Form 10-Q
period 1995-09-30
NORTH VALLEY BANCORP
filed 1995-11-09
CIK 353191

FORM 10-QSB

              U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the quarterly period ended    September 30, 1995

               Commission file number    0-10652




                      NORTH VALLEY BANCORP
      (Exact name of small business issuer in its charter)
   California                                         94-2751350
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization              Identification No.)


            880 E. Cypress Avenue, Redding, CA. 96002
    (Address of principal executive offices)  (Zip code)



         Issuer's telephone number    (916) 221-8400





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No



The number of shares outstanding of common stock as of October 1, 1995, was 1,226,470 .










                            INDEX

             NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets-- September 30, 1995 and December 31, 1994

     Condensed consolidated statements of income-- Nine months ended September 30, 1995 and 1994; three months ended
     September 30, 1995 and 1994

     Consolidated statement of cash flows-- Nine months ended
     September 30, 1995 and 1994

     Notes to condensed consolidated financial statements--
     September 30, 1995

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K


SIGNATURES
PART I.  FINANCIAL INFORMATION

  NORTH VALLEY BANCORP AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS
                                             September 30  December 31
                                                  1995         1994
                                                (unaudited)   (Note)
                                                   (000's omitted)
ASSETS:

  Cash and due from banks                       $  9,965    $ 10,497
  Federal funds sold                              14,100       9,500

  Investment securities:
    Available for sale, at fair value             12,493      16,955
    Held to maturity, at amortized cost           41,416      41,374
      (market value of $43,262 and $41,023
       at September 30, 1995 and December
       31, 1994, respectively)

  Loans receivable                               145,870     126,607
    Less:  Allowance for possible loan losses      1,316       1,144
           Net Loans Receivable                  144,554     125,463
  Premises and equipment owned, net                3,710       3,532
  FHLB stock                                         654         609
  Accrued interest receivable                      1,670       1,497
  Other assets                                     4,751       4,529

  TOTAL ASSETS                                  $233,313    $213,956

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Deposits:
    Non interest bearing                        $ 25,876    $ 25,158
    Interest bearing                             184,303     168,383
      Total deposits                             210,179     193,541
  Accrued interest and other liabilities           2,286       2,489

  TOTAL LIABILITIES                             $212,465    $196,030

SHAREHOLDERS' EQUITY:

  Common stock, no par value--
    Authorized 20,000,000 shares,
    issued and outstanding
    1,226,470 for 1995 and 1,219,855 for 1994      9,759       9,694
  Retained Earnings                               11,062       8,493
  Unrealized gain/(loss) on investment
    securities, available for sale                    27    (    261)

  TOTAL STOCKHOLDERS' EQUITY                      20,848      17,926

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $233,313    $213,956

=======================================================================
Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.
=====================================================================
See notes to condensed consolidated financial statements (unaudited).


NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                 Nine Months Ended
                                                   September 30
                                                 1995         1994
                                               (000's omitted,
                                             except per share data)
Interest Income:
  Loans including fees                         $  9,687    $  7,453
Investment securities:
  Taxable                                           806         980
  Exempt from federal taxes                       1,617       1,390
  Federal funds sold                                797         495

      TOTAL INTEREST INCOME                      12,907      10,318
Interest Expense on Deposits                      5,567       4,023

      NET INTEREST INCOME                         7,340       6,295
Provision for loan losses                           350         180

      NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                             6,990       6,115

Other Operating Income:
  Service charges on deposit accounts             1,008         922
  Other customer fees and charges                   563         544
  Gain on sale of loans                             145         126
  Gain on sale of securities                         40           7
  Other                                             315         207
      TOTAL OTHER OPERATING INCOME                2,071       1,806

Other Operating Expenses:
  Salaries & employee benefits                    2,748       2,644
  Occupancy                                         318         302
  Furniture & equipment                             332         326
  Other                                           1,419       1,520

      TOTAL OTHER OPERATING EXPENSES              4,817       4,792


Income before provision for income taxes          4,244       3,129
Provision for income taxes                        1,222         922

      NET INCOME                               $  3,022    $  2,207



Net income per common share                    $   1.63    $   1.19

Weighted average shares outstanding
  used to compute net income per share        1,856,005   1,849,058
====================================================================
See notes to condensed consolidated financial statements (unaudited).





NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                Three Months Ended
                                                   September 30
                                                  1995         1994
                                               (000's omitted,
                                             except per share data)
Interest Income:
  Loans including fees                         $  3,441    $  2,662
Investment securities:
  Taxable                                           257         327
  Exempt from federal taxes                         555         483
  Federal funds sold                                215         196

      TOTAL INTEREST INCOME                       4,468       3,668
Interest Expense on Deposits                      1,973       1,400

      NET INTEREST INCOME                         2,495       2,268
Provision for loan losses                           200          60

      NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                            2,295       2,208

Other Operating Income:
  Service charges on deposit accounts               343         328
  Other customer fees and charges                   192         181
  Gain on sale of loans                              66          48
  Gain on sale of securities                         16           4
  Other                                             118          60
      TOTAL OTHER OPERATING INCOME                  735         621

Other Operating Expenses:
  Salaries & employee benefits                      903         864
  Occupancy                                         105         115
  Furniture & equipment                             105         103
  Other                                             386         502

      TOTAL OTHER OPERATING EXPENSES              1,499       1,584


Income before provision for income taxes          1,531       1,245
Provision for income taxes                          457         369

      NET INCOME                               $  1,074    $    876


Net income per common share                    $    .58    $    .47


Weighted average shares outstanding
  used to compute net income per share        1,856,005   1,849,058
====================================================================
See notes to condensed consolidated financial statements (unaudited).






NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)        Nine Months Ended
                                                          September 30
                                                        1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:                    (000's omitted)
Net income                                          $  3,022     $  2,207
Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                        277          272
    Amortization of discount on
      investment securities                               14           54
    Provision for loan losses                            350          180
    Gain on sale of available for sale securities    (    28)         -0-
    Gain on sale of investment securities                -0-      (     7)
    Gain on sale of trading securities               (    12)         -0-
    Gain on sale of loans                            (   145)     (   126)
    Provision for deferred taxes                     (    15)     (    20)
    Effect of changes in:
      Accrued interest receivable                    (   173)     (   158)
      Other assets                                   (   329)     (   533)
      Accrued interest and other liabilities             224          465
Total adjustments                                        163          127
NET CASH PROVIDED BY OPERATING ACTIVITIES              3,185        2,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of FHLB stock                               (    45)         -0-
Purchases of available for sale securities           ( 2,216)         -0-
Purchases of trading securities                      ( 2,996)         -0-
Proceeds from sales of available for sale securities     102          -0-
Proceeds from sales of trading securities              3,008          -0-
Proceeds from maturities of available
  for sale securities                                  7,000          -0-
Purchases of held to maturity securities             ( 5,182)         -0-
Proceeds from maturities or calls of held
  to maturity securities                               5,140          -0-
Proceeds from sales of investment securities             -0-        3,020
Proceeds from maturities of investment securities        -0-       16,548
Purchases of investment securities                       -0-      (19,743)
Proceeds from sales of loans                           2,828        6,088
Net increase in loans                                (22,124)     (26,115)
Purchases of premises and equipment                  (   455)     (   146)
Net cash used in investment activities               (14,940)     (20,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts,
  and savings accounts                                   106        4,210
Net increase in time certificates                     16,532        6,887
Cash dividends paid                                  (   880)     (   848)
Cash received for stock options exercised                 65           54
Net cash provided by financing activities             15,823       10,303

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   4,068      ( 7,711)

CASH AND CASH EQUIVALENTS, beginning of year          19,997       32,251

CASH AND CASH EQUIVALENTS, end of period             $24,065      $24,540
====================================================================
See notes to condensed consolidated financial statements (unaudited).


NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1995


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany items and transactions have been eliminated. In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investments - The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115,
Accounting for Certain Investments in Debt and Equity Securities.
The Company's policy with regard to investments is as follows:

         Trading Securities are carried at fair value. Gains and losses on sales and changes in market value are included in other operating income.

         Held to Maturity Securities are carried at cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income.
         The Company's policy of carrying such investment securities at amortized cost is based upon its ability and management's intent to hold such securities to maturity.

         Available for Sale Securities are carried at fair value and represent securities not classified as trading securities nor as held to maturity securities. Unrealized gains and losses resulting from changes in fair value are recorded, net of tax, as a separate component of equity. Gains or losses on disposition are recorded in other operating income based on the net proceeds received and the carrying amount of the securities sold, using the specific identification method.


Income Taxes - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, effective
January 1, 1993. This statement supersedes SFAS No. 96, Accounting for Income Taxes, which was adopted by the Company in 1987.

SFAS No. 109 applies the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are calculated by applying applicable tax laws to the differences between the financial statements basis and the tax basis of assets and liabilities currently recognized in the consolidated statement of income in the amount of the net change during the year of the deferred tax balances in the consolidated balance sheet. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Loan Impairment - On January 1, 1995, the Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. These statements address the accounting and reporting by creditors for impairment of certain loans. A loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These statements are applicable to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as credit cards, residential mortgage and consumer installment loans, loans that are measured at fair value or at the lower of cost or fair value and leases. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are measured for impairment as part of the Company's normal internal asset review process. The adoption of these statements did not have a material effect on the Company's financial position at September 30, 1995 or the results of its operation for the nine months then ended.

Interest income is recognized on impaired loans in a manner similar to that of all loans. It is the Company's policy to place loans that are delinquent 90 days or more as to principal or interest on a nonaccrual of interest basis unless secured and in the process of collection, and to reverse from current income accrued but uncollected interest. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of principal is considered by management to be probable.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1995.

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein which are incorporated by reference herein. Since the Company is a holding company whose principal asset is the Bank, the following discussion relates principally to the financial condition and results of operations of the Bank.

Overview

The Company's net income was $3,022,000 for the period ended September 30, 1995, a 36.93% increase from $2,207,000 for the period ending September 30, 1994. On a per share basis, September 30, 1995 profits increased to $1.63, compared to $1.19 for September 30, 1994. Per share amounts have been adjusted to give effect to a 3-for-2 stock split declared September 18, 1995.

Net Interest Income

Net interest income is the principal source of the Company's earnings, which represents the difference between interest earned on loans (including yield-related loan fees) and investments and interest paid on deposits. Tax exempt interest income from investment securities is adjusted to an amount which would have been earned if such income were subject to federal income tax. Net interest income on a fully taxable equivalent basis (FTE) was $8,193,000 for the third quarter ending September 30, 1995, an increase of 15.35% over $7,103,000 for the third quarter ending September 30, 1994.

The increase in loan balances and increasing yields on interest earning assets offset increases in interest paid on time deposits.

Net interest income (FTE) expressed as a percentage of average earning assets, is referred to as net interest margin. The net interest margin for September 30, 1995, increased to 5.24% from 4.88% for the same period ending September 30, 1994. The higher yield on earning assets was offset by the repricing of interest bearing liabilities.

Non-Interest Income

Non-interest income is primarily derived from fees earned by the Company for deposit-related customer services. Total non-interest income increased $265,000 to $2,071,000 for the nine months ended September 30, 1995, compared to $1,806,000 for the nine months ended September 30, 1994.


Increases in deposit accounts attributed to increases in service charges in deposit accounts. An insurance policy payment totaling $53,000 for the death of one of the Company's directors attributed to the increase in other non-interest income.

A summary of non-interest income for the nine months ended September 30, 1995 and 1994, is presented below:

Non-Interest Income                        September 30
  (in thousands)                          1995      1994

Service charges on deposit accounts      $1,008    $  922
Other fees and charges                      563       544
Gain on sale of loans                       145       126
Gain on sale of securities                   40         7
Other                                       315       207
  Total Non-Interest income              $2,071    $1,806


Non-Interest Expense

Non-interest expense increased $25,000, or .52% for the nine months ended September 30, 1995, compared to the nine months ended September 30, 1994.

Salaries and employee benefits expenses were $2,748,000 as of September 30, 1995, and $2,644,000 for the period ending September 30, 1994. The increase in salary and benefit expense is attributed to normal salary increases, increased employer taxes and an increase in the net pension cost for the supplemental retirement plans for directors and key executives.

The Federal Deposit Insurance Corporation (FDIC) refunded $1.5 billion to banks on September 15 for overpayments on insurance premiums for the months June through September. The FDIC verified that the Bank Insurance Fund (BIF) was fully recapitalized at the end of May. The Bank received a refund of approximately $126,000 for premiums paid June through September to the FDIC, resulting in a decrease in FDIC assessments (included in other operating expense).

A summary of non-interest expense for the nine months ended September 30, 1995 and 1994, is presented below:

Non-Interest Expense                      September 30
   (in thousands)                        1995     1994

Salaries & employee benefits           $ 2,748  $ 2,644
Occupancy expense                          318      302
Furniture & equipment expense              332      326
Professional services                      107       98
Data processing expenses                   193      165
Printing & supplies                        151      186
Postage                                    121      109
FDIC & State banking assessments           223      321
Correspondent bank expense                  14       43
ATM expense                                 98       89
Other                                      512      509
     Total non-interest expense        $ 4,817  $ 4,792



Income Taxes

The provision for income taxes for the nine months ended September 30, 1995 was $1,222,000 as compared to $922,000 for the same period in 1994.



Impaired, Nonaccrual, Past Due and Restructured Loans and Other
Assets

At September 30, 1995, the Company's total recorded investment in impaired loans was $1,230,000, for which there is a related allowance for credit losses of $358,000 determined in accordance with FAS
Statements 114 and 118.

The average recorded investment in the impaired loans during the nine months ended September 30, 1995 was $239,000, as all such loans were on nonaccrual status; the related amount of interest income recognized during the period that such loans were impaired was $-0-and the amount of interest income recognized using a cash-basis method of accounting during the time within the period that the loans were impaired was $-0-.

Nonaccrual loans consist of loans where reasonable doubt exists as to the full, timely collection of interest or principal, or when a loan becomes contractually past due by 90 days or more with respect to interest or principal payments (except on loans deemed by management to be fully collectible). Management believed the Company's Allowance for Loan Losses as of September 30, 1995, was adequate against foreseeable losses.

Information with respect to nonaccrual, past due 90 days or more as to principal or interest, restructured loans (not otherwise included in the nonaccrual category) and other real estate owned at September 30, 1995 and December 31, 1994, is as follows:

                                    September 30   December 31
   (in thousands)                       1995           1994

Nonaccrual loans                      $   312        $   421
Accruing loans past due 90 days
  or more                                   1             22
Other real estate owned                    48            -0-
     Total                            $   361        $   443

Allowance for Loan Losses

Management assesses the adequacy of the allowance for loan loss based on loan loss experience, specific identification of potential losses in the portfolio and economic conditions. Additions to the Allowance are made by charges to operating expenses in the form of a provision for possible loan losses. The Allowance for loan losses totaled $1,316,000 or .90% of total loans at September 30, 1995, compared to $1,144,000 or .90% at December 31, 1994. Management's continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future funding levels. Net charge-offs were $178,000 or .13% of average loans for the nine months ended September 30, 1995, as compared to $162,000 or .14% of average loans for the year ended December 31, 1994. A provision for loan losses of $350,000 was charged to income as of September 30, 1995.


Liquidity and Interest Rate Sensitivity

Liquidity represents the Company's ability to satisfy cash flow requirements created by fluctuations in deposits and to meet borrowers' credit needs. Effective liquidity management insures that sufficient funds are available to meet demands from depositors, borrowers and other commitments on a timely basis. Collection of principal and interest on loans, the liquidations of short-term investment securities, deposit inflow and short term borrowing when needed are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds in the amount of $9,000,000 as of September 30, 1995, were available to provide liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") system providing another source of liquidity. The Company had not borrowed from FHLB as of September 30, 1995.

The Company manages both assets and liabilities to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $77,974,000 and $78,326,000 (or 33.42% and 36.61% of total assets) at
September 30, 1995 and December 31, 1994, respectively. Total liquid assets include investment securities classified as held to maturity based on the Company's intent to hold such securities to maturity of $41,416,000 and $41,374,000 for September 30, 1995 and December 31,
1994, respectively.

The Company's ability to generate retail core deposits consisting of demand deposits, NOW, regular savings, money market deposit accounts and time deposits of less than $100,000 provides a continued source of liquidity. Core deposits totaled $195,944,000 and $179,759,000 at September 30, 1995 and December 31, 1994, respectively.

Management considers the Company's liquidity sufficient to satisfy its funding demand for normal banking transactions for the next twelve months.

Interest rate sensitivity management concentrates on reducing the impact on net interest income due to shifts in interest rates. The Company measures its interest rate sensitivity with an asset liability simulation model. The model analyzes the mix and repricing characteristics of interest rate sensitive assets and liabilities using multipliers (how interest rates change when Fed Funds rate changes by 1%) and lags (time it takes for rates to change after Fed Funds rate changes). The model simulates the effects on net interest income when the Fed Funds rate experiences a 1% increase or decrease compared to current levels. In management's view, the Company has low interest rate risk in the short term as measured by the model, specifically the next twelve months.

The following table shows the interest sensitive assets and liabilities gap, which is the measure of interest sensitive assets over interest bearing liabilities, for each individual repricing period on a cumulative basis:

                          Within 3  3 months    1-5    5+
September 30, 1995        months   to 1 Year  Years  Years   TOTAL
(in thousands)
 EARNING ASSETS:
  Investment securities   $    85 $   2,098 $  7,890 $31,343 $ 41,416
  Available for sale
    securities              3,993     3,986    3,956     558   12,493
  Trading account
    securities                -0-       -0-      -0-     -0-      -0-
  Fed Funds Sold           14,100       -0-      -0-     -0-   14,100
  Loans                    56,126    17,175   39,975  32,594  145,870
    Total earning assets  $74,304 $  23,259 $ 51,821 $64,495 $213,879

INTEREST BEARING LIABILITIES:
  Interest bearing demand
    deposits              $   -0- $  37,403 $    -0- $   -0- $ 37,403
  Savings deposits            -0-    44,178      -0-     -0-   44,178
  Time deposits            35,267    60,280    7,175     -0-  102,722
    Total interest bearing
      liabilities         $35,267 $ 141,861 $  7,175 $   -0- $184,303

INTEREST RATE SENSITIVITY
  GAP                     $39,037 $(118,602)$ 44,646 $64,495
CUMULATIVE INTEREST RATE
  SENSITIVITY GAP          $39,037 $( 79,565)$(34,919)$29,576



At September 30, 1995, the gap table indicates the Company as liability sensitive in the twelve month period. Interest rate sensitivity measured by the gap method does not consider the impact of different multipliers (how interest rates change when Fed Funds rate changes by 1%) and lags (time it takes for rates to change after Fed Funds rate changes). The Company's model analyzes the impact on earnings of future rate changes by including factors for lags and multipliers for key bank rates. Both methods of measuring interest rate sensitivity do not take into account actions taken by management to modify the effect to net interest income if interest rates were to rise or fall.

Even though the Bank had a negative gap in the nine month period as of September 30, 1995, the asset liability simulation model showed the Bank slightly asset sensitive in 1995. Due to an increasing rate environment in 1995, the Bank's asset sensitive posture had a positive impact on net interest margins as predicted by the asset liability simulation model.

Financial Condition

Total assets at September 30, 1995, were $233,313,000, representing an increase of 9.05% over December 31, 1994 assets of $213,956,000.

During 1995, net loans increased 15.22% to $144,554,000, from
$125,463,000 at December 31, 1994.  Loans are the major component of
earning assets.   The Bank's average loan to deposit ratio was 65.61%
and 60.49% at September 30, 1995 and December 31, 1994, respectively.

Investment securities and federal funds sold totaled $68,009,000 at September 30, 1995, compared to $67,829,000 at December 31, 1994.

Funding for increased loan and investment activity came from increases in deposits. Total deposits increased $16,638,000 as of September 30, 1995, to $210,179,000, as compared to $193,541,000 at
December 31, 1994. The increase was mainly in interest-bearing instruments.

The Company maintains capital levels to support conservative internal growth and to encourage confidence from depositors and investors.
Shareholders' equity increased to $20,848,000 as of September 30, 1995, as compared to $17,926,000 for year end 1994.

Banking regulators require bank holding companies and banks to maintain capital equal to at least 8% of their assets, weighted by risk. At least 4% of the total 8% ratio must consist of Tier 1 capital (primarily shareholders' equity).

In addition, banking regulators also require bank holding companies and banks to maintain a certain Tier 1 leverage ratio. The leverage ratio is measured by the ratio of Tier 1 capital to adjusted average assets.

The table below provides a comparison of the Bank's risk based capital ratio and leverage ratio to the minimum regulatory guidelines for the periods indicated:
                                                          MINIMUM
                                                         REGULATORY
                           September 30   December 31   REQUIREMENTS
                                1995         1994
RISK-BASED CAPITAL RATIOS:
  Tier 1                        13.00%       13.09%          4.00%
  Total                         13.82%       13.91%          8.00%

LEVERAGE RATIO                   9.21%        8.49%       3.00%-5.00%


Impact of Inflation

Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because its assets and liabilities consist largely of monetary items. The relatively low proportion of the Company's fixed assets (less than 1.59% at September 30, 1995) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

North Valley Bancorp recorded a net profit for the three months ended September 30, 1995, of $1,074,000, as compared to a net profit of $876,000 for the same period in 1994. The net income for the three month period ended September 30, 1995, resulted in net income per share of fifty-eight cents ($.58).


Net Interest Income

Net interest income on a fully tax-equivalent basis (FTE) increased $306,000, or 12.26%, to $2,801,000 for the three months ended
September 30, 1995, as compared to $2,495,000 for the same period in 1994.

Changes in net interest income are a result of changes in volume between average earning assets and interest bearing liabilities and in the difference between interest yields from average earning assets and the cost of interest bearing liabilities. Net interest income increased over 1994 levels primarily due to an increase in volume of interest earning assets.

Net interest income on a fully taxable equivalent basis expressed as a percentage of total average earning assets is referred to as the net interest margin. The net interest margin (FTE) was 5.22% and 5.09% for the three months ending September 30, 1995 and 1994, respectively.


Other Operating Income

Total other operating income increased to $735,000, compared to $621,000 for the three months ended September 30, 1995 and 1994, respectively.

A summary of other operating income for the three month periods ending September 30, 1995 and 1994, is presented below:


Other Operating Income                           September
   (in thousands)                              1995      1994

Service charges on deposit
   accounts                                   $ 343     $ 328
Other customer fees and charges                 192       181
Gain on sale of loans                            66        48
Loss on sale of securities                       16         4
Other                                           118        60

   TOTAL OTHER OPERATING INCOME               $ 735     $ 621




Other Operating Expense

Other operating expense decreased during the third three months of 1995 to $1,499,000 compared to $1,584,000 for the same period in 1994. This was primarily attributable to a refund in insurance premiums from the FDIC.

Personnel expense increased to $903,000, or 4.51%, during the third three months of 1995, compared to $864,000 for the same period in 1994.

A summary of other operating expense for the three month periods ended September 30, 1995 and 1994, is presented below:


Other Operating Expense                          September
  (in thousands)                              1995      1994

Salaries & employee benefits                 $  903    $  864
Occupancy                                       105       115
Furniture & equipment                           105       103
Professional services                            35        37
Data processing                                  66        55
Printing & supplies                              50        63
Postage                                          38        35
FDIC & State Banking Assessments              (   6)      109
Correspondent bank                                4        10
ATM                                              32        29
Other                                           167       164

         TOTAL OTHER OPERATING EXPENSE      $1,499    $1,584





PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:


The Company did not file any reports on Form 8-K during the nine months ended September 30, 1995.







                             SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           North Valley Bancorp
                                              (Registrant)


Date  November 8, 1995              /s/  J. F. Cowee
                                  J. F. Cowee
                                  Chief Financial Officer