Form 10-Q/A
period 1995-09-30
NORTH VALLEY BANCORP
filed 1996-01-26
CIK 353191

FORM 10-QSB/A

              U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the quarterly period ended    September 30, 1995

               Commission file number    0-10652




                      NORTH VALLEY BANCORP
       (Exact name of small business issuer in its charter)
   California                                         94-2751350
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                    Identification No.)


     880 E. Cypress Avenue, Redding, CA.    96002
  (Address of principal executive offices)  (Zip code)



          Issuer's telephone number    (916) 221-8400





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No



The number of shares outstanding of common stock as of October 1, 1995, was 1,226,470.





                            SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         North Valley Bancorp
                                             (Registrant)

Date January 25, 1996                        /s/ J. F. Cowee
                                               J. F. Cowee
                                   Chief Financial Officer