Form 10KSB
period 1995-12-31
NORTH VALLEY BANCORP
filed 1996-04-05
CIK 353191

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            FOR THE FISCAL YEAR ENDED     December 31, 1995
                                          -----------------

                     Commission file number    0-10652
                                             -----------

                              NORTH VALLEY BANCORP
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

   California                                         94-2751350
- --------------------------------------------------------------------------------
(State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                 Identification No.)

                    880 E. Cypress Avenue, Redding, CA. 96002
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

                  Issuer's telephone number    (916) 221-8400
                                             ------------------

         Securities registered under Section 12(g) of the Exchange Act:

                            No par value common stock
                   ------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No
                                                             ------     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Total revenue for year ended December 31, 1995, was $ 20,099,000
                                                    -------------

The aggregate market value of the voting stock held by non-affiliates based on the average bid and asked prices of such stock, was $ 28,208,000 as of November
                                                    ------------
30, 1995.

The number of shares outstanding of common stock as of March 1, 1996, was 1,842,558.
- ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 9, 10, 11, and 12 of this Form 10-KSB.

                                TABLE OF CONTENTS
                                                                       Page
                                                                       ----
Part I

Item  1  - Description of Business...................                   2

Item  2  - Description of Property...................                  26

Item  3  - Legal Proceedings ........................                  27

Item  4  - Submission of Matters to a Vote of
             Security Holders .......................                  27

Part II

Item  5  - Market for Common Equity
               and Related Stockholder Matters ......                  28

Item  6  - Management's Discussion and Analysis or
               Plan of Operation  ...................                  29

Item  7  - Financial Statements .....................                  35

Item  8  - Changes in and Disagreements With
             Accountants on Accounting and
             Financial Disclosure ...................                  35


Part III

Item 9   - Directors, Executive Officers, Promoters and
             Control Persons; Compliance with Section
             16(a) of the Exchange Act...............                  36

Item 10  - Executive Compensation ...................                  36

Item 11  - Security Ownership of Certain
              Beneficial Owners and Management..                       36

Item 12  - Certain Relationships and
              Related Transactions ..................                  37

Item 13  - Exhibits and Reports on Form 8-K..........                  37

Financial Statements.................................                  87

Signatures ..........................................                 106

                                      - I -

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

             North Valley Bancorp (the "Company") is a bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company was incorporated in 1980 in the State of California, and wholly owns its principal subsidiaries, North Valley Bank (the "Bank"), North Valley Trading Company (the "Trading Company"), and Bank Processing, Inc. The sole subsidiary of the Bank, which is inactive, is North Valley Basic Securities (the "Securities Company"). As used herein, the terms "North Valley Bancorp" or the "Company" include the subsidiaries of the Company and the term "Bank" includes the subsidiary of the Bank, unless the context requires otherwise.

             At December 31, 1995, the Company had approximately 131 employees (which includes 114 full-time equivalent employees); the Company had total consolidated assets of $235,072,000; before consolidation the Bank had total assets of $234,313,000 and total deposits of $211,499,000; assets of the Trading Company were $3,500; assets of Bank Processing, Inc., were $455,000; and assets of the Securities Company were $1,000.

             The Bank was organized in September, 1972, under the laws of the State of California, and commenced operations in February, 1973. The Bank is principally supervised and regulated by the California Superintendent of Banks and conducts a commercial and retail banking business, which includes accepting demand, savings, money market rate deposit accounts, and time deposits, and making commercial, real estate and consumer loans. It also offers installment note collections, issues cashier's checks and money orders, sells travelers' checks and provides safe deposit boxes and other customary banking services. As a federally insured bank, the Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and deposits are insured by the FDIC up to the legal limits thereupon. The Bank does not offer trust services nor international banking services and does not plan to do so in the near future.

             The Bank operates nine banking offices in Shasta and Trinity Counties, for which it has received all of the requisite regulatory approvals. The headquarters office in Redding was opened in February, 1973. In October, 1973, the Bank opened its Weaverville Office; in October, 1974, its Hayfork Office; in January, 1978, its Anderson Office; and in September, 1979, its Enterprise Office (East Redding). On December 20, 1982, the Bank acquired the assets of two branches of the Bank of California: one located in Central Valley and the other in Redding, California. On June 1, 1985, the Bank opened its Westwood Village Office in south Redding. On November 27, 1995, the Bank opened a new branch located in Palo Cedro, California. During the year ended December 31, 1995, the Bank purchased, in the ordinary course of business, the Hayfork branch for $134,000 which the Bank previously leased from a former Board member.

             The Trading Company, incorporated under the laws of the State of California in 1984, formed a joint venture to explore trading opportunities in the Pacific Basin. The joint venture was terminated in July, 1986, and the Trading Company is now inactive. The Securities Company, formed to hold premises pursuant to Section 752 of the California Financial Code, was inactive. North Valley Consulting Services was established as a consulting service for depository institutions. In

December, 1988, North Valley Consulting Services changed its name to Bank Processing, Inc. Bank Processing, Inc., was established as a bank processing service to provide data processing services to other depository institutions, pursuant to Section 225.25(b)(7) of Federal Reserve Regulation Y and Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended ("BHCA").

             Bank Processing, Inc., is utilizing "excess capacity" on their system to process other depository institutions' data, and is currently processing daily applications for the Bank and two other banks where entries are captured and files updated by the "Liberty Banking Package," which include:
Demand Deposits (DDA), Savings Deposits (SAV), Central Information Files (CIF), Mortgage Loans (MLA), Installment Loans (ILA), Commercial Loans (CLA), Individual Retirement Accounts (IRA), and Financial Information Statement; i.e., General Ledger (FIS). The data processing activities do not involve providing hardware or software.

             At December 31, 1995, Bank Processing, Inc., had cash assets of approximately $178,000.

             On August 18, 1995, the Bank terminated its Nondiscretionary Full Service Brokerage Agreement (the "Agreement") with PrimeVest Financial Services, Inc. ("PrimeVest"), and entered into an Agreement with Linsco Private Ledger ("LPL"). The Agreement with LPL, dated August 18, 1995, provides for LPL to furnish brokerage services and standardized investment advice to Bank customers at an LPL office located at 1327 South Street, in the upstairs portion of North Valley Bank. All investments recommended to Bank customers appear on an approved list or are specially approved by LPL's central office. The Bank shares in the fees and commissions paid to LPL on a pre-determined schedule.


             The Company does not hold deposits of any one customer or group of customers where the loss of such deposits would have an effect on the Company. The Company's business is not seasonal.




Selected Statistical Data

             The following tables present certain consolidated statistical information concerning the business of the Company. This information should be read in conjunction with the Consolidated Financial Statements and the notes thereto and Management's Discussion and Analysis or Plan of Operation and other information contained elsewhere herein. Averages are based on daily averages. Tax-equivalent adjustments (using a 35% tax rate for 1995, 1994 and 1993) have been made in calculating yields on tax-exempt securities.


AVERAGE BALANCES AND TAX-EQUIVALENT NET INTEREST MARGIN
             The following table sets forth the Company's consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders' equity for each of the past three years.

                                                   1995                               1994                      1993
                                                             AVERAGE                          AVERAGE                       AVERAGE
                                    AVERAGE     INCOME/      RATES     AVERAGE    INCOME/     RATES    AVERAGE   INCOME/    RATES
(Dollars in thousands)              BALANCE     EXPENSE(1)   EARNED/   BALANCE    EXPENSE(1)  EARNED/  BALANCE   EXPENSE(1) EARNED/
                                                             PAID                             PAID                          PAID
                                    ================================   =============================   ===========================
ASSETS

Federal funds sold                    17,742      1,040      5.86%      16,163        652      4.03%     24,644      728      2.95%
Available for sale securities:
  U.S. Treasury securities             9,070        374      4.12%      22,228        923      4.15%     25,736    1,133      4.40%
  U.S. Agencies                        3,200        202      6.31%       3,060        150      4.90%      4,450      272      6.11%
  Obligations of states and
    political subdivisions                55          5      9.09%
  Other investments                    1,058         45      4.25%         396          9      2.27%        159        2      1.26%
                                     -------     ------      ----      -------     ------      ----      ------    -----      ----
    Total available for sale
      securities                      13,383        626      4.68%      25,684      1,082      4.21%     30,345    1,407      4.64%
Held to maturity securities:
  U.S. Agencies                        5,594        353      6.31%       3,104        207      6.67%
  Obligations of states and
    political subdivisions            36,470      3,330      9.13%      31,902      2,897      9.08%     25,816    2,353      9.11%
                                     -------     ------      ----      -------     ------      ----      ------    -----      ----
      Total held to maturity
        securities                    42,064      3,683      8.76%      35,006      3,104      8.87%     25,816    2,353      9.11%
Trading account securities               211         13      6.16%          39          1      2.56%        239       15      6.28%
Total loans                          137,613     13,230      9.61%     114,577     10,347      9.03%     92,399    9,171      9.93%
                                     -------     ------      ----      -------     ------      ----      ------    -----      ----

Total interest earning assets/
  interest income                    211,013     18,592      8.81%     191,469     15,186      7.93%    173,443   13,674      7.88%
                                                             ====                              ====                           ====
Nonearning assets                     18,834                            18,234                           17,545
Less:  Allowance for loan losses      (1,259)                           (1,132)                          (1,115)

  TOTAL ASSETS                       228,588                           208,571                          189,873
                                     =======                           =======                          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities
Deposits
  Transaction                         36,520        867      2.37%      25,903        808      3.12%     22,758      799      3.51%
  Savings & Money Market              44,123      1,248      2.83%      48,124      1,368      2.84%     45,042    1,403      3.11%
  Time                               100,345      5,444      5.43%      81,844      3,284      4.01%     72,437    3,053      4.21%
                                     -------     ------      ----      -------     ------      ----      ------    -----      ----
    Total interest bearing
      deposits/interest expense      180,988      7,559      4.18%     155,871      5,460      3.50%    140,237    5,255      3.75%
                                                  -----      =====                  -----      ====                -----      ====
Non interest-bearing deposits         24,826                            33,535                           32,700
Other noninterest-bearing
  liabilities                          2,800                             2,286                            2,086
                                     -------                          --------                          -------

  TOTAL LIABILITIES                  208,614                           191,692                          175,023


Shareholders' equity                  19,974                            16,879                           14,850
                                     -------                          --------                          -------
  Total Liabilities and
    and Stockholders' Equity         228,588                           208,571                          189,873
                                     =======                          ========                          =======

  Net Interest Income and Margin(3)              11,033      5.23%                  9,726      5.08%                 8,419    4.85%
                                                 ======      =====                  =====      ====                  =====    ====


(1) Tax-equivalent basis
(2) Loans on nonaccrual status have been included in the computation of average balances.
(3) Net interest margin is determined by dividing net interest income by total average interest earning assets.



RATE-VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

             The following table summarizes changes in net interest income resulting from changes in average asset and liability balances (volume) and changes in average interest rates.


                                             1995 versus 1994             1994 versus 1993                  1993 versus 1992
                                      ----------------------------  ------------------------------   -------------------------------
                                                          Total                          Total                             Total
                                     Average  Average    Increase   Average   Average   Increase    Average    Average    Increase
(Dollars in thousands)                Volume   Rate     (Decrease)  Volume     Rate    (Decrease)    Volume      Rate     (Decrease)

INTEREST INCOME

Interest on Federal funds sold         93       295         388       (342)    266          (76)        148       (74)        74
Interest on available for sale
  securities:
  U.S. Treasury securities           (543)       (6)       (549)      (146)    (64)        (210)         --        --         --
  U.S. Agencies                         9        43          52        (68)    (54)        (122)         --        --         --
  Obligations of states and
    political subdivisions              5         0           5         --      --           --          --        --         --
  Other investments                    28         8          36          5       2            7          --        --         --
                                   ------     -----        -----     -----    ----        -----        -----     -----      ----

    Total available for sale
      securities                     (501)       45        (456)      (209)   (116)        (325)        402      (298)       104
Interest on held to maturity
  securities:
  U.S. Agencies                       157       (11)        146        207       0          207          --        --         --
  Obligations of states and
    political subdivisions            417        16         433        552      (8)         544          --        --         --
                                   ------     -----        -----     -----    ----        -----        -----     -----      ----
      Total held to maturity
        securities                    574         5         579        759      (8)         751          539      (52)       487
Interest on trading account
    securities                         11         1          12         (5)     (9)         (14)
Interest on total loans             2,215       668       2,883      2,003    (827)       1,176          212     (783)      (571)
                                   ------     -----       -----      -----    ----        -----        -----     -----      ----

  Total interest income             2,391     1,015       3,406      2,206    (694)       1,512        1,301   (1,207)        94
                                   ------     -----       -----      -----    ----        -----        -----    ------      ----

INTEREST EXPENSE

Interest bearing liabilities
Deposits
  Transaction                         252      (193)         59         98     (89)           9           60       55        115
  Savings & Money Market             (113)       (7)       (120)        88    (123)         (35)         270     (188)        82
  Time                              1,004     1,156       2,160        377    (146)         231          221     (648)      (427)
                                   ------     -----       -----      -----    ----        -----        -----    -----       ----

    Total interest expense          1,143       956       2,099        563    (358)         205          551     (781)      (230)
                                   ------     -----       -----      -----    ----        -----        -----    -----       ----

Change in net interest income       1,249        58       1,307      1,643    (336)       1,307          750     (426)       324
                                   ======     =====       =====      =====    ====        =====        =====    =====       ====


(1) The change in interest due to both rate and volume has been allocated to volume.

Investment Securities:

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

             AVAILABLE FOR SALE SECURITIES are carried at fair value and represent securities not classified as trading securities nor as held-to-maturity securities. Unrealized gains and losses resulting from changes in fair value are recorded, net of tax, as a separate component of stockholders' equity. Gains or losses on disposition are recorded in other operating income based on the net proceeds received and the carrying amount of the securities sold, using the specific identification method.

             HELD TO MATURITY SECURITIES are carried at cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. The Company's policy of carrying such investment securities at amortized cost is based upon its ability and management's intent to hold such securities to maturity.


             At December 31, the amortized cost of securities and their approximate fair value were as follows (in thousands):

AVAILABLE FOR SALE SECURITIES:                       1995
                                  ----------------------------------------------
                                                                      Carrying
                                                Gross      Gross       Amount
                                  Amortized  Unrealized  Unrealized (Approximate
                                    Cost        Gains      Losses   Fair Value)

U.S. Treasury securities           $ 2,000     $     2     $ 1,998
Securities of U.S. government
  agencies and corporations          5,000     $     6          39       4,967
Other securities                     5,512         227          20       5,719
                                   -------     -------     -------     -------
                                   $12,512     $   233     $    61     $12,684
                                   =======     =======     =======     =======


                                                     1994
                                  ----------------------------------------------

U.S. Treasury securities           $12,015                 $   276     $11,739
Securities of U.S. government
  agencies and corporations          2,000                     153       1,847
Other securities                       312     $    57                     369
                                   -------     -------     -------     -------
                                   $14,327     $    57     $   429     $13,955
                                   =======     =======     =======     =======

HELD TO MATURITY SECURITIES:
                                                      1995
                           -----------------------------------------------------

                                Carrying       Gross        Gross    Approximate
                                 Amount     Unrealized    Unrealized    Fair
                           (Amortized Cost)     Gain        Losses      Value

U. S. Agencies                  $ 1,598       $     2                 $ 1,600
Obligations of states and
  political subdivisions         33,619         1,846     $     8      35,457
                                -------       -------     -------     -------

Total                           $35,217       $ 1,848     $     8     $37,057
                                =======       =======     =======     =======


                                                      1994
                           -----------------------------------------------------

U. S. Agencies                  $ 7,000                   $    38     $ 6,962
Obligations of states and
  political subdivisions         34,374       $   506         819      34,061
                                -------       -------     -------     -------
                                $41,374       $   506     $   857     $41,023
                                =======       =======     =======     =======


Gross realized gains on sales of available-for-sale securities were as follows:

                                                      1995             1994
Gross realized gains:
  U.S. government and agency securities               $ 31             $ 11
                                                      ====             ====


            There were no gross realized losses on sale of available-for-sale securities in 1995 or 1994.

           The Bank's policy requires that management determine the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as investments held to maturity, and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes.

            In November 1995, the FASB issued additional implementation guidance regarding the previously issued SFAS No. 115. In accordance with this guidance and prior to December 31, 1995, companies were allowed a one-time reassessment of their classification of securities and were required to account for any resulting transfers at fair value. Transfers from the held-to-maturity category that result from this one-time reassessment will not call into question the intent to hold other securities to maturity in the future. Accordingly, the Company transferred approximately $5,012,000 of securities from held to maturity to available for sale to allow the Company greater flexibility in managing its interest rate risk and liquidity.

Available-for-sale securities were adjusted to fair value and stockholders' equity was increased by $52,276, net of income taxes of $22,191, respectively.

             The following table sets forth the maturities of investment securities at December 31, 1995, and the weighted average yields of such securities. Tax-equivalent adjustments have been made in calculating yields on obligations of state and political subdivisions.


Maturity Distribution and Yields of Investment Securities:


                                                             Held to Maturity            Available for Sale
                                                         ------------------------    ------------------------
                                                         Weighted                     Weighted
                                                          Average       Amortized      Average      Amortized
                                                         Yield(1)         Cost         Yield(1)        Cost
                                                           1995           1995          1995           1995
                                                           ----           ----          ----           -----
December 31                                                                 (Dollars in thousands)
- -----------
U.S. Treasury obligations
  Due within one year                                       --               --          4.50%         $ 2,000
  Due after one year but within five years                  --               --            --               --
  Due after five years but within ten years                 --               --            --               --
  Due after ten years                                       --               --            --               --
                                                          ----          -------          ----          -------
      Total                                                 --               --          4.50%           2,000
U.S. government agency securities
  Due within one year                                       --               --          4.20%           1,000
  Due after one year but within five years                6.58%         $ 1,598          5.72%           2,000
  Due after five years but within ten years                 --               --          7.02%           2,000
  Due after ten years                                       --               --            --               --
                                                          ----          -------          -----          -------
      Total                                               6.58%           1,598          5.94%           5,000
State and municipal bonds
  Due within one year                                     7.61%           1,603          7.60%           1,145
  Due after one year but within five years                9.71%           7,075          6.85%             426
  Due after five years but within ten years               9.38%          14,869          8.16%           1,032
  Due after ten years                                     9.06%          10,072          8.67%           2,410
                                                          ----           ------          ----           ------
    Total                                                 9.27%          33,619          8.16%           5,013

Other securities
  Due within one year                                       --               --          2.81%             499
  Due after one year but within five years                  --               --            --               --
  Due after five years but within ten years                 --               --            --               --
  Due after ten years                                       --               --            --               --
                                                          ----          -------          ----          -------
      Total                                                 --               --          2.81%             499
                                                          ----          -------          ----          -------
                                                          9.15%         $35,217          6.47%         $12,512
                                                          ====          =======          ====          =======

- -------------
(1)  Tax-equivalent basis at fiscal year end.


Loan Portfolio

          The Company originates loans for business, consumer and real estate activities. Such loans are concentrated in Shasta and Trinity Counties and neighboring communities. Substantially all loans are collateralized. Generally real estate loans are secured by real property. Commercial and other loans are secured by bank deposits or business or personal assets. The Company's policy for requiring collateral is through analysis of the borrower, the borrower's industry and the economic environment in which the loan would be granted. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrower.


          Major classifications of loans at December 31 are summarized as follows (in thousands):


                                                          1995             1994             1993             1992             1991

Commercial, financial and agricultural                  $ 53,044         $ 46,347         $ 38,897         $ 37,599         $ 34,914
Real estate - construction                                 2,838            2,333            1,754            1,070            1,928
Real estate - mortgage                                    41,967           30,366           16,467           14,435           15,931
Installment                                               39,034           36,185           31,836           30,201           27,443
Other                                                     12,888           11,899           11,875           10,923            8,307
                                                        --------         --------         --------         --------         --------
Total loans receivable                                   149,771          127,130          100,829           94,228           88,523

Less:
Allowance for loan losses                                  1,325            1,144            1,066            1,105              897
Deferred loan fees                                           638              523              306             --               --
                                                        --------         --------         --------         --------         --------
Net loans receivable                                    $147,808         $125,463         $ 99,457         $ 93,123         $ 87,626
                                                        ========         ========         ========         ========         ========


             At December 31, 1995 and 1994, the Bank serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $93,563,000 and $100,090,000, respectively.

             The Bank was contingently liable under letters of credit issued on behalf of its customers in the amount of $439,000 and $331,000 at December 31, 1995 and 1994, respectively. At December 31, 1995 commercial and consumer lines of credit, and real estate loans of approximately $18,918,000 and $1,524,000, respectively, were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Bank's involvement in these instruments and do not necessarily represent the actual amount subject to credit loss.




Maturity Distribution and Interest Rate Sensitivity of Loans

             The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences, installment loans and lease financing) outstanding as of December 31, 1995. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates:



                                                                                          Maturing
                                                            Within                After One            After
                                                           One Year           Through Five Years     Five Years               Total
                                                           --------           ------------------     ----------               -----
                                                                                       (Millions of dollars)
Commercial, financial and
   agricultural                                            $ 8,495               $17,549               $27,000               $53,044
Real Estate - construction                                   2,838                 2,838
                                                           -------               -------               -------               -------
                                                           $11,333               $17,549               $27,000               $55,882
                                                           =======               =======               =======               =======

Loans maturing after one year with:
   Fixed interest rates                                                            9,181                 6,897
   Variable interest rates                                                         8,368                20,103
                                                                                 -------                ------

                                                                                 $17,549               $27,000
                                                                                 =======               ========



Impaired, Nonaccrual, Past Due, Restructured Loans, and Other Real Estate Owned

          At December 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 was approximately $1,715,000. Of that balance approximately $1,078,000 has a related valuation allowance of $254,000. The remaining $637,000 did not require a valuation allowance. For the year ended December 31, 1995, the average recorded investment in loans for which impairment has been recognized was approximately $1,473,000. During the portion of the year that the loans were impaired the Company recognized approximately $205,000 of interest income.

          Nonperforming loans at December 31 are summarized as follows (in thousands):

                                        1995     1994     1993     1992    1991
                                        ----     ----     ----     ----    ----
Nonaccrual loans                        $282     $421     $334     $351     $534
Loans 90 days past due but
  still accruing interest                 15       22       84       82      --
Restructured loans                       --       --        27       31
Other real estate owned                   87      --       --         4       59
                                        ----     ----     ----     ----     ----

     Total                              $384     $443     $418     $464     $624
                                        ====     ====     ====     ====     ====


          If interest on nonaccrual loans had been accrued, such income would have approximated $37,000 in 1995, $33,000 in 1994 and $39,000 in 1993. Interest
income of $8,000 in 1995, $19,000 in 1994, and $23,000 in 1993 was recorded when it was received on the nonaccrual loans.

          At December 31, 1995, there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

           The following sentence is a forward-looking statement. There were approximately $160,000 in loans that were not disclosed in the above table as of December 31, 1995, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may become non-performing. Changes in general or local economic conditions or specific industry segments, rising interest rates, declines in real estate values and acts of nature could have an adverse effect on the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing such loans.


Summary of Loan Loss Experience:

             The following table summarizes the Company's loan loss experience for the years ended December 31:


December 31 (dollars in thousands)                             1995          1994            1993            1992           1991
- ----------------------------------                             ----          ----            ----            ----           ----
Average amount of gross loans outstanding                  $137,613        $114,577        $ 92,399        $ 90,262        $ 86,019

Balance of allowance for loan losses
  at beginning of period                                      1,144           1,066           1,105             897             865
Loans charged off:
  Commercial, financial and agricultural                        139              39              61              67             288
  Real Estate - construction                                      0               0               0               0               0
  Real Estate - mortgage                                         27               0               0               6               0
  Installment                                                   106             125             107              92              97
  Other                                                           9              21              21              16               6
                                                           --------        --------        --------        --------        --------
Total loans charged off                                         281             185             189             181             391
Recoveries of loans previously
  charged off:
  Commercial, financial and agricultural                         52              10              21              12              10
  Real Estate - construction                                      0               0               2               1              17
  Real Estate - mortgage                                          9             -0-               0               5               2
  Installment                                                    23              12              16               8              12
  Other                                                           3               1               1               3               2
                                                           --------        --------        --------        --------        --------
Total recoveries of loans
  previously charged off                                         87              23              40              29              43
                                                           --------        --------        --------        --------        --------
Net loans charged off                                           194             162             149             152             348
  Provisions for loan losses                                    375             240             110             360             380
                                                           --------        --------        --------        --------        --------

Balance of allowance for loan losses
  at end of period                                         $  1,325        $  1,144        $  1,066        $  1,105        $    897
                                                           ========        ========        ========        ========        ========

Ratio of net charge-offs to
  average loans outstanding                                     .14%            .14%            .16%            .17%            .40%
Allowance for loan losses to
  total loans                                                   .88%            .90%           1.06%           1.17%           1.01%
- ------------------------------------------------------------------------------------------------------------------------------------


             The Bank maintains an allowance for possible loan losses ("Allowance") to provide for possible loan losses in the loan portfolio. Additions to the Allowance are made by charges to operating expense in the form of a provision for possible loan losses. Loans are charged against the Allowance when management believes that the collectibility of the principal is unlikely, while any recoveries are credited to the Allowance.

             The Company evaluates the adequacy of its Allowance by specific categories of loans rather than on an overall basis. In determining the adequacy of the Allowance, management considers such factors as the Bank's lending policies, historical loan loss experience, non-performing loans and problem credits, evaluations made by bank regulatory authorities, assessment of economic conditions, and other appropriate data in its attempt to identify the risks in the loan portfolio. While these factors are essentially judgmental, the management of the Company believes that its Allowance at December 31, 1995, was adequate against foreseeable losses in its loan portfolio at that time. The risk of nonpayment of loans is inherent to commercial banking and while management has procedures in place to indentify loans with more than a normal risk of default, it is not always possible to identify all such potential problem credits. To some extent, the degree of risk perceived is taken into account in establishing the structure of, and interest rates and security for, specific loans and various types of loans. The Bank also attempts to minimize its credit risk exposure by use of thorough loan application, approval and review procedures.


             The following table shows the allocation of the Company's allowance for loan losses and the percent of loans in each category to total loans at the dates indicated (dollars in thousands).


December 31                                           1995           1994             1993               1992             1991
                                               ---------------   --------------  ----------------  --------------   --------------
                                               Allowance   %     Allowance   %   Allowance   %     Allowance    %    Allowance  %
                                                 for      of       for      of      for       of      for       of     for      of
                                                Losses   Loans    Losses   Loans   Losses   Loans   Losses    Loan    Losses  Loans
                                                ------   -----    ------   -----   ------   -----   ------    ----    ------  -----
Loan Categories:
  Commercial, financial and agricultural         $875      66%     $583       51%     $593     39%     $387      40%   $396     39%
  Real estate mortgage and construction           106       8%      114       10%       41     18%       30      16%     35     20%
Installment and other                             344       26%     447       39%      432     43%      277      44%    270     41%
Unallocated                                       -0-      --       -0-       --       -0-     --       411      --     196     --
                                                 ----    ----      ----     ----      ----   ----      ----    ----    ----   ----

   Total                                       $1,325     100%   $1,144      100%   $1,066    100%   $1,105     100%   $897    100%
                                               ======     ===    ======      ===    ======    ===    ======     ===    ====    ===



             The Allowance totaled $1,325,000, or .88% of total loans outstanding at December 31, 1995. Based on management's evaluation of the current loan portfolio and economic trends during 1995, the Bank made a provision to its Allowance of $375,000 and was due primarily to the increase in loan volume. Management's continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future funding levels.

Certificates of Deposit

             Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1995 are summarized as follows (dollars in thousands):

                                        $100,000+ Time
                                    Certificates of Deposit
- ------------------------------------------------------------
Remaining maturities:
Three months or less                      $ 8,849

Over three through six months               7,655

Over six through twelve months                519

Over twelve months                            321
                                          --------
     TOTAL                                $17,344
                                          ========



             As of December 31, 1995, the Company did not have any brokered deposits. In general, it is the Company's policy not to accept brokered deposits.

Return on Equity and Assets:

             The following table sets forth certain financial ratios for the
Company:

                                                          December
                                                 ----------------------------
                                                 1995        1994       1993
                                                 ----        ----       ----
Return on average equity (net income
  divided by average equity)                     20.44%     19.03%     20.28%

Return on average assets (net income
  divided by average total assets)                1.79%      1.54%      1.59%

Equity to assets ratio (average equity
  divided by average total assets)                8.74%      8.09%      7.82%

Dividend payout ratio (dividends
  divided by net income)                         23.27%     26.53%     26.83%


Short Term Borrowings

             At December 31, 1995, 1994 and 1993, the Bank did not have any short term borrowings outstanding.


SUPERVISION AND REGULATION

THE EFFECT OF GOVERNMENT POLICY ON BANKING

             The earnings and growth of the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Board of Governors of the Federal Reserve System ("FRB") influences the supply of money through its open market operations in U.S. Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Bank cannot be predicted.

             As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company is particularly susceptible to being affected by the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company. In response to various business failures in the savings and loan industry and, more recently, in the banking industry, in December 1991, Congress enacted, and the President signed into law, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA substantially revised the bank regulatory framework and deposit insurance funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes.

             Implementation of the various provisions of FDICIA is subject to the adoption of regulations by the various regulatory agencies and to certain phase-in periods. The effect of FDICIA on the Company and the Bank cannot be determined until after all the implementing regulations are adopted by the agencies.

REGULATION AND SUPERVISION OF BANK HOLDING COMPANIES

             The Company is a bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company reports to, registers with, and may be examined by, the FRB. The FRB also has the authority to examine the Company's subsidiaries. The costs of any examination by the FRB are payable by the Company.

             The FRB has significant supervisory and regulatory authority over the Company and its affiliates. The FRB requires the Company to maintain certain levels of capital. See "Capital Standards." The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB. See "Prompt Corrective Action and Other Enforcement Mechanisms."

             Under the BHCA, a company generally must obtain the prior approval of the FRB before it exer cises a controlling influence over a bank, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company; any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the approval of the FRB.

             The Company is generally prohibited under the BHCA from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. A bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged, in activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

             The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

             Transactions between the Company and the Bank are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

             Generally, a bank holding company and its subsidiaries are prohibited from engaging in tie-in arrangements in connection with the extension of credit, sale or lease of property or furnishing of services. The FRB, however, has adopted a rule, effective September 2, 1994, amending the anti-tying provisions to permit a bank or bank holding company to offer a lower price on a loan, deposit or trust service (traditional bank product), or on securities brokerage services, on the condition that the customer obtain a traditional bank product from an affiliate. Additionally, as of January 23, 1995, a bank holding company, or a nonbank subsidiary, may offer lower prices on any of its products or services on the condition that the customer obtain another product or service from such company or any of its nonbank affiliates, provided that all products offered in the package arrangement are separately available for purchase.

             The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such the Company and the Bank are subject to examination by, and may be required to file reports with, the California Superintendent of Banks (the "Superintendent"). Regulations have not yet been proposed or adopted, and no other steps have been taken, to implement the Superintendent's power under this statute.


BANK REGULATION AND SUPERVISION

             The Bank is subject to regulation, supervision and regular examination by the California Superintendent of Banks (the "Superintendent") and the Federal Deposit Insurance Corporation (the "FDIC"). The regulations of these agencies affect most aspects of the Bank's business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank's activities and various other requirements. While the Bank is not a member of the FRB, it is also subject to certain regulations of the FRB dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B).

             The activities of the Bank are also regulated by state law. Under California law, the Bank is subject to various restrictions on, and requirements regarding, its operations and administration including the maintenance of branch offices and automated teller machines, capital and reserve requirements, deposits and borrowings, stockholder rights and duties, and investment and lending activities. Whenever it appears that the contributed capital of a California bank is impaired, the Superintendent shall order the bank to correct such impairment. If a bank is unable to correct the impairment, such bank is required to levy and collect an assessment upon its common shares. If such assessment becomes delinquent, such common shares are to be sold by the bank.

             California law permits a state chartered bank to invest in the stock and securities of other corporations, subject to a state chartered bank receiving either general authorization or, depending on the amount of the proposed investment, specific authorization from the Superintendent. FDICIA, however, imposes limitations on the activities and equity investments of state chartered, federally insured banks. The limitations on equity investments were effective December 19, 1991, and the limitations on activities became effective December 19, 1992. The FDIC rules on investments prohibit a state bank from acquiring an equity investment of a type, or in an amount, not permissible for a national bank. Non-permissible investments must be divested by state banks no later than December 19, 1996. FDICIA prohibits a state bank from engaging as a principal in any activity that is not permissible for a national bank, unless the bank is adequately capitalized and the FDIC approves the activity after determining that such activity does not pose a significant risk to the deposit insurance fund. The FDIC rules on activities generally permit subsidiaries of banks, without prior specific FDIC authorization, to engage in those that have been approved by the FRB for bank holding companies because such activities are so closely related to banking to be a proper incident thereto. Other activities generally require specific FDIC prior approval, and the FDIC may impose additional restrictions on such activities on a case-by-case basis in approving applications to engage in otherwise impermissible activities.

             On November 29, 1994, the Office of the Comptroller of the Currency ("OCC") published a notice of proposed rulemaking to revise and streamline its procedures with respect to corporate activities of national banks. The OCC stated that such revised standards would allow the OCC to approve, on a case-by-case basis, the entry of bank operating subsidiaries into a business incidental to banking, including activities in which the parent bank is not permitted to engage. Such a standard, if adopted, could allow a national bank to conduct an activity approved for a bank holding company through a bank operating subsidiary.


CAPITAL STANDARDS

             The FDIC and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

             In determining the capital level the Bank is required to maintain, the FDIC does not, in all respects, follow generally accepted accounting principles ("GAAP") and has special rules which have the effect of reducing the amount of capital it will recognize for purposes of determining the capital adequacy of the Bank. These rules are called Regulatory Accounting Principles ("RAP"). In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. Future changes in FDIC regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Company to grow and could restrict the amount of profits, if any, available for the payment of dividends.

             A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. As of January 27, 1995, net unrealized holding losses on available-for-sale equity securities with readily determinable fair value must be deducted in determining Tier 1 capital. Additionally as of April 1, 1995, for Tier 1 capital purposes, deferred tax assets that can only be realized if an institution earns sufficient taxable income in the future will be limited to the amount that the institution is expected to realize within one year, or ten percent of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, term preferred stock, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off balance sheet items of 4%.

             In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total average assets must be 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.


             The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized depository institutions, as of December 31, 1995 (amounts in thousands except percentage amounts).

                                                                                     The Company
                                                      ------------------------------------------------------------------------------
                                                                    Actual                            Well              Minimum
                                                      ------------------------------              Capitalized           Capital
                                                      Capital                  Ratio                 Ratio            Requirement
                                                      -------                  -----                 -----            ------------

Leverage .....................................        $20,852                    8.87%                5.0%                4.0%
Tier 1 Risk-Based ............................         20,852                   12.76                 6.0                 4.0
Total Risk-Based .............................         22,177                   13.57                10.0                 8.0

                                                                                     The Bank
                                                      ------------------------------------------------------------------------------
                                                                    Actual                            Well              Minimum
                                                      ------------------------------              Capitalized           Capital
                                                      Capital                  Ratio                 Ratio            Requirement
                                                      -------                  -----                 -----            ------------

Leverage .....................................        $19,563                    8.36%                5.0%                4.0%
Tier 1 Risk-Based ............................         19,563                   12.05                 6.0                 4.0
Total Risk-Based .............................         20,888                   12.86                10.0                 8.0


          In addition, FDICIA requires the regulators to improve capital standards to take account of risks other than credit risk. In late 1994, the federal banking agencies published final regulations relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. The final regulations did not include any quantitative assessment for these risks, but listed these items, as well as an institution's ability to manage these risks, as subjective factors that the regulators will consider in assessing an individual bank's overall capital adequacy.

           On August 2, 1995 the federal banking agencies (excluding the Office of Thrift Supervision ("OTS")) published final regulations to take account of interest rate risk in calculating risk based capital. These final regulations constitute the first step of a two-step process for implementing the minimum capital standards for interest rate risk exposures. The first step consists of revising the capital standards of the banking agencies to explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies will consider in evaluating a bank's capital adequacy.

           This final rule does not codify a measurement framework for assessing the level of a bank's interest rate risk exposure. The information and exposure estimates collected through a new proposed supervisory measurement process, described in the banking agencies' joint policy statement on interest rate risk, would be one quantitative factor used to determine the adequacy of an individual bank's capital for interest rate risk. The focus of that proposed process is on a bank's economic value exposure. Other quantitative factors include the bank's historical financial performance and its earnings exposure to interest rate movements. Examiners also will consider qualitative factors, including the adequacy of the bank's internal interest rate risk management. The banking agencies intend for this case-by-case approach for assessing a bank's capital adequacy for interest rate risk to be a transitional arrangement.

           The second step will consist of a proposed rule that would establish an explicit minimum capital charge for interest rate risk, based on the level of a bank's measured interest rate risk exposure. The banking agencies intend to implement this second step at some future date, after the banking agencies and the banking industry have gained more experience with the proposed supervisory measurement and assessment process.


PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

           FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

           In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of FDICIA. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

"Well capitalized"                     "Adequately capitalized"
- ------------------                     ------------------------
Total risk-based capital of at least   Total risk-based capital of at least 8%;
10%;                                   Tier 1 risk-based capital of at least 4%;
Tier 1 risk-based capital of at least  and
6%; and                                Leverage ratio of at least 4%.
Leverage ratio of at least 5%.

"Undercapitalized"                      "Significantly undercapitalized"
- ------------------                      --------------------------------
Total risk-based capital less than 8%;  Total risk-based capital less than 6%;
Tier 1 risk-based capital less than     Tier 1 risk-based capital less than 3%;
4%; or                                  or
Leverage ratio less than 4%.            Leverage ratio less than 3%.


"Critically undercapitalized"
- -----------------------------
Tangible equity to total assets less
than 2%.


           An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

           If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency. Undercapitalized institutions must submit an acceptable capital restoration plan with a guarantee of performance issued by the holding company. Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. The most important additional measure is that the appropriate federal banking agency is required to either appoint a receiver for the institution within 90 days, or obtain the concurrence of the FDIC in another form of action.

           In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.


SAFETY AND SOUNDNESS STANDARDS

           FDICIA also implemented certain specific restrictions on transactions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.

           In addition to the statutory limitations, FDICIA originally required the federal banking agencies to prescribe, by regulation, standards for all insured depository institutions for such things as classified loans and asset growth. The Riegle Community Development and Regulatory Improvement Act of 1994 (RCDRIA) amended FDICIA to (a) authorize the agencies to establish safety and soundness standards by regulation or by guideline for all insured depository institutions; (b) give the agencies greater flexibility in prescribing asset quality and earnings standards and (c) eliminate the requirement that such standards apply to depository institution holding companies.

           On July 10, 1995 the federal banking agencies published Interagency Guidelines Establishing Standards for Safety and Soundness. By adopting the standards as guidelines, the agencies retained the authority to require an institution to submit to an acceptable compliance plan as well as the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards.

           In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, required insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate.

           The federal banking agencies amended their regulations as of June 7, 1994, regarding the requirements for appraisals of "real estate related financial transactions" for federally regulated financial institutions. A federally related transaction is any real estate related financial transaction for which an appraisal is required. An appraisal must be conducted by either state certified or state licensed appraisers for all such transactions unless an exemption applies. The more common exemptions relate to (i) transactions valued at $250,000 or less; (ii) business loans valued at $1 million or less and not dependent upon real estate as the primary source of repayment; or (iii) transactions which are not secured by real estate. Appraisals performed in connection with federally related transactions must also comply with the agencies' appraisal standards.


RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS

           The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

           Regulators also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

           In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank's net income for its last three fiscal years (less any distributions to shareholders during such period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Superintendent in an amount not exceeding the greatest of the bank's retained earnings, the bank's net income for its last fiscal year, or the bank's net income for its current fiscal year.


PREMIUMS FOR DEPOSIT INSURANCE AND ASSESSMENTS FOR EXAMINATIONS

           FDICIA established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of premiums will be.

           As required by FDICIA, the FDIC adopted a transitional risk-based assessment system for deposit insurance premiums which became effective January 1, 1993. On November 14, 1995 the Board of Directors of the FDIC adopted a resolution to reduce to a range of 0 to 27 basis points the assessment rates applicable to deposits assessable by the BIF for the semiannual assessment period beginning January 1, 1996. This reduction represents a downward adjustment of 4 basis points from the preceding BIF assessment rate schedule. On June 30, 1995 the BIF reserve ratio stood at nearly 1.29 percent. The new assessment schedule would retain the risk based characteristics of the current system.

           At the same time the Board adopted the new rate schedule, it also amended the FDIC's assessment regulations to permit the Board to make limited adjustments to the schedule without notice-and-comment rulemaking. Any such adjustments can be made as the board deems necessary to maintain the BIF reserve ratio at the designated reserve ratio ("DRR") and can be accomplished by Board resolution. Under this provision, any such adjustment must not exceed an increase or decrease of 5 basis points and must be uniform across the rate schedule.

           The amount of an adjustment adopted by the Board is to be determined by the following considerations: (a) the amount of assessment revenue necessary to maintain the reserve ratio at the DRR and (b) the assessment schedule that would generate such amount of assessment revenue considering the risk profile of BIF members. In determining the relevant amount of assessment revenue, the Board is to consider BIF's expected operating expenses, case resolution expenditures and income, the effect of assessments on BIF members' earnings and capital, and any other factors the Board may deem appropriate.

           FDICIA required insured depository institutions to undergo a full-scope, on-site examination by their primary federal banking agency at least once every 12 months. A transition rule allowed for examination of certain well capitalized and well managed institutions every 18 months until December 31, 1993. In 1994, the exemption for smaller institutions, which allowed a substitution of an 18 month schedule for the 12 month examination schedule for qualified smaller institutions, was amended to increase the asset threshold from $100 million to $250 million. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate.

COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

           The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

           On March 8, 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact.

           In 1995, new compliance and examination guidelines for the CRA were promulgated by each of the federal banking regulatory agencies, fully replacing the prior rules and regulatory expectations with new ones ostensibly more performance based than before. The guidelines provide for streamlined examinations of smaller institutions.


RECENTLY ENACTED LEGISLATION

           On September 29, 1994 the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"). This legislation amended the Bank Holding Company Act, the National Bank Act and the Federal Deposit Insurance Act to provide for interstate banking and branching.

           Subject to certain deposit concentration limits, the legislation generally permits bank holding companies to acquire banks in any state, beginning September 29, 1995. Further, the Act provides that beginning June 1, 1997 a bank may merge with a bank in another state so long as both states have not opted out of interstate branching by May 31, 1997. States may enact laws permitting interstate acquisitions before June 1, 1997. The appropriate federal banking agency may also approve the establishment by a bank of a de novo branch in another state in which the bank does not maintain a branch if a state expressly opts-in to de novo branching. Once a bank has established a de novo branch in a host state, it may establish or acquire additional branches any place in such state permitted to a bank located in that state.

           On September 29, 1995 the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 became effective. This legislation was designed to implement important features of the IBBEA, to make changes required by the new interstate banking and branching schemes, and to repeal or modify provisions of the Banking Law which are obsolete or impose undue regulatory burdens.

           The main features of this legislation are (a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire an existing 5 year old California bank or industrial loan company by merger or purchase; (b) California state-chartered banks will be empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states and (c) the Superintendent will be authorized to approve an interstate acquisition or merger which would result in a deposit concentration exceeding 30% if the Superintendent finds that the transaction is consistent with public convenience and advantage. The legislation also contains extensive provisions governing intrastate and interstate (a) intra-industry sales, mergers and conversions between banks and between industrial loan companies and (b) inter-industry transactions involving banks, savings associations and industrial loan companies.

           On September 23, 1994, the President signed into law the Riegle Community Development and Regulatory Improvement Act of 1994. This legislation established a government corporation and authorized federal funds to be spent for projects in which a Community Development Financial Institution ("CDFI") is involved. The legislation permits a CDFI to form a community partnership with a bank or a holding company to pursue the development of a project for which federal funding is sought.

           The legislation also authorizes funds to be spent pursuant to the Bank Enterprise Act of 1991, to provide an incentive for bank and thrift investments in targeted activities within qualified distressed communities. Insured depository institutions may earn assessment credits by engaging in new lending in economically under-served areas. Further, the legislation amended various statutory reporting obligations and other rules impacting various paperwork requirements and examination cycles.

           In October 1995, the Governor of California approved the State Bank Parity Act. This legislation cures several longstanding disparities between state and national charters and enacts a "wild card" statute giving the Superintendent discretionary regulatory authority to address future disparities.


PENDING LEGISLATION

           There are a number of pending legislative proposals to reform the Glass-Steagall Act to allow affiliations between banks and other firms engaged in "financial activities," including insurance companies and securities firms. Glass-Steagall reform will likely be affected by a bank insurance powers case currently pending before the U.S. Supreme Court, which could potentially give national banks greater opportunities to sell traditional insurance products, such as life, automobile, and property and casualty policies. In a similar case last year, the Court upheld an OCC determination that national banks may sell annuities.

           There is legislation currently pending in Congress which would reduce paperwork and additional regulatory burdens for depository institutions. This pending legislation would eliminate numerous regulatory requirements mandated by laws such as the Real Estate Settlement Procedures Act, the Truth in Savings Act, and the Truth in Lending Act.

           Further, under this pending legislation, the Community Reinvestment Act ("CRA") would be amended to preclude federal banking regulators from imposing additional burdens, record keeping or reporting requirements on financial institutions. The legislation also provides for self-certification of CRA compliance by certain "satisfactory" or "outstanding" financial institutions with assets of $250 million or less, subject to certain public notice requirements. Further, the legislation provides that examination ratings would become conclusive, obviating the need for an institution to have to reprove its performance in an application proceeding.

           Congress is also considering legislation to rebuild the undercapitalized Savings Association Insurance Fund ("SAIF"). One proposed plan would capitalize the fund with a one-time charge on SAIF-insured institutions of about 85 basis points. Under such plans the annual interest due on the bonds issued by the

Financing Corporation ("FICO") as part of the savings and loan bailout would be spread to BIF-insured institutions, and the thrift and bank insurance funds would be merged.

           Additional legislation pending in Congress would provide environmental cleanup liability limitations for lenders and fiduciaries under the Comprehensive Environmental Response, Compensation and Liability Act, as well as other federal and state environmental protection laws.

           Similarly, pending California legislation would provide lenders and fiduciaries a clear "road map" of how they may deal with real property contaminated by toxics and avoid liability as an "owner" or "operator" under various state environmental laws. This is a measure which should benefit banks of all sizes. Approval is expected during 1996.

           In 1995, Superintendent Conrad W. Hewitt announced a major regulatory reform project to reduce the number of regulations and the amount of regulatory burdens imposed by the State Banking Department's regulations. Although we cannot predict the consequences of this announcement, it is possible that the result will be a decrease in the amount of regulatory burdens imposed under the Department's banking regulations.

           While the effect of such proposed legislation and regulatory reform on the business of the Bank cannot be accurately predicted at this time, it seems likely that a significant amount of consolidating in the banking industry will occur throughout the decade.


ACCOUNTING PRONOUNCEMENTS

           The FASB issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (SFAS No. 122) in May 1995, which must be adopted by the Company effective January 1, 1996. SFAS No. 122 requires that the Company recognize as a separate asset rights to service mortgage loans for others, whether those servicing rights are originated or purchased. Previously, only purchased servicing rights were capitalizable as an asset. SFAS No. 122 also requires that capitalized servicing rights be assessed for impairment based on fair value, rather than an estimate of undiscounted future cash flows. The adoption of SFAS No. 122 is not expected to have a material effect on the Company or its operations.

           The FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) in October 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning January 1, 1996, and requires measurement of awards made beginning in 1995.

           The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the company had applied the new method of accounting. The Company intends to follow these disclosure requirements for its employees' stock plans. As a result, adoption of the new standard will not impact reported earnings or earnings per share, and will have no effect on the Company's cash flows.

COMPETITION

           The Bank's primary market area consists of Shasta and Trinity Counties. The banking business in California generally, and specifically in the Bank's primary market area, is highly competitive with respect to both loans and deposits. The business is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas. Many of the major commercial banks offer certain services (such as international, trust and securities brokerage services) which are not offered directly by the Bank. By virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank and substantial advertising and promotional budgets.

           However, smaller independent financial institutions also represent a competitive force. To illustrate the Bank's relative market share, total deposits in banks in Shasta County, California, at June 30, 1995 (more recent data is not yet available) approximated $1,267,592,000. The Bank's deposits at June 30, 1995 represented approximately 13.67% of such figure.

           To compete with major financial institutions in its service area, the Bank relies upon specialized services, responsive handling of customer needs, local promotional activity, and personal contacts by its officers, directors and staff, as opposed to large multi-branch banks, most of which compete primarily by rate and location of branches. For customers whose loan demands exceed the Bank's lending limits, the Bank seeks to arrange for such loans on a participation basis with its correspondent banks or other independent commercial banks.

           In the past, an independent bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, credit card companies, and even retail establishments have offered new investment vehicles, such as money-market funds, which also compete with banks for deposit business. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue.

           The enactment of the IBBEA as well as the California Interstate Banking and Branching Act of 1995 will likely increase competition within California. Regulatory reform, as well as other changes in federal and California law will also affect competition. While the impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.


DISCHARGE OF MATERIALS INTO THE ENVIRONMENT

           Compliance with federal, state and local regulations regarding the discharge of materials into the environment may have a substantial effect on the capital expenditure, earnings and competitive position of the Company and the Bank in the event of lender liability or environmental lawsuits. Under federal law, liability for environmental damage and the cost of cleanup may be imposed upon any person or entity who is an "owner" or "operator" of contaminated property. State law provisions, which were modeled after federal law, are substantially similar. Congress established an exemption under Federal law for lenders from "owner" and/or "operator" liability, which provides that "owner" and/or "operator" do not include "a person, who, without participating in the management of a vessel or facility, holds indicia of ownership primarily to protect his security interests in the vessel or facility." The wording of this exemption is subject to conflicting interpretations among the Federal Courts and has therefore generated uncertainty within the financial and lending communities, particularly with regard to the extent to which a secured creditor may undertake activities to oversee the affairs of the borrower without "participating in the management" of a facility. Congress is currently addressing lender liability under environmental laws, and it is expected that the lender exemption will be clarified. There is no assurance, however, that such clarification will be made, and, if made, that it will be favorable to lenders. Thus, the scope of lender liability under federal and state law remains an open question.

           In the event the Bank was held liable as an owner or operator of a toxic property, it could be responsible for the entire cost of environmental damage and cleanup. Such an outcome could have a serious effect on the Company's consolidated financial condition depending upon the amount of liability assessed and the amount of cleanup required.

           The Bank takes reasonable steps to avoid loaning against property that may be contaminated. In order to identify possible hazards, the Bank requires that all fee appraisals contain a reference to a visual assessment of hazardous waste by the appraiser.

           On loans proposed to be secured by industrial, commercial or agricultural real estate, an Environmental Questionnaire must be completed by the borrower and any areas of concern addressed. Additionally, the borrower is required to review and sign a Hazardous Substance Certificate and Indemnity at the time the note is signed.

           If the investigation reveals and if certain warning signs are discovered, but it cannot be easily ascertained that an actual environmental hazard exists, the Bank may require that the owner/buyer of the property, at their expense, have an Environmental Inspection performed by an insured, bonded environmental engineering firm acceptable to the Bank.


ITEM 2.  DESCRIPTION OF PROPERTY

           The Company's principal executive office is located at 880 E. Cypress Avenue, Redding, Shasta County, California. The office, which occupies approximately 2,100 square feet of space, is located within the Enterprise Office of its subsidiary, North Valley Bank.

           The Bank owns the land and building on which its headquarters office is located at 880 E. Cypress Avenue, Redding, California, as well as the land and buildings on which the Hayfork, Anderson, Weaverville, Redding and Country Club (Bechelli Lane) branches are located. On February 2, 1990, the Bank completed construction on a 6,000 square foot building adjacent to the 880 E. Cypress location. Such building, owned by the Bank and located at 836 E. Cypress Avenue, currently houses Bank Processing, Inc., and the Bank's Customer Service centers. Construction costs were approximately $376,000. The Shasta Dam (Central Valley), Palo Cedro and Westwood Village branches as well as the warehouse facilities for the Bank located at 1401 Gold Street, Redding, California, are located in leased facilities or on leased land with various lease expiration dates through August 14, 2005.

           During the year ended December 31, 1995, the Company spent $54,400 for rental of the Hayfork, Shasta Dam, Westwood Village, Palo Cedro offices, and the warehouse of the Bank. Net occupancy expenses for all facilities for the year ended December 31, 1995, were $422,000. In the opinion of management, the properties are adequately covered by insurance.

           From time to time, the Bank acquires real property through foreclosure of defaulted loans. The Bank's policy is not to use or permanently retain any such properties but to resell them when practicable.

           Permissible investments of banks and bank holding companies are subject to regulation and limitation by Federal and State agencies. For example, federal law prohibits the Bank from making any investment which is prohibited for national banks. See Financial Condition in Item 6, Management's Discussion and Analysis or Plan of Operation for more information on investments in loans and securities. See "Supervision and Regulation" in Item 1, Description of Business, for additional information related to investment policies.


ITEM 3. LEGAL PROCEEDINGS

           There are no material legal proceedings pending against the Company or against any of its property. The Bank, because of the nature of its business, is generally subject to various legal actions, threatened or filed, which involve ordinary, routine litigation incidental to its business. Some of the pending cases seek punitive damages in addition to other relief. Although the amount of the ultimate exposure, if any, cannot be determined at this time, the Company, based on the advise of counsel, does not expect that the final outcome of threatened or filed suits will have a materially adverse effect on its consolidated financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Form 10-KSB.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


           North Valley Bancorp's common stock is listed on the Electronic Bulletin Board under the symbol (NOVB) and is not listed on the NASDAQ national market.


           The following table summarizes trades of which the Company had knowledge, setting forth the high and low bid prices, reflects inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions for the periods indicated. The prices and volumes indicated below have been restated to reflect the three-for-two stock split effected in the form of a 50% stock dividend on November 1, 1995.

                                            Bid Price of
    Quarter Ended:                          Common Stock               Approximate              Cash
    --------------                    ----------------------             Trading              Dividends
                                         Low           High               Volume              Declared
                                         ---           ----               ------              --------
March 31, 1994                        $ 11.75        $ 13.50             102,431                  --
June 30, 1994                           12.75          14.00              53,840                 .23
September 30, 1994                      13.50          14.00              29,781                  --
December 31, 1994                       13.50          14.50              71,597                 .23

March 31, 1995                          14.25          15.75              77,895                  --
June 30, 1995                           15.00          16.50              12,906                 .25
September 30, 1995                      16.00          17.25               5,122                  --
December 31, 1995                       19.00          19.50              44,051                 .27


- -----------------------------------

         The above information was provided by Hoefer & Arnett, Inc., Sutro & Co. and the Company, based upon trades of which management was aware, and does not include purchases of stock pursuant to the exercise of employee stock options or other private transactions.


         The Company had approximately 955 shareholders of record as of February 23, 1996.

         See "Supervision and Regulation -- Restrictions on Dividends and Other Distributions" and "Bank Regulation and Supervision" in Item 1, Description of Business, for information related to shareholder and dividend matters including information on limitations on dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

           North Valley Bancorp (the "Company") is a bank holding company for North Valley Bank (the "Bank"), a state-nonmember bank. The Company's consolidated net income, assets, and equity are derived primarily from its investment in the Bank. The Bank operates out of its main office located at 880
E. Cypress Avenue, Redding, California 96002 with seven additional branches located in Shasta County and two branches in Trinity County. The Bank's consumer financial services include residential real estate loans, retail deposit services, mutual fund products and consumer finance. Financial services for businesses include commercial loans, Small Business Administration (SBA) loans, and deposit services.

           The following discussion should be read in connection with the consolidated Financial Statements and notes there to included elsewhere herein which are incorporated by reference herein.


Net Income Summary

            Consolidated net income in 1995 was $4,083,000, an increase of 27.1% over the $3,212,000 reported in 1994. Earnings per share, as adjusted to give effect to the three-for-two stock split effected in the form of a 50% stock dividend, increased to $2.20 compared to $1.74 in 1994. Return on average assets increased to 1.79%, from 1.54% for 1994. Return on average shareholders' equity increased to 20.44% from 19.03% for 1994.


Net Interest Income

           Net interest income, the difference between the yield earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, is the principal component of the Company's earnings. Non taxable income derived from investment securities has been adjusted to a taxable equivalent rate. Increased loan volume and a higher rate environment in 1995 caused an increase in total interest income to $18,592,000 in 1995 compared to $15,186,000 in 1994, or a 22.4% increase. Average rates paid on deposits increased during 1995 by 68 basis points while average interest bearing deposits increased by 16.1% resulting in an increase in interest expense to $7,559,000 in 1995 as compared to $5,460,000 in 1994. The increase in loans and yields on interest earning assets offset the increases in deposit balances and interest paid for interest bearing deposits resulting in an increase of $1,307,000 in net interest income (FTE) to $11,033,000 as compared to $9,726,000 in 1994.

           Net interest margin (determined by dividing net interest income by total average interest-earning assets) was 5.23% for 1995, as compared to 5.08% at year end 1994. The increase in 1995 is attributed to an increase in loans while deposit increases were offset by an increase in the net spread, the difference between rates earned on interest earning assets and rates paid on deposits, in 1995. The interest spread was 4.63 in 1995 and 4.43 in 1994.

Non-Interest Income

           Non-interest income was $2,630,000 in 1995 as compared to $2,477,000 in 1994, a $153,000 (6.2%) increase. The growth in service charges on deposit accounts was primarily due to an increase in deposit accounts and the collection of service fees for overdrafts.

           A summary of non-interest income for the past three years is presented below:

Non-Interest Income
  (in thousands)                                1995          1994         1993
                                                ----          ----         ----

Service charges on deposit accounts             $1,342       $1,245       $1,184
Other fees and charges                             546          523          535
Gain on sale of loans                              160          164          325
Gain on sale of securities                          42           11          157
Other                                              540          534          475
                                                ------       ------       ------
  Total Non-interest income                     $2,630       $2,477       $2,676
                                                ======       ======       ======

Non-Interest Expense

           Non-interest expense totaled $6,412,000 for 1995 compared to $6,404,000 in 1994. Salaries and employee benefits increased in 1995 to $3,679,000 compared to $3,523,000 in 1994, primarily due to normal salary increases, employer taxes, net pension cost for the supplemental retirement plans for directors and key executives, and the opening of a new branch in Palo Cedro in late 1995.

           Occupancy and equipment expenses increased as a result of the opening of the Palo Cedro branch.

           FDIC and California State Banking assessments decreased to $249,000 in 1995 compared to $430,000 in 1994. The FDIC determined that the Bank Insurance Fund (BIF) was fully recapitalized at the end of May 1995. As a result, on August 8, 1995 the FDIC reduced the assessment rates for well capitalized institutions to $.04 per $100 in domestic deposits from $.23 effective June 1, 1995. The Company paid $.23 per $100 in deposits for the first five months of 1995 and $.04 per $100 for the remaining seven months as compared to paying $.23 per $100 in deposits for the full year in 1994, resulting in a $181,000 decrease in FDIC premiums for 1995. For the six month assessment period beginning January 1, 1996, the FDIC reduced the assessment rate to $.00 per $100 in domestic deposits.

           The Company improved its efficiency ratio (derived by dividing total non-interest expenses by net interest income exclusive of provision for loan losses and non-interest income) in 1995 of 51.1% compared to 57.2% in 1994. The efficiency ratio is a measurement as to how efficiently the Company allocates its resources.



           A summary of non-interest expense for the past three years is presented below:

Non-Interest Expense
   (in thousands)                              1995           1994        1993
                                               ----           ----        ----

Salaries & employee benefits                  $3,679        $3,523        $3,423
Occupancy expense                                422           406           393
Furniture & equipment expense                    451           424           385
Professional services                            151           142           156
Data processing expenses                         249           229           220
Printing & supplies                              216           195           174
Postage                                          160           144           153
FDIC & State banking assessments                 249           430           387
ATM expense                                      134           128           111
Other                                            701           783           768
                                              ------        ------        ------
     Total Non-interest expense               $6,412        $6,404        $6,170
                                              ======        ======        ======

Income Taxes

           The effective income tax rate for state and federal income tax was 29% in 1995, compared to 29.4% in 1994. The decrease in the effective rate in 1995 over 1994 is mainly due to the impact of an increase in tax-exempt interest income. Income taxes are based on income reported in the consolidated financial statements using the effective tax rate.

           The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase income from continuing operations by $127,000 ($0.07 per share) in 1993.

Impaired, Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned

           At December 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, was approximately $1,715,000. Of that balance approximately $1,078,000 has a related valuation allowance of $254,000. The remaining $637,000 did not require a valuation allowance. For the year ended December 31, 1995, the average recorded investment in loans for which impairment has been recognized was approximately $1,473,000. During the portion of the year that the loans were impaired the Company recognized approximately $205,000 of interest income.

           Nonaccrual loans are loans on which the accrual of interest has been discontinued. Accrual of interest is discontinued on a loan when management believes that borrowers' financial condition is such that the collection of interest is doubtful, or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans when in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest.

           The Company's allowance for loan losses is maintained at a level deemed by management to be adequate to provide for possible losses in the loan portfolio based on the Bank's current loan portfolio performance, anticipated growth in the portfolio, prevailing economic conditions, historical credit loss experience, and other factors deemed appropriate by management.

           A summary of non-performing assets the past three years is presented below:

Non-Performing Assets (in thousands)             1995         1994         1993
                                                 ----         ----         ----

Nonaccrual loans                                  $282         $421         $334
Accruing loans past due 90 days
  or more                                           15           22           84
Restructured loans                                 --           --           --
Other real estate owned                             87          --           --
                                                  ----         ----         ----
     Total                                        $384         $443         $418
                                                  ====         ====         ====

Allowance for Loan Losses

           As of December 31, 1995, the allowance for possible loan losses was $1,325,000 as compared to the December 31, 1994 amount of $1,144,000. When a loan is deemed uncollectible by management it is charged against the allowance for loan losses. Any recoveries on previously charged off loans are credited back to the allowance. Net charge-offs were $194,000, $162,000, and $149,000 in 1995, 1994, and 1993, respectively. Additions to the allowance for loan losses are charged against income. A provision for loan losses of $375,000, $240,000 and $110,000 was charged to income in 1995, 1994, and 1993, respectively.

           Management's assessment of the diversification of the portfolio, the levels of non-performing loans, and other economic factors which may have an effect on the quality of the portfolio determines the future funding levels of the allowance.

Liquidity and Interest Rate Sensitivity

           Management's primary objective is to maximize shareholders' value while maintaining adequate liquidity and manage interest rate risk (IRR). Liquidity management represents the Company's ability to provide funds to support asset growth and satisfy cash flow requirements created by fluctuations in deposits and to meet borrowers' credit needs. Effective liquidity management insures that sufficient funds are available to comply with demands from depositors, borrowers and other commitments on a timely basis. Collection of principal and interest on loans, the liquidations of investment securities, deposit inflow and short term borrowing when needed are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds in the amount of $9,000,000 as of December 31, 1995, were available to provide liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") System providing an additional line of credit of $5,020,000 secured by first deeds of trust on eligible 1-4 unit residential loans. The Company had not borrowed from FHLB as of December 31, 1995.

           The Company manages both assets and liabilities to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $76,369,000 and $78,326,000 (or 32.49% and 36.61% of total assets) at December 31, 1995 and 1994, respectively. Total liquid assets for 1995 and 1994 include investment securities of $35,217,000 and $41,374,000, respectively, classified as held to maturity based on the Company's intent to hold such securities to maturity.

           The Company's ability to generate retail core deposits consisting of demand deposits, NOW, regular savings, money market deposit accounts and time deposits of less than $100,000 provides a continued source of liquidity. Core deposits totaled $193,731,000 and $179,759,000 at year end 1995 and 1994.

           In assessing liquidity, historical information such as seasonal loan demand, local economic cycles and the economy in general are considered along with current ratios, management goals and unique characteristics of the Bank. The Company is in compliance with policies relating to liquidity.

           Interest rate management focuses on the repricing characteristics of the Bank's assets and liabilities. IRR management's primary objective is to ensure that both assets and liabilities react to changes in interest rates to minimize the effects of interest rate movements on net interest income. The primary tool for IRR measurement is an asset liability simulation model. The model projects changes by analyzing the mix and repricing characteristics of interest rate sensitive assets and liabilities using multipliers (how interest rates change when Fed Funds rate changes by 1%) and lags (time it takes for rates to change after Fed Funds rate changes). The model simulates the effects on net interest income when the Fed Funds rate experiences a 1% increase or decrease compared to current levels.


           The following table shows the interest sensitive assets and liabilities gap, which is the measure of interest sensitive assets over interest bearing liabilities, for each individual repricing period on a cumulative basis:


December 31, 1995                      Within 3     3 months            1-5           5+
(in thousands)                          months      to 1 Year          Years         Years              TOTAL
                                        ------      ---------          -----         -----              -----
EARNING ASSETS:
 Held to maturity securities         $    970       $     633         $  8,673       $24,941           $ 35,217
  Available for sale
    securities                          1,998           2,767            2,408         5,511             12,684
  Fed Funds Sold                       16,600             -0-              -0-           -0-             16,600
  Loans                                52,013          17,735           44,887        35,136            149,771
                                      -------       ---------         --------       -------           --------
    Total earning assets             $ 71,581       $  21,135         $ 55,968       $65,588           $214,272
                                      =======       =========         ========       =======           ========

INTEREST BEARING LIABILITIES:
  Interest bearing demand
    deposits                         $    -0-       $  36,612         $    -0-       $   -0-           $ 36,612
  Savings deposits                        -0-          41,882              -0-           -0-             41,882

  Time deposits                        41,444          61,440            4,691           -0-            107,575
                                     --------       ---------         --------       -------           --------
    Total interest bearing
      liabilities                    $ 41,444       $ 139,934         $  4,691       $   -0-           $186,069
                                     ========       =========         ========       =======           ========

INTEREST SENSITIVITY
   GAP                               $ 30,137       $(118,799)        $ 51,277       $65,588
CUMULATIVE INTEREST
  RATE SENSITIVITY GAP                $30,137       $ (88,662)        $(37,385)      $28,203


           At December 31, 1995, the gap table indicates the Company as liability sensitive in the twelve month period. Interest rate sensitivity measured by the gap method does not consider the impact of different multipliers (how interest rates change when Fed Funds rate changes by 1%) and lags (time it takes for rates to change after Fed Funds rate changes). The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company. The Company's model analyzes the impact on earnings of future rate changes by including factors for lags and multipliers for key bank rates. Both methods of measuring interest rate sensitivity do not take into account actions taken by management to modify the effect to net interest income if interest rates were to rise or fall.

           Even though the Bank had a negative gap in the twelve month period as of December 31, 1995, the asset liability simulation model showed the Bank was slightly asset sensitive in 1995. Due to an increasing rate environment in 1995, the Bank's asset sensitive posture had a positive impact on net interest margins as predicted by the asset liability simulation model.


Financial Condition

           Total assets at December 31, 1995, were $235,072,000, representing an increase of 9.9% over December 31, 1994 assets of $213,956,000. Increased deposits were used to fund a 10.2% increase in average earning assets in 1995.

           Investment securities and federal funds sold totaled $64,501,000 at December 31, 1995, compared to $64,829,000 at December 31, 1994. The Company is a member of Federal Home Loan Bank and holds $662,000 in FHLB stock. Additional information regarding investment securities held by the Company at year end 1995 are set forth in Note 3 of "Notes to Consolidated Financial Statements".

           During 1995, net loans increased 17.8% to $147,808,000 from $125,463,000 for the same period in 1994. Loans are the Company's major component of earning assets. Real estate loans increased $11,601,000 primarily in one to four family real estate mortgage loans. The Bank's average loan to deposit ratio was 66.86% and 60.49% in 1995 and 1994, respectively. Additional information regarding loans is shown in Note 4 of the "Notes to Consolidated Financial Statements".

           Funding for increased loan activity came from reductions in investment securities and increases in deposits. Total deposits increased $17,534,000 in 1995 to $211,075,000, as compared to $193,541,000 in 1994 for the same period. The majority of the increase was in interest-bearing instruments.

           The Company maintains capital to support capital needs, future growth and dividend payouts while maintaining the confidence of depositors and investors by increasing shareholders' value. Shareholders' equity increased to $20,973,000 as of December 31, 1995, as compared to $17,926,000 for year end 1994. This increase was primarily attributable to retention of earnings offset by $950,000 in dividends to shareholders.

           Banking regulators require bank holding companies and banks to maintain total capital to at least 8% of their assets, weighted by risk. At least 4% of the total 8% ratio must consist of Tier 1 capital (primarily shareholders' equity).

           In addition, applicable law requires bank holding companies and banks to maintain a minimum leverage ratio. The leverage ratio is measured by the ratio of Tier 1 capital to adjusted average assets.

           The table below provides a comparison of the Company's risk based capital ratio and leverage ratio to the minimum regulatory guidelines for the periods indicated:

                                                                     MINIMUM
                                                                    REGULATORY
                                           1995          1994      REQUIREMENTS
                                           -----         -----    --------------
RISK-BASED CAPITAL RATIOS:
  Tier 1                                   12.76%        13.09%       4.00%
  Total                                    13.57%        13.91%       8.00%

LEVERAGE RATIO                              8.87%         8.49%    3.00%-5.00%


           The following table provides a comparison of the Bank's risk based capital ratio and leverage ratio to the minimum regulatory guidelines for the periods indicated:
                                                                      MINIMUM
                                                                    REGULATORY
                                          1995          1994       REQUIREMENTS
                                         -----         -----       ------------
RISK-BASED CAPITAL RATIOS:
  Tier 1                                 12.05%      12.24%           4.00%
  Total                                  12.86%      13.07%           8.00%

LEVERAGE RATIO                            8.36%       7.90%        3.00%-5.00%


Impact of Inflation

            Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because its assets and liabilities consist largely of monetary items. The relatively low proportion of the Bank's fixed assets (approximately 1.6% at December 31, 1995) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.


ITEM 7.  FINANCIAL STATEMENTS

           The Financial Statements required by this item are set forth following Item 13 of this Form 10-KSB, and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

           The information concerning directors and executive officers required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission (the "Commission") entitled "Election of Directors" (not including the share information included in the beneficial ownership table nor the footnotes thereto or the subsection entitled "Committees of the Board of Directors").

           The following table sets forth certain information concerning the executive officers of the Company.


Name                          Age     Position(s)                          Since
- ----                          ---     -----------                          -----

Donald V. Carter              56      Director, President and              1986
                                      Chief Executive Officer

James F. Cowee, Jr.           59      Executive Vice President and         1986
                                      Chief Financial Officer

Fred A. Drake                 57      Senior Vice President and            1986
                                      Cashier

Robert G. Jones               47      Senior Vice President and            1986
                                      Loan Administrator



ITEM 10.  EXECUTIVE COMPENSATION

           The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders of the Company to be filed with the Commission entitled "Executive Compensation."



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this item is incorporated by reference from sections of the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled "Principal Shareholders" and "Election of Directors", as to share information in the table of beneficial ownership and footnotes thereto.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Commission, entitled "Certain Relationships and Related Transactions".


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A)  Exhibits

See Index to Exhibits at page 38 of this Annual Report on Form 10-KSB, which is incorporated herein by reference.


(B)        Reports on Form 8-K.

           No reports on Form 8-K were filed by the Company during the last quarter of 1995.

                                INDEX OF EXHIBITS


Exhibit                                                               Sequential
No.           Exhibit Name                                            Page No.
- --------------------------------------------------------------------------------
3(a)          Articles of incorporation, as amended.
              Incorporated by reference from Exhibit 3(a)
              to the Company's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1986,
              filed with the Commission (hereinafter,
              "1986 10-K").                                                 *

3(b)          By-Laws, as amended.  Incorporated by reference
              from Exhibit 3(b) to the Company's 1986 10-K.                 *

10(a)         Employment Agreement of Donald V. Carter.
              Incorporated by reference from Exhibit 10(b) to the
              Company's Annual Report on Form 10-K for the fiscal
              year ended December 31, 1987, filed with the
              Commission (hereinafter, the "1987 10-K").                    *

10(b)         Addendum to Employment Agreement of Donald V.
              Carter dated December 31, 1995.                              42

10(c)         Employment Agreement of James F. Cowee.
              Incorporated by reference from Exhibit 10(d) to the
              Company's 1987 10-K.                                          *

10(d)         Addendum to Employment Agreement of James F.
              Cowee dated January 5, 1996.                                 43

10(e)         1979 Amended Stock Option Plan.  Incorporated
              by reference from Exhibit 10(c) to the Company's 1986 10-K.   *

10(f)         Form of Incentive Stock Option Agreement.
              Incorporated by reference from Exhibit 10(g) to
              the Company's 1987 10-K.                                      *

10(g)         Form of Non-Qualified Stock Option Agreement.
              Incorporated by reference from Exhibit 10(h)
              to the Company's 1987 10-K.                                   *

Exhibit                                                               Sequential
No.           Exhibit Name                                            Page No.
- --------------------------------------------------------------------------------
10(h)         North Valley Bancorp 1989 Employee Stock Option
              Plan, as amended.  Incorporated by reference from
              Exhibit 4.5 to Post-Effective Amendment No. One to
              the Company's Registration Statement on Form S-8
              (No. 33-32787) filed with the Commission on
              December 26, 1989 (hereinafter, the "1989 S-8
              Amendment").                                                 *

10(i)         North Valley Bancorp 1989 Employee Nonstatutory
              Stock Option Agreement.  Incorporated by ref-
              erence from Exhibit 4.3 to the 1989
              S-8 Amendment.                                               *

10(j)         North Valley Bancorp 1989 Director Stock Option
              Plan, as amended.  Incorporated by reference
              from Exhibit 4.6 to the 1989 S-8 Amendment.                  *

10(k)         North Valley Bancorp 1989 Director Nonstatutory
              Stock Option Agreement.  Incorporated by refer-
              ence from Exhibit 4.4 to the 1989 S-8 Amendment.             *

10(l)         Employee Stock Ownership Plan and Trust
              Agreement, as amended.  Incorporated by reference
              from Exhibit 10(d) to the Company's Annual Report on
              Form 10-K for the fiscal year ended
              December 31, 1984 (hereinafter, the "1984 10-K").            *

10(m)         Deferred Salary Profit-Sharing Thrift Plan, as
              amended and restated as of January 1, 1987.
              Incorporated by reference from Exhibit 10(m) to the
              Company's Annual Report on Form 10-K for the fiscal
              year ended December 31, 1993 (hereinafter, the
              "1993 10-K").                                                *

10(n)         Management Incentive Plan.  Incorporated by
              reference from Exhibit 10(c) to the Company's 1984 10-K.     *

10(o)         Supplemental Executive Retirement Plan.  Incor-
              porated by reference from Exhibit 10(I) to the
              Company's Annual Report on Form 10-K for the
              fiscal year ended December 31, 1988 (hereinafter,
              the "1988 10-K").                                            *

Exhibit                                                               Sequential
No.           Exhibit Name                                            Page No.
- --------------------------------------------------------------------------------
10(p)         Executive Deferred Compensation Plan.  Incor-
              porated by reference from Exhibit 10(j) to the
              Company's 1988 10-K.                                        *

10(q)         Supplemental Retirement Plan for Directors.
              Incorporated by reference from Exhibit 10(k)
              to the Company's 1988 10-K.                                 *

10(r)         Hayfork Branch Lease.  Incorporated by reference
              from Exhibit 10.8 to the Company's Registration
              Statement on Form S-14 (No. 2-72518) filed with
              the Commission on May 28, 1981.                             *

10(s)         Central Valley Branch Lease.  Incorporated by
              reference from Exhibit 19(n) to the Company's
              1987 10-K.                                                  *

10(t)         Westwood Village Branch Lease.  Incorporated
              by reference from Exhibit 10(o) to the Company's
              1987 10-K.                                                  *

10(u)         Warehouse Facility Lease.  Incorporated by
              reference from Exhibit 10(p) to the Company's
              1987 10-K.                                                  *

10(v)         Legal Services Agreement with Wells, Wingate,
              Small & Graham.  Incorporated by reference from
              Exhibit 10(q) to the Company's 1987 10-K.                   *

10(w)         PrimeVest Financial Services, Inc.  Nondiscre-
              tionary Full Service Brokerage Agreement.
              Incorporated by reference from Exhibit 10(w) to the
              Company's 1993 10-K.                                        *

10(x)         Employee Stock Ownership Plan, as amended and
              restated as of January 1, 1987.  Incorporated by
              reference from Exhibit 10(x) to the Company's
              1993 10-K.                                                  *

10(y)         Amendment No. 1 to the Amended & Restated Deferred
              Salary Profit Sharing Thrift Plan.  Incorporated by
              reference from Exhibit 10(y) to the Company's 1993 10-K.    *

Exhibit                                                               Sequential
No.           Exhibit Name                                            Page No.
- --------------------------------------------------------------------------------
10(z)         Amendment No. 2 to the Amended & Restated Deferred
              Salary Profit Sharing Thrift Plan.  Incorporated by
              reference from Exhibit 10(z) to the Company's 1993 10-K.     *

10(aa)        Employment Agreement of Fred A. Drake.  Incorporated by
              reference from Exhibit 10(aa) to the Company's 1993 10-K.    *


10(bb)        Addendum to Employment Agreement of Fred A. Drake
              dated January 5, 1996.                                      44

10(cc)        Employment Agreement of Robert Jones.  Incorporated by
              reference from Exhibit 10(cc) to the Company's 1993 10-K.    *

10(dd)        Addendum to Employment Agreement of Robert Jones
              dated January 5, 1996.                                      45

10(ee)        Amendment No. 3 to the Employee Stock Ownership Plan.
              Incorporated by reference from Exhibit 10(ee) to the
              Company's 1994 10-K.                                         *

10 (ff)       Palo Cedro Lease.                                           46

10 (gg)       Sales Agreement with Federated Securities Corp.             61

10 (hh)       Linsco/Private Ledger, Inc. Full Service Brokerage
              Agreement.                                                  68

21            List of Subsidiaries.                                       85


- ------------------
*  Previously filed.