Form 10QSB
period 1996-03-31
NORTH VALLEY BANCORP
filed 1996-05-14
CIK 353191

FORM 10-QSB

                             U.S. SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended     March 31, 1996

               Commission file number    0-10652


                      NORTH VALLEY BANCORP
       (Exact name of small business issuer in its charter)
   California                                         94-2751350
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization                   Identification No.)


             880 E. Cypress Avenue, Redding, CA. 96002
        (Address of principal executive offices)(Zip code)



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

     Condensed consolidated balance sheets--March 31, 1996 and December 31, 1995

     Condensed consolidated statements of income--Three months ended March 31, 1996 and 1995

     Consolidated statement of cash flows--Three months ended
     March 31, 1996 and 1995

     Notes to condensed consolidated financial statements--
     March 31, 1996

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K


SIGNATURES


PART I.  FINANCIAL INFORMATION

  NORTH VALLEY BANCORP AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS        March 31   December 31
                                                  1996         1995
                                                (unaudited)   (Note)
ASSETS:                                            (000's omitted)

  Cash and due from banks                       $ 8,480    $ 11,868
  Federal funds sold                             19,800      16,600
  Trading securities at market                    1,979         -0-

  Investment securities:
    Available for sale, at fair value            11,080      12,684
    Held to maturity, at amortized cost          38,490      35,217
   (market value of $39,941 and $37,057
    at March 31, 1996 and December 31,
    1995, respectively)
  Loans receivable                              149,484     149,133
    Less:  Allowance for possible loan losses     1,345       1,325
           Net loans receivable                 148,139     147,808
  Premises and equipment owned, net               3,785       3,805
  FHLB stock                                        702         662
  Accrued interest receivable                     1,681       1,715
  Other assets                                    4,879       4,713

  TOTAL ASSETS                                 $239,015    $235,072

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Deposits:
    Non interest bearing                       $ 25,072    $ 25,006
    Interest bearing                            189,069     186,069
      Total deposits                            214,141     211,075
  Accrued interest and other liabilities          2,908       3,024

  TOTAL LIABILITIES                            $217,049    $214,099

SHAREHOLDERS' EQUITY:

  Common stock, no par value--
    Authorized 20,000,000 shares,
    issued and outstanding 1,842,558 for
    March 31, 1996 and 1,841,048 for
    December 31, 1995                             9,780       9,766
  Retained Earnings                              12,110      11,086
  Unrealized gain on investment
    securities, available for sale                   76         121

  TOTAL STOCKHOLDERS' EQUITY                     21,966      20,973

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $239,015    $235,072

=======================================================================
Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.
=======================================================================
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                Three Months Ended
                                                     March 31
                                                 1996         1995
                                               (000's omitted,
                                             except per share data)
Interest Income:
  Loans including fees                         $  3,475   $  3,056
Investment securities:
  Taxable                                           167        270
  Exempt from federal taxes                         581        521
  Federal funds sold                                262        271

      TOTAL INTEREST INCOME                    $  4,485   $  4,118
Interest Expense on Deposits                      1,995      1,667

      NET INTEREST INCOME                         2,490      2,451
Provision for loan losses                           105         75

      NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                             2,385      2,376
Other Operating Income:
  Service charges on deposit accounts               335        324
  Other customer fees and charges                   203        186
  Gain on sale of loans                              52         10
  Gain on sale of securities                        -0-         20
  Other                                              42        123
      TOTAL OTHER OPERATING INCOME                  632        663

Other Operating Expenses:
  Salaries & employee benefits                      985        929
  Occupancy expense                                 106        104
  Furniture & equipment expense                     122        111
  Other                                             408        508

      TOTAL OTHER OPERATING EXPENSES              1,621      1,652


Income before provision for income taxes          1,396      1,387
Provision for Income Taxes                          372        376

      NET INCOME                               $  1,024   $  1,011



Net income per common share                    $    .55   $    .55

Weighted average shares outstanding
  used to compute net income per share        1,866,789  1,854,311
====================================================================
See notes to condensed consolidated financial statements (unaudited).



NORTH VALLEY BANCORP AND SUBSIDIARIES                   Three Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)             March 31,
                                                         1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:                     (000's omitted)
Net income                                           $ 1,024      $ 1,011
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                          101           90
  Amortization of premium on investment
    securities                                             5            3
  Provision for loan losses                              105           75
  Gain on sale of available for sale securities            0      (    17)
  Gain on sale of trading securities                       0      (     3)
  Gain on sales of loans                             (    52)     (    10)
  Provision for deferred taxes                            16            3
  Effect of changes in:
    Accrued interest receivable                           34      (    86)
    Other assets                                     (   162)     (   194)
    Accrued interest and other liabilities               381      (    20)
Total adjustments                                        428      (   159)
NET CASH PROVIDED BY OPERATING ACTIVITIES              1,452          852

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of FHLB stock                               (    40)     (    30)
Purchase of trading securities                       ( 1,980)     ( 2,002)
Proceeds from sales of trading securities                  0        1,007
Purchase of available for sale securities            ( 1,465)     (    80)
Proceeds from sales of available for sale securities       1           47
Proceeds from maturities of available
  for sale securities                                  3,000        5,000
Purchase of held to maturity securities              ( 5,244)     ( 2,224)
Proceeds from maturities or calls of held
  to maturity securities                               1,970          -0-
Proceeds from sales of loans                           4,516          744
Net increase in loans                                ( 4,900)     ( 5,468)
Purchases of premises and equipment                  (    81)     (   170)
Net cash used in investing activities                ( 4,223)     ( 3,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in demand deposits, NOW accounts,
  and savings accounts                                 2,394      ( 2,721)
Net increase in time certificates                        672       12,477
Cash dividends paid                                  (   497)     (   427)
Cash received for stock options exercised                 14           23
Cash paid in lieu of fractional shares                     0            0
Net cash provided by financing activities              2,583        9,352

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (   188)       7,028

CASH AND CASH EQUIVALENTS, beginning of year          28,468       19,997

CASH AND CASH EQUIVALENTS, end of period             $28,280      $27,025
ADDITIONAL INFORMATION:
Cash Payments:
 Income tax payments                                 $   121      $   600
 Interest payments                                   $ 1,975      $ 1,615

===========================================================================
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

The condensed consolidated financial statements include the accounts of the Company. Significant intercompany items and transactions have been eliminated.



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Pronouncements

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (SFAS No. 122). SFAS No. 122 requires that the Company recognize as a separate asset rights to service mortgage loans for others, whether those servicing rights are originated or purchased. Previously, only purchased servicing rights were capitalizable as an asset. SFAS No. 122 also requires that capitalized servicing rights be assessed for impairment based on fair value, rather than an estimate of undiscounted future cash flows. The adoption of SFAS No. 122 did not have a material effect on the Company.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING MARCH 31, 1996.

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein which are incorporated by reference herein. Since the Company is a holding company whose principal asset is the Bank, the following discussion relates principally to the financial condition and results of operations of the Bank.

Overview

The Company's net income was $1,024,000, a 1.29% increase from $1,011,000 for the period ending March 31, 1995. On a per share basis, March 31, 1996 and 1995 profits were $.55, as adjusted to give effect to the three-for-two split effected in the form of a 50% stock dividend.

Net Interest Income

Net interest income is the principal source of the Company's earnings, which represents the difference between interest earned on loans (including yield-related loan fees) and investments and interest paid on deposits. Tax exempt interest income from investment securities is adjusted to an amount which would have been earned if such income were subject to federal income tax. Net interest income on a fully taxable equivalent basis (FTE) was $2,777,000 for the first quarter ending March 31, 1996, an increase of 2.36% over $2,713,000 for the first quarter ending March 31, 1995.

The increase in loan balances and increasing yields on interest earning assets offset increases in interest paid on time deposits.

Net interest income (FTE) expressed as a percentage of average earning assets, is referred to as net interest margin. The net interest margin for March 31, 1996, decreased to 5.13% from 5.39% for the same period ending March 31, 1995. The higher yield on interest bearing liabilities was offset by the repricing of earning assets.


Non-Interest Income

Non-interest income is primarily derived from fees earned by the Company for deposit-related customer services. Total non-interest income decreased $31,000 to $632,000 in the first quarter ending March 31, 1996, compared to $663,000 for first quarter ending March 31, 1995.



A summary of non-interest income for the three months ended March 31, 1996 and 1995, is presented below:

Non-Interest Income
  (in thousands)                             March 31
                                          1996      1995

Service charges on deposit accounts     $  335       324
Other fees and charges                     203       186
Gain on sale of loans                       52        10
Gain on sale of securities                 -0-        20
Other                                       42       123
  Total Non-interest income             $  632       663



Non-Interest Expense

Non-interest expense decreased $31,000 in the first quarter 1996 compared to first quarter 1995.

Salaries and employee benefits expenses were $985,000 as of March 31, 1996, and $929,000 for the period ending March 31, 1995. The increase in salary and benefit expense is attributed to normal salary increases, increased employer taxes and an increase in the net pension cost for the supplemental retirement plans for directors and key executives.

FDIC and California State Banking assessments decreased to $7,000 at March 31, 1996 compared to $114,000 for the same period ended March 31, 1995. The FDIC determined that the Bank Insurance Fund (BIF) was fully recapitalized at the end of May 1995. As a result, on August 8, 1995 the FDIC reduced the assessment rates for well capitalized institutions to $.04 per $100 in domestic deposits from $.23 effective June 1, 1995. The Company paid $.23 per $100 in deposits for the first five months of 1995 and $.04 per $100 for the remaining seven months as compared to paying $.23 per $100 in deposits for the full year in 1994. For the six month assessment period beginning January 1, 1996, the FDIC reduced the assessment rate to $.00 per $100 in domestic deposits.

The Company improved its efficiency ratio (derived by dividing total non-interest expenses by net interest income exclusive of provision for loan losses and non-interest income) to 51.9% compared to 53% in 1995. The efficiency ratio is a measurement as to how efficiently the Company allocates its resources.

A summary of non-interest expense for the three months ended March 31, 1996 and 1995, is presented below:


Non-Interest Expense                        March 31
   (in thousands)                        1996     1995

Salaries & employee benefits           $   985      929
Occupancy expense                          106      104
Furniture & equipment expense              122      111
Professional services                        9       30
Data processing expenses                    55       63
Printing & supplies                         56       52
Postage                                     47       44
FDIC & State banking assessments             7      114
Correspondent bank expense                  35       31
ATM expense                                 33       36
Other                                      166      138
     Total Non-interest expense        $ 1,621    1,652



Income Taxes

The provision for income taxes for the first quarter 1996 was $372,000 as compared to $376,000 for the same period in 1995.


Impaired, Nonaccrual, Past Due and Restructured Loans and Other Real
Estate Owned

At March 31, 1996 the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, was approximately $1,841,000. Of that balance approximately $1,127,000 has a related valuation allowance of $227,000. The remaining $714,000 did not require a valuation allowance. For the quarter ended March 31, 1996, the average recorded investment in loans for which impairment has been recognized was approximately $1,778,000. During the portion of the year that the loans were impaired the Company recognized approximately $49,000 of interest income.

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

A summary of non-performing assets at March 31, 1996 and December 31, 1995, is as follows:

Non-Performing Assets                 March 31    December
   (in thousands)                       1996        1995

Nonaccrual loans                      $   511         282
Accruing loans past due 90 days
  or more                                  46          15
Restructured loans                        -0-         -0-
Other real estate owned                    92          87
     Total                            $   649         384



Allowance for Loan Losses

Management assesses the adequacy of the allowance for loan loss based on loan loss experience, specific identification of potential losses in the portfolio and economic conditions. Additions to the Allowance are made by charges to operating expenses in the form of a provision for possible loan losses. The Allowance for loan losses totaled $1,345,000 or .90% of total loans at March 31, 1996, compared to $1,325,000 or .89% at December 31, 1995. Net charge-offs were $85,000 or .06% of average loans for the three months ended March 31, 1996. A provision for loan losses of $105,000 and $75,000 was charged to income as of March 31, 1996 and 1995, respectively. Management's continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future funding levels.


Liquidity and Interest Rate Sensitivity

Liquidity represents the Company's ability to satisfy cash flow requirements created by fluctuations in deposits and to meet borrowers' credit needs. Effective liquidity management insures that sufficient funds are available to comply with demands from depositors, borrowers and other commitments on a timely basis. Collection of principal and interest on loans, the liquidations of investment securities, deposit inflow and short term borrowing when needed are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds in the amount of $9,000,000 as of March 31, 1996, were available to provide liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") system providing an additional line of credit of $5,020,000 secured by first deeds of trust on eligible 1-4 unit residential loans. The Company had not borrowed from FHLB as of March 31, 1996.

The Company manages both assets and liabilities to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $79,829,000 and $76,369,000 (or 33.40% and 32.49% of total assets) at
March 31, 1996 and December 31, 1995, respectively. Total liquid assets include investment securities classified as held to maturity based on the Company's intent to hold such securities to maturity of $38,490,000 and $35,217,000 for March 31, 1996 and December 31, 1995,
respectively.

The Company's ability to generate retail core deposits consisting of demand deposits, NOW, regular savings, money market deposit accounts and time deposits of less than $100,000 provides a continued source of liquidity. Core deposits totaled $197,318,000 and $193,731,000 at March 31, 1996 and December 31, 1995, respectively.


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

The following table shows the interest sensitive assets and liabilities gap, which is the measure of interest sensitive assets over interest bearing liabilities, for each individual repricing period on a cumulative basis:


March 31, 1996            Within 3  3 months    1-5    5+
(in thousands)             months   to 1 Year  Years  Years   TOTAL
 EARNING ASSETS:
  Held to maturity
    securities             $ 2,000  $    630 $ 9,958 $25,902 $ 38,490
  Available for sale
    securities                 494     1,644   1,829   7,113   11,080
  Trading account
    securities                 -0-       -0-   1,979     -0-    1,979
  Fed Funds Sold            19,800       -0-     -0-     -0-   19,800
  Loans                     51,566    20,421  42,682  34,815  149,484
    Total earning assets   $73,860   $22,695 $56,448 $67,830 $220,833

 INTEREST BEARING LIABILITIES:
  Interest bearing demand
    deposits               $   -0-    38,664 $   -0- $   -0- $ 38,664
  Savings deposits             -0-    42,158     -0-     -0-   42,158
  Time deposits             43,831    59,393   5,023     -0-  108,247
    Total interest bearing
      liabilities          $43,831  $140,215 $ 5,023 $   -0- $189,069

INTEREST RATE SENSITIVITY
  GAP                      $30,029 $(117,520)$ 51,425 $67,830
CUMULATIVE INTEREST RATE
  SENSITIVITY GAP          $30,029 $( 87,491)$(36,066)$31,764



At March 31, 1996, the gap table indicates the Company as liability sensitive in the twelve month period. Interest rate sensitivity measured by the gap method does not consider the impact of different multipliers (how interest rates change when Fed Funds rate changes by 1%) and lags (time it takes for rates to change after Fed Funds rate changes). The Company's model analyzes the impact on earnings of future rate changes by including factors for lags and multipliers for key bank rates. Both methods of measuring interest rate sensitivity do not take into account actions taken by management to modify the effect to net interest income if interest rates were to rise or fall.

Even though the Bank had a negative gap in the twelve month period as of March 31, 1996, the asset liability simulation model showed the Bank was slightly asset sensitive in 1996.


Financial Condition

Total assets at March 31, 1996, were $239,015,000, representing an increase of 1.68% over December 31, 1995 assets of $235,072,000.

During first quarter 1996, net loans increased to $149,484,000, from $149,133,000 at December 31, 1995. Loans are the major component of earning assets. The Bank's average loan to deposit ratio was 70.39% and 66.86% at March 31, 1996 and December 31, 1995, respectively.

Investment securities and federal funds sold totaled $71,349,000 at March 31, 1996, compared to $64,501,000 at December 31, 1995.

Funding for increased loan and investment activity came from increases in deposits. Total deposits increased $3,066,000 as of March 31, 1996, to $214,141,000, as compared to $211,075,000 at
December 31, 1995. The increase was primarily in interest-bearing instruments.

The Company maintains capital levels to support conservative internal growth and to encourage confidence from depositors and investors.
Shareholders' equity increased to $21,966,000 as of March 31, 1996, as compared to $20,973,000 for year end 1995.

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

The table below provides a comparison of the Company's risk based capital ratio and leverage ratio to the minimum regulatory guidelines for the periods indicated:


                                                           MINIMUM
                                                          REGULATORY
                              March 31    December 31   REQUIREMENTS
RISK-BASED CAPITAL RATIOS:      1996         1995

  Tier 1                        13.19%       12.76%         4.00%
  Total                         14.00%       13.57%         8.00%

LEVERAGE RATIO                   9.23%        8.87%       3.00%-5.00%


Impact of Inflation

Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because its assets and liabilities consist largely of monetary items. The relatively low proportion of the Company's fixed assets (less than 1.6% at March 31, 1996) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.



PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:


No reports on form 8-K were filed during the quarter ended March 31, 1996.



                              SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           North Valley Bancorp
                                              (Registrant)


Date  May 13, 1996                  /s/ J. F. Cowee
                                  J. F. Cowee
                                  Chief Financial Officer