Form 10QSB
period 1996-06-30
NORTH VALLEY BANCORP
filed 1996-08-14
CIK 353191

FORM 10-QSB

              U.S. SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended     June 30, 1996

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


The number of shares outstanding of common stock as of July 1, 1996, was 1,845,778.





                            INDEX

             NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets-- June 30, 1996 and December 31, 1995

     Condensed consolidated statements of income-- Six months ended June 30, 1996 and 1995; three months ended June 30,
     1996 and 1995

     Consolidated statement of cash flows-- Six months ended
     June 30, 1996 and 1995

     Notes to condensed consolidated financial statements--
     June 30, 1996

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K


SIGNATURES

PART I.  FINANCIAL INFORMATION

  NORTH VALLEY BANCORP AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS         June 30    December 31
                                                  1996         1995
                                                (unaudited)   (Note)
ASSETS:                                           (000's omitted)

  Cash and due from banks                       $ 10,934    $ 11,868
  Federal funds sold                              11,900      16,600
  Trading securities at market                     1,964         -0-

  Investment securities:
    Available for sale, at market                 11,541      12,684
    Held to maturity, at amortized cost           39,583      35,217
    (market value of $40,593 and $37,057
     at June 30, 1996 and December 31, 1995,
       respectively)
  Loans receivable                               159,589     149,133
    Less:  Allowance for possible loan losses      1,449       1,325
           Net Loans Receivable                  158,140     147,808
  Premises and equipment owned, net                3,741       3,805
  FHLB stock                                         712         662
  Accrued interest receivable                      1,846       1,715
  Other assets                                     4,931       4,713

  TOTAL ASSETS                                  $245,292    $235,072

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Deposits:
    Non interest bearing                        $ 28,505    $ 25,006
    Interest bearing                             191,759     186,069
      Total deposits                             220,264     211,075
  Accrued interest and other liabilities           2,757       3,024

  TOTAL LIABILITIES                             $223,021    $214,099

SHAREHOLDERS' EQUITY:

  Common stock, no par value--
    Authorized 20,000,000 shares,
    issued and outstanding 1,845,778 for
    June 30, 1996 and 1,841,078 for
    December 31, 1995                              9,812       9,766
  Retained Earnings                               12,460      11,086
  Unrealized (loss) gain on investment
    securities, available for sale              (      1)        121

  TOTAL STOCKHOLDERS' EQUITY                      22,271      20,973

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $245,292    $235,072

=======================================================================
Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.
=====================================================================
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                 Six Months Ended
                                                     June 30
                                                 1996         1995
                                               (000's omitted,
                                             except per share data)

Interest Income:
  Loans including fees                          $ 7,028     $ 6,246
Investment securities:
  Taxable                                           367         549
  Exempt from federal taxes                       1,176       1,062
  Federal funds sold                                482         582

      TOTAL INTEREST INCOME                       9,053       8,439
Interest Expense on Deposits                      3,944       3,594

      NET INTEREST INCOME                         5,109       4,845
Provision for loan losses                           210         150

      NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                            4,899       4,695

Other Operating Income:
  Service charges on deposit accounts               668         665
  Other customer fees and charges                   384         371
  Gain on sale of loans                              80          79
 (Loss) gain on sale of securities             (     17)         24
  Other                                             107         197
      TOTAL OTHER OPERATING INCOME                1,222       1,336

Other Operating Expenses:
  Salaries & employee benefits                    1,966       1,845
  Occupancy                                         216         213
  Furniture & equipment                             243         227
  Other                                             909       1,033

      TOTAL OTHER OPERATING EXPENSES              3,334       3,318


Income before provision for income taxes          2,787       2,713
Provision for income taxes                          767         765

      NET INCOME                               $  2,020    $  1,948



Net income per common share                    $   1.08    $   1.05

Weighted average shares outstanding
  used to compute net income per share        1,867,709   1,856,535
====================================================================
See notes to condensed consolidated financial statements (unaudited).





NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                Three Months Ended
                                                     June 30
                                                 1996         1995
                                               (000's omitted,
                                             except per share data)

Interest Income:
  Loans including fees                         $  3,553     $ 3,190
Investment securities:
  Taxable                                           200         279
  Exempt from federal taxes                         595         541
  Federal funds sold                                220         311

      TOTAL INTEREST INCOME                       4,568       4,321
Interest Expense on Deposits                      1,949       1,927

      NET INTEREST INCOME                         2,619       2,394
Provision for loan losses                           105          75

      NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                            2,514       2,319

Other Operating Income:
  Service charges on deposit accounts               333         341
  Other customer fees and charges                   181         185
  Gain on sale of loans                              28          69
 (Loss) gain on sale of securities             (     17)          4
  Other                                              65          74
      TOTAL OTHER OPERATING INCOME                  590         673

Other Operating Expenses:
  Salaries & employee benefits                      981         916
  Occupancy                                         110         109
  Furniture & equipment                             121         116
  Other                                             501         525

      TOTAL OTHER OPERATING EXPENSES              1,713       1,666


Income before provision for income taxes          1,391       1,326
Provision for income taxes                          395         389

      NET INCOME                               $    996    $    937


Net income per common share                    $    .53    $    .50


Weighted average shares outstanding
  used to compute net income per share        1,867,709   1,856,535
====================================================================
See notes to condensed consolidated financial statements (unaudited).





NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)        Six Months Ended
                                                             June 30
                                                        1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:                    (000's omitted)
Net income                                           $ 2,020     $  1,948
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                          199          184
  Amortization of premium on
    investment securities                                  7           10
  Provision for loan losses                              210          150
  Loss (gain)on sale of available for sale securities      1      (    18)
  Realized loss (gain) on trading securities              16      (     6)
  Gain on sale of loans                              (    80)     (    79)
  Provision for deferred taxes                             0      (     4)
  Effect of changes in:
    Accrued interest receivable                      (   131)          48
    Other assets                                     (   158)     (   235)
    Accrued interest and other liabilities               201          292
Total adjustments                                        265          342
NET CASH PROVIDED BY OPERATING ACTIVITIES              2,285        2,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of FHLB stock                               (    50)     (    37)
Purchase of trading securities                       ( 1,980)     (   998)
Proceeds from sales of trading securities                  0        1,004
Purchase of available for sale securities            ( 2,505)     ( 1,175)
Proceeds from sales of available for sale securities       0           70
Proceeds from maturities of available
  for sale securities                                  3,494        5,000
Purchase of held to maturity securities              ( 6,763)     ( 4,196)
Proceeds from maturities or calls of held
  to maturity securities                               2,390        3,565
Proceeds from sale of loans                            5,567        2,417
Net increase in loans                                (16,029)     (12,319)
Purchases of premises and equipment                  (   135)     (   234)
Net cash used in investing activities                (16,011)     ( 6,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW
 accounts, and savings accounts                        6,738      ( 3,489)
Net increase in time certificates                      2,451       17,201
Cash dividends paid                                  ( 1,143)     (   880)
Cash received for stock options exercised                 46           52
Net cash provided by financing activities              8,092       12,884

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ( 5,634)       8,271

CASH AND CASH EQUIVALENTS, beginning of period        28,468       19,997

CASH AND CASH EQUIVALENTS, end of period             $22,834      $28,268
==========================================================================
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDING JUNE 30, 1996.

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein which are incorporated by reference herein. Since the Company is a holding company whose principal asset is the Bank, the following discussion relates principally to the financial condition and results of operations of the Bank.

Overview

The Company's net income was $2,020,000, a 3.7% increase from $1,948,000 for the period ending June 30, 1995. On a per share basis, June 30, 1996 and 1995 profits were $1.08 and $1.05, as adjusted to give effect to the three-for-two split effected in the form of a 50% stock dividend.

Net Interest Income

Net interest income is the principal source of the Company's earnings, which represents the difference between interest earned on loans (including yield-related loan fees) and investments and interest paid on deposits. Tax exempt interest income from investment securities is adjusted to an amount which would have been earned if such income were subject to federal income tax. Net interest income on a fully taxable equivalent basis (FTE) was $5,716,000 for the six months ending June 30, 1996, an increase of 6.01% over $5,392,000 for the six months ending June 30, 1995.

The increase in loan balances helped to offset decreasing yields on interest earning assets and increases in interest paid on time deposits.

Net interest income (FTE) expressed as a percentage of average earning assets, is referred to as net interest margin. The net interest margin for the six months ending June 30, 1996, slightly decreased to 5.21% from 5.26% for the same period ending June 30, 1995. The higher rate on interest bearing liabilities was offset by an increase in earning assets.


Non-Interest Income

Non-interest income is primarily derived from fees earned by the Company for deposit-related customer services. Total non-interest income decreased $114,000 to $1,222,000 in the six months ending June 30, 1996, compared to $1,336,000 for the six months ending June 30, 1995.

A summary of non-interest income for the six months ended June 30, 1996 and 1995, is presented below:

Non-Interest Income                           June 30
  (in thousands)                           1996      1995

Service charges on deposit accounts      $  668       665
Other fees and charges                      384       371
Gain on sale of loans                        80        79
Gain on sale of securities                (  17)       24
Other                                       107       197
  Total Non-interest income              $1,222     1,336


Non-Interest Expense

Non-interest expense increased slightly by $16,000 in the six month quarter 1996 compared to the six months ending June 30, 1995.

Salaries and employee benefits expenses were $1,966,000 for June 30, 1996, and $1,845,000 for the period ending June 30, 1995. The increase in salary and benefit expense is attributed to normal salary increases, increased employer taxes and an increase in the net pension cost for the supplemental retirement plans for directors and key executives.

FDIC and California State Banking assessments decreased to $14,000 for six months ended June 30, 1996 compared to $229,000 for the same period ended June 30, 1995. The FDIC determined that the Bank Insurance Fund (BIF) was fully recapitalized at the end of May 1995. As a result, on August 8, 1995, the FDIC reduced the assessment rates for well capitalized institutions to $.04 per $100 in domestic deposits from $.23 effective June 1, 1995. The Company paid $.23 per $100 in deposits for the first five months of 1995 and $.04 per $100 for the remaining seven months. For the six month assessment period beginning January 1, 1996, the FDIC reduced the assessment rate to $.00 per $100 in domestic deposits.

The Company improved its efficiency ratio (derived by dividing total non-interest expenses by net interest income exclusive of provision for loan losses and non-interest income) to 52.7% compared to 53.7% in 1995. The efficiency ratio is a measurement as to how efficiently the Company allocates its resources.

A summary of non-interest expense for the six months ended June 30, 1996 and 1995, is presented below:


Non-Interest Expense                        June 30
   (in thousands)                        1996     1995

Salaries & employee benefits           $ 1,966    1,845
Occupancy expense                          216      213
Furniture & equipment expense              243      227
Professional services                       32       72
Data processing expenses                   115      127
Printing & supplies                        110      101
Postage                                     86       83
FDIC & State banking assessments            14      229
Messenger expense                           68       62
ATM expense                                 62       66
Other                                      422      293
     Total Non-interest expense        $ 3,334    3,318



Income Taxes

The provision for income taxes for the second quarter 1996 was $767,000 as compared to $765,000 for the same period in 1995.


Impaired, Nonaccrual, Past Due and Restructured Loans and Other Real
Estate Owned

At June 30, 1996 the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, was approximately $2,284,000. Of that balance approximately $1,081,000 has a related valuation allowance of $327,000. The remaining $1,203,000 did not require a valuation allowance. For the six months ended June 30, 1996, the average recorded investment in loans for which impairment has been recognized was approximately $1,947,000. During the portion of the period that the loans were impaired the Company recognized approximately $43,000 of interest income.

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

A summary of non-performing assets at June 30, 1996 and December 31, 1995, is as follows:

Non-Performing Assets                  June 30    December
   (in thousands)                       1996        1995

Nonaccrual loans                      $   501         282
Accruing loans past due 90 days
  or more                                   3          15
Restructured loans                        -0-         -0-
Other real estate owned                   129          87
     Total                            $   633         384



Allowance for Loan Losses

Management assesses the adequacy of the allowance for loan loss based on loan loss experience, specific identification of potential losses in the portfolio and economic conditions. Additions to the Allowance are made by charges to operating expenses in the form of a provision for possible loan losses. The Allowance for loan losses totaled $1,449,000 or .91% of total loans at June 30, 1996, compared to $1,325,000 or .89% at December 31, 1995. Net charge-offs were $86,000 or .06% of average loans for the six months ended June 30, 1996. A provision for loan losses of $210,000 and $150,000 was charged to income during the six month period ended June 30, 1996 and 1995, respectively. Management's continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future funding levels.



Liquidity and Interest Rate Sensitivity

Liquidity represents the Company's ability to satisfy cash flow requirements created by fluctuations in deposits and to meet borrowers' credit needs. Effective liquidity management insures that sufficient funds are available to comply with demands from depositors, borrowers and other commitments on a timely basis. Collection of principal and interest on loans, the liquidations of investment securities, deposit inflow and short term borrowing when needed are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds in the amount of $9,000,000 as of June 30, 1996, were available to provide liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") system providing an additional line of credit of $4,863,950 secured by first deeds of trust on eligible 1-4 unit residential loans. The Company had not borrowed from FHLB as of June 30, 1996.

The Company manages both assets and liabilities to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $75,922,000 and $76,369,000 (or 30.95% and 32.49% of total assets) at
June 30, 1996 and December 31, 1995, respectively. Total liquid assets include investment securities classified as held to maturity based on the Company's intent to hold such securities to maturity of $39,583,000 and $35,217,000 for June 30, 1996 and December 31, 1995,
respectively.

The Company's ability to generate retail core deposits consisting of demand deposits, NOW, regular savings, money market deposit accounts and time deposits of less than $100,000 provides a continued source of liquidity. Core deposits totaled $202,494,000 and $193,731,000 at June 30, 1996 and December 31, 1995, respectively.

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

The following table shows the interest sensitive assets and liabilities gap, which is the measure of interest sensitive assets over interest bearing liabilities, for each individual repricing period on a cumulative basis:


June 30, 1996           Within 3  3 months    1-5    5+
(in thousands)           months   to 1 Year  Years  Years   TOTAL
EARNING ASSETS:
 Held to maturity
   securities            $   630  $    179 $11,284 $27,490 $ 39,583
 Available for sale
   securities & FHLB stock     0     1,646   1,816   8,791   12,253
 Trading account
   securities                  0         0   1,964       0    1,964
 Fed Funds Sold           11,900         0       0       0   11,900
 Loans                    53,128    18,976  46,974  40,511  159,589
  Total earning assets   $65,658   $20,801 $62,038 $76,792 $225,289

 INTEREST BEARING LIABILITIES:
  Interest bearing demand
    deposits             $     0   $38,350 $     0 $     0 $ 38,350
  Savings deposits             0    43,383       0       0   43,383
  Time deposits           31,570    71,185   7,271       0  110,026
   Total interest bearing
    liabilities          $31,570  $152,918 $ 7,271 $     0 $191,759

INTEREST RATE SENSITIVITY
  GAP                    $34,088 $(132,117)$54,767  $76,792
CUMULATIVE INTEREST RATE
  SENSITIVITY GAP        $34,088 $( 98,029)$(43,262)$33,530


At June 30, 1996, the gap table indicates the Company as liability sensitive in the twelve month period. Interest rate sensitivity measured by the gap method does not consider the impact of different multipliers (how interest rates change when Fed Funds rate changes by 1%) and lags (time it takes for rates to change after Fed Funds rate changes). The Company's model analyzes the impact on earnings of future rate changes by including factors for lags and multipliers for key bank rates. Both methods of measuring interest rate sensitivity do not take into account actions taken by management to modify the effect to net interest income if interest rates were to rise or fall.

Even though the Bank had a negative gap in the twelve month period as of June 30, 1996, the asset liability simulation model showed the Bank was slightly asset sensitive as of June 30, 1996.


Financial Condition

Total assets at June 30, 1996, were $245,292,000, representing an increase of 4.35% over December 31, 1995 assets of $235,072,000.

During second quarter 1996, net loans increased to $158,140,000, from $147,808,000 at December 31, 1995. Loans are the major component of earning assets. The Bank's average loan to deposit ratio was 70.79% and 66.86% at June 30, 1996 and December 31, 1995, respectively.

Investment securities and federal funds sold totaled $64,988,000 at June 30, 1996, compared to $64,501,000 at December 31, 1995.

Funding for increased loan and investment activity came from increases in deposits. Total deposits increased $9,189,000 as of June 30, 1996, to $220,264,000, as compared to $211,075,000 at
December 31, 1995. The increase was primarily in interest-bearing instruments.

The Company maintains capital levels to support conservative internal growth and to encourage confidence from depositors and investors.
Shareholders' equity increased to $22,271,000 as of June 30, 1996, as compared to $20,973,000 for year end 1995.

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

The table below provides a comparison of the Company's risk based capital ratio and leverage ratio to the minimum regulatory guidelines for the periods indicated:
                                                           MINIMUM
                                                          REGULATORY
                               June 30    December 31   REQUIREMENTS
RISK-BASED CAPITAL RATIOS:      1996         1995

  Tier 1                        12.61%       12.76%         4.00%
  Total                         13.43%       13.57%         8.00%

LEVERAGE RATIO                   9.21%        8.87%       3.00%-5.00%


Impact of Inflation

Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because its assets and liabilities consist largely of monetary items. The relatively low proportion of the Company's fixed assets (less than 1.6% at June 30, 1996) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.

North Valley Bancorp recorded a net profit for the three months ended June 30, 1996, of $996,000, as compared to a net profit of $937,000 for the same period in 1995. The net income for the three month period ended June 30, 1996, resulted in net income per share of fifty-three cents ($.53).


Net Interest Income

Net interest income on a fully tax-equivalent basis (FTE) increased $262,000, or 9.79%, to $2,938,000 for the three months ended June 30, 1996, as compared to $2,676,000 for the same period in 1995.

Changes in net interest income are a result of changes in volume between average earning assets and interest bearing liabilities and in the difference between interest yields from average earning assets and the cost of interest bearing liabilities. Net interest income increased over 1995 levels primarily due to an increase in volume of interest earning assets.

Net interest income on a fully taxable equivalent basis expressed as a percentage of total average earning assets is referred to as the net interest margin. The net interest margin (FTE) was 5.28% and 5.11% for the three months ending June 30, 1996 and 1995, respectively.


Other Operating Income

Total other operating income decreased to $590,000, compared to $673,000 for the three months ended June 30, 1996 and 1995, respectively.

A summary of other operating income for the three month periods ending June 30, 1996 and 1995, is presented below:

Other Operating Income                              June
   (in thousands)                              1996      1995

Service charges on deposit
   accounts                                   $ 333     $ 341
Other customer fees and charges                 181       185
Gain on sale of loans                            28        69
Loss on sale of securities                     ( 17)        4
Other                                            65        74

   TOTAL OTHER OPERATING INCOME               $ 590     $ 673


Other Operating Expense

Other operating expense increased during the second three months of 1996 to $1,713,000 compared to $1,666,000 for the same period in 1995.

Personnel expense increased to $981,000, or 7.10%, during the second three months of 1996, compared to $916,000 for the same period in 1995.

A summary of other operating expense for the three month period ended June 30, 1996 and 1995, is presented below:

Other Operating Expense                             June
   (in thousands)                              1996      1995

Salaries & employee benefits                 $  981    $ 916
Occupancy                                       110      109
Furniture & equipment                           121      116
Professional services                            23       42
Data processing                                  60       64
Printing & supplies                              54       49
Postage                                          39       39
FDIC & State Banking Assessments                  7      115
Messenger expense                                33        3
ATM                                              29       30
Other                                           256      183

         TOTAL OTHER OPERATING EXPENSE       $1,713   $1,666



PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of North Valley Bancorp was held on Monday, May 20, 1996. Shareholders of North Valley Bancorp approved the slate of directors as proposed, and the ratification of Deloitte & Touche LLP as independent public accountants for the Company was approved. Results of the election are presented in
Exhibit 23.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibits are included herein:

         (23)  Report regarding matters submitted to shareholders.

The Company did not file any reports on Form 8-K during the six months ended June 30, 1996.


                              SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           North Valley Bancorp
                                              (Registrant)


Date    August 13, 1996           /s/ J. F. Cowee
                                  J. F. Cowee
                                  Chief Financial Officer


EXHIBIT 23

                    ANNUAL MEETING OF SHAREHOLDERS
                             MAY 20, 1996


TOTAL SHARES OUTSTANDING                             1,842,558

TOTAL SHARES VOTING:                                 1,305,247

    BY PROXY                                           955,893
    IN PERSON                                          349,354

PERCENTAGE OF SHARES VOTED:                             70.84%


1.       TO ELECT DIRECTORS AS STATED IN THE PROXY STATEMENT:

               FOR           AUTHORITY WITHHELD          TOTAL

           1,304,687               560                 1,305,247

2.       RATIFICATION OF DELOITTE & TOUCHE:

               FOR        AGAINST       ABSTAIN          TOTAL

           1,296,377        234          8,636         1,305,247



                                                              %
         TOTAL SHARES VOTING BY PROXY:     955,893          73.23

         TOTAL SHARES VOTING IN PERSON:    349,354          26.77

         TOTAL VOTES CAST:               1,305,247         100.00