Form 10QSB
period 1996-09-30
NORTH VALLEY BANCORP
filed 1996-11-14
CIK 353191

FORM 10-QSB

              U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the quarterly period ended    September 30, 1996

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



The number of shares outstanding of common stock as of October 1, 1996, was 1,846,158 .


                            INDEX

             NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets-- September 30, 1996 and December 31, 1995

     Condensed consolidated statements of income-- Nine months ended September 30, 1996 and 1995; three months ended
     September 30, 1996 and 1995

     Consolidated statement of cash flows-- Nine months ended
     September 30, 1996 and 1995

     Notes to condensed consolidated financial statements--
     September 30, 1996

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K


SIGNATURES PART I.  FINANCIAL INFORMATION

  NORTH VALLEY BANCORP AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS
                                            September 30   December 31
                                                 1996         1995
                                              (Unaudited)    (Note)
                                                 (000's omitted)
ASSETS:

  Cash and due from banks                       $ 13,193    $ 11,868
  Federal funds sold                              13,000      16,600

  Investment securities:
    Available for sale, at market                 11,553      12,684
    Held to maturity, at amortized cost           40,315      35,217
     (market value of $41,567 and $37,057
      at September 30, 1996 and December
      31, 1995, respectively)

  Loans receivable                               165,721     149,133
    Less:  Allowance for possible loan losses      1,658       1,325
           Net Loans Receivable                  164,063     147,808
  Premises and equipment owned, net                3,759       3,805
  FHLB stock                                         722         662
  Accrued interest receivable                      1,750       1,715
  Other assets                                     5,185       4,713

  TOTAL ASSETS                                  $253,540    $235,072

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Deposits:
    Non interest bearing                        $ 29,631    $ 25,006
    Interest bearing                             197,635     186,069
      Total deposits                             227,266     211,075
  Accrued interest and other liabilities           2,857       3,024

  TOTAL LIABILITIES                             $230,123    $214,099

SHAREHOLDERS' EQUITY:

  Common stock, no par value--
    Authorized 20,000,000 shares,
    issued and outstanding 1,846,158 for
    September 30, 1996 and 1,841,078 for
    December 31, 1995                              9,814       9,766
  Retained Earnings                               13,464      11,086
  Unrealized gain on investment
    securities, available for sale                   139         121

  TOTAL STOCKHOLDERS' EQUITY                      23,417      20,973

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $253,540    $235,072
=======================================================================
Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.
=====================================================================
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                 Nine Months Ended
                                                   September 30
                                                 1996         1995
                                                  (000's omitted,
                                               except per share data)
Interest Income:
  Loans including fees                         $ 10,702    $  9,687
Investment securities:
  Taxable                                           574         806
  Exempt from federal taxes                       1,782       1,617
  Federal funds sold                                705         797

      TOTAL INTEREST INCOME                      13,763      12,907
Interest Expense on Deposits                      5,984       5,567

      NET INTEREST INCOME                         7,779       7,340
Provision for loan losses                           465         350

      NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                             7,314       6,990

Other Operating Income:
  Service charges on deposit accounts             1,004       1,008
  Other customer fees and charges                   568         563
  Gain on sale of loans                             152         145
  Gain on sale of securities                          2          40
  Other                                             154         315
      TOTAL OTHER OPERATING INCOME                1,880       2,071

Other Operating Expenses:
  Salaries & employee benefits                    2,944       2,748
  Occupancy                                         336         318
  Furniture & equipment                             358         332
  Other                                           1,372       1,419

      TOTAL OTHER OPERATING EXPENSES              5,010       4,817


Income before provision for income taxes          4,184       4,244
Provision for income taxes                        1,160       1,222

      NET INCOME                               $  3,024    $  3,022


Net income per common share                    $   1.62    $   1.63

Weighted average shares outstanding
  used to compute net income per share        1,868,097   1,856,005
====================================================================
See notes to condensed consolidated financial statements (unaudited).




NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                 Three Months Ended
                                                    September 30
                                                  1996         1995
                                               (000's omitted,
                                             except per share data)
Interest Income:
  Loans including fees                         $  3,674    $  3,441
Investment securities:
  Taxable                                           207         257
  Exempt from federal taxes                         606         555
  Federal funds sold                                223         215

      TOTAL INTEREST INCOME                       4,710       4,468
Interest Expense on Deposits                      2,040       1,973

      NET INTEREST INCOME                         2,670       2,495
Provision for loan losses                           255         200

      NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                            2,415       2,295

Other Operating Income:
  Service charges on deposit accounts               336         343
  Other customer fees and charges                   184         192
  Gain on sale of loans                              72          66
  Gain on sale of securities                         19          16
  Other                                              47         118
      TOTAL OTHER OPERATING INCOME                  658         735

Other Operating Expenses:
  Salaries & employee benefits                      978         903
  Occupancy                                         120         105
  Furniture & equipment                             115         105
  Other                                             463         386

      TOTAL OTHER OPERATING EXPENSES              1,676       1,499


Income before provision for income taxes          1,397       1,531
Provision for income taxes                          393         457

      NET INCOME                               $  1,004    $  1,074


Net income per common share                    $    .54    $    .58


Weighted average shares outstanding
  used to compute net income per share        1,868,097   1,856,005
====================================================================
See notes to condensed consolidated financial statements (unaudited).



NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)        Nine Months Ended
                                                          September 30
                                                        1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:                    (000's omitted)
Net income                                         $   3,024     $ 3,022
Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                        300         277
    Amortization of premium on investment securities       9          14
    Provision for loan losses                            465         350
    Loss (gain) on sale of available
      for sale securities                            (     8)    (    28)
    Realized loss (gain) on trading securities             6     (    12)
    Gain on sale of loans                            (   152)    (   145)
    Provision for deferred taxes                           0     (    15)
    Effect of changes in:
      Accrued interest receivable                    (    35)    (   173)
      Other assets                                   (   428)    (   329)
      Accrued interest and other liabilities             278         224
Total adjustments                                        435         163
NET CASH PROVIDED BY OPERATING ACTIVITIES              3,459       3,185

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of FHLB stock                               (    60)    (    45)
Purchase of trading securities                       ( 1,980)    ( 2,996)
Proceeds from sales of trading securities              1,972       3,008
Purchase of available for sale securities            ( 2,594)    ( 2,216)
Proceeds from sales of available for sale securities       0         102
Proceeds from maturities of available
  for sale securities                                  3,763       7,000
Purchase of held to maturity securities              ( 8,358)    ( 5,182)
Proceeds from maturities or calls of held
  to maturity securities                               3,249       5,140
Proceeds from sale of loans                            7,791       2,828
Net increase in loans                                (24,359)    (22,124)
Purchases of premises and equipment                  (   254)    (   455)
Net cash used in investing activities                (20,830)    (14,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW
  accounts and savings accounts                       12,558         106
Net increase in time certificates                      3,633      16,532
Cash dividends paid                                  ( 1,143)    (   880)
Cash received for stock options exercised                 48          65
Net cash provided by financing activities             15,096      15,823

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ( 2,275)      4,068

CASH AND CASH EQUIVALENTS, beginning of period        28,468      19,997

CASH AND CASH EQUIVALENTS, end of period             $26,193     $24,065

=========================================================================

See notes to condensed consolidated financial statements (unaudited).


NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1996


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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1996.

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein which are incorporated by reference herein. Since the Company is a holding company whose principal asset is the Bank, the following discussion relates principally to the financial condition and results of operations of the Bank.

Overview

The Company's net income was $3,024,000, a slight increase from $3,022,000 for the period ended September 30, 1995. On a per share basis, September 30, 1996 and 1995 profits were $1.62 and $1.63.

Net Interest Income

Net interest income is the principal source of the Company's earnings, which represents the difference between interest earned on loans (including yield-related loan fees) and investments and interest paid on deposits. Tax exempt interest income from investment securities is adjusted to an amount which would have been earned if such income were subject to federal income tax. Net interest income on a fully taxable equivalent basis (FTE) was $8,589,000 for the nine months ending September 30, 1996, an increase of 4.83% over $8,193,000 for the nine months ending September 30, 1995.

The increase in loan balances helped to offset decreasing yields on interest earning assets and increases in volumes on time deposits.

Net interest income (FTE) expressed as a percentage of average earning assets, is referred to as net interest margin. The net interest margin for the nine months ending September 30, 1996, slightly decreased to 5.15% from 5.24% for the same period ending September 30, 1995. The increases on interest bearing liabilities were offset by an increase in earning assets.

Non-Interest Income

Non-interest income is primarily derived from fees earned by the Company for deposit-related customer services. Total non-interest income decreased $191,000 to $1,880,000 for the nine months ended September 30, 1996, compared to $2,071,000 for the nine months ended September 30, 1995.


A summary of non-interest income for the nine months ended September 30, 1996 and 1995, is presented below:

Non-Interest Income                        September 30
  (in thousands)                          1996      1995

Service charges on deposit accounts      $1,004    $1,008
Other fees and charges                      568       563
Gain on sale of loans                       152       145
Gain on sale of securities                    2        40
Other                                       154       315
  Total Non-Interest income              $1,880    $2,071


Non-Interest Expense

Non-interest expense increased by $193,000 for the nine month period in 1996 compared to the nine months ending September 30, 1995.

Salaries and employee benefits expenses were $2,944,000 for September 30, 1996, and $2,748,000 for the period ending September 30, 1995. The increase in salary and benefit expense is attributed to normal salary increases, increased employer taxes and an increase in the net pension cost for the supplemental retirement plans for directors and key executives.

FDIC and California State Banking assessments decreased to $18,000 for nine months ended September 30, 1996 compared to $223,000 for the same period ended September 30, 1995. The FDIC determined that the Bank Insurance Fund (BIF) was fully recapitalized at the end of May 1995. As a result, On August 8, 1995, the FDIC reduced the assessment rates for well capitalized institutions to $.04 per $100 in domestic deposits from $.23 effective June 1, 1995. The Company paid $.23 per $100 in deposits for the first five months of 1995 and $.04 per $100 for the remaining seven months. For the six month assessment period beginning January 1, 1996, the FDIC reduced the assessment rate to $.00 per $100 in domestic deposits.

The Company improved its efficiency ratio (derived by dividing total non-interest expenses by net interest income exclusive of provision for loan losses and non-interest income) to 51.9% compared to 51.2% in 1995. The efficiency ratio is a measurement as to how efficiently the Company allocates its resources.

A summary of non-interest expense for the nine months ended September 30, 1996 and 1995, is presented below:


Non-Interest Expense                      September 30
   (in thousands)                        1996     1995

Salaries & employee benefits           $ 2,944  $ 2,748
Occupancy expense                          336      318
Furniture & equipment expense              358      332
Professional services                      106      107
Data processing expenses                   186      193
Printing & supplies                        167      151
Postage                                    131      121
FDIC & State banking assessments            18      223
Messenger Expense                          102       93
ATM expense                                 92       98
Other                                      570      433
     Total non-interest expense        $ 5,010  $ 4,817



Income Taxes

The provision for income taxes for the third quarter 1996 was $1,160,000 compared to $1,222,000 for the same period in 1995.


Impaired, Nonaccrual, Past Due and Restructured Loans and Other
Assets

At September 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, was approximately $2,766,000. Of that balance approximately $1,152,000 has a related valuation allowance of $404,000. The remaining $1,614,000 did not require a valuation allowance. For the nine months ended September 30, 1996, the average recorded investment in loans for which impairment has been recognized was approximately $2,156,000. During the portion of the period that the loans were impaired the Company recognized approximately $128,000 of interest income.

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

A summary of non-performing assets at September 30, 1996 and December 31, 1995, is as follows:

Non-Performing Assets               September 30   December 31
   (in thousands)                       1996           1995

Nonaccrual loans                      $ 1,384        $   282
Accruing loans past due 90 days
  or more                                   6             15
Restructured loans                        -0-            -0-
Other real estate owned                   333             87
     Total                            $ 1,723        $   384


Allowance for Loan Losses

Management assesses the adequacy of the allowance for loan loss based on loan loss experience, specific identification of potential losses in the portfolio and economic conditions. Additions to the Allowance are made by charges to operating expenses in the form of a provision for possible loan losses. The Allowance for loan losses totaled $1,658,000 or 1.0% of total loans at September 30, 1996, compared to $1,325,000 or .89% at December 31, 1995. Net charge-offs were $132,000 or .09% of average loans for the nine months ended September 30, 1996. A provision for loan losses of $465,000 and $350,000 was charged to income during the nine month period ended September 30, 1996 and 1995, respectively. Management's continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future funding levels.


Liquidity and Interest Rate Sensitivity

Liquidity represents the Company's ability to satisfy cash flow requirements created by fluctuations in deposits and to meet borrowers' credit needs. Effective liquidity management insures that sufficient funds are available to meet demands from depositors, borrowers and other commitments on a timely basis. Collection of principal and interest on loans, the liquidations of investment securities, deposit inflow and short term borrowing when needed are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds in the amount of $6,000,000 as of September 30, 1996, were available to provide liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") system providing an additional line of credit of $4,754,750 secured by first deeds of trust on eligible 1-4 unit residential loans. The Company had not borrowed from FHLB as of September 30, 1996.

The Company manages both assets and liabilities to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $78,061,000 and $76,369,000 (or 30.79% and 32.49% of total assets) at
September 30, 1996 and December 31, 1995, respectively. Total liquid assets include investment securities classified as held to maturity based on the Company's intent to hold such securities to maturity of $40,315,000 and $35,217,000 for September 30, 1996 and December 31,
1995, respectively.

The Company's ability to generate retail core deposits consisting of demand deposits, NOW, regular savings, money market deposit accounts and time deposits of less than $100,000 provides a continued source of liquidity. Core deposits totaled $208,924,000 and $193,731,000 at September 30, 1996 and December 31, 1995, respectively.

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

The following table shows the interest sensitive assets and liabilities gap, which is the measure of interest sensitive assets over interest bearing liabilities, for each individual repricing period on a cumulative basis:


                          Within 3  3 months    1-5    5+
September 30, 1996        months   to 1 Year  Years  Years   TOTAL
(in thousands)
 EARNING ASSETS:
  Held to maturity
   securities             $   250 $     440  $12,414 $27,211 $ 40,315
  Available for sale
   securities & FHLB stock  1,399       260    2,544   7,350   11,553
  Trading account
    securities                -0-       -0-      -0-     -0-      -0-
  Fed Funds Sold           13,000       -0-      -0-     -0-   13,000
  Loans                    52,717    19,194   48,102  45,708  165,721
    Total earning assets  $67,366 $  19,894 $ 63,060 $80,269 $230,589

INTEREST BEARING LIABILITIES:
  Interest bearing demand
    deposits              $   -0- $  40,313 $    -0- $   -0- $ 40,313
  Savings deposits            -0-    46,114      -0-     -0-   46,114
  Time deposits            40,233    63,630    7,345     -0-  111,208
    Total interest bearing
      liabilities         $40,233 $ 150,057 $  7,345 $   -0- $197,635

INTEREST RATE SENSITIVITY
  GAP                    $27,133 $(130,163) $ 55,715 $80,269
CUMULATIVE INTEREST RATE
  SENSITIVITY GAP         $27,133 $(103,030)$(47,315)$32,954



At September 30, 1996, the gap table indicates the Company as liability sensitive in the twelve month period. Interest rate sensitivity measured by the gap method does not consider the impact of different multipliers (how interest rates change when Fed Funds rate changes by 1%) and lags (time it takes for rates to change after Fed Funds rate changes). The Company's model analyzes the impact on earnings of future rate changes by including factors for lags and multipliers for key bank rates. Both methods of measuring interest rate sensitivity do not take into account actions taken by management to modify the effect to net interest income if interest rates were to rise or fall.

Even though the Bank had a negative gap in the twelve month period as of September 30, 1996, the asset liability simulation model showed the Bank was slightly liability sensitive as of September 30, 1996.

Financial Condition

Total assets at September 30, 1996, were $253,540,000, representing an increase of 7.86% over December 31, 1995 assets of $235,072,000.

During third quarter 1996, net loans increased to $164,063,000, from $147,808,000 at December 31, 1995. Loans are the major component of
earning assets.   The Bank's average loan to deposit ratio was 69.52%
and 66.86% at September 30, 1996 and December 31, 1995, respectively.

Investment securities and federal funds sold totaled $64,868,000 at September 30, 1996, compared to $64,501,000 at December 31, 1995.

Funding for increased loan and investment activity came from increases in deposits. Total deposits increased $16,191,000 as of September 30, 1996, to $227,266,000, as compared to $211,075,000 at
December 31, 1995. The increase was primarily in interest-bearing instruments.

The Company maintains capital levels to support conservative internal growth and to encourage confidence from depositors and investors.
Shareholders' equity increased to $23,417,000 as of September 30, 1996, as compared to $20,973,000 for year end 1995.

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

The table below provides a comparison of the Bank's risk based capital ratio and leverage ratio to the minimum regulatory guidelines for the periods indicated:
                                                          MINIMUM
                                                         REGULATORY
                           September 30   December 31   REQUIREMENTS
                                1996         1995
RISK-BASED CAPITAL RATIOS:
  Tier 1                        13.04%       12.76%          4.00%
  Total                         13.97%       13.57%          8.00%

LEVERAGE RATIO                   9.25%        8.87%       3.00%-5.00%


Impact of Inflation

Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because its assets and liabilities consist largely of monetary items. The relatively low proportion of the Company's fixed assets (less than 1.5% at September 30, 1996) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

North Valley Bancorp recorded a net profit for the three months ended September 30, 1996, of $1,004,000, as compared to a net profit of $1,074,000 for the same period in 1995. The net income for the three month period ended September 30, 1996, resulted in net income per share of fifty-four cents ($.54).


Net Interest Income

Net interest income on a fully tax-equivalent basis (FTE) increased $73,000, or 2.6%, to $2,874,000 for the three months ended September 30, 1996, as compared to $2,801,000 for the same period in 1995.

Changes in net interest income are a result of changes in volume between average earning assets and interest bearing liabilities and in the difference between interest yields from average earning assets and the cost of interest bearing liabilities. Net interest income increased over 1995 levels primarily due to an increase in volume of interest earning assets.

Net interest income on a fully taxable equivalent basis expressed as a percentage of total average earning assets is referred to as the net interest margin. The net interest margin (FTE) was 4.90% and 5.22% for the three months ending September 30, 1996 and 1995, respectively.


Other Operating Income

Total other operating income decreased to $658,000, compared to $735,000 for the three months ended September 30, 1996 and 1995, respectively.

A summary of other operating income for the three month periods ending September 30, 1996 and 1995, is presented below:


Other Operating Income                           September
   (in thousands)                              1996      1995

Service charges on deposit
   accounts                                   $ 336     $ 343
Other customer fees and charges                 184       192
Gain on sale of loans                            72        66
Loss on sale of securities                       19        16
Other                                            47       118

   TOTAL OTHER OPERATING INCOME               $ 658     $ 735


Other Operating Expense

Other operating expense increased during the third three months of 1996 to $1,676,000 compared to $1,499,000 for the same period in 1995.

Personnel expense increased to $978,000, or 8.31%, during the third three months of 1996, compared to $903,000 for the same period in 1995.

A summary of other operating expense for the three month periods ended September 30, 1996 and 1995, is presented below:


Other Operating Expense                          September
  (in thousands)                              1996      1995

Salaries & employee benefits                 $  978    $  903
Occupancy                                       120       105
Furniture & equipment                           115       105
Professional services                            74        35
Data processing                                  71        66
Printing & supplies                              57        50
Postage                                          45        38
FDIC & State Banking Assessments                  4     (   6)
Messenger                                        34        31
ATM expense                                      30        32
Other                                           148       140

         TOTAL OTHER OPERATING EXPENSE       $1,676    $1,499





PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:


The Company did not file any reports on Form 8-K during the nine months ended September 30, 1996.



                              SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           North Valley Bancorp
                                              (Registrant)


Date  November 14 1996
                                  J. F. Cowee
                                  Chief Financial Officer