Form 10KSB
period 1996-12-31
NORTH VALLEY BANCORP
filed 1997-03-28
CIK 353191

FORM 10-KSB

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 [Fee Required]                             OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [No Fee Required]
     For the Transition period from                 to                .
                                     ---------------    ---------------
           For the fiscal year ended     December 31, 1996
                                         -----------------

                       Commission file number    0-10652
                                                ---------

                              NORTH VALLEY BANCORP
          -------------------------------------------------------------
              (Exact name of small business issuer in its charter)

           California                                   94-2751350
--------------------------------------------------------------------------------
   (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

       880 E. Cypress Avenue, Redding, CA.              96002
--------------------------------------------------------------------------------
    (Address of principal executive offices)          (Zip code)

              Issuer's telephone number    (916) 221-8400
                                           --------------

          Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:
                        No par value common stock
                   ------------------------------------
                             (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No
                                                             ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Total revenue for year ended December 31, 1996, was $ 21,222,000
                                                    ------------

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, was $32,750,000
as of March 1, 1997.                                                 -----------

The number of shares outstanding of common stock as of March 1, 1997, was 1,823,688.
---------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 9, 10, 11, and 12 of this Form 10-KSB.

Transitional small business disclosure format:   Yes          No    X
                                                     ---           ---

TABLE OF CONTENTS
                                                                            Page
                                                                            ----
Part I
------
Item  1  - Description of Business...................                          2

Item  2  - Description of Property...................                         29

Item  3  - Legal Proceedings .........................                        30

Item  4  - Submission of Matters to a Vote of
           Security Holders ..........................                        30

Part II
-------
Item  5  - Market for Common Equity
           and Related Stockholder Matters ...........                        31

Item  6  - Management's Discussion and Analysis or
           Plan of Operation  ........................                        32

Item  7  - Financial Statements .....................                         39

Item  8  - Changes in and Disagreements With
           Accountants on Accounting and
           Financial Disclosure ......................                        39


Part III
--------
Item 9   - Directors, Executive Officers, Promoters and
           Control Persons; Compliance with Section
           16(a) of the Exchange Act.................                         40

Item 10  - Executive Compensation ...................                         40

Item 11  - Security Ownership of Certain
           Beneficial Owners and Management..........                         40

Item 12  - Certain Relationships and
           Related Transactions .....................                         41

Item 13  - Exhibits and Reports on Form 8-K..........                         41

Financial Statements....................................                      42

Signatures .................................................                 215

                                   - I -

                               PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Certain statements in this Annual Report on Form 10-KSB include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Shasta County; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. See also "Certain Additional Business Risks" on pages 28 through 29 herein and other risk factors discussed elsewhere in this Report.

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

      At December 31, 1996, the Company had approximately 130 employees (which includes 116 full-time equivalent employees); the Company had total consolidated assets of $256,877,000; before consolidation the Bank had total assets of $255,670,000 and total deposits of $229,576,000; assets of the Trading Company were $3,500; assets of Bank Processing, Inc., were $380,000; and assets of the Securities Company were $1,000.

      The Bank was organized in September, 1972, under the laws of the State of California, and commenced operations in February, 1973. The Bank is principally supervised and regulated by the California Superintendent of Banks and conducts a commercial and retail banking business, which includes accepting demand, savings, money market rate deposit accounts, and time deposits, and making commercial, real estate and consumer loans. It also offers installment note collections, issues cashier's checks and money orders, sells travelers' checks and provides safe deposit boxes and other customary banking services. As a federally insured bank, the Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and deposits are insured by the FDIC up to the legal limits thereupon. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

      The Bank operates nine banking offices in Shasta and Trinity Counties, for which it has received all of the requisite regulatory approvals. The headquarters office in Redding was opened in February, 1973. In October, 1973, the Bank opened its Weaverville Office; in October, 1974, its Hayfork Office; in January, 1978, its Anderson Office; and in September, 1979, its Enterprise Office (East Redding). On December 20, 1982, the Bank acquired the assets of two branches of the Bank of California: one located in Central Valley and the other in Redding, California. On June 1, 1985, the Bank opened its Westwood Village Office in south Redding. On November 27, 1995, the Bank opened a new branch located in Palo Cedro, California. During the year ended December 31, 1995, the Bank purchased, in the ordinary course of business, the Hayfork branch for $134,000 which the Bank had previously leased from a former Board member.

      The Trading Company, incorporated under the laws of the State of California in 1984, formed a joint venture to explore trading opportunities in the Pacific Basin. The joint venture was terminated in July, 1986, and the Trading Company is now inactive. The Securities Company, formed to hold premises pursuant to Section 752 of the California Financial Code, is inactive. North Valley Consulting Services was established as a consulting service for depository institutions. In December, 1988, North Valley Consulting Services changed its name to Bank Processing, Inc. Bank Processing, Inc., was established as a bank processing service to provide data processing services to other depository institutions, pursuant to Section 225.25(b)(7) of Federal Reserve
Regulation Y and Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended ("BHCA").

      Bank Processing, Inc., is utilizing "excess capacity" on their system to process other depository institutions' data, and is currently processing daily applications for the Bank and two other banks where entries are captured and files updated by the "Liberty Banking Package," which include: Demand Deposits
(DDA), Savings Deposits (SAV),  Central Information Files (CIF),  Mortgage Loans
(MLA), Installment Loans (ILA), Commercial Loans (CLA), Individual Retirement Accounts (IRA), and Financial Information Statement, i.e., General Ledger (FIS). The data processing activities do not involve providing hardware or software.

      At  December  31,  1996  Bank   Processing,   Inc.,  had  cash  assets  of
approximately $77,000.

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

Tax-equivalent adjustments (using a 32% tax rate for 1996, 35% for 1995 and 1994) have been made in calculating yields on tax-exempt securities.

AVERAGE BALANCES AND TAX-EQUIVALENT NET INTEREST MARGIN

      The following table sets forth the Company's consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders' equity for each of the past three years.


                                               1996                            1995                               1994

                                                        AVERAGE                             AVERAGE                         AVERAGE
                                   AVERAGE   INCOME(1)/  RATES     AVERAGE    INCOME(1)/     RATES      AVERAGE   INCOME(1)/  RATES
(Dollars in thousands)             BALANCE   EXPENSE    EARNED/    BALANCE    EXPENSE       EARNED/     BALANCE   EXPENSE    EARNED/
                                                         PAID                                PAID                             PAID
                                   =============================   ===============================     =============================
ASSETS
Federal funds sold                 $ 18,690   $    990     5.30%  $ 17,742    $  1,040      5.86%      $ 16,163   $    652     4.03%
Available for sale securities:
  U.S. Treasury securities              327         18     5.50%     9,070         374      4.12%        22,228        923     4.15%
  U.S. Agencies                       5,162        323     6.26%     3,200         202      6.31%         3,060        150     4.90%
  Obligations of states and
    political subdivisions            4,918        384     7.80%        55           5      9.09%
  Other investments                     579         27     4.66%       413          14      3.39%           264          9     3.41%
                                  ---------   --------     -----  --------    --------      -----      --------   --------     -----
    Total available for sale
      securities                     10,986        752     6.84%    12,738         595      4.67%        25,552      1,082     4.23%
Held to maturity securities:
  U.S. Agencies                       4,078        281     6.89%     5,594         353      6.31%         3,104        207     6.67%
  Obligations of states and
    political subdivisions           34,923      3,094     8.86%    36,470       3,330      9.13%        31,902      2,897     9.08%
                                   --------   --------     -----  --------    --------      -----      --------   --------     -----
      Total held to maturity
        securities                   39,001      3,375     8.65%    42,064       3,683      8.76%        35,006      3,104     8.87%
FHLB                                    709         40     5.64%       645          31      4.81%           132          0     0.00%
Trading account securities            1,094         58     5.30%       211          13      6.16%            39          1     2.56%
Total loans(2)(3)                   157,644     14,517     9.21%   137,613      13,230      9.61%       114,577     10,347     9.03%
                                   --------   --------     -----  --------    --------      -----      --------   --------     -----
Total interest earning assets/
  interest income                   228,124     19,732     8.65%   211,013      18,592      8.81%       191,469     15,186     7.93%
                                                           =====                            =====                              =====
Nonearning assets                    20,740                         18,834                               18,234
Less:  Allowance for loan losses     (1,502)                        (1,259)                              (1,132)

  TOTAL ASSETS                     $247,362                       $228,588                             $208,571
                                  =========                       ========                            =========
LIABILITIES AND
STOCKHOLDERS' EQUITY

Interest bearing liabilities
Deposits
  Transaction                      $ 40,022        931    2.33%   $36,520         867      2.37%       $ 25,903       808      3.12%
  Savings & Money Market             44,392      1,325    2.98%    44,123       1,248      2.83%         48,124     1,368      2.84%
  Time                              109,946      5,821    5.29%   100,345       5,444      5.43%         81,844     3,284      4.01%
                                  ---------   --------    -----  --------    --------      -----       --------   --------     -----
    Total interest bearing
      deposits/interest expense     194,360      8,077    4.16%   180,988       7,559      4.18%        155,871     5,460      3.50%
                                              --------    =====              --------      ====                   -------      =====

Non interest-bearing deposits        27,376                        24,826                                33,535
Other noninterest-bearing
  liabilities                         2,928                         2,800                                 2,286
                                  ---------                       --------                            ---------
  TOTAL LIABILITIES                 224,664                       208,614                               191,692

Shareholders' equity                 22,698                        19,974                                16,879
                                  ---------                       --------                            ---------
  Total Liabilities and
    and Stockholders' Equity       $247,362                      $228,588                              $208,571
                                  =========                       ========                            =========

  Net Interest Income
   and Margin(4)                              $ 11,655    5.11%              $ 11,033      5.23%                  $  9,726     5.08%
                                              ========    =====              ========      =====                  ========     =====

(1) Tax-equivalent basis
(2) Loans on nonaccrual status have been included in the computation of average balances.
(3) Includes loan fees of $225,000,  $190,000,  and $249,000 for 1996,  1995 and
    1994, respectively.
(4) Net interest margin is determined by dividing net interest income by total average interest earning assets.

RATE-VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

      The following table summarizes changes in net interest income resulting from changes in average asset and liability balances (volume) and changes in average interest rates.

                                           1996 versus 1995                 1995 versus 1994                1994 versus 1993
                                   ------------------------------   ------------------------------   -------------------------------
                                                                      (Dollars in thousands)
                                                          Total                            Total                   Total
                                     Average    Average  Increase    Average    Average   Increase    Average     Average  Increase
                                      Volume     Rate   (Decrease)   Volume      Rate    (Decrease)    Volume      Rate   (Decrease)

INTEREST INCOME

Interest on Federal funds sold      $    50    $  (100)   $   (50)   $    93    $   295    $   388    $  (342)   $   266    $   (76)
Interest on available for sale
  securities:
  U.S. Treasury securities             (482)       126       (356)      (543)        (6)      (549)      (146)       (64)      (210)
  U.S. Agencies                         123         (2)       121          9         43         52       ( 68)       (54)      (122)
  Obligations of states and
    political subdivisions              380         (1)       379          5          0          5
  Other investments                       8          5         13          4          1          5          5          2          7
                                    -------    -------    -------    -------    -------    -------    -------    -------    -------
    Total available for sale
      securities                         29        128        157       (525)        38       (487)      (209)      (116)      (325)
Interest on held to maturity
  securities:
  U.S. Agencies                        (104)        32        (72)       157        (11)       146        207          0        207
  Obligations of states and
         political subdivisions        (137)       (99)      (236)       417         16        433        552         (8)       544
                                    -------    -------    -------    -------    -------    -------    -------    -------    -------
      Total held to maturity
             securities                (241)       (67)      (308)       574          5        579        759         (8)       751
Dividends on FHLB                         4          5          9         24          7         31          0          0          0
Interest on trading account
  securities                             47         (2)        45         11          1         12         (5)        (9)       (14)
Interest on total loans               1,845       (558)     1,287      2,215        668      2,883      2,003       (827)     1,176
                                    -------    -------    -------    -------    -------    -------    -------    -------    -------

  Total interest income               1,734       (594)     1,140      2,392      1,014      3,406      2,206       (694)     1,512
                                    -------    -------    -------    -------    -------    -------    -------    -------    -------

INTEREST EXPENSE

Interest bearing liabilities
Deposits
  Transaction                            81        (17)        64        252       (193)        59         98        (89)         9
  Savings & Money Market                  8         69         77       (113)        (7)      (120)        88       (123)       (35)
  Time                                  508       (131)       377      1,004      1,156      2,160        377       (146)       231
                                    -------    -------    -------    -------    -------    -------    -------    -------    -------

         Total interest expense         597        (79)       518      1,143        956      2,099        563       (358)      (205)
                                    -------    -------    -------    -------    -------    -------    -------    -------    -------

Change in net interest income       $ 1,137    $  (515)   $   622    $ 1,249    $    58    $ 1,307    $ 1,643    $  (336)   $ 1,307
                                    =======    =======    =======    =======    =======    =======    =======    =======    =======

(1) The change in interest due to both rate and volume has been allocated to volume.

Investment Securities:

      The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's policy with regard to investments is as follows:

      Trading Securities are carried at fair value. Changes in market value are included in other operating income. The trading securities balance for December 31, 1996, 1995, and 1994 was zero.

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

      At December 31, the amortized cost of securities and their approximate fair value were as follows (in thousands):

Available for Sale Securities:                                                                Carrying
                                                             Gross              Gross          Amount
                                          Amortized        Unrealized         Unrealized     (Approximate
                                            Cost             Gains              Losses        Fair Value)
December 31, 1996:
Securities of U.S. government
  agencies and corporations                 $ 3,998                             $    44           $ 3,954
Obligations of states and political
  subdivisions                                4,140           $   113                               4,253
Other debt securities                           655               361                               1,016
                                            -------           -------           -------           -------
Total                                       $ 8,793           $   474           $    44           $ 9,223
                                            =======           =======           =======           =======

December 31, 1995:
U.S. Treasury securities                    $ 2,000                             $     2           $ 1,998
Securities of U.S. government
  agencies and corporations                   5,000           $     6                39             4,967
Obligations of states and
  political subdivisions                      5,013                94                20             5,087
Other debt securities                           499               133                                 632
                                            -------           -------           -------           -------
Total                                       $12,512           $   233           $    61           $12,684
                                            =======           =======           =======           =======

December 31, 1994:
U.S. Treasury securities                    $12,015                             $   276           $11,739





Securities of U.S. government
  agencies and corporations                   2,000                                 153             1,847
Other Securities                                312           $    57                                 369
                                            -------           -------           -------           -------
Total                                       $14,327           $    57           $   429           $13,955
                                            =======           =======           =======           =======



Held to Maturity Securities:              Carrying            Gross             Gross          Approximate
                                           Amount           Unrealized        Unrealized          Fair
                                      (Amortized Cost)        Gain              Losses            Value
December 31, 1996:
U. S. Agencies                             $ 4,000                              $    59           $ 3,941
Obligations of states and
  political subdivisions                    35,997             $ 1,940                7            37,930
                                           -------             -------          -------           -------
Total                                      $39,997             $ 1,940          $    66           $41,871
                                           =======             =======          =======           =======

December 31, 1995:
U. S. Agencies                             $ 1,598             $     2                            $ 1,600
Obligations of states and
  political subdivisions                    33,619               1,846          $     8            35,457
                                           -------             -------          -------           -------
Total                                      $35,217             $ 1,848          $     8           $37,057
                                           =======             =======          =======           =======
December 31, 1994:
U. S. Agencies                             $ 7,000                              $    38           $ 6,962
Obligations of states and
  political subdivisions                    34,374             $   506              819            34,061
                                           -------             -------          -------           -------
Total                                      $41,374             $   506          $   857           $41,023
                                           =======             =======          =======           =======

Gross realized gains on sales of U.S. government and agency securities categorized as available for sale securities were $31,000 in 1996 and 1995, and $11,000 in 1994. There were no gross realized losses on sale of available for sale securities in 1996 or 1995.

      The Bank's policy requires that management determine the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as investments held to maturity, and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other related factors.

      In November 1995, the FASB issued additional implementation guidance regarding the previously issued SFAS No. 115. In accordance with this guidance and prior to December 31, 1995, companies were allowed a one-time reassessment of their classification of securities and were required to account for any resulting transfers at fair value. Transfers from the held-to-maturity category that result from this one-time reassessment will not call into question the intent to hold other securities to maturity in the future. Accordingly, the Company transferred approximately $5,012,000 of securities from held to maturity to available for sale to allow the Company greater flexibility in managing its interest rate risk and liquidity. Available for sale securities were adjusted to fair value, and stockholders' equity was increased by $52,276, net of income taxes of $22,191.

      Scheduled maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost of approximately $655,000 and a carrying value of approximately $1,016,000) at December 31, 1996, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay with or without penalty.

      The following table sets forth the maturities of investment securities at December 31, 1996, and the weighted average yields of such securities.
Tax-equivalent adjustments have been made in calculating yields on obligations of state and political subdivisions.

Maturity Distribution and Yields of Investment Securities:

                                                             Held to Maturity             Available for Sale
                                                           --------------------        ----------------------
                                                         Weighted                      Weighted
                                                          Average      Amortized       Average      Amortized
                                                          Yield (1)       Cost         Yield (1)      Cost
                                                           1996           1996           1996         1996
                                                         ---------     ---------       ---------    ---------
December 31                                                            (Dollars in thousands)
U.S. Treasury obligations
  Due within one year                                       --             --             --             --
  Due after one year but within five years                  --             --             --             --
  Due after five years but within ten years                 --             --             --             --
  Due after ten years                                       --             --             --             --
                                                           ----         -------          ----         -------
      Total                                                 --             --             --             --
U.S. government agency securities
  Due within one year                                       --             --             --             --
  Due after one year but within five years                 6.24%        $ 3,000          5.80%        $ 1,998
  Due after five years but within ten years                6.85%          1,000          7.02%          2,000
  Due after ten years                                       --                 --         --             --
                                                           ----         -------          ----         -------
      Total                                                6.39%          4,000          6.41%          3,998
State and municipal bonds
  Due within one year                                      8.96%            396          6.02%            260
  Due after one year but within five years                 9.40%         10,112          6.68%            595
  Due after five years but within ten years                8.63%         13,844          7.54%            872
  Due after ten years                                      8.54%         11,645          8.31%          2,413
                                                           ----         -------          ----         -------
    Total                                                  8.82%         35,997          7.77%          4,140

Grand Total                                                8.58%        $39,997          7.10%        $ 8,138
                                                           ====         =======          ====         =======

------------
(1)  Tax-equivalent basis at fiscal year end.

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


     Major classifications of loans at December 31 are summarized as follows (in thousands):
                                                   1996            1995            1994            1993             1992
Commercial, financial and agricultural           $ 63,944        $ 53,044        $ 46,347        $ 38,897        $ 37,599
Real estate - construction                          1,135           2,838           2,333           1,754           1,070
Real estate - mortgage                             46,673          41,967          30,366          16,467          14,435
Installment                                        43,863          39,034          36,185          31,836          30,201
Other                                              13,283          12,888          11,899          11,875          10,923
                                                 --------        --------        --------        --------        --------
Total loans receivable                            168,898         149,771         127,130         100,829          94,228
Less:
Allowance for loan losses                           1,254           1,325           1,144           1,066           1,105
Deferred loan fees                                    661             638             523             306            --
                                                 --------        --------        --------        --------        --------
Net loans receivable                             $166,983        $147,808        $125,463        $ 99,457        $ 93,123
                                                 ========        ========        ========        ========        ========

      At December 31, 1996 and 1995, the Bank serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market, such loans totaling approximately $90,744,000 and $93,563,000, respectively, as of such date.

      The Bank was contingently liable under letters of credit issued on behalf of its customers in the amount of $521,000 and $439,000 at December 31, 1996 and 1995, respectively. At December 31, 1996 commercial and consumer lines of credit, and real estate loans of approximately $17,444,000 and $614,000, respectively, were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Bank's involvement in these instruments and do not necessarily represent the actual amount subject to credit loss.

Maturity Distribution and Interest Rate Sensitivity of Loans

      The  following  table  shows the  maturity  of  certain  loan  categories.
Excluded  categories  are  residential   mortgages  of  1-4  family  residences,
installment loans and lease financing  outstanding as of December 31, 1996. Also provided  with  respect  to such  loans  are the  amounts  due  after  one year, classified according to the sensitivity to changes in interest rates:





                                                                            Maturing
                                                -------------------------------------------------------------
                                                Within            After One            After
                                                One Year       Through Five Years     Five Years         Total
                                                --------       ------------------     ----------         -----
                                                                      (Millions of dollars)
Commercial, financial and
   agricultural                                 $ 8,813           $17,647              $37,484           $63,944
Real Estate - construction                        1,135                                                    1,135
                                                -------           -------              -------           -------
                                                $ 9,948           $17,647              $37,484           $65,079
                                                =======           =======              =======           =======

Loans maturing after one year with:
   Fixed interest rates                                             8,329               19,076
   Variable interest rates                                          9,318               18,408
                                                                  -------              -------
                                                                  $17,647              $37,484
                                                                  =======              =======



Impaired, Nonaccrual, Past Due, Restructured Loans, and Other Real Estate Owned

      At December 31, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 was approximately $2,612,000. Of that balance approximately $320,000 has a related valuation allowance of $33,000. The remaining $2,292,000 did not require, in management's view, a valuation allowance. For the year ended December 31, 1996, the average recorded investment in loans for which impairment has been recognized was approximately $2,244,000. During the portion of the year that the loans were impaired the Company recognized interest income of approximately $203,000 for cash payments received.

      At December 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 was approximately $1,715,000. Of that balance approximately $1,078,000 has a related valuation allowance of $254,000. The remaining $637,000 did not require, in management's view, a valuation allowance. For the year ended December 31, 1995, the average recorded investment in loans for which impairment has been recognized was approximately $1,473,000. During the portion of the year that the loans were impaired the Company recognized interest income of approximately $205,000 for cash payments received.

      Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or when a loan becomes contractually past due by 90 days or more with respect to interest or principal (except that when management believes a loan is well secured and in the process of collection, interest accruals are continued on loans deemed by management to be fully collectible). When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.


      Nonperforming   loans  at  December  31  are  summarized  as  follows  (in thousands):

                                                      1996      1995     1994     1993     1992
                                                     ------     ----     ----     ----     ----

Nonaccrual loans                                     $1,190      282    $ 421    $ 334    $ 351
Loans 90 days past due but still accruing interest       14       15       22       84       82
Restructured loans                                       --       --       --       --       27
Other real estate owned                                  69       87       --       --        4
                                                     ------     ----     ----    -----    -----
     Total                                           $1,273     $384    $ 443    $ 418    $ 464
                                                     ======     ====     ====    =====    =====


      If interest on nonaccrual loans had been accrued, such income would have approximated $82,000 in 1996, $37,000 in 1995 and $33,000 in 1994. Interest
income of $27,000 in 1996, $8,000 in 1995, and $19,000 in 1994 was recorded when it was received on the nonaccrual loans.

      Based on its review of impaired, past due and nonaccrual loans and other information known to management at the date of this Report, in addition to the nonperforming loans included in the above table, management has identified 20 loans in the aggregate principal amount of $221,000 about which it has serious doubts regarding the borrowers' ability to comply with present loan repayment terms, such that said loans might subsequently be classified as nonperforming.

      At December 31, 1996, there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.


Summary of Loan Loss Experience:

  The following table summarizes the Company's loan loss experience for the years ended December 31:

December 31 (dollars in thousands)                           1996            1995            1994            1993            1992
                                                             ----            ----            ----            ----            ----
Average amount of gross loans outstanding                  $157,644        $137,613        $114,577        $ 92,399        $ 90,262
Balance of allowance for loan losses
  at beginning of period                                      1,325           1,144           1,066           1,105             897
Loans charged off:
  Commercial, financial and agricultural                        538             139              39              61              67
  Real Estate - construction                                      2               0               0               0               0
  Real Estate - mortgage                                        139              27               0               0               6
  Installment                                                   118             106             125             107              92
  Other                                                          16               9              21              21              16
                                                           --------        --------        --------        --------        --------
Total loans charged off                                         813             281             185             189             181
Recoveries of loans previously
  charged off:
  Commercial, financial and agricultural                          7              52              10              21              12
  Real Estate - construction                                      0               0               0               2               1
  Real Estate - mortgage                                          0               9               0               0               5
  Installment                                                    14              23              12              16               8
  Other                                                           1               3               1               1               3
                                                           --------        --------        --------        --------        --------
Total recoveries of loans
  previously charged off                                         22              87              23              40              29
                                                           --------        --------        --------        --------        --------
Net loans charged off                                           791             194             162             149             152
  Provisions for loan losses                                    720             375             240             110             360
                                                           --------        --------        --------        --------        --------
Balance of allowance for loan losses
  at end of period                                         $  1,254        $  1,325        $  1,144        $  1,066        $  1,105
                                                           ========        ========        ========        ========        ========


                                                               1996            1995            1994            1993            1992
Ratio of net charge-offs to                                    ----            ----            ----            ----            ----
  average loans outstanding                                    .50%            .14%            .14%            .16%            .17%
Allowance for loan losses to
  total loans                                                  .74%            .88%            .90%           1.06%           1.17%
------------------------------------------------------------------------------------------------------------------------------------

      The Bank maintains an allowance for possible loan losses (the "Allowance") to provide for possible loan losses in the loan portfolio. Additions to the Allowance are made by charges to operating expense in the form of a provision for possible loan losses. Loans are charged against the Allowance when management believes that the collectibility of the principal is unlikely, while any recoveries are credited to the Allowance.

      The Company evaluates the adequacy of its Allowance by specific categories of loans rather than on an overall basis. In determining the adequacy of the Allowance, management considers such factors as the Bank's lending policies, historical loan loss experience, non-performing loans and problem credits, evaluations made by bank regulatory authorities, assessment of economic conditions, and other appropriate data in its attempt to identify the risks in the loan portfolio. While these factors are essentially judgmental, the management of the Company believes that its Allowance at December 31, 1996, was adequate against foreseeable losses in its loan portfolio at that time. The risk of nonpayment of loans is inherent in commercial banking, and, while management has procedures in place to indentify loans with more than a normal risk of default, it is not always possible to identify all such potential problem credits. To some extent, the degree of perceived risk is taken into account in establishing the structure of, and interest rates and security for, specific loans and various types of loans. The Bank also attempts to minimize its credit risk exposure by use of thorough loan application, approval and review procedures.


  The following table shows the allocation of the Company's Allowance and the percent of loans in each category to total loans at the dates indicated (dollars in thousands).

December 31                                    1996            1995              1994           1993              1992
                                         --------------   ---------------   -------------   ---------------   ----------------
                                         Allowance %      Allowance %       Allowance %     Allowance %       Allowance %
                                            for    of       for      of      for     of     for        of      for        of
                                         Losses   Loans   Losses    Loans   Losses  Loans   Losses     Loan   Losses      Loans
                                         ------    ----   ------    -----   ------  -----   ------     ----   ------      ----
Loan Categories:
Commercial, financial and agricultural   $  765     61%   $  875     66%   $  583     51%   $  593       39%   $  387       40%
Real Estate - construction                  -0-     --       -0-     --       -0-     --       -0-       --       -0-       --
Real Estate - mortgage                      117      9%      106      8%      114     10%       41       18%       30       16%
Installment                                 372     30%      344     26%      447     39%      432       43%      277       44%
Other                                       -0-     --       -0-     --       -0-     --       -0-       --       -0-       --
Unallocated                                 -0-     --       -0-     --       -0-     --       -0-       --       411       --
                                         ------    ----   ------    ----   ------    ----   ------      ----   ------      ----
   Total                                 $1,254    100%   $1,325    100%   $1,144    100%   $1,066      100%   $1,105      100%
                                         ======    ====   ======    ====   ======    ====   ======      ====   ======      ====

      The Allowance totaled $1,254,000, or .74% of total loans outstanding at December 31, 1996. Based on management's evaluation of the current loan portfolio and economic trends during 1996, the Bank made a provision to its Allowance of $720,000 which was due primarily to the increase in loan volume and loans charged off during 1996. Management's continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future funding levels.

Certificates of Deposit

  Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1996 are summarized as follows (dollars in thousands):

                                        $100,000+ Time
                                   Certificates of Deposit
--------------------------------------------------------------------------------
Remaining maturities:
Three months or less                      $ 7,788

Over three through six months               7,769

Over six through twelve months              2,851

Over twelve months                          1,500
                                          -------
     TOTAL                                $19,908
                                          =======


      As of December 31, 1996, the Company did not have any brokered deposits. In general, it is the Company's policy not to accept brokered deposits.


Return on Equity and Assets:

      The following table sets forth certain financial ratios for the Company:

                                                           December
                                                --------------------------------
                                                 1996         1995        1994
                                                 ----         ----        ----
Return on average equity (net income
  divided by average equity)                    18.09%       20.44%       19.03%

Return on average assets (net income
  divided by average total assets)               1.66%        1.79%        1.54%

Equity to assets ratio (average equity
  divided by average total assets)               9.18%        8.74%        8.09%

Dividend payout ratio (dividends
  divided by net income)                        31.31%       23.27%       26.53%



Short Term Borrowings

      At December 31, 1996, 1995 and 1994, the Bank did not have any short term borrowings outstanding.


SUPERVISION AND REGULATION

The Effect of Government Policy on Banking

      The earnings and growth of the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Board of Governors of the Federal Reserve System ("FRB") influences the supply of money through its open market operations in U.S. Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Bank cannot be predicted. Additionally, state and federal tax policies can impact banking organizations. Effective January 1, 1997, applicable California bank and corporation tax rates were reduced by 5% in order to keep California competitive with other western states.

      As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company is particularly susceptible to being affected by the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company. In response to various business failures in the savings and loan industry and in the banking industry, in December 1991, Congress enacted, and the President signed into law, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA substantially revised the bank regulatory framework and deposit insurance funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. Implementation of the various provisions of FDICIA is subject to the adoption of regulations by the various regulatory agencies, the manner in which the regulatory agencies implement those regulations and certain phase-in periods.


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

      Under the BHCA, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over a bank, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company; any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the approval of the FRB.

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

      Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company became able to acquire banks in states other than its home state beginning September 29, 1995 without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law).

      The Interstate Banking and Branching Act also authorizes banks to merge across states lines, therefore creating interstate branches, beginning June 1, 1997. Under such legislation, each state has the opportunity to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, pursuant to such act, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching. California enacted legislation to "opt in" to the Interstate Banking and Branching Act provisions regarding interstate branching, allowing a state bank chartered in a state other than California to acquire by merger or purchase, at any time after effectiveness of the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 ("IBBA"), a California bank or industrial loan company which is at least five (5) years old and thereby establish one or more California branch offices. However, the IBBA prohibits a state bank chartered in a state other than California from entering California by purchasing a California branch office of a California bank or industrial loan company without purchasing the entire entity or by establishing a de novo California branch office. See the section entitled "Recently Enacted Legislation" for additional information.

      Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies.

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

      Generally, a bank holding company and its subsidiaries are prohibited from engaging in tie-in arrangements in connection with the extension of credit, sale or lease of property or furnishing of services unless the FRB permits an exception to the tying prohibitions pursuant to exemption authority available to it under applicable law. The FRB, however, has adopted a rule, effective September 2, 1994, amending the anti-tying provisions to permit a bank or bank holding company to offer a lower price on a loan, deposit or trust service (traditional bank product), or on securities brokerage services, on the condition that the customer obtain a traditional bank product from an affiliate. Additionally, as of January 23, 1995, a bank holding company, or a nonbank subsidiary, may offer lower prices on any of its products or services on the condition that the customer obtain another product or service from such company or any of its nonbank affiliates, provided that all products offered in the package arrangement are separately available for purchase.

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


Bank Regulation and Supervision

      The Bank is subject to regulation, supervision and regular examination by the California Superintendent of Banks (the "Superintendent") and the Federal Deposit Insurance Corporation (the "FDIC"). The regulations of these agencies affect most aspects of the Bank's business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank's activities and various other requirements. While the Bank is not a member of the FRB, it is also subject to certain regulations of the FRB dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B). Pursuant to AB 3351, which was adopted by the California legislature during 1996, all of the California state regulatory authorities for state-chartered depository institutions will be consolidated under a new state agency, the Department of Financial Institutions ("DFI") effective July 1, 1997. The newly created DFI combines the State Banking Department and the Department of Savings and Loan while regulatory oversight over industrial loan companies and credit unions will be shifted from the Department of Corporations to the DFI. For the most part, the DFI is merely assuming the responsibilities and authorities previously held by the existing regulators.

      The activities of the Bank are also regulated by state law. Under California law, the Bank is subject to various restrictions on, and requirements regarding, its operations and administration including the maintenance of branch offices and automated teller machines, capital and reserve requirements, deposits and borrowings, stockholder rights and duties, and investment and lending activities. Whenever it appears that the contributed capital of a California bank is impaired, the Superintendent shall order the bank to correct such impairment. If a bank is unable to correct the impairment, such bank is required to levy and collect an assessment upon its common shares. If such assessment becomes delinquent, such common shares are to be sold by the bank. During 1996 the Interstate Banking and Branching Cleanup Act was enacted, which revised the Superintendent's assessment methodology for state-chartered banks in order to provide a better basis of comparison to the method used by the Office of the Comptroller of the Currency ("OCC"). Under the new methodology, the average assessment for state banks will be approximately 39% of the OCC's annual charges for national bank supervision.

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

      During 1996, the OCC adopted a regulation to revise and streamline its procedures with respect to corporate activities of national banks, to be effective December 31, 1996. These revised standards allow the OCC to approve, on a case-by-case basis, the entry of bank operating subsidiaries into a business incidental to banking, including activities in which the parent bank is not permitted to engage. Such a standard allows a national bank to conduct an activity approved for a bank holding company through a bank operating subsidiary such as acting as an investment or financial advisor, leasing personal property and providing financial advice to customers. In general, these new standards will be available to well-capitalized or adequately capitalized national banks.


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

      A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock, other types of qualifying preferred stock and minority interests in certain subsidiaries, less most other intangible assets and other adjustments. Net unrealized losses on available-for-sale equity securities with readily determinable fair value must be deducted in determining Tier 1 capital. Additionally as of April 1, 1995, for Tier 1 capital purposes, deferred tax assets that can only be realized if an institution earns sufficient taxable income in the future will be limited to the amount that the institution is expected to realize within one year, or ten percent of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, term preferred stock and other types of preferred stock not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off balance sheet items of 4%.

      In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage capital ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

      The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized depository institutions, as of December 31, 1996 (amounts in thousands except percentage amounts).

Company:                                                    For Capital
                                        Actual            Adequacy Purposes
                                  ------------------      -----------------
                                                          Minimum     Minimum
                                    Amount    Ratio        Amount      Ratio
Total capital
    (to risk weighted assets)     $ 24,438    13.29%     $14,707        8.0%
Tier I capital
    (to risk weighted assets)     $ 23,184    12.58%     $ 7,353        4.0%
Tier I capital
    (to average assets)           $ 23,184     8.98%     $10,275        4.0%

Bank:                                                                                            To Be Well
                                                                                              Capitalized Under
                                                                 For Capital                  Prompt Corrective
                                     Actual                    Adequacy Purposes              Action Provisions
                                --------------------     -------------------------        -----------------------
                                                         Minimum          Minimum         Minimum      Minimum
                                 Amount       Ratio       Amount            Ratio          Amount       Ratio
 Total capital
    (to risk weighted assets)   $ 23,234    12.72%      $ 14,610           8.0%          $ 18,263       10.0%
 Tier I capital
   (to risk weighted assets)    $ 21,980    12.04%      $  7,305           4.0%          $ 10,958        6.0%
 Tier I capital
   (to average assets)          $ 21,980     8.56%      $  9,847           4.0%          $ 12,309        5.0%


      Banking agencies have recently adopted final regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. Banking agencies also have recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluation of a bank's capital adequacy. This final rule does not codify a measurement framework for assessing the level of a bank's interest rate risk exposure. The information and exposure estimates collected through a new proposed supervisory measurement process, described in the banking agencies' joint policy statement on interest rate risk, would be one quantitative factor used to determine the adequacy of an individual bank's capital for interest rate risk. The focus of that proposed process is on a bank's economic value exposure. Other quantitative factors include the bank's historical financial performance and its earnings exposure to interest rate movements. Examiners also will consider qualitative factors, including the adequacy of the bank's internal interest rate risk management. The banking agencies intend for this case-by-case approach for assessing a bank's capital adequacy for interest rate risk to be a transitional arrangement.

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

      "Well capitalized"
      ------------------
      Total risk-based capital of 10%;
      Tier 1 risk-based capital of 6%; and
      Leverage ratio of 5%.

      "Adequately capitalized"
      ------------------------
      Total risk-based capital of 8%;
      Tier 1 risk-based capital of 4%; and
      Leverage ratio of 4%.

      "Undercapitalized"
      ------------------
      Total risk-based capital less than 8%; Tier 1 risk-based capital less than 4%; or
      Leverage ratio less than 4%.

      "Significantly  undercapitalized"
      ---------------------------------
      Total risk-based capital less than 6%;
      Tier 1 risk-based capital less than 3%;
      or
      Leverage ratio less than 3%.

     "Critically undercapitalized"
     -----------------------------
     Tangible equity to total assets less
     than 2%.

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

      In addition to the statutory limitations, FDICIA originally required the federal banking agencies to prescribe, by regulation, standards for all insured depository institutions for such things as classified loans and asset growth. In 1994 FDICIA was amended to (a) authorize the agencies to establish safety and soundness standards by regulation or by guideline for all insured depository institutions; (b) give the agencies greater flexibility in prescribing asset quality and earnings standards and (c) eliminate the requirement that such standards apply to depository institution holding companies.

      In December 1992, the Federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

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


 Premiums for Deposit Insurance and Assessments for Examinations

      FDICIA established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC also administers the Savings Association Insurance Fund ("SAIF"), which insures deposits in thrift institutions. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of premiums will be.

      As required by FDICIA, the FDIC adopted a transitional risk-based assessment system for deposit insurance premiums which became effective January 1, 1993. On November 14, 1995 the Board of Directors of the FDIC adopted a resolution to reduce to a range of 0 to 27 basis points the assessment rates applicable to deposits assessable by the BIF for the semiannual assessment period beginning January 1, 1996. The new assessment schedule would retain the risk based characteristics of the current system. On November 26, 1996 the FDIC decided to continue in effect the current BIF assessment rate schedule.

      The FDIC may make limited adjustments to the above rate schedule not to exceed an increase or decrease of 5 basis points without public notice and comment rulemaking. The amount of an adjustment adopted by the Board is to be determined by the following considerations: (a) the amount of assessment revenue necessary to maintain the reserve ratio at the designated reserve ratio and (b) the assessment schedule that would generate such amount of assessment revenue considering the risk profile of BIF members. In determining the relevant amount of assessment revenue, the Board is to consider BIF's expected operating expenses, case resolution expenditures and income, the effect of assessments on BIF members' earnings and capital, and any other factors the Board may deem appropriate.

      In 1996 Congress enacted the Deposit Insurance Funds Act ("Funds Act") in order to raise the level of SAIF reserves, and to reduce the possibility that bonds issued by the Financing Corporation ("FICO") would go into default. The FICO was a special purpose government corporation that issued $8.2 billion in bonds to recapitalize the Federal Savings and Loan Insurance Corporation. Interest on the FICO bonds was paid from the proceeds of assessment made on the deposits of SAIF members. Because of the almost $800 million needed to pay for the annual interest on the FICO bonds, the payments of SAIF members were not increasing the SAIF reserve to a sufficient level to allow the FDIC to reduce assessment rates (as had been done for BIF deposits), and SAIF members were employing certain strategies to either exit the system or transfer deposits to BIF coverage.

      Pursuant to the Funds Act, the FDIC imposed a special one-time assessment on all institutions that held SAIF assessable deposits as of March 31, 1995 of an estimated 65.7 cents per $100 of SAIF assessable deposits. Certain discounts and exemptions from the assessment were available. For example, BIF-member banks that had acquired SAIF-insured deposits from thrifts were generally entitled to a 20% discount on the special assessment if the bank satisfied certain statutory thresholds (the bank's acquired SAIF deposits, as adjusted, must be less than half of its total domestic deposits). Furthermore, beginning January 1, 1997, all FDIC-insured institutions will be assessed to cover the interest payments due on FICO bonds. For calendar years 1997 through 1999, BIF members will pay one-fifth the rate SAIF members will pay, and beginning in 2000 both types of institutions will pay the same rate. BIF members will be required to pay a FICO assessment of approximately 1.3 basis points for the first semiannual FICO assessment in 1997.

      The Funds Act also authorized the FDIC to rebate assessments paid by BIF members if the BIF has reserves exceeding its designated reserve ratio of 1.25 percent of total estimated insured deposits. The adjusted BIF balance was $25.888 billion on June 30, 1996, a reserve ratio of 1.30 percent. The FDIC has expressed its view that the long-term needs of the BIF are a factor in setting the effective average BIF assessment rate, and that the FDIC is uncertain whether the current favorable conditions represent a long-term trend.


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

      In 1996, new compliance and examination guidelines for the CRA were promulgated by each of the federal banking regulatory agencies, fully replacing the prior rules and regulatory expectations with new ones ostensibly more performance based than before to be fully phased in as of July 1, 1997. The guidelines provide for streamlined examinations of smaller institutions.

Recently Enacted Legislation

      On September 29, 1995 the IBBA became effective. The IBBA implemented the federal Interstate Banking and Branching Act. The main features of this legislation are (a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire an existing 5 year old California bank or industrial loan company by merger or purchase; (b) California state-chartered banks will be empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states and (c) the Superintendent will be authorized to approve an interstate acquisition or merger which would result in a deposit concentration exceeding 30% if the Superintendent finds that the transaction is consistent with public convenience and advantage. The legislation also contains extensive provisions governing intrastate and interstate (a) intra-industry sales, mergers and conversions between banks and between industrial loan companies and (b) inter-industry transactions involving banks, savings associations and industrial loan companies.

      During   1996,   new  federal   legislation   amended  the   Comprehensive
Environmental Response, Compensation, and Liability Act ("CERCLA") and the underground storage tank provisions of the Resource Conversation and Recovery Act ("RCRA") to provide lenders and fiduciaries with greater protections from environmental liability. The definition of "owner or operator" under CERCLA has been amended to exclude a lender who : (i) holds indicia of ownership in a property primarily to protect its security interest, but does not participate in the property's management or (i) forecloses on a property, or, after foreclosure, sells, re-leases (in the case of a lease finance transaction), or liquidates the property, maintains business activities, winds up operations, undertakes a response under CERCLA, or takes measures to preserve, protect or prepare property prior to sale or disposition, so long as the lender did not participate in the property's management prior to sale. In order to preserve these protections, a lender who forecloses on property must seek to sell, re-lease, or otherwise divest itself of the property at the earliest practicable, commercially reasonable time, and on reasonable terms. "Participation in management" is defined as actual participation in the management or operational affairs of the facility, not merely having the capacity to influence or the unexercised right to control operations. Similar changes have been made in RCRA.

      The California legislature adopted a similar bill to provide that, subject to numerous exceptions, a lender acting in the capacity of a lender shall not be liable under any state or local statute, regulation or ordinance, other than the California Hazardous Waste Control Law, to undertake a cleanup, pay damages, penalties or fines, or forfeit property as a result of the release of hazardous materials at or from the property. Under this bill a lender which had not participated in the management of the property prior to foreclosure may take actions similar to those set forth in the CERCLA and RCRA amendments without losing its immunity from liability. To preserve that immunity, after foreclosure, the lender must take commercially reasonable steps to divest itself of the property in a reasonably expeditious manner.

      The Economic Growth and Regulatory Paperwork Reduction Act (the "1996 Act") as part of the Omnibus Appropriations Bill was enacted on September 30, 1996 and includes many banking related provisions. The most important banking provision is the recapitalization of the Savings Association Insurance Fund ("SAIF"). The 1996 Act provides for a one time assessment of approximately 65 basis points per $100 of deposits of SAIF insured deposits including Oakar deposits payable on November 30, 1996. For the years 1997 through 1999 the banking industry will assist in the payment of interest on FICO bonds that were issued to help pay for the clean up of the savings and loan industry. Banks will pay approximately 1.3 cents per $100 of deposits for this special assessment, and afer the year 2000, banks will pay approximately 2.4 cents per $100 of deposits until the FICO bonds mature in 2017. There is a three year moratorium on conversions of SAIF deposits to BIF deposits. The 1996 Act also has certain regulatory relief provisions for the banking industry. Lender liability under the Superfund is eliminated for lenders who foreclose on property that is contaminated provided that the lenders were not involved with the management of the entity that contributed to the contamination. There is a five year sunset provision for the elimination of civil liability under the Trust in Savings Act. The FRB and Department of Housing and Urban Development are to develop a single format for Real Estate Settlement Procedures Act and Trust in Lending Act ("TILA") disclosures. TILA disclosures for adjustable mortgage loans are to be simplified. Significant revisions are made to the Fair Credit Reporting Act ("FCRA") including requiring that entities which provide information to credit bureaus conduct an investigation if a consumer claims the information to be in error. Regulatory agencies may not examine for FCRA compliance unless there is a consumer complaint investigation that reveals a violation or where the agency otherwise finds a violation. In the area of the Equal Credit Opportunity Act, banks that self-test for compliance with fair lending laws will be protected from the results of the test provided that appropriate corrective action is taken when violations are found.

 Pending Legislation

      There are a number of pending legislative proposals to reform the Glass-Steagall Act to allow affiliations between banks and other firms engaged in "financial activities," including insurance companies and securities firms. Glass-Steagall reform will likely be affected by a bank insurance powers case decided during 1996 by the U.S. Supreme Court, which gives national banks greater opportunities to sell traditional insurance products, such as life, automobile, and property and casualty policies. In a similar recent case, the Court upheld an OCC determination that national banks may sell annuities.

      Certain other pending legislative proposals include bills to free withdrawals from individual retirement accounts from penalties for first-time home purchases and other purposes and eliminate most Community Reinvestment Act reporting requirements.

      While the effect of such proposed legislation and regulatory reform on the business of financial institutions cannot be accurately predicted at this time, it seems likely that a significant amount of consolidating in the banking industry will continue to occur throughout the remainder of the decade.

 Accounting Pronouncements

      In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which must be adopted by the Company for transactions occurring after December 31, 1996. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This standard is based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Company has determined that the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

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

      However, smaller independent financial institutions also represent a competitive force. To illustrate the Bank's relative market share, total deposits in banks in Shasta County, California, at June 30, 1996 (more recent data is not yet available) approximated $1,340,638,000. The Bank's deposits at June 30, 1996 represented approximately 13.80% of such figure.

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

      In the past, an independent bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments have offered new investment vehicles which also compete with banks for deposit business. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue.

      The enactment of the Interstate Banking and Branching Act in 1994 as well as the California Interstate Banking and Branching Act of 1995 will likely increase competition within California. Regulatory reform, as well as other changes in federal and California law will also affect competition. While the impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.


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

      In the event that the Bank were held liable as an owner or operator of a toxic property, it could be responsible for the entire cost of environmental damage and cleanup. Such an outcome could have a serious effect on the Company's consolidated financial condition depending upon the amount of liability assessed and the amount of cleanup required.

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

      If the investigation reveals and if certain warning signs are discovered, but it cannot be easily ascertained, that an actual environmental hazard exists, the Bank may require that the owner/buyer of the property, at his/her expense, have an Environmental Inspection performed by an insured, bonded environmental engineering firm acceptable to the Bank.


Certain Additional Business Risks

      The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

      Shares of Company Common Stock eligible for future sale could have a dilutive effect on the market for Company Common Stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 20,000,000 shares of common stock, of which approximately 1,823,688 were outstanding December 31, 1996. Pursuant to its stock option plans, at December 31, 1996, the Company had outstanding options to purchase 37,888 shares of Company Common Stock. As of December 31, 1996, 115,000 shares of Company Common Stock remained available for grants under the Company's stock option plans. Sales of substantial amounts of Company Common Stock in the public market could adversely affect the market price of Common Stock.

      A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 1996, real estate served as the principal source of collateral with respect to approximately 55.2% of the Company's loan portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available-for-sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value for Company Common Stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

      The Company is subject to certain operations risks, including, but not limited to, data processing system failures and errors and customer or employee fraud. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Company's internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company's business, financial condition or results of operations.


ITEM 2.  DESCRIPTION OF PROPERTY

      The Company's principal executive office is located at 880 E. Cypress Avenue, Redding, Shasta County, California. The office, which occupies approximately 2,100 square feet of space, is located within the Enterprise Office of its subsidiary, North Valley Bank.

      The Bank owns the land and building on which its headquarters office is located at 880 E. Cypress Avenue, Redding, California, as well as the land and buildings on which the Hayfork, Anderson, Weaverville, Redding and Country Club (Bechelli Lane) branches are located. On February 2, 1990, the Bank completed construction on a 6,000 square foot building adjacent to the 880 E. Cypress location. Such building and land, owned by the Bank and located at 836 E. Cypress Avenue, currently houses Bank Processing, Inc., and the Bank's Customer Service centers. Construction costs were approximately $376,000. During the year ended December 31, 1995, the Bank purchased, in the ordinary course of business, the Hayfork facility for $134,000 which the Bank previously leased from a former board member. The Shasta Dam (Central Valley), Palo Cedro and Westwood Village branches as well as the warehouse facilities for the Bank located at 1401 Gold Street, Redding, California, are located in leased facilities or on leased land with various lease expiration dates through August 14, 2005.

      During the year ended December 31, 1996, the Company spent $75,400 for rental of the Shasta Dam, Westwood Village, Palo Cedro offices, and the warehouse of the Bank. Net occupancy expenses for all facilities for the year ended December 31, 1996, were $456,000. In the opinion of management, the properties are adequately covered by insurance.

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

                          Bid Price of
                          Common Stock         Approximate       Cash
                          ------------           Trading      Dividends
Quarter Ended:            Low      High           Volume       Declared
--------------            ---      ----           ------       --------
March 31, 1995           14.25     15.75          77,895         ---
June 30, 1995            15.00     16.50          12,906         .25
September  30, 1995      16.00     17.25           5,122         ---
December 31, 1995        19.00     19.50          44,051         .27

March 31, 1996           19.25     24.00          51,966         ---
June 30, 1996            22.25     25.00          65,173         .35
September 30, 1996       20.75     22.75          66,518         ---
December 31, 1996        21.00     23.00          66,407         .35

-----------------------------------

      The above information was provided by Hoefer & Arnett, Inc., Sutro & Co. and the Company, based upon trades of which management was aware, and does not include purchases of stock pursuant to the exercise of employee stock options or other private transactions.

The Company had approximately 917 shareholders of record as of February 28, 1997.

      See "Supervision and Regulation - - Restrictions on Dividends and Other Distributions" and "Bank Regulation and Supervision" in Item 1, Description of Business, for information related to shareholder and dividend matters including information on limitations on dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

      North Valley Bancorp (the "Company") is a bank holding company for North Valley Bank (the "Bank"), a state-nonmember bank. The Company's consolidated net income, assets, and equity are derived primarily from its investment in the Bank. The Bank operates out of its main office located at 880 E. Cypress Avenue, Redding, California 96002 with six additional branches located in Shasta County and two branches in Trinity County. The Bank's consumer financial services include residential real estate loans, retail deposit services, mutual fund products and consumer finance. Financial services for businesses include commercial loans, Small Business Administration (SBA) loans, and deposit services.

      The following discussion should be read in connection with the consolidated Financial Statements and notes there to included elsewhere herein which are incorporated by reference herein and the statistical information contained in Item 1 herein.

      Certain statements in this Annual Report on Form 10-KSB include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Shasta County; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. See also "Certain Additional Business Risks" on pages 28 through 29 herein and other risk factors discussed elsewhere in this Report.


Earnings Summary

      For the year ended December 31, 1996, the Company reported net income of $4,107,000 as compared to $4,083,000 in 1995. Net income per share was $2.20 for 1996 and 1995 (adjusted in 1995 to give effect to the three-for-two stock split effected in the form of a 50% stock dividend). Net income increased slightly primarily due to the increase in net interest income and a lower effective tax rate. The increase in net interest income was offset by an increase in the provision for loan loss and an increase in expenses. The return on average assets and average shareholders' equity were 1.66% and 18.09% in 1996, compared with 1.79% and 20.44% in 1995.


Net Interest Income

      Net interest income is the principal source of the Company's operating earnings. It represents the difference between interest earned on loans and other investments and interest paid on deposits. The amount of interest income and expense is affected by changes in volume and mix of earning assets and interest-bearing deposits, along with changes in interest rates.

      Net interest income has been adjusted to a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning assets. Net interest income
(FTE) was  $11,655,000 in 1996, as compared to $11,033,000 in 1995. The increase in net interest income for 1996 resulted primarily from the increase in loans.

      Average loans increased to $157,644,000 in 1996, or 14.56% over 1995, offset by a 3.98% decrease in average investments which served as an additional source to fund loan growth. Total interest income (FTE) increased to $19,732,000 in 1996 compared to $18,592,000 in 1995, or a 6.13% increase.

      Average  interest-bearing  deposits  in  1996  totaled  $194,360,000,   as
compared to $180,988,000 in 1995, or a 7.39% increase. Total interest expense increased to $8,077,000 as compared to $7,559,000 in 1995.

      Net interest margin (determined by dividing net interest income by total average interest-earning assets) was 5.11% for 1996, as compared to 5.23% at year end 1995. The slight decrease in 1996 in the net interest margin was attributed to the increases in loans and deposits, offset by a decrease in the net spread (the difference between rates earned on interest earning assets and rates paid on deposits), affected primarily by a stable to declining interest rate environment in 1996. Average earning assets yielded 8.65% in 1996 compared to 8.81% in 1995. The cost of funding these earning assets did not decline to the same extent during 1996 as the yield on earning assets. Rates paid declined to 4.16% as compared to 4.18% in 1995. The interest spread was 4.49% in 1996 compared to 4.63% in 1995.


Non-Interest Income

      Other non-interest income, which includes income derived from service charges on deposit accounts, loan servicing fees, other fees and charges, and gain (loss) on sale of securities, declined slightly to $2,581,000 in 1996 as compared to $2,630,000 in 1995, a $49,000 (1.86%) decrease.

      A summary of non-interest income for the past three years is presented below:

Non-Interest Income
  (in thousands)                                 1996         1995         1994
                                                 ----         ----         ----
Service charges on deposit accounts             $1,342       $1,342       $1,245
Other fees and charges                             520          546          523
Gain on sale of loans                              160          160          164
Gain on sale of available for sale securitie   s    31           31           11
Gain (loss) on sale of trading securities           (7)          11
Other                                              535          540          534
                                                ------       ------       ------
  Total Non-interest income                     $2,581       $2,630       $2,477
                                                ======       ======       ======

Non-Interest Expense

      Non-interest expense totaled $6,786,000 for 1996 compared to $6,412,000 in 1995. Salaries and employee benefits increased in 1996 to $3,934,000 compared to $3,679,000 in 1995, primarily due to normal salary increases, employer taxes, net pension cost for the supplemental retirement plans for directors and key executives, and the opening of a new branch in Palo Cedro in late 1995.

      Occupancy and equipment expenses increased as a result of the opening of the Palo Cedro branch.

      FDIC and California State Banking assessments decreased to $23,000 in 1996 compared to $249,000 in 1995. The FDIC determined that the Bank Insurance Fund
(BIF) was fully recapitalized at the end of May 1995. As a result, on August 8, 1995 the FDIC reduced the assessment rates for well capitalized institutions to $.04 per $100 in domestic deposits from $.23, effective June 1, 1995. The Company paid $.23 per $100 in deposits for the first five months of 1995 and $.04 per $100 for the remaining seven months as compared to paying $.23 per $100 in deposits for the full year in 1994, resulting in a $181,000 decrease in FDIC premiums for 1995. For the twelve month assessment period beginning January 1, 1996, the FDIC reduced the assessment rate to $.00 per $100 in domestic deposits.

      The Company's efficiency ratio (derived by dividing total non-interest expenses by net interest income exclusive of provision for loan losses and non-interest income) was 51.6% in 1996 compared to 51.1% in 1995. The efficiency ratio is a measurement as to how efficiently the Company allocates its resources.

      A summary of non-interest expense for the past three years is presented below:

Non-Interest Expense
   (in thousands)                       1996           1995           1994
                                        ----           ----           ----
Salaries & employee benefits           $3,934         $3,679         $3,523
Occupancy expense                         456            422            406
Furniture & equipment expense             497            451            424
Professional services                     136            151            142
Data processing expenses                  260            249            229
Printing & supplies                       222            216            195
Postage                                   175            160            144
FDIC & State banking assessments           23            249            430
Messenger                                 136            128            124
ATM expense                               134            134            128
Other                                     813            573            659
                                       ------         ------         ------
     Total Non-interest expense        $6,786         $6,412         $6,404
                                       ======         ======         ======

Income Taxes

      In 1996 and 1995, the Company recorded a tax provision of $1,532,000 and $1,670,000, respectively. The effective income tax rate for state and federal income tax decreased to 27.2% in 1996, compared to 29% in 1995. The decrease in the effective income tax rate in 1996 from 1995 is mainly due to the impact of an increase in tax-exempt interest income. Income taxes are based on income reported in the consolidated financial statements using the effective tax rate.


Impaired, Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned

      The Company accounts for impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118. Under SFAS 114 loans are considered impaired when it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. For further discussion of SFAS 114, refer to Note 5 of the Financial Statements.

      Nonaccrual loans consist of loans on which the accrual of interest has been discontinued and other loans where management believes that borrowers' financial condition is such that the collection of principal or interest is doubtful, or when a loan becomes contractually past due by 90 days or more with respect to interest or principal (except that when management believes a loan is well secured and in the process of collection, interest accruals are continued on loans deemed by management to be fully collectible). Loans are charged off when management determines that collection has become unlikely. Other real estate owned consists of real property acquired through foreclosure on the related collateral underlying defaulted loans.

      The amount of non accrual loans increased during 1996 to $1,190,000 as compared to $282,000 in 1995.

      A summary of non-performing assets for the past three years is presented below:

Non-Performing Assets (in thousands)       1996       1995      1994
                                           ----       ----      ----
Nonaccrual loans                          $1,190      $282      $421
Accruing loans past due 90 days
  or more                                     14        15        22
Restructured loans                            --        --        --
Other real estate owned                       69        87        --
                                          ------      ----      ----
     Total                                $1,273      $384      $443
                                          ======      ====      ====

Allowance for Loan Losses

      Management's assessment of the adequacy of the allowance for loan loss and the level of the related provision for possible loan losses is based on its evaluation of current economic conditions, borrower's financial condition, loan impairment, continuing evaluation of the performing loan portfolio, continual evaluation of problem loans identified as having a higher degree of risk, off balance sheet risks, assessments by regulators and other third parties, and any other factors identified by management which may have an effect on the quality of the portfolio. At December 31, 1996, based on known information, management believed that the allowance for loan losses was adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and commitments to extend credit as of such date.

      As of December 31, 1996, the allowance for possible loan losses was $1,254,000 as compared to the December 31, 1995 amount of $1,325,000. When a loan is deemed uncollectible by management it is charged against the allowance for loan losses. Any recoveries on previously charged off loans are credited back to the allowance. Net charge-offs were $791,000, $194,000, and $162,000 in 1996, 1995, and 1994, respectively. Additions to the allowance for loan losses are charged against income. A provision for loan losses of $720,000, $375,000 and $240,000 was charged to income in 1996, 1995, and 1994, respectively.

      The allowance for possible loan losses is a general reserve available against the total loan portfolio and off balance sheet credit exposure. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses. Such agencies may require the company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.

      There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for possible loan losses in future periods.

Liquidity and Interest Rate Sensitivity

      Management's primary objective is to maximize shareholders' value while maintaining adequate liquidity and managing interest rate risk. Liquidity is the ability to provide funds to support asset growth and satisfy cash flow requirements created by fluctuations in deposits and to meet borrowers' credit needs. Effective liquidity management insures that sufficient funds are available to satisfy demands from depositors, borrowers and other commitments on a timely basis. Collection of principal and interest on loans, the liquidations and maturities of investment securities, deposits with other banks, deposit inflow and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds in the amount of $6,000,000 as of December 31, 1996, were available to provide liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") System providing an additional line of credit of $4,663,000 secured by first deeds of trust on eligible 1-4 unit residential loans. The Company had not borrowed from FHLB as of December 31, 1996.

      The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $77,727,000 and $76,369,000 (or 30.26% and 32.49% of total assets) at December 31, 1996 and
1995, respectively. Total liquid assets for 1996 and 1995 include investment securities of $39,997,000 and $35,217,000, respectively, classified as held to maturity based on the Company's intent to hold such securities to maturity.

      Core deposits, defined as demand deposits, NOW, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $209,320,000 and $193,731,000 at year end 1996 and 1995, respectively.

      In assessing liquidity, historical information such as seasonal loan demand, local economic cycles and the economy in general are considered along with current ratios, management goals and unique characteristics of the Bank. Management believes the Company is in compliance with its policies relating to liquidity.

      There are no definitive commitments for capital expenditures in 1997 or beyond.

      Parent company liquidity is maintained by cash flows stemming from dividends and the exercise of stock options issued to the Bank's employees and directors. The amount of dividends from the Bank is subject to certain regulatory restrictions as discussed in Note 15 of the Notes to the Consolidated Financial Statements and elsewhere within this Report. Subject to said restrictions, at December 31, 1996, up to $11.4 million could have been paid to the parent Company by the Bank without regulatory approval. The parent company financial statements are presented in Note 17 of the Notes to Consolidated Financial Statements.

      Asset and liability management focuses on interest rate risk due to asset and liability cash flows and market interest rate movement. The primary objective of managing interest rate risk is to ensure that both assets and liabilities react to changes in interest rates to minimize the effects of interest rate movements on net interest income. An asset and liability management simulation model is used to quantify the exposure and impact of changing interest rates on earnings. The model projects changes by analyzing the mix and repricing characteristics of interest rate sensitive assets and liabilities using multipliers (how interest rates change when the Fed Funds rate changes by 1%) and lags (time it takes for rates to change after the Fed Funds rate changes). The model simulates the effects on net interest income when the Fed Funds rate experiences a 1% increase or decrease compared to current levels.


      The following table shows the interest sensitive assets and liabilities gap, which is the measure of interest sensitive assets over interest-bearing liabilities, for each individual repricing period on a cumulative basis:


December 31, 1996                Within 3      3 months       1-5          5+
(in thousands)                    months      to 1 Year      Years        Years         TOTAL
                                 --------     ---------      -----        -----         -----
EARNING ASSETS:
  Held to maturity securities    $     0      $    396      $13,112      $26,489      $ 39,997
  Available for sale
    securities                         0           260        2,577        6,386         9,223
  Fed Funds Sold                  18,100             0            0            0        18,100
  FHLB                                 0             0          734            0           734
  Loans                           49,678        18,869       52,168       48,183       168,898
                                 -------       -------      -------      -------      --------
    Total earning assets         $67,778      $ 19,525      $68,591      $81,058      $236,952
                                 =======       =======      =======      =======      ========

INTEREST BEARING LIABILITIES:
  Interest bearing demand
    deposits                     $     0      $ 40,233      $     0      $     0      $ 40,233
  Savings deposits                     0        46,640            0            0        46,640

  Time deposits                   43,689        63,750        6,602            0       114,041
                                 -------       -------      -------      -------      --------
    Total interest bearing
      liabilities                $43,689      $150,623      $ 6,602      $     0      $200,914
                                 =======       =======      =======      =======      ========


INTEREST SENSITIVITY GAP         $24,089     $(131,098)    $ 61,989      $81,058
CUMULATIVE INTEREST
  RATE SENSITIVITY GAP           $24,089     $(107,009)    $(45,020)     $36,038



      At December 31, 1996, the gap table indicates the Company as liability sensitive in the twelve month period. The interest rate sensitivity gap is defined as the difference between amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that time period. The year end Gap report is based on the contractual interest repricing date. The gap method does not consider the impact of different multipliers (how interest rates change when the Fed Funds rate changes by 1%) and lags (time it takes for rates to change after the Fed Funds rate changes). The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates and future impact of new business strategies. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company. The Company's model analyzes the impact on earnings of future rate changes by including factors for lags and multipliers for key bank rates. Both methods of measuring interest rate sensitivity do not take into account actions taken by management to modify the effect to net interest income if interest rates were to rise or fall.

      Even though the Company had a negative gap in the twelve month period as of December 31, 1996, the asset liability simulation model showed the Bank was slightly asset sensitive in 1996. This means that when interest rates decline, yields on earning assets would be expected to decline faster than rates paid for deposits, causing the net interest margin to decrease. Due to a slightly declining interest rate environment in 1996, the Bank's asset sensitive posture had a slightly negative impact on net interest margins as predicted by the asset liability simulation model. In a rising rate environment the opposite impact would be expected; i.e., the net interest margin should improve.


Financial Condition

      Total assets at December 31, 1996, were $256,877,000, representing an increase of 9.3% over December 31, 1995 assets of $235,072,000. Increased deposits were used to fund a 8.11% increase in average earning assets in 1996.

      Investment securities and federal funds sold totaled $67,320,000 at December 31, 1996, compared to $64,501,000 at December 31, 1995. The Company is a member of Federal Home Loan Bank of San Francisco and holds $734,000 in FHLB stock. Additional information regarding investment securities held by the Company at year end 1996 are set forth in Note 3 of "Notes to Consolidated Financial Statements".

      During 1996, net loans increased 12.97% to $166,983,000  from $147,808,000 for the same period in 1995. Loans are the Company's major component of earning assets. The Bank's average loan to deposit ratio was 71.10% and 66.86% in 1996 and 1995, respectively. Additional information regarding loans is shown in Note 4 of the "Notes to Consolidated Financial Statements".

      Funding for increased loan activity came from increases in deposits. Total deposits increased $18,153,000 in 1996 to $229,228,000, as compared to $211,075,000 in 1995 for the same period. The majority of the increase was in interest-bearing instruments.

      The Company maintains capital to support capital needs, future growth and dividend payouts while maintaining the confidence of depositors and investors by increasing shareholders' value. The Company has provided the majority of its capital requirements through the retention of earnings.

      Shareholders' equity increased to $23,900,000 as of December 31, 1996, as compared to $20,973,000 for year end 1995. This increase was primarily attributable to retention of earnings, offset by $1,286,000 in dividends to shareholders and the repurchase of stock totaling $500,000.

      The Company's and the Bank's regulatory capital ratios continue to be strong and remain above regulatory minimums. The Company's total risk based capital ratio at December 31, 1996 was 13.29% and its Tier 1 Risk Based Capital
(RBC) ratio was 12.58%, exceeding the minimum guidelines of 8% and 4%. The ratios at December 31, 1995 were 13.57% and 12.76%, respectively.

      The Company's leverage ratios were 8.98% and 8.87% at December 31, 1996 and 1995, exceeding the minimum guidelines of 4%.

      Under current regulations adopted by federal regulatory agencies, a "well-capitalized" institution must have a Tier 1 RBC ratio of at least 6%, a total capital ratio of at least 10% and leverage ratio of at least 5% and not be subject to a capital directive order. The Bank had a Tier 1 RBC ratio of 12.04%, and total capital ratio of 12.72% and a leverage ratio of 8.56% at December 31, 1996, compared with 12.05%, 12.83% and 8.35% at December 31, 1995, respectively.

      The most recent notification from the Federal Deposit Insurance Corporation for the Bank as of December 31, 1996 and 1995, categorized the Bank as well capitalized under the regulatory framework for prompt correction action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Impact of Inflation

      Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetary items. The relatively low proportion of the Bank's fixed assets (approximately 1.5% at December 31, 1996) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The information concerning directors and executive officers required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission (the "Commission") entitled "Election of Directors" (not including the share information included in the beneficial ownership table nor the footnotes thereto nor the subsection entitled "Committees of the Board of Directors") and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

      The  following  table  sets  forth  certain  information   concerning  the
executive officers of the Company.

Name                 Age            Position(s)                Since
----                 ---            -----------                -----

Donald V. Carter      57      Director, President and           1986
                              Chief Executive Officer

James F. Cowee, Jr.   60      Executive Vice President and      1986
                              Chief Financial Officer

Fred A. Drake         58      Senior Vice President and         1986
                              Cashier

Robert G. Jones       48      Senior Vice President and         1986
                              Loan Administrator

ITEM 10.  EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company to be filed with the Commission entitled "Executive Compensation."



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this item is incorporated by reference from sections of the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled "Election of Directors" - "Security Ownership of Certain Beneficial Owners and Management", as to share information in the table of beneficial ownership and footnotes thereto.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission, entitled "Certain Relationships and Related Transactions".


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      A)  Exhibits

          See Index to Exhibits at page 65 of this Annual Report on Form 10-KSB, which is incorporated herein by reference.


      (B) Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the last quarter of 1996.

         NORTH VALLEY BANCORP AND SUBSIDIARIES

         Consolidated Financial Statements as of December 31, 1996 and 1995 and for each of the Three Years in the Period Ended December 31, 1996 and Independent Auditors' Report

Deloitte &                  Suite 2000                 Telephone: (916) 498-7100
 Touche LLP                 400 Capitol Mall           Facsimile: (916) 444-7963
                            Sacramento, California 95814-4424
LOGO GOES HERE

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
North Valley Bancorp
Redding, California

We have audited the accompanying consolidated balance sheets of North Valley Bancorp and subsidiaries (Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


January 30, 1997


Deloitte Touche

NORTH  VALLEY  BANCORP  AND  SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995 (In thousands except share amounts)
-------------------------------------------------------------------------------------------------------------------


ASSETS                                                                                   1996             1995
Cash and due from banks                                                               $  10,407        $  11,868
Federal funds sold                                                                       18,100           16,600
                                                                                      ---------        ---------
Total cash and cash equivalents                                                          28,507           28,468

Securities:
   Available for sale, at market                                                          9,223           12,684
   Held to maturity, at amortized cost (market value of $41,871
      and $37,057 at December 31, 1996 and 1995, respectively)                           39,997           35,217
Loans receivable, net of allowance for loan losses and
   deferred loan fees                                                                   166,983          147,808
Premises and equipment, net of accumulated depreciation
   and amortization                                                                       3,768            3,805
Other real estate owned                                                                      69               87
FHLB stock                                                                                  734              662
Accrued interest receivable                                                               1,765            1,715
Other assets                                                                              5,831            4,626
                                                                                      ---------        ---------

TOTAL  ASSETS                                                                         $ 256,877        $ 235,072
                                                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Noninterest-bearing demand deposits                                                $  28,314        $  25,006
   Interest-bearing:
      Savings                                                                            46,640           41,882
      Time certificates                                                                 114,041          107,575
      NOW accounts                                                                       40,233           36,612
                                                                                      ---------        ---------
Total deposits                                                                          229,228          211,075
Accrued interest and other liabilities                                                    3,749            3,024
                                                                                      ---------        ---------
Total liabilities                                                                       232,977          214,099
                                                                                      ---------        ---------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value:  authorized, 20,000,000 shares;
   none outstanding
Common stock, no par value:  authorized 20,000,000 shares;
   outstanding, 1,823,688 and 1,841,048 at December 31, 1996
   and 1995, respectively                                                                 9,896            9,766
Retained earnings                                                                        13,703           11,086
Unrealized gain on securities available for sale (net of tax effect)                        301              121
                                                                                      ---------        ---------
Total stockholders' equity                                                               23,900           20,973
                                                                                      ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 256,877        $ 235,072
                                                                                      =========        =========

See notes to consolidated financial statements.

NORTH  VALLEY  BANCORP  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996,  1995 AND 1994
(In thousands except share and per share amounts)
-------------------------------------------------------------------------------------------------------------------

                                                                              1996            1995          1994
INTEREST INCOME:
   Loans including fees                                                     $ 14,517        $ 13,230      $ 10,347
   Securities:
     Taxable                                                                     747           1,012         1,290
     Exempt from federal taxes                                                 2,387           2,187         1,889
   Interest on federal funds sold                                                990           1,040           652
                                                                            --------        --------      --------
Total interest income                                                         18,641          17,469        14,178

INTEREST EXPENSE - DEPOSITS                                                    8,077           7,559         5,460
                                                                            --------        --------      --------

NET INTEREST INCOME                                                           10,564           9,910         8,718

PROVISION FOR LOAN LOSSES                                                        720             375           240
                                                                            --------        --------      --------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                             9,844           9,535         8,478
                                                                            --------        --------      --------

NONINTEREST INCOME:
   Service charges on deposit accounts                                         1,342           1,342         1,245
   Other fees and charges                                                        520             546           523
   Gain on sale of loans                                                         160             160           164
   Gain on sale of available for sale securities                                  31              31            11
   Gain (loss) on sale of trading securities                                      (7)             11
   Other                                                                         535             540           534
                                                                            --------        --------      --------
Total noninterest income                                                       2,581           2,630         2,477
                                                                            --------        --------      --------

NONINTEREST EXPENSES:
   Salaries and employee benefits                                              3,934           3,679         3,523
   Occupancy expense                                                             456             422           406
   Furniture and equipment expense                                               497             451           424
   Other                                                                       1,899           1,860         2,051
                                                                            --------        --------      --------
Total noninterest expenses                                                     6,786           6,412         6,404
                                                                            --------        --------      --------

INCOME BEFORE PROVISION FOR INCOME TAXES                                       5,639           5,753         4,551

PROVISION FOR INCOME TAXES                                                     1,532           1,670         1,339
                                                                            --------        --------      --------

NET INCOME                                                                  $  4,107        $  4,083      $  3,212
                                                                            ========        ========      ========

INCOME PER COMMON AND EQUIVALENT SHARE                                         $2.20           $2.20         $1.74
                                                                               =====           =====         =====

WEIGHTED AVERAGE SHARES USED TO
  COMPUTE INCOME PER COMMON SHARE                                          1,866,305       1,859,453     1,849,520
                                                                           =========       =========     =========

See notes to consolidated financial statements.

NORTH  VALLEY  BANCORP  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In thousands except share and per share amounts)
-------------------------------------------------------------------------------------------------------------------

                                                                                         Net Unrealized
                                                                                         Gain (loss) on
                                                                                           Available-
                                                    Common Stock                            For-Sale
                                                    ------------             Retained      Securities
                                                  Shares       Amount        Earnings    (Net of Taxes)    Total

Balances at January 1, 1994                      1,814,817     $  9,607      $  5,983        $ 115       $  15,705

Net income                                                                      3,212                        3,212
Stock options exercised                             15,116           87                                         87
Cash dividend paid on common
   stock ($.35 per share)                                                        (425)                        (425)
Cash dividend declared on common
   stock ($.35 per share)                                                        (427)                        (427)
Net change in unrealized gain/loss
   on available for sale securities                                                           (376)           (376)
Addition to equity - retirement plans                                             150                          150
                                                 ---------     --------      --------        -----       ---------

Balances at December 31, 1994                    1,829,933        9,694         8,493         (261)         17,926

Net income                                                                      4,083                        4,083
Stock options exercised                             11,115           72                                         72
Cash dividend paid on common
   stock ($.37 per share)                                                        (453)                        (453)
Cash in lieu of fractional shares                                                  (7)                          (7)
Cash dividend declared on common
   stock ($.27 per share)                                                        (497)                        (497)
Net change in unrealized gain/loss on
   available for sale securities                                                               382             382
Reduction in equity - retirement plans                                           (533)                        (533)
                                                 ---------     --------      --------        -----       ---------

Balances at December 31, 1995                    1,841,048        9,766        11,086          121          20,973

Net income                                                                      4,107                        4,107
Stock options exercised                              5,440           50                                         50
Tax benefit derived from the exercise
   of stock options                                                  80           (80)
Cash dividend paid on common
   stock ($.35 per share)                                                        (646)                        (646)
Cash dividend declared on common
   stock ($.35 per share)                                                        (640)                        (640)
Net change in unrealized gain on
   available for sale securities                                                               180             180
Addition to equity - retirement plans                                             376                          376
Repurchase of stock                                (22,800)                      (500)                        (500)
                                                 ---------     --------      --------        -----       ---------

Balances at December 31, 1996                    1,823,688     $  9,896      $ 13,703        $ 301       $  23,900
                                                 =========     ========      ========        =====       =========

See notes to consolidated financial statements.

NORTH  VALLEY  BANCORP  AND  SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (In thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                1996          1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $   4,107      $  4,083     $   3,212
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                   406           373           362
   Amortization of premium on securities                                            10            14            10
   Provision for loan losses                                                       720           375           240
   Loss on sale/write down of other real estate owned                               48
   Gain on sale of available for sale securities                                   (31)          (31)          (11)
   Loss (gain) on sale of trading securities                                         7           (11)
   Gain on sales of loans                                                         (160)         (160)         (164)
   Provision for deferred taxes                                                   (327)         (377)          (80)
   Proceeds from sales of trading securities                                     1,970         4,006
   Purchase of trading securities                                               (1,980)       (3,995)
   Effect of changes in:
      Accrued interest receivable                                                  (50)         (218)         (203)
      Other assets                                                                (740)           26          (500)
      Accrued interest and other liabilities                                       755            23           618
                                                                             ---------      --------     ---------
Net cash provided by operating activities                                        4,735         4,108         3,484
                                                                             ---------      --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of FHLB stock                                                             (72)          (53)         (609)
Proceeds from sale of other real estate owned                                      271
Purchases of available for sale securities                                      (2,611)       (4,273)       (5,176)
Proceeds from sales of available for sale securities                                61           118            32
Proceeds from maturities of available for sale securities                        6,304        11,000        22,000
Purchases of held to maturity securities                                        (8,970)       (7,482)      (13,402)
Proceeds from maturities or calls of held to maturity securities                 4,178         8,627         1,245
Proceeds from sales of loans                                                     8,027         3,124         6,726
Net increase in loans                                                          (28,063)      (25,771)      (32,808)
Purchases of premises and equipment                                               (381)         (646)         (207)
                                                                             ---------      --------     ---------
Net cash used in investing activities                                          (21,256)      (15,356)      (22,199)
                                                                             ---------      --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits, NOW accounts, and savings accounts               11,687        (3,851)        1,473
Net increase in time certificates                                                6,466        21,385         8,749
Cash dividends paid                                                             (1,143)         (880)         (848)
Repurchase of company stock                                                       (500)
Cash received for stock options exercised                                           50            72            87
Cash paid in lieu of fractional shares                                                            (7)
                                                                             ---------      --------     ---------
Net cash provided by financing activities                                       16,560        16,719         9,461
                                                                             ---------      --------     ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                 39         5,471        (9,254)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                            28,468        22,997        32,251
                                                                             ---------      --------     ---------

   End of year                                                               $  28,507      $ 28,468     $  22,997
                                                                             =========      ========     =========

ADDITIONAL INFORMATION:
Transfer  of  securities  from held to  maturity  to  available  for sale                     $5,012
Transfer of foreclosed loans from loans receivable to other                                   ======
   real estate owned                                                              $301           $87
                                                                                  ====           ===
Cash Payments:
   Income tax payments                                                          $1,971        $2,110        $1,140
                                                                                ======        ======        ======
   Interest payments                                                            $8,059        $7,468        $5,414
                                                                                ======        ======        ======

See notes to consolidated financial statements.

NORTH  VALLEY  BANCORP  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------


1.       SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations - The Company operates nine branches in Shasta and Trinity Counties in Northern California. The Company's primary source of revenue is through providing loans to customers, who are predominately small and middle market businesses and middle income individuals.

         General - The accounting and reporting policies of North Valley Bancorp and subsidiaries (the Company) conform to generally accepted accounting principles and to prevailing practices within the banking industry. The Company follows the accrual method of accounting.

         Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The more significant accounting and reporting policies are discussed below.

         Consolidation - The consolidated financial statements include North Valley Bancorp and its wholly owned subsidiaries, Bank Processing, Inc., North Valley Trading Company, and North Valley Bank (the Bank) and its wholly owned subsidiary North Valley Basic Securities. All material intercompany accounts and transactions have been eliminated in consolidation.

         Cash and Cash Equivalents - For the purposes of the statements of cash flows, cash and cash equivalents have been defined as cash, demand deposits with correspondent banks, cash items and settlements in transit, and federal funds sold. Generally, federal funds are sold for one-day periods. Cash equivalents have remaining terms to maturity of three months or less from the date of acquisition.

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

         Loans Receivable - Loans are reported at the principal amount outstanding, net of deferred loan fees and the allowance for loan losses. Interest on loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding.

         Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

         Deferred Loan Fees - Loan fees and certain related direct costs to originate loans are deferred and amortized to income by a method that approximates a level yield over the contractual life of the underlying loans.

         Allowance for Loan Losses - The Company accounts for impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of Loan
         - Income Recognition and Disclosures. Under these standards, a loan is considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

         The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current and anticipated economic conditions that may affect the borrowers' ability to repay the obligation. Actual results could differ from those estimates.

         Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation, which is computed principally on the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the respective leases.

         Other Real Estate Owned - Real estate acquired through, or in lieu of, loan foreclosures are expected to be sold and are recorded at the date of foreclosure at the lower of the recorded investment in the property or its fair value less estimated costs to sell (fair value) establishing a new cost basis through a charge to allowance for loan losses, if necessary. After foreclosure, valuations are periodically performed by management with any subsequent write-downs recorded as a valuation allowance and charged against operating expenses. Operating expenses of such properties, net of related income are included in other expenses and gains and losses on their disposition are included in other income and other expenses.

         Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 applies an asset and liability method in accounting for deferred income taxes. Deferred tax assets and liabilities are calculated by applying applicable tax laws to the differences between the financial statement basis and the tax basis of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

         Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees.

         Net Income Per Common and Equivalent Share - Net income per common and equivalent share is calculated by dividing net income by the weighted average number of common and common equivalent (stock options) shares outstanding during the period.

         Common Stock Split - On September 18, 1995, the Company's Board of Directors authorized a three for two stock split effected in the form of a 50% stock dividend distributed on November 1, 1995 to stockholders of record as of October 2, 1995. This resulted in the issuance of 612,945 additional shares of common stock. All share and per share amounts have been restated to reflect this stock split.

         Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which must be adopted by the Company for transactions occurring after December 31, 1996. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This standard is based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Company has determined that the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

         Reclassification   -  Certain  amounts  in  1995  and  1994  have  been
         reclassified to conform with the 1996 financial statement presentation.

2.       RESTRICTED CASH BALANCES

         The Bank is subject to regulation by the Federal Reserve Board. The regulations required the Bank to maintain average cash reserve balances on hand or at the Federal Reserve Bank of $2,462,000 and $1,872,000 at December 31, 1996 and 1995. As compensation for check-clearing services, additional compensating balances of $1,000,000 are required to be maintained with the Federal Reserve Bank.

3.       SECURITIES

         At December 31, the amortized cost of securities and their approximate fair value were as follows (in thousands):

                                                                                                        Carrying
                                                                        Gross            Gross           Amount
                                                    Amortized        Unrealized       Unrealized      (Approximate
         Available for sale Securities:               Cost              Gains           Losses         Fair Value)

         December 31, 1996:
         Securities of U.S. government
            agencies and corporations               $  3,998                            $   44          $  3,954
         Obligation of states and political
            subdivisions                               4,140           $ 113                               4,253
         Other debt securities                           655             361                               1,016
                                                    --------           -----            ------          --------

                                                    $  8,793           $ 474            $   44          $  9,223
                                                    ========           =====            ======          ========

         December 31, 1995:
         U.S. Treasury securities                  $   2,000                            $   2           $  1,998
         Securities of U.S. government
            agencies and corporations                  5,000           $   6               39              4,967
         Obligations of states and
           political subdivisions                      5,013              94               20              5,087
         Other debt securities                           499             133                                 632
                                                   ---------           -----            -----           --------

                                                   $  12,512           $ 233            $  61           $ 12,684
                                                   =========           =====            =====           ========


                                                    Carrying           Gross             Gross         Approximate
                                                     Amount         Unrealized        Unrealized          Fair
         Held to maturity Securities:           (Amortized Cost)       Gains            Losses            Value

         December 31, 1996:
         U.S. Agencies                              $  4,000                            $  59           $  3,941
         Obligations of states and
           political subdivisions                     35,997         $ 1,940                7             37,930
                                                    --------         -------            -----           --------

         Total                                      $ 39,997         $ 1,940            $  66           $ 41,871
                                                    ========         =======            =====           ========

         December 31, 1995:
         U.S. Agencies                              $  1,598         $     2                            $  1,600
         Obligations of states and
           political subdivisions                     33,619           1,846            $   8             35,457
                                                    --------         -------            -----           --------

         Total                                      $ 35,217         $ 1,848            $   8           $ 37,057
                                                    ========         =======            =====           ========

         Gross realized gains on sales of U.S. government and agency securities categorized as available for sale securities were $31,000 in 1996 and 1995. There were no gross realized losses on sale of available for sales securities in 1996 or 1995.

         In November 1995, the FASB issued additional implementation guidance regarding the previously issued SFAS No. 115. In accordance with this guidance and prior to December 31, 1995, companies were allowed a one-time reassessment of their classification of securities and were required to account for any resulting transfers at fair value. Transfers from the held to maturity category that result from this one-time reassessment will not call into question the intent to hold other securities to maturity in the future. The Company transferred approximately $5,012,000 of securities from held to maturity to available for sale to allow the Company greater flexibility in managing its interest rate risk and liquidity. Available for sale securities were adjusted to fair value and stockholders' equity was increased by $52,276, net of income taxes of $22,191, respectively.

         Scheduled maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost of approximately $655,000 and a carrying value of approximately $1,016,000) at December 31, 1996, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay with or without penalty.

                                      Held to maturity       Available for sale
                                         Securities              Securities
                                         ----------              ----------

                                    Amortized                        Approximate
                                       Cost                           Fair Value
                                    (Carrying   Approximate  Amortized (Carrying
                                      Amount)    Fair Value     Cost     Amount)

         Due in 1 year or less       $   396     $   402     $   260     $   260
         Due after 1 year
           through 5 years            13,112      13,645       2,593       2,577
         Due after 5 years
           through 10 years           14,844      15,611       2,872       2,865
         Due after 10 years           11,645      12,213       2,413       2,505
                                     -------     -------     -------     -------

                                     $39,997     $41,871     $ 8,138     $ 8,207
                                     =======     =======     =======     =======


         At December 31, 1996 and 1995, securities having carrying amounts of approximately $16,379,000 and $17,385,000 were pledged to secure public deposits and short-term borrowings and for other purposes required by law or contract.

4.       LOANS RECEIVABLE

         The Company originates loans for business, consumer and real estate activities. Such loans are concentrated in Shasta and Trinity Counties and neighboring communities. Substantially all loans are collateralized. Generally real estate loans are secured by real property. Commercial and other loans are secured by bank deposits or business or personal assets. The Company's policy for requiring collateral reflects the Company's analysis of the borrower, the borrower's industry and the economic environment in which the loan would be granted. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrower.

         Major classifications of loans at December 31 were as follows (in thousands):

                                                          1996            1995

         Commercial                                    $ 63,944         $ 53,044
         Real estate - construction                       1,135            2,838
         Real estate - mortgage                          46,673           41,967
         Installment                                     43,863           39,034
         Other                                           13,283           12,888
                                                       --------         --------
         Total loans receivable                         168,898          149,771

         Less:
         Allowance for loan losses                        1,254            1,325
         Deferred loan fees                                 661              638
                                                       --------         --------

         Net loans receivable                          $166,983         $147,808
                                                       ========         ========


         At December 31, 1996 and 1995, the Bank serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $90,744,000 and $93,563,000.

         Changes in the allowance for loan losses for the years ended December 31, were as follows (in thousands):

                                              1996          1995         1994

         Balance, beginning of year         $ 1,325       $ 1,144       $ 1,066
         Provision charged to operations        720           375           240
         Loans charged off                     (813)         (281)         (185)
         Recoveries                              22            87            23
                                            -------       -------       -------

         Balance, end of year               $ 1,254       $ 1,325       $ 1,144
                                            =======       =======       =======

5.       IMPAIRED AND NONPERFORMING LOANS

         At December 31, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 was approximately $2,612,000. Of that balance approximately $320,000 has a related valuation allowance of $33,000. The remaining $2,292,000 did not require a valuation allowance. For the year ended December 31, 1996, the average recorded investment in loans for which impairment has been recognized was approximately $2,244,000. During the portion of the year that the loans were impaired the Company recognized interest income of approximately $203,000 for cash payments received.

         At December 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 was approximately $1,715,000. Of that balance approximately $1,078,000 has a related valuation allowance of $254,000. The remaining $637,000 did not require a valuation allowance. For the year ended December 31, 1995, the average recorded investment in loans for which impairment has been recognized was approximately $1,473,000. During the portion of the year that the loans were impaired the Company recognized interest income of approximately $205,000 for cash payments received..

         Nonperforming loans at December 31 were as follows (in thousands):
                                                                1996        1995

         Nonaccrual loans                                      $1,190     $  282
         Loans 90 days past due but still accruing interest        14         15
                                                               ------     ------

         Total nonaccrual and 90 days past due loans           $1,204     $  297
                                                               ======     ======


         If interest on nonaccrual loans had been accrued, such income would have approximated $82,000, in 1996, $37,000 in 1995 and $33,000 in
         1994.  Interest income of $27,000 in 1996,  $8,000 in 1995, and $19,000 in 1994 was recorded when it was received on the nonaccrual loans.

         At December 31, 1996, there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.


6.       PREMISES AND EQUIPMENT

         Major classifications of premises and equipment at December 31 are summarized as follows (in thousands):
                                                            1996            1995

         Land                                             $   904       $   904
         Buildings and improvements                         3,420         3,315
         Furniture, fixtures and equipment                  3,797         3,532
         Leasehold improvements                               178           178
                                                          -------       -------
                                                            8,299         7,929

         Accumulated depreciation and amortization         (4,531)       (4,124)
                                                          -------       -------

                                                          $ 3,768       $ 3,805
                                                          =======       =======

         Building and equipment rental expense was approximately $77,000, $54,400, and $52,000, for the years ended December 31, 1996, 1995 and 1994.

         During the year ended December 31, 1995, the Bank purchased, in the ordinary course of business, a branch facility for $134,000 which the Bank previously leased from a former board member.


7.       OTHER ASSETS

         Major classifications of other assets at December 31 were as follows (in thousands):

                                                               1996         1995

         Cash surrender value of life insurance policies      $3,414      $2,945
         Prepaid expenses                                        479         548
         Deferred taxes                                        1,455       1,123
         Other                                                   483          10
                                                              ------      ------

         Total                                                $5,831      $4,626
                                                              ======      ======


8.       DEPOSITS

         The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $19,908,000 and $17,344,000 at December 31,
         1996 and 1995. Interest expense incurred on such time certificates of deposit was $882,000, $734,000, and $452,000, for the years ended December 31, 1996, 1995 and 1994.


9.       LINES OF CREDIT

         At December 31, 1996, the Bank had the following lines of credit with correspondent banks to purchase federal funds (in thousands):

                    Type                              Amount       Expiration

         Unsecured                                    $6,000       July 31, 1997
         Secured                                      $4,663       Quarterly
         (First deeds of trust on eligible
            1-4 unit residential loans)

10.      INCOME TAXES

         The provision for income taxes for the years ended December 31, was as follows (in thousands):

                                          1996            1995             1994
         Currently payable:
           Federal                      $ 1,212         $ 1,343         $   831
           State                            647             702             588
                                        -------         -------         -------
         Total                            1,859           2,045           1,419
                                        -------         -------         -------

         Deferred (benefit):
           Federal                         (297)           (341)            (21)
           State                            (30)            (34)            (59)
                                        -------         -------         -------
         Total                             (327)           (375)            (80)
                                        -------         -------         -------

         Total                          $ 1,532         $ 1,670         $ 1,339
                                        =======         =======         =======


         The effective federal tax rate for the years ended December 31, differs from the statutory tax rate as follows:

                                                         1996     1995     1994

         Federal income tax at statutory rates           35.0%    35.0%    35.0%
         State income taxes, net of federal
           income tax benefit                             7.4      7.2      7.9
         Tax exempt income                              (14.2)   (12.1)   (13.3)
         Other                                           (1.1)    (1.1)    (0.2)
                                                         ----     ----     ----

         Total                                           27.2%    29.0%    29.4%
                                                         ====     ====     ====

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset at December 31, are as follows (in thousands):

                                                                                 1996          1995         1994
         Deferred tax assets:
           Reserve for loan losses                                            $    310       $   371       $   247
           California franchise tax                                                118           133            51
           Deferred loan fee income                                                297           289           178
           Deferred compensation                                                   447           361           208
           Accrued pension obligation                                              621           415           370
           Mark to market adjustment                                               124            33
           Unrealized loss on securities available for sale                                                    111
                                                                              --------       -------       -------

         Total deferred tax assets                                               1,917         1,602         1,165
                                                                              --------       -------       -------

         Deferred tax liabilities:
           Tax depreciation in excess of book depreciation                        (118)         (134)          (95)
           Mark to market adjustment                                                                           (87)
           Unrealized gain on securities available for sale                       (116)          (51)
           Other                                                                  (297)         (294)          (73)
                                                                              --------       -------       -------

         Total deferred tax liabilities                                           (531)         (479)         (255)
                                                                              --------       -------       -------

         Net deferred tax asset                                               $  1,386       $ 1,123       $   910
                                                                              ========       =======       =======

11.      RETIREMENT AND DEFERRED COMPENSATION PLANS

         Substantially all employees with at least one year of service participate in a Company-sponsored employee stock ownership plan
         (ESOP). The Company made contributions to the ESOP of $60,000 in 1996, 1995 and 1994, respectively. At December 31, 1996, the ESOP owned approximately 108,000 shares of the Company's stock.

         The Company maintains a 401(k) plan covering employees who have completed 1,000 hours of service during a 12-month period and are aged 21 or older. Voluntary employee contributions are partially matched by the Company. The Company made contributions to the Plan for the years ended December 31, 1996, 1995, and 1994 of $21,000, $21,000, and
         $20,000, respectively.

         The Company has a nonqualified executive deferred compensation plan for key executives and directors. Under this plan, participants voluntarily elect to defer a portion of their salary, bonus or fees and the Company is required to credit these deferrals with interest. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies ($1,122,000 and $968,000 at December 31, 1996 and 1995, respectively) to pay the retirement obligations. The Company's deferred compensation obligation of $978,000 and $790,000 as of December 31, 1996 and 1995, respectively, is included in accrued interest and other liabilities.

         The Company has a supplemental retirement plan for directors and a supplemental executive retirement plan covering key executives. These plans are nonqualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies ($2,292,000 and $1,978,000 at December 31, 1996 and 1995, respectively)
         to pay the retirement obligations. The accrued pension obligation of $1,544,000, $1,509,000, and $912,000, as of December 31, 1996, and
         1995, respectively, is included in accrued interest and other liabilities.

         The following table sets forth the plans' status at December 31 (in thousands):

                                                               1996       1995

         Actuarial present value of benefit obligations:
           Vested benefit obligation                         $ 1,508    $ 1,432
                                                             =======    =======

         Accumulated benefit obligation                      $ 1,544    $ 1,432
                                                             =======    =======

         Projected benefit obligation for service
           rendered to date                                  $ 2,190    $ 2,157

         Plan assets at fair value                              --         --
                                                             -------    -------

         Projected benefit obligation in excess of
           plan assets                                        (2,190)    (2,157)

         Unrecognized net losses                                 373        502

         Unrecognized net pension transition
           asset, amortized over 17 years                        231        277

         Adjustment necessary to recognize minimum
            liability                                             42       (131)
                                                             -------    -------

         Accrued pension obligation                          $(1,544)   $(1,509)
                                                             =======    =======


         The net periodic pension cost was determined using a discount rate assumption of 6.48%, 6.26%, and 7.87% for 1996, 1995 and 1994,
         respectively. The rate of increase in compensation used was 6% for 1996, 1995 and 1994.

         The elements of pension costs for the unqualified defined benefit pension plans at December 31 are as follows (in thousands):

                                                       1996    1995  1994

         Cost of benefits earned during the year       $110   $ 84   $101
         Interest on projected benefit obligation        88     79     68
         Net amortization and other deferrals            45     28     41
                                                       ----   ----   ----

         Net pension cost                              $243   $191   $210
                                                       ====   ====   ====

12.      STOCK BASED COMPENSATION

         Under the Company's stock option plan, options are granted to directors of the Bank at no less than 85% of fair market value. Outstanding options to purchase common stock expire in January 2000. Options vest at the rate of 20% per year for each year of future service for options granted in each year. A summary of stock options follows:

                                                          Directors' Plan
                                               ---------------------------------
                                                                    Weighted
                                                                    Average
                                                Options          Exercise Price

         Outstanding, December 31, 1993          46,217           $    5.43
            Granted                              15,000               10.20
            Exercised                           (15,116)               5.83
            Expired or canceled                  (3,329)               7.39
                                                 ------

         Outstanding, December 31, 1994          42,772                6.84
            Granted                              12,000               12.19
            Exercised                           (11,115)               6.79
            Expired or canceled                  (7,413)               8.70
                                                 ------

         Outstanding, December 31, 1995          36,244                8.27
            Granted                               7,000               16.58
            Exercised                            (5,356)               9.49
                                                 ------

         Outstanding December 31, 1996           37,888                9.55
                                                 ======


         Information about stock options outstanding at December 31, 1996 is summarized as follows:

                                                                     Weighted                          Weighted
                                                                      Average                           Average
                                                    Average          Exercise                          Exercise
               Range of                            Remaining         Price of                          Price of
               Exercises            Options       Contractual         Options          Options          Options
                Prices            Outstanding    Life (Years)       Outstanding      Exercisable      Exercisable

              $4.37-$6.70           16,088            3                 $5.45          14,108             $5.29
             $10.20-$12.19          15,600            3                $11.27           5,101            $11.03
                $16.58               6,200            3                $16.58             600            $16.58

         As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. Disclosures of pro-forma net income and earnings per share had the Company adopted the fair value method for grants made in 1995 and 1996 are not presented as the differences are not material.

13.      COMMITMENTS AND CONTINGENCIES

         The Company is involved in a number of legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending actions will not have a material effect on the financial statements.

         The Bank was contingently liable under letters of credit issued on behalf of its customers in the amount of $521,000 and $439,000 at December 31, 1996 and 1995. At December 31, 1996 commercial and consumer lines of credit, and real estate loans of approximately $17,444,000 and $614,000, respectively, were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Bank's involvement in these instruments and do not necessarily represent the actual amount subject to credit loss.


14.      RELATED PARTY TRANSACTIONS

         At December 31, 1996 and 1995, certain officers and directors and their associates were indebted to the Bank for loans made on substantially the same terms, including interest rates and collateral, as comparable transactions with unaffiliated parties.

         A summary of activity for the years ended December 31, 1996 and 1995 is as follows (in thousands; renewals are not reflected as either new loans or repayments):

                                                    1996               1995

         Beginning balance                        $ 3,846            $ 3,365
         Borrowings                                    80              1,173
         Repayments                                  (597)              (692)
                                                  -------            -------

         Ending balance                           $ 3,329            $ 3,846
                                                  =======            =======

15.      REGULATORY MATTERS

         The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and, possibly, additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and the Bank's prompt correction action classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

         The most recent notification from the Federal Deposit Insurance Corporation for the Bank as of December 31, 1996 and 1995, categorized the Bank as well capitalized under the regulatory framework for prompt correction action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Company and the Bank's actual capital amounts (in thousands) and ratios are also presented, respectively, in the following tables.

         Company:
                                                                 For Capital
                                                Actual        Adequacy Purposes
                                          ----------------  --------------------
                                                              Minimum    Minimum
                                        Amount      Ratio     Amount       Ratio
      As of December 31, 1996:
       Total capital
          (to risk weighted assets)    $24,438      13.29%    $14,707       8.0%
       Tier I capital
          (to risk weighted assets)    $23,184      12.58%    $ 7,353       4.0%
       Tier I capital
          (to average assets)          $23,184       8.98%    $10,275       4.0%

      As of December 31, 1995:
       Total capital
          (to risk weighted assets)    $22,177      13.57%    $13,070       8.0%
       Tier I capital
          (to risk weighted assets)    $20,852      12.76%    $ 6,535       4.0%
       Tier I capital
          (to average assets)          $20,852       8.87%    $ 9,403       4.0%


       Bank:
                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                       For Capital             Prompt Corrective
                                                Actual              Adequacy Purposes          Action Provisions
                                           ---------------         ------------------         -------------------
                                                                   Minimum       Minimum      Minimum      Minimum
                                         Amount         Ratio      Amount         Ratio       Amount        Ratio
         As of December 31, 1996:
          Total capital
             (to risk weighted assets)   $23,234      12.72%       $14,610        8.0%         $18,263      10.0%
          Tier I capital
             (to risk weighted assets)   $21,980      12.04%       $ 7,305        4.0%         $10,958       6.0%
          Tier I capital
             (to average assets)         $21,980       8.56%       $ 9,847        4.0%         $12,309       5.0%

         As of December 31, 1995:
          Total capital
             (to risk weighted assets)   $20,826      12.83%       $12,990        8.0%         $16,237      10.0%
          Tier I capital
             (to risk weighted assets)   $19,563      12.05%       $ 6,495        4.0%         $ 9,742       6.0%
          Tier I capital
             (to average assets)         $19,563       8.35%       $ 9,376        4.0%         $11,770       5.0%


         Under federal and California state banking laws, dividends paid by the Bank to the Company in any calendar year may not exceed certain limitations without the prior written approval of the appropriate bank regulatory agency. At December 31, 1996, the amount available for such dividends without prior written approval was approximately $11,402,000. Similar restrictions apply to the amounts and terms of loans, advances and other transfers of funds from the Bank to the Company.

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, Disclosures About Fair Value of Financial Instruments requires certain disclosures regarding the estimated fair value of financial instruments for which it is practicable to estimate. Although management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimating technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Fair value has not been adjusted to reflect changes in market conditions subsequent to December 31, 1996, therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

         The following estimates and assumptions were used as of December 31, 1996 and 1995 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

         (a) Cash and Cash Equivalents - The carrying amount represents a reasonable estimate of fair value.

         (b) Securities - Held to maturity securities are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

         (c) Loans Receivable - Commercial loans, residential mortgages, and construction loans, are segmented by fixed and adjustable rate interest terms, by maturity, and by performing and nonperforming categories.

                The fair value of performing loans is estimated by discounting contractual cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Assumptions regarding credit risk, cash flow, and discount rates are judgmentally determined using available market information.

                The fair value of nonperforming loans and loans delinquent more than 30 days is estimated by discounting estimated future cash flows using current interest rates with an additional risk adjustment reflecting the individual characteristics of the loans.

         (d) Deposit Liabilities - Noninterest bearing and interest bearing demand deposits and savings accounts are payable on demand and are assumed to be at fair value. Time deposits are based on the discounted value of contractual cash flows. The discount rate is based on rates currently offered for deposits of similar size and remaining maturities.

         (e) Commitments to Fund Loans/Standby Letters of Credit - The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The differences between the carrying value of commitments to fund loans or stand by letters of credit and their fair value is not significant and therefore not included in the following table.

         The estimated fair values of the Company's financial instruments as of December 31, are as follows (in thousands):

                                             1996                   1995
                                      -------------------- --------------------
                                      Carrying      Fair     Carrying       Fair
                                       Amount      Value     Amount        Value
         FINANCIAL ASSETS:
         Cash and cash equivalents   $ 28,507    $ 28,507   $ 28,468    $ 28,468
         Securities:
            Available for sale       $  9,223    $  9,223   $ 12,684    $ 12,684
            Held to maturity         $ 39,997    $ 41,871   $ 35,217    $ 37,057
         Loans receivable            $166,983    $166,918   $147,808    $148,258

         FINANCIAL LIABILITIES:
         Deposits                    $229,228    $229,585   $211,075    $211,559


17.      CONDENSED FINANCIAL INFORMATION OF NORTH VALLEY BANCORP

         The  condensed  financial   statements  of  North  Valley  Bancorp  are
         presented below (in thousands except share amounts):

         NORTH VALLEY BANCORP

         BALANCE SHEETS
         DECEMBER 31, 1996 AND 1995
         ------------------------------------------------------------------------------------------------------

                                                                                            1996           1995
         Assets:
         Cash and cash equivalents                                                       $      268     $      243
         Available for sale securities (at market)                                            1,016            632
         Investments in subsidiaries                                                         22,714         20,136
         Dividend receivable                                                                    650            500
                                                                                         ----------     ----------

         Total                                                                           $   24,648     $   21,511
                                                                                         ==========     ==========

         Liabilities and stockholders' equity:
           Dividend payable                                                              $      640     $      497
           Other liabilities                                                                    108             41
           Stockholders' equity:
              Preferred stock, no par value:  authorized, 20,000,000 shares;
                none outstanding
              Common stock, no par value:  authorized, 20,000,000 shares;
                outstanding, 1,823,688 and 1,841,048 as of
                December 31, 1996 and 1995, respectively                                      9,896          9,766
              Retained earnings                                                              13,703         11,086
              Unrealized gain (loss) on securities available for sale
                (net of tax effect)                                                             301            121
                                                                                         ----------     ----------

         Total                                                                           $   24,648     $   21,511
                                                                                         ==========     ==========


         STATEMENTS OF INCOME
         YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
         -----------------------------------------------------------------------
                                                          1996     1995    1994
         INCOME:
         Dividends from subsidiaries                    $1,888   $  954   $1,127
         Other income                                       64       29       17
                                                        ------   ------   ------
         Total income                                    1,952      983    1,144

         EXPENSE:
         Legal and accounting                               14       17        9
         Other                                              13                10
                                                        ------   ------   ------
         Total expense                                      27       17       19
                                                        ------   ------   ------

         Income before equity in undistributed
           income of subsidiaries                        1,925      966    1,125
         Equity in undistributed income of
           subsidiaries                                  2,182    3,117    2,087
                                                        ------   ------   ------

         Net income                                     $4,107   $4,083   $3,212
                                                        ======   ======   ======

         STATEMENTS OF CASH FLOWS
         YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
         -------------------------------------------------------------------------------------------------------
                                                                                 1996          1995         1994
         Cash flows from operating activities:
           Net income                                                         $   4,107      $  4,083     $  3,212
           Adjustments to reconcile net income to net
              cash provided by operating activities:
              Equity in undistributed income of subsidiaries                     (2,182)       (3,117)      (2,087)
              Gain on sale of available for sale securities                         (26)          (29)          (7)
              Effect of changes in:
                 Dividends receivable                                              (150)          (73)
                                                                              ---------      --------     --------
         Net cash provided by operating activities                                1,749           864        1,118
                                                                              ---------      --------     --------

         Cash flows from investing activities:
           Purchase of available for sale securities                               (188)         (315)        (162)
           Proceeds from sale of available for sale securities                       57           114           32
                                                                              ---------      --------     --------
         Net cash used by investing activities                                     (131)         (201)        (130)
                                                                              ---------      --------     --------

         Cash flows from financing activities:
           Cash dividends paid                                                   (1,143)         (880)        (848)
           Repurchase of company stock                                             (500)
           Increase in dividends payable                                                           70
           Cash in lieu of fractional shares                                                       (7)
           Stock options exercised                                                   50            72           87
                                                                              ---------      --------     --------
         Net cash used in financing activities                                   (1,593)         (745)        (761)
                                                                              ---------      --------     --------

         Increase (decrease) in cash and cash equivalents                            25           (82)         227

         Cash and cash equivalents at beginning of year                             243           325           98
                                                                              ---------      --------     --------

         Cash and cash equivalents at end of year                             $     268      $    243     $    325
                                                                              =========      ========     ========

                                                             * * * * * *

                             INDEX OF EXHIBITS


                                                                      Sequential
Exhibit No.    Exhibit Name                                            Page No.
-----------    ------------                                           ----------
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

10(b)          Addendum  to  Employment  Agreement  of  Donald V.
               Carter dated January 21, 1997.                             69

10(c)          Employment    Agreement   of   James   F.   Cowee.
               Incorporated  by reference  from Exhibit  10(d) to
               the Company's 1987 10-K.                                    *

10(d)          Addendum to Employment Agreement of James F. Cowee
               dated January 5, 1996 & March 28, 1996.                    70

10(e)          1979 Amended  Stock Option Plan.  Incorporated  by
               reference from Exhibit 10(c) to the Company's 1986
               10-K.                                                       *

10(f)          Form  of   Incentive   Stock   Option   Agreement.
               Incorporated  by reference  from Exhibit  10(g) to
               the Company's 1987 10-K.                                    *

10(g)          Form  of  Non-Qualified  Stock  Option  Agreement.
               Incorporated  by reference  from Exhibit  10(h) to
               the Company's 1987 10-K.                                    *

                                                                      Sequential
Exhibit No.    Exhibit Name                                            Page No.
-----------    ------------                                           ----------
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

                                                                      Sequential
Exhibit No.    Exhibit Name                                            Page No.
-----------    ------------                                           ----------
10(p)          Executive   Deferred   Compensation  Plan.  Incor-
               porated by  reference  from  Exhibit  10(j) to the
               Company's 1988 10-K.                                        *

10(q)          Supplemental   Retirement   Plan  for   Directors.
               Incorporated  by reference  from Exhibit  10(k) to
               the Company's 1988 10-K.                                    *

10(r)          Legal  Services  Agreement  with  Wells,  Wingate,
               Small & Graham.  Incorporated  by  reference  from
               Exhibit 10(q) to the Company's 1987 10-K.                   *

10(s)          PrimeVest  Financial  Services,   Inc.  Nondiscre-
               tionary   Full   Service   Brokerage    Agreement.
               Incorporated  by reference  from Exhibit  10(w) to
               the Company's 1993 10-K.                                    *

10(t)          Employee  Stock  Ownership  Plan,  as amended  and
               restated  as of January 1, 1987.  Incorporated  by
               reference from Exhibit 10(x) to the Company's 1993
               10-K.                                                       *

10(u)          Amendment No. 1 to the Amended & Restated Deferred
               Salary Profit Sharing Thrift Plan. Incorporated by
               reference from Exhibit 10(y) to the Company's 1993
               10-K.                                                       *

10(v)          Amendment No. 2 to the Amended & Restated Deferred
               Salary Profit Sharing Thrift Plan. Incorporated by
               reference from Exhibit 10(z) to the Company's 1993
               10-K.                                                       *

10(w)          Employment    Agreement    of   Fred   A.   Drake.
               Incorporated  by reference  from Exhibit 10(aa) to
               the Company's 1993 10-K.                                    *

10(x)          Addendum to Employment  Agreement of Fred A. Drake
               dated March 28, 1996 & January 2, 1997.                    72

10(y)          Employment Agreement of Robert Jones. Incorporated
               by reference  from Exhibit 10(cc) to the Company's
               1993 10-K.                                                  *

10(z)          Addendum to  Employment  Agreement of Robert Jones
               dated March 28, 1996 & January 2, 1997.                    74

                                                                      Sequential
Exhibit No.    Exhibit Name                                            Page No.
-----------    ------------                                           ----------
10(aa)         Amendment  No. 3 to the Employee  Stock  Ownership
               Plan.   Incorporated  by  reference  from  Exhibit
               10(ee) to the Company's 1994 10-KSB.                        *

10(bb)         Sales  Agreement with Federated  Securities  Corp.
               Incorpor- ated by reference from Exhibit 10(gg) to
               the Company's 1995 10-KSB.                                  *

10(cc)         Linsco/Private Ledger, Inc. Full Service Brokerage
               Agreement.  Incorporated by reference from Exhibit
               10(hh) to the Company's 1995 10-KSB.                        *

10(dd)         Executive Deferred  Compensation  Plan,  effective
               1-1-89, restated 4-1-95.                                   76

10(ee)         Directors' Deferred  Compensation Plan,  effective
               4-1-95.                                                    96

10(ff)         Umbrella TrustTM for Directors,  effective 4-1-95.        114

10(gg)         Umbrella TrustTM for Executives, effective 4-1-95.        145

10(hh)         Adoption   Agreement   dated  June  9,  1994,  for
               Deferred  Salary  Profit-Sharing  Thrift  Plan for
               Employees   of  North   Valley   Bancorp  and  its
               Affiliates, including North Valley Bank.                  176

10(ii)         Amendment   No.   1   to   the   Deferred   Salary
               Profit-Sharing  Thrift Plan for Employees of North
               Valley Bancorp and its Affiliates, including North
               Valley Bank, dated August 18, 1995.                       208

10(jj)         Amendment   No.   2   to   the   Deferred   Salary
               Profit-Sharing  Thrift Plan for Employees of North
               Valley Bancorp and its Affiliates, including North
               Valley Bank, dated September 27, 1996.                    210

10(kk)         Amendment  No. 4 to the Employee  Stock  Ownership
               Plan, dated August 19, 1996.                              211

21             List of Subsidiaries.                                     214

27             Financial Data Schedule.                                  216

*  Previously filed.