Form 10-Q
period 1997-03-31
NORTH VALLEY BANCORP
filed 1997-05-13
CIK 353191

United States
                Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

                            (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1997.

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the Period From       to

               Commission file number    0-10652

                      NORTH VALLEY BANCORP
      (Exact name of registrant as specified in its charter)

   California                                      94-2751350
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)              Identification No.)

880 E. Cypress Ave.
Redding, CA                                          96002
(Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code     (916) 221-8400

                             Not applicable
Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

Common Stock - -     1,823,688   shares as of March 31, 1997.



                            INDEX

             NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets--March 31, 1997 and December 31, 1996

     Condensed consolidated statements of income--Three months ended March 31, 1997 and 1996

     Condensed consolidated statement of cash flows--Three months ended March 31, 1997 and 1996

     Notes to condensed consolidated financial statements--
     March 31, 1997

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K


SIGNATURES PART I.  FINANCIAL INFORMATION

  NORTH VALLEY BANCORP AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS       March 31   December 31
                                                 1997         1996
                                                (unaudited)   (Note)
ASSETS                                            (000's omitted)

  Cash and due from banks                       $ 8,773    $ 10,407
  Federal funds sold                             26,200      18,100

  Securities:
    Available for sale, at market                 9,175       9,223
    Held to maturity, at amortized cost          40,330      39,997
   (market value of $41,469 and $41,871
    at March 31, 1997 and December 31,
    1996, respectively)
  Loans receivable, net of deferred loan fees   167,006     168,237
    Less:  Allowance for loan losses              1,374       1,254
    Net loans receivable                        165,632     166,983
  Premises and equipment owned, net               3,936       3,768
  Other real estate owned                         1,268          69
  FHLB stock                                        745         734
  Accrued interest receivable                     1,764       1,765
  Other assets                                    6,188       5,831

  TOTAL ASSETS                                 $264,011    $256,877

LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES:
  Deposits:
    Noninterest-bearing demand deposits        $ 31,036    $ 28,314
    Interest-bearing deposits                   204,553     200,914
      Total deposits                            235,589     229,228
  Accrued interest and other liabilities          3,510       3,749

  Total liabilities                             239,099     232,977

STOCKHOLDERS' EQUITY:

  Preferred stock, no par value:
    authorized, 20,000,000 shares; none outstanding
  Common stock, no par value: authorized 20,000,000
    shares; outstanding 1,823,688 for
    March 31, 1997 and December 31, 1996          9,896       9,896
  Retained earnings                              14,801      13,703
  Unrealized gain on securities available
    for sale (net of tax effect)                    215         301

  Total stockholders' equity                     24,912      23,900

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $264,011    $256,877

=======================================================================
Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.
=======================================================================
See notes to condensed consolidated financial statements (unaudited). NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                Three Months Ended
                                                     March 31
                                                 1997         1996
                                               (000's omitted,
                                             except per share data)
INTEREST INCOME:
  Loans including fees                         $  3,756   $  3,475
  Securities:
    Taxable                                         150        167
    Exempt from federal taxes                       610        581
  Interest on federal funds sold                    275        262
Total interest income                             4,791      4,485

INTEREST EXPENSE - DEPOSITS                       2,102      1,995

NET INTEREST INCOME                               2,689      2,490

PROVISION FOR LOAN LOSSES                           180        105

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                  2,509      2,385

NONINTEREST INCOME:
  Service charges on deposit accounts               337        335
  Other fees and charges                            196        203
  Gain on sale of loans                              35         52
  Gain on sale of available for sale securities      89        -0-
  Other                                              76         42
Total noninterest income                            733        632

NONINTEREST EXPENSES:
  Salaries & employee benefits                      996        985
  Occupancy expense                                 113        106
  Furniture & equipment expense                     133        122
  Other                                             523        408
Total noninterest expenses                        1,765      1,621

INCOME BEFORE PROVISION FOR INCOME TAXES          1,477      1,396

PROVISION FOR INCOME TAXES                          380        372

NET INCOME                                     $  1,097   $  1,024

INCOME PER COMMON AND EQUIVALENT SHARE         $    .59   $    .55

WEIGHTED AVERAGE SHARES USED TO COMPUTE
 INCOME PER COMMON SHARE                      1,848,002  1,866,789


====================================================================
See notes to condensed consolidated financial statements (unaudited).



NORTH VALLEY BANCORP AND SUBSIDIARIES                   Three Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)             March 31,
                                                         1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:                     (000's omitted)
Net income                                           $ 1,097      $ 1,024
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                          108          101
  Amortization of premium on securities                    0            5
  Provision for loan losses                              180          105
  Gain on sale of available for sale securities      (    89)           0
  Gain on sales of loans                             (    35)     (    52)
  Provision for deferred taxes                             5           16
  Purchase of trading securities                           0      ( 1,980)
  Effect of changes in:
    Accrued interest receivable                            1           34
    Other assets                                     ( 1,522)     (   162)
    Accrued interest and other liabilities               401          381
Net cash provided by (used in) operating activities      146      (   528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of FHLB stock                               (    11)     (    40)
Purchase of available for sale securities            (   110)     ( 1,465)
Proceeds from sales of available for sale securities     125            1
Proceeds from maturities of available for sale
  securities                                               0        3,000
Purchase of held to maturity securities              (   560)     ( 5,244)
Proceeds from maturities or calls of held to
  maturity securities                                    225        1,970
Proceeds from sale of loans                            2,124        4,516
Net increase in loans                                (   918)     ( 4,900)
Purchases of premises and equipment                  (   276)     (    81)
Net cash provided by (used in) investing activities      599      ( 2,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits, NOW accounts, and
  savings accounts                                     3,638        2,394
Net increase in time certificates                      2,723          672
Cash dividends paid                                  (   640)     (   497)
Cash received for stock options exercised                  0           14
Net cash provided by financing activities              5,721        2,583

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   6,466      (   188)

CASH AND CASH EQUIVALENTS:
 Beginning of period                                  28,507       28,468
 End of period                                       $34,973      $28,280

ADDITIONAL INFORMATION:
Cash Payments:
 Income tax payments                                 $    14      $   121
 Interest payments                                   $ 2,094      $ 1,975

===========================================================================
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

The condensed consolidated financial statements include the accounts of the Company. Significant intercompany items and transactions have been eliminated.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Pronouncements

On January 1, 1997, the Company adopted Statement of Financial
Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This
Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.
This standard is based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Company has determined that the adoption of this standard does not have a material effect on the Company's financial position or results of operations as of and for the quarter ended March 31, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.60 and $.56 for the quarters ended March 31, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than primary EPS currently reported for the periods.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING MARCH 31, 1997.

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein which are incorporated by reference herein. Since the Company is a holding company whose principal asset is the Bank, the following discussion relates principally to the financial condition and results of operations of the Bank.

Overview

The Company's net income was $1,097,000, a 7.13% increase from $1,024,000 for the period ending March 31, 1996. On a per share basis, March 31, 1997 and 1996 profits were $.59 and $.55, respectively.

Net Interest Income

Net interest income is the principal source of the Company's earnings, which represents the difference between interest earned on loans (including yield-related loan fees) and investments and interest paid on deposits. Tax exempt interest income from investment securities is adjusted to an amount which would have been earned if such income were subject to federal income tax. Net interest income on a fully taxable equivalent basis (FTE) was $2,960,000 for the first quarter ending March 31, 1997, an increase of 6.59% over $2,777,000 for the first quarter ending March 31, 1996.

The increase in loan balances and decreasing yields on time deposits offset decreasing yields on interest earning assets.

Net interest income (FTE) expressed as a percentage of average earning assets, is referred to as net interest margin. The net interest margin for March 31, 1997, decreased to 5.03% from 5.13% for the same period ending March 31, 1996.


Non-Interest Income

Non-interest income is primarily derived from fees earned by the Company for deposit-related customer services. Total non-interest income increased $101,000 to $733,000 in the first quarter ending March 31, 1997, compared to $632,000 for first quarter ending March 31, 1996.

A summary of non-interest income for the three months ended March 31, 1997 and 1996, is presented below:

Non-Interest Income
  (in thousands)                             March 31
                                          1997      1996

Service charges on deposit accounts     $  337    $  335
Other fees and charges                     196       203
Gain on sale of loans                       35        52
Gain on sale of securities                  89       -0-
Other                                       76        42
  Total Non-interest income             $  733    $  632


Non-Interest Expense

Non-interest expense increased $144,000 in the first quarter 1997 compared to first quarter 1996.

Salaries and employee benefits expenses were $996,000 as of March 31, 1997, and $985,000 for the period ending March 31, 1996. The increase in salary and benefit expense is attributed to normal salary increases, increased employer taxes and an increase in the net pension cost for the supplemental retirement plans for directors and key executives.


The Company's efficiency ratio (derived by dividing total non-interest expenses by net interest income exclusive of provision for loan losses and non-interest income) was 51.6% compared to 51.9% in 1996. The efficiency ratio is a measurement as to how efficiently the Company allocates its resources.

A summary of non-interest expense for the three months ended March 31, 1997 and 1996, is presented below:

Non-Interest Expense                        March 31
   (in thousands)                        1997     1996

Salaries & employee benefits           $   996  $   985
Occupancy expense                          113      106
Furniture & equipment expense              133      122
Professional services                       31        9
Data processing expenses                    85       55
Printing & supplies                         56       56
Postage                                     48       47
Messenger expense                           33       35
ATM expense                                 55       33
Other                                      215      173
     Total Non-interest expense        $ 1,765  $ 1,621


Income Taxes

The provision for income taxes for the first quarter 1997 was $380,000 as compared to $372,000 for the same period in 1996.


Impaired, Nonaccrual, Past Due and Restructured Loans and Other Real
Estate Owned

At March 31, 1997 the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, was approximately $1,653,000. Of that balance approximately $ -0- has a related valuation allowance of $ -0-. For the quarter ended March 31, 1997, the average recorded investment in loans for which impairment has been recognized was approximately $2,133,000. During the portion of the year that the loans were impaired the Company recognized approximately $37,000 of interest income for cash payments received.

At December 31, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, was approximately $2,612,000. Of that balance approximately $320,000 has a related valuation allowance of $33,000. The remaining $2,292,000 did not require a valuation allowance. For the year ended December 31, 1996, the average recorded investment in loans for which impairment has been recognized was approximately $2,244,000. During the portion of the year that the loans were impaired the Company recognized approximately $203,000 of interest income for cash payments received.

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

A summary of non-performing assets at March 31, 1997 and December 31, 1996, is as follows:

Non-Performing Assets                 March 31    December
   (in thousands)                       1997        1996

Nonaccrual loans                      $   507     $ 1,190
Accruing loans past due 90 days
  or more                                  52          14
Restructured loans                        -0-         -0-
Other real estate owned                 1,268          69
     Total                            $ 1,827     $ 1,273


Allowance for Loan Losses

Management assesses the adequacy of the allowance for loan loss based on loan loss experience, specific identification of potential losses in the portfolio and economic conditions. Additions to the Allowance are made by charges to operating expenses in the form of a provision for possible loan losses. The Allowance for loan losses totaled $1,374,000 or .82% of total loans at March 31, 1997, compared to $1,254,000 or .75% at December 31, 1996. Net charge-offs were $60,000 or .04% of average loans for the three months ended March 31, 1997. A provision for loan losses of $180,000 and $105,000 was charged to income as of March 31, 1997 and 1996, respectively. Management's continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future funding levels.


Liquidity and Interest Rate Sensitivity

Liquidity represents the Company's ability to satisfy cash flow requirements created by fluctuations in deposits and to meet borrowers' credit needs. Effective liquidity management insures that sufficient funds are available to comply with demands from depositors, borrowers and other commitments on a timely basis. Collection of principal and interest on loans, the liquidations of investment securities, deposit inflow and short term borrowing when needed are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds in the amount of $6,000,000 as of March 31, 1997, were available to provide liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") system providing an additional line of credit of $4,603,000 secured by first deeds of trust on eligible 1-4 unit residential loans. The Company had not borrowed from FHLB as of March 31, 1997.

The Company manages both assets and liabilities to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $84,478,000 and $77,727,000 (or 32.0% and 30.26% of total assets) at
March 31, 1997 and December 31, 1996, respectively. Total liquid assets include investment securities classified as held to maturity based on the Company's intent to hold such securities to maturity of $40,330,000 and $39,997,000 for March 31, 1997 and December 31, 1996,
respectively.

The Company's ability to generate retail core deposits consisting of demand deposits, NOW, regular savings, money market deposit accounts and time deposits of less than $100,000 provides a continued source of liquidity. Core deposits totaled $215,916,000 and $209,320,000 at March 31, 1997 and December 31, 1996, respectively.

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

The following table shows the interest sensitive assets and liabilities gap, which is the measure of interest sensitive assets over interest bearing liabilities, for each individual repricing period on a cumulative basis:

March 31, 1997            Within 3  3 months    1-5    5+
(in thousands)             months   to 1 Year  Years  Years   TOTAL
 EARNING ASSETS:
  Held to maturity
    securities             $    55  $    340 $13,264 $26,671 $ 40,330
  Available for sale
    securities                 -0-       260   2,565   5,275    8,100
  Fed Funds Sold            26,200       -0-     -0-     -0-   26,200
  Loans                     46,566    19,944  47,441  53,055  167,006
    Total earning assets   $72,821   $20,544 $63,270 $85,001 $241,636


 INTEREST BEARING LIABILITIES:
  Interest bearing demand
    deposits               $   -0-    41,089 $   -0- $   -0- $ 41,089
  Savings deposits             -0-    46,700     -0-     -0-   46,700
  Time deposits             44,338    65,912   6,514     -0-  116,764
    Total interest bearing
      liabilities          $44,338  $153,701 $ 6,514 $   -0- $204,553

INTEREST RATE SENSITIVITY
  GAP                      $28,483 $(133,157)$ 56,756 $85,001
CUMULATIVE INTEREST RATE
  SENSITIVITY GAP          $28,483 $(104,674)$(47,918)$37,083


At March 31, 1997, the gap table indicates the Company as liability sensitive in the twelve month period. Interest rate sensitivity measured by the gap method does not consider the impact of different multipliers (how interest rates change when Fed Funds rate changes by 1%) and lags (time it takes for rates to change after Fed Funds rate changes). The Company's model analyzes the impact on earnings of future rate changes by including factors for lags and multipliers for key bank rates. Both methods of measuring interest rate sensitivity do not take into account actions taken by management to modify the effect to net interest income if interest rates were to rise or fall.

Even though the Bank had a negative gap in the twelve month period as of March 31, 1997, the asset liability simulation model showed the Bank was slightly asset sensitive in 1997.


Financial Condition

Total assets at March 31, 1997, were $264,011,000, representing an increase of 2.78% over December 31, 1996 assets of $256,877,000.

During first quarter 1997, net loans decreased to $165,632,000, from $166,983,000 at December 31, 1996. Loans are the major component of earning assets. The Bank's average loan to deposit ratio was 71.94% and 71.10% at March 31, 1997 and December 31, 1996, respectively.

Investment securities and federal funds sold totaled $75,705,000 at March 31, 1997, compared to $67,320,000 at December 31, 1996.

Funding for increases in the investment activity came from increases in deposits. Total deposits increased $6,361,000 as of March 31, 1997, to $235,589,000, as compared to $229,228,000 at December 31,
1996.  The increase was primarily in interest-bearing instruments.

The Company maintains capital levels to support conservative internal growth and to encourage confidence from depositors and investors.
Shareholders' equity increased to $24,912,000 as of March 31, 1997, as compared to $23,900,000 for year end 1996.

The Company maintains capital to support capital needs, future growth and dividend payouts while maintaining the confidence of depositors and investors by increasing shareholders' value. The Company has provided the majority of its capital requirements through the retention of earnings.

The Company's and the Bank's regulatory capital ratios continue to be strong and remain above regulatory minimums. The Company's total risk based capital ratio at March 31, 1997 was 13.87% and its Tier 1 Risk Based Capital (RBC) ratio was 13.13%, exceeding the minimum guidelines of 8% and 4%. The ratios at December 31, 1996 were 13.29% and 12.58%, respectively.

The Company's leverage ratios were 9.42% and 8.98% at March 31, 1997 and December 31, 1996, exceeding the minimum guidelines of 4%.

Under current regulations adopted by federal regulatory agencies, a "well-capitalized" institution must have a Tier 1 RBC ratio of at least 6%, a total capital ratio of at least 10% and leverage ratio of at least 5% and not be subject to a capital directive order. The Bank had a Tier 1 RBC ratio of 12.52% and total capital ratio of 13.26% and a leverage ratio of 8.90% at March 31, 1997, compared with 12.04%, 12.72% and 8.56% at December 31, 1996, respectively.

The most recent notification from the Federal Deposit Insurance
Corporation for the Bank as of December 31, 1996 categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.


Impact of Inflation

Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because its assets and liabilities consist largely of monetary items. The relatively low proportion of the Company's fixed assets (less than 1.5% at March 31, 1997) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.


PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:


No reports on form 8-K were filed during the quarter ended March 31, 1997.



                              SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           North Valley Bancorp
                                              (Registrant)


Date   May 12, 1997                /s/ J. F. Cowee
                                  J. F. Cowee
                                  Chief Financial Officer