Form 10-Q
period 1997-06-30
NORTH VALLEY BANCORP
filed 1997-08-13
CIK 353191

United States
                Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-Q

                          (Mark One)

[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the Period Ended     June 30, 1997      .

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

                               Not applicable
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No


Common Stock - -     1,828,948   shares as of June 30, 1997.



                            INDEX

             NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets--June 30, 1997 and December 31, 1996

     Condensed consolidated statements of income--Six months ended June 30, 1997 and 1996

     Condensed consolidated statement of cash flows--Six months ended June 30, 1997 and 1996

     Notes to condensed consolidated financial statements--
     June 30, 1997

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K

SIGNATURES

PART I.  FINANCIAL INFORMATION

  NORTH VALLEY BANCORP AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS         June 30   December 31
                                                   1997        1996
                                                (unaudited)   (Note)
ASSETS                                            (000's omitted)

  Cash and due from banks                       $12,854    $ 10,407
  Federal funds sold                             20,400      18,100

  Securities:
    Available for sale, at market                15,356       9,223
    Held to maturity, at amortized cost          40,173      39,997
   (market value of $41,810 and $41,871
    at June 30, 1997 and December 31,
    1996, respectively)
  Loans receivable, net of deferred loan fees   165,978     168,237
    Less:  Allowance for loan losses              1,386       1,254
    Net loans receivable                        164,592     166,983
  Premises and equipment, net                     3,941       3,768
  Other real estate owned                         1,637          69
  FHLB stock                                        766         734
  Accrued interest receivable                     1,805       1,765
  Other assets                                    6,329       5,831

  TOTAL ASSETS                                 $267,853    $256,877

LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES:
  Deposits:
    Noninterest-bearing demand deposits        $ 32,603    $ 28,314
    Interest-bearing deposits                   206,074     200,914
      Total deposits                            238,677     229,228
  Accrued interest and other liabilities          3,636       3,749

  Total liabilities                             242,313     232,977

STOCKHOLDERS' EQUITY:

  Preferred stock, no par value:
    authorized, 20,000,000 shares; none outstanding
  Common stock, no par value: authorized 20,000,000
    shares; outstanding 1,828,948 for June 30,
    1997 and 1,823,688 for December 31, 1996      9,956       9,896
  Retained earnings                              15,245      13,703
  Unrealized gain on securities available
    for sale (net of tax effect)                    339         301

  Total stockholders' equity                     25,540      23,900

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $267,853    $256,877

=======================================================================
Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.
=======================================================================
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                 Six Months Ended
                                                      June 30
                                                 1997         1996
                                               (000's omitted,
                                             except per share data)
INTEREST INCOME:
  Loans including fees                         $  7,603   $  7,028
  Securities:
    Taxable                                         375        367
    Exempt from federal taxes                     1,213      1,176
  Interest on federal funds sold                    552        482
Total interest income                             9,743      9,053

INTEREST EXPENSE - DEPOSITS                       4,256      3,944

NET INTEREST INCOME                               5,487      5,109

PROVISION FOR LOAN LOSSES                           360        210

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                  5,127      4,899

NONINTEREST INCOME:
  Service charges on deposit accounts               697        668
  Other fees and charges                            385        384
  Gain on sale of loans                             103         80
  Gain (loss) on sale of available
    for sale securities                             140  (      17)
  Other                                             145        107
Total noninterest income                          1,470      1,222

NONINTEREST EXPENSES:
  Salaries & employee benefits                    1,998      1,966
  Occupancy expense                                 232        216
  Furniture & equipment expense                     271        243
  Other                                           1,114        909
Total noninterest expenses                        3,615      3,334

INCOME BEFORE PROVISION FOR INCOME TAXES          2,982      2,787

PROVISION FOR INCOME TAXES                          799        767

NET INCOME                                     $  2,183   $  2,020

INCOME PER COMMON AND EQUIVALENT SHARE         $   1.18   $   1.08

WEIGHTED AVERAGE SHARES USED TO COMPUTE
 INCOME PER COMMON AND EQUIVALENT SHARE       1,850,291  1,867,709


====================================================================
See notes to condensed consolidated financial statements (unaudited).


NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                Three Months Ended
                                                      June 30
                                                 1997         1996
                                               (000's omitted,
                                             except per share data)
INTEREST INCOME:
  Loans including fees                         $  3,847   $  3,553
  Securities:
    Taxable                                         225        200
    Exempt from federal taxes                       603        595
  Interest on federal funds sold                    277        220
Total interest income                             4,952      4,568

INTEREST EXPENSE - DEPOSITS                       2,154      1,949

NET INTEREST INCOME                               2,798      2,619

PROVISION FOR LOAN LOSSES                           180        105

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                  2,618      2,514

NONINTEREST INCOME:
  Service charges on deposit accounts               360        333
  Other fees and charges                            189        181
  Gain on sale of loans                              68         28
  Gain (loss) on sale of
    available for sale securities                    51  (      17)
  Other                                              69         65
Total noninterest income                            737        590

NONINTEREST EXPENSES:
  Salaries & employee benefits                    1,002        981
  Occupancy expense                                 119        110
  Furniture & equipment expense                     138        121
  Other                                             591        501
Total noninterest expenses                        1,850      1,713

INCOME BEFORE PROVISION FOR INCOME TAXES          1,505      1,391

PROVISION FOR INCOME TAXES                          419        395

NET INCOME                                     $  1,086   $    996

INCOME PER COMMON AND EQUIVALENT SHARE         $    .59   $    .53

WEIGHTED AVERAGE SHARES USED TO COMPUTE
 INCOME PER COMMON AND EQUIVALENT SHARE       1,852,518  1,868,505

====================================================================
See notes to condensed consolidated financial statements (unaudited).


NORTH VALLEY BANCORP AND SUBSIDIARIES                    Six Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)             June 30,
                                                         1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:                     (000's omitted)
Net income                                           $ 2,183      $ 2,020
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                          220          199
  (Accretion) amortization of premium on securities   (    3)           7
  Provision for loan losses                              360          210
  (Gain) loss on sale of available for sale securities(  140)           1
  Loss on sale of trading securities                       0           16
  Gain on sale of loans                               (  103)     (    80)
  Provision for deferred taxes                        (   31)           0
  Purchase of trading securities                           0      ( 1,980)
  Effect of changes in:
   Accrued interest receivable                        (   40)     (   131)
   Other assets                                       (2,050)     (   158)
   Accrued interest and other liabilities                527          201
Net cash provided by (used in) operating activities      923      (   305)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of FHLB stock                               (    32)     (    50)
Purchase of available for sale securities            ( 8,187)     ( 2,505)
Proceeds from sales of available for sale securities   2,253            0
Proceeds from maturities of available for sale
  securities                                               0        3,494
Purchase of held to maturity securities              ( 1,565)     ( 6,763)
Proceeds from maturities or calls of held to
  maturity securities                                  1,385        2,390
Proceeds from sale of loans                            6,302        5,567
Net increase in loans                                ( 4,168)     (16,029)
Purchases of premises and equipment                  (   393)     (   135)
Net cash used in investing activities                ( 4,405)     (14,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits, NOW accounts, and
  savings accounts                                     7,428        6,738
Net increase in time certificates                      2,021        2,451
Cash dividends paid                                  ( 1,280)     ( 1,143)
Cash received for stock options exercised                 60           46
Net cash provided by financing activities              8,229        8,092

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   4,747      ( 5,634)

CASH AND CASH EQUIVALENTS:
 Beginning of period                                  28,507       28,468
 End of period                                       $33,254      $22,834

ADDITIONAL INFORMATION:
Cash Payments:
 Income tax payments                                 $   529      $   931
 Interest payments                                   $ 4,256      $ 3,960

===========================================================================
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

The condensed consolidated financial statements include the accounts of the Company. Significant intercompany items and transactions have been eliminated.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Pronouncements

On January 1, 1997, the Company adopted Statement of Financial
Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This
Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.
This standard is based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The
Company has determined that the adoption of this standard does not have a material effect on the Company's financial position or results of operations as of and for the period ended June 30, 1997.

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

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.59 and $.54 for the quarters ended June 30, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than primary EPS currently reported for the periods.

In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997.

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein which are incorporated by reference herein. Since the Company is a holding company whose principal asset is the Bank, the following discussion relates principally to the financial condition and results of operations of the Bank.

Net Income

The Company's net income was $2,183,000, an 8.07% increase from $2,020,000 for the period ending June 30, 1996. On a per share basis, net income for the six months ended June 30, 1997 and 1996 were $1.18 and $1.08, respectively.

Net Interest Income

Net interest income is the principal source of the Company's earnings, which represents the difference between interest earned on loans (including yield-related loan fees) and investments and interest paid on deposits. Tax exempt interest income from investment securities is adjusted to an amount which would have been earned if such income were subject to federal income tax. Net interest income on a fully taxable equivalent basis (FTE) was $6,030,000 for the period ending June 30, 1997, an increase of 5.49% over $5,716,000 for the period ending June 30, 1996.

The increase in average loan balances were offset by an increase in average time deposits and decreasing yields on average interest earning assets.

Net interest income (FTE) expressed as a percentage of average earning assets, is referred to as net interest margin. The net interest margin for June 30, 1997, decreased to 5.06% from 5.21% for the same period ending June 30, 1996.

Non-Interest Income

Non-interest income is primarily derived from fees earned by the Company for deposit-related customer services. Total non-interest income increased $248,000 to $1,470,000 for the period ending June 30, 1997, compared to $1,222,000 for the period ending June 30, 1996.

Non-Interest Expense

Non-interest expense increased $281,000 for the period ended June 30, 1997, compared to the period ended June 30, 1996.

The Company's efficiency ratio (derived by dividing total non-interest expenses by net interest income exclusive of provision for loan losses and non-interest income) was 52.0% for the six months ended June 30, 1997, compared to 52.7% for the six months ended
June 30, 1996. The efficiency ratio is a measurement as to how efficiently the Company allocates its resources.

The addition of NVB Online, which provides customers affordable home banking and bill payment capabilities using screenphone and PC technology, increased ATM activity, the issuance of the Visa
ATM/debit card, and increases in ACH activity all contributed to the increase in data processing and ATM expenses.

A summary of non-interest expense for the period ending June 30, 1997 and 1996, is presented below:

Non-Interest Expense                        June 30
   (in thousands)                        1997     1996

Salaries & employee benefits           $ 1,998  $ 1,966
Occupancy expense                          232      216
Furniture & equipment expense              271      243
Professional services                       77       74
Data processing expenses                   173      115
Printing & supplies                        111      110
Postage                                     92       86
Messenger expense                           69       68
ATM expense                                112       62
Other                                      480      394
     Total Non-interest expense        $ 3,615  $ 3,334


Income Taxes

The provision for income taxes for the period ended June 30, 1997, was $799,000 as compared to $767,000 for the same period in 1996.


Impaired, Nonaccrual, Past Due and Restructured Loans and Other Real
Estate Owned

At June 30, 1997 the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, was approximately $4,498,000. Of that balance approximately $357,000 has a related valuation allowance of $108,000. For the period ended June 30, 1997, the average recorded investment in loans for which impairment has been recognized was approximately $2,928,000. During the portion of the year that the loans were impaired the Company recognized approximately $200,000 of interest income for cash payments received. Based on management's reassessment of the loan portfolio, the loans considered to be impaired increased.

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

A summary of non-performing assets at June 30, 1997 and December 31, 1996, is as follows:

Non-Performing Assets                 June 30    December
   (in thousands)                       1997        1996

Nonaccrual loans                      $   596     $ 1,190
Accruing loans past due 90 days
  or more                                   5          14
Restructured loans                        -0-         -0-
Other real estate owned                 1,637          69
     Total                            $ 2,238     $ 1,273



Allowance for Loan Losses

Management assesses the adequacy of the allowance for loan loss based on loan loss experience, specific identification of potential losses in the portfolio and economic conditions. Additions to the Allowance are made by charges to operating expenses in the form of a provision for possible loan losses. The Allowance for loan losses totaled $1,386,000 or .84% of total loans at June 30, 1997, compared to $1,254,000 or .75% at December 31, 1996. Net charge-offs were $228,000 or .14% of average loans for the six months ended June 30, 1997. A provision for loan losses of $360,000 and $210,000 was charged to income as of June 30, 1997 and 1996, respectively. Management's continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future funding levels.


Liquidity and Interest Rate Sensitivity

Liquidity represents the Company's ability to satisfy cash flow requirements created by fluctuations in deposits and to meet borrowers' credit needs. Effective liquidity management insures that sufficient funds are available to comply with demands from depositors, borrowers and other commitments on a timely basis. Collection of principal and interest on loans, the liquidations of investment securities, deposit inflow and short term borrowing when needed are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds in the amount of $6,000,000 as of June 30, 1997, were available to provide liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") system providing an additional line of credit of $4,990,000 secured by first deeds of trust on eligible 1-4 unit residential loans. The Company had not borrowed from FHLB as of June 30, 1997.

The Company manages both assets and liabilities to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $88,783,000 and $77,727,000 (or 33.1% and 30.31% of total assets) at
June 30, 1997 and December 31, 1996, respectively. Total liquid assets include investment securities classified as held to maturity based on the Company's intent to hold such securities to maturity of $40,173,000 and $39,997,000 for June 30, 1997 and December 31, 1996,
respectively.

The Company's ability to generate retail core deposits consisting of demand deposits, NOW, regular savings, money market deposit accounts and time deposits of less than $100,000 provides a continued source of liquidity. Core deposits totaled $219,711,000 and $209,320,000 at June 30, 1997 and December 31, 1996, respectively.

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

The following table shows the interest sensitive assets and liabilities gap, which is the measure of interest sensitive assets over interest bearing liabilities, for each individual repricing period on a cumulative basis:


June 30, 1997             Within 3  3 months    1-5    5+
(in thousands)             months   to 1 Year  Years  Years   TOTAL
 EARNING ASSETS:
  Held to maturity
    securities             $   260  $    470 $14,192 $25,251 $ 40,173
  Available for sale
    securities                 260     3,992   6,595   3,222   14,069
  Fed Funds Sold            20,400       -0-     -0-     -0-   20,400
  Loans                     43,194    12,878  52,989  56,917  165,978
    Total earning assets   $64,114   $17,340 $73,776 $85,390 $240,620

 INTEREST BEARING LIABILITIES:
  Interest bearing demand
    deposits               $   -0-    41,955 $   -0- $   -0- $ 41,955
  Savings deposits             -0-    48,057     -0-     -0-   48,057
  Time deposits             40,754    71,010   4,298     -0-  116,062
    Total interest bearing
      liabilities          $40,754  $161,022 $ 4,298 $   -0- $206,074

INTEREST RATE SENSITIVITY
  GAP                      $23,360 $(143,682)$ 69,478 $85,390$ 34,546
CUMULATIVE INTEREST RATE
  SENSITIVITY GAP          $23,360 $(120,322)$(50,844)$34,546



At June 30, 1997, the gap table indicates the Company as liability sensitive in the twelve month period. Interest rate sensitivity measured by the gap method does not consider the impact of different multipliers (how interest rates change when Fed Funds rate changes by 1%) and lags (time it takes for rates to change after Fed Funds rate changes). The Company's model analyzes the impact on earnings of future rate changes by including factors for lags and multipliers for key bank rates. Both methods of measuring interest rate sensitivity do not take into account actions taken by management to modify the effect to net interest income if interest rates were to rise or fall.

The Bank had a negative gap in the twelve month period as of June 30, 1997, the asset liability simulation model showed the Bank was only slightly liability sensitive in 1997.


Financial Condition

Total assets at June 30, 1997, were $267,853,000, representing an increase of 4.27% over December 31, 1996 assets of $256,877,000.

During the first half of 1997, net loans decreased to $164,592,000, from $166,983,000 at December 31, 1996. Loans are the major component of earning assets. The Bank's average loan to deposit ratio was 71.29% and 71.10% at June 30, 1997 and December 31, 1996, respectively.

Investment securities and federal funds sold totaled $75,929,000 at June 30, 1997, compared to $67,320,000 at December 31, 1996.

Funding for increases in the investment activity came from increases in deposits. Total deposits increased $9,449,000 as of June 30, 1997, to $238,677,000, as compared to $229,228,000 at December 31,
1996.  The increase was primarily in interest-bearing instruments.

The Company maintains capital levels to support conservative internal growth and to encourage confidence from depositors and investors.
Shareholders' equity increased to $25,540,000 as of June 30, 1997, as compared to $23,900,000 for year end 1996.

The Company maintains capital to support capital needs, future growth and dividend payouts while maintaining the confidence of depositors and investors by increasing shareholders' value. The Company has provided the majority of its capital requirements through the retention of earnings.

The Company's and the Bank's regulatory capital ratios continue to be strong and remain above regulatory minimums. The Company's total risk based capital ratio at June 30, 1997 was 14.15% and its Tier 1 Risk Based Capital (RBC) ratio was 13.40%, exceeding the minimum guidelines of 8% and 4%. The ratios at December 31, 1996 were 13.29% and 12.58%, respectively.

The Company's leverage ratios were 9.43% and 8.98% at June 30, 1997 and December 31, 1996, significantly in excess of the minimum guidelines of 4%.

Under current regulations adopted by federal regulatory agencies, a "well-capitalized" institution must have a Tier 1 RBC ratio of at least 6%, a total capital ratio of at least 10% and leverage ratio of at least 5% and not be subject to a capital directive order. The Bank had a Tier 1 RBC ratio of 12.68% and total capital ratio of 13.43% and a leverage ratio of 8.89% at June 30, 1997, compared with 12.04%, 12.72% and 8.56% at December 31, 1996, respectively.

The most recent notification from the Federal Deposit Insurance
Corporation for the Bank as of December 31, 1996 categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.


Impact of Inflation

Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because its assets and liabilities consist largely of monetary items. The relatively low proportion of the Company's fixed assets (less than 1.5% at June 30, 1997) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

Net Income

The Company's net income for the three months ended June 30, 1997, was $1,086,000, as compared to a net income of $996,000 for the same period in 1996. The net income for the three month period ended June 30, 1997, resulted in net income per share of fifty-nine cents
($.59).


Net Interest Income

Net interest income on a fully tax-equivalent basis (FTE) increased $132,000, or 4.49%, to $3,070,000 for the three months ended June 30, 1997, as compared to $2,938,000 for the same period in 1996.

Changes in net interest income are a result of changes in volume between average earning assets and average interest bearing liabilities and in the difference between interest yields from average earning assets and the cost of average interest bearing liabilities. Net interest income increased over 1996 levels primarily due to an increase in volume on average loans.

Net interest income on a fully taxable equivalent basis expressed as a percentage of total average earning assets is referred to as the net interest margin. The net interest margin (FTE) was 5.09% and 5.28% for the three months ending June 30, 1997 and 1996, respectively.

Non Interest Income

Total non interest income increased to $737,000, compared to $590,000 for the three months ended June 30, 1997 and 1996, respectively.

Non Interest Expense

Non interest expense increased during the second three months of 1997 to $1,850,000 compared to $1,713,000 for the same period in 1996.

The addition of NVB Online, which provides customers affordable home banking and bill payment capabilities using screenphone and PC technology, increased ATM activity, the issuance of the Visa
ATM/debit card, and increases in ACH activity all contributed to the increase in data processing and ATM expenses.


A summary of non interest expense for the three month period ended June 30, 1997 and 1996, is presented below:

Non Interest Expense                                June
   (in thousands)                              1997     1996

Salaries & employee benefits                 $1,002    $ 981
Occupancy                                       119      110
Furniture & equipment                           138      121
Professional services                            46       35
Data processing                                  88       60
Printing & supplies                              55       54
Postage                                          44       39
Messenger expense                                36       33
ATM                                              57       29
Other                                           265      251

         TOTAL NON INTEREST EXPENSE          $1,850   $1,713


PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of North Valley Bancorp was held on Monday, May 19, 1997. Shareholders of North Valley Bancorp approved the slate of directors as proposed, and the ratification of Deloitte & Touche LLP as independent public accountants for the Company was approved. Results of the election are presented in
Exhibit 23.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:


Form 8-K, dated June 13, 1997 and listing Item 5, was filed by the Company on June 17, 1997.

Exhibit 11  Statement re computation of earnings per common share

Exhibit 23  Consents of experts and counsel


                              SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           North Valley Bancorp
                                              (Registrant)


Date   August 13, 1997            /s/  Sharon Benson
                                  Sharon Benson
                                  Senior Vice President &
                                  Chief Financial Officer


EXHIBIT 11


Statement re computation of earnings per common share
(Amounts in thousands except per share amounts)

                                              Three       Three
                                             Months      Months
                                              Ended       Ended
                                            6/30/97     6/30/96

Net income                                $    1,086  $      996

Weighted average number of common
    shares outstanding                     1,828,166   1,844,132

Assuming exercise of options reduced by
  the number of shares which could have
  been purchased with the proceeds from
  exercise of such option                     24,352      24,373

Weighted average shares used to compute
  income per common and equivalent share   1,852,518   1,868,505

Income per common and equivalent share     $    0.59   $    0.53


                                                 Six         Six
                                              Months      Months
                                               Ended       Ended
                                             6/30/97     6/30/96

Net income                                $    2,183  $    2,020

Weighted average number of common
  shares outstanding                       1,825,939   1,843,336

Assuming exercise of options reduced by
  the number of shares which could have
  been purchased with the proceeds from
  exercise of such option                     24,352      24,373

Weighted average shares used to compute
  income per common and equivalent share   1,850,291   1,867,709

Income per common and equivalent share     $    1.18   $    1.08



EXHIBIT 23
                     ANNUAL MEETING OF SHAREHOLDERS
                             MAY 19, 1997


TOTAL SHARES OUTSTANDING                           1,823,688

TOTAL SHARES VOTING:                               1,422,598

   BY PROXY                                        1,229,352

   IN PERSON                                         193,246

PERCENTAGE OF SHARES VOTED:                           78.01%


1.       TO ELECT DIRECTORS AS STATED IN THE PROXY STATEMENT:

         FOR            AUTHORITY WITHHELD             TOTAL

       1,419,474             3,124                  1,422,598

2.       RATIFICATION OF DELOITTE & TOUCHE:

         FOR         AGAINST        ABSTAIN            TOTAL

       1,409,615       234           12,549         1,422,598


                                                         %
         TOTAL SHARES VOTING BY PROXY   1,229,352      86.42

         TOTAL SHARES VOTING IN PERSON    193,246      13.58

         TOTAL VOTES CAST               1,422,598     100.00