Form 10-Q
period 1997-09-30
NORTH VALLEY BANCORP
filed 1997-11-14
CIK 353191

United States
                Securities and Exchange Commission
                      Washington, D.C. 20549

                           FORM 10-Q

                           (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Period Ended    September 30, 1997     .

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
Yes   X    No


Common Stock - -     1,828,948   shares as of September 30, 1997.




                            INDEX

             NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets-- September 30, 1997 and December 31, 1996

     Condensed consolidated statements of income-- Nine months ended September 30, 1997 and 1996; three months ended
     September 30, 1997 and 1996

     Condensed consolidated statement of cash flows-- Nine months ended September 30, 1997 and 1996

     Notes to condensed consolidated financial statements--
     September 30, 1997

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K


SIGNATURES PART I.  FINANCIAL INFORMATION

  NORTH VALLEY BANCORP AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS     September 30   December 31
                                                 1997        1996
                                              (unaudited)   (Note)
ASSETS                                           (000's omitted)

  Cash and due from banks                       $10,798    $ 10,407
  Federal funds sold                             12,000      18,100
  Interest-bearing deposits in other
    financial institutions                        1,771           0
  Securities:
    Available for sale, at fair value            20,460       9,223
    Held to maturity, at amortized cost          39,592      39,997
   (fair value of $41,527 and $41,871
    at September 30, 1997 and December 31,
    1996, respectively)
  Loans receivable, net of deferred loan fees   170,375     168,237
    Less:  Allowance for loan losses              1,509       1,254
    Net loans receivable                        168,866     166,983
  Premises and equipment, net                     4,250       3,768
  Other real estate owned                           610          69
  FHLB stock                                        777         734
  Accrued interest receivable                     1,903       1,765
  Other assets                                    5,379       5,831

  TOTAL ASSETS                                 $266,406    $256,877

LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES:
  Deposits:
    Noninterest-bearing demand deposits        $ 30,470    $ 28,314
    Interest-bearing deposits                   204,740     200,914
      Total deposits                            235,210     229,228
  Accrued interest and other liabilities          3,542       3,749

  TOTAL LIABILITIES                             238,752     232,977

STOCKHOLDERS' EQUITY:

  Preferred stock, no par value:
    authorized, 20,000,000 shares; none outstanding
  Common stock, no par value: authorized 20,000,000
    shares; outstanding 1,828,948 for September 30,
    1997 and 1,823,688 for December 31, 1996      9,956       9,896
  Retained earnings                              17,229      13,703
  Unrealized gain on securities available
    for sale (net of tax effect)                    469         301

  Total stockholders' equity                     27,654      23,900

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $266,406    $256,877
=======================================================================
Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.
=======================================================================
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                 Nine Months Ended
                                                    September 30
                                                  1997       1996
                                                 (000's omitted,
                                              except per share data)
INTEREST INCOME:
  Loans including fees                         $ 11,454   $ 10,702
  Securities:
    Taxable                                         674        574
    Exempt from federal taxes                     1,797      1,782
  Interest on federal funds sold                    828        705
Total interest income                            14,753     13,763

INTEREST EXPENSE - DEPOSITS                       6,428      5,984

NET INTEREST INCOME                               8,325      7,779

PROVISION FOR LOAN LOSSES                           500        465

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                  7,825      7,314

NONINTEREST INCOME:
  Service charges on deposit accounts             1,047      1,004
  Other fees and charges                            591        568
  Gain on sale of loans                             118        152
  Gain on sale of available
    for sale securities                             211          2
  Proceeds from Life Insurance                    1,148          0
  Other                                             242        154
Total noninterest income                          3,357      1,880

NONINTEREST EXPENSES:
  Salaries & employee benefits                    3,262      2,944
  Occupancy expense                                 365        336
  Furniture & equipment expense                     404        358
  Other                                           1,786      1,372
Total noninterest expenses                        5,817      5,010

INCOME BEFORE PROVISION FOR INCOME TAXES          5,365      4,184

PROVISION FOR INCOME TAXES                        1,199      1,160

NET INCOME                                     $  4,166   $  3,024

INCOME PER COMMON AND EQUIVALENT SHARE         $   2.25   $   1.62

WEIGHTED AVERAGE SHARES USED TO COMPUTE
 INCOME PER COMMON AND EQUIVALENT SHARE       1,850,919  1,868,097


====================================================================
See notes to condensed consolidated financial statements (unaudited).


NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                Three Months Ended
                                                   September 30
                                                  1997       1996
                                                  (000's omitted,
                                             except per share data)
INTEREST INCOME:
  Loans including fees                         $  3,851   $  3,674
  Securities:
    Taxable                                         299        207
    Exempt from federal taxes                       584        606
  Interest on federal funds sold                    276        223
Total interest income                             5,010      4,710

INTEREST EXPENSE - DEPOSITS                       2,172      2,040

NET INTEREST INCOME                               2,838      2,670

PROVISION FOR LOAN LOSSES                           140        255

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                  2,698      2,415

NONINTEREST INCOME:
  Service charges on deposit accounts               350        336
  Other fees and charges                            206        184
  Gain on sale of loans                              15         72
  Gain on sale of
    available for sale securities                    71         19
  Proceeds from Life Insurance                    1,148          0
  Other                                              97         47
Total noninterest income                          1,887        658

NONINTEREST EXPENSES:
  Salaries & employee benefits                    1,264        978
  Occupancy expense                                 133        120
  Furniture & equipment expense                     133        115
  Other                                             672        463
Total noninterest expenses                        2,202      1,676

INCOME BEFORE PROVISION FOR INCOME TAXES          2,383      1,397

PROVISION FOR INCOME TAXES                          400        393

NET INCOME                                     $  1,983   $  1,004

INCOME PER COMMON AND EQUIVALENT SHARE         $   1.07   $    .54

WEIGHTED AVERAGE SHARES USED TO COMPUTE
 INCOME PER COMMON AND EQUIVALENT SHARE       1,852,914  1,868,097


====================================================================
See notes to condensed consolidated financial statements (unaudited).



NORTH VALLEY BANCORP AND SUBSIDIARIES CONDENSED         Nine Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)           September 30
                                                        1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:                     (000's omitted)
Net income                                           $ 4,166      $ 3,024
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                          324          300
  (Accretion) amortization of premium on securities   (    1)           9
  Provision for loan losses                              500          465
  Gain on sale of available for sale securities       (  211)     (     8)
  Loss on sale of trading securities                       0            6
  Gain on sale of loans                               (  118)     (   152)
  Provision for deferred taxes                        (   73)           0
  Proceeds from sales of trading securities                0        1,972
  Purchase of trading securities                           0      ( 1,980)
  Effect of changes in:
   Accrued interest receivable                        (  138)     (    35)
   Other assets                                       (1,860)     (   428)
   Accrued interest and other liabilities                434          278
Net cash provided by operating activities              3,023        3,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of FHLB stock                               (    43)     (    60)
Purchase of available for sale securities            (15,419)     ( 2,594)
Proceeds from sales of available for sale securities   4,387            0
Proceeds from maturities of available for sale
  securities                                             260        3,763
Purchase of held to maturity securities              ( 2,082)     ( 8,358)
Proceeds from maturities or calls of held to
  maturity securities                                  2,475        3,249
Proceeds from sale of loans                            7,085        7,791
Net increase in loans                                ( 9,350)     (24,359)
Purchases of premises and equipment                  (   806)     (   254)
Net cash used in investing activities                (13,493)     (20,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits, NOW accounts, and
  savings accounts                                     6,229       12,558
Net increase in time certificates                    (   248)       3,633
Cash dividends paid                                  ( 1,280)     ( 1,143)
Cash received for stock options exercised                 60           48
Net cash provided by financing activities              4,761       15,096

NET DECREASE IN CASH AND CASH EQUIVALENTS            ( 5,709)     ( 2,275)

CASH AND CASH EQUIVALENTS:
 Beginning of period                                  28,507       28,468
 End of period                                       $22,798      $26,193

ADDITIONAL INFORMATION:
Cash Payments:
 Income tax payments                                 $ 1,224      $ 1,356
 Interest payments                                   $ 6,789      $ 6,317

===========================================================================
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

The condensed consolidated financial statements include the accounts of the Company. Significant intercompany items and transactions have been eliminated.



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Pronouncements

On January 1, 1997, the Company adopted Statement of Financial
Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This
Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.
This standard is based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The
Company has determined that the adoption of this standard does not have a material effect on the Company's financial position or results of operations as of and for the period ended September 30, 1997.

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

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $1.08 and $.54 for the quarters ended September 30, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than primary EPS currently reported for the periods.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein which are incorporated by reference herein. Since the Company is a holding company whose principal asset is the Bank, the following discussion relates principally to the financial condition and results of operations of the Bank.

Net Income

The Company's net income was $4,166,000, a 37.76% increase from $3,024,000 for the period ending September 30, 1996. On a per share basis, net income for the nine months ended September 30, 1997 and 1996 were $2.25 and $1.62, respectively.

Net Interest Income

Net interest income is the principal source of the Company's earnings, which represents the difference between interest earned on loans (including yield-related loan fees) and investments and interest paid on deposits. Tax exempt interest income from investment securities is adjusted to an amount which would have been earned if such income were subject to federal income tax. Net interest income on a fully taxable equivalent basis (FTE) was $9,140,000 for the period ending September 30, 1997, an increase of 6.42% over $8,589,000 for the period ending September 30, 1996.

The increase in average loan balances were offset by an increase in average time deposits and decreasing yields on average interest earning assets.

Net interest income (FTE) expressed as a percentage of average earning assets, is referred to as net interest margin. The net interest margin for September 30, 1997, decreased to 5.04% from 5.15% for the same period ending September 30, 1996.

Non-Interest Income

Non-interest income is primarily derived from fees earned by the Company for deposit-related customer services. Total non-interest income increased $1,477,000 to $3,357,000 for the period ending September 30, 1997, compared to $1,880,000 for the period ending September 30, 1996. The increase in non-interest income was primarily a result of the payment of death benefits from insurance policies on the former president of the company in the amount of $1,148,000.


Non-Interest Expense

Non-interest expense increased $807,000 for the period ended
September 30, 1997, compared to the period ended September 30, 1996.

The Company's efficiency ratio (derived by dividing total non-interest expenses by net interest income exclusive of provision for loan losses and non-interest income) was 49.79% for the nine months ended September 30, 1997, compared to 51.87% for the nine months ended September 30, 1996. The efficiency ratio is a measurement as to how efficiently the Company allocates its resources.

Personnel expense increased $250,000 due to a contractual benefit paid to the former president's spouse. The addition of NVB Online, which provides customers affordable home banking and bill payment capabilities using screenphone and PC technology, increased ATM activity, the issuance of the Visa ATM/debit card, and increases in ACH activity all contributed to the increase in data processing and ATM expenses. Increases in loan collection expense and FDIC assess-ments contributed to the increase in other non-interest expense.

A summary of non-interest expense for the period ending September 30, 1997 and 1996, is presented below:

                                       Nine Months Ended
Non-Interest Expense                      September 30
   (in thousands)                        1997     1996

Salaries & employee benefits           $ 3,262  $ 2,944
Occupancy                                  365      336
Furniture & equipment                      404      358
Professional services                      140      106
Data processing                            267      186
Printing & supplies                        172      167
Postage                                    136      131
Messenger                                  103      102
ATM                                        176       92
Other                                      792      588
     Total Non-interest expense        $ 5,817  $ 5,010


Income Taxes

The provision for income taxes for the period ended September 30, 1997, was $1,199,000 as compared to $1,160,000 for the same period in 1996.


Impaired, Nonaccrual, Past Due and Restructured Loans and Other Real
Estate Owned

At September 30, 1997 the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, was approximately $4,131,000. Of that balance approximately $132,000 has a related valuation allowance of $33,000. The remaining $3,999,000 did not require a valuation allowance. For the period ended September 30, 1997, the average recorded investment in loans for which impairment has been recognized was approximately $3,229,000. During the portion of the year that the loans were impaired the Company recognized approximately $297,000 of interest income for cash payments received.

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


A summary of non-performing assets at September 30, 1997 and December 31, 1996, is as follows:

Non-Performing Assets              September 30   December 31
   (in thousands)                       1997        1996

Nonaccrual loans                      $   439     $ 1,190
Accruing loans past due 90 days
  or more                                  17          14
Restructured loans                        -0-         -0-
Other real estate owned                   610          69
     Total                            $ 1,066     $ 1,273



Allowance for Loan Losses

Management assesses the adequacy of the allowance for loan loss based on loan loss experience, specific identification of potential losses in the portfolio and economic conditions. Additions to the Allowance are made by charges to operating expenses in the form of a provision for possible loan losses. The Allowance for loan losses totaled $1,509,000 or .89% of total loans at September 30, 1997, compared to $1,254,000 or .75% at December 31, 1996. Net charge-offs were $245,000 or .15% of average loans for the nine months ended September 30, 1997. A provision for loan losses of $500,000 and $465,000 was charged to income as of September 30, 1997 and 1996, respectively. Management's continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future funding levels.


Liquidity and Interest Rate Sensitivity

Liquidity represents the Company's ability to satisfy cash flow requirements created by fluctuations in deposits and to meet borrowers' credit needs. Effective liquidity management insures that sufficient funds are available to comply with demands from depositors, borrowers and other commitments on a timely basis. Collection of principal and interest on loans, the liquidations of investment securities, deposit inflow and short term borrowing when needed are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds in the amount of $6,000,000 as of September 30, 1997, were available to provide liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") system providing an additional line of credit of $5,032,000 secured by first deeds of trust on eligible 1-4 unit residential loans. The Company had no borrowing from FHLB as of September 30, 1997.

The Company manages both assets and liabilities to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $84,621,000 and $77,727,000 (or 31.76% and 30.31% of total assets) at
September 30, 1997 and December 31, 1996, respectively. Total liquid assets include investment securities classified as held to maturity based on the Company's intent to hold such securities to maturity of $39,592,000 and $39,997,000 for September 30, 1997 and December 31,
1996, respectively.

The Company's ability to generate retail core deposits consisting of demand deposits, NOW, regular savings, money market deposit accounts and time deposits of less than $100,000 provides a continued source of liquidity. Core deposits totaled $217,740,000 and $209,320,000 at September 30, 1997 and December 31, 1996, respectively.

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

The following table shows the interest sensitive assets and liabilities gap, which is the measure of interest sensitive assets over interest bearing liabilities, for each individual repricing period on a cumulative basis:


September 30, 1997        Within 3  3 months    1-5    5+
(in thousands)             months   to 1 Year  Years  Years   TOTAL
 EARNING ASSETS:
  Held to maturity
    securities             $   367  $  1,643 $14,284 $23,298 $ 39,592
  Available for sale
    securities               2,001     3,421  10,201   3,258   18,881
  Fed Funds Sold            12,000       -0-     -0-     -0-   12,000
  Loans                     48,377    10,676  50,145  61,177  170,375
    Total earning assets   $62,745   $15,740 $74,630 $87,733 $240,848


 INTEREST BEARING LIABILITIES:
  Interest bearing demand
    deposits               $   -0-    42,661 $   -0- $   -0- $ 42,661
  Savings deposits             -0-    48,285     -0-     -0-   48,285
  Time deposits             43,576    64,230   5,988     -0-  113,794
    Total interest bearing
      liabilities          $43,576  $155,176 $ 5,988 $   -0- $204,740

INTEREST RATE SENSITIVITY
  GAP                      $19,170 $(139,436)$68,641  $87,733
CUMULATIVE INTEREST RATE
  SENSITIVITY GAP          $19,170 $(120,266)$(51,625)$36,108


At September 30, 1997, the gap table indicates the Company as liability sensitive in the twelve month period. Interest rate sensitivity measured by the gap method does not consider the impact of different multipliers (how interest rates change when Fed Funds rate changes by 1%) and lags (time it takes for rates to change after Fed Funds rate changes). The Company's model analyzes the impact on earnings of future rate changes by including factors for lags and multipliers for key bank rates. Both methods of measuring interest rate sensitivity do not take into account actions taken by management to modify the effect to net interest income if interest rates were to rise or fall. The Bank had a negative gap in the twelve month period as of September 30, 1997; however, the asset liability simulation model showed the Bank was slightly asset sensitive in 1997.


Financial Condition

Total assets at September 30, 1997, were $266,406,000, representing an increase of 3.71% over December 31, 1996 assets of $256,877,000.

During the nine month period ended September 30, 1997, net loans increased to $168,866,000, from $166,983,000 at December 31, 1996.
Loans are the major component of earning assets. The Bank's average loan to deposit ratio was 70.81% and 71.10% at September 30, 1997 and December 31, 1996, respectively.

Investment securities and federal funds sold totaled $72,052,000 at September 30, 1997, compared to $67,320,000 at December 31, 1996.

Funding for increases in the investment activity came from increases in deposits. Total deposits increased $5,982,000 as of September 30, 1997, to $235,210,000, as compared to $229,228,000 at December 31,
1996.  The increase was primarily in interest-bearing instruments.

The Company maintains capital levels to support conservative internal growth and to encourage confidence from depositors and investors.
Shareholders' equity increased to $27,654,000 as of September 30, 1997, as compared to $23,900,000 for year end 1996.

The Company maintains capital to support capital needs, future growth and dividend payouts while maintaining the confidence of depositors and investors by increasing shareholders' value. The Company has provided the majority of its capital requirements through the retention of earnings.

The Company's and the Bank's regulatory capital ratios continue to be strong and remain above regulatory minimums. The Company's total risk based capital ratio at September 30, 1997 was 15.75% and its Tier 1 Risk Based Capital (RBC) ratio was 14.91%, exceeding the minimum guidelines of 8% and 4%. The ratios at December 31, 1996 were 13.29% and 12.58%, respectively.

The Company's leverage ratios were 10.05% and 8.98% at September 30, 1997 and December 31, 1996, significantly in excess of the minimum guidelines of 4%.

Under current regulations adopted by federal regulatory agencies, a "well-capitalized" institution must have a Tier 1 RBC ratio of at least 6%, a total capital ratio of at least 10% and leverage ratio of at least 5% and not be subject to a capital directive order. The Bank had a Tier 1 RBC ratio of 14.18% and total capital ratio of 15.02% and a leverage ratio of 9.50% at September 30, 1997, compared with 12.04%, 12.72% and 8.56% at December 31, 1996, respectively.

The most recent notification from the Federal Deposit Insurance
Corporation for the Bank as of December 31, 1996 categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Impact of Inflation

Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because its assets and liabilities consist largely of monetary items. The relatively low proportion of the Company's fixed assets (less than 1.6% at September 30, 1997) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

Net Income

The Company's net income for the three months ended September 30, 1997, was $1,983,000, as compared to a net income of $1,004,000 for the same period in 1996. The net income for the three month period ended September 30, 1997, resulted in net income per share of one dollar and seven cents ($1.07).


Net Interest Income

Net interest income on a fully tax-equivalent basis (FTE) increased $237,000, or 8.25%, to $3,111,000 for the three months ended
September 30, 1997, as compared to $2,874,000 for the same period in 1996.

Changes in net interest income are a result of changes in volume between average earning assets and average interest bearing liabilities and in the difference between interest yields from average earning assets and the cost of average interest bearing liabilities. Net interest income increased over 1996 levels primarily due to an increase in volume and rate on average earning assets.

Net interest income on a fully taxable equivalent basis expressed as a percentage of total average earning assets is referred to as the net interest margin. The net interest margin (FTE) was 5.02% and 4.90% for the three months ending September 30, 1997 and 1996, respectively.

Non-Interest Income

Total non-interest income increased to $1,887,000, compared to $658,000 for the three months ended September 30, 1997 and 1996, respectively. The increase in other non-interest income was primarily a result of the payment of death benefits from insurance policies on the former president of the company in the amount of $1,148,000.

Non-Interest Expense

Non-interest expense increased during the three months ended
September 30, 1997 to $2,202,000 compared to $1,676,000 for the same period in 1996.

Personnel expense increased $250,000 due to a contractual benefit paid to the former president's spouse. The addition of NVB Online, which provides customers affordable home banking and bill payment capabilities using screenphone and PC technology, increased ATM activity, the issuance of the Visa ATM/debit card, and increases in ACH activity all contributed to the increase in data processing and ATM expenses. Increases in loan collection expense and FDIC assess-ments contributed to the increase in other non-interest expense.

A summary of non-interest expense for the three month period ended September 30, 1997 and 1996, is presented below:

                                             Three Months Ended
Non-Interest Expense                             September
   (in thousands)                              1997      1996

Salaries & employee benefits                 $1,264    $ 978
Occupancy                                       133      120
Furniture & equipment                           133      115
Professional services                            63       74
Data processing                                  94       71
Printing & supplies                              61       57
Postage                                          44       45
Messenger                                        34       34
ATM                                              64       30
Other                                           312      152

         TOTAL NON-INTEREST EXPENSE          $2,202   $1,676



PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:


Exhibit 11, Statement re computation of earnings per common share




                              SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           North Valley Bancorp
                                              (Registrant)


Date  November 13, 1997          /s/  Sharon Benson
                                  Sharon Benson
                                  Senior Vice President &
                                  Chief Financial Officer


EXHIBIT 11


        Statement re computation of earnings per common share
           (Amounts in thousands except per share amounts)

                                              Three       Three
                                             Months      Months
                                              Ended       Ended
                                            9/30/97     9/30/96

Net income                                $    1,983   $   1,004

Weighted average number of common
  shares outstanding                       1,828,948   1,846,030

Assuming exercise of options reduced by
  the number of shares which could have
  been purchased with the proceeds from
  exercise of such option                     23,966      23,857

Weighted average shares used to compute
  income per common and equivalent share   1,852,914   1,869,887

Income per common and equivalent share     $    1.07   $    0.54


                                                Nine        Nine
                                              Months      Months
                                               Ended       Ended
                                             9/30/97     9/30/96

Net income                                $    4,166   $   3,024

Weighted average number of common
  shares outstanding                       1,826,953   1,844,240

Assuming exercise of options reduced by
  the number of shares which could have
  been purchased with the proceeds from
  exercise of such option                     23,966      23,857

Weighted average shares used to compute
  income per common and equivalent share   1,850,919   1,868,097

Income per common and equivalent share     $    2.25   $    1.62