Form 10-K405
period 1997-12-31
NORTH VALLEY BANCORP
filed 1998-03-30
CIK 353191

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                   For the fiscal year ended  December 31, 1997
                                              -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE  ACT OF 1934
      For the transition period from                to                         .
                                     --------------    -------------------------

                         Commission file number 0-10652
                                                -------
                              NORTH VALLEY BANCORP
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   California                                                 94-2751350
--------------------------------------------------------------------------------
(State or other jurisdiction                               (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

                    880 E. Cypress Avenue, Redding, CA.      96002
            --------------------------------------------------------
               (Address of principal executive offices)   (Zip code)

        Registrant's telephone number, including area code (530) 221-8400
                                                           ------------------
        Securities registered pursuant to Section 12(b) of the Act: None
             Securities registered pursuant to Section 12(g) of the Act:
                            No par value common stock
                    -----------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, was $ 47,613,000 as of March 1, 1998.

The number of shares outstanding of common stock as of March 1, 1998, was 1,839,092.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

TABLE OF CONTENTS
                                                                            Page
Part I

Item  1  - Description of Business........................................... 2

Item  2  - Description of Property...........................................32

Item  3  - Legal Proceedings ................................................33

Item  4  - Submission of Matters to a Vote of
           Security Holders .................................................33
Part II

Item  5  - Market for Common Equity  and Related Stockholder Matters ........34

Item  6  - Selected Financial Data...........................................35

Item  7  - Management's Discussion and Analysis of Financial Condition
           and Results of Operation  ........................................36

Item  7A - Quantitative and Qualitative Disclosures About Market Risk........44

Item  8  - Financial Statements and Supplementary Data.......................45

Item  9  - Changes In and Disagreements With  Accountants on Accounting
           and Financial Disclosure .........................................45

Part III

Item  10 - Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.................46

Item  11 - Executive Compensation ...........................................46

Item  12 - Security Ownership of Certain Beneficial Owners
           and Management....................................................46

Item  13 - Certain Relationships and  Related Transactions ..................46

Part IV

Item  14 - Exhibits, Financial Statement Schedules
           and Reports on Form 8-K...........................................46

Financial Statements.........................................................48

Signatures ..................................................................77

                                      - I -

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

             Certain statements in this Annual Report on Form 10-K (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Shasta County; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. See also "Certain Additional Business Risks" on pages 30 through 31 herein and other risk factors discussed elsewhere in this Report.

General

             North Valley Bancorp (the "Company") is a bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company was incorporated in 1980 in the State of California, and wholly owns its principal subsidiaries, North Valley Bank (the "Bank"), North Valley Trading Company (the "Trading Company"), which is inactive, and Bank Processing, Inc. The sole subsidiary of the Bank, which is inactive, is North Valley Basic Securities (the "Securities Company"). As used herein, the terms "North Valley Bancorp" or the "Company" include the subsidiaries of the Company and the term "Bank" includes the subsidiary of the Bank, unless the context requires otherwise.

             At December 31, 1997, the Company had approximately 140 employees (which includes 120 full-time equivalent employees); the Company had total consolidated assets of $270,757,000; before consolidation the Bank had total assets of $268,329,000 and total deposits of $239,137,000; assets of the Trading Company were $2,000; assets of Bank Processing, Inc., were $403,000; and assets of the Securities Company were $1,000.

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

             The Bank operates ten banking offices in Shasta and Trinity Counties, for which it has received all of the requisite regulatory approvals. The headquarters office in Redding was opened in February, 1973. In October, 1973, the Bank opened its Weaverville Office; in October, 1974, its Hayfork Office; in January, 1978, its Anderson Office; and in September, 1979, its Enterprise Office (East Redding). On December 20, 1982, the Bank acquired the assets of two branches of the Bank of California: one located in Central Valley and the other in Redding, California. On June 1, 1985, the Bank opened its Westwood Village Office in south Redding. On November 27, 1995, the Bank opened a new branch located in Palo Cedro, California. During the year ended December 31, 1995, the Bank purchased, in the ordinary course of business, the Hayfork branch for $134,000 which the Bank had previously leased from a former Board member. In 1997, the Bank finished construction on its new site located in Shasta Lake, CA. The branch was relocated from its leased facility to its new building on October 14, 1997. The Bank opened its first super market branch located in Cottonwood, CA, on January 20, 1998.

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

             Bank Processing, Inc., is utilizing "excess capacity" on their system to process other depository institutions' data, and is currently processing daily applications for the Bank and one other bank where entries are captured and files updated by the "Liberty Banking Package," which include:
Demand Deposits (DDA), Savings Deposits (SAV), Central Information Files (CIF), Mortgage Loans (MLA), Installment Loans (ILA), Commercial Loans (CLA), Individual Retirement Accounts (IRA), and Financial Information Statement, i.e., General Ledger (FIS). The data processing activities do not involve providing hardware or software.

             At  December  31,  1997  Bank   Processing,   Inc.,   had  cash  of
approximately $58,000.

             On August 18, 1995, the Bank entered into an Agreement with Linsco Private Ledger ("LPL") to furnish brokerage services and standardized investment advice to Bank customers at an LPL office located at 1327 South Street, in the upstairs portion of North Valley Bank. All invest- ments recommended to Bank customers appear on an approved list or are specially approved by LPL's central office. The Bank shares in the fees and commissions paid to LPL on a pre-determined schedule.

             The Company does not hold deposits of any one customer or group of customers where the loss of such deposits would have an effect on the Company. The Company's business is not seasonal.


Selected Statistical Data

             The following tables present certain consolidated statistical information concerning the business of the Company. This information should be read in conjunction with the Consolidated

Financial Statements and the notes thereto and Management's Discussion and Analysis or Plan of Operation and other information contained elsewhere herein. Averages are based on daily averages. Tax-equivalent adjustments (using a 30% tax rate for 1997, 32% for 1996 and 35% for 1995) have been made in calculating yields on tax-exempt securities.

AVERAGE BALANCES AND TAX-EQUIVALENT NET INTEREST MARGIN

             The following table sets forth the Company's consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major  category  of assets,  liabilities,  and  stockholders'
equity for each of the past three years.
                                                    1997                                   1996
                                   --------------------------------------   -----------------------------------
                                                                  AVERAGE                             AVERAGE
                                     AVERAGE       INCOME(1)/     RATES       AVERAGE     INCOME(1)/  RATES
                                     BALANCE       EXPENSE        EARNED/     BALANCE     EXPENSE     EARNED/
(Dollars in thousands)                                             PAID                                PAID

ASSETS                             ======================================   ===================================
Federal funds sold                 $  20,016      $   1,079       5.39%     $   18,690   $   990      5.30%
Available for sale securities:
  U.S. Treasury securities             6,447            385       5.97%            327        18      5.50%
  U.S. Agencies                        5,442            329       6.05%          5,162       323      6.26%
  Obligations of states and
    political subdivisions             2,867            208       7.26%          4,918       384      7.80%
  Other investments                      866             33       3.81%            579        27      4.66%
                                     -------       --------       -----     ----------    ------      -----
    Total available for sale
      securities                      15,622            955       6.11%         10,986       752      6.84%
Held to maturity securities:
  U.S. Agencies                        3,342            215       6.43%          4,078       281      6.89%
  Obligations of states and
  political subdivisions              36,541          3,181       8.71%         34,923     3,094      8.86%
                                     -------       --------       -----     ----------    ------      -----
    Total held to maturity
    securities                        39,883          3,396       8.51%         39,001     3,375      8.65%
FHLB                                     765             47       6.14%            709        40      5.64%
Cash held in trust                       597             33       5.53%              0         0      0.00%
Trading account securities                 0              0       0.00%          1,094        58      5.30%
Total loans (2)(3)                   167,496         15,238       9.10%        157,644    14,517      9.21%
                                     -------       --------       -----     ----------    ------      -----


Total interest earning assets/
  interest income                    244,379         20,748       8.49%        228,124    19,732      8.65%
                                                                  =====                               =====
Nonearning assets                     23,958                                    20,740
Less:  Allowance for loan losses      (1,462)                                   (1,502)
                                   ---------                                ----------
  TOTAL ASSETS                     $ 266,875                                $  247,362
                                   =========                                ==========


LIABILITIES AND STOCKHOLDERS'
  EQUITY
Interest bearing liabilities
Deposits
  Transaction                      $  43,138      $   1,003       2.33%     $   40,022   $   931      2.33%
  Savings & Money Market              46,547          1,418       3.05%         44,392     1,325      2.98%
  Time                               116,440          6,223       5.34%        109,946     5,821      5.29%
                                   ---------       --------       -----     ----------    ------      -----
    Total interest bearing
      deposits/interest expense      206,125          8,644       4.19%        194,360     8,077      4.16%
                                                   --------       =====                   ------      =====

Non interest-bearing deposits         31,179                                    27,376
Other noninterest-bearing
  liabilities                          3,409                                     2,928
                                   ---------                                ----------

  TOTAL LIABILITIES                  240,713                                   224,664

Shareholders' equity                  26,162                                    22,698
                                   ---------                                ----------
  Total Liabilities and
    and Stockholders' Equity       $ 266,875                                $  247,362
                                   ---------                                ----------

  Net Interest Income and Margin(4)                 $12,104       4.95%                  $11,655      5.11%
                                                  =========       =====                  =======      =====


                                                   1995
                                     --------------------------------
                                                              AVERAGE
                                      AVERAGE     INCOME(1)   RATES
                                      BALANCE     EXPENSE     EARNED/
                                                               PAID
(Dollars in thousands)
                                     ================================

Federal funds sold                      17,742   $  1,040    5.86%
Available for sale securities:
  U.S. Treasury securities               9,070        374    4.12%
  U.S. Agencies                          3,200        202    6.31%
  Obligations of states and
    political subdivisions                  55          5    9.09%
  Other investments                        413         14    3.39%
                                     ---------   --------    -----
    Total available for sale
      securities                        12,738        595    4.67%
Held to maturity securities:
  U.S. Agencies                          5,594        353    6.31%
  Obligations of states and
  political subdivisions                36,470      3,330    9.13%
                                     ---------   --------    -----
    Total held to maturity
    securities                          42,064      3,683    8.76%
FHLB                                       645         31    4.81%
Cash held in trust                           0          0    0.00%
Trading account securities                 211         13    6.16%
Total loans (2)(3)                     137,613     13,230    9.61%
                                     ---------   --------    -----


Total interest earning assets/
  interest income                      211,013     18,592    8.81%
                                                             =====
Nonearning assets                       18,834
Less:  Allowance for loan losses        (1,259)
                                     ----------
  TOTAL ASSETS                         228,588
                                     ==========


LIABILITIES AND STOCKHOLDERS'
  EQUITY
Interest bearing liabilities
Deposits
  Transaction                        $  36,520   $    867   2.37%
  Savings & Money Market                44,123      1,248   2.83%
  Time                                 100,345      5,444   5.43%
                                     ---------   --------    -----
    Total interest bearing
      deposits/interest expense        180,988      7,559    4.18%
                                                 --------    =====

Non interest-bearing deposits           24,826
Other noninterest-bearing
  liabilities                            2,800
                                     ---------

  TOTAL LIABILITIES                    208,614

Shareholders' equity                    19,974
                                     ---------
  Total Liabilities and
    and Stockholders' Equity         $ 228,588
                                     ---------
  Net Interest Income and Margin(4)               $11,033    5.23%
                                                 ========    =====

(1) Tax-equivalent basis
(2) Loans on nonaccrual status have been included in the computation of average balances.
(3) Includes loan fees of $259,000,  $225,000,  and $190,000 for 1997,  1996 and
    1995, respectively.
(4) Net interest margin is determined by dividing net interest income by total average interest earning assets.

RATE-VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

             The following table summarizes changes in net interest income resulting from changes in average asset and liability balances (volume) and changes in average interest rates.


                                             1997 versus 1996                1996 versus 1995                    1995 versus 1994
                                     ------------------------------   ------------------------------    ----------------------------
                                                            Total                            Total                          Total
                                     Average    Average   Increase    Average    Average   Increase     Average   Average Increase
(Dollars In Thousands)               Volume      Rate     (Decrease)   Volume     Rate     (Decrease)    Volume    Rate   (Decrease)
INTEREST INCOME

Interest on Federal funds sold     $    71      $   18     $  89     $    50    $ (100)    $  (50)     $    93   $  295    $   388
Interest on available for sale
  securities:
  U.S. Treasury securities             365           2       367        (482)      126       (356)        (543)      (6)      (549)
  U.S. Agencies                         17         (11)        6         123        (2)       121            9       43         52
  Obligations of states and
    political subdivisions            (149)        (26)     (175)        380        (1)       379            5        0          5
  Other investments                     11          (5)        6           8         5         13            4        1          5
                                   -------      ------     -----     -------    ------     ------      -------   ------    -------
    Total available for sale
      securities                       244         (40)      204          29       128        157         (525)      38       (487)
Interest on held to maturity
  securities:
  U.S. Agencies                        (47)        (19)      (66)       (104)       32        (72)         157      (11)       146
  Obligations of states and
    political subdivisions             140         (53)       87        (137)      (99)      (236)         417       16        433
                                   -------      ------     -----     -------    ------     ------      -------   ------    -------
      Total held to maturity
        securities                      93         (72)       21        (241)      (67)      (308)         574        5        579
Dividends on FHLB                        3           4         7           4         5          9           24        7         31
Interest on trust                       33           0        33
Interest on trading account
 securities                              0         (58)      (58)         47        (2)        45           11        1         12
Interest on total loans                896        (175)      721       1,845      (558)     1,287        2,215      668      2,883
                                   -------      ------     -----     -------    ------     ------      -------   ------    -------

  Total interest income              1,340        (323)    1,017       1,734      (594)     1,140        2,392    1,014      3,406
                                   -------      ------     -----     -------    ------     ------      -------   ------    -------
INTEREST EXPENSE

Interest bearing liabilities
Deposits
  Transaction                           72          (0)       72          81       (17)        64          252     (193)        59
  Saving s & Money Market               66          27        93           8        69         77         (113)      (7)      (120)
  Time                                 347          55       402         508      (131)       377        1,004    1,156      2,160
                                   -------      ------     -----     -------    ------     ------      -------   ------    -------

    Total interest expense             485          82       567         597       (79)       518        1,143      956      2,099
                                   -------      ------     -----     -------    ------     ------      -------   ------    -------

Change in net interest income      $   855      $ (405)    $ 450     $ 1,137    $ (515)    $  622      $ 1,249   $   58    $ 1,307
                                   =======      ======     =====     =======    ======     ======      =======   ======    =======

(1) The change in  interest  due to both rate and volume has been  allocated  to volume.

Investment Securities:

             The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's policy with regard to investments is as follows:

    Trading Securities are carried at fair value. Changes in market value are included in other operating income. The trading securities balance for December 31, 1997, 1996, and 1995 was zero.

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

             At December 31, the amortized cost of securities and their approximate fair value were as follows (in thousands):

Available for Sale Securities:
                                                                                                        Carrying
                                                                     Gross               Gross           Amount
                                                 Amortized         Unrealized         Unrealized      (Approximate
                                                   Cost               Gains             Losses         Fair Value)
December 31, 1997:
U.S. Treasury and other U.S.
  government agencies and corporations           $22,037              $    20                             $22,057
Obligations of states and political
  subdivisions                                     2,268                   58                               2,326
Other securities                                   1,311                  919                               2,230
                                                 -------              -------          -------            -------
Total                                            $25,616              $   997          $                  $26,613
                                                 =======              =======          =======            =======

December 31, 1996:
U.S. Treasury and other U.S.
 government  agencies and corporations           $ 3,998                               $    44            $ 3,954
Obligations of states and
  political subdivisions                           4,140              $   113                               4,253
Other securities                                     655                  361                               1,016
                                                 -------              -------          -------            -------
Total                                            $ 8,793              $   474          $    44            $ 9,223
                                                 =======              =======          =======            =======





December 31, 1995:
U.S. Treasury securities                         $ 2,000                               $     2            $ 1,998

Securities of U.S. government
  agencies and corporations                        5,000              $     6               39              4,967
Obligations of states and
  political subdivisions                           5,013                   94               20              5,087
Other securities                                     499                  133                                 632
                                                 -------              -------          -------            -------
Total                                            $12,512              $   233          $    61            $12,684
                                                 =======              =======          =======            =======



Held to Maturity Securities:                     Carrying             Gross              Gross          Approximate
                                                  Amount            Unrealized        Unrealized           Fair
                                             (Amortized Cost)          Gain              Losses            Value
December 31, 1997:
U. S. Agencies                                   $ 3,000                               $   (11)           $ 2,989
Obligations of states and
  political subdivisions                          36,219              $ 2,023                              38,242
                                                 -------              -------          -------            -------
Total                                            $39,219              $ 2,023          $   (11)           $41,231
                                                 =======              =======          =======            =======
December 31, 1996:
U. S. Agencies                                   $ 4,000                               $    59            $ 3,941
Obligations of states and
  political subdivisions                          35,997              $ 1,940                7             37,930
                                                 -------              -------          -------            -------
Total                                            $39,997              $ 1,940          $    66            $41,871
                                                 =======              =======          =======            =======
December 31, 1995:
U. S. Agencies                                   $ 1,598              $     2                             $ 1,600
Obligations of states and
  political subdivisions                          33,619                1,846          $     8             35,457
                                                 -------              -------          -------            -------
Total                                            $35,217              $ 1,848          $     8            $37,057
                                                 =======              =======          =======            =======


Gross realized gains on sales of U.S. government and agency securities categorized as available for sale securities were $250,000 in 1997, and $31,000 in 1996 and 1995. There were no gross realized losses on sale of available for sale securities in 1997, 1996 or 1995.

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

             Scheduled maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost of approximately $1,310,000 and a carrying value of approximately $2,230,000) at December 31, 1997, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay with or without penalty.

             The following table sets forth the maturities of investment securities at December 31, 1997, based on their amortized cost, and the weighted average yields of such securities. Tax-equivalent adjustments have been made in calculating yields on obligations of state and political subdivisions.

Maturity Distribution and Yields of Investment Securities:


                                                          Held to Maturity                    Available for Sale
                                                       ----------------------              -----------------------
                                                       Weighted                            Weighted
                                                       Average       Amortized              Average        Amortized
                                                       Yield(1)        Cost                 Yield(1)         Cost
December 31                                             1997           1997                   1997           1997
-----------                                            --------      ---------             ---------       -------
                                                                         (Dollars in thousands)
U.S. Treasury obligations
  Due within one year                                     --             --                   6.05%        $ 1,994
  Due after one year but within five years                --             --                   5.92%          9,046
  Due after five years but within ten years               --             --                  --               --
  Due after ten years                                     --             --                  --               --
                                                      ---------       -------            ---------         -------
      Total                                               --             --                   5.94%         11,040

U.S. government agency securities
  Due within one year                                     --             --                   5.67%          6,000
  Due after one year but within five years                 6.24%      $ 3,000                 6.36%          3,998
  Due after five years but within ten years               --             --                   7.04%          1,000
  Due after ten years                                     --             --                  --               --
                                                      ---------       -------            ---------         -------
      Total                                                6.24%        3,000                 6.05%         10,998

State and municipal bonds
  Due within one year                                      8.69%        1,794                 5.56%            425
  Due after one year but within five years                 8.99%       12,783                 6.88%            624
  Due after five years but within ten years                8.63%       10,971                 7.74%            499
  Due after ten years                                      8.45%       10,671                 8.27%            720
                                                      ---------       -------            ---------         -------
      Total                                                8.71%       36,219                 7.26           2,268

Grand Total                                                8.52%      $39,219                 6.11%        $24,306
                                                      =========       =======            =========         =======

----------------------
(1) Tax-equivalent basis at fiscal year end.
                                                                               9

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

          Major classifications of loans at December 31 are summarized as follows (in thousands):

                                               1997           1996           1995           1994           1993

Commercial, financial and agricultural      $ 64,666       $ 63,944       $ 53,044       $ 46,347       $ 38,897
Real estate - construction                     1,688          1,135          2,838          2,333          1,754
Real estate - mortgage                        45,590         46,673         41,967         30,366         16,467
Installment                                   44,510         43,863         39,034         36,185         31,836
Other                                         13,390         13,283         12,888         11,899         11,875
                                            --------       --------       --------       --------       --------
Total loans receivable                       169,844        168,898        149,771        127,130        100,829

Less:
Allowance for loan losses                      1,702          1,254          1,325          1,144          1,066
Deferred loan fees                               636            661            638            523            306
                                            --------       --------       --------       --------       --------
Net loans receivable                        $167,507       $166,983       $147,808       $125,463       $ 99,457
                                            ========       ========       ========       ========       ========


             At December 31, 1997 and 1996, the Bank serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market, such loans totaling approximately $88,640,000 and $90,744,000, respectively, as of such date.

             The Bank was contingently liable under letters of credit issued on behalf of its customers in the amount of $1,189,000 and $521,000 at December 31, 1997 and 1996, respectively. At December 31, 1997 commercial and consumer lines of credit, and real estate loans of approximately $17,739,000 and $919,000, respectively, were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Bank's involvement in these instruments and do not necessarily represent the actual amount subject to credit loss.


Maturity Distribution and Interest Rate Sensitivity of Loans

             The following table shows the maturity of certain loan categories. Excluded categories are residential mortgages of 1-4 family residences, installment loans and lease financing outstanding as of December 31, 1997. Also provided with respect to such loans are the amounts due after one year, classified according to the sensitivity to changes in interest rates:


                                                                   Maturing
                                        -------------------------------------------------------------
                                         Within          After One             After
                                        One Year     Through Five Years      Five Years       Total
                                        --------     ------------------      ----------       -----
                                                            (Millions of dollars)
Commercial, financial and
   agricultural                         $ 5,375          $17,382               $41,909        $64,666
Real Estate - construction                1,688                                                 1,688
                                        -------          -------               -------        -------
                                        $ 7,063          $17,382               $41,909        $66,354
                                        =======          =======               =======        =======

Loans maturing after one year with:
   Fixed interest rates                                    9,557                22,555
   Variable interest rates                                 7,825                19,354
                                                         -------               -------

                                                         $17,382               $41,909
                                                         =======               =======


Impaired, Nonaccrual, Past Due, Restructured Loans, and Other Real Estate Owned

         At December 31, 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 was approximately $4,353,000. No significant impaired balances required a valuation allowance at December 31, 1997. For the year ended December 31, 1997, the average recorded investment in loans for which impairment has been recognized was approximately $3,454,000. During the portion of the year that the loans were impaired the Company recognized interest income of approximately $153,000 for cash payments received.

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

         Nonperforming loans at December 31 are summarized as follows (in thousands):
                                          11

                                       1997    1996    1995    1994    1993
                                     ------  ------  ------  ------  ------
Nonaccrual loans                     $  536  $1,190  $  282  $  421  $  334
Loans 90 days past due but still
accruing interest                       244      14      15      22      84
Restructured loans                       --      --      --      --      --
Other real estate owned                 212      69      87      --      --
                                     ------  ------  ------  ------  ------
     Total                           $  992  $1,273  $  384  $  443  $  418
                                     ======  ======  ======  ======  ======

             If interest on nonaccrual loans had been accrued, such income would have approximated $32,000 in 1997, $82,000 in 1996, and $37,000 in 1995.
Interest  income of  $28,000 in 1997,  $27,000  in 1996,  and $8,000 in 1995 was
recorded in connection with payments received on certain nonaccrual loans.

            Based on its review of impaired, past due and nonaccrual loans and other information known to management at the date of this Report, in addition to the nonperforming loans included in the above table, management has identified 18 loans in the aggregate principal amount of $341,000 about which it has serious doubts regarding the borrowers' ability to comply with present loan repayment terms, such that said loans might subsequently be classified as nonperforming.

            At December 31, 1997, there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.


Summary of Loan Loss Experience:

            The following table summarizes the Company's loan loss experience for the years ended December 31:

December 31 (dollars in thousands)                        1997           1996           1995           1994           1993
                                                      --------       --------       --------       --------       --------
Average amount of gross loans outstanding             $167,496       $157,644       $137,613       $114,577       $ 92,399

Balance of allowance for loan losses
  at beginning of period                                 1,254          1,325          1,144          1,066          1,105
Loans charged off:
  Commercial, financial and agricultural                     8            538            139             39             61
  Real Estate - construction                                 0              2              0              0              0
  Real Estate - mortgage                                   128            139             27              0              0
  Installment                                              193            118            106            125            107
  Other                                                     33             16              9             21             21
                                                      --------       --------       --------       --------       --------
Total loans charged off                                    362            813            281            185            189
Recoveries of loans previously charged off:
  Commercial, financial and agricultural                    15              7             52             10             21
  Real Estate - construction                                 0              0              0              0              2
  Real Estate - mortgage                                     4              0              9              0              0
  Installment                                               20             14             23             12             16
  Other                                                      1              1              3              1              1
                                                      --------       --------       --------       --------       --------
Total recoveries of loans
  previously charged off                                    40             22             87             23             40
                                                      --------       --------       --------       --------       --------
Net loans charged off                                      322            791            194            162            149
  Provisions for loan losses                               770            720            375            240            110

Balance of allowance for loan losses
  at end of period                                    $  1,702       $  1,254       $  1,325       $  1,144       $  1,066
                                                      ========       ========       ========       ========       ========



                                                          1997           1996           1995           1994           1993
                                                      --------       --------       --------       --------       --------
Ratio of net charge-offs to
  average loans outstanding                                .19%           .50%           .14%           .14%           .16%
Allowance for loan losses to
  total loans                                             1.00%           .74%           .88%           .90%          1.06%

---------------------------------------------------------------------------------------------------------------------------

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

             The Company evaluates the adequacy of its Allowance by specific categories of loans rather than on an overall basis. In determining the adequacy of the Allowance, management considers such factors as the Bank's lending policies, historical loan loss experience, non-performing loans and problem credits, evaluations made by bank regulatory authorities, assessment of economic conditions, and other appropriate data in its attempt to identify the risks in the loan portfolio. While these factors are essentially judgmental, the management of the Company believes that its Allowance at December 31, 1997, was adequate against foreseeable losses in its loan portfolio at that time. The risk of nonpayment of loans is inherent in commercial banking, and, while management has procedures in place to indentify loans with more than a normal risk of default, it is not always possible to identify all such potential problem credits. To some extent, the degree of perceived risk is taken into account in establishing the structure of, and interest rates and security for, specific loans and various types of loans. The Bank also attempts to minimize its credit risk exposure by use of thorough loan application, approval and review procedures.

             The following table shows the allocation of the Company's Allowance and the percent of loans in each category to total loans at the dates indicated
(dollars in thousands).

December 31                                           1997             1996           1995              1994              1993
                                                --------------    -------------   -------------    --------------   ----------------
                                                Allowance     %  Allowance    %    Allowance    %   Allowance    %   Allowance    %
                                                  for        of     for      of      for       of     for       of     for       of
                                                 Losses    Loans  Losses    Loans   Losses   Loans   Losses    Loan   Losses   Loans
                                                 ------    -----  -------   -----   ------   -----   ------    ----   ------   -----
Loan Categories:
Commercial, financial and agricultural           $  993      58%  $  765      61%  $  875      66%  $  583      51%  $  593      39%
Real Estate - construction                          -0-      --      -0-      --      -0-       --     -0-      --      -0-      --
Real Estate - mortgage                               89       5%     117       9%     106       8%     114      10%      41      18%
Installment                                         400      24%     372      30%     344      26%     447      39%     432      43%
Other                                               -0-      --      -0-      --      -0-      --      -0-      --      -0-      --
Unallocated                                         220      13%     -0-      --      -0-      --      -0-      --      -0-      --
                                                 ------    -----  -------   -----  -------   -----  -------   -----  -------   -----
   Total                                         $1,702     100%  $1,254     100%  $1,325     100%  $1,144     100%  $1,066     100%
                                                 ======    =====  =======   =====  =======   =====  =======   =====  =======   =====


             The Allowance totaled $1,702,000, or 1.00% of total loans outstanding at December 31, 1997. Based on management's evaluation of the current loan portfolio and economic trends during 1997, the Bank made a provision to its Allowance of $770,000 which was due primarily to the increase in loan volume and loans charged off during 1997. Management's continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future funding levels.

Certificates of Deposit

             Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1997 are summarized as follows (dollars in thousands):

                                          $100,000 or More -Time
                                         Certificates of Deposit
                                         -----------------------
Remaining maturities:
Three months or less                             $ 5,819

Over three through six months                      5,724

Over six through twelve months                     5,648

Over twelve months                                   723
                                                 -------
     TOTAL                                       $17,914
                                                 =======

             As of December 31, 1997, the Company did not have any brokered deposits. In general, it is the Company's policy not to accept brokered deposits.

Return on Equity and Assets:

             The  following  table sets forth certain  financial  ratios for the
Company:
                                                        December
                                             ------------------------------
                                             1997         1996         1995
                                             ----         ----        -----
 Return on average equity (net income
  divided by average equity)                19.67%       18.09%       20.44%

Return on average assets (net income
  divided by average total assets)           1.93%        1.66%        1.79%

Equity to assets ratio (average equity
  divided by average total assets)           9.80%        9.18%        8.74%

Dividend payout ratio (dividends
  divided by net income)                    24.96%       31.31%       23.27%


Short Term Borrowings

             At December 31, 1997, 1996 and 1995, the Bank did not have any short term borrowings outstanding.


SUPERVISION AND REGULATION

The Effect of Government Policy on Banking

             The earnings and growth of the Company are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Board of Governors of the Federal Reserve System ("FRB") influences the supply of money through its open market operations in U.S. Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Company cannot be predicted. Additionally, state and federal tax policies can impact banking organizations. Effective January 1, 1997, applicable California bank and corporation tax rates were reduced by 5% in order to keep California competitive with other western states.

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

             The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such the Company and the Bank are subject to examination by, and may be required to file reports with, the California Commissioner of Financial Institutions (the "Commissioner").

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

             California "opted in" to the Interstate Banking and Branching Act provisions regarding interstate branching by enacting the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 ("IBBA"). Under the IBBA, (a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire an existing 5 year old California bank or industrial loan company by merger or purchase; (b) California state-chartered banks will be empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states and (c) the Commissioner will be authorized to approve an interstate acquisition or merger which would result in a deposit concentration exceeding 30% if the Commissioner finds that the transaction is consistent with public convenience and advantage. However, the IBBA prohibits a state bank chartered in a state other than California from entering California by purchasing a California branch office of a California bank or industrial loan company without purchasing the entire entity or by establishing a de novo California branch office. The legislation also contains extensive provisions governing intrastate and interstate (a) intra-industry sales, mergers and conversions between banks and between industrial loan companies and (b) inter-industry transactions involving banks, savings associations and industrial loan companies.

             Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies.

             The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. See the section entitled "Restrictions on Dividends and Other Distributions" for additional restrictions.

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

             The FRB has adopted comprehensive amendments to Regulation Y which became effective April 21, 1997, and are intended to improve the competitiveness of bank holding companies by, among other things: (i) expanding the list of permissible nonbanking activities in which well-run bank holding companies may engage without prior FRB approval, (ii) streamlining the procedures for well-run bank holding companies to obtain approval to engage in other nonbanking activities and (iii) eliminating most of the anti-tying restrictions imposed upon bank holding companies and their nonbank subsidiaries. Amended Regulation Y also provides for a streamlined and expedited review process for bank acquisition proposals submitted by well-run bank holding companies and eliminates certain duplicative reporting requirements when there has been a further change in bank control or in bank directors or officers after an earlier approved change.

             In order for a bank holding company to qualify as "well-run," both it and the insured depository institutions that it controls must meet the "well-capitalized" and "well-managed" criteria set forth in Regulation Y.

             To qualify as "well-capitalized," the bank holding company must, on a consolidated basis: (i) maintain a total risk-based capital ratio of 10% or greater; (ii) maintain a Tier 1 risk-based capital ratio of 6% or greater; and
(iii) not be subject to any order by the FRB to meet a specified capital level. Its lead insured depository institution must be well-capitalized as that term is defined in the capital adequacy regulations of the applicable bank regulator, 80% of the total risk-weighted assets held by its insured depository institutions must be held by institutions that are well-capitalized, and none of its insured depository institutions may be undercapitalized.

             To qualify as "well-managed": (i) each of the bank holding company, its lead depository institution and its depository institutions holding 80% of the total risk-weighted assets of all its depository institutions at their most recent examination or review must have received a composite rating, rating for management and rating for compliance which were at least satisfactory; (ii) none of the bank holding company's depository institutions may have received one of the two lowest composite ratings; and (iii) neither the bank holding company nor any of its depository institutions during the previous 12 months may have been subject to a formal enforcement order or action.

             The permissible nonbanking activities in which bank holding companies may engage include: (i) extending credit and servicing loans; (ii) real estate and personal property appraising; (iii) arranging commercial real estate equity financing; (iv) check-guaranty services; (v) collection agency services; (vi) credit bureau services; (vii) asset management, servicing and collection; (viii) acquiring debt in default; (ix) real estate settlement services; (x) leasing personal or real property; (xi) operating nonbank depository institutions; (xii) trust company functions; (xiii) financial and investment advisory activities; (xiv) riskless principal transactions; (xv) private placement services; (xvi) foreign exchange trading for a bank holding company's own account; (xvii) dealing and related activities in gold, silver, platinum and palladium; (xviii) employee benefits consulting; (xix) career counselling services; (xx) printing and selling checks; (xxi) insurance agency and underwriting services; (xxii) community development activities; (xxiii) data processing; and (xxiv) money order, savings bond and traveler's checks services. A bank holding company's provision of these services is subject to numerous qualifications, limitations and restrictions.

Bank Regulation and Supervision

             The Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation (the "FDIC"). The regulations of these agencies affect most aspects of the Bank's business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank's activities and various other requirements. While the Bank is not a member of the FRB, it is also subject to certain regulations of the FRB dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B). The DFI was created pursuant to AB 3351, effective July 1, 1997, and combines the State Banking Department, the Department of Savings and Loan, and regulatory oversight over industrial loan companies and credit unions with the DFI. For the most part, the DFI is merely assuming the responsibilities and authorities held by the previous regulators.

             The activities of the Bank are also regulated by state law. Under California law, the Bank is subject to various restrictions on, and requirements regarding, its operations and administration including the maintenance of branch offices and automated teller machines, capital and reserve requirements, deposits and borrowings, stockholder rights and duties, and investment and lending activities. Whenever it appears that the contributed capital of a California bank is impaired, the Commissioner shall order the bank to correct such impairment. If a bank is unable to correct the impairment, such bank is required to levy and collect an assessment upon its common shares. If such assessment becomes delinquent, such common shares are to be sold by the bank. During 1996 the California Interstate Banking and Branching Cleanup Act was enacted, which revised the DFI's assessment methodology for state-chartered banks in order to provide a better basis of comparison to the method used by the Office of the Comptroller of the Currency ("OCC"). Under the revised methodology, the average assessment for state banks will be approximately 39% of the OCC's annual charges for national bank supervision.

             California law permits a state chartered bank to invest in the stock and securities of other corporations, subject to a state chartered bank receiving either general authorization or, depending on the amount of the proposed investment, specific authorization from the Commissioner. FDICIA, however, imposes limitations on the activities and equity investments of state chartered, federally insured banks. The limitations on equity investments were effective December 19, 1991, and the limitations on activities became effective December 19, 1992. The FDIC rules on investments prohibit a state bank from acquiring an equity investment of a type, or in an amount, not permissible for a national bank. Non-permissible investments must have been divested by state banks no later than December 19, 1996. FDICIA prohibits a state bank from engaging as a principal in any activity that is not permissible for a national bank, unless the bank is adequately capitalized and the FDIC approves the activity after determining that such activity does not pose a significant risk to the deposit insurance fund. The FDIC rules on activities generally permit subsidiaries of banks, without prior specific FDIC authorization, to engage in those that have been approved by the FRB for bank holding companies because such activities are so closely related to banking to be a proper incident thereto. Other activities generally require specific FDIC prior approval, and the FDIC may impose additional restrictions on such activities on a case-by-case basis in approving applications to engage in otherwise impermissible activities.

             During 1996, the OCC adopted a regulation to revise and streamline its procedures with respect to corporate activities of national banks, effective December 31, 1996. These revised standards allow the OCC to approve, on a case-by-case basis, the entry of bank operating subsidiaries into a business incidental to banking, including activities in which the parent bank is not permitted to engage. Such a standard allows a national bank to conduct an activity approved for a bank holding company through a bank operating subsidiary such as acting as an investment or financial advisor, leasing personal property and providing financial advice to customers. In general, these revised standards will be available to well-capitalized or adequately capitalized national banks.


Capital Standards

             The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as certain loans.

             In determining the capital level the Bank is required to maintain, the federal banking agencies do not, in all respects, follow generally accepted accounting principles ("GAAP") and has special rules which have the effect of reducing the amount of capital it will recognize for purposes of determining the capital adequacy of the Bank. These rules are called Regulatory Accounting Principles ("RAP"). In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. Future changes in the regulations or practices of the federal banking agencies could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Company to grow and could restrict the amount of profits, if any, available for the payment of dividends.

             A banking organization's  risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock, other types of qualifying preferred stock and minority interests in certain subsidiaries, less most other intangible assets and other adjustments. Net unrealized losses on available-for-sale equity securities with readily determinable fair value must be deducted in determining Tier 1 capital. Additionally as of April 1, 1995, for Tier 1 capital purposes, deferred tax assets that can only be realized if an institution earns sufficient taxable income in the future will be limited to the amount that the institution is expected to realize within one year, or ten percent of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, term preferred stock and other types of preferred stock not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off balance sheet items of 4%.

             On September  16, 1997,  the FDIC adopted a final rule lowering the risk-based capital requirements for certain small business loans and leases sold with recourse. The final rule on small business loans and leases sold with recourse essentially makes permanent an interim interagency rule in effect since 1995 that reduced the minimum capital levels that institutions must maintain for those transactions. Under the final rule, a qualifying institution that sells small business loans and leases with recourse must hold capital only against the amount of recourse retained. In general, a qualifying institution is one that is well-capitalized under the FDIC's prompt corrective action rules. The amount of recourse that can receive the preferential capital treatment cannot exceed 15% of the institution's total risk-based capital.

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

             The following tables present the capital ratios for the Company and
the  Bank,   compared  to  the   standards   for   well-capitalized   depository
institutions,  as of December 31, 1997 (amounts in thousands  except  percentage amounts).
Company:                                                                         To Be Well
                                                       Actual                Capitalized Under     Minimum For
                                              ---------------------          Prompt Corrective  Capital Adequacy
                                               Capital        Ratio          Action Provisions      Purposes
                                              --------       ------             -----------        -----------
  Tier 1 capital
      (to average assets)                     $ 27,185        9.94%                 N/A                4.0%
  Tier I capital
      (to risk weighted assets)               $ 27,185       14.80                  N/A                4.0
  Total capital
      (to risk weighted assets)               $ 28,887       15.73                  N/A                8.0


Bank:

  Tier 1 capital
      (to average assets)                     $ 25,063        9.24%                 5.0%                4.0%
  Tier I capital
      (to risk weighted assets)               $ 25,063       13.76                  6.0                 4.0
  Total capital
      (to risk weighted assets)               $ 26,765       14.69                 10.0                 8.0

         Banking agencies have adopted final regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. Banking agencies also have recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluation of a bank's capital adequacy. This final rule does not codify a measurement framework for assessing the level of a bank's interest rate risk exposure. The information and exposure estimates collected through a new proposed supervisory measurement process, described in the banking agencies' joint policy statement on interest rate risk, would be one quantitative factor used to determine the adequacy of an individual bank's capital for interest rate risk. The focus of that proposed process is on a bank's economic value exposure. Other quantitative factors include the bank's historical financial performance and its earnings exposure to interest rate movements. Examiners also will consider qualitative factors, including the adequacy of the bank's internal interest rate risk management. The banking agencies intend for this case-by-case approach for assessing a bank's capital adequacy for interest rate risk to be a transitional arrangement.

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

         Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:



"Well capitalized"                      "Adequately capitalized"
------------------                      ------------------------
Total risk-based capital of 10%;        Total risk-based capital of 8%;
Tier 1 risk-based capital of 6%; and    Tier 1 risk-based capital of 4%; and
Leverage ratio of 5%.                   Leverage ratio of 4%.



"Undercapitalized"                      "Significantly undercapitalized"
----------------------                  --------------------------------
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

         As required by FDICIA, the FDIC adopted a transitional risk-based assessment system for deposit insurance premiums which became effective January 1, 1993. On November 14, 1995 the Board of Directors of the FDIC adopted a resolution to reduce to a range of 0 to 27 basis points the assessment rates applicable to deposits assessable by the BIF for the semiannual assessment period beginning January 1, 1996. The revised assessment schedule would retain the risk based characteristics of the current system. On November 26, 1996 the FDIC decided to continue in effect the current BIF assessment rate schedule.

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

         Pursuant to the Funds Act, the FDIC imposed a special one-time assessment on all institutions that held SAIF assessable deposits as of March 31, 1995 of an estimated 65.7 cents per $100 of SAIF assessable deposits. Certain discounts and exemptions from the assessment were available. For example, BIF-member banks that had acquired SAIF-insured deposits from thrifts were generally entitled to a 20% discount on the special assessment if the bank satisfied certain statutory thresholds (the bank's acquired SAIF deposits, as adjusted, must be less than half of its total domestic deposits). Furthermore, beginning January 1, 1997, all FDIC-insured institutions were to be assessed to cover the interest payments due on FICO bonds. For calendar years 1997 through 1999, BIF members will pay one-fifth the rate SAIF members will pay, and beginning in 2000 both types of institutions will pay the same rate. BIF members were required to pay a FICO assessment of approximately 1.3 basis points for the first semiannual FICO assessment in 1997.

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


Recently Enacted Legislation

         The Taxpayer Relief Act of 1997 provides for Education Individual Retirement Accounts ("Education IRA"), a new type of tax-free savings vehicle to pay qualified higher education expenses. A maximum of $500 per year may be contributed to Education IRAs for any beneficiary under the age of 18 years, provided the contributor has adjusted gross income for the year not exceeding $95,000 ($150,000 for joint returns). No income tax deduction is provided for a contribution to an Education IRA. Until a distribution is made from an Education IRA, earnings on contributions to the account are not subject to tax. In addition, distributions from an Education IRA are excludable from gross income to the extent that the distribution does not exceed qualified higher education expenses incurred by the beneficiary during the year the distribution is made. The trustee or custodian of an Education IRA must be a bank or another person approved by the Internal Revenue Service ("IRS"), including any entity already approved by the IRS to be a nonbank trustee or custodian of an IRA.

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

         In June 1997, the U.S. Environmental Protection Agency ("EPA") issued its official policy with regard to the liability of lenders under CERCLA as a result of the enactment of the Asset Conservation, Lender Liability and Deposit Insurance Protection Act of 1996 (the "Asset Conservation Act"). By way of background, in 1992 the EPA issued its CERCLA Lender Liability Rule which was intended to be a regulation for the enforcement of CERCLA as to lenders. In 1994 the Lender Liability Rule was stricken by the U.S. Court of Appeals for the District of Columbia in Kelley v. EPA. The EPA retained the Lender Liability Rule, characterizing it as its internal enforcement policy. The Asset Conservation Act adopted language similar to the EPA's Lender Liability Rule. In its June 1997 announcement, the EPA indicated that it will treat those provisions of the Lender Liability Rule that are similar to the Asset Conservation Act "as guidance in interpreting" the lender liability exemption under the Act.

         In 1997, California adopted the Environmental Responsibility Acceptance Act (Cal. Civil Code ss.ss. 850-855). The main purposes of the Act are to facilitate (i) the notification of government agencies and potentially responsible parties (e.g., for cleanup) of the existence of contamination and
(ii) the cleanup or other remediation of contamination by the potentially responsible parties. The Act requires owners of sites who have actual awareness of a release of a hazardous material that exceeds a specified notification threshold to take all reasonable steps to identify the potentially responsible parties and to send a notice of potential liability to the parties and the appropriate oversight agency. Potentially responsible parties that receive such notice must respond with either a "commitment statement" to conduct certain response actions (as defined in the Act) or a "negative response." Potentially responsible parties who become aware of a release must provide the owner with a report of the release and either a "commitment statement" or a "negative response." Persons failing to provide the requisite notice lose certain rights to damages. Neither the failure to issue a "commitment statement" nor its issuance is to be construed as an admission of liability for the release. Commitment statements that are accepted run with the land, thereby binding future owners. The notification requirements of the Act do not take effect until July 31, 1998. However, the Act's notification requirements apply to past releases, if they occurred after January 1, 1995. Notices for such past releases must be given by December 31, 1998.


Pending Legislation and Regulations

         There are pending legislative proposals to reform the Glass-Steagall Act to allow affiliations between banks and other firms engaged in "financial activities," including insurance companies and securities firms.

         On September 16, 1997, the FDIC proposed two new rules governing minimum capital levels that FDIC-supervised banks must maintain against the risks to which they are exposed. The proposed rules were developed in consultation with the Office of the Comptroller of the Currency ("OCC"), the FRB, and the Office of Thrift Supervision ("OTS").

         The first proposed rule would make risk-based capital standards consistent for two types of credit enhancements (i.e., recourse arrangements and direct credit substitutes) and would require different amounts of capital for different risk positions in asset securitization transactions. Similar proposals are being considered by the other Federal banking agencies as well. Under the proposed rule, banks holding the riskiest part of a securitization would have higher capital requirements than those holding less risky sections.

         The second proposed rule would permit limited amounts of unrealized gains on equity securities to be recognized for risk-based capital purposes. The proposal on equity securities would permit institutions to include in Tier 2 capital 45% of the net unrealized pre-tax gains on available-for-sale equity securities. The proposal would increase the amount of regulatory capital for some institutions.

         Certain other pending legislative proposals include bills to let banks pay interest on business checking accounts, to cap consumer liability for stolen debit cards, and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy.

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

         However, smaller independent financial institutions also represent a competitive force. To illustrate the Bank's relative market share, total deposits in banks in Shasta County, California, at June 30, 1997 approximated $1,291,360,000. The Bank's deposits at June 30, 1997 represented approximately 15.51% of such figure.

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

        Shares of Company Common Stock eligible for future sale could have a dilutive effect on the market for Company Common Stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 20,000,000 shares of common stock, of which approximately 1,839,092 were outstanding December 31, 1997. Pursuant to its stock option plans, at December 31, 1997, the Company had outstanding options to purchase 250,912 shares of Company Common Stock. As of December 31, 1997, 225,948 shares of Company Common Stock remained available for grants under the Company's stock option plans. Sales of substantial amounts of Company Common Stock in the public market could adversely affect the market price of Common Stock.

         A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 1997, real estate served as the principal source of collateral with respect to approximately 57.9% of the Company's loan portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available-for-sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value for Company Common Stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

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

Year 2000 Compliance

    The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

    The Company believes it has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The Company currently plans on completing the testing process of all significant applications by December 31, 1998.

    In addition, the Company has communicated with significant borrowers and others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

    The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

ITEM 2.  DESCRIPTION OF PROPERTY

           The Company's principal executive office is located at 880 E. Cypress Avenue, Redding, Shasta County, California. The office, which occupies approximately 2,100 square feet of space, is located within the Enterprise Office of its subsidiary, North Valley Bank.

           The Bank owns the land and building on which its headquarters office is located at 880 E. Cypress Avenue, Redding, California, as well as the land and buildings on which the Hayfork, Anderson, Weaverville, Redding and Country Club (Bechelli Lane) branches are located. On February 2, 1990, the Bank completed construction on a 6,000 square foot building adjacent to the 880 E. Cypress location. Such building and land, owned by the Bank and located at 836
E. Cypress Avenue, currently houses Bank Processing, Inc., and the Bank's Customer Service centers. Construction costs were approximately $376,000. During the year ended December 31, 1995, the Bank purchased, in the ordinary course of business, the Hayfork facility for $134,000 which the Bank previously leased from a former board member. The Palo Cedro and Westwood Village branches as well as the warehouse facilities for the Bank located at 1401 Gold Street, Redding, California, are located in leased facilities or on leased land with various lease expiration dates through August 14, 2005. During the year ended December 31, 1997, the Bank purchased land in the city of Shasta Lake for $176,000 and completed construction on a 4,250 square foot building for approximately $805,000 to relocate the Shasta Dam facility. It opened for business on October 14, 1997. On January 20, 1998, the Bank opened its first grocery store branch in Cottonwood, CA, and leases 540 square feet located in Holiday Market.

           During the year ended December 31, 1997, the Company spent $77,000 for rental of the Shasta Dam, Westwood Village, Palo Cedro offices, and the warehouse of the Bank. Net occupancy expenses for all facilities for the year ended December 31, 1997, were $503,000. In the opinion of management, the properties are adequately covered by insurance.

           From  time  to  time,   the  Bank  acquires  real  property   through
foreclosure of defaulted loans. The Bank's policy is not to use or permanently retain any such properties but to resell them when practicable.

           Permissible investments of banks and bank holding companies are subject to regulation and limitation by Federal and State agencies. For example, federal law prohibits the Bank from making any investment which is prohibited for national banks. See " Financial Condition" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation for more information on investments in loans and securities. See "Supervision and Regulation" in Item 1, Description of Business, for additional information related to investment policies.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Form 10-K.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         North Valley Bancorp's common stock is listed on the Electronic Bulletin Board under the symbol (NOVB) and is not listed on the national market. It is anticipated, however, that early in the second quarter of 1998, the Company will become listed on the Nasdaq national market under the symbol NOVB.

           The following table summarizes trades of which the Company had knowledge, setting forth the high and low bid prices, reflects inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions for the periods indicated.



                                       Bid Price of
      Quarter Ended:                   Common Stock              Approximate            Cash
      -------------                    ------------                Trading            Dividends
                                   Low            High              Volume            Declared
                                   ---            ----              ------            --------
March 31, 1996                    19.25          24.00              51,966              ---
June 30, 1996                     22.25          25.00              65,173              .35
September 30, 1996                20.75          22.75              66,518              ---
December 31, 1996                 21.00          23.00              66,407              .35

March 31, 1997                    21.13          24.00              50,006              ---
June 30, 1997                     23.75          28.50              56,391              .35
September 30, 1997                30.00          32.00              81,867              ---
December 31, 1997                 31.13          32.38              66,623              .35

 -----------------------------------
                  The above information was provided by Hoefer & Arnett, Inc., Sutro & Co. and the Company, based upon trades of which management was aware, and does not include purchases of stock pursuant to the exercise of employee stock options or other private transactions.


The Company had approximately 890 shareholders of record as of March 1, 1998.

           See "Supervision and Regulation -- Restrictions on Dividends and Other Distributions" and "Bank Regulation and Supervision" in Item 1, Description of Business, for information related to shareholder and dividend matters including information on limitations on dividends.

ITEM 6. SELECTED FINANCIAL DATA

North Valley Bancorp & Subsidiaries

FINANCIAL HIGHLIGHTS & SUMMARY OF SELECTED FINANCIAL DATA
(Dollars In Thousands Except Per Share Data)

FOR THE YEAR ENDED DECEMBER 31                 1997             1996             1995             1994            1993
Net interest income                         $   11,089       $   10,564       $    9,910       $    8,718       $    7,666
Net income                                  $    5,145       $    4,107       $    4,083       $    3,212       $    3,011
Performance ratios:
     Return on average assets                     1.93%            1.66%            1.79%            1.54%            1.59%
     Return on average equity                    19.67%           18.09%           20.44%           19.03%           20.28%
Capital Ratios:
Risk based capital:
     Tier 1 (4% Minimum Ratio)                   14.80%           12.58%           12.76%           13.09%           13.14%
     Total (8% Minimum Ratio)                    15.73%           13.29%           13.57%           13.91%           14.04%
Leverage Ratio                                    9.94%            8.98%            8.87%            8.49%            7.75%

BALANCE SHEET DATA AT DECEMBER 31
Assets                                      $  270,757       $  256,877       $  235,072       $  213,956       $  201,068
Investment securities and
  federal funds sold                        $   78,932       $   67,320       $   64,501       $   64,829       $   86,014
Net loans                                   $  167,507       $  166,983       $  147,808       $  125,463       $   99,457
Deposits                                    $  238,522       $  229,228       $  211,075       $  193,541       $  183,319
Stockholders' equity                        $   28,066       $   23,900       $   20,973       $   17,926       $   15,705

COMMON SHARE DATA
Net income(1)
     Basic                                  $     2.81       $     2.23       $     2.22       $     1.76       $     1.66
     Diluted                                $     2.78       $     2.20       $     2.20       $     1.74       $     1.64
Dividends:
     Cash                                   $     0.70       $     0.70       $     0.64       $     0.70       $     0.70
     Stock                                        --               --     3 for 2 Stock Split        --                 25%
Year end book value                         $    15.27       $    13.11       $    11.39       $     9.79       $     8.65
  (acutual shares outstanding)
Actual Shares Outstanding                    1,839,092        1,823,688        1,841,048        1,829,933        1,814,817

SUMMARY OF OPERATIONS
Total interest income                       $   19,733       $   18,641       $   17,469       $   14,178       $   12,921
Total interest expense                           8,644            8,077            7,559            5,460            5,255
                                            ----------       ----------       ----------       ----------       ----------
Net interest income                             11,089           10,564            9,910            8,718            7,666
Provision for possible loan losses                 770              720              375              240              110
                                            ----------       ----------       ----------       ----------       ----------
Net interest income after
  provision for loan losses                     10,319            9,844            9,535            8,478            7,556
Total non interest income                        4,138            2,581            2,630            2,477            2,676
Total non interest expense                       8,312            6,786            6,412            6,404            6,170
                                            ----------       ----------       ----------       ----------       ----------
Income before provision for income
  taxes and cumulative effect of
  change in accounting principle                 6,145            5,639            5,753            4,551            4,062

Provision for income taxes                       1,000            1,532            1,670            1,339            1,178
                                            ----------       ----------       ----------       ----------       ----------
Income before cumulative effect of
  change in accounting principle                 5,145            4,107            4,083            3,212            2,884
Cumulative effect of change in
  accounting principle                            --               --               --               --                127
                                            ----------       ----------       ----------       ----------       ----------
Net income                                  $    5,145       $    4,107       $    4,083       $    3,212       $    3,011
                                            ==========       ==========       ==========       ==========       ==========

(1) Net income per share amounts have been adjusted to give effect to a three-for-two stock split effected in the form of a 50% stock dividend on November 1, 1995 and a 25% stock dividend declared in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

          Certain statements in this Annual Report on Form 10-K (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Shasta County; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets.


Earnings Summary

          For the year ended December 31, 1997, the Company achieved earnings of $5,145,000 as compared to $4,107,000 in 1996. On a per share basis, net income on a diluted basis was $2.78 for 1997 and $2.20 for 1996. Net income increased primarily due to the increase in net interest income, a lower effective tax rate, and the proceeds from a life insurance policy on the Company's President & CEO. The Company's return on average total assets and average shareholders' equity were 1.93% and 19.67% in 1997, compared with 1.66% and 18.09% in 1996.


Net Interest Income

          Net interest income is the principal source of the Company's operating earnings. It represents the difference between interest earned on loans and other investments and interest paid on deposits. The amount of interest income and expense is affected by changes in volume and mix of earning assets and interest-bearing deposits, along with changes in interest rates.

          Net interest  income has been adjusted to a fully  taxable  equivalent
(FTE) basis for tax-exempt investments included in earning assets. Net interest income (FTE) was $12,104,000 in 1997, as compared to $11,655,000 in 1996. The increase in net interest income for 1997 resulted primarily from the increase in investment securities and loans.

          Average loans increased to $167,496,000 in 1997, or 6.25% over 1996, with an increase in average available for sale securities of 42.20% and average held to maturity securities of 2.26%. Total interest income (FTE) increased to $20,748,000 in 1997 compared to $19,732,000 in 1996, representing a 5.15%
increase.

          Average interest-bearing deposits in 1997 totaled $206,125,000, as compared to $194,360,000 in 1996, or a 6.05% increase. Total interest expense increased to $8,644,000 as compared to $8,077,000 in 1996.

          Net interest margin (determined by dividing net interest income by total average interest-earning assets) was 4.95% for 1997, as compared to 5.11% at year end 1996. The slight decrease in 1997 in the net interest margin was attributed to the increases in loans, investments and deposits, offset by a decrease in the net spread (the difference between rates earned on interest earning assets and rates paid on deposits), affected primarily by a stable to declining interest rate environment and the change in the mix between loans and investment securities in 1997. Average earning assets yielded 8.49% in 1997 compared to 8.65% in 1996. The cost of funding these earning assets increased slightly during 1997 as the yield on earning assets declined slightly. Rates paid remained relatively stable at 4.19% as compared to 4.16% in 1996. The interest spread was 4.30% in 1997 compared to 4.49% in 1996.


Non-Interest Income

          Other non-interest income, which includes income derived from service charges on deposit accounts, loan servicing fees, other fees and charges, gain
(loss) on sale of securities, and insurance proceeds, increased to $4,138,000 in 1997 as compared to $2,581,000 in 1996, a $1,557,000 increase.

          A summary of non-interest income for the past three years is presented below:


Non-Interest Income
  (in thousands)                                 1997    1996    1995
                                                 ----    ----    ----
Service charges on deposit accounts            $1,400  $1,342  $1,342
Other fees and charges                            570     520     546
Gain on sale of loans                             160     160     160
Gain on sale of available for sale securities     250      31      31
Life insurance proceeds                         1,139       0       0
Gain (loss) on sale of trading securities           0    (  7)     11
Other                                             619     535     540
                                               ------  ------  ------
  Total Non-interest income                    $4,138  $2,581  $2,630
                                               ======  ======  ======

Non-Interest Expense

          Non-interest expense totaled $8,312,000 for 1997 compared to $6,786,000 in 1996. Salaries and employee benefits increased in 1997 to $4,522,000 compared to $3,934,000 in 1996, primarily due to normal salary increases, employer taxes, net pension cost for the supplemental retirement plans for directors and key executives, and a non-recurring benefit payment of $250,000.

          Occupancy and equipment expenses increased as a result of the relocation of the Shasta Dam branch to our new building and the new super market branch in Cottonwood.

          The Company experienced a reduction in FDIC insurance expense resulting from reduced premiums in 1996. Effective January 1, 1997, all FDIC-insured institutions were assessed to cover interest payments due on Financing Corporation ("FICO") bonds. The Bank's FICO assessment for 1997 was approximately 1.3 basis points semi-annually on assessable deposits. The Company also contributed $170,000 from other non-interest expense to the North Valley Bank Scholarship Fund to fund future scholarships in the community.

          The Company's efficiency ratio (derived by dividing total non-interest expenses by net interest income exclusive of provision for loan losses and non-interest income) was 54.6% in 1997 compared to 51.6% in 1996. The efficiency ratio is a measurement as to how efficiently the Company allocates its resources.

          A summary of non-interest expense for the past three years is presented below:

Non-Interest Expense
   (in thousands)                     1997      1996      1995
                                      ----      ----      ----

Salaries & employee benefits        $4,522    $3,934    $3,679
Occupancy expense                      503       456       422
Furniture & equipment expense          553       497       451
Professional services                  235       136       151
Data processing expenses               360       260       249
Printing & supplies                    232       222       216
Postage                                182       175       160
Donations                              217        35        41
FDIC & State banking assessments        70        23       249
Messenger                              139       136       128
ATM and Online expense                 247       134       134
Other                                1,052       778       532
                                    ------    ------    ------
     Total Non-interest expense     $8,312    $6,786    $6,412
                                    ======    ======    ======


Income Taxes

          In 1997 and 1996, the Company recorded a tax provision of $1,000,000 and $1,532,000, respectively. The effective income tax rate for state and federal income tax decreased to 16.3% in 1997, compared to 27.2% in 1996. The decrease in the effective income tax rate in 1997 from 1996 is mainly due to the non taxability of the proceeds from a life insurance policy. Income taxes are based on income reported in the consolidated financial statements using the effective tax rate.

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

          Nonaccrual loans consist of loans on which the accrual of interest has been discontinued and other loans where management believes that borrowers' financial condition is such that the collection of principal or interest is doubtful, or when a loan becomes contractually past due by 90 days or more with respect to interest or principal (except that when management believes a loan is well secured and in the process of collection, interest accruals are continued on loans considered by management to be fully collectible). Loans are charged off when management determines that the loan is considered uncollectible. Other real estate owned consists of real property acquired through foreclosure on the related collateral underlying defaulted loans.

          The amount of non accrual loans decreased during 1997 to $536,000 as compared to $1,190,000 in 1996.

          A summary of non-performing assets for the past three years is presented below:

Non-Performing Assets (in thousands)     1997      1996      1995
                                         ----      ----      ----

Nonaccrual loans                       $  536    $1,190    $  282
Accruing loans past due 90 days
  or more                                 244        14        15
Restructured loans                       --        --        --
Other real estate owned                   212        69        87
                                       ------    ------    ------
     Total                             $  992    $1,273    $  384
                                       ======    ======    ======


Allowance for Loan Losses

          Management's assessment of the adequacy of the allowance for loan loss and the level of the related provision for possible loan losses is based on its evaluation of current economic conditions, borrower's financial condition, loan impairment, continuing evaluation of the performing loan portfolio, continual evaluation of problem loans identified as having a higher degree of risk, off balance sheet risks, assessments by regulators and other third parties, and any other factors identified by management which may have an effect on the quality of the portfolio. At December 31, 1997, based on known information, management believed that the allowance for loan losses was adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and commitments to extend credit as of such date.

          As of December 31, 1997, the allowance for possible loan losses was $1,702,000 as compared to the December 31, 1996 amount of $1,254,000. When a loan is considered uncollectible by management it is charged against the allowance for loan losses. Any recoveries on previously charged off loans are credited back to the allowance. Net charge-offs were $322,000, $791,000, and $194,000 in 1997, 1996, and 1995, respectively. Additions to the allowance for loan losses are charged against income. A provision for loan losses of $770,000, $720,000 and $375,000 was charged to income in 1997, 1996, and 1995, respectively.

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

Liquidity and Interest Rate Sensitivity

          The fundamental objective of the Company's management is to increase shareholders' value while maintaining adequate liquidity, to manage interest rate risk, and increase the economic value of its assets and liabilities. Liquidity is the ability to provide funds to support asset growth and satisfy cash flow requirements created by fluctuations in deposits and to meet borrowers' credit needs. Effective liquidity management insures that sufficient funds are available to satisfy demands from depositors, borrowers and other commitments on a timely basis. Collection of principal and interest on loans, the liquidations and maturities of investment securities, deposits with other banks, deposit inflow and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds in the amount of $6,000,000 as of December 31, 1997, were available to provide liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") System providing an additional line of credit of $5,238,000 secured by first deeds of trust on eligible 1-4 unit residential loans. The Company had not borrowed from the FHLB as of December 31, 1997.

          The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $87,774,000 and $77,727,000 (or 32.42% and 30.26% of total assets) at December 31, 1997 and
1996, respectively. Total liquid assets for 1997 and 1996 include investment securities of $39,219,000 and $39,997,000, respectively, classified as held to maturity based on the Company's intent to hold such securities to maturity.

          Core deposits, defined as demand deposits, NOW, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $220,608,000 and $209,320,000 at year end 1997 and 1996, respectively.

          In assessing liquidity, historical information such as seasonal loan demand, local economic cycles and the economy in general are considered along with current ratios, management goals and unique characteristics of the Bank. Management believes the Company is in compliance with its policies relating to liquidity.

          There are no definitive commitments for capital expenditures in 1998 or beyond.

          Parent company liquidity is maintained by cash flows stemming from dividends and the exercise of stock options issued to the Bank's employees and directors. The amount of dividends from the Bank is subject to certain regulatory restrictions as discussed in Note 16 of the Notes to the Consolidated Financial Statements and elsewhere within this Report. Subject to said restrictions, at December 31, 1997, up to $9.8 million could have been paid to the parent Company by the Bank without regulatory approval. The parent company financial statements are presented in Note 18 of the Notes to Consolidated Financial Statements.

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

          The  following   table  shows  the  interest   sensitive   assets  and
liabilities  gap,  which  is the  measure  of  interest  sensitive  assets  over
interest-bearing   liabilities,  for  each  individual  repricing  period  on  a cumulative basis:

December 31, 1997                 Within 3    3 months     1-5          5+
(in thousands)                     months     to 1 Year   Years        Years      TOTAL
                                 --------    --------    --------    --------    --------
 EARNING ASSETS:
 Held to maturity securities     $    105    $  1,689    $ 15,783    $ 21,642    $ 39,219
  Available for sale
    securities                          0       8,416      13,701       2,266      24,383
  Fed Funds Sold                   13,100           0           0           0      13,100
  Loans                            45,654       7,933      53,866      62,391     169,844
                                 --------    --------    --------    --------    --------
    Total earning assets         $ 58,859    $ 18,038    $ 83,350    $ 86,299    $246,546
                                 ========    ========    ========    ========    ========


INTEREST BEARING LIABILITIES:
  Interest bearing demand
    deposits                     $      0    $ 41,679    $      0    $      0    $ 41,679
  Savings deposits                      0      46,431           0           0      46,431
  Time deposits                    40,817      71,447       5,895           0     118,159
                                 --------    --------    --------    --------    --------
    Total interest bearing
      liabilities                $ 40,817    $159,557    $  5,895    $      0    $206,269
                                 ========    ========    ========    ========    ========


INTEREST SENSITIVITY
   GAP                          $  18,042   $(141,519)   $ 77,455    $ 86,299

CUMULATIVE INTEREST
  RATE SENSITIVITY GAP          $  18,042   $(123,477)   $(46,022)   $ 40,277


          At December 31, 1997, the gap table indicates the Company as liability sensitive in the twelve month period. The interest rate sensitivity gap is defined as the difference between amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that time period. The year end Gap report is based on the contractual interest repricing date. The gap method does not consider the impact of different multipliers (how interest rates change when the Fed Funds rate changes by 1%) and lags (time it takes for rates to change after the Fed Funds rate changes). The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates and future impact of new business strategies. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company. The Company's model analyzes the impact on earnings of future rate changes by including factors for lags and multipliers for key bank rates. Both methods of measuring interest rate sensitivity do not take into account actions taken by management to modify the effect to net interest income if interest rates were to rise or fall.

          Even though the Company had a negative gap in the twelve month period as of December 31, 1997, the asset liability simulation model showed the Bank was slightly asset sensitive in 1997. This means that when interest rates decline, yields on earning assets would be expected to decline faster than rates paid for deposits, causing the net interest margin to decrease. Due to a slightly declining interest rate environment in 1997, the Bank's asset sensitive posture had a slightly negative impact on net interest margins as predicted by the asset liability simulation model. In a rising rate environment the opposite impact would be expected; i.e., the net interest margin should improve.


Financial Condition

          Total assets at December 31, 1997, were $270,757,000, representing an increase of 5.4% over December 31, 1996 assets of $256,877,000. Increased deposits were used to fund a 7.13% increase in average earning assets in 1997.

          Investment securities and federal funds sold totaled $78,932,000 at December 31, 1997, compared to $67,320,000 at December 31, 1996. The Company is a member of Federal Home Loan Bank of San Francisco and holds $790,000 in FHLB stock. Additional information regarding investment securities held by the Company at year end 1997 is set forth in Note 3 of "Notes to Consolidated Financial Statements".

          During 1997, net loans increased to $167,507,000 from $166,983,000 for the same period in 1996. Loans are the Company's major component of earning assets. The Bank's average loan to deposit ratio was 70.58% and 71.10% in 1997 and 1996, respectively. Additional information regarding loans is shown in Note 4 of the "Notes to Consolidated Financial Statements".

          Funding for increased investments and loan activity came from increases in deposits. Total deposits increased $9,294,000 in 1997 to $238,522,000, as compared to $229,228,000 in 1996. The majority of the increase was in interest-bearing instruments.

          The Company maintains capital to support capital needs, future growth and dividend payouts while maintaining the confidence of depositors and investors by increasing shareholders' value. The Company has provided the majority of its capital requirements through the retention of earnings.

          Shareholders' equity increased to $28,066,000 as of December 31, 1997, as compared to $23,900,000 for year end 1996. This increase was primarily attributable to retention of earnings, offset by $1,284,000 in dividends to shareholders.

          The Company's and the Bank's regulatory capital ratios continue to be strong and remain above regulatory minimums. The Company's total risk based capital ratio at December 31, 1997 was 15.73% and its Tier 1 Risk Based Capital
(RBC) ratio was 14.80%, exceeding the minimum guidelines of 8% and 4%. The ratios at December 31, 1996 were 13.29% and 12.58%, respectively.

          The Company's leverage ratios were 9.94% and 8.98% at December 31, 1997 and 1996, exceeding the minimum guidelines of 4%.

          Under current regulations adopted by federal regulatory agencies, a "well-capitalized" institution must have a Tier 1 RBC ratio of at least 6%, a total capital ratio of at least 10% and leverage ratio of at least 5% and not be subject to a capital directive order. The Bank had a total capital ratio of 14.69%, a Tier 1 RBC ratio of 13.76% and a leverage ratio of 9.24% at December 31, 1997, compared with 12.72%, 12.04% and 8.56% at December 31, 1996, respectively.

          The most recent notifications from the Federal Deposit Insurance Corporation for the Bank as of December 31, 1997 and 1996, categorized the Bank as well capitalized under the regulatory framework for prompt correction action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Impact of Inflation

          Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetary items. The relatively low proportion of the Bank's fixed assets (approximately 1.7% at December 31, 1997) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

Year 2000 Compliance

          The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

          The Company believes it has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The Company currently plans on completing the testing process of all significant applications by December 31, 1998.

          In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

          The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. Costs associated with the modifications necessary are being expensed by the Company during the period in which they are incurred. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Company currently does not enter into futures, forwards, swaps or options. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and generally require collateral from the borrower. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

          Commitments to extend credit and letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.

          The Company's exposure to market risk is reviewed on a regular basis by management. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. An asset and liability management simulation model is used by the Company to quantify the exposure and impact of changing interest rates on earnings. The Company has no market risk sensitive instruments held for trading purposes. In the opinion of management, it appears the Company's market risk is reasonable at this time. The condensed GAP report summarizing the Company's interest rate sensitivity is as follows:

TABLE OF MARKET RISK SENSITIVE INSTRUMENTS

The following  table presents  (dollars in thousands) the scheduled  maturity of market risk sensitive instruments at December 31, 1997:
Maturing in           Less Than 1    1 - 2        2 - 3        3 - 5             5+
                        Year         Years        Years        Years           Years     Total
ASSETS

Securities              10,213       14,432        5,064        9,955       23,861       63,525
Loans                    8,541       11,190       10,129       37,915      102,069      169,844
                       -------      -------      -------      -------      -------      -------

Total                   18,754       25,622       15,193       47,870      125,930      233,369
                       =======      =======      =======      =======      =======      =======

LIABILITIES

Savings, NOW, and
MMDA                    88,110                                                           88,110
Time Deposits          111,594        5,381        1,147           10           27      118,159
                       -------      -------      -------      -------      -------      -------

  Total                199,704        5,381        1,147           10           27      206,269
                       =======      =======      =======      =======      =======      =======


                                     Average   Estimated
                                     Interest    Fair
                       Total          Rate      Value
ASSETS

Securities              63,525        6.00%      65,614
Loans                  169,844        9.23%     171,486


LIABILITIES

Savings, NOW, and
MMDA                    88,110        2.70%      88,110
Time Deposits          118,159        5.29%     118,448

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Financial Statements required by this item are set forth following
Item 14 of this Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The information concerning directors and executive officers required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission (the "Commission") entitled "Election of Directors" (not including the share information included in the beneficial ownership tables nor the footnotes thereto nor the subsections entitled "Committees of the Board of Directors", "Compensation Committee Interlocks and Insider Participation" and "Meetings of the Board of Directors.") and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company to be filed with the Commission entitled "Executive Compensation" and the subsection entitled "Election of Directors - Compensation Committee Interlocks and Insider Participation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this item is incorporated by reference from sections of the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled "Election of Directors - Security Ownership of Certain Beneficial Owners and Management", as to share information in the tables of beneficial ownership and footnotes thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission, entitled "Certain Relationships and Related Transactions".


ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

        (A) The following documents are filed as part of the report:

            1.  Financial Statements:

            2.  Exhibits:

                See Index to Exhibits at page 73.

        (B) Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the last quarter of 1997.


        (C) Exhibits

See Index to Exhibits at page 73 of this Annual Report on Form 10-K, which is incorporated herein by reference.


        (D) Financial Statement Schedules

             Not applicable.

NORTH VALLEY BANCORP AND SUBSIDIARIES

Consolidated Financial Statements as of December 31, 1997 and 1996 and for each of the Three Years in the Period Ended December 31, 1997 and Independent Auditors' Report

Deloitte &
  Touche LLP
------------        -----------------------------------------------------------
                    Suite 2000                         Telephone: (916) 498-7100
                    400 Capitol Mall                   Facsimile: (916) 444-7963
                    Sacramento, California 95814-4424

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
North Valley Bancorp
Redding, California

We have audited the accompanying consolidated balance sheets of North Valley Bancorp and subsidiaries (Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statments present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

January 27, 1998


-------------------
Deloitte & Touche
Tohmatsu
International
-------------------


NORTH  VALLEY  BANCORP  AND  SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996 (In thousands except share amounts)
-------------------------------------------------------------------------------------------------
ASSETS                                                                       1997         1996
Cash and cash equivalents:
   Cash and due from banks                                                $  8,842      $ 10,407
   Federal funds sold                                                       13,100        18,100
                                                                          --------      --------
   Total cash and cash equivalents                                          21,942        28,507

Cash held in trust                                                           1,670

Securities:
   Available for sale, at fair value                                        26,613         9,223
   Held to maturity, at amortized cost (fair value of $41,231
      and $41,871 at December 31, 1997 and 1996, respectively)              39,219        39,997
Loans receivable, net of allowance for loan losses and
   deferred loan fees                                                      167,507       166,983
Premises and equipment, net of accumulated depreciation
   and amortization                                                          4,647         3,768
Other real estate owned                                                        212            69
FHLB stock                                                                     790           734
Accrued interest receivable                                                  1,923         1,765
Other assets                                                                 6,234         5,831
                                                                          --------      --------

TOTAL  ASSETS                                                             $270,757      $256,877
                                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Noninterest-bearing demand deposits                                    $ 32,253      $ 28,314
   Interest-bearing:
      Savings                                                               46,431        46,640
      Time certificates                                                    118,159       114,041
      NOW accounts                                                          41,679        40,233
                                                                          --------      --------
Total deposits                                                             238,522       229,228
Accrued interest and other liabilities                                       4,169         3,749
                                                                          --------      --------
Total liabilities                                                          242,691       232,977
                                                                          --------      --------

STOCKHOLDERS' EQUITY:
Common stock, no par value:  authorized 20,000,000 shares;
   outstanding, 1,839,092 and 1,823,688 at December 31, 1997
   and 1996                                                                 10,161         9,896
Retained earnings                                                           17,205        13,703
Unrealized gain on securities available for sale (net of tax effect)           700           301
                                                                          --------      --------
Total stockholders' equity                                                  28,066        23,900
                                                                          --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $270,757      $256,877
                                                                          ========      ========

See notes to consolidated financial statements.

NORTH  VALLEY  BANCORP  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 1997,  1996 AND 1995
(In thousands except share and per share amounts)
--------------------------------------------------------------------------------------------
                                                         1997          1996          1995
INTEREST INCOME:
   Loans including fees                               $ 15,238       $ 14,517      $ 13,230
   Securities:
     Taxable                                             1,042            747         1,012
     Exempt from federal taxes                           2,374          2,387         2,187
   Interest on federal funds sold                        1,079            990         1,040
                                                      --------       --------      --------
Total interest income                                   19,733         18,641        17,469

INTEREST EXPENSE - DEPOSITS                              8,644          8,077         7,559
                                                      --------       --------      --------

NET INTEREST INCOME                                     11,089         10,564         9,910

PROVISION FOR LOAN LOSSES                                  770            720           375
                                                      --------       --------      --------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                      10,319          9,844         9,535
                                                      --------       --------      --------

NONINTEREST INCOME:
   Service charges on deposit accounts                   1,400          1,342         1,342
   Other fees and charges                                  570            520           546
   Gain on sale of loans                                   160            160           160
   Gain on sale of available for sale securities           250             31            31
   Life insurance proceeds                               1,139
   Gain (loss) on sale of trading securities                               (7)           11
   Other                                                   619            535           540
                                                      --------       --------      --------
Total noninterest income                                 4,138          2,581         2,630
                                                      --------       --------      --------

NONINTEREST EXPENSES:
   Salaries and employee benefits                        4,522          3,934         3,679
   Occupancy expense                                       503            456           422
   Furniture and equipment expense                         553            497           451
   Other                                                 2,734          1,899         1,860
                                                      --------       --------      --------
Total noninterest expenses                               8,312          6,786         6,412
                                                      --------       --------      --------

INCOME BEFORE PROVISION FOR INCOME TAXES                 6,145          5,639         5,753

PROVISION FOR INCOME TAXES                               1,000          1,532         1,670
                                                      --------       --------      --------

NET INCOME                                            $  5,145       $  4,107      $  4,083
                                                      ========       ========      ========

EARNINGS PER SHARE:
   Basic                                              $   2.81       $   2.23      $   2.22
                                                      ========       ========      ========
   Diluted                                            $   2.78       $   2.20      $   2.20
                                                      ========       ========      ========

See notes to consolidated financial statements.

NORTH  VALLEY  BANCORP  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS OF STOCKHOLDERS'  EQUITY YEARS ENDED DECEMBER 31, 1997,
1996 AND 1995 (In thousands except share and per share amounts)
-------------------------------------------------------------------------------------------------------------------

                                                                                                    Net Unrealized
                                                                                                    Gain (loss) on
                                                                                                      Available-
                                                             Common Stock                              For-Sale
                                                     ---------------------------        Retained      Securities
                                                        Shares          Amount          Earnings     (Net of Taxes)        Total

Balances at January 1, 1995                           1,829,933       $    9,694       $    8,493       $     (261)      $   17,926

Net income                                                                                  4,083                             4,083
Stock options exercised                                  11,115               72                                                 72
Cash dividends on common
   stock ($.64 per share)                                                                    (950)                             (950)
Cash in lieu of fractional shares                                                              (7)                               (7)
Net change in unrealized gain (loss) on
   available for sale securities                                                                               382              382
Reduction in equity - retirement plans                                                       (533)                             (533)
                                                     ----------       ----------       ----------       ----------       ----------

Balances at December 31, 1995                         1,841,048            9,766           11,086              121           20,973

Net income                                                                                  4,107                             4,107
Stock options exercised                                   5,440               50                                                 50
Tax benefit derived from the exercise
   of stock options                                                           80              (80)
Cash dividends on common
   stock ($.70 per share)                                                                  (1,286)                           (1,286)
Net change in unrealized gain (loss) on
   available for sale securities                                                                               180              180
Addition to equity - retirement plans                                                         376                               376
Repurchase of stock                                     (22,800)                             (500)                             (500)
                                                     ----------       ----------       ----------       ----------       ----------

Balances at December 31, 1996                         1,823,688            9,896           13,703              301           23,900

Net income                                                                                  5,145                             5,145
Stock options exercised                                  15,404              133                                                133
Tax benefit derived from the exercise
   of stock options                                                          132                                                132
Cash dividends on common
   stock ($.70 per share)                                                                  (1,284)                           (1,284)
 Net change in unrealized gain (loss)
   on available for sale securities                                                                            399              399
Reduction in equity - retirement plans                                                       (359)                             (359)
                                                     ----------       ----------       ----------       ----------       ----------

Balances at December 31, 1997                         1,839,092       $   10,161       $   17,205       $      700       $   28,066
                                                     ==========       ==========       ==========       ==========       ==========

See notes to consolidated financial statements


NORTH  VALLEY  BANCORP  AND  SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (In thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                                                         1997          1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $  5,145       $  4,107       $  4,083
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                           430            406            373
   Amortization of premium on securities                                                     4             10             14
   Provision for loan losses                                                               770            720            375
   Loss on sale/write down of other real estate owned                                      185             48
   Gain on sale of available for sale securities                                          (250)           (31)           (31)
   Loss (gain) on sale of trading securities                                                                7            (11)
   Gain on sales of loans                                                                 (160)          (160)          (160)
   Provision for deferred taxes                                                           (675)          (327)          (377)
   Proceeds from sales of trading securities                                                            1,970          4,006
   Purchase of trading securities                                                                      (1,980)        (3,995)
   Effect of changes in:
      Cash held in trust                                                                (1,670)
      Accrued interest receivable                                                         (158)           (50)          (218)
      Other assets                                                                        (129)          (740)            26
      Accrued interest and other liabilities                                             1,066            755             23
                                                                                      --------       --------       --------
Net cash provided by operating activities                                                4,558          4,735          4,108
                                                                                      --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of FHLB stock                                                                     (56)           (72)           (53)
Proceeds from sale of other real estate owned                                            1,565            271
Purchases of available for sale securities                                             (23,353)        (2,611)        (4,273)
Proceeds from sales of available for sale securities                                     6,534             61            118
Proceeds from maturities of available for sale securities                                  260          6,304         11,000
Purchases of held to maturity securities                                                (2,082)        (8,970)        (7,482)
Proceeds from maturities or calls of held to maturity securities                         2,842          4,178          8,627
Proceeds from sales of loans                                                             9,619          8,027          3,124
Net increase in loans                                                                  (12,646)       (28,063)       (25,771)
Purchases of premises and equipment                                                     (1,309)          (381)          (646)
                                                                                      --------       --------       --------
Net cash used in investing activities                                                  (18,626)       (21,256)       (15,356)
                                                                                      --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits, NOW accounts, and savings accounts                        5,176         11,687         (3,851)
Net increase in time certificates                                                        4,118          6,466         21,385
Cash dividends paid                                                                     (1,924)        (1,143)          (880)
Repurchase of company stock                                                                              (500)
Cash received for stock options exercised                                                  133             50             72
Cash paid in lieu of fractional shares                                                                                    (7)
                                                                                      --------       --------       --------
Net cash provided by financing activities                                                7,503         16,560         16,719
                                                                                      --------       --------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                     (6,565)            39          5,471

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                                    28,507         28,468         22,997
                                                                                      --------       --------       --------

   End of year                                                                        $ 21,942       $ 28,507       $ 28,468
                                                                                      ========       ========       ========

ADDITIONAL INFORMATION:
Transfer  of  securities  from held to  maturity  to  available  for sale                                           $  5,012
                                                                                                                    ========
Transfer of foreclosed loans from loans receivable to other
   real estate owned                                                                  $  1,893       $    301       $     87
                                                                                      ========       ========       ========
Cash Payments:
   Income tax payments                                                                $  1,849       $  1,971       $  2,110
                                                                                      ========       ========       ========
   Interest payments                                                                  $  8,620       $  8,059       $  7,468
                                                                                      ========       ========       ========

See notes to consolidated financial statements.

NORTH  VALLEY  BANCORP  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


1.       SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations - North Valley Bancorp and subsidiaries (Company) operate nine branches in Shasta and Trinity Counties in Northern California. The Company's primary source of revenue is from providing loans to customers, who are predominately small and middle market businesses and middle income individuals.

         General - The accounting and reporting policies of the Company conform to generally accepted accounting principles and to prevailing practices within the banking industry. The Company follows the accrual method of accounting.

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

         Consolidation - The consolidated financial statements include North Valley Bancorp and its wholly owned subsidiaries, Bank Processing, Inc., North Valley Trading Company, and North Valley Bank (the Bank) and its wholly-owned subsidiary, North Valley Basic Securities. North Valley Trading Company and North Valley Basic Securities did not have any activity in 1997. All material intercompany accounts and transactions have been eliminated in consolidation.

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

              Trading Securities are carried at fair value. Changes in fair value are included in other operating income.

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

         Other Real Estate Owned - Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at the date of foreclosure at the lower of the recorded investment in the property or its fair value less estimated costs to sell (fair value) establishing a new cost basis through a charge to allowance for loan losses, if necessary. After foreclosure, valuations are periodically performed by management with any subsequent write-downs recorded as a valuation allowance and charged against operating expenses. Operating expenses of such properties, net of related income are included in other expenses and gains and losses on their disposition are included in other income and other expenses.

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

         Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. The Company presents the required pro forma disclosures of the effect of stock-based compensation on net income and earnings per share using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

         Net Income Per Share - Effective December 15, 1997, the Company adopted SFAS No. 128, Earnings Per Share. This statement replaces previous earnings per share reporting requirements and requires presentation of both basic and diluted earnings per share. All earnings per share information has been restated to give effect to the adoption of SFAS No. 128. Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

         Accounting  for  Transfers  and  Servicing  of  Financial   Assets  and
         Extinguishments of Liabilities Effective January 1, 1997, the Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This standard is based on consistent application of a financial-components approach that focuses on control. Adoption of SFAS No. 125 did not have a material effect on the Company's financial position or results of operations.

         New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources, and No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

         Reclassification   -  Certain  amounts  in  1996  and  1995  have  been
         reclassified to conform with the 1997 financial statement presentation.


2.       RESTRICTED CASH BALANCES

         The Bank is subject to regulation by the Federal Reserve Board. The regulations required the Bank to maintain average cash reserve balances on hand or at the Federal Reserve Bank of $3,345,000 and $2,462,000 at December 31, 1997 and 1996. As compensation for check-clearing services, additional compensating balances of $1,000,000 are required to be maintained with the Federal Reserve Bank.

3.       SECURITIES

         At December 31, the amortized cost of securities and their  approximate fair value were as follows (in thousands):
                                                                                                        Carrying
                                                                        Gross            Gross           Amount
                                                    Amortized        Unrealized       Unrealized      (Approximate
         Available for sale securities:               Cost              Gains           Losses         Fair Value)
         December 31, 1997:
         Securities of U.S. government
            agencies and corporations               $ 22,037           $  20                            $ 22,057
         Obligations of states and
            political subdivisions                     2,268              58                               2,326
         Other securities                              1,311             919                               2,230
                                                    --------           -----            ------          --------

                                                    $ 25,616           $ 997                            $ 26,613
                                                    ========           =====            ======          ========
         December 31, 1996:
         Securities of U.S. government
            agencies and corporations               $  3,998                            $   44          $  3,954
         Obligation of states and political
            subdivisions                               4,140           $ 113                               4,253
         Other securities                                655             361                               1,016
                                                    --------           -----            ------          --------

                                                    $  8,793           $ 474            $   44          $  9,223
                                                    ========           =====            ======          ========


                                                    Carrying           Gross             Gross         Approximate
                                                     Amount         Unrealized        Unrealized          Fair
         Held to maturity securities:           (Amortized Cost)       Gains            Losses            Value
         December 31, 1997:
         U.S. Agencies                              $  3,000                            $ (11)          $  2,989
         Obligations of states and
           political subdivisions                     36,219         $ 2,023                              38,242
                                                    --------         -------            -----           --------

         Total                                      $ 39,219         $ 2,023            $ (11)          $ 41,231
                                                    ========         =======            =====           ========

         December 31, 1996:
         U.S. Agencies                              $  4,000                            $  59           $  3,941
         Obligations of states and
           political subdivisions                     35,997         $ 1,940                7             37,930
                                                    --------         -------            -----           --------

         Total                                      $ 39,997         $ 1,940            $  66           $ 41,871
                                                    ========         =======            =====           ========

         Gross realized gains on sales of U.S. government and agency securities categorized as available for sale securities were $250,000 and $31,000 in 1997 and 1996, respectively. There were no gross realized losses on sale of available for sales securities in 1997 or 1996.

         Scheduled  maturities  of held  to  maturity  and  available  for  sale securities  (other than equity  securities  with an  amortized  cost of
         approximately   $1,310,000  and  a  carrying  value  of   approximately
         $2,230,000)  at December  31,  1997,  are shown  below (in  thousands).
         Expected  maturities  may differ from  contractual  maturities  because borrowers may have the right to prepay with or without penalty.
                                                     Held to maturity securities       Available for sale securities
                                                     ---------------------------       -----------------------------
                                                    Amortized                                           Approximate
                                                      Cost                                              Fair Value
                                                    (Carrying        Approximate         Amortized       (Carrying
                                                     Amount)         Fair Value            Cost           Amount)

         Due in 1 year or less                      $   1,794        $  1,817            $  8,419        $   8,416
         Due after 1 year through 5 years              15,783          16,399              13,668           13,701
         Due after 5 years through 10 years            10,971          11,650               1,499            1,516
         Due after 10 years                            10,671          11,365                 720              750
                                                    ---------        --------            --------        ---------

                                                    $  39,219        $ 41,231            $ 24,306        $  24,383
                                                    =========        ========            ========        =========

         At December 31, 1997 and 1996, securities having carrying amounts of approximately $18,790,000 and $16,379,000 were pledged to secure public deposits and short-term borrowings and for other purposes required by law or contract.

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

         Major classifications of loans at December 31 were as follows (in thousands):

                                                         1997            1996

         Commercial                                   $   64,666      $   63,944
         Real estate - construction                        1,688           1,135
         Real estate - mortgage                           45,590          46,673
         Installment                                      44,510          43,863
         Other                                            13,390          13,283
                                                      ----------      ----------
         Total loans receivable                          169,844         168,898

         Less:
         Allowance for loan losses                         1,702           1,254
         Deferred loan fees                                  636             661
                                                      ----------      ----------

         Net loans receivable                         $  167,507      $  166,983
                                                      ==========      ==========


         At December 31, 1997 and 1996, the Bank serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $88,640,000 and $90,744,000, respectively.

         Changes in the allowance for loan losses for the years ended December 31, were as follows (in thousands):

                                              1997          1996         1995

         Balance, beginning of year          $ 1,254      $  1,325     $  1,144
         Provision charged to operations         770           720          375
         Loans charged off                      (362)         (813)        (281)
         Recoveries                               40            22           87
                                             -------      --------     --------

         Balance, end of year                $ 1,702      $  1,254     $  1,325
                                             =======      ========     ========

5.       IMPAIRED AND NONPERFORMING LOANS

         At December 31, 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 was approximately $4,353,000. No significant impaired balances required a valuation allowance at December 31, 1997. For the year ended December 31, 1997, the average recorded investment in loans for which impairment has been recognized was approximately $3,454,000. During the portion of the year that the loans were impaired the Company recognized interest income of approximately $153,000 for cash payments received.

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

         Nonperforming loans at December 31 were as follows (in thousands):

                                                                 1997     1996

         Nonaccrual loans                                       $ 536    $1,190
         Loans 90 days past due but still accruing interest       244        14
                                                                -----    ------

         Total nonaccrual and 90 days past due loans            $ 780    $1,204
                                                                =====    ======


         If interest on nonaccrual loans had been accrued, such income would have approximated $32,000, in 1997, $82,000 in 1996 and $37,000 in
         1995.  Interest income of $28,000 in 1997,  $27,000 in 1996, and $8,000 in 1995 was recorded when it was received on the nonaccrual loans.

         At December 31, 1997, there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

6.       PREMISES AND EQUIPMENT

         Major classifications of premises and equipment at December 31 are summarized as follows (in thousands):

                                                       1997         1996

         Land                                        $  1,080     $    904
         Buildings and improvements                     4,084        3,420
         Furniture, fixtures and equipment              4,234        3,797
         Leasehold improvements                           174          178
                                                     --------     --------
                                                        9,572        8,299

         Accumulated depreciation and amortization     (4,925)      (4,531)
                                                     --------     --------

                                                     $  4,647     $  3,768
                                                     ========     ========


         Building and equipment rental expense was approximately $77,000 for the years ended December 31, 1997 and 1996, and $54,000 for the year ended December 31, 1995.


7.       OTHER ASSETS

         Major classifications of other assets at December 31 were as follows (in thousands):


                                                              1997      1996

         Cash surrender value of life insurance policies   $  3,009   $  3,414
         Prepaid expenses                                       745        479
         Income tax receivable                                  528
         Deferred taxes                                       1,881      1,386
         Other                                                   71        552
                                                           --------   --------

         Total                                             $  6,234   $  5,831
                                                           ========   ========


8.       DEPOSITS

         The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $17,914,000 and $19,908,000 at December 31,
         1997 and 1996. Interest expense incurred on such time certificates of deposit was $925,000, $882,000, and $734,000, for the years ended December 31, 1997, 1996 and 1995.

9.       LINES OF CREDIT

         At December 31, 1997, the Bank had the following lines of credit with correspondent banks to purchase federal funds (in thousands):

                       Type                      Amount            Expiration

         Unsecured                               $6,000         July 31, 1998
         Secured                                 $5,238         Quarterly
         (First deeds of trust on eligible
            1-4 unit residential loans)


10.      INCOME TAXES

         The provision for income taxes for the years ended December 31, was as follows (in thousands):


                                    1997         1996          1995
         Currently payable:
           Federal                 $ 1,185      $  1,212     $  1,343
           State                       490           647          702
                                   -------      --------     --------
         Total                       1,675         1,859        2,045
                                   -------      --------     --------

         Deferred (benefit):
           Federal                    (539)         (297)        (341)
           State                      (136)          (30)         (34)
                                   -------      --------     --------
         Total                        (675)         (327)        (375)
                                   -------      --------     --------

         Total                     $  1000      $  1,532     $  1,670
                                   =======      ========     ========


         The effective federal tax rate for the years ended December 31, differs from the statutory tax rate as follows:

                                                 1997          1996        1995

         Federal income tax at statutory rates   35.0%         35.0%       35.0%
         State income taxes, net of federal
            income tax benefit                    3.8           7.4         7.2
         Tax exempt income                      (13.6)        (14.2)      (12.1)
         Officer's life insurance proceeds       (6.3)
         Other                                   (2.6)         (1.1)       (1.1)
                                                 ----         -----       -----

         Total                                   16.3%         27.2%       29.0%
                                                 ====          ====        ====

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset at December 31, are as follows (in thousands):

                                                                  1997    1996

         Deferred tax assets:
           Reserve for loan losses                             $   530  $   310
           California franchise tax                                         118
           Deferred loan fee income                                285      297
           Deferred compensation                                   530      447
           Accrued pension obligation                              651      621
           Mark to market adjustment                               333      124
           Accrued severance                                       119
           Alternative minimum tax credit                          108
                                                               -------  -------

         Total deferred tax assets                               2,556    1,917
                                                               -------  -------

         Deferred tax liabilities:
           Tax depreciation in excess of book depreciation        (119)    (118)
           California franchise tax                                (26)
           Unrealized gain on securities available for sale       (297)    (116)
           Other                                                  (233)    (297)
                                                               -------  -------

         Total deferred tax liabilities                           (675)    (531)
                                                               -------  -------

         Net deferred tax asset                                $ 1,881  $ 1,386
                                                               =======  =======

         The Company believes that it is more likely than not that it will realize the above deferred tax assets in the future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

11.      RETIREMENT AND DEFERRED COMPENSATION PLANS

         Substantially all employees with at least one year of service participate in a Company-sponsored employee stock ownership plan
         (ESOP). The Company made contributions to the ESOP of $60,000 in 1997, 1996 and 1995, respectively. At December 31, 1997, the ESOP owned approximately 103,000 shares of the Company's stock.

         The Company maintains a 401(k) plan covering employees who have completed 1,000 hours of service during a 12-month period and are aged 21 or older. Voluntary employee contributions are partially matched by the Company. The Company made contributions to the Plan for the years ended December 31, 1997, 1996, and 1995 of $20,000, $21,000, and
         $21,000, respectively.

         The Company has a nonqualified executive deferred compensation plan for key executives and directors. Under this plan, participants voluntarily elect to defer a portion of their salary, bonus or fees and the Company is required to credit these deferrals with interest. The Company's deferred compensation obligation of $1,183,000 and $978,000 as of December 31, 1997 and 1996, respectively, is included in accrued interest and other liabilities.

         The Company has a supplemental retirement plan for directors and a supplemental executive retirement plan covering key executives. These plans are nonqualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies ($3,009,000 and $3,414,000 at December 31, 1997 and 1996, respectively)
         to pay the retirement obligations. The accrued pension obligation of $1,927,000, $1,544,000, and $1,509,000 as of December 31, 1997, 1996,
         and 1995, respectively, is included in accrued interest and other liabilities.

         The following table sets forth the plans' status at December 31 (in thousands):


                                                               1997     1996

         Actuarial present value of benefit obligations:
           Vested benefit obligation                           $1,859    $1,508
                                                              =======   =======

         Accumulated benefit obligation                         1,927    $1,544
                                                              =======   =======

         Projected benefit obligation for service
           rendered to date                                   $ 2,525    $2,190

         Plan assets at fair value                              -         -
                                                              -------    ------

         Projected benefit obligation in excess of
           plan assets                                         (2,525)   (2,190)

         Unrecognized net losses                                  195       373

         Unrecognized prior service costs                         470

         Unrecognized net pension transition
           asset, amortized over 17 years                         200       231

         Adjustment necessary to recognize minimum liability     (267)       42
                                                              -------    ------

         Accrued pension obligation                           $(1,927)  $(1,544)
                                                              =======   =======


         The net periodic pension cost was determined using a discount rate assumption of 6.48%, 6.26%, and 7.87% for 1997, 1996 and 1995,
         respectively. The rate of increase in compensation for the supplemental executive retirement plan was 6% for 1997, 1996 and 1995.

         The elements of pension costs for the unqualified defined benefit pension plans at December 31 are as follows (in thousands):

                                                     1997     1996     1995

         Cost of benefits earned during the year              $110       $ 84
         Interest on projected benefit obligation    $140       88         79
         Net amortization and other deferrals          48       45         28
                                                     ----     ----       ----

         Net pension cost                            $188     $243       $191
                                                     ====     ====       ====

12.      STOCK BASED COMPENSATION

         Under the Company's stock option plan, options are granted to directors of the  Bank at no less  than  85% of fair  market  value.  Outstanding options to purchase  common stock expire in January 2000.  Options vest at the rate of 20% per year for each year of future service for options granted in each year. A summary of stock options follows:
                                                                                            Directors' Plan
                                                                                     -----------------------------
                                                                                                       Weighted
                                                                                                        Average
                                                                                     Options        Exercise Price
           Outstanding, January 1, 1995                                                42,772            6.84
              Granted                                                                  12,000           12.19
              Exercised                                                               (11,115)           6.79
              Expired or canceled                                                      (7,413)           8.70
                                                                                      -------

           Outstanding, December 31, 1995
              15,309 exercisable at weighted average price of $7.24                    36,244            8.27
              Granted                                                                   7,000           16.58
              Exercised                                                                (5,356)           9.49
                                                                                      -------

           Outstanding December 31, 1996
              19,809 exercisable at weighted average price of $7.11                    37,888            9.55
              Granted                                                                   7,000           18.64
              Exercised                                                               (15,404)           8.64
              Expired or canceled                                                      (4,520)          14.66
                                                                                      -------

           Outstanding December 31, 1997
              13,644 exercisable at weighted average price of $8.72                    24,964           11.37
                                                                                       ======           =====

         Information  about stock  options  outstanding  at December 31, 1997 is summarized as follows:
                                                                     Weighted                          Weighted
                                                                      Average                           Average
                                                    Average          Exercise                          Exercise
               Range of                            Remaining         Price of                          Price of
               Exercises            Options       Contractual         Options          Options          Options
                Prices            Outstanding    Life (Years)       Outstanding      Exercisable      Exercisable

             $4.37 - $6.70           7,344            2               $ 5.34            7,344           $ 5.33
             $10.20-$12.19           9,020            2                11.32            4,700            11.13
            $16.58 - $18.28          8,600            2                17.49            1,600            17.40
                                    ------                            ------           ------           ------

                                    24,964                            $11.70           13,644           $ 8.72
                                    ======                            ======           ======           ======


         The  Company  applies APB  Opinion 25 and  related  interpretations  in accounting for its stock option plan.  Under the intrinsic value method no  compensation  cost has been recognized for its stock option grants.
         SFAS  No.  123,  Accounting  for  Stock-Based   Compensation   requires
         disclosure  of pro  forma net  income  and  earnings  per share had the
         Company  adopted the fair value method as of the beginning of 1995. Had compensation  cost for the grants been  determined  based upon the fair value  method,  the  Company's  net income and earnings per share would have been adjusted to the pro forma amounts indicated below.
                                                             1997         1996        1995
         Net income:
           As reported                                      $5,145        $4,107      $4,083
           Pro forma                                         5,122         4,094       4,075

         Basic earnings per common share:
           As reported                                       $2.81         $2.23       $2.22
           Pro forma                                          2.80          2.22        2.22

         Diluted earnings per common and equivalent share:
           As reported                                       $2.78         $2.20       $2.20
           Pro forma                                          2.76          2.19        2.19

         The fair value of the options granted during 1997, 1996 and 1995 is estimated as $45,000, $36,000, and $55,000 on the date of grant using a binomial option-pricing model with the following assumptions: $0.70 annual dividend, volatility of 15.19%, 15.19% and 14.43%, risk-free interest rate of 6.36%, 5.37% and 7.62%, assumed forfeiture rate of zero, and an expected life of six years. The weighted average per share fair value of the 1997, 1996 and 1995 awards was $6.43, $5.14 and $4.58, respectively. The impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculations; accordingly the 1995, 1996 and 1997 pro forma adjustments are not indicative of future pro forma adjustments when the calculation will apply to all applicable stock options.


13.      EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

         The denominator used in the calculation of basic earnings per share and diluted  earnings per share for each of the years ended  December 31 is reconciled as follows:
                                                                                  1997        1996        1995
         Calculation of Basic Earnings Per Share
         Numerator - net income                                                 $ 5,145      $ 4,107     $ 4,083
         Denominator - weighted average common shares outstanding                 1,829        1,843       1,838
                                                                                -------      -------     -------

         Basic Earnings Per Share                                                 $2.81        $2.23       $2.22
                                                                                =======      =======     =======

         Calculation of Diluted Earnings Per Share
         Numerator - net income                                                 $ 5,145      $ 4,107     $ 4,083
         Denominator:
            Weighted average common shares outstanding                            1,829        1,843       1,838
            Dilutive effect of outstanding options                                   22           23          21
                                                                                -------      -------     -------
                                                                                  1,851        1,866       1,859
                                                                                -------      -------     -------

         Diluted Earnings Per Share                                             $  2.78      $  2.20     $  2.20
                                                                                =======      =======     =======

14.      COMMITMENTS AND CONTINGENCIES

         The Company is involved in a number of legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending actions will not have a material effect on the financial statements.

         The Bank was contingently liable under letters of credit issued on behalf of its customers in the amount of $1,189,000 and $521,000 at
         December 31, 1997 and 1996. At December 31, 1997 commercial and consumer lines of credit, and real estate loans of approximately $17,739,000 and $919,000 respectively, were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Bank's involvement in these instruments and do not necessarily represent the actual amount subject to credit loss.


15.      RELATED PARTY TRANSACTIONS

         At December 31, 1997 and 1996, certain officers and directors and their associates were indebted to the Bank for loans made on substantially the same terms, including interest rates and collateral, as comparable transactions with unaffiliated parties.

         A summary of activity for the years ended December 31, 1997 and 1996 is as follows (in thousands; renewals are not reflected as either new loans or repayments):

                                                         1997            1996

         Beginning balance                             $  3,329         $ 3,846
         Borrowings                                         388              80
         Repayments                                        (832)           (597)
                                                       --------         -------

         Ending balance                                $  2,885         $ 3,329
                                                       ========         =======

16.      REGULATORY MATTERS

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

         The most recent notifications from the Federal Deposit Insurance Corporation for the Bank as of December 31, 1997 and 1996, categorized the Bank as well capitalized under the regulatory framework for prompt correction action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Company's and the Bank's actual capital  amounts (in thousands) and ratios are also presented, respectively, in the following tables.
                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                       For Capital             Prompt Corrective
                                                                    Adequacy Purposes          Action Provisions
                                                 Actual            ---------------------      --------------------
                                            -----------------      Minimum       Minimum      Minimum      Minimum
                                            Amount      Ratio      Amount         Ratio       Amount        Ratio
         Company:
         As of December 31, 1997:
          Total capital
             (to risk weighted assets)      $28,887     15.73%     $14,694        8.00%          N/A         N/A
          Tier I capital
             (to risk weighted assets)      $27,185     14.80%      $7,347        4.00%          N/A         N/A
          Tier I capital
             (to average assets)            $27,185      9.94%     $10,945        4.00%          N/A         N/A

         As of December 31, 1996:
          Total capital
             (to risk weighted assets)      $24,438     13.29%      14,707        8.00%          N/A         N/A
          Tier I capital
             (to risk weighted assets)      $23,184     12.58%      $7,353        4.00%          N/A         N/A
          Tier I capital
             (to average assets)            $23,184      8.98%     $10,275        4.00%          N/A         N/A


         Bank:
         As of December 31, 1997:
          Total capital
             (to risk weighted assets)      $26,765   14.69%       $14,573        8.00%       $18,216       10.00%
          Tier I capital
             (to risk weighted assets)      $25,063   13.76%        $7,287        4.00%       $10,298        6.00%
          Tier I capital
             (to average assets)            $25,063    9.24%       $10,852        4.00%       $13,565        5.00%

         As of December 31, 1996:
          Total capital
             (to risk weighted assets)      $23,234   12.72%       $14,610        8.00%       $18,263       10.00%
          Tier I capital
             (to risk weighted assets)       21,980   12.04%        $7,305        4.00%       $10,958        6.00%
          Tier I capital
             (to average assets)             21,980    8.56%        $9,847        4.00%       $12,309        5.00%

         Under federal and California state banking laws, dividends paid by the Bank to the Company in any calendar year may not exceed certain limitations without the prior written approval of the appropriate bank regulatory agency. At December 31, 1997, the amount available for such dividends without prior written approval was approximately $9,815,000. Similar restrictions apply to the amounts and terms of loans, advances and other transfers of funds from the Bank to the Company.

17.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, Disclosures About Fair Value of Financial Instruments requires certain disclosures regarding the estimated fair value of financial instruments for which it is practicable to estimate. Although management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimating technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Fair value has not been adjusted to reflect changes in market conditions subsequent to December 31, 1997, therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

         The following estimates and assumptions were used as of December 31, 1997 and 1996 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

         (d) Cash Surrender Value of Life Insurance - The carrying amount represents a reasonable estimate of fair value.

         (e) Deposit Liabilities - Noninterest bearing and interest bearing demand deposits and savings accounts are payable on demand and are assumed to be at fair value. Time deposits are based on the discounted value of contractual cash flows. The discount rate is based on rates currently offered for deposits of similar size and remaining maturities.

         (f) Commitments to Fund Loans/Standby Letters of Credit - The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The differences between the carrying value of commitments to fund loans or stand by letters of credit and their fair value is not significant and therefore not included in the following table.

         The estimated fair values of the Company's financial  instruments as of
         December 31, are as follows (in thousands):
                                                                       1997                        1996
                                                             ------------------------   ---------------------------
                                                              Carrying         Fair        Carrying       Fair
                                                               Amount          Value        Amount        Value
         FINANCIAL ASSETS:
         Cash and cash equivalents                              $21,942       $21,942       $28,507        $28,507
         Securities:
            Available for sale                                  $26,613       $26,613        $9,223         $9,223
            Held to maturity                                    $39,219       $41,231       $39,997        $41,871
         Loans receivable                                      $167,507      $169,149      $166,983       $166,918
         Cash surrender value of life insurance                  $3,009        $3,009        $3,414         $3,414

         FINANCIAL LIABILITIES:
         Deposits                                              $238,522      $238,811      $229,228       $229,585

18.      CONDENSED FINANCIAL INFORMATION OF NORTH VALLEY BANCORP

         The  condensed  financial   statements  of  North  Valley  Bancorp  are
         presented below (in thousands except share amounts):

         NORTH VALLEY BANCORP

         BALANCE SHEETS
         DECEMBER 31, 1997 AND 1996

                                                                                            1997           1996
         Assets:
         Cash and cash equivalents                                                       $      554     $      268
         Available for sale securities (at fair value)                                        2,230          1,016
         Investments in subsidiaries                                                         25,556         22,714
         Dividend receivable                                                                                   650
                                                                                         ----------     ----------

         Total                                                                           $   28,340     $   24,648
                                                                                         ==========     ==========

         Liabilities and stockholders' equity:
           Dividend payable                                                                             $      640
           Other liabilities                                                             $      274            108
           Stockholders' equity:
              Common stock, no par value:  authorized, 20,000,000 shares;
                outstanding, 1,839,092 and 1,823,688 as of
                December 31, 1997 and 1996, respectively                                     10,161          9,896
              Retained earnings                                                              17,205         13,703
              Unrealized gain on securities available for sale
                (net of tax effect)                                                             700            301
                                                                                         ----------     ----------

         Total                                                                           $   28,340     $   24,648
                                                                                         ==========     ==========


         NORTH VALLEY BANCORP

         STATEMENTS OF INCOME
         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                1997          1996          1995
         INCOME:
         Dividends from subsidiaries                                          $  2,024       $  1,888     $    954
         Other income                                                              489             64           29
                                                                              --------       --------     --------
         Total income                                                            2,513          1,952          983

         EXPENSE:
         Legal and accounting                                                       74             14           17
         Other                                                                     251             13
                                                                              --------       --------     --------
         Total expense                                                             325             27           17
                                                                              --------       --------     --------

         Income before equity in undistributed income
           of subsidiaries                                                       2,188          1,925          966
         Equity in undistributed income of subsidiaries                          2,957          2,182        3,117
                                                                              --------       --------     --------

         Net income                                                           $  5,145       $  4,107     $  4,083
                                                                              ========       ========     ========


         STATEMENTS OF CASH FLOWS
         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                 1997          1996         1995
         Cash flows from operating activities:
           Net income                                                         $   5,145      $  4,107     $  4,083
           Adjustments to reconcile net income to net
              cash provided by operating activities:
              Equity in undistributed income of subsidiaries                     (2,957)       (2,182)      (3,117)
              Gain on sale of available for sale securities                        (187)          (26)         (29)
              Effect of changes in:
                 Dividends receivable                                               650          (150)         (73)
                                                                              ---------      --------     --------
         Net cash provided by operating activities                                2,651         1,749          864
                                                                              ---------      --------     --------

         Cash flows from investing activities:
           Purchase of available for sale securities                               (871)         (188)        (315)
           Proceeds from sale of available for sale securities                      297            57          114
                                                                              ---------      --------     --------
         Net cash used by investing activities                                     (574)         (131)        (201)
                                                                              ---------      --------     --------

         Cash flows from financing activities:
           Cash dividends paid                                                   (1,924)       (1,143)        (810)
           Repurchase of company stock                                                           (500)
           Cash in lieu of fractional shares                                                                    (7)
           Stock options exercised                                                  133            50           72
                                                                              ---------      --------     --------
         Net cash used in financing activities                                   (1,791)       (1,593)        (745)
                                                                              ---------      --------     --------

         Increase (decrease) in cash and cash equivalents                           286            25          (82)

         Cash and cash equivalents at beginning of year                             268           243          325
                                                                              ---------      --------     --------

         Cash and cash equivalents at end of year                             $     554      $    268     $    243
                                                                              =========      ========     ========

                                   * * * * * *

                                INDEX OF EXHIBITS


                                                                      Sequential
Exhibit No.  Exhibit Name                                             Page No.
-----------  ------------                                             --------

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

10(b)        Addendum  to  Employment  Agreement  of  Donald  V.
             Carter  dated  January 21,  1997.  Incorporated  by
             reference  from  Exhibit  10(b)  to  the  Company's
             Annual  Report on 10-KSB for the fiscal  year ended
             December 31, 1996 filed with the
             Commission  (hereinafter, "1996 10-KSB)                      *

10(c)        Employment    Agreement    of   James   F.   Cowee.
             Incorporated by reference from Exhibit 10(d) to the
             Company's 1987 10-K.                                         *

10(d)        Addendum to Employment  Agreement of James F. Cowee
             dated   January   5,   1996  &  March   28,   1996.
             Incorporated by reference from Exhibit 10(d) to the
             Company's 1996 10-KSB.                                       *

10(e)        Employment  Agreement  of   James  F.  Cowee  dated
             November 10, 1997.                                          78

10(f)        North  Valley  Bancorp 1989  Employee  Stock Option
             Plan, as amended.  Incorporated  by reference  from
             Exhibit 4.5 to Post-Effective  Amendment No. One to
             the  Company's  Registration  Statement on Form S-8
             (No.   33-32787)   filed  with  the  Commission  on
             December  26,  1989  (hereinafter,  the  "1989  S-8
             Amendment").                                                 *

                                                                      Sequential
Exhibit No.  Exhibit Name                                             Page No.
-----------  ------------                                             --------


10(g)        North  Valley  Bancorp 1989  Employee  Nonstatutory
             Stock Option Agreement. Incorporated by reference
             from Exhibit 4.3 to the 1989 S-8 Amendment.                  *

10(h)        North  Valley  Bancorp 1989  Director  Stock Option
             Plan, as amended.  Incorporated  by reference  from
             Exhibit 4.6 to the 1989 S-8 Amendment.                       *

10(i)        North  Valley  Bancorp 1989  Director  Nonstatutory
             Stock Option Agreement. Incorporated by reference
             from Exhibit 4.4 to the 1989 S-8 Amendment.                  *

10(j)        Employee  Stock  Ownership  Plan,  as  amended  and
             restated  as of January 1,  1987.  Incorporated  by
             reference  from Exhibit 10(x) to the Company's 1993
             10-K.                                                        *

10(k)        Amendment  No. 3 to the  Employee  Stock  Ownership
             Plan. Incorporated by reference from Exhibit 10(ee)
             to the Company's 1994 10-KSB.                                *

10(l)        Amendment  No. 4 to the  Employee  Stock  Ownership
             Plan,  dated  August  19,  1996.   Incorporated  by
             reference from Exhibit 10(kk) to the Company's 1996
             10-KSB.                                                      *

10(m)        Management   Incentive   Plan.    Incorporated   by
             reference  from Exhibit 10(c) to the Company's 1984
             10-K.                                                        *

10(n)        Supplemental     Executive     Retirement     Plan.
             Incorporated by reference from Exhibit 10(I) to the
             Company's Annual Report on Form 10-K for the fiscal
             year ended  December  31,  1988  (hereinafter,  the
             "1988 10-K").                                                *

10(o)        Executive Deferred Compensation Plan.  Incorporated
             by reference  from Exhibit  10(j) to the  Company's
             1988 10-K.                                                   *

10(p)        Supplemental   Retirement   Plan   for   Directors.
             Incorporated  by  reference  from  Exhibit 10(k) to
             the Company's 1988 10-K.                                     *

10(q)        Legal Services Agreement with Wells, Wingate, Small
             & Graham.  Incorporated  by reference  from Exhibit
             10(q) to the Company's 1987 10-K.                            *

                                                                      Sequential
Exhibit No.  Exhibit Name                                             Page No.
-----------  ------------                                             --------

10(r)        PrimeVest Financial Services, Inc. Nondiscretionary
             Full Service Brokerage  Agreement.  Incorporated by
             reference  from Exhibit 10(w) to the Company's 1993
             10-K.                                                        *

10(s)        Employment Agreement of Fred A. Drake. Incorporated
             by reference  from Exhibit  10(aa) to the Company's
             1993 10-K.                                                   *

10(t)        Addendum to  Employment  Agreement of Fred A. Drake
             dated   March   28,   1996  &  January   2,   1997.
             Incorporated by reference from Exhibit 10(x) to the
             Company's 1996 10-KSB.                                       *

10(u)        Addendum to  Employment  Agreement of Fred A. Drake
             dated July 1, 1997, and January 5, 1998.                     86

10(v)        Employment Agreement of Robert Jones.  Incorporated
             by reference  from Exhibit  10(cc) to the Company's
             1993 10-K.                                                   *

10(w)        Addendum to  Employment  Agreement  of Robert Jones
             dated   March   28,   1996  &  January   2,   1997.
             Incorporated by reference from Exhibit 10(z) to the
             Company's 1996 10-KSB.                                       *

10(x)        Employment Agreement of Martin R. Sorensen dated            88
             February 2, 1998.

10(y)        Sales  Agreement  with Federated  Securities  Corp.
             Incorpor-  ated by reference from Exhibit 10(gg) to
             the Company's 1995 10-KSB.                                   *

10(z)        Linsco/Private  Ledger, Inc. Full Service Brokerage
             Agreement.  Incorporated  by reference from Exhibit
             10(hh) to the Company's 1995 10-KSB.                         *

10(aa)       Executive  Deferred  Compensation  Plan,  effective
             1-1-89, restated 4-1-95.  Incorporated by reference
             from Exhibit 10(dd) to the Company's 1996 10-KSB.            *

10(bb)       Directors'  Deferred  Compensation Plan,  effective
             4-1-95.  Incorporated  by  reference  from  Exhibit
             10(ee) to the Company's 1996 10-KSB.                         *

                                                                      Sequential
Exhibit No.  Exhibit Name                                             Page No.
-----------  ------------                                             --------

10(cc)       Umbrella TrustTM for Directors,  effective  4-1-95.
             Incorporated  by reference  from Exhibit  10(ff) to
             the Company's 1996 10-KSB.                                   *

10(dd)       Umbrella TrustTM for Executives,  effective 4-1-95.
             Incorporated  by reference  from Exhibit  10(gg) to
             the Company's 1996 10-KSB.                                   *

21           List of Subsidiaries.                                        96

23           Consent of Deloitte & Touche, L.L.P.                         97

27           Financial Data Schedule.                                     98

-------------------
*  Previously filed.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP

By: /s/ Martin R. Sorensen
    ----------------------
    Martin R. Sorensen
    President and Chief Executive Officer


    /s/ Sharon L. Benson                            /s/ Fred A. Drake
    ----------------------                          ----------------------
    Sharon L. Benson                                Fred A. Drake
    Senior Vice President & Chief                   Executive Vice President
    Financial Officer



DATE:  March 20, 1998

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE:                         TITLE                      DATE
-------------------                         -----                      ----

 /s/ Martin R. Sorensen                   Director                March 20, 1998
------------------------------
Martin R. Sorensen


 /s/ Rudy V. Balma                        Director                March 20, 1998
------------------------------
Rudy V. Balma


 /s/ William W. Cox                       Director                March 20, 1998
------------------------------
William W. Cox


 /s/ Dan W. Ghidinelli                    Director                March 20, 1998
------------------------------
Dan W. Ghidinelli


 /s/ Thomas J. Ludden                     Director                March 20, 1998
------------------------------
Thomas J. Ludden


 /s/ Kelly V. Pierce                      Director                March 20, 1998
------------------------------
Kelly V. Pierce


 /s/ Douglas M. Treadway                  Director                March 20, 1998
------------------------------
Douglas M. Treadway


 /s/ J. M. Wells, Jr.                     Director                March 20, 1998
------------------------------
J. M. Wells, Jr.