Form 10-Q
period 1998-03-31
NORTH VALLEY BANCORP
filed 1998-05-13
CIK 353191

United States
                Securities and Exchange Commission
                    Washington, D.C. 20549

                           FORM 10-Q

                           (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Period Ended    March 31, 1998     .

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

Common Stock - -     1,839,092   shares as of March 31, 1998.



                              INDEX

              NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets-- March 31, 1998 and December 31,
     1997

     Condensed consolidated statements of income-- Three months ended March 31, 1998 and 1997;

     Condensed consolidated statement of cash flows-- Three months ended March 31, 1998 and 1997

     Notes to condensed consolidated financial statements--
     March 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8K


SIGNATURES PART I.  FINANCIAL INFORMATION

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS        March 31   December 31
(In thousands except share amounts)            1998        1997
ASSETS                                      (Unaudited)   (Note)
Cash and cash equivalents:
    Cash and due from banks                   $13,946    $  8,842
    Federal funds sold                         24,200      13,100
    Total cash and cash equivalents            38,146      21,942
Cash held in trust                              1,694       1,670
Securities:
    Available for sale, at fair value          24,646      26,613
    Held to maturity, at amortized cost
      (fair value of $40,079 and $41,231 at
       March 31, 1998 and December 31, 1997,
       respectively)                           38,208      39,219
Loans receivable, net of allowance for
    loan losses and deferred loan fees        166,190     167,507
Premises and equipment, net of accumulated
    depreciation and amortization               4,736       4,647
Other real estate owned                           104         212
FHLB stock                                        801         790
Accrued interest receivable                     1,841       1,923
Other assets                                    6,306       6,234
TOTAL ASSETS                                 $282,672    $270,757

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
    Noninterest-bearing demand deposits      $  39,105   $ 32,253
    Interest-bearing:
        Savings                                 48,838     46,431
        Time certificates                      116,954    118,159
        NOW accounts                            44,170     41,679
Total deposits                                 249,067    238,522
Accrued interest and other liabilities           4,414      4,169
TOTAL LIABILITIES                              253,481    242,691

STOCKHOLDERS' EQUITY:
Common stock, no par value: authorized
  20,000,000 shares; outstanding 1,839,092
  at March 31, 1998 and December 31, 1997       10,161     10,161
Retained earnings                               18,313     17,205
Accumulated Other Comprehensive Income:
   Unrealized gain on securities available
   for sale (net of tax effect)                    717        700
Total stockholders' equity                      29,191     28,066
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $282,672   $270,757
======================================================================
Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except share and per share amounts)
                                                Three Months Ended
                                                      March 31
                                                  1998      1997
INTEREST INCOME:
  Loans including fees                         $  3,815  $  3,756
  Securities:
    Taxable                                         386       150
    Exempt from federal taxes                       569       610
  Interest on federal funds sold                    242       275
Total interest income                             5,012     4,791

INTEREST EXPENSE - DEPOSITS                       2,137     2,102

NET INTEREST INCOME                               2,875     2,689

PROVISION FOR LOAN LOSSES                           180       180

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                               2,695     2,509

NONINTEREST INCOME:
    Service charges on deposit accounts             350       337
    Other fees and charges                          217       196
    Gain on sale of loans                             8        35
    Gain on sale of available
      for sale securities                           192        89
    Other                                            70        76
Total noninterest income                            837       733

NONINTEREST EXPENSES:
    Salaries & employee benefits                  1,076       996
    Occupancy expense                               135       113
    Furniture & equipment expense                   155       133
    Other                                           668       523
Total noninterest expenses                        2,034     1,765

INCOME BEFORE PROVISION FOR INCOME TAXES          1,498     1,477

PROVISION FOR INCOME TAXES                          390       380

NET INCOME                                     $  1,108  $  1,097

EARNINGS PER SHARE:
  Basic                                        $    .60  $    .60
  Diluted                                      $    .60  $    .59
===========================================================================
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES CONDENSED    Three Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED         March 31
                                                    1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $ 1,108     $ 1,097
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                       125         108
  Amortization of premium on securities                 7           0
  Provision for loan losses                           180         180
  Loss on sale/write down of other real estate owned    4           0
  Gain on sale of available for sale securities    (  192)    (    89)
  Gain on sale of loans                            (    8)    (    35)
  Provision for deferred taxes                        288           5
  Effect of changes in:
     Accrued interest receivable                       82           1
     Other assets                                  (  348)     (1,522)
     Accrued interest and other liabilities           245         401
Net cash provided by operating activities           1,491         146

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of FHLB stock                            (    11)    (    11)
Proceeds from sale of other real estate owned         109           0
Purchase of available for sale securities         ( 3,500)    (   110)
Proceeds from sales of available for sale
  securities                                        1,658         125
Proceeds from maturities of available for
  sale securities                                   4,000           0
Purchase of held to maturity securities                 0     (   560)
Proceeds from maturities or calls of held to
  maturity securities                               1,005         225
Proceeds from sale of loans                         1,871       2,124
Net increase in loans                              (  726)    (   918)
Purchases of premises and equipment                (  214)    (   276)
Net cash provided by investing activities           4,192         599

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits, NOW accounts,
  and savings accounts                             11,750       3,638
Net increase in time certificates                 ( 1,205)      2,723
Cash dividends paid                                     0      (  640)
Net cash provided by financing activities          10,545       5,721

NET INCREASE IN CASH AND CASH EQUIVALENTS          16,228       6,466

CASH AND CASH EQUIVALENTS:
 Beginning of period                               23,612      28,507
 End of period                                    $39,840     $34,973

ADDITIONAL INFORMATION:
Transfer of foreclosed loans from loans
  receivable to other real estate owned                 0       1,203
Cash Payments:
  Income tax payments                           $      50   $      14
  Interest payments                             $   2,133   $   2,094

See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1998


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany items and transactions have been eliminated in consolidation.


NOTE B - CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income. This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:
                                               Three Months Ended March 31
                                                    1998           1997
                                                       (In thousands)

Net income                                        $ 1,108        $ 1,097
Other comprehensive income:
   Unrealized gain on securities available for
   sale (net of tax effect)                           717            700

Total comprehensive income                        $ 1,825        $ 1,797


NOTE C - EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

     The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the quarters ended March 31, 1998 and 1997 is reconciled as follows:

                                                 Three              Three
                                                 Months             Months
                                                 Ended              Ended
Calculation of Basic Earnings Per Share          3/31/98            3/31/97

Numerator - net income                         $   1,108          $   1,097
Denominator - weighted average common
   shares outstanding                          $   1,839          $   1,824

Basic Earnings Per Share                       $     .60          $     .60

Calculation of Diluted Earnings Per Share

Numerator - net income                         $   1,108           $  1,097
Denominator:
    Weighted average common shares
      outstanding                                  1,839              1,824
    Dilutive effect of outstanding options            23                 24
                                                   1,862              1,848

Diluted Earnings Per Share                     $     .60           $    .59


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998.

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

  Certain statements in this Form 10-Q (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Shasta County; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets.

Earnings Summary

  For the period ending March 31, 1998, the Company achieved earnings of $1,108,000 as compared to $1,097,000 for the period ending March 31, 1997. On a per share basis, net income on a diluted basis was $.60 for the three months ended March 31, 1998, and $.59 for the same period ending March 31,
1997.   Net income increased primarily due to the increase in net interest income. The Company's return on average total assets and average share-holders' equity were 1.65% and 15.74% for the three months ended March 31, 1998, compared with 1.69% and 18.15% for the three months ended March 31, 1997.


Net Interest Income

  Net interest income is the principal source of the Company's operating earnings. It represents the difference between interest earned on loans and other investments and interest paid on deposits. The amount of interest income and expense is affected by changes in volume and mix of earning assets and interest-bearing deposits, along with changes in interest rates.

  Net interest income has been adjusted to a fully taxable equivalent (FTE)
basis for tax-exempt investments included in earning assets.   Net interest
income (FTE) was $3,130,000 for the three months ended March 31, 1998, as compared to $2,960,000 for the three months ended March 31, 1997. The increase in net interest income for the period ending March 31, 1998 resulted primarily from the increase in investment securities and interest earned on loans.

  Total interest income (FTE) increased to $5,267,000 in 1998 compared to $5,062,000 in 1997, representing a 4.05% increase. Average loans increased to $167,086,000 for the three months ended March 31, 1998, or .10% over the same period in 1997, with an increase in average available for sale securities of 166.9% and average held to maturity securities of 4.03%.

  Total interest expense increased slightly $2,137,000 as compared to $2,102,000 for the same period ending March 31, 1997. Average interest-bearing deposits for the period ending March 31, 1998 totaled $207,988,000, as compared to $203,555,000 for the same period in 1997, or a 2.18% increase.

  Net interest margin (determined by dividing net interest income by total average interest-earning assets) was 5.08% for the period ending March 31, 1998, as compared to 5.03% for the same period ending March 31, 1997. The slight increase for the three months ended March 31, 1998 in the net interest margin was attributed to the increases in loans, investments and deposits, offset by a decrease in the net spread (the difference between rates earned on interest earning assets and rates paid on deposits), affected primarily by a stable to declining interest rate environment and the change in the mix between loans and investment securities for the period ended March 31, 1998. Average earning assets yielded 8.55% for the period ending March 31, 1998 compared to 8.60% for the same period ending March 31, 1997. The cost of funding these earning assets decreased slightly during the first three months of 1998 as the yield on earning assets declined slightly. Rates paid remained relatively stable at 4.17% for the first three months of 1998 as compared to 4.19% for the same period in 1997. The interest spread was 4.38% for the period ending March 31, 1998 compared to 4.41% for the period ending March 31, 1997.


Non-Interest Income

  Non-interest income, which includes income derived from service charges on deposit accounts, loan servicing fees, other fees and charges, and gain
(loss) on sale of securities, increased to $837,000 for the period ending March 31, 1998 as compared to $733,000 for the same period ending March 31, 1997, a $104,000 increase.


Non-Interest Expense

  Non-interest expense totaled $2,034,000 for the period ended March 31, 1998, compared to $1,765,000 for the same period in 1997. Salaries and employee benefits increased to $1,076,000 compared to $996,000, primarily due to normal salary increases, employer taxes, and net pension cost for the supplemental retirement plans for directors and key executives.

  Occupancy and equipment expenses increased as a result of the relocation of the Shasta Dam branch to our new building and the new super market branch in Cottonwood.

  The Company's efficiency ratio (derived by dividing total non-interest expenses by net interest income exclusive of provision for loan losses and non-interest income) was 54.8% at March 31, 1998 compared to 51.6% at March 31, 1997. The efficiency ratio is a measurement as to how efficiently the Company allocates its resources.

  A summary of non-interest expense for the three months ended March 31, 1998 and 1997, is presented below:

Non-Interest Expense                               March 31
   (in thousands)                          1998              1997

Salaries & employee benefits            $ 1,076          $    996
Occupancy expense                           135               113
Furniture & equipment expense               155               133
Professional services                        65                31
Data processing expenses                    105                85
Printing & supplies                          70                56
Postage                                      49                48
Messenger expense                            43                33
ATM expense                                  67                55
Other                                       269               215
     Total Non-interest expense         $ 2,034           $ 1,765


Income Taxes

   The provision for income taxes for the first quarter 1998 was $390,000 as compared to $380,000 for the same period in 1997.

Impaired, Nonaccrual, Past Due and Restructured Loans and Other Real Estate
Owned

   At March 31, 1998 the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, was approximately $4,832,000. Of that balance approximately $98,000 has a related valuation allowance of $15,000. For the quarter ended March 31, 1998, the average recorded investment in loans for which impairment has been recognized was approximately $1,909,000. During the portion of the three month period ended March 31, 1998 that the loans were impaired the Company recognized approximately $122,000 of interest income for cash payments received.

  At December 31, 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 was approxi-mately $4,353,000. No significant impaired balances required a valuation allowance at December 31, 1997. For the year ended December 31, 1997, the average recorded investment in loans for which impairment has been recognized was approximately $3,454,000. During the portion of the year that the loans were impaired the Company recognized interest income of approximately $153,000 for cash payments received.

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

  The amount of non accrual loans increased for the period ending March 31, 1998 to $757,000 as compared to $536,000 at December 31, 1997.

  A summary of non-performing assets at March 31, 1998 and December 31, 1997, is as follows:

Non-Performing Assets (in thousands)       March 31       December 31
                                             1998             1997

Nonaccrual loans                          $    757          $   536
Accruing loans past due 90 days
  or more                                      267              244
Restructured loans                              --               --
Other real estate owned                        103              212
     Total                                $  1,127          $   992


Allowance for Loan Losses

  Management's assessment of the adequacy of the allowance for loan loss and the level of the related provision for possible loan losses is based on its evaluation of current economic conditions, borrower's financial condition, loan impairment, continuing evaluation of the performing loan portfolio, continual evaluation of problem loans identified as having a higher degree of risk, off balance sheet risks, assessments by regulators and other third parties, and any other factors identified by management which may have an effect on the quality of the portfolio. At March 31, 1998, based on known information, management believed that the allowance for loan losses was adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and commitments to extend credit as of such date.

  As of March 31, 1998, the allowance for possible loan losses was $1,839,000 as compared to the December 31, 1997 amount of $1,702,000. When a loan is considered uncollectible by management it is charged against the allowance for loan losses. Any recoveries on previously charged off loans are credited back to the allowance. Net charge-offs were $43,000 for the period ending March 31, 1998. Additions to the allowance for loan losses are charged against income. A provision for loan losses of $180,000 was charged to income for the three months ended March 31, 1998.

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

Liquidity and Interest Rate Sensitivity

  The fundamental objective of the Company's management is to increase shareholders' value while maintaining adequate liquidity, to manage interest rate risk, and increase the economic value of its assets and liabilities. Liquidity is the ability to provide funds to support asset growth and satisfy cash flow requirements created by fluctuations in deposits and to meet borrowers' credit needs. Effective liquidity management insures that sufficient funds are available to satisfy demands from depositors, borrowers and other commitments on a timely basis. Collection of principal and interest on loans, the liquidations and maturities of investment securities, deposits with other banks, deposit inflow and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds in the amount of $6,000,000 as of March 31,1998, were available to provide liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") System providing an additional line of credit of $5,212,000 secured by first deeds of trust on eligible 1-4 unit residential loans. The Company had not borrowed from the FHLB as of March 31, 1998.

  The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $101,000,000 and $87,774,000 (or 35.73% and 32.42% of total assets) at March 31, 1998 and
December 31, 1997, respectively. Total liquid assets for March 31, 1998 and December 31, 1997 include investment securities of $38,208,000 and $39,219,000, respectively, classified as held to maturity based on the Company's intent to hold such securities to maturity.

  Core deposits, defined as demand deposits, NOW, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $231,329,000 and $220,608,000 at March 31, 1998 and December 31, 1997,
respectively.

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

  The following table shows the interest sensitive assets and liabilities gap, which is the measure of interest sensitive assets over interest-bearing liabilities, for each individual repricing period on a cumulative basis:

March 31, 1998                Within 3   3 months    1-5     5+
(in thousands)                 months   to 1 Year    Years   Years     TOTAL
 EARNING ASSETS:
 Held to maturity securities  $    105  $  1,746   $14,920   $21,437 $ 38,208
 Available for sale
    securities                   1,999     4,424    15,713         0   22,136
 Fed Funds Sold                 24,200         0         0         0   24,200
 Loans                          43,795     8,627    53,714    61,894  168,030
    Total earning assets       $70,099   $14,797   $84,347   $83,331 $252,574

INTEREST BEARING LIABILITIES:
  Interest bearing demand
    deposits                  $      0   $44,170   $     0   $     0 $ 44,170
  Savings deposits                   0    48,838         0         0   48,838
  Time deposits                 34,296    75,697     6,961         0  116,954
    Total interest bearing
      liabilities             $ 34,296  $168,705   $ 6,961   $     0 $209,962

INTEREST SENSITIVITY
   GAP                        $ 35,803 $(153,908)  $77,386   $83,331

CUMULATIVE INTEREST
  RATE SENSITIVITY GAP        $ 35,803 $(118,105)  $(40,719) $42,612


  At March 31, 1998, the gap table indicates the Company as liability sensitive in the twelvemonth period. The interest rate sensitivity gap is defined as the difference between amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that time period. The year end Gap report is based on the contractual interest repricing date. The gap method does not consider the impact of different multipliers (how interest rates change when the Fed Funds rate changes by 1%) and lags (time it takes for rates to change after the Fed Funds rate changes). The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates and future impact of new business strategies. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company. The Company's model analyzes the impact on earnings of future rate changes by including factors for lags and multipliers for key bank rates. Both methods of measuring interest rate sensitivity do not take into account actions taken by management to modify the effect to net interest income if interest rates were to rise or fall.

  Even though the Company had a negative gap in the three month period as of March 31, 1998 the asset liability simulation model showed the Bank was slightly asset sensitive in the first quarter 1998. This means that when interest rates decline, yields on earning assets would be expected to decline faster than rates paid for deposits, causing the net interest margin to decrease. Due to a slightly declining interest rate environment in 1998, the Bank's asset sensitive posture had a slightly negative impact on net interest margins as predicted by the asset liability simulation model. In a rising rate environment the opposite impact would be expected; i.e., the net interest margin should improve.


Financial Condition

  Total assets at March 31, 1998, were $282,672,000, representing an increase of 4.40% over December 31, 1997 assets of $270,757,000. Increased deposits were used to fund a 4.66% increase in average earning assets in the first quarter of 1998.

  Investment securities and federal funds sold totaled $87,054,000 at March 31, 1998, compared to $78,932,000 at December 31, 1997. The Company is a member of Federal Home Loan Bank of San Francisco and holds $801,000 in FHLB stock.

  During the first three months of 1998, net loans decreased to $166,190,000 from $167,507,000 for at December 31, 1997. Loans are the Company's major component of earning assets. The Bank's average loan to deposit ratio was 69.68%.

  Funding for increased investments came from increases in deposits. Total deposits increased $10,545,000 in the first quarter of 1998 to $249,067,000, as compared to $238,522,000 at December 31, 1997.

  The Company maintains capital to support capital needs, future growth and dividend payouts while maintaining the confidence of depositors and investors by increasing shareholders' value. The Company has provided the majority of its capital requirements through the retention of earnings. Shareholders' equity increased to $29,191,000 as of March 31, 1998, as compared to $28,066,000 at December 31, 1997.

  The Company's and the Bank's regulatory capital ratios remain above regula-tory minimums. The Company's total risk based capital ratio at March 31, 1998 was 16.38% and its Tier 1 Risk Based Capital (RBC) ratio was 15.38%, exceeding the minimum guidelines of 8% and 4%. The ratios at December 31, 1997 were 15.73% and 14.80%, respectively.

  The Company's leverage ratios were 10.38% and 9.94% at March 31, 1998 and December 31, 1997, exceeding the minimum guidelines of 4%.

  Under current regulations adopted by federal regulatory agencies, a "well-capitalized" institution must have a Tier 1 RBC ratio of at least 6%, a total capital ratio of at least 10% and leverage ratio of at least 5% and not be subject to a capital directive order. The Bank had a total capital ratio of 15.32%, a Tier 1 RBC ratio of 14.31% and a leverage ratio of 9.66% at March 31, 1998.

Impact of Inflation

  Impact of inflation on a financial institution differs significantly from that exerted on anindustrial concern, primarily because a financial institution's assets and liabilities consist largely of monetary items. The relatively low proportion of the Bank's fixed assets (approximately 1.7% March 31, 1998) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

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


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  In Management's opinion there has not been a material change in the Company's market risk profile for the three months ended March 31, 1998 compared to December 31, 1997.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  There are no material legal proceedings pending against the Company or against any of its property. The Bank, because of the nature of its business, is generally subject to various legal actions, threatened or filed, which involve ordinary, routine litigation incidental to its business. Some of the pending cases seek punitive damages in addition to other relief. Although the amount of the ultimate exposure, if any, cannot be determined at this time, the Company does not expect that the final outcome of threatened or filed suits will have a materially adverse effect on its consolidated financial position.

Item 2.  Changes in Securities

         No changes.

Item 3.  Defaults Upon Senior Securities

         N/A

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         N/A

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits - None

         (b)  Reports on Form 8-K -  None


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               North Valley Bancorp
                                  (Registrant)


Date       May 12, 1998       /s/       Sharon Benson
                              Sharon Benson
                              Senior Vice President &
                              Chief Financial Officer