Form 10-K/A
period 1997-12-31
NORTH VALLEY BANCORP
filed 1998-06-22
CIK 353191

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-K/A

                         AMENDMENT NO. 1
                                TO
                          ANNUAL REPORT

           For the fiscal year ended December 31, 1997

                   Commission File No. 0-10652

                       NORTH VALLEY BANCORP
      (Exact name of registrant as specified in its charter)

California                                              94-2751350
(State or other diction                               (I.R.S. Employer
 of incorporatioganization)                          Identification No.)

           880 E. Cypress Avenue, Redding             96002
         (Address of principal executive office)    (Zip code)

                          (530) 221-8400
        (Registrant's telephone number, including area code)

  Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
                   No par value common stock
                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, was $47,613,000 as of March 1, 1998.

The number of shares outstanding of common stock as of March 1, 1998, was 1,839,092.

                           DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.


North Valley Bancorp (the "Corporation") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997, to include Restated Financial Data Schedules for the years ended December 31, 1997, 1996, and 1995, and for the first, second and third quarters of 1996 and 1997. The Amendment is a result of the Corporation's adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", and restatement of income and expense items to reflect year to date totals.

Accordingly, the undersigned registrant hereby files the following exhibits as set forth in the pages attached hereto:

        Exhibit 27.1 - Financial Data Schedule Restated for the Years Ended December 31, 1997, December 31, 1996 and December 31, 1995

        Exhibit 27.2 - Financial Data Schedule Restated for the periods ended March 31, 1997, June 30, 1997 and September 30, 1997

        Exhibit 27.3 - Financial Data Schedule Restated for the periods ended March 31, 1996, June 30, 1996 and September 30, 1996


                                 SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT NO. 1 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Dated:   June 19, 1998                      NORTH VALLEY BANCORP

                                      By:  /s/  Sharon Benson
                                           Senior Vice President &
                                           Chief Financial Officer


       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDMENT NO. 1 HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      Signature                Title                                 Date

                               President & Chief Executive Officer
/s/ Martin R. Sorensen         and Director                          6/19/98

                               Senior Vice President & Chief
/s/ Sharon Benson              Financial Officer                     6/19/98

/s/ Rudy V. Balma              Director                              6/19/98

/s/ William W. Cox             Director                              6/19/98

/s/ Dan W. Ghidinelli          Director                              6/19/98

/s/ Thomas J. Ludden           Director                              6/19/98

/s/ Kelly V. Pierce            Director                              6/19/98

/s/ Douglas M. Treadway        Director                              6/19/98

/s/ J. M. Wells, Jr.           Director                              6/19/98