Form 10-Q
period 1998-06-30
NORTH VALLEY BANCORP
filed 1998-08-13
CIK 353191

United States
               Securities and Exchange Commission
                       Washington, D.C. 20549

                            FORM 10-Q

                            (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Period Ended    June 30, 1998     .

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

Common Stock - -     1,842,510   shares as of June 30, 1998.


                              INDEX

              NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets-- June 30, 1998 and December 31,1997

     Condensed consolidated statements of income-- Six months ended June 30, 1998 and 1997;

     Condensed consolidated statements of income-- Three months ended June 30, 1998 and 1997;

     Condensed consolidated statement of cash flows-- Six months ended June 30, 1998 and 1997

     Notes to condensed consolidated financial statements--
     June 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8K


SIGNATURES PART I.  FINANCIAL INFORMATION

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS              June 30     December 31
(In thousands except share amounts)                 1998          1997
ASSETS                                          (Unaudited)      (Note)
Cash and cash equivalents:
    Cash and due from banks                       $10,938        $  8,842
    Federal funds sold                             12,300          13,100
    Total cash and cash equivalents                23,238          21,942
Cash held in trust                                  1,276           1,670
Securities:
    Available for sale, at fair value              25,275          26,613
    Held to maturity, at amortized cost
      (fair value of $38,730 and $41,231
      at June 30, 1998 and December 31, 1997,
      respectively)                                36,867          39,219
Loans receivable, net of allowance for loan
  losses and deferred loan fees                   173,469         167,507
Premises and equipment, net of accumulated
  depreciation and amortization                     4,916           4,647
Other real estate owned                               376             212
FHLB stock                                            817             790
Accrued interest receivable                         1,882           1,923
Other assets                                        6,907           6,234
TOTAL ASSETS                                     $275,023        $270,757

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
    Noninterest-bearing demand deposits        $   30,113        $ 32,253
    Interest-bearing:
        Savings                                    48,171          46,431
        Time certificates                         117,784         118,159
        NOW accounts                               44,786          41,679
Total deposits                                    240,854         238,522
Accrued interest and other liabilities              4,625           4,169
TOTAL LIABILITIES                                 245,479         242,691

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none outstanding Common stock, no par value: authorized 20,000,000 shares; outstanding
    1,842,510 and 1,839,092 at June 30, 1998 and December 31, 1997,
     respectively                                  10,191          10,161
Retained earnings                                  18,793          17,205
Accumulated Other Comprehensive Income:
   Unrealized gain on securities available for
     sale (net of tax effect)                         560             700
Total stockholders' equity                         29,544          28,066
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $275,023        $270,757
=============================================================================
Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except share and per share amounts)
                                                        Six Months Ended
                                                            June 30
                                                         1998       1997
INTEREST INCOME:
    Loans including fees                              $  7,707   $  7,603
    Securities:
        Taxable                                            774        375
        Exempt from federal taxes                        1,124      1,213
    Interest on federal funds sold                         488        552
Total interest income                                   10,093      9,743

INTEREST EXPENSE - DEPOSITS                              4,302      4,256

NET INTEREST INCOME                                      5,791      5,487

PROVISION FOR LOAN LOSSES                                  360        360

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                      5,431      5,127

NONINTEREST INCOME:
    Service charges on deposit accounts                    795        697
    Other fees and charges                                 433        385
    Gain on sale of loans                                  105        103
    Gain on sale of available
        for sale securities                                459        140
    Other                                                  156        145
Total noninterest income                                 1,948      1,470

NONINTEREST EXPENSES:
    Salaries & employee benefits                         2,225      1,998
    Occupancy expense                                      270        232
    Furniture & equipment expense                          310        271
    Other                                                1,475      1,114
Total noninterest expenses                               4,280      3,615

INCOME BEFORE PROVISION FOR INCOME TAXES                 3,099      2,982

PROVISION FOR INCOME TAXES                                 866        799

NET INCOME                                            $  2,233   $  2,183

EARNINGS PER SHARE:
  Basic                                               $    1.21  $   1.20
  Diluted                                             $    1.20  $   1.18
===========================================================================
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except share and per share amounts)      Three Months Ended
                                                            June 30
                                                          1998       1997
INTEREST INCOME:
    Loans including fees                               $  3,892  $  3,847
    Securities:
        Taxable                                             388       225
        Exempt from federal taxes                           555       603
    Interest on federal funds sold                          246       277
Total interest income                                     5,081     4,952

INTEREST EXPENSE - DEPOSITS                               2,165     2,154

NET INTEREST INCOME                                       2,916     2,798

PROVISION FOR LOAN LOSSES                                   180       180

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                       2,736     2,618

NONINTEREST INCOME:
    Service charges on deposit accounts                     445       360
    Other fees and charges                                  216       189
    Gain on sale of loans                                    97        68
    Gain on sale of available
        for sale securities                                 267        51
    Other                                                    86        69
Total noninterest income                                  1,111       737

NONINTEREST EXPENSES:
    Salaries & employee benefits                          1,149     1,002
    Occupancy expense                                       135       119
    Furniture & equipment expense                           155       138
    Other                                                   807       591
Total noninterest expenses                                2,246     1,850

INCOME BEFORE PROVISION FOR INCOME TAXES                  1,601     1,505

PROVISION FOR INCOME TAXES                                  476       419

NET INCOME                                             $  1,125  $  1,086

EARNINGS PER SHARE:
  Basic                                                $    .61  $    .60
  Diluted                                              $    .60  $    .59
===========================================================================
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES CONDENSED            Six Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)               June 30
                                                           1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $ 2,233     $ 2,183
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                              253         220
  Amortization of premium on securities                       17     (     3)
  Provision for loan losses                                  360         360
  Loss on sale/write down of other real estate owned           5          97
  Gain on sale of available for sale securities           (  459)    (   140)
  Gain on sale of loans                                   (  105)    (   103)
  Provision for deferred taxes                            (    1)    (    31)
  Effect of changes in:
     Accrued interest receivable                              41     (    40)
     Other assets                                         (1,033)    ( 2,147)
     Accrued interest and other liabilities                  520         527
Net cash provided by operating activities                  1,831         923

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of FHLB stock                                   (    27)    (    32)
Proceeds from sale of other real estate owned                207           0
Purchase of available for sale securities                ( 7,582)    ( 8,187)
Proceeds from sales of available for sale securities       2,155       2,253
Proceeds from maturities of available for sale securities  7,000           0
Purchase of held to maturity securities                        0     ( 1,565)
Proceeds from maturities or calls of held to maturity
   securities                                              2,340       1,385
Proceeds from sale of loans                                4,731       6,302
Net increase in loans                                    (10,948)    ( 4,168)
Purchases of premises and equipment                      (   522)    (   393)
Net cash used in investing activities                    ( 2,646)    ( 4,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits, NOW accounts,
   and savings accounts                                    2,706       7,428
Net increase in time certificates                        (   374)      2,021
Cash dividends paid                                      (   645)     (1,280)
Cash received for stock options exercised                     30          60
Net cash provided by financing activities                  1,717       8,229

NET INCREASE IN CASH AND CASH EQUIVALENTS                    902       4,747

CASH AND CASH EQUIVALENTS:
 Beginning of period                                      23,612      28,507
 End of period                                           $24,514     $33,254
ADDITIONAL INFORMATION:
Transfer of foreclosed loans from loans receivable to
   other real estate owned                              $    376     $ 1,664
Cash Payments:
  Income tax payments                                   $    470     $   529
  Interest payments                                     $  4,325     $ 4,256
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1998

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

                                                 Six Months Ended June 30
                                                    1998            1997
                                                     (In thousands)

Net income                                        $ 2,233         $ 2,183
Other comprehensive income:
   Holding (loss) gain arising during period,
      net of tax                                      190             139
   Reclassification adjustment, net of tax      (     330)      (     101)
Net (loss) gain recognized in other
   comprehensive income                         (     140)             38

Net comprehensive income                          $ 2,093         $ 2,221


                                                 Three Months Ended June 30
                                                     1998             1997
                                                         (In thousands)

Net income                                        $ 1,125         $ 1,086
Other comprehensive income:
   Holding (loss) gain arising during period,
      net of tax                                       35             160
   Reclassification adjustment, net of tax      (     192)     (       37)
Net (loss) gain recognized in other
   comprehensive income                         (     157)            123

Net comprehensive income                        $     968         $ 1,209


NOTE C - EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

     The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the quarters ended June 30, 1998 and 1997 is reconciled as follows:

(Dollars in thousands except per share data)     Six               Six
                                                 Months            Months
                                                 Ended             Ended
Calculation of Basic Earnings Per Share          6/30/98           6/30/97

Numerator - net income                          $   2,233         $   2,183
Denominator - weighted average common
     shares outstanding                             1,841             1,826

Basic Earnings Per Share                        $    1.21         $    1.20

Calculation of Diluted Earnings Per Share

Numerator - net income                          $   2,233         $   2,183
Denominator:
    Weighted average common shares
          outstanding                               1,841             1,826
    Dilutive effect of outstanding options             20                24
                                                    1,861             1,850

Diluted Earnings Per Share                      $    1.20         $    1.18


                                                Three                Three
                                                Months               Months
                                                Ended                Ended
Calculation of Basic Earnings Per Share         6/30/98              6/30/97

Numerator - net income                          $   1,125         $   1,086
Denominator - weighted average common
     shares outstanding                             1,839             1,824

Basic Earnings Per Share                        $     .61         $     .60

Calculation of Diluted Earnings Per Share

Numerator - net income                          $   1,125         $   1,086
Denominator:
    Weighted average common shares
          outstanding                               1,839             1,824
    Dilutive effect of outstanding options             21                24
                                                    1,860             1,848

Diluted Earnings Per Share                      $     .60         $     .59


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998.

Overview

  North Valley Bancorp (the "Company") is a bank holding company for North Valley Bank (the "Bank"), a state-nonmember bank. The Company's consolidated net income, assets, and equity are derived primarily from its investment in the Bank. The Bank operates out of its main office located at 880 E. Cypress Avenue, Redding, California 96002 with eight additional branches located in Shasta County and two branches in Trinity County. The Bank's consumer financial services include residential real estate loans, retail deposit services, mutual fund products and consumer finance. Financial services for businesses include commercial loans, Small Business Administration (SBA) loans, and deposit services.

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


Earnings Summary

  For the period ending June 30, 1998, the Company achieved earnings of $2,233,000 as compared to $2,183,000 for the period ending June 30, 1997. On a per share basis, net income on a diluted basis was $1.20 for the six months ended June 30, 1998, and $1.18 for the same period ending June 30, 1997.
The Company paid a $.35 dividend to shareholders of record as of June 9, 1998,
of $645,000.   Net income increased primarily due to the increase in net
interest income and an increase in gains on sale of securities. The Company's return on average total assets and average shareholders'equity were 1.63% and 15.34% for the six months ended June 30, 1998, compared with 1.66% and 17.54% for the six months ended June 30, 1997.

Net Interest Income

  Net interest income is the principal source of the Company's operating earnings. It represents the difference between interest earned on loans and other investments and interest paid on deposits. The amount of interest income and expense is affected by changes in volume and mix of earning assets and interest-bearing deposits, along with changes in interest rates.

  Net interest income has been adjusted to a fully taxable equivalent (FTE)
basis for tax-exempt investments included in earning assets.   Net interest
income (FTE) was $6,321,000 for the six months ended June 30, 1998, as compared to $6,030,000 for the six months ended June 30, 1997. The increase in net interest income for the period ending June 30, 1998 resulted primarily from the increase in investment securities and interest earned on loans.

  Total interest income (FTE) increased to $10,623,000 in 1998 compared to $10,286,000 in 1997, representing a 3.28% increase. Average loans increased to $168,684,000 for the six months ended June 30, 1998, or 1.05% over the same period in 1997, with an increase in average available for sale securities of 108.89% and a decrease in average held to maturity securities of 5.32%.

  Total interest expense increased slightly to $4,302,000 as compared to $4,256,000 for the same period ending June 30, 1997. Average interest-bearing deposits for the period ending June 30, 1998 totaled $210,080,000, as compared to $204,544,000 for the same period in 1997, or a 2.71% increase.

  Net interest margin (determined by dividing net interest income by total average interest-earning assets) was 5.11% for the period ending June 30, 1998,
as compared to 5.06% for the same period ending June 30, 1997.   The increase
for the six months ended June 30, 1998 in the net interest margin was attributed to the increases in loans, investments, deposits, and a slight increase in the net spread (the difference between rates earned on interest earning assets and rates paid on deposits), affected primarily by a stable to declining interest rate environment and the change in the mix between loans and investment securities for the period ended June 30, 1998. Average earning assets yielded 8.58% for the period ending June 30, 1998 compared to 8.63% for the same period ending June 30, 1997. The cost of funding these earning assets decreased slightly during the first six months of 1998. Rates paid declined to 4.13% for the first six months of 1998 as compared to 4.20% for the same period in 1997. The interest spread was 4.45% for the period ending June 30, 1998 compared to 4.43% for the period ending June 30, 1997.


Non-Interest Income

  Non-interest income, which includes income derived from service charges on deposit accounts, loan servicing fees, other fees and charges, and gain (loss) on sale of securities, increased to $1,948,000 for the period ending June 30, 1998 as compared to $1,470,000 for the same period ending June 30, 1997.
The increase of $478,000 in non-interest income is a result of a $319,000 increase in gains on sale of available for sale securities and a $159,000 increase in other operating income, principally service charge and fee income.


Non-Interest Expense

  Non-interest expense totaled $4,280,000 for the period ended June 30, 1998, compared to $3,615,000 for the same period in 1997. Non-interest expenses for the first six months of 1998 increased $665,000 over the same period in 1997. The increase in costs was attributed to the opening of the Cottonwood branch, the Business Banking Center, and the relocation of our Shasta Lake branch to our new facility. There were additional expenses for the period resulting from loan portfolio and technology reviews. The Company attributes the increased salary expense to the additional personnel for the new branches, along with some market driven adjustments to staff compensation.

   The Company's efficiency ratio (derived by dividing total non-interest expenses by net interest income exclusive of provision for loan losses and non-interest income) was 55.31 at June 30, 1998 compared to 51.97% at June 30, 1997. The efficiency ratio is a measurement as to how efficiently the Company allocates its resources.

         A summary of non-interest expense for the six months ended June 30, 1998 and 1997, is presented below:

Non-Interest Expense                              June 30
   (in thousands)                          1998             1997

Salaries & employee benefits            $ 2,225          $ 1,998
Occupancy expense                           270              232
Furniture & equipment expense               310              271
Professional services                       209               77
Data processing expenses                    215              173
Printing & supplies                         135              111
Postage                                      97               92
Messenger expense                            87               69
ATM expense                                 136              112
Other                                       596              480
     Total Non-interest expense         $ 4,280          $ 3,615


Income Taxes

         The provision for income taxes for the second quarter 1998 was $866,000 as compared to $799,000 for the same period in 1997.

Impaired, Nonaccrual, Past Due and Restructured Loans and Other Real Estate
Owned

         At June 30, 1998 the recorded investment in loans for which impairment has been recognized was approximately $3,946,000. Of that balance approximately $1,514,000 has a related valuation allowance of $116,000. For the six months ended June 30, 1998, the average recorded investment in loans for which impairment has been recognized was approximately $3,941,000. During the portion of the six month period ended June 30, 1998 that the loans were impaired the Company recognized approximately $179,000 of interest income for cash payments received.

         At December 31, 1997, the recorded investment in loans for which impairment has been recognized was approximately $4,353,000. No significant impaired balances required a valuation allowance at December 31, 1997. For the year ended December 31, 1997, the average recorded investment in loans for which impairment has been recognized was approximately $3,454,000. During the portion of the year that the loans were impaired the Company recognized interest income of approximately $153,000 for cash payments received.

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

       The amount of non accrual loans increased for the period ending June 30, 1998 to $687,000 as compared to $536,000 at December 31, 1997.

       A summary of non-performing assets at June 30, 1998 and December 31, 1997, is as follows:

Non-Performing Assets (in thousands)         June 30          December 31
                                               1998               1997

Nonaccrual loans                          $    687            $   536
Accruing loans past due 90 days
  or more                                      106                244
Restructured loans                              --                 --
Other real estate owned                        376                212
     Total                                 $ 1,169            $   992

Allowance for Loan Losses

      Management's assessment of the adequacy of the allowance for loan loss and the level of the related provision for possible loan losses is based on its evaluation of current economic conditions, borrower's financial condition, loan impairment, continuing evaluation of the performing loan portfolio, continual evaluation of problem loans identified as having a higher degree of risk, off balance sheet risks, assessments by regulators and other third parties, and any other factors identified by management which may have an effect on the quality of the portfolio. At June 30, 1998, based on known information, management believed that the allowance for loan losses was adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and commitments to extend credit as of such date.

      As of June 30, 1998, the allowance for possible loan losses was $1,783,000 as compared to the December 31, 1997 amount of $1,702,000. When a loan is considered uncollectible by management it is charged against the allowance for loan losses. Any recoveries on previously charged off loans are credited back to the allowance. Net charge-offs were $279,000 for the period ending June 30, 1998. Additions to the allowance for loan losses are charged against income. A provision for loan losses of $360,000 was charged to income for the six months ended June 30, 1998.

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

Liquidity and Interest Rate Sensitivity

      The fundamental objective of the Company's management is to increase shareholders' value while maintaining adequate liquidity, to manage interest rate risk, and increase the economic value of its assets and liabilities. Liquidity is the ability to provide funds to support asset growth and satisfy cash flow requirements created by fluctuations in deposits and to meet borrowers' credit needs. Effective liquidity management insures that sufficient funds are available to satisfy demands from depositors, borrowers and other commitments on a timely basis. Collection of principal and interest on loans, the liquidations and maturities of investment securities, deposits with other banks, deposit inflow and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds in the amount of $6,000,000 as of June 30, 1998, were available to provide liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") System providing an additional line of credit of $5,024,000 secured by first deeds of trust on eligible 1-4 unit residential loans. The Company had not borrowed from the FHLB as of June 30, 1998.

      The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $85,380,000 and $87,774,000 (or 31.04% and 32.42% of total assets) at June 30, 1998 and
December 31, 1997, respectively. Total liquid assets for June 30, 1998 and December 31, 1997 include investment securities of $36,867,000 and $39,219,000, respectively, classified as held to maturity based on the Company's intent to hold such securities to maturity.

      Core deposits, defined as demand deposits, NOW, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $223,303,000 and $220,608,000 at June 30, 1998 and December 31, 1997,
respectively.

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

      The following table shows the interest sensitive assets and liabilities gap, which is the measure of interest sensitive assets over interest-bearing liabilities, for each individual repricing period on a cumulative basis:

June 30, 1998                Within 3    3 months     1-5        5+
(in thousands)                 months   to 1 Year    Years    Years     TOTAL
EARNING ASSETS:
Held to maturity securities   $  1,298  $     725  $13,857  $20,987  $ 36,867
Available for sale
    securities                   1,426      9,195   12,489        0    23,110
Fed Funds Sold                  12,300          0        0        0    12,300
Loans                           44,509      9,757   58,501   62,485   175,252
    Total earning assets       $59,533    $19,677  $84,847  $83,472  $247,529

INTEREST BEARING LIABILITIES:
Interest bearing demand
  deposits                  $        0   $ 44,786  $     0  $     0  $ 44,786
Savings deposits                     0     48,171        0        0    48,171
Time deposits                   55,370     56,372    6,042        0   117,784
    Total interest bearing
      liabilities           $   55,370   $149,329  $ 6,042  $     0  $210,741

INTEREST SENSITIVITY
   GAP                      $    4,163  $(129,652) $ 78,805  $83,472

CUMULATIVE INTEREST
  RATE SENSITIVITY GAP      $    4,163  $(125,489) $(46,684) $36,788


     At June 30, 1998, the gap table indicates the Company as liability sensitive in the twelve month period. The interest rate sensitivity gap is defined as the difference between amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that time period. The gap report is based on the contractual interest repricing date. The gap method does not consider the impact of different multipliers (how interest rates change when the Fed Funds rate changes by 1%) and lags (time it takes for rates to change after the Fed Funds rate changes). The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates and future impact of new business strategies. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company. The Company's model analyzes the impact on earnings of future rate changes by including factors for lags and multipliers for key bank rates. Both methods of measuring interest rate sensitivity do not take into account actions taken by management to modify the effect to net interest income if interest rates were to rise or fall.

     Even though the Company had a negative gap in the six month period as of June 30, 1998 the asset liability simulation model showed the Bank was slightly asset sensitive in the second quarter 1998. This means that when interest rates decline, yields on earning assets would be expected to decline faster than rates paid for deposits, causing the net interest margin to decrease. Due to a slightly declining interest rate environment in 1998, the Bank's asset sensitive posture had a slightly negative impact on net interest margins as
predicted by the asset liability simulation model.   In a rising rate
environment the opposite impact would be expected; i.e., the net interest margin should improve.


Financial Condition

     Total assets at June 30, 1998, were $275,023,000, representing an increase of 1.58% over December 31, 1997 assets of $270,757,000. Increased deposits were used to fund a 3.89% increase in average earning assets in the second quarter of 1998.

     Investment securities and federal funds sold totaled $74,442,000 at June 30, 1998, compared to $78,932,000 at December 31, 1997. The Company is a member of Federal Home Loan Bank of San Francisco and holds $817,000 in FHLB stock.

     During the first six months of 1998, net loans increased to $173,469,000 from $167,507,000 for at December 31, 1997. Loans are the Company's major component of earning assets. The Bank's average loan to deposit ratio was 69.93%.

     Funding for increased investments came from increases in deposits. Total deposits increased $2,332,000 for the six months ended June 30, 1998 to $240,854,000, as compared to $238,522,000 at December 31, 1997.

     The Company maintains capital to support capital needs, future growth and dividend payouts while maintaining the confidence of depositors and investors by increasing shareholders' value. The Company has provided the majority of its capital requirements through the retention of earnings. Shareholders' equity increased to $29,544,000 as of June 30, 1998, as compared to $28,066,000 at December 31, 1997.

     The Company's and the Bank's regulatory capital ratios remain above regulatory minimums. The Company's total risk based capital ratio at June 30, 1998 was 16.28% and its Tier 1 Risk Based Capital (RBC) ratio was 15.33%, exceeding the minimum guidelines of 8% and 4%. The ratios at December 31, 1997 were 15.73% and 14.80%, respectively.

     The Company's leverage ratios were 10.46% and 9.94% at June 30, 1998 and December 31, 1997, exceeding the minimum guidelines of 4%.

     Under current regulations adopted by federal regulatory agencies, a "well-capitalized" institution must have a Tier 1 RBC ratio of at least 6%, a total capital ratio of at least 10% and leverage ratio of at least 5% and not be subject to a capital directive order. The Bank had a total capital ratio of 15.16%, a Tier 1 RBC ratio of 14.21% and a leverage ratio of 9.67% at June 30, 1998.

Impact of Inflation

     Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetary items. The relatively low proportion of the Bank's fixed assets (approximately 1.8% June 30, 1998) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

Net Income

      The Company's net income for the three months ended June 30, 1998, was $1,125,000, as compared to a net income of $1,086,000 for the same period in 1997. The net income for the three month period ended June 30, 1998, resulted in net income per share of sixty cents ($.60), fully diluted.

Net Interest Income

      Net interest income on a fully tax-equivalent basis (FTE) increased $90,000, or 2.93%, to $3,160,000 for the three months ended June 30, 1998, as compared to $3,070,000 for the same period in 1997.

      Changes in net interest income are a result of changes in volume between average earning assets and average interest bearing liabilities and in the difference between interest yields from average earning assets and the cost of average interest bearing liabilities. Net interest income increased over 1997 levels primarily due to an increase in volume on available for sale securities and on average loans.

      Net interest income on a fully taxable equivalent basis expressed as a percentage of total average earning assets is referred to as the net interest margin. The net interest margin (FTE) was 5.05% and 5.09% for the three months ending June 30, 1998 and 1997, respectively.

Non Interest Income

      Total non interest income increased to $1,111,000, compared to $737,000
for the three months ended June 30, 1998 and 1997, respectively.   This
increase was primarily the result of increases in gain on sale of loans and securities of $245,000 and service charges and other fees of $112,000.

Non Interest Expense

      Non interest expense increased for the three months ended June 30, 1998 to $2,246,000 compared to $1,850,000 for the same period in 1997. The increase in costs was attributed to the opening of the Cottonwood branch, the Business Banking Center, and the relocation of our Shasta Lake branch to our new facility. There were additional expenses for the period resulting from loan portoflio and technology reviews. The Company attributes the increased salary expense to the additional personnel for the new branches, along with some market driven adjustments to staff compensation.

      A summary of non interest expense for the three month period ended June 30, 1998 and 1997, is presented below:

Non-Interest Expense                               June 30
   (in thousands)                          1998              1997

Salaries & employee benefits            $ 1,149           $ 1,002
Occupancy expense                           135               119
Furniture & equipment expense               155               138
Professional services                       144                46
Data processing expenses                    110                88
Printing & supplies                          65                55
Postage                                      68                44
Messenger expense                            44                36
ATM expense                                  69                57
Other                                       307               265
     Total Non-interest expense         $ 2,246           $ 1,850


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      In Management's opinion there has not been a material change in the Company's market risk profile for the six months ended June 30, 1998 compared to December 31, 1997.


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

Item 3.  Defaults Upon Senior Securities

             N/A



Item 4.  Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Shareholders of North Valley Bancorp was held on Tuesday, May 26,1998. Shareholders of North Valley Bancorp approved the following proposals:

1.   Election of directors.
2. An amendment of the Articles of Incorporation restricting shareholder action by written consent.
3. An amendment of the Articles of Incorporation concerning elimination of cumulative voting.
4. An amendment of the Articles of Incorporation to authorize the issuance of Preferred Stock.
5. An amendment of the Articles of Incorporatiaon regarding indemnification of agents.
6.   Adoption of the North Valley Bancorp 1998 Employee Stock Incentive Plan.
7.   An amendment of the North Valley Bancorp 1989 Director Stock Option Plan.
8. Ratification of Deloitte & Touche as independent public accountants for the Corporation for 1998.


            Results of the election are presented below:

                       ANNUAL MEETING OF SHAREHOLDERS
                            Tuesday, May 26, 1998

Total shares outstanding:      1,839,092
Total shares voted:            1,502,832   81.72%

By proxy vote:                 1,314,777
In person vote:                  188,055
                                             Shares     % Outstanding    % of
                                              Voted        Shares       Quorum

Proposal 1:                            For:   1,494,052      81.24%     99.42%
Election of Directors              Against:       8,780       0.48%      0.58%
                                   Abstain:           0       0.00%      0.00%

Proposal 2:                            For:   1,135,421      61.74%     75.55%
Amend Articles of Incorporation    Against:      78,554       4.27%      5.23%
restricting shareholder action     Abstain:     114,961       6.25%      7.65%
by written consent

Proposal 3:                            For:   1,133,505      61.63%     75.42%
Amend Articles of Incorporation    Against:      84,148       4.58%      5.60%
concerning elimination of          Abstain:     111,283       6.05%      7.40%
cumulative voting

Proposal 4:                            For:   1,061,018      57.69%     70.60%
Amend Articles of Incorporation    Against:     235,166      12.79%     15.65%
to authorize issuance of           Abstain:      32,752       1.78%      2.18%
preferred stock

Proposal 5:                            For:   1,305,776      71.00%     86.89%
Amend Articles of Incorporation    Against:      75,489       4.10%      5.02%
regarding indemnification of       Abstain:     121,567       6.61%      8.09%
agents

Proposal 6:                            For:   1,208,387      65.71%     80.41%
Adopt North Valley Bancorp 1998    Against:      91,777       4.99%      6.11%
Employee Stock Incentive Plan      Abstain:      28,772       1.56%      1.91%

Proposal 7:                            For:   1,268,353      68.97%     84.40%
Amend North Valley Bancorp 1989    Against:     205,197      11.16%     13.65%
Director Stock Option Plan         Abstain:      29,282       1.59%      1.95%

Proposal 8:                            For:   1,468,382      79.84%     97.71%
Ratify appointment of Deloitte &   Against:      10,712       0.58%      0.71%
Touche as independent public       Abstain:      23,738       1.29%      1.58%
accountants for 1998


Item 5.  Other Information

             N/A

Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits 3(i)    Articles of Incorporation of the Registrant,
                                   as amended and restated.

                   Exhibit 3(ii) By-laws of the Registrant, as amended and restated.

                   Exhibit 10      Indemnification Agreement

             (b)  Reports on Form 8-K -  None



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               North Valley Bancorp
                                  (Registrant)


Date      August 12, 1998      /s/ Sharon Benson
                               Sharon Benson
                               Senior Vice President &
                               Chief Financial Officer