Form 10-Q
period 1998-09-30
NORTH VALLEY BANCORP
filed 1998-11-16
CIK 353191

United States
                Securities and Exchange Commission
                     Washington, D.C. 20549

                          FORM 10-Q

                          (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the Period Ended    September 30, 1998     .

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

Common Stock - - 3,689,220 shares as of September 30, 1998 as restated to give effect for the 2-for-1 stock split.

                              INDEX

              NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets-- September 30, 1998 and December 31, 1997

     Condensed consolidated statements of income-- Nine months ended September 30, 1998 and 1997;

     Condensed consolidated statements of income-- Three months ended September 30, 1998 and 1997;

     Condensed consolidated statement of cash flows-- Nine months ended September 30, 1998 and 1997

     Notes to condensed consolidated financial statements--
     September 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8K


SIGNATURES PART I.  FINANCIAL INFORMATION

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS     September 30     December 31
(In thousands except share amounts)          1998             1997
ASSETS                                    (Unaudited)        (Note)
Cash and cash equivalents:
    Cash and due from banks                 $  9,635       $  8,842
    Federal funds sold                        22,800         13,100
    Total cash and cash equivalents           32,435         21,942
Cash held in trust                             1,083          1,670
Securities:
    Available for sale, at fair value         19,564         26,613
    Held to maturity, at amortized cost
      (fair value of $36,357 and $41,231
       at September 30, 1998
       and December 31, 1997, respectively)   34,317         39,219
Loans receivable, net of allowance for
  loan losses and deferred loan fees         179,222        167,507
Premises and equipment, net of
  accumulated depreciation and amortization    5,042          4,647
Other real estate owned                          350            212
FHLB stock                                       829            790
Accrued interest receivable                    1,697          1,923
Other assets                                   7,252          6,234
TOTAL ASSETS                                $281,791       $270,757

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
    Noninterest-bearing demand deposits   $   32,612      $  32,253
    Interest-bearing:
        Savings                               51,391         46,431
        Time certificates                    117,092        118,159
        NOW accounts                          46,288         41,679
Total deposits                               247,383        238,522
Accrued interest and other liabilities         4,517          4,169
TOTAL LIABILITIES                            251,900        242,691

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized
   5,000,000 shares; none outstanding
Common stock, no par value: authorized
   20,000,000 shares; outstanding
   3,689,220 and 3,678,184 at September 30,
   1998 and December 31, 1997, respectively   10,191         10,161
Retained earnings                             19,478         17,205
Accumulated Other Comprehensive Income:
   Unrealized gain on securities available
   for sale (net of tax effect)                  222            700
Total stockholders' equity                    29,891         28,066
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $281,791       $270,757
==========================================================================
Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except share and per share amounts)
                                                   Nine Months Ended
                                                     September 30
INTEREST INCOME:                                1998              1997
    Loans including fees                     $ 11,625          $ 11,454
    Securities:
        Taxable                                 1,105               674
        Exempt from federal taxes               1,654             1,797
    Interest on federal funds sold                768               828
Total interest income                          15,152            14,753

INTEREST EXPENSE - DEPOSITS                     6,475             6,428

NET INTEREST INCOME                             8,677             8,325

PROVISION FOR LOAN LOSSES                       1,160               500

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                             7,517             7,825

NONINTEREST INCOME:
    Service charges on deposit accounts         1,288             1,047
    Other fees and charges                        635               591
    Gain on sale of loans                         106               118
    Gain on sale of available
        for sale securities                       728               211
    Proceeds from life insurance                    0             1,148
    Other                                         252               242
Total noninterest income                        3,009             3,357

NONINTEREST EXPENSES:
    Salaries & employee benefits                3,335             3,262
    Occupancy expense                             417               365
    Furniture & equipment expense                 487               404
    Other                                       2,234             1,786
Total noninterest expenses                      6,473             5,817

INCOME BEFORE PROVISION FOR INCOME TAXES        4,053             5,365

PROVISION FOR INCOME TAXES                      1,135             1,199

NET INCOME                                   $  2,918          $  4,166

EARNINGS PER SHARE:
  Basic                                      $    .79          $   1.14
  Diluted                                    $    .78          $   1.12
===========================================================================
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except share and per share amounts)       Three Months Ended
                                                           September 30
                                                        1998          1997
INTEREST INCOME:
    Loans including fees                             $  3,918      $  3,851
    Securities:
        Taxable                                           331           299
        Exempt from federal taxes                         530           584
    Interest on federal funds sold                        280           276
Total interest income                                   5,059         5,010

INTEREST EXPENSE - DEPOSITS                             2,173         2,172

NET INTEREST INCOME                                     2,886         2,838

PROVISION FOR LOAN LOSSES                                 800           140

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                      2,086         2,698

NONINTEREST INCOME:
    Service charges on deposit accounts                   493           350
    Other fees and charges                                202           206
    Gain on sale of loans                                   1            15
    Gain on sale of available
        for sale securities                               269            71
    Proceeds from life insurance                            0         1,148
    Other                                                  96            97
Total noninterest income                                1,061         1,887

NONINTEREST EXPENSES:
    Salaries & employee benefits                        1,110         1,264
    Occupancy expense                                     147           133
    Furniture & equipment expense                         177           133
    Other                                                 759           672
Total noninterest expenses                              2,193         2,202

INCOME BEFORE PROVISION FOR INCOME TAXES                  954         2,383

PROVISION FOR INCOME TAXES                                269           400

NET INCOME                                          $     685      $  1,983

EARNINGS PER SHARE:
  Basic                                             $     .19      $    .54
  Diluted                                           $     .18      $    .54
===========================================================================
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES CONDENSED        Nine Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)         September 30
                                                       1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $ 2,918      $ 4,166
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                          387          324
  Amortization (accretion) of premium on securities       22      (     1)
  Provision for loan losses                            1,160          500
  Loss on sale/write down of other real estate owned       5           35
  Gain on sale of available for sale securities       (  728)      (  211)
  Gain on sale of loans                               (  106)      (  118)
  Provision for deferred taxes                            18       (   73)
  Effect of changes in:
     Accrued interest receivable                         226       (  138)
     Other assets                                     (1,417)      (3,094)
     Accrued interest and other liabilities              553          434
Net cash provided by operating activities              3,038        1,824

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of FHLB stock                               (    39)    (     43)
Proceeds from sale of other real estate owned            243        1,199
Purchase of available for sale securities            (13,582)    ( 15,419)
Proceeds from sales of available for sale securities   3,677        4,387
Proceeds from maturities of available for sale
  securities                                          16,999          260
Purchase of held to maturity securities                    0      ( 2,082)
Proceeds from maturities or calls of held to
  maturity securities                                  4,875        2,475
Proceeds from sale of loans                            8,562        7,085
Net increase in loans                                (21,331)     ( 9,350)
Purchases of premises and equipment                  (   782)     (   806)
Net cash used in investing activities                ( 1,378)     (12,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits, NOW accounts,
  and savings accounts                                 9,928        6,229
Net increase in time certificates                    ( 1,067)    (    248)
Cash dividends paid                                  (   645)    (  1,280)
Cash received for stock options exercised                 30           60
Net cash provided by financing activities              8,246        4,761

NET INCREASE IN CASH AND CASH EQUIVALENTS              9,906      ( 5,709)

CASH AND CASH EQUIVALENTS:
 Beginning of period                                  23,612       28,507
 End of period                                      $ 33,518     $ 22,798
ADDITIONAL INFORMATION:
Transfer of foreclosed loans from loans
  receivable to other real estate owned             $    376     $  1,772
Cash Payments:
  Income tax payments                               $    775     $  1,224
  Interest payments                                 $  6,532     $  6,789
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Period ended September 30, 1998


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997. Operating results for the nine months ended September
30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany items and transactions have been eliminated in consolidation for the three and nine month periods included.

     Certain 1997 amounts have been reclassified to conform to the presentation for the three month and nine month periods ended September 30, 1998.


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

                                           Nine Months Ended September 30
                                               1998               1997
                                                    (In thousands)

Net income                                  $ 2,918            $ 4,166
Other non-owner changes in equity:
   Unrealized holding (loss) gain
     on available for sale securities
     arising during period, net of tax           46                320
   Reclassification adjustment, net of tax  (   524)           (   152)
Net (loss) gain recognized in non-owner
   changes in equity                        (   478)               168

Net non-owner changes in equity             $ 2,440            $ 4,334

                                            Three Months Ended September 30
                                               1998               1997
                                                   (In thousands)

Net income                                  $    685           $ 1,983
Other non-owner changes in equity:
   Unrealized holding (loss) gain
     on available for sale securities
     arising during period, net of tax      (    144)              186
   Reclassification adjustment, net of tax  (    194)          (    56)
Net (loss) gain recognized in non-owner
   changes in equity                        (    338)              130

Net comprehensive income                    $    347           $ 1,853


NOTE C - COMMON STOCK SPLIT

     On September 21, 1998, the Company's Board of Directors authorized a two-for-one stock split distributed on October 30, 1998 to stockholders of record as of October 15, 1998. This resulted in the issuance of 1,844,610 additional shares of common stock. All share and per share amounts have been restated to reflect this stock split.

NOTE D - EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

     The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the quarters ended September 30, 1998 and 1997 is reconciled as follows:

(In thousands except per share data)           Nine           Nine
                                               Months         Months
                                               Ended          Ended
Calculation of Basic Earnings Per Share        9/30/98        9/30/97

Numerator - net income                       $   2,918      $   4,166
Denominator - weighted average common
     shares outstanding                          3,680          3,656

Basic Earnings Per Share                     $     .79      $    1.14

Calculation of Diluted Earnings Per Share

Numerator - net income                       $   2,918      $   4,166
Denominator:
    Weighted average common shares
    outstanding                                  3,680          3,656
    Dilutive effect of outstanding options          39             48
                                                 3,719          3,704

Diluted Earnings Per Share                   $     .78      $    1.12

                                               Three           Three
                                               Months          Months
                                               Ended           Ended
Calculation of Basic Earnings Per Share        9/30/98         9/30/97

Numerator - net income                       $     685      $   1,983
Denominator - weighted average common
     shares outstanding                          3,687          3,658

Basic Earnings Per Share                     $     .19      $     .54

Calculation of Diluted Earnings Per Share

Numerator - net income                       $     685      $   1,983
Denominator:
    Weighted average common shares
    outstanding                                  3,687          3,658
    Dilutive effect of outstanding options          39             48
                                                 3,726          3,706

Diluted Earnings Per Share                   $     .18      $     .54


NOTE E - NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not determined the impact of adopting SFAS No. 133 on the Company's financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

Overview

  North Valley Bancorp (the "Company") is a bank holding company for North Valley Bank (the "Bank"), a state-nonmember bank. The Company's consolidated net income, assets, and equity are derived primarily from its investment in the Bank. The Bank operates out of its main office located at 880 E. Cypress Avenue, Redding, California 96002 with ten additional branches located in Shasta County and two branches in Trinity County. The Bank's consumer financial services include residential real estate loans, retail deposit services, mutual fund products and consumer finance. Financial services for businesses include commercial loans, Small Business Administration (SBA) loans, and deposit services.

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

Earnings Summary

  For the period ending September 30, 1998, the Company achieved earnings of $2,918,000 as compared to $4,166,000 for the period ending September 30, 1997. On a per share basis, net income on a diluted basis was $.78 for the nine months ended September 30, 1998, and $1.12 for the same period in 1997.

  The Company has reported significant non-interest income items in both 1997 and 1998, and a large provision for loan losses in the third quarter of 1998. It is important to recognize the components of these items to gauge how the Company is performing comparatively in its basic business operations.
During the nine month period ended September 30, 1998, the Company had $728,000 in gains on available for sale securities. In September, the Company made an additional provision for loan losses of $560,000 to replenish loan loss reserves after a single large charge off. During the same period in 1997, the Company had $211,000 in gains on available for sale securities and $888,000 in net insurance proceeds.

  The Company paid a $.35 per share dividend to shareholders of record as of June 9, 1998, totaling $645,000. The Company's return on average total assets and average shareholders' equity were 1.39% and 13.05% for the nine months ended September 30, 1998, compared with 2.08% and 21.22% for the same period in 1997.


Net Interest Income

  Net interest income is the principal source of the Company's operating earnings. It represents the difference between interest earned on loans and other investments and interest paid on deposits. The amount of interest income and expense is affected by changes in volume and mix of earning assets and interest-bearing deposits, along with changes in interest rates.

  Net interest income has been adjusted to a fully taxable equivalent (FTE)
basis for tax-exempt investments included in earning assets.   Net interest
income (FTE) was $9,512,000 for the nine months ended September 30, 1998, as compared to $9,140,000 for the same period in 1997. The increase in net interest income for the nine month period ending September 30, 1998 resulted primarily from the increase in investment securities and interest earned on loans.

  Total interest income (FTE) for the nine month period ending September 30, 1998, increased to $15,987,000 compared to $15,568,000 for the same period in 1997, representing a 2.69% increase. Average loans increased to $171,375,000 for the nine months ended September 30, 1998, or 2.69% over the same period in 1997, with an increase in average available for sale securities of 71.65% and a decrease in average held to maturity securities of 7.73%.

  Total interest expense for the nine month period ending September 30, 1998 increased slightly to $6,475,000 as compared to $6,428,000 for the same period in 1997. Average interest-bearing deposits for the nine month period ending September 30, 1998 totaled $211,171,000, as compared to $205,262,000 for the same period in 1997, or a 2.88% increase.

  Net interest margin (determined by dividing net interest income by total average interest-earning assets) was 5.06% for the nine month period ending
September 30, 1998, as compared to 5.04% for the same period in 1997.   The
increase in the net interest margin resulted from the increases in loans, investments, and deposits within a stable to declining interest rate environment and the change in the mix between loans and investment securities for the nine month period ended September 30, 1998. Average earning assets yielded 8.51% for the nine month period ending September 30, 1998 compared to 8.58% for the same period in 1997. The cost of funding these earning assets decreased slightly during the first nine months of 1998 to 4.10% compared to 4.17% for the same period in 1997. The interest spread (the difference between rates earned on interest earning assets and rates paid on deposits) was 4.41% for the nine month periods ending September 30, 1998 and 1997.

Non-Interest Income

  Non-interest income, which includes income derived from service charges on deposit accounts, loan servicing fees, other fees and charges, and gain (loss) on sale of securities, decreased to $3,009,000 for the nine month period ending September 30, 1998 as compared to $3,357,000 for the same period in 1997. The decrease of $348,000 in non-interest income is a result of a $517,000 increase in gains on sale of available for sale securities and a $295,000 increase in other operating income, principally service charge and fee income for the nine months ended September 30, 1998, offset by insurance proceeds of $1,148,000 received in 1997.

Non-Interest Expense

   Non-interest expense totaled $6,473,000 for the nine month period ended September 30, 1998, compared to $5,817,000 for the same period in 1997, an increase of $656,000. The increase in expenses was attributed to the opening of two new in-store branches, the Business Banking Center, and the relocation of our Shasta Lake branch to our new facility. There were additional expenses for the period resulting from loan portfolio and technology reviews. The Company attributes the increased salary expense to the additional personnel for the new branches, along with some market driven adjustments to staff compensation.

   The Company's efficiency ratio (derived by dividing total non-interest expenses by net interest income exclusive of provision for loan losses and non-interest income) was 55.39% at September 30, 1998 compared to 49.79% at September 30, 1997. The efficiency ratio is a measurement as to how efficiently the Company allocates its resources.

    A summary of non-interest expense for the nine months ended September 30, 1998 and 1997, is presented below:

Non-Interest Expense                           September 30
   (in thousands)                          1998              1997

Salaries & employee benefits             $ 3,335          $ 3,262
Occupancy expense                            417              365
Furniture & equipment expense                487              404
Professional services                        292              140
Data processing expenses                     311              267
Printing & supplies                          210              172
Postage                                      141              136
Messenger expense                            132              103
ATM expense                                  207              176
Other                                        941              792
     Total Non-interest expense          $ 6,473          $ 5,817


Income Taxes

    The provision for income taxes for the nine months ended September 30, 1998 was $1,135,000 as compared to $1,199,000 for the same period in 1997. The effective tax rate for the period ending September 30, 1998 and 1997 was 28% and 22.35%, respectively.

Impaired, Nonaccrual, Past Due and Restructured Loans and Other Real Estate
Owned

    At September 30, 1998 the recorded investment in loans for which impairment has been recognized was approximately $3,562,000. Of that balance approximately $836,000 has a related valuation allowance of $48,000. For the nine months ended September 30, 1998, the average recorded investment in loans for which impairment has been recognized was approximately $5,408,000. During the portion of the nine month period ended September 30, 1998 that the loans were impaired the Company recognized approximately $281,000 of interest income for cash payments received.

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

    The amount of non accrual loans increased for the period ending September
30, 1998 to $2,681,000 as compared to $536,000 at December 31, 1997.   During
September 1998, the Company placed $1,891,000 in secured loans to a single borrower on nonaccrual status and charged off the unsecured portion of the note (see Allowance for Loan Losses).

     A summary of non-performing assets at September 30, 1998 and December 31, 1997, is as follows:

Non-Performing Assets (in thousands)   September 30      December 31
                                          1998                1997

Nonaccrual loans                        $ 2,681            $   536
Accruing loans past due 90 days
  or more                                   187                244
Restructured loans                           --                 --
Other real estate owned                     350                212
     Total                              $ 3,218            $   992


Allowance for Loan Losses

     Management's assessment of the adequacy of the allowance for loan loss and the level of the related provision for possible loan losses is based on its evaluation of current economic conditions, borrower's financial condition, loan impairment, continuing evaluation of the performing loan portfolio, continual evaluation of problem loans identified as having a higher degree of risk, off balance sheet risks, assessments by regulators and other third parties, and any other factors identified by management which may have an effect on the quality of the portfolio. At September 30, 1998, based on known information, management believed that the allowance for loan losses was adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and commitments to extend credit as of such date.

     As of September 30, 1998 and December 31, 1997, the allowance for possible loan losses was $1,702,000. When a loan is considered uncollectible by management it is charged against the allowance for loan losses. Any recoveries on previously charged off loans are credited back to the allowance. Net charge-offs were $1,160,000 for the period ending September 30, 1998. Additions to the allowance for loan losses are charged against income. A provision for loan losses of $1,160,000 was charged to income for the nine months ended September 30, 1998 compared to a provision of $500,000 for the same period in 1997.

     In September 1998, the Company charged $763,000 against reserves for loan losses representing one unsecured loan. As a result of this charge off, an additional provision to loan losses of $560,000 was made in September 1998. The Company is updating collateral valuations to determine any remaining loss exposure with this borrower and currently anticipates it to be significantly less than the charge taken in September. This loan relationship was unique in its large size and credit structure within the Company's loan portfolio.

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

Liquidity and Interest Rate Sensitivity

     The fundamental objective of the Company's management is to increase shareholders' value while maintaining adequate liquidity, to manage interest rate risk, and increase the economic value of its assets and liabilities. Liquidity is the ability to provide funds to support asset growth and satisfy cash flow requirements created by fluctuations in deposits and to meet borrowers' credit needs. Effective liquidity management insures that sufficient funds are available to satisfy demands from depositors, borrowers and other commitments on a timely basis. Collection of principal and interest on loans, the liquidations and maturities of investment securities, deposits with other banks, deposit inflow and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds in the amount of $6,000,000 as of September 30, 1998, were available to provide liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") System providing an additional line of credit of $3,743,000 secured by first deeds of trust on eligible 1-4 unit residential loans. The Company had not borrowed from the FHLB as of September 30, 1998.

    The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $86,316,000 and $87,774,000 (or 30.63% and 32.42% of total assets) at September 30, 1998 and December 31, 1997, respectively. Total liquid assets for September 30, 1998 and December 31, 1997 include investment securities of $34,317,000 and $39,219,000, respectively, classified as held to maturity based on the Company's intent to hold such securities to maturity.

    Core deposits, defined as demand deposits, NOW, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $229,934,000 and $220,608,000 at September 30, 1998 and December 31, 1997, respectively.

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

    The following table shows the interest sensitive assets and liabilities gap, which is the measure of interest sensitive assets over interest-bearing liabilities, for each individual repricing period on a cumulative basis:

September 30, 1998      Within 3    3 months        1-5        5+
(in thousands)          months      to 1 Year      Years     Years    TOTAL
 EARNING ASSETS:
 Held to maturity
   securities            $   155      $ 1,394    $ 12,641  $ 20,127   $ 34,317
 Available for sale
   securities              4,977       11,592       2,043         0     18,612
 Fed Funds Sold           22,800            0           0         0     22,800
 Loans, net of deferred
   loan fees              45,617       10,011      62,744    62,552    180,924
   Total earning assets  $73,549      $22,997    $ 77,428  $ 82,679   $256,653

INTEREST BEARING LIABILITIES:
  Interest bearing demand
    deposits             $     0    $  46,288    $      0  $      0   $ 46,288
  Savings deposits             0       51,391           0         0     51,391
  Time deposits           30,128       80,975       5,959        30    117,092
    Total interest bearing
      liabilities        $30,128    $ 178,654    $  5,959  $     30   $214,771

INTEREST SENSITIVITY
   GAP                   $42,421    $(155,657)   $ 71,469  $ 82,649

CUMULATIVE INTEREST
  RATE SENSITIVITY GAP  $ 42,421    $(112,236)   $(40,767) $41,882


            At September 30, 1998, the gap table indicates the Company as liability sensitive in the twelvemonth period. The interest rate sensitivity gap is defined as the difference between amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that time period. The gap report is based on the contractual interest repricing date. The gap method does not consider the impact of different multipliers (how interest rates change when the Fed Funds rate changes by 1%) and lags (time it takes for rates to change after the Fed Funds rate changes). The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates and future impact of new business strategies. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company. The Company's model analyzes the impact on earnings of future rate changes by including factors for lags and multipliers for key bank rates. Both methods of measuring interest rate sensitivity do not take into account actions taken by management to modify the effect to net interest income if interest rates were to rise or fall.

     Even though the Company had a negative gap in the nine month period as of September 30, 1998 the asset liability simulation model showed the Bank was slightly asset sensitive in the third quarter 1998. This means that when interest rates decline, yields on earning assets would be expected to decline faster than rates paid for deposits, causing the net interest margin to decrease. Due to a slightly declining interest rate environment in 1998, the Bank's asset sensitive posture had a slightly negative impact on net interest margins as predicted by the asset liability simulation model. In a rising rate environment the opposite impact would be expected; i.e., the net interest margin should improve.


Financial Condition

     Total assets at September 30, 1998, were $281,791,000, representing an increase of 4.08% over December 31, 1997 assets of $270,757,000. Increased deposits were used to fund a 3.91% increase in average earning assets in the third quarter of 1998.

     Investment securities and federal funds sold totaled $76,681,000 at September 30, 1998, compared to $78,932,000 at December 31, 1997. The Company is a member of Federal Home Loan Bank of San Francisco and holds $829,000 in FHLB stock.

     During the first nine months of 1998, net loans increased to $179,222,000 from $167,507,000 at December 31, 1997. Loans are the Company's major componentof earning assets. The Bank's average loan to deposit ratio was 70.64%.

     Funding for increased loans came from increases in deposits and the slight decrease in investments. Total deposits increased $8,861,000 for the nine months ended September 30, 1998 to $247,383,000, as compared to $238,522,000 at December 31, 1997.

     The Company maintains capital to support capital needs, future growth and dividend payouts while maintaining the confidence of depositors and investors by increasing shareholders' value. The Company has provided the majority of its capital requirements through the retention of earnings. Shareholders' equity increased to $29,891,000 as of September 30, 1998, as compared to $28,066,000 at December 31, 1997.

     The Company's and the Bank's regulatory capital ratios remain above regulatory minimums. The Company's total risk based capital ratio at September 30, 1998 was 16.07% and its Tier 1 Risk Based Capital (RBC) ratio was 15.20%, exceeding the minimum guidelines of 8% and 4%. The ratios at December 31, 1997 were 15.73% and 14.80%, respectively.

     The Company's leverage ratios were 10.52% and 9.94% at September 30, 1998 and December 31, 1997, exceeding the minimum guidelines of 4%.

     Under current regulations adopted by federal regulatory agencies, a "well-capitalized" institution must have a Tier 1 RBC ratio of at least 6%, a total capital ratio of at least 10% and leverage ratio of at least 5% and not be subject to a capital directive order. The Bank had a total capital ratio of 14.85%, a Tier 1 RBC ratio of 13.97% and a leverage ratio of 9.70% at September 30, 1998.

Impact of Inflation

     Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetary items. The relatively low proportion of the Bank's fixed assets (approximately 1.8% September 30, 1998) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

Year 2000 Compliance

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     The Company has a written plan to mitigate the risks associated with the impact of the Year 2000. The plan directs the Company's Year 2000 activities under the framework of the Federal Financial Institutions Examination
Council (FFIEC) Five-Step Program.  The FFIEC's Five-Step Program includes the following phases: Awareness, Assessment, Renovation, Validation and Implementation. The Awareness Phase, 100% complete, defines the Year 2000 problem and gains executive level support for the necessary resources to prepare the Company for Year 2000 compliance. The Assessment Phase, 100% complete, assesses the size and complexity of the problem and details the magnitude of the effort necessary to address the Year 2000 issues. Although the Awareness and Assessment Phases are complete, the Company will continue to evaluate any new issues as they arise. The Renovation Phase, 75% complete, includes the incremental changes to hardware and software components. The Validation Phase includes the testing of hardware and software components and is scheduled to be substantially complete by March 31, 1999. The Implementation Phase, 15% complete, certifies that systems are Year 2000 compliant and will be accepted by the end users. The Implementation Phase
is scheduled to be substantially complete by June 30, 1999.   The Company has
completed the development of test and validation methodologies for its Information Technology (IT) systems. Testing of applications has begun and is scheduled to be substantially complete during the first quarter of 1999.
In some cases, the Company will rely on the service providers and software vendors to facilitate proxy testing with a selected group of users. The Company will review the test plans and validate the results of the proxy testing to ensure the Year 2000 compliance of those systems. The Company's business also utilizes non-IT products and services, some of which have embedded technology which might not be Year 2000 ready. Some non-IT products and services involve infrastructure issues such as power, communications and water, as well as elevators, ventilation and air conditioning equipment. The Company classifies power and communications as non-IT products and services and considers them to be of significant importance, giving them high priority. Based on responses from vendors and software providers, the Company does not anticipate incurring any material expenses due to unpreparedness. The Company has identified material third party relationships to minimize the potential loss from unpreparedness of these parties. The Company continues to work closely with Jack Henry & Associates, its data services and items processing provider, regarding Year 2000 compliance. The testing and validation of this system is expected to be substantially complete by December 31, 1998.

     The Company is making efforts to ensure that its customer base is aware of the Year 2000 problem. Year 2000 correspondence has been sent to both deposit and loan customers. The Bank has amended its credit authorization documentation to include consideration regarding the Year 2000 problem. Significant customer relationships have been identified, and such customers are being contacted by the Bank's employees to determine whether they are aware of Year 2000 risks and whether they are taking preparatory actions.

     The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. Costs associated with the modifications necessary are being expensed by the Company during the period in which they are incurred. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. It is anticipated that any disruption of services would be partial and brief, and that there will not be a material impact on revenues or earnings.

      The Company and the Bank are developing contingency plans to address the possibility that efforts to mitigate Year 2000 risk are not successful either in whole or in part. These plans will include remedial efforts up to and including complete manual processing of information for critical IT systems in the event there is a failure after December 31, 1999. The contingency plans should be completed by March 31, 1999 after which time the appropriate implementation training would take place.

     The disclosure set forth above contains forward-looking statements. Specifically, such statements are contained in sentences including the words "expect" or "anticipate". Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results to differ materially from those contemplated by such forward-looking statements.
The factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include the failure by third parties adequately to remediate Year 2000 issues or the inability of the Company to complete writing and/or testing software changes on the time schedules currently expected. Nevertheless, the Company expects that its Year 2000 compliance efforts will be successful without any adverse effects on its business.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

Net Income

     The Company's net income for the three months ended September 30, 1998, was $685,000, as compared to a net income of $1,983,000 for the same period in 1997. The net income for the three month period ended September 30, 1998, resulted in net income per share of $.18, fully diluted, compared to $.54 for the same period in 1997.

Net Interest Income

     Net interest income on a fully tax-equivalent basis (FTE) increased $81,000, or 2.60%, to $3,192,000 for the three months ended September 30, 1998, as compared to $3,111,000 for the same period in 1997.

     Changes in net interest income are a result of changes in volume between average earning assets and average interest bearing liabilities and in the difference between interest yields from average earning assets and the cost of average interest bearing liabilities. Net interest income increased over 1997 levels primarily due to an increase in volume of available for sale securities and on average loans.

     Net interest income on a fully taxable equivalent basis expressed as a percentage of total average earning assets is referred to as the net interest margin. The net interest margin (FTE) was 4.95% and 5.02% for the three months ending September 30, 1998 and 1997, respectively.

Non-Interest Income

     Total non-interest income decreased to $1,061,000, compared to $1,887,000
for the three months ended September 30, 1998 and 1997, respectively.   The
increase in 1998 of $198,000 in sales of available for sale securities and $124,000 in other operating income was offset by insurance proceeds of $1,148,000 in 1997.

Non-Interest Expense

     Non-interest expense decreased for the three months ended September 30, 1998 to $2,193,000 compared to $2,202,000 for the same period in 1997.

     A summary of non-interest expense for the three month period ended September 30, 1998 and 1997, is presented below:

Non-Interest Expense                           September 30
   (in thousands)                        1998               1997

Salaries & employee benefits            $ 1,110           $ 1,264
Occupancy expense                           147               133
Furniture & equipment expense               177               133
Professional services                        83                63
Data processing expenses                     96                94
Printing & supplies                          75                61
Postage                                      44                44
Messenger expense                            45                34
ATM expense                                  71                64
Other                                       345               312
     Total Non-interest expense         $ 2,193           $ 2,202


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     In Management's opinion there has not been a material change in the Company's market risk profile for the nine months ended September 30, 1998 compared to December 31, 1997.


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

             N/A.

Item 3.  Defaults Upon Senior Securities

             N/A

Item 4.  Submission of Matters to a Vote of Security Holders

             N/A

Item 5.  Other Information

             N/A

Item 6.   Exhibits and Reports on Form 8-K.

             N/A


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           North Valley Bancorp
                                (Registrant)

Date     November 13, 1998                    /s/  Sharon Benson
                                              Sharon Benson
                                              Senior Vice President &
                                              Chief Financial Officer