Form 10-K405
period 1998-12-31
NORTH VALLEY BANCORP
filed 1999-03-30
CIK 353191

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                   For the fiscal year ended December 31, 1998
                                             ---------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                     -------------    ------------

                         Commission file number 0-10652
                                                -------

                              NORTH VALLEY BANCORP
             ------------------------------------------------------
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

        Registrant's telephone number, including area code (530) 221-8400
                                                           ---------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                            No par value common stock
                            -------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, was $ 45,320,000 as of March 1, 1999.

The number of shares outstanding of common stock as of March 1, 1999, was 3,699,556.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

TABLE OF CONTENTS
-----------------
                                                                            Page
                                                                            ----
Part I
------

Item 1 -  Description of Business ......................................       2

Item 2 -  Description of Property ......................................      27

Item 3 -  Legal Proceedings ............................................      29

Item 4 -  Submission of Matters to a Vote of Security Holders ..........      29



Part II
-------

Item 5 -  Market for Common Equity  and Related Stockholder Matters ....      30

Item 6 -  Selected Financial Data ......................................      31

Item 7 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operation .....................................      32

Item 7A - Quantitative and Qualitative Disclosures About Market Risk ...      42

Item 8 -  Financial Statements and Supplementary Data ..................      46

Item 9 -  Changes In and Disagreements With  Accountants on Accounting
          and Financial Disclosure .....................................      46



Part III
--------

Item 10 - Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act ............      46

Item 11 - Executive Compensation .......................................      46

Item 12 - Security Ownership of Certain Beneficial Owners
          and Management ...............................................      46

Item 13 - Certain Relationships and  Related Transactions ..............      46

Part IV

Item 14 - Exhibits, Financial Statement Schedules
          and Reports on Form 8-K ......................................      47

Financial Statements ...................................................      48

Signatures .............................................................      75

                                      - I -

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

             Certain statements in this Annual Report on Form 10-K (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Shasta County; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. See also "Certain Additional Business Risks" on pages 25 through 26 herein, Year 2000 Compliance on pages 26 through 27, and other risk factors discussed elsewhere in this Report.

General

             North Valley Bancorp (the "Company") is a bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company was incorporated in 1980 in the State of California, and wholly owns its principal subsidiaries, North Valley Bank (the "Bank"), North Valley Trading Company (the "Trading Company"), which is inactive, and Bank Processing, Inc., a California corporation. The sole subsidiary of the Bank, which is inactive, is North Valley Basic Securities (the "Securities Company"). As used herein, the terms "North Valley Bancorp" or the "Company" include the subsidiaries of the Company and the term "Bank" includes the subsidiary of the Bank, unless the context requires otherwise.

             At December 31, 1998, the Company had approximately 165 employees (which includes 142 full-time equivalent employees); the Company had total consolidated assets of $296,362,000; before consolidation the Bank had total assets of $295,861,000 and total deposits of $262,344,000; assets of the Trading Company were $2,000; assets of Bank Processing, Inc., were $357,000; and assets of the Securities Company were $1,000.

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

             The Bank operates twelve banking offices in Shasta and Trinity Counties, for which it has received all of the requisite regulatory approvals. The headquarters office in Redding was opened in February, 1973. In October, 1973, the Bank opened its Weaverville Office; in October, 1974, its Hayfork Office; in January, 1978, its Anderson Office; and in September, 1979, its Enterprise Office (East Redding). On December 20, 1982, the Bank acquired the assets of two branches of the Bank of California: one located in Shasta Lake and the other in Redding, California. On June 1, 1985, the Bank opened its Westwood Village Office in south Redding. On November 27, 1995, the Bank opened a new branch located in Palo Cedro, California. During the year ended December 31, 1995, the Bank purchased, in the ordinary course of business, the Hayfork branch for $134,000 which the Bank had previously leased from a former Board member. In 1997, the Bank finished construction on its new site located in Shasta Lake, CA. The branch was relocated from its leased facility to its new building on October 14, 1997. The Bank opened two super-market branches in 1998 located in Cottonwood, CA, on January 20, 1998, and Redding, CA, on September 8, 1998. On May 11, 1998, the Bank opened a Business Banking Center in Redding, CA, to provide banking services to business and professional clients.

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

             At  December  31,  1998  Bank   Processing,   Inc.,   had  cash  of
approximately $140,000.

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

Selected Statistical Data


             The following tables present certain consolidated statistical information concerning the business of the Company. This information should be read in conjunction with the Consolidated Financial Statements and the notes thereto and Management's Discussion and Analysis or Plan of Operation and other information contained elsewhere herein. Averages are based on daily averages. Tax-equivalent adjustments (using a 31% tax rate for 1998, 30% for 1997, and 32% for 1996) have been made in calculating yields on tax-exempt securities.

AVERAGE BALANCES AND TAX-EQUIVALENT NET INTEREST MARGIN

             The following  table sets forth the Company's  consolidated  condensed  average daily balances and the corresponding  average yields  received and average rates paid of each major category of assets,  liabilities,  and stockholders' equity for each of the past three years.

                                                      1998                                      1997
                                                                 AVERAGE                                  AVERAGE
                                        AVERAGE     INCOME(1)/   RATES             AVERAGE   INCOME(1)/    RATES
(Dollars in thousands)                  BALANCE     EXPENSE      EARNED/           BALANCE   EXPENSE      EARNED/
                                                                  PAID                                     PAID
ASSETS                                 ==================================          ===============================

Federal funds sold                     $  19,318    $   1,019      5.27%           $20,016    $   1,079      5.39%
Available for sale securities:
  U.S. Treasury securities                 9,647          575      5.96%             6,447          385      5.97%
  U.S. Agencies                           11,061          631      5.70%             5,442          329      6.05%
  Obligations of states and
    political subdivisions                 1,036           90      8.69%             2,867          208      7.26%
  Other investments                        1,215           29      2.39%               866           33      3.81%
                                       ---------    ---------      ----            -------    ---------      ----
    Total available for sale
      securities                          22,959        1,325      5.77%            15,622          955      6.11%
Held to maturity securities:
  U.S. Agencies                              930           54      5.81%             3,342          215      6.43%
  Obligations of states and
    political subdivisions                35,265        3,052      8.65%            36,541        3,181      8.71%
                                       ---------    ---------      ----            -------    ---------      ----
      Total held to maturity
        securities                        36,195        3,106      8.58%            39,883        3,396      8.51%
FHLB                                         819           56      6.84%               765           47      6.14%
Cash held in trust                         1,348           72      5.34%               597           33      5.53%
Trading account securities                     0            0      0.00%                 0            0      0.00%
Total loans (2)(3)                       175,556       15,860      9.03%           167,496       15,238      9.10%
                                       ---------    ---------      ----            -------    ---------      ----

Total interest earning assets/
  interest income                        256,195       21,438      8.37%           244,379       20,748      8.49%
                                                                   ====                                      ====
Nonearning assets                         25,333                                    23,958
Less:  Allowance for loan losses          (1,859)                                   (1,462)
  TOTAL ASSETS                         $ 279,669                                  $266,875
                                       =========                                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities
Deposits
  Transaction                          $  46,891    $   1,044      2.23%          $ 43,138    $   1,003      2.33%
  Savings & Money Market                  48,984        1,453      2.97%            46,547        1,418      3.05%
  Time                                   117,609        6,086      5.17%           116,440        6,223      5.34%
                                       ---------    ---------      ----            -------    ---------      ----
    Total interest bearing
      deposits/interest expense          213,484        8,583      4.02%           206,125        8,644      4.19%
                                                    ---------      ====                       ---------      ====
Non interest-bearing deposits             33,048                                    31,179
Other noninterest-bearing
  liabilities                              3,380                                     3,409
                                       ---------                                  --------
  TOTAL LIABILITIES                      249,912                                   240,713
Shareholders' equity                      29,757                                    26,162
                                       ---------                                  --------
  Total Liabilities and
    and Stockholders' Equity           $ 279,669                                  $266,875
                                       =========                                  ========

  Net Interest Income and Margin(4)                 $  12,855      5.02%                      $  12,104      4.95%
                                                    =========      ====                       =========      ====


                                                           1996
                                                                     AVERAGE
                                             AVERAGE     INCOME(1)/   RATES
(Dollars in thousands)                       BALANCE     EXPENSE     EARNED/
                                                                      PAID
ASSETS                                       ================================

Federal funds sold                           $18,690    $     990      5.30%
Available for sale securities:
  U.S. Treasury securities                       327           18      5.50%
  U.S. Agencies                                5,162          323      6.26%
  Obligations of states and
    political subdivisions                     4,918          384      7.80%
  Other investments                              579           27      4.66%
                                            --------    ---------      ----
    Total available for sale
      securities                              10,986          752      6.84%
Held to maturity securities:
  U.S. Agencies                                4,078          281      6.89%
  Obligations of states and
    political subdivisions                    34,923        3,094      8.86%
                                            --------    ---------      ----
      Total held to maturity
        securities                            39,001        3,375      8.65%
FHLB                                             709           40      5.64%
Cash held in trust                                 0            0      0.00%
Trading account securities                     1,094           58      5.30%
Total loans (2)(3)                           157,644       14,517      9.21%
                                            --------    ---------      ----

Total interest earning assets/
  interest income                            228,124       19,732      8.65%
                                                                       ====

Nonearning assets                             20,740
Less:  Allowance for loan losses              (1,502)
  TOTAL ASSETS                              $247,362
                                            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities
Deposits
  Transaction                               $ 40,022    $     931      2.33%
  Savings & Money Market                      44,392        1,325      2.98%
  Time                                       109,946        5,821      5.29%
                                            --------    ---------      ----
    Total interest bearing
      deposits/interest expense              194,360        8,077      4.16%
                                                                       ====
Non interest-bearing deposits                 27,376
Other noninterest-bearing
  liabilities                                  2,928
                                             -------
  TOTAL LIABILITIES                          224,664
Shareholders' equity                          22,698
                                             -------
  Total Liabilities and
    and Stockholders' Equity                $247,362
                                            ========

  Net Interest Income and Margin(4)                     $  11,655      5.11%
                                                        =========      ====


(1)  Tax-equivalent basis
(2) Loans on nonaccrual status have been included in the computation of average balances.
(3)  Includes loan fees of $302,000,  $259,000, and $225,000, for 1998, 1997 and
     1996, respectively.
(4) Net interest margin is determined by dividing net interest income by total average interest earning assets.

RATE-VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

             The following table summarizes changes in net interest income resulting from changes in average asset and liability balances (volume) and changes in average interest rates.


                                               1998 versus 1997                1997 versus 1996
                                         ------------------------------   ------------------------------
                                                                Total                           Total
                                         Average    Average    Increase   Average    Average   Increase
(Dollars in thousands)                   Volume       Rate    (Decrease)   Volume    Rate     (Decrease)

INTEREST INCOME
Interest on Federal funds sold           $   (37)   $   (23)   $   (60)   $    71    $    18    $    89
Interest on available for sale
  securities:
  U.S. Treasury securities                   191         (1)       190        365          2        367
  U.S. Agencies                              321        (19)       302         17        (11)         6
  Obligations of states and
    political subdivisions                  (158)        40       (118)      (149)       (26)      (175)
  Other investments                            8        (12)        (4)        11         (5)         6
                                         -------    -------    -------    -------    -------    -------
    Total available for sale
      securities                             362          8        370        244        (40)       204
Interest on held to maturity
  securities:
  U.S. Agencies                             (140)       (21)      (161)       (47)       (19)       (66)
  Obligations of states and
    political subdivisions                  (110)       (19)      (129)       140        (53)        87
                                         -------    -------    -------    -------    -------    -------
      Total held to maturity
        securities                          (250)       (40)      (290)        93        (72)        21
Dividends on FHLB                              4          5          9          3          4          7
Interest on trust                             40         (1)        39         33          0         33
Interest on trading account securities         0          0          0          0        (58)       (58)
Interest on total loans                      728       (106)       622        896       (175)       721
                                         -------    -------    -------    -------    -------    -------
  Total interest income                      847       (157)       690      1,340       (323)     1,017
                                         -------    -------    -------    -------    -------    -------

INTEREST EXPENSE

Interest bearing liabilities
Deposits
  Transaction                                 84        (43)        41         72         (0)        72
  Savings & Money Market                      72        (37)        35         66         27         93
  Time                                        60       (197)      (137)       347         55        402
                                         -------    -------    -------    -------    -------    -------
    Total interest expense                   216       (277)       (61)       485         82        567
                                         -------    -------    -------    -------    -------    -------
Change in net interest income            $   631    $   120    $   751    $   855    $  (405)   $   450
                                         =======    =======    =======    =======    =======    =======

                                                  1996 versus 1995
                                          --------------------------------
                                                                   Total
                                          Average    Average     Increase
(Dollars in thousands)                    Volume     Rate       (Decrease)

INTEREST INCOME
Interest on Federal funds sold           $    50    $  (100)   $   (50)
Interest on available for sale
  securities:
  U.S. Treasury securities                  (482)       126       (356)
  U.S. Agencies                              123         (2)       121
  Obligations of states and
    political subdivisions                   380         (1)       379
  Other investments                            8          5         13
                                         -------    -------    -------
    Total available for sale
      securities                              29        128        157
Interest on held to maturity
  securities:
  U.S. Agencies                             (104)        32        (72)
  Obligations of states and
    political subdivisions                  (137)       (99)      (236)
                                         -------    -------    -------
      Total held to maturity
        securities                          (241)       (67)      (308)
Dividends on FHLB                              4          5          9
Interest on trust
Interest on trading account securities        47         (2)        45
Interest on total loans                    1,845       (558)     1,287
                                         -------    -------    -------
  Total interest income                    1,734       (594)     1,140
                                         -------    -------    -------

INTEREST EXPENSE

Interest bearing liabilities
Deposits
  Transaction                                 81        (17)        64
  Savings & Money Market                       8         69         77
  Time                                       508       (131)       377
                                         -------    -------    -------
    Total interest expense                   597        (79)       518
                                         -------    -------    -------
Change in net interest income            $ 1,137    $  (515)   $   622
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

             Trading Securities are carried at fair value. Changes in fair value are included in other operating income. The Company did not have any securities classified as trading at December 31, 1998, 1997, and 1996.

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

             At December 31, the amortized cost of securities and their approximate fair value were as follows (in thousands):

Available for Sale Securities:
                                                            Gross              Gross            Carrying
                                          Amortized       Unrealized         Unrealized          Amount
                                            Cost             Gains             Losses         (Fair Value)
December 31, 1998:
Securities of U.S. government
  agencies and corporation                 $21,976           $    62           $   (13)           $22,025
Obligations of states and
  political subdivisions                       625                 5              --                  630
Other securities                               215                 5               (33)               187
                                           -------           -------           -------            -------
Total                                      $22,816           $    72           $   (46)           $22,842
                                           =======           =======           =======            =======

December 31, 1997:
Securities of U.S. government
  agencies and corporations                $22,037           $    20              --              $22,057
Obligations of states and political
  subdivisions                               2,268                58              --                2,326
Other securities                             1,311               919              --                2,230
                                           -------           -------           -------            -------
Total                                      $25,616           $   997           $  --              $26,613
                                           =======           =======           =======            =======


December 31, 1996:
Securities of U.S. government
 agencies and corporations                 $ 3,998              --             $    44            $ 3,954
Obligations of states and
  political subdivisions                     4,140           $   113              --                4,253
Other securities                               655               361              --                1,016
                                           -------           -------           -------            -------
Total                                      $ 8,793           $   474           $    44            $ 9,223
                                           =======           =======           =======            =======

Held to Maturity Securities:              Carrying           Gross              Gross
                                           Amount          Unrealized         Unrealized           Fair
                                      (Amortized Cost)        Gain              Losses             Value
December 31, 1998:
Obligations of states and
  political subdivisions                   $33,914           $ 2,025           $  --              $35,939
                                           =======           =======           =======            =======

December 31, 1997:
U. S. Agencies                             $ 3,000              --             $   (11)           $ 2,989
Obligations of states and
  political subdivisions                    36,219           $ 2,023              --               38,242
                                           -------           -------           -------            -------
Total                                      $39,219           $ 2,023           $   (11)           $41,231
                                           =======           =======           =======            =======

December 31, 1996:
U. S. Agencies                             $ 4,000              --             $    59            $ 3,941
Obligations of states and
  political subdivisions                    35,997           $ 1,940                 7             37,930
                                           -------           -------           -------            -------
Total                                      $39,997           $ 1,940           $    66            $41,871
                                           =======           =======           =======            =======

Gross realized gains on sales of securities categorized as available for sale securities were $979,000, $250,000, and $31,000 in 1998, 1997 and 1996. There
were no gross realized losses on sale of available for sale securities in 1998, 1997, or 1996.

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

             Scheduled maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost of approximately $215,000 and a carrying value of approximately $187,000) at December 31, 1998, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay with or without penalty.

             The following table sets forth the maturities of investment securities at December 31, 1998, based on their amortized cost, and the weighted average yields of such securities. Tax-equivalent adjustments have been made in calculating yields on obligations of state and political subdivisions.

Maturity Distribution and Yields of Investment Securities:

                                                     Held to Maturity                 Available for Sale
                                                     ----------------                 ------------------
                                                   Weighted                         Weighted
                                                    Average      Amortized           Average      Amortized
                                                   Yield (1)       Cost              Yield (1)      Cost
December 31                                          1998          1998               1998          1998
-----------                                        --------       --------          ---------      -----
                                                                    (Dollars in thousands)
U.S. Treasury obligations
  Due within one year                                 --             --                5.92%        $ 9,021
  Due after one year but within five years            --             --                 --             --
  Due after five years but within ten years           --             --                 --             --
  Due after ten years                                 --             --                 --             --
                                                     ----         -------              ----         -------
      Total                                           --             --                5.92%          9,021
U.S. government agency securities
  Due within one year                                 --             --                5.16%         12,955
  Due after one year but within five years            --             --                 --             --
  Due after five years but within ten years           --             --                 --             --
  Due after ten years                                 --             --                 --             --
                                                     ----         -------              ----         -------
      Total                                           --             --                5.16%         12,955
State and municipal bonds
  Due within one year                                9.28%          2,092              6.92%            625
  Due after one year but within five years           8.87%         12,487               --             --
  Due after five years but within ten years          8.53%          9,805               --             --
  Due after ten years                                8.47%          9,530               --             --
                                                     ----         -------              ----         -------
    Total                                            8.68%         33,914              6.92%            625

Grand Total                                          8.68%        $33,914              5.51%        $22,601
                                                     ====         =======              ====         =======

-------
(1) Tax-equivalent basis at fiscal year end.


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


          Major  classifications  of  loans at  December  31 are  summarized  as follows (in thousands):

                                              1998            1997            1996              1995            1994

Commercial, financial and agricultural      $ 72,102        $ 64,666        $ 63,944        $ 53,044        $ 46,347
Real estate - construction                     4,177           1,688           1,135           2,838           2,333
Real estate - mortgage                        52,909          45,590          46,673          41,967          30,366
Installment                                   56,686          44,510          43,863          39,034          36,185
Other                                         13,911          13,390          13,283          12,888          11,899
                                            --------        --------        --------        --------        --------
Total loans receivable                       199,785         169,844         168,898         149,771         127,130
Less:
Allowance for loan losses                      1,902           1,702           1,254           1,325           1,144
Deferred loan fees                               449             635             661             638             523
                                            --------        --------        --------        --------        --------
Net loans receivable                        $197,434        $167,507        $166,983        $147,808        $125,463
                                            ========        ========        ========        ========        ========

             At December 31, 1998 and 1997, the Bank serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $78,568,000 and $88,640,000, respectively.

             The Bank was contingently liable under letters of credit issued on behalf of its customers in the amount of $485,000 and $1,189,000 at December 31, 1998 and 1997, respectively. At December 31, 1998 commercial and consumer lines of credit, and real estate loans of approximately $23,975,000 and $2,191,000 respectively, were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Bank's involvement in these instruments and do not necessarily represent the actual amount subject to credit loss.


Maturity Distribution and Interest Rate Sensitivity of Loans

             The following table shows the maturity of certain loan  categories.
Excluded  categories  are  residential   mortgages  of  1-4  family  residences,
installment loans and lease financing  outstanding as of December 31, 1998. Also provided  with  respect  to such  loans  are the  amounts  due  after  one year, classified according to the sensitivity to changes in interest rates:

                                                                Maturing
                                            -------------------------------------------------
                                             Within        After One         After
                                            One Year   Through Five Years   Five Years  Total
                                            --------   ------------------   ----------  -----
                                                           (Millions of dollars)
Commercial, financial and agricultural       $ 7,835         $17,638         $46,629   $72,102
Real Estate - construction                     4,177            --              --       4,177
                                             -------         -------         -------   -------
                                             $12,012         $17,638         $46,629   $76,279
                                             =======         =======         =======   =======

Loans maturing after one year with:
   Fixed interest rates                                       11,208          18,501
   Variable interest rates                                     6,430          28,128
                                                             -------         -------

                                                             $17,638         $46,629
                                                             =======         =======

Impaired, Nonaccrual, Past Due, Restructured Loans, and Other Real Estate Owned

         At December 31, 1998 and 1997, the recorded investment in loans for which impairment has been recognized was approximately $2,871,000 and $4,353,000. Of the 1998 balance approximately $2,269,000 has a related valuation allowance of $226,900. The remaining $602,000 did not require a valuation allowance. No significant impaired balances required a valuation allowance at December 31, 1997. For the years ended December 31, 1998, 1997 and 1996, the average recorded investment in loans for which impairment has been recognized was approximately $3,201,000, $3,455,000 and $2,244,000, respectively. During the portion of the year that the loans were impaired the Company recognized interest income of approximately $232,000, $153,000 and $203,000 for cash payments received in 1998, 1997 and 1996.

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

         Nonperforming  loans at  December  31 are  summarized  as  follows  (in thousands):
                                                          1998          1997          1996          1995          1994
                                                         ------        ------        ------        ------        ------
Nonaccrual loans                                         $2,307        $  536        $1,190        $  282        $  421
Loans 90 days past due but still accruing interest          364           244            14            15            22
Restructured loans                                         --            --            --            --            --
Other real estate owned                                     575           212            69            87          --
                                                         ------        ------        ------        ------        ------

     Total                                               $3,246        $  992        $1,273        $  384        $  443
                                                         ======        ======        ======        ======        ======

             If interest on nonaccrual loans had been accrued, such income would have approximated $132,000 in 1998, $32,000 in 1997, and $82,000 in 1996.
Interest  income of $33,000 in 1998,  $28,000 in 1997,  and  $27,000 in 1996 was
recorded when it was received on the nonaccrual loans.

            Based on its review of impaired, past due and nonaccrual loans and other information known to management at the date of this Report, in addition to the nonperforming loans included in the above table, management has identified 3 loans in the aggregate principal amount of $347,000 about which it has serious doubts regarding the borrowers' ability to comply with present loan repayment terms, such that said loans might subsequently be classified as nonperforming.

            At December 31, 1998, there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

Summary of Loan Loss Experience:

            The following  table  summarizes the Company's loan loss  experience for the years ended December 31:

December 31 (dollars in thousands)                  1998             1997            1996            1995            1994
----------------------------------                  ----             ----            ----            ----            ----
Average amount of gross loans outstanding          $175,556        $167,496        $157,644        $137,613        $114,577
Balance of allowance for loan losses
  at beginning of period                              1,702           1,254           1,325           1,144           1,066
Loans charged off:
  Commercial, financial and agricultural                952               8             538             139              39
  Real Estate - construction                           --              --                 2            --              --
  Real Estate - mortgage                                 35             128             139              27            --
  Installment                                           340             193             118             106             125
  Other                                                  33              33              16               9              21
                                                   --------        --------        --------        --------        --------
Total loans charged off                               1,360             362             813             281             185
Recoveries of loans previously charged off:
  Commercial, financial and agricultural                 10              15               7              52              10
  Real Estate - construction                           --              --              --              --              --
            Real Estate - mortgage                       12               4            --                 9            --
  Installment                                           104              20              14              23              12
  Other                                                   4               1               1               3               1
                                                   --------        --------        --------        --------        --------
Total recoveries of loans previously charged off        130              40              22              87              23
                                                   --------        --------        --------        --------        --------
Net loans charged off                                 1,230             322             791             194             162
  Provisions for loan losses                          1,430             770             720             375             240
                                                   --------        --------        --------        --------        --------

Balance of allowance for loan losses
  at end of period                                 $  1,902        $  1,702        $  1,254        $  1,325        $  1,144
                                                   ========        ========        ========        ========        ========

                                                    1998             1997            1996            1995            1994
                                                    ----             ----            ----            ----            ----
Ratio of net charge-offs to
  average loans outstanding                          .70%             .19%            .50%            .14%            .14%
Allowance for loan losses to total loans             .95%            1.00%            .74%            .88%            .90%

--------------------------------------------------------------------------------

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

                     The Company evaluates the adequacy of its Allowance by specific categories of loans rather than on an overall basis. In determining the adequacy of the Allowance, management considers such factors as the Bank's lending policies, historical loan loss experience, non-performing loans and problem credits, evaluations made by bank regulatory authorities, assessment of economic conditions, and other appropriate data in its attempt to identify the risks in the loan portfolio. While these factors are essentially judgmental, the management of the Company believes that its Allowance at December 31, 1998, was adequate against foreseeable losses in its loan portfolio at that time. The risk of nonpayment of loans is inherent in commercial banking, and, while management has procedures in place to identify loans with more than a normal risk of default, it is not always possible to identify all such potential problem credits. To some extent, the degree of perceived risk is taken into account in establishing the structure of, and interest rates and security for, specific loans and various types of loans. The Bank also attempts to minimize its credit risk exposure by use of thorough loan application, approval and review procedures.

             The following table shows the allocation of the Company's Allowance and the percent of allowance in each category to the total allowance at the dates indicated (dollars in thousands).

December 31                                 1998               1997                 1996            1995                1994
                                       ----------------  -----------------   ----------------   ---------------    ----------------
                                       Allowance    %    Allowance    %      Allowance    %     Allowance   %      Allowance  %
                                         for       of      for        of       for        of      for       of      for       of
                                        Losses  Allowance Losses   Allowance  Losses   Allowance Losses  Allowance Losses  Allowance
                                        ------    -----   ------     -----    ------     -----   ------    ----    ------    -----
Loan Categories:
Commercial, financial and agricultural $  769       40%   $  993       58%   $  765       61%   $  875       66%   $  583       51%
Real Estate - construction                 10        1%      -0-       --       -0-       --       -0-       --       -0-       --
Real Estate - mortgage                    481       25%       89        5%      117        9%      106        8%      114       10%
   Installment                            355       19%      400       24%      372       30%      344       26%      447       39%

Other                                      69        4%      -0-       --       -0-       --       -0-       --       -0-       --
   Unallocated                            218       11%      220       13%      -0-       --       -0-       --       -0-       --
                                       ------      ---    ------      ---    ------      ---    ------      ---    ------      ---
   Total                               $1,902      100%   $1,702      100%   $1,254      100%   $1,325      100%   $1,144      100%
                                       ======      ===    ======      ===    ======      ===    ======      ===    ======      ===

             The Allowance totaled $1,902,000, or .95% of total loans outstanding at December 31, 1998. Based on management's evaluation of the current loan portfolio and economic trends during 1998, the Bank made a provision to its Allowance of $1,430,000 which was due primarily to the increase in loan volume and loans charged off during 1998. Management's continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future funding levels.

Certificates of Deposit

             Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1998 are summarized as follows (dollars in thousands):

                                            $100,000 or More -Time
                                            Certificates of Deposit
----------------------------------------------------------------------
Remaining maturities:
Three months or less                              $ 6,952

Over three through six months                       6,505

Over six through twelve months                      4,421

Over twelve months                                    591
                                                  -------
     TOTAL                                        $18,469
                                                  =======

             As of December 31, 1998, the Company did not have any brokered deposits. In general, it is the Company's policy not to accept brokered deposits.

Return on Equity and Assets:

    The following table sets forth certain financial ratios for the Company:

                                                              December
                                                    --------------------------
                                                    1998       1997       1996
                                                    ----       ----       ----
 Return on average equity (net income
  divided by average equity)                        13.73%     19.67%     18.09%

Return on average assets (net income
  divided by average total assets)                   1.46%      1.93%      1.66%

Equity to assets ratio (average equity
  divided by average total assets)                  10.64%      9.80%      9.18%

Dividend payout ratio (dividends
  paid or declared divided by net income)           33.86%     24.96%     31.31%


Short Term Borrowings

             At December 31, 1998, 1997, and 1996, the Bank did not have any short term borrowings outstanding.



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

             The Company is also a bank  holding  company  within the meaning of
Section 3700 of the California Financial Code. As such, the Company and the Bank are subject to examination by, and may be required to file reports with, the California Commissioner of Financial Institutions (the "Commissioner").

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

             The Interstate Banking and Branching Act also authorizes banks to merge across states lines, therefore creating interstate branches, beginning June 1, 1997. Under such legislation, each state had the opportunity to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching.

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

             Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. For instance, there are proposals currently pending in Congress to reform the Glass-Steagall Act, to allow affiliations between banks and other firms, including insurance companies and securities firms.

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

             The FRB has adopted comprehensive amendments to Regulation Y which became effective April 21, 1997, and are intended to improve the competitiveness of bank holding companies by, among other things: (i) expanding the list of permissible nonbanking activities in which well-run bank holding companies may engage without prior FRB approval, (ii) streamlining the procedures for well-run bank holding companies to obtain approval to engage in other nonbanking activities and (iii) eliminating most of the anti-tying restrictions imposed upon bank holding companies and their nonbank subsidiaries. Amended Regulation Y also provides for a streamlined and expedited review process for bank acquisition proposals submitted by "well-run" bank holding companies and eliminates certain duplicative reporting requirements when there has been a further change in bank control or in bank directors or officers after an earlier approved change.

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

Bank Regulation and Supervision

             The Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation (the "FDIC"). The regulations of these agencies affect most aspects of the Bank's business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank's activities and various other requirements. While the Bank is not a member of the FRB, it is also subject to certain regulations of the FRB dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B). The DFI was created pursuant to AB 3351, effective July 1, 1997, and combines the State Banking Department, the Department of Savings and Loan, and regulatory oversight over industrial loan companies and credit unions with the DFI. For the most part, the DFI has assumed the responsibilities and authorities held by the previous regulators.

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

             California law permits a state chartered bank to invest in the stock and securities of other corporations, subject to a state chartered bank receiving either general authorization or, depending on the amount of the proposed investment, specific authorization from the Commissioner. FDICIA, however, imposed limitations on the activities and equity investments of state chartered, federally insured banks, such as the Bank. FDIC rules on investments prohibit a state Bank from acquiring an equity investment not permissible for a national bank and FDICIA generally prohibits a state bank from engaging in any activity that is not permissible for a national bank.


             The OCC has adopted a regulation to revise and streamline its procedures with respect to corporate activities of national banks, effective December 31, 1996. These revised standards allow the OCC to approve, on a case-by-case basis, the entry of bank operating subsidiaries into a business incidental to banking, including activities in which the parent bank is not permitted to engage. Such a standard allows a national bank to conduct an activity approved for a bank holding company through a bank operating subsidiary such as acting as an investment or financial advisor, leasing personal property and providing financial advice to customers. In general, these revised standards will be available to well-capitalized or adequately capitalized national banks.


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

             In determining the capital level the Bank is required to maintain, the federal banking agencies do not, in all respects, follow generally accepted accounting principles ("GAAP") and have special rules which reduce the amount of capital they will recognize for purposes of determining the capital adequacy of the Bank. These rules are called Regulatory Accounting Principles ("RAP"). In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, established certain benchmark ratios of loan loss reserves to classified assets. Future changes in the regulations or practices of the federal banking agencies could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Company to grow and could restrict the amount of profits, if any, available for the payment of dividends.

             A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock, other types of qualifying preferred stock and minority interests in certain subsidiaries, less most other intangible assets and other adjustments. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, term preferred stock and other types of preferred stock not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. Effective October 1, 1998, up to 45% of the pretax net unrealized gains on certain available-for-sale equity securities may be included in Tier 2 capital. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off balance sheet items of 4%.


             In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage capital ratio. The Board of Governors and other federal banking agencies have recently adopted a revised minimum leverage ratio for bank holding companies and banks. The old rule established a 3% minimum leverage standard for well-run banking organizations (bank holding companies and banks) with diversified risk profiles. Banking organizations which did not exhibit such characteristics or had greater risk due to significant growth, among other factors, were required to maintain a minimum leverage ratio 1% to 2% higher. The old rule did not take into account the implementation of the market risk capital measure set forth in the federal regulatory agency capital adequacy guidelines. The revised leverage ratio establishes a minimum tier 1 ratio of 3% (Tier 1 capital to total assets) for the highest rated bank holding companies and banks. All other banking organizations must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for bank holding companies that have significant financial and/or operational weaknesses, a high risk profile, or are undergoing or anticipating rapid growth.

             The following tables present the capital ratios for the Company and
the  Bank,   compared  to  the   standards   for   well-capitalized   depository
institutions,  as of December 31, 1998 (amounts in thousands  except  percentage amounts).

Company:                                                                     To Be Well
                                                   Actual                Capitalized Under       Minimum For
                                        ---------------------------      Prompt Corrective     Capital Adequacy
                                        Capital               Ratio      Action Provisions         Purposes
                                        -------              ------      -----------------    ------------------
  Tier I capital
      (to average assets)               $ 29,588             10.18%                N/A                   4.0%
  Tier I capital
      (to risk weighted assets)         $ 29,588             14.14                 N/A                   4.0
  Total capital
      (to risk weighted assets)         $ 31,490             15.05                 N/A                   8.0


Bank:

  Tier I capital
      (to average assets)               $ 27,478              9.49%                5.0%                  4.0%
  Tier I capital
      (to risk weighted assets)         $ 27,478             13.17                 6.0                   4.0
  Total capital
      (to risk weighted assets)         $ 29,380             14.08                10.0                   8.0


         Banking agencies have adopted regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. Banking agencies also have adopted regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluation of a bank's capital adequacy.

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

         Under the prompt  corrective  action  provisions of FDICIA,  an insured depository  institution generally will be classified in the following categories based on the capital measures indicated below:
         "Well capitalized"                           "Adequately  capitalized"
         ------------------                           -------------------------
         Total risk-based capital  of  10%;           Total  risk-based  capital  of  8%;
         Tier 1 risk-based capital of 6%; and         Tier 1 risk-based capital of 4%; and
         Leverage ratio of 5%.                        Leverage ratio of 4%.


         "Undercapitalized"                           "Significantly  undercapitalized"
         ------------------                           ---------------------------------
         Total risk-based capital  less than 8%;      Total  risk-based  capital less than 6%;
         Tier 1 risk-based capital less than 4%; or   Tier 1 risk-based capital less than 3%; or
         Leverage ratio less than 4%.                 Leverage ratio less than 3%.


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

         The Bank has been classified as a well-capitalized bank since adoption of the prompt corrective action regulations.

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

         In addition to the statutory limitations, FDICIA originally required the federal banking agencies to prescribe, by regulation, standards for all insured depository institutions for such things as classified loans and asset growth. In 1994, FDICIA was amended to (a) authorize the agencies to establish safety and soundness standards by regulation or by guideline for all insured depository institutions; (b) give the agencies greater flexibility in prescribing asset quality and earnings standards and (c) eliminate the requirement that such standards apply to depository institution holding companies, and in 1995, the federal banking agencies published Interagency
Guidelines Establishing Standards for Safety and Soundness. By adopting the standards as guidelines, the agencies retained the authority to require an institution to submit to an acceptable compliance plan as well as the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards. The Bank has not been and does not expect to be required to submit a safety and soundness compliance plan because of a failure to meet any of the safety and soundness standards.


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

         In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank's net income for its last three fiscal years (less any distributions to shareholders during such period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner in an amount not exceeding the greatest of the bank's retained earnings, the bank's net income for its last fiscal year, or the bank's net income for its current fiscal year.

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

         As required by FDICIA, the FDIC adopted a transitional risk-based assessment system for deposit insurance premiums which became effective January 1, 1993. On November 14, 1995 the Board of Directors of the FDIC adopted a resolution to reduce to a range of 0 to 27 basis points the assessment rates applicable to deposits assessable by the BIF for the semiannual assessment period beginning January 1, 1996. The FDIC has continued such BIF assessment rate through 1998.

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

         In 1996, new compliance and examination guidelines for the CRA were promulgated by each of the federal banking regulatory agencies, fully replacing the prior rules and regulatory expectations with new ones ostensibly more performance based than before. The guidelines provide for streamlined examinations of smaller institutions. The bank has a current rating of "satisfactory" CRA Compliance.

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

         However, smaller independent financial institutions also represent a competitive force. To illustrate the Bank's relative market share, total deposits in banks in Shasta County, California, at June 30, 1998 approximated $1,313,177,000. The Bank's deposits at June 30, 1998 represented approximately 15.54% of such figure.

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

         The enactment of the Interstate Banking and Branching Act in 1994 as well as the California Interstate Banking and Branching Act of 1995 will likely increase competition within California. Regulatory reform, as well as other changes in federal and California law, will also affect competition. While the impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.


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

        Shares of Company Common Stock eligible for future sale could have a dilutive effect on the market for Company Common Stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 20,000,000 shares of common stock, of which approximately 3,690,220 were outstanding at December 31, 1998. Pursuant to its stock option plans, at December 31, 1998, the Company had outstanding options to purchase 101,492 shares of Company Common Stock. As of December 31, 1998, 1,003,000 shares of Company Common Stock remained available for grants under the Company's stock option plans. Sales of substantial amounts of Company Common Stock in the public market could adversely affect the market price of Common Stock.

         A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 1998, real estate served as the principal source of collateral with respect to approximately 57% of the Company's loan portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available-for-sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value for Company Common Stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

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

       The Company has a written plan to mitigate the risks associated with the impact of the Year 2000. The plan directs the Company's Year 2000 activities under the framework of the Federal Financial Institutions Examination Council (FFIEC) Five-Step Program. The FFIEC's Five-Step Program includes the following phases: Awareness, Assessment, Renovation, Validation and Implementation. The Awareness Phase, 100% complete, defines the Year 2000 problem and gains executive level support for the necessary resources to prepare the Company for Year 2000 compliance. The Assessment Phase, 100% complete, assesses the size and complexity of the problem and details the magnitude of the effort necessary to address the Year 2000 issues. Although the Awareness and Assessment Phases are complete, the Company will continue to evaluate any new issues as they arise. The Renovation Phase, 80% complete, includes the incremental changes to hardware and software components. The Validation Phase includes the testing of hardware and software components and is scheduled to be substantially complete by March 31, 1999. The Implementation Phase, 50% complete, certifies that systems are Year 2000 compliant and will be accepted by the end users. The Implementation Phase is scheduled to be substantially complete by June 30, 1999. The Company has completed the development of test and validation methodologies for its Information Technology (IT) systems. Testing of applications has begun and is scheduled to be substantially complete during the first quarter of 1999. In some cases, the Company will rely on the service providers and software vendors to facilitate proxy testing with a selected group of users. The Company will review the test plans and validate the results of the proxy testing to ensure the Year 2000 compliance of those systems. The Company's business also utilizes non-IT products and services, some of which have embedded technology which might not be Year 2000 ready. Some non-IT products and services involve infrastructure issues such as power, communication and water, as well as elevators, ventilation and air conditioning equipment. The Company classifies power and communications as non-IT products and services and considers them to be of significant importance, giving them high priority. Based on responses from vendors and software providers, the Company does not anticipate incurring any material expenses due to unpreparedness. The Company has identified material third party relationships to minimize the potential loss from unpreparedness of these parties. The Company continues to work closely with Jack Henry & Associates, its data services and items processing provider, regarding Year 2000 compliance. The testing and validation of this system was substantially complete by December 31, 1998.

       The Company is making efforts to ensure that its customer base is aware of the Year 2000 problem. Year 2000 correspondence has been sent to both deposit and loan customers. The

Bank has amended its credit authorization documentation to include consideration regarding the Year 2000 problem. Significant customers relationships have been identified, and such customers are being contacted by the Bank's employees to determine whether they are aware of Year 2000 risks and whether they are taking preparatory actions.

         The total cost to the Company of these Year 2000 Compliance activities was approximately $28,100 for 1998 and the Company has budgeted approximately $100,000 for 1999. Costs associated with the modifications necessary are being expensed by the Company during the period in which they are incurred. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that the estimates of costs for 1999 will be accurate since actual results could differ from those plans. The costs incurred in 1998 did not have a material effect on the Company's net income for 1998 and the Company does not expect the costs incurred for the same period in 1999 to have a material effect on net income. It is anticipated that any disruption of services would be partial and brief, and that there will not be a material impact on revenues or earnings.

         The Company and the Bank are developing contingency plans to address the possibility that efforts to mitigate Year 2000 risk are not successful either in whole or in part. These plans will include remedial efforts up to and including complete manual processing of information for critical IT systems in the event there is a failure after December 31, 1999. The Company's contingency plan should be completed by April 30, 1999, after which time the appropriate implementation training would take place.

          The disclosure set forth above contains forward-looking statements. Specifically, such statements are contained in sentences including the words "expect" or "anticipate". Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results to differ materially from those contemplated by such forward-looking statements. The factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include the failure by third parties to adequately remediate Year 2000 issues or the inability of the Company to complete writing and/or testing software changes on time schedules currently expected. Nevertheless, the Company expects that its Year 2000 compliance efforts will be successful without any adverse effects on its business.


ITEM 2.  DESCRIPTION OF PROPERTY

           The Company's principal executive office is located at 880 E. Cypress Avenue, Redding, Shasta County, California. The office, which occupies approximately 2,100 square feet of space, is located within the Enterprise Office of its subsidiary, North Valley Bank.

           The Bank owns the land and building on which its headquarters office is located at 880 E. Cypress Avenue, Redding, California, as well as the land and buildings on which the Hayfork, Anderson, Weaverville, Redding and Country Club (Bechelli Lane) branches are located. On February 2, 1990, the Bank completed construction on a 6,000 square foot building adjacent to the 880 E. Cypress location. Such building and land, owned by the Bank and located at 836
E. Cypress Avenue, currently houses Bank Processing, Inc., and the Bank's Customer Service centers. Construction costs were approximately $376,000. During the year ended December 31, 1995, the Bank purchased, in the ordinary course of business, the Hayfork facility for $134,000 which the Bank previously leased from a former board member. The Palo Cedro and Westwood Village branches as well as the warehouse facilities for the Bank located at 1401 Gold Street, Redding, California, are located in leased facilities or on leased land with various lease expiration dates through August 14, 2005. During the year ended December 31, 1997, the Bank purchased land in the city of Shasta Lake for $176,000 and completed construction on a 4,250 square foot building for approximately $805,000 to relocate the Shasta Dam facility. It opened for business on October 14, 1997. On January 20, 1998, the Bank opened its first grocery store branch and leases 540 square feet located in Holiday Market in Cottonwood, CA, and on September 8, 1998, opened its second grocery store branch in the Holiday Market on Placer Street in Redding, CA, leasing 488 square feet. On May 11, 1998, the Bank opened its Business Banking Center located at 443 Redcliff Drive, Suite 110, Redding CA, and leases 3,767 square feet.

           During the year ended December 31, 1998, the Company spent $90,000 for rental of the Westwood Village branch, Palo Cedro branch, the two grocery store branches, the business banking center and the warehouse for the Bank. Net occupancy expenses for all facilities for the year ended December 31, 1998, were $557,000. In the opinion of management, the properties are adequately covered by insurance.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         North Valley Bancorp's common stock trades on the NASDAQ National Market under the symbol "NOVB". The shares were first listed in the NASDAQ Stock Market in April 1998.

           The following table summarizes trades occurring in the quarters ended
March 31, 1997 to March 31, 1998 of which the Company had knowledge, setting forth the high and low bid prices, reflects inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions for the periods indicated. The following table also summarizes the Common Stock high and low trading prices and volume of shares traded in the quarters ended June
30, 1998, September 30, 1998, and December 31, 1998 as reported by NASDAQ.

                                           Price of
    Quarter Ended:                       Common Stock    Approximate      Cash
    --------------                       ------------      Trading     Dividends
                                         Low     High      Volume       Declared
                                         ---     ----      ------       --------
March 31, 1997                          10.57    12.00    100,012           --
June 30, 1997                           11.88    14.25    112,782           .175
September 30, 1997                      15.00    16.00    163,734           --
December 31, 1997                       15.57    16.19    133,246           .175

March 31, 1998                          15.00    16.625   364,600           --
June 30, 1998                           15.375   15.375   263,518           .175
September 30, 1998                      14.25    14.75    191,898           --
December 31, 1998                       12.25    12.25    433,866           .20

 -----------------------------------
             The information for March 1997 through March 1998 was provided by Hoefer & Arnett, Inc., Sutro & Co. and the Company, based upon trades of which management was aware, and does not include purchases of stock pursuant to the exercise of employee stock options or other private transactions.

  The Company had approximately 1,090 shareholders of record as of March 1, 1999.

           See "Supervision and Regulation - - Restrictions on Dividends and Other Distributions" and "Bank Regulation and Supervision" in Item 1, Description of Business, for information related to shareholder and dividend matters including information on limitations on dividends.


ITEM 6.  SELECTED FINANCIAL DATA

North Valley Bancorp & Subsidiaries

FINANCIAL  HIGHLIGHTS & SUMMARY OF SELECTED FINANCIAL DATA
(Dollars In Thousands Except Per Share Data)

FOR THE YEAR ENDED DECEMBER 31                   1998          1997           1996           1995          1994
Net interest income                           $11,885       $11,089        $10,564         $9,910        $8,718
Net income                                     $4,085        $5,145         $4,107         $4,083        $3,212
Performance ratios:
  Return on average assets                      1.46%         1.93%          1.66%          1.79%         1.54%
  Return on average equity                     13.73%        19.67%         18.09%         20.44%        19.03%
Capital Ratios:
Risk based capital:
  Tier 1 (4% Minimum Ratio)                    14.14%        14.80%         12.58%         12.76%        13.09%
  Total (8% Minimum Ratio)                     15.05%        15.73%         13.29%         13.57%        13.91%
Leverage Ratio                                 10.18%         9.94%          8.98%          8.87%         8.49%

BALANCE SHEET DATA AT DECEMBER 31
Assets                                       $296,362      $270,757       $256,877       $235,072      $213,956
Investment securities and
  federal funds sold                          $75,056       $78,932        $67,320        $64,501       $64,829
Net loans                                    $197,434      $167,507       $166,983       $147,808      $125,463
Deposits                                     $259,881      $238,522       $229,228       $211,075      $193,541
Stockholders' equity                          $30,180       $28,066        $23,900        $20,973       $17,926

COMMON SHARE DATA
Net income(1)
  Basic                                         $1.11         $1.41          $1.11          $1.11         $0.88
  Diluted                                       $1.10         $1.39          $1.10          $1.10         $0.87
Dividends:
  Cash                                          $0.38         $0.35          $0.35          $0.32         $0.35

Year end book value                             $8.18         $7.63          $6.55          $5.70         $4.90

Shares Outstanding                          3,690,220     3,678,184      3,647,376      3,682,096     3,659,866

SUMMARY OF OPERATIONS
Total interest income                         $20,468       $19,733        $18,641        $17,469       $14,178
Total interest expense                          8,583         8,644          8,077          7,559         5,460
Net interest income                            11,885        11,089         10,564          9,910         8,718
Provision for possible loan losses              1,430           770            720            375           240
Net interest income after
  provision for loan losses                    10,455        10,319          9,844          9,535         8,478
Total non interest income                       4,095         4,138          2,581          2,630         2,477
Total non interest expense                      8,886         8,312          6,786          6,412         6,404

Income before provision for income taxes        5,664         6,145          5,639          5,753         4,551

Provision for income taxes                      1,579         1,000          1,532          1,670         1,339
Net Income                                      4,085         5,145          4,107          4,083         3,212





(1) Net income per share  amounts have been adjusted to give effect to a two for one stock split on October 15,
1998 and a three-for-two stock split effected in the form of a 50% stock dividend on November 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

          North Valley Bancorp (the "Company") is a bank holding company for North Valley Bank (the "Bank"), a state-nonmember bank. The Company's consolidated net income, assets, and equity are derived primarily from its investment in the Bank. The Bank operates out of its main office located at 880
E. Cypress Avenue, Redding, California 96002 with nine additional branches located in Shasta County and two branches in Trinity County. The Bank's consumer financial services include residential real estate loans, retail deposit services, mutual fund products and consumer finance. Financial services for businesses include commercial loans, Small Business Administration (SBA) loans, and deposit services.

          Certain statements in this Annual Report on Form 10-K (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressures in the banking industry increase significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Shasta County; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; changes in the securities markets; and Year 2000 compliance problems.


Earnings Summary

          For the year ended December 31, 1998, the Company achieved earnings of $4,085,000 as compared to $5,145,000 in 1997. On a diluted per share basis, net income was $1.10 for 1998 and $1.39 for 1997 (as adjusted to give effect to the two-for-one stock split). Significant nonrecurring income and expense items in 1998 and 1997 impacted the operating results of the Company. During the twelve month period ended December 31, 1998 the Company had $979,000 in securities gains and increased the provision for loan losses in 1998 by $660,000. For the period ending December 31, 1997, the Company had $250,000 in securities gains, a lower effective tax rate and collected $889,000 in net proceeds from a life insurance policy. The Company's return on average total assets and average shareholders' equity were 1.46% and 13.73% in 1998, compared with 1.93% and 19.67% in 1997.

Net Interest Income

          The Company's primary source of operating earnings is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities.

          Net interest  income has been adjusted to a fully  taxable  equivalent
(FTE) basis for tax-exempt investments included in earning assets. Net interest income (FTE) was $12,855,000 in 1998, as compared to $12,104,000 in 1997. The increase in net interest income for 1998 resulted primarily from the increase in the average balances of investment securities and loans.

          Average loans increased to $175,556,000 in 1998, or 4.81% over 1997, with an increase in average available for sale securities of 46.97% and a decrease in average held to maturity securities of 9.25%. Total interest income
(FTE)  increased  to  $21,438,000  in 1998  compared  to  $20,748,000  in  1997, representing a 3.32% increase.

          Average interest-bearing deposits in 1998 totaled $213,484,000, as compared to $206,125,000 in 1997, or a 3.57% increase. Total interest expense increased to $8,583,000 as compared to $8,644,000 in 1997.

          Net interest margin (determined by dividing net interest income by total average interest-earning assets) was 5.02% for 1998, as compared to 4.95% at year end 1997. The slight increase in 1998 in the net interest margin is attributed to the increases in loans, investments and deposits, and by an increase in the net spread (the difference between rates earned on interest earning assets and rates paid on deposits), affected primarily by a declining interest rate environment and the change in the mix between loans and investment securities in 1998. Average earning assets yielded 8.37% in 1998 compared to 8.49% in 1997. The decrease in the yields on earning assets was offset by the decrease in the rates paid on interest-bearing deposits. Rates paid declined to 4.02% in 1998 as compared to 4.19% in 1997. The interest spread was 4.35% in 1998 compared to 4.30% in 1997.


Non-Interest Income

          Other non-interest income, which includes income derived from service charges on deposit accounts, loan servicing fees, other fees and charges, gain on sale of securities, and insurance proceeds decreased 1.04% to $4,095,000 in 1998 as compared to $4,138,000 in 1997. For the year ended December 31, 1998, there was a $729,000 increase in gains on sale of available for sale securities, and a $386,000 increase in service charges on deposit accounts, as compared to insurance proceeds of $1,139,000 received in 1997.

A summary of non-interest income for the past three years is presented below:


Non-Interest Income
  (in thousands)                                     1998      1997      1996
                                                    -------   -------   -------

Service charges on deposit accounts                 $ 1,786   $ 1,400   $ 1,342
Other fees and charges                                  624       570       520
Gain on sale of loans                                   130       160       160
Gain on sale of available for sale securities           979       250        31
Life insurance proceeds                                   0     1,139         0
Gain (loss) on sale of trading securities                 0         0        (7)
Other                                                   576       619       535
                                                    -------   -------   -------
  Total non-interest income                         $ 4,095   $ 4,138   $ 2,581
                                                    =======   =======   =======


Non-Interest Expense

           Non-interest expense totaled $8,886,000 for 1998 compared to $8,312,000 in 1997. Salaries and employee benefits increased in 1998 to $4,679,000 compared to $4,522,000 in 1997. The increase in salary expense was attributed to the additional personnel for the new branches, along with increases in staff compensation. Salaries were affected in both years from payout of contractual obligations to senior executives no longer with the Company and in 1997 by a non-recurring benefit payment of $250,000. The increase in occupancy and furniture and equipment expense was attributed to the opening of two new in-store branches, the Business Banking Center, and the relocation of the Shasta Lake branch to a new facility. The increase in professional services for the period ending December 31, 1998 was attributed to the loan portfolio and technology reviews performed for the Company, and legal costs to establish the Incentive Stock Option plan for employees. In 1997, the Company contributed $170,000 from other non-interest expense to the North Valley Bank Scholarship Fund to fund future scholarships in the community.

          The Company's efficiency ratio (derived by dividing total non-interest expenses by non-interest income and net interest income exclusive of provision for loan losses) was 55.6% in 1998 compared to 54.6% in 1997. The efficiency ratio is a measurement as to how efficiently the Company allocates its resources.

 A summary of non-interest expense for the past three years is presented below:

Non-Interest Expense
   (in thousands)                                  1998        1997        1996
                                                  ------      ------      ------

Salaries & employee benefits                      $4,679      $4,522      $3,934
Occupancy expense                                    557         503         456
Furniture & equipment expense                        666         553         497
Professional services                                373         235         136
Data processing expenses                             415         360         260
Printing & supplies                                  292         232         222
Postage                                              196         182         175
Donations                                             50         217          35
FDIC & State banking assessments                      50          70          23
Messenger                                            178         139         136
ATM and Online expense                               284         247         134
Other                                              1,146       1,052         778
                                                  ------      ------      ------
     Total non-interest expense                   $8,886      $8,312      $6,786
                                                  ======      ======      ======


Income Taxes

          In 1998 and 1997, the Company recorded a tax provision of $1,579,000 and $1,000,000, respectively. The effective income tax rate for state and federal income taxes increased to 27.9% in 1998, from 16.3% in 1997. The increase in the effective income tax rate in 1998 from 1997 is mainly due to the non taxability of the proceeds from a life insurance policy. Income taxes are based on income reported in the consolidated financial statements using the effective tax rate.

Impaired, Nonaccrual, Past Due, Restructured Loans and Other Real Estate Owned

          The Company considers a loan impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. For further discussion of SFAS 114, refer to Note 5 of the Financial Statements.

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

          The amount of non accrual loans increased during 1998 to $2,307,000 as compared to $536,000 in 1997. During the third quarter of 1998, the Company placed $1,891,000 in secured loans to a single borrower on nonaccrual status and charged off the unsecured portion of such borrower's note (see Allowance for Loan Losses).

          A summary of non-performing assets for the past three years is presented below:

Non-Performing Assets (in thousands)               1998        1997        1996
                                                  ------      ------      ------

Nonaccrual loans                                  $2,307      $  536      $1,190
Accruing loans past due 90 days
  or more                                            364         244          14
Restructured loans                                  --          --          --
Other real estate owned                              575         212          69
                                                  ------      ------      ------
     Total                                        $3,246      $  992      $1,273
                                                  ======      ======      ======


Allowance for Loan Losses

          The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. Management attributes general reserves to different types of loans using percentages which are based upon perceived risk associated with the portfolio and underlying collateral. The allowance for possible loan losses is a general reserve available against the total loan portfolio and off balance sheet credit exposure. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. At December 31, 1998, based on known information, management believed that the allowance for loan losses was adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and commitments to extend credit as of such date.

          As of December 31, 1998, the allowance for possible loan losses was $1,902,000 as compared to the December 31, 1997 amount of $1,702,000. When a loan is considered uncollectible by management it is charged against the allowance for loan losses. Any recoveries on previously charged off loans are credited back to the allowance. Net charge-offs were $1,230,000, $322,000, and $791,000 in 1998, 1997, and 1996, respectively. Additions to the allowance for loan losses are charged against income. Provisions for loan losses of $1,430,000, $770,000, and $720,000 were charged to income in 1998, 1997, and
1996, respectively.

          The evaluation process is designed to determine the adequacy of the allowance for loan losses. This process attempts to assess the risk of losses inherent in the loan portfolio by segregating the allowance for loan losses into three components: "Specific," "loss migration," and "general." The specific component is established by allocating a portion of the allowance for loan losses to individual classified credits on the basis of specific circumstances and assessments. The loss migration component is calculated as a function of the historical loss migration experience of the internal loan credit risk rating categories. The general component is an unallocated portion that supplements the first two components and includes:

management's judgement of the current economic conditions, borrower's financial condition, loan impairment, evaluation of the performing loan portfolio, continual evaluation of problem loans identified as having a higher degree of risk, off balance sheet risks, net charge off trends, and other factors.

             The following table shows the allocation of the Company's Allowance and the percent of allowance in each category to the total allowance at the dates indicated (dollars in thousands).

December 31                                       1998                  1997                1996              1995
                                             -----------------   -----------------   -----------------    ---------------
                                             Allowance    %      Allowance    %      Allowance    %       Allowance   %
                                               for       of        for       of        for       of         for       of
                                             Losses   Allowance  Losses   Allowance  Losses   Allowance   Losses  Allowance
                                             ------     -----    ------     -----    ------     -----     ------     ----
Loan Categories:
Commercial, financial and agricultural       $  769        40%   $  993        58%   $  765        61%   $  875        66%

Real Estate - construction                       10         1%      -0-        --       -0-        --       -0-        --
  Real Estate - mortgage                        481        25%       89         5%      117         9%      106         8%
       Installment                              355        19%      400        24%      372        30%      344        26%

Other                                            69         4%      -0-        --       -0-        --       -0-        --
Unallocated                                     218        11%      220        13%      -0-        --       -0-        --
                                             ------       ---    ------       ---    ------       ---    ------       ---
                                             $1,902       100%   $1,702       100%   $1,254       100%   $1,325       100%
                                             ======       ===    ======       ===    ======       ===    ======       ===

December 31                                            1994
                                               -----------------
                                               Allowance     %
                                                for          of
                                               Losses    Allowance
Loan Categories:
Commercial, financial and agricultural        $  583        51%

Real Estate - construction                       -0-        --
  Real Estate - mortgage                         114        10%
       Installment                               447        39%

Other                                            -0-        --
Unallocated                                      -0-        --
                                              ------       ---
                                              $1,144       100%
                                              ======       ===

          There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for possible loan losses in future periods.

Liquidity and Interest Rate Sensitivity

          The fundamental objective of the Company's management is to increase shareholders' value while maintaining adequate liquidity, to manage interest rate risk, and to increase the economic value of its assets and liabilities. Liquidity is the ability to provide funds to support asset growth and satisfy cash flow requirements created by fluctuations in deposits and to meet borrowers' credit needs. Effective liquidity management insures that sufficient funds are available to satisfy demands from depositors, borrowers and other commitments on a timely basis. Collection of principal and interest on loans, the liquidations and maturities of investment securities, deposits with other banks, deposit inflow and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds in the aggregate amount of $6,000,000 as of December 31, 1998, were available to provide liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") System provides an additional line of credit of $3,743,000 secured by first deeds of trust on eligible 1-4 unit residential loans. The Company had not utilized the line of credit from the FHLB as of December 31, 1998.

          The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $82,108,000 and $87,774,000 (or 27.71% and 32.42% of total assets) at December 31, 1998 and
1997, respectively. Total liquid assets for 1998 and 1997 include investment securities of $33,914,000 and $39,219,000, respectively, classified as held to maturity based on the Company's intent to hold such securities to maturity.

          Core deposits, defined as demand deposits, NOW, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide the Company with a relatively stable and low cost source of funds. Core deposits totaled $241,412,000 and $220,608,000 at December 31, 1998 and 1997, respectively.

          In assessing liquidity, historical information such as seasonal loan demand, local economic cycles and the economy in general are considered along with current ratios, management goals and unique characteristics of the Company. Management believes the Company is in compliance with its policies relating to liquidity.

          The Company has no definitive commitments for capital expenditures in 1999 or beyond.

          Parent company liquidity is maintained by cash flows stemming from dividends and the exercise of stock options issued to the Bank's employees and directors. The amount of dividends from the Bank is subject to certain regulatory restrictions as discussed in Note 16 of the Notes to the Consolidated Financial Statements and elsewhere within this Report. Subject to said restrictions, at December 31, 1998, up to $9.4 million could have been paid to the parent Company by the Bank without regulatory approval. Condensed financial statements of North Valley Bancorp are presented in Note 18 of the Notes to Consolidated Financial Statements.

          Asset and liability management focuses on interest rate risk due to asset and liability cash flows and market interest rate movement. The primary objective of managing interest rate risk is to ensure that both assets and liabilities react to changes in interest rates to minimize the effects of interest rate movements on net interest income. An asset and liability management simulation model is used to quantify the exposure and impact of changing interest rates on earnings. That model projects changes by analyzing the mix and repricing characteristics of interest rate sensitive assets and liabilities using multipliers (how interest rates change when the Fed Funds rate changes by 1%) and lags (time it takes for rates to change after the Fed Funds rate changes). The model simulates the effects on net interest income when the Fed Funds rate experiences a 1% increase or decrease compared to current levels.


The following table shows the interest sensitive assets and liabilities gap, which is the measure of interest sensitive assets over interest-bearing liabilities, for each individual repricing period on a cumulative basis:

December 31, 1998                      Within 3         3 months            1-5               5+
(in thousands)                          months          to 1 Year          Years             Years            TOTAL
                                      ---------        ---------         ---------         ---------        ---------
 EARNING ASSETS:
 Held to maturity securities          $     330        $   1,762         $  12,487         $  19,335        $  33,914
  Available for sale
    securities                            9,952           12,703                 0                 0           22,655
  Fed Funds Sold                         18,300                0                 0                 0           18,300
  Loans                                  42,544           13,021            72,502            71,718          199,785
                                      ---------        ---------         ---------         ---------        ---------
    Total earning assets              $  71,126        $  27,486         $  84,989         $  91,053        $ 274,654
                                      =========        =========         =========         =========        =========


INTEREST BEARING LIABILITIES:
  Interest bearing demand
    deposits                          $       0        $   8,298         $       0         $       0        $   8,298
  Savings deposits                            0           95,617                 0                 0           95,617
  Time deposits                          44,876           67,470             6,248                 0          118,594
                                      ---------        ---------         ---------         ---------        ---------
    Total interest bearing
      liabilities                     $  44,876        $ 171,385         $   6,248         $       0        $ 222,509
                                      =========        =========         =========         =========        =========


INTEREST SENSITIVITY
   GAP                                $  26,250        $(143,899)        $  78,741         $  91,053

CUMULATIVE INTEREST
  RATE SENSITIVITY GAP                $  26,250        $(117,649)        $ (39,908)        $  52,145


          At December 31, 1998, the foregoing table indicates the Company as liability sensitive in the preceding twelve month period. The interest rate sensitivity gap is defined as the difference between amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that same time period. The yearend gap report is based on the contractual interest repricing date. The gap method does not consider the impact of different multipliers (how interest rates change when the Fed Funds rate changes by 1%) and lags (time it takes for rates to change after the Fed Funds rate changes). The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates and future impact of new business strategies. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company. The Company's model analyzes the impact on earnings of future rate changes by including factors for lags and multipliers for key bank rates. Both methods of measuring interest rate sensitivity do not take into account actions taken by management to modify the effect to net interest income if interest rates were to rise or fall.

          Even though the Company had a negative gap in the twelve month period ended December 31, 1998, the asset liability simulation model showed the Bank was slightly asset sensitive in 1998. Due to a declining interest rate environment in 1998, the Bank's slightly asset sensitive posture had a positive impact on net interest margins. Even though the Bank is slightly asset sensitive the decline in yields on earning assets were offset by the reduction in yields on interest-bearing deposits.


Financial Condition

          Total assets at December 31, 1998, were $296,362,000, representing an increase of 9.5% over December 31, 1997 assets of $270,757,000. Increased deposits were used to fund a 4.84% increase in average earning assets in 1998.

          Investment securities and federal funds sold totaled $75,056,000 at December 31, 1998, compared to $78,932,000 at December 31, 1997. The Company is a member of Federal Home Loan Bank of San Francisco and holds $841,000 in FHLB stock. Additional information regarding investment securities held by the Company at year end 1998 is set forth in Note 3 of "Notes to Consolidated Financial Statements".

          During 1998, net loans increased to $197,434,000 from $167,507,000 for the same period in 1997. Loans are the Company's major component of earning assets. The Bank's average loan to deposit ratio was 71.21% and 70.58% in 1998 and 1997, respectively. Additional information regarding loans is shown in Note 4 of the Notes to Consolidated Financial Statements.

          Funding for increased investments and loan activity came from increases in deposits. Total deposits increased $21,359,000 in 1998 to $259,881,000, as compared to $238,522,000 in 1997. The majority of the increase was in interest-bearing instruments.

          The Company maintains capital to support capital needs, future growth and dividend payouts while maintaining the confidence of depositors and investors by increasing shareholders' value. The Company has provided the majority of its capital requirements through the retention of earnings.

          Shareholders' equity increased to $30,180,000 as of December 31, 1998, as compared to $28,066,000 as of December 31, 1997. This increase was primarily attributable to retention of earnings, offset by $1,383,000 in dividends to shareholders.

          The Company's and the Bank's regulatory capital ratios continue to be strong and remain above regulatory minimums. The Company's total risk based capital ratio at December 31, 1998 was 15.05% and its Tier 1 Risk Based Capital
(RBC) ratio was 14.14%, exceeding the minimum guidelines of 8% and 4%. The same ratios at December 31, 1997 were 15.73% and 14.80%, respectively.

          The Company's leverage ratios were 10.18% and 9.94% at December 31, 1998 and 1997, respectively, exceeding the minimum guideline of 4%.

          Under current regulations adopted by federal regulatory agencies, a "well-capitalized" institution must have a Tier 1 RBC ratio of at least 6%, a total capital ratio of at least 10% and leverage ratio of at least 5% and not be subject to a capital directive order. The Bank had a total capital ratio of 14.08%, a

Tier 1 RBC ratio of 13.17% and a leverage ratio of 9.49% at December 31, 1998, compared with 14.69%, 13.76% and 9.24%, respectively at December 31, 1997.

          The most recent notifications from the Federal Deposit Insurance Corporation for the Bank as of December 31, 1998 and 1997, categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since such notification that management believes have changed the Bank's category.

Impact of Inflation

          Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetary items. The relatively low proportion of the Bank's fixed assets (approximately 1.7% at December 31, 1998) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

Year 2000 Compliance

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     The Company has a written plan to mitigate the risks associated with the impact of the Year 2000. The plan directs the Company's Year 2000 activities under the framework of the Federal Financial Institutions Examination Council (FFIEC) Five-Step Program. The FFIEC's Five-Step Program includes the following phases: Awareness, Assessment, Renovation, Validation and Implementation. The Awareness Phase, 100% complete, defines the Year 2000 problem and gains executive level support for the necessary resources to prepare the Company for Year 2000 compliance. The Assessment Phase, 100% complete, assesses the size and complexity of the problem and details the magnitude of the effort necessary to address the Year 2000 issues. Although the Awareness and Assessment Phases are complete, the Company will continue to evaluate any new issues as they arise. The Renovation Phase, 80% complete, includes the incremental changes to hardware and software components. The Validation Phase includes the testing of hardware and software components and is scheduled to be substantially complete by March 31, 1999. The Implementation Phase, 50% complete, certifies that systems are Year 2000 compliant and will be accepted by the end users. The Implementation Phase is scheduled to be substantially complete by June 30, 1999. The Company has completed the development of test and validation methodologies for its Information Technology (IT) systems. Testing of applications has begun and is scheduled to be substantially complete during the first quarter of 1999. In some cases, the Company will rely on the service providers and software vendors to facilitate proxy testing with a selected group of users. The Company will review the test plans and validate the results of the proxy testing to ensure the Year 2000 compliance of those systems. The Company's business also utilizes non-IT products and services, some of which have embedded technology, which might not be Year 2000 ready. Some non-IT products and services involve infrastructure issues such as power, communication and water, as well as elevators, ventilation and air conditioning equipment. The Company classifies power and communications as non-IT products and services and considers them to be of significant importance, giving them high priority. Based on responses from vendors and software providers, the Company does not anticipate incurring any material expenses due to unpreparedness. The Company has identified material third party relationships to minimize the potential loss from unpreparedness of these parties. The Company continues to work closely with Jack Henry & Associates, its data services and items processing provider, regarding Year 2000 compliance. The testing and validation of this system was substantially complete by December 31, 1998.

       The Company is making efforts to ensure that its customer base is aware of the Year 2000 problem. Year 2000 correspondence has been sent to both deposit and loan customers. The Bank has amended its credit authorization documentation to include consideration regarding the Year 2000 problem. Significant customers relationships have been identified, and such customers are being contacted by the Bank's employees to determine whether they are aware of Year 2000 risks and whether they are taking preparatory actions.

         The total cost to the Company of these Year 2000 Compliance activities was approximately $28,100 for 1998 and the Company has budgeted approximately $110,000 for 1999. Costs associated with the modifications necessary are being expensed by the Company during the period in which they are incurred. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that the estimates of costs for 1999 will be accurate since actual results could differ from those plans. The costs incurred in 1998 did not have a material effect on the Company's net income for 1998 and the Company does not expect the costs incurred for the same period in 1999 to have a material effect on net income. It is anticipated that any disruption of services would be partial and brief, and that there will not be a material impact on revenues or earnings.

         The Company and the Bank are developing contingency plans to address the possibility that efforts to mitigate Year 2000 risk are not successful either in whole or in part. These plans will include remedial efforts up to and including complete manual processing of information for critical IT systems in the event there is a failure after December 31, 1999. The Company's contingency plan should be completed by April 30, 1999, after which time the appropriate implementation training would take place.

          The disclosure set forth above contains forward-looking statements. Specifically, such statements are contained in sentences including the words "expect" or "anticipate". Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results to differ materially from those contemplated by such forward-looking statements. The factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include the failure by third parties to adequately remediate Year 2000 issues or the inability of the Company to complete writing and/or testing software changes on time schedules currently expected. Nevertheless, the Company expects that its Year 2000 compliance efforts will be successful without any adverse effects on its business.



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


TABLE OF MARKET RISK SENSITIVE INSTRUMENTS

The following table presents (dollars in thousands) the scheduled Maturity of market risk sensitive instruments at December 31, 1998:


                             Less Than 1     1 - 2          2 - 3           3 - 5            5+
                                Year         Years          Years           Years           Years          Total
Maturing in
ASSETS


Debt Securities                $24,747        $2,756         $4,639          $5,092         $19,335         $56,569

Loans                           15,030         7,844         11,180          48,970         116,761         199,785
                               -------       -------        -------         -------       ---------        --------


Total                          $39,777       $10,600        $15,819         $54,062        $136,096        $256,354
                               =======       =======        =======         =======       =========        ========


LIABILITIES


Savings,Demand,  MMDA         $103,915                                                                     $103,915

Time Deposits                  112,444         5,281            780              59              30         118,594
                               -------       -------        -------         -------       ---------        --------

  Total                       $216,359        $5,281           $780             $59             $30        $222,509
                               =======       =======        =======         =======       =========        ========


                                               Average       Estimated
                                              Interest         Fair
                                 Total          Rate           Value

ASSETS

Debt Securities                $56,569          5.79%         $58,594

Loans                          199,785          8.44%         202,990

LIABILITIES

Savings, Demand, MMDA          103,915          2.31%         103,915

Time Deposits                 $118,594          4.96%        $118,951



TABLE OF MARKET RISK SENSITIVE INSTRUMENTS

The following table presents (dollars in thousands) the scheduled Maturity of market risk sensitive instruments at December 31, 1997:




                             Less Than 1       1 - 2           2 - 3           3 -  5          5+
Maturing in                     Year           Years           Years           Years          Years           Total

ASSETS

Debt Securities                $10,213         14,432           5,064           9,955          23,861         $63,525

Loans                            8,541         11,190          10,129          37,915         102,069         169,844
                               -------        -------         -------         -------       ---------        --------

Total                          $18,754        $25,622         $15,193         $47,870        $125,930        $233,369
                               =======        =======         =======         =======       =========        ========



LIABILITIES


Savings,Demand, MMDA          $ 88,110                                                                        $88,110

Time Deposits                  111,594          5,381           1,147              10              27         118,159
                               -------        -------         -------         -------       ---------        --------

  Total                       $199,704          5,381           1,147              10              27        $206,269
                               =======        =======         =======         =======       =========        ========



                                              Average        Estimated
                                              Interest         Fair
                                 Total          Rate           Value


ASSETS


Debt Securities                $63,525          6.00%         $65,614

Loans                          169,844          9.23%         171,486


LIABILITIES


Savings,Demand, MMDA            88,110          2.70%          88,110

Time Deposits                 $118,159          5.29%        $118,448

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



                                    PART III

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The information concerning directors and executive officers required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission (the "Commission") entitled "Election of Directors" (not including the share information included in the beneficial ownership tables nor the footnotes thereto nor the subsections entitled "Committees of the Board of Directors", "Compensation Committee Interlocks and Insider Participation" and "Meetings of the Board of Directors.") and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company to be filed with the Commission entitled "Executive Compensation" and the subsection entitled "Election of Directors - Compensation Committee Interlocks and Insider Participation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this item is incorporated by reference from sections of the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled "Election of Directors - Security Ownership of Certain Beneficial Owners and Management", as to share information in the tables of beneficial ownership and footnotes thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission, entitled "Certain Relationships and Related Transactions".

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

           (A) The following documents are filed as part of the report:

                    1.  Financial Statements:

                    2.  Exhibits:

                        See Index to Exhibits at page 72.

          (B) Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the last quarter of 1998.


          (C) Exhibits

          See Index to Exhibits at page 72 of this Annual Report on Form 10-K, which is incorporated herein by reference.

          (D) Financial Statement Schedules

              Not applicable.

      NORTH VALLEY BANCORP AND SUBSIDIARIES

      Consolidated Financial Statements as of December 31, 1998 and 1997 and for each of the Three Years in the Period Ended December 31, 1998 and Independent Auditors' Report

Deloitte & Touche          Deloitte & Touche LLP      Telephone: (916) 498-7100
                           Suite 2000                 Facsimile: (916) 444-7963
                           400 Capitol Mall
                           Sacramento, California 95814-4424


INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
North Valley Bancorp
Redding, California

We have audited the accompanying consolidated balance sheets of North Valley Bancorp and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the North Valley Bancorp and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/  Deloitte & Touche LLP



January 27, 1999

Deloitte Touche
Tohmatsu

NORTH  VALLEY  BANCORP  AND  SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997 (In thousands except share amounts)
----------------------------------------------------------------------------------------------------------------

ASSETS                                                                                   1998             1997
Cash and cash equivalents:
   Cash and due from banks                                                            $   7,052        $   8,842
   Federal funds sold                                                                    18,300           13,100
                                                                                      ---------        ---------
   Total cash and cash equivalents                                                       25,352           21,942

Cash held in trust                                                                          873            1,670

Securities:
   Available for sale, at fair value                                                     22,842           26,613
   Held to maturity, at amortized cost                                                   33,914           39,219
Loans receivable, net of allowance for loan losses and deferred loan fees               197,434          167,507
Premises and equipment, net of accumulated depreciation and amortization                  5,028            4,647
Other real estate owned                                                                     575              212
FHLB stock                                                                                  841              790
Accrued interest receivable                                                               1,770            1,923
Other assets                                                                              7,733            6,234
                                                                                      ---------        ---------

TOTAL  ASSETS                                                                         $ 296,362        $ 270,757
                                                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Noninterest-bearing demand deposits                                                $  37,372        $  32,253
   Interest-bearing:
      Savings                                                                            95,617           46,431
      Time certificates                                                                 118,594          118,159
      Demand accounts                                                                     8,298           41,679
                                                                                      ---------        ---------
Total deposits                                                                          259,881          238,522
Accrued interest and other liabilities                                                    6,301            4,169
                                                                                      ---------        ---------
Total liabilities                                                                       266,182          242,691
                                                                                      ---------        ---------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value:  authorized 5,000,000; none outstanding
Common stock, no par value:  authorized 20,000,000 shares;
   outstanding, 3,690,220 and 3,678,184 at December 31, 1998 and 1997                    10,237           10,161
Retained earnings                                                                        19,890           17,188
Accumulated other comprehensive income, net of tax                                           53              717
                                                                                      ---------        ---------
Total stockholders' equity                                                               30,180           28,066
                                                                                      ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 296,362        $ 270,757
                                                                                      =========        =========

See notes to consolidated financial statements.

NORTH  VALLEY  BANCORP  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 1998,  1997 AND 1996
(In thousands except share and per share amounts)
------------------------------------------------------------------------------------------------------------------
                                                                              1998            1997          1996
INTEREST INCOME:
   Loans including fees                                                     $ 15,860        $ 15,238      $ 14,517
   Securities:
     Taxable                                                                   1,416           1,042           747
     Exempt from federal taxes                                                 2,173           2,374         2,387
   Interest on federal funds sold                                              1,019           1,079           990
                                                                            --------        --------      --------
Total interest income                                                         20,468          19,733        18,641

INTEREST EXPENSE - DEPOSITS                                                    8,583           8,644         8,077
                                                                            --------        --------      --------

NET INTEREST INCOME                                                           11,885          11,089        10,564

PROVISION FOR LOAN LOSSES                                                      1,430             770           720
                                                                            --------        --------      --------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                            10,455          10,319         9,844
                                                                            --------        --------      --------

NONINTEREST INCOME:
   Service charges on deposit accounts                                         1,786           1,400         1,342
   Other fees and charges                                                        624             570           520
   Gain on sale of loans                                                         130             160           160
   Gain on sale of available for sale securities                                 979             250            31
   Life insurance proceeds                                                                     1,139
   Loss on sale of trading securities                                                                           (7)
   Other                                                                         576             619           535
                                                                            --------        --------      --------
Total noninterest income                                                       4,095           4,138         2,581
                                                                            --------        --------      --------

NONINTEREST EXPENSES:
   Salaries and employee benefits                                              4,679           4,522         3,934
   Occupancy expense                                                             557             503           456
   Furniture and equipment expense                                               666             553           497
   Other                                                                       2,984           2,734         1,899
                                                                            --------        --------      --------
Total noninterest expenses                                                     8,886           8,312         6,786
                                                                            --------        --------      --------

INCOME BEFORE PROVISION FOR INCOME TAXES                                       5,664           6,145         5,639

PROVISION FOR INCOME TAXES                                                     1,579           1,000         1,532
                                                                            --------        --------      --------

NET INCOME                                                                  $  4,085        $  5,145      $  4,107
                                                                            ========        ========      ========

EARNINGS PER SHARE:
   Basic                                                                       $1.11           $1.41         $1.11
                                                                               =====           =====         =====
   Diluted                                                                     $1.10           $1.39         $1.10
                                                                               =====           =====         =====

See notes to consolidated financial statements

NORTH  VALLEY  BANCORP  AND  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (In thousands  except share and per share amounts)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                     Accumulated
                                                    Common Stock                                       Other
                                                  -----------------   Comprehensive     Retained    Comprehensive
                                                  Shares      Amount      Income        Earnings       Income       Total

Balance at January 1, 1996                       3,682,096  $ 9,766                    $ 11,086         $121      $20,973

Comprehensive income
   Net income                                                             $ 4,107         4,107                     4,107
   Other comprehensive income,
    net of tax of $129
    Unrealized gain (loss) on available for
     sale securities, net of reclassification
     adjustment of $22                                                        180                        180          180
    Minimum pension liability adjustments                                     376                        376          376
                                                                          -------
Total comprehensive income                                                  4,663
                                                                          =======
Stock options exercised                             10,880       50                                                    50
Tax benefit derived from the exercise
   of stock options                                              80                         (80)
Cash dividend paid on common
   stock ($.175 per share)                                                                 (646)                     (646)
Cash dividend declared on common
   stock ($.175 per share)                                                                 (640)                     (640)
Repurchase of stock                                (45,600)                                (500)                     (500)
                                                ----------  -------                     -------        -----      -------

Balance at December 31, 1996                     3,647,376    9,896                      13,327          677       23,900

Comprehensive income
   Net income                                                               5,145         5,145                     5,145
   Other comprehensive income,
    net of tax of $297
    Unrealized gain (loss) on available for
     sale securities, net of reclassification
     adjustment of $180                                                       399                        399          399
    Minimum pension liability adjustments                                    (359)                      (359)        (359)
                                                                          -------
Total comprehensive income                                                  5,185
                                                                          =======
Stock options exercised                             30,808      133                                                   133
Tax benefit derived from the exercise
   of stock options                                             132                                                   132
Cash dividend paid on common
   stock ($.175 per share)                                                                 (640)                     (640)
Cash dividend declared on common
   stock ($.175 per share)                                                                 (644)                     (644)
                                                ----------  -------                     -------        -----      -------
Balance at December 31, 1997                     3,678,184   10,161                      17,188          717       28,066

Comprehensive income
   Net income                                                               4,085         4,085                     4,085
   Other comprehensive income,
    net of tax of $8
    Unrealized gain (loss) on available for
     sale securities, net of reclassification
     adjustment of $705                                                      (682)                      (682)        (682)
    Minimum pension liability adjustment                                       18                         18           18
                                                                          -------
Total comprehensive income                                                $ 3,421
                                                                          =======
Stock issued and options exercised                  12,036       42                                                    42
Tax benefit derived from the exercise
   of stock options                                              34                                                    34
Cash dividend paid on common
   stock ($.175 per share)                                                                 (645)                     (645)
Cash dividend declared on common
   stock ($.20 per share)                                                                  (738)                     (738)
                                                ----------  -------                     -------        -----      -------
Balance at December 31, 1998                     3,690,220  $10,237                     $19,890        $  53      $30,180
                                                ==========  =======                     =======        =====      =======

See notes to consolidated financial statements.



NORTH  VALLEY  BANCORP  AND  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (In thousands)
------------------------------------------------------------------------------------------------------------------

                                                                                1998          1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $   4,085      $  5,145     $   4,107
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                   526           430           406
   Amortization of premium on securities                                           (70)            4            10
   Provision for loan losses                                                     1,430           770           720
   Loss on sale/write down of other real estate owned                               31           185            48
   Gain on sale of available for sale securities                                  (979)         (250)          (31)
   Loss on sale of trading securities                                                                            7
   Gain on sales of loans                                                         (130)         (160)         (160)
   Provision (benefit) for deferred taxes                                          590          (675)         (327)
   Proceeds from sales of trading securities                                                                 1,970
   Purchase of trading securities                                                                           (1,980)
   Effect of changes in:
      Cash held in trust                                                           797        (1,670)
      Accrued interest receivable                                                  153          (158)          (50)
      Other assets                                                              (2,687)         (129)         (740)
      Accrued interest and other liabilities                                     1,660         1,066           755
                                                                             ---------      --------     ---------
Net cash provided by operating activities                                        5,406         4,558         4,735
                                                                             ---------      --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of FHLB stock                                                             (51)          (56)          (72)
Proceeds from sale of other real estate owned                                      279         1,565           271
Purchases of available for sale securities                                     (22,538)      (23,353)       (2,611)
Proceeds from sales of available for sale securities                             4,418         6,534            61
Proceeds from maturities of available for sale securities                       21,999           260         6,304
Purchases of held to maturity securities                                                      (2,082)       (8,970)
Proceeds from maturities or calls of held to maturity securities                 5,275         2,842         4,178
Proceeds from sales of loans                                                     9,925         9,619         8,027
Net increase in loans                                                          (41,152)      (12,646)      (28,063)
Purchases of premises and equipment                                               (907)       (1,309)         (381)
                                                                             ---------      --------     ---------
Net cash used in investing activities                                          (22,752)      (18,626)      (21,256)
                                                                             ---------      --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits, NOW accounts, and savings accounts               20,924         5,176        11,687
Net increase in time certificates                                                  435         4,118         6,466
Cash dividends paid                                                               (645)       (1,924)       (1,143)
Repurchase of company stock                                                                                   (500)
Cash received for stock options exercised                                           42           133            50
                                                                             ---------      --------     ---------
Net cash provided by financing activities                                       20,756         7,503        16,560
                                                                             ---------      --------     ---------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                             3,410        (6,565)           39

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                            21,942        28,507        28,468
                                                                             ---------      --------     ---------

   End of year                                                               $  25,352      $ 21,942     $  28,507
                                                                             =========      ========     =========

ADDITIONAL INFORMATION:
Transfer of foreclosed loans from loans receivable to other
   real estate owned                                                         $     673      $  1,893          $301
                                                                             =========      ========          ====
Cash Payments:
   Income tax payments                                                       $     775      $  1,849        $1,971
                                                                             =========      ========        ======

   Interest payments                                                         $   8,600      $  8,620        $8,059
                                                                             =========      ========        ======

See notes to consolidated financial statements.

NORTH  VALLEY  BANCORP  AND  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


1.       SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations - North Valley Bancorp and subsidiaries (Company) operates 12 branches, which include two supermarket branches, in Shasta and Trinity Counties in Northern California. The Company operates as one business segment providing banking services to the Company's clients in Northern California. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of the Company's revenues.

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

         Consolidation - The consolidated financial statements include North Valley Bancorp and its wholly owned subsidiaries, Bank Processing, Inc., North Valley Trading Company, and North Valley Bank (the Bank) and its wholly-owned subsidiary, North Valley Basic Securities. North Valley Trading Company and North Valley Basic Securities did not have any activity in 1998. All material intercompany accounts and transactions have been eliminated in consolidation.

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

         Investments - The Company's policy with regard to investments is as follows:

                  Trading securities are carried at fair value.  Changes in fair value are included in other operating income. The Company did not have any securities classified as trading at December 31, 1998 and 1997.

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

         Allowance for Loan Losses - The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. Management attributes general reserves to different types of loans using percentages which are based upon perceived risk associated with the portfolio and underlying collateral, historical loss experience, and vulnerability to changing economic conditions which may affect the collectibility of the loans. Specific reserves are allocated for impaired loans, for loans which have experienced a decline in internal loan grading, and when management believes additional loss exposure exists. Although the allowance for loan losses is allocated to various portfolio segments, it is general in nature and is available for the loan portfolio in its entirety. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit. Actual amounts could differ from those estimates.

         The Company considers a loan impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

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

         Income Taxes - The Company applies an asset and liability method in accounting for deferred income taxes. Deferred tax assets and liabilities are calculated by applying applicable tax laws to the differences between the financial statement basis and the tax basis of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

         Preferred Stock - During 1998, the Board of Directors amended the Articles of Incorporation to authorize 5,000,000 shares of no par value preferred stock. There were no shares of preferred stock outstanding at December 31, 1998.

         Common Stock Split - On September 21, 1998, the Company's Board of Directors authorized a two-for-one stock split distributed on October 30, 1998 to stockholders of record as of October 15, 1998. This resulted in the issuance of 1,844,610 additional shares of common stock. All share and per share amounts have been restated to reflect this stock split.

         Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. The Company presents the required pro forma disclosures of the effect of stock-based compensation on net income and earnings per share using the fair value method in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

         Comprehensive Income - The Company has retroactively adopted SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from nonowner sources. The adoption of this Statement resulted in a change in the financial statement presentation but did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

         Disclosures About Segments of an Enterprise - On January 1, 1998, the Company adopted SFAS No. 131, Disclosures About Segments Of An Enterprise And Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. This statement will not impact the Company's consolidated financial position, results of operations or cash flows. Management evaluates the Company's performance as a whole and does not allocate resources based on the performance of different lending or transaction activities. Therefore, the financial disclosures of this standard related to operating performance of reportable segments do not apply.

         Disclosures  About  Pensions  and Other Post  Retirement  Benefits - On
         January 1, 1998, the Company adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

         New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for all fiscal quarter of fiscal years beginning after June 15, 1999. The Company is in the process of determining the impact of SFAS No. 133 on the Company's financial position and results of operations.

         Reclassification   -  Certain  amounts  in  1997  and  1996  have  been
         reclassified to conform with the 1998 financial statement presentation.

2.       RESTRICTED CASH BALANCES

         The Bank is subject to regulation by the Federal Reserve Board. The regulations required the Bank to maintain average cash reserve balances on hand or at the Federal Reserve Bank of $1,009,000 and $3,345,000 at December 31, 1998 and 1997. As compensation for check-clearing services, additional compensating balances of $1,000,000 are required to be maintained with the Federal Reserve Bank.

3.       SECURITIES

         At December 31, the amortized cost of securities and their  approximate fair value were as follows (in thousands):
                                                                        Gross            Gross          Carrying
                                                    Amortized        Unrealized       Unrealized         Amount
         Available for sale securities:               Cost              Gains           Losses        (Fair Value)
         December 31, 1998:
         Securities of U.S. government              $ 21,976           $  62            $  (13)         $ 22,025
            agencies and corporations
         Obligation of states and political              625               5                                 630
            subdivisions
         Other securities                                215               5               (33)              187
                                                    --------           -----            -------         --------

                                                    $ 22,816           $  72            $  (46)         $ 22,842
                                                    ========           =====            ======          ========

         December 31, 1997:
         Securities of U.S. government
            agencies and corporations               $ 22,037           $  20                            $ 22,057
         Obligations of states and
            political subdivisions                     2,268              58                               2,326
         Other securities                              1,311             919                               2,230
                                                    --------           -----            ------          --------

                                                    $ 25,616           $ 997                            $ 26,613
                                                    ========           =====            ======          ========


                                                   Carrying
                                                    Amount              Gross           Gross
                                                  (Amortized         Unrealized      Unrealized
         Held to maturity securities:                Cost)              Gains          Losses          Fair Value
         December 31, 1998:
         Obligations of states and
            political subdivisions                  $ 33,914           $2,025                           $ 35,939
                                                    ========           ======           ======          ========

         December 31, 1997:
         U.S. Agencies                              $  3,000                            $  (11)         $  2,989
         Obligations of states and
           political subdivisions                     36,219           $2,023                             38,242
                                                    --------           ------           ------          --------

         Total                                      $ 39,219           $2,023           $  (11)         $ 41,231
                                                    ========           ======           ======          ========

         Gross realized gains on sales of securities categorized as available for sale securities were $979,000, $250,000 and $31,000 in 1998, 1997 and 1996. There were no gross realized losses on sale of available for sales securities in 1998, 1997 or 1996.

         Scheduled maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost of approximately $215,000 and a carrying value of approximately $187,000) at December 31, 1998, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay with or without penalty.


                                                    Held to maturity securities       Available for sale securities
                                                    ---------------------------       -----------------------------
                                                    Amortized
                                                      Cost                                              Fair Value
                                                   (Carrying                           Amortized        (Carrying
                                                    Amount)          Fair Value          Cost            Amount)

         Due in 1 year or less                      $   2,092        $  2,129            $ 22,601        $  22,655
         Due after 1 year through 5 years              12,487          13,034
         Due after 5 years through 10 years             9,805          10,509
         Due after 10 years                             9,530          10,267
                                                    ---------        --------            --------        ---------
                                                    $  33,914        $ 35,939            $ 22,601        $  22,655
                                                    =========        ========            ========        =========


         At December 31, 1998 and 1997, securities having carrying amounts of approximately $16,448,000 and $18,790,000 were pledged to secure public deposits and short-term borrowings and for other purposes required by law or contract.

4.       LOANS RECEIVABLE

         The Company originates loans for business, consumer and real estate activities. Such loans are concentrated in Shasta and Trinity Counties and neighboring communities. Substantially all loans are collateralized. Generally, real estate loans are secured by real property. Commercial and other loans are secured by bank deposits or business or personal assets. The Company's policy for requiring collateral reflects the Company's analysis of the borrower, the borrower's industry and the economic environment in which the loan would be granted. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrower.

         Major classifications of loans at December 31 were as follows (in thousands):

                                                         1998             1997

               Commercial                              $ 72,102         $ 64,666
               Real estate - construction                 4,177            1,688
               Real estate - mortgage                    52,909           45,590
               Installment                               56,686           44,510
               Other                                     13,911           13,390
                                                       --------         --------
               Total loans receivable                   199,785          169,844

               Less:
               Allowance for loan losses                  1,902            1,702
               Deferred loan fees                           449              635
                                                       --------         --------
               Net loans receivable                    $197,434         $167,507
                                                       ========         ========


         At December 31, 1998 and 1997, the Bank serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $78,568,000 and $88,640,000.

         Changes in the allowance for loan losses for the years ended December 31, were as follows (in thousands):


                                               1998       1997       1996

          Balance, beginning of year        $ 1,702    $ 1,254    $ 1,325
          Provision charged to operations     1,430        770        720
          Loans charged off                  (1,360)      (362)      (813)
          Recoveries                            130         40         22
                                            -------    -------    -------

          Balance, end of year              $ 1,902    $ 1,702    $ 1,254
                                            =======    =======    =======


5.       IMPAIRED AND NONPERFORMING LOANS

         At December 31, 1998 and 1997, the recorded investment in loans for which impairment has been recognized was approximately $2,871,000 and $4,353,000. Of the 1998 balance approximately $2,269,000 has a related valuation allowance of $226,900. The remaining $602,000 did not require a valuation allowance. No significant impaired balances required a valuation allowance at December 31, 1997. For the years ended December 31, 1998, 1997 and 1996, the average recorded investment in loans for which impairment has been recognized was approximately $3,201,000, $3,455,000 and $2,244,000. During the portion of the year that the loans were impaired the Company recognized interest income of approximately $232,000, $153,000 and $203,000 for cash payments received in 1998, 1997 and 1996.

         Nonperforming loans at December 31 were as follows (in thousands):

                                                                 1998     1997

          Nonaccrual loans                                     $2,307   $  536
          Loans 90 days past due but still accruing interest      364      244
                                                               ------   ------

          Total nonaccrual and 90 days past due loans          $2,671   $  780
                                                               ======   ======


         If interest on nonaccrual loans had been accrued, such income would have approximated $132,000, in 1998, $32,000 in 1997 and $82,000 in
         1996.  Interest income of $33,000 in 1998, $28,000 in 1997, and $27,000 in 1996 was
         recorded when it was received on the nonaccrual loans.

         At December 31, 1998, there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

6.       PREMISES AND EQUIPMENT

         Major classifications of premises and equipment at December 31 are summarized as follows (in thousands):
                                                          1998        1997

          Land                                        $  1,080    $  1,080
          Buildings and improvements                     4,323       4,084
          Furniture, fixtures and equipment              4,902       4,234
          Leasehold improvements                           174         174
                                                      --------    --------
                                                        10,479       9,572

          Accumulated depreciation and amortization     (5,451)     (4,925)
                                                      --------    --------

                                                      $  5,028    $  4,647
                                                      ========    ========


         Building and equipment rental expense was approximately $90,000 for the year ended December 31, 1998 and $77,000 for the years ended December 31, 1997 and 1996.

7.       OTHER ASSETS

         Major classifications of other assets at December 31 were as follows (in thousands):

                                                                  1998     1997

          Cash surrender value of life insurance policies       $3,850   $3,009
          Prepaid expenses                                         723      745
          Income tax receivable                                    664      528
          Deferred taxes                                         1,786    1,881
          Other                                                    710       71
                                                                ------   ------

          Total                                                 $7,733   $6,234
                                                                ======   ======


8.       DEPOSITS

         The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $18,469,000 and $17,914,000 at December 31,
         1998 and 1997. Interest expense incurred on such time certificates of deposit was $713,000, $925,000, and $882,000, for the years ended December 31, 1998, 1997 and 1996.

         At December 31, 1998, the scheduled maturities of all time deposits was as follows (in thousands):

         Year                                           Amount

         1999                                         $  112,444
         2000                                              5,281
         2001                                                780
         2002                                                 11
         2003 and thereafter                                  78
                                                      ----------

             Total                                    $  118,594
                                                      ==========


9.       LINES OF CREDIT

         At December 31, 1998, the Bank had the following lines of credit with correspondent banks to purchase federal funds (in thousands):

                       Type                        Amount        Expiration

         Unsecured                                 $6,000     July 31, 1999
         Secured                                   $3,743     Quarterly
         (First deeds of trust on eligible
            1-4 unit residential loans)


10.      INCOME TAXES

         The provision for income taxes for the years ended December 31, was as follows (in thousands):

                                            1998      1997       1996
          Currently payable:
            Federal                      $   459   $ 1,185    $ 1,212
            State                            530       490        647
                                         -------   -------    -------
          Total                              989     1,675      1,859
                                         -------   -------    -------

          Deferred taxes (benefit):
            Federal                          565      (539)      (297)
            State                             25      (136)       (30)
                                         -------   -------    -------
          Total                              590      (675)      (327)
                                         -------   -------    -------

          Total                          $ 1,579   $ 1,000    $ 1,532
                                         =======   =======    =======

         The effective federal tax rate for the years ended December 31, differs from the statutory tax rate as follows:

                                                    1998       1997       1996

          Federal income tax at statutory rates 35.0% 35.0% 35.0% State income taxes, net of federal
             income tax benefit                       6.5        3.8        7.4
          Tax exempt income                         (13.7)     (13.6)     (14.2)
          Officer's life insurance proceeds                     (6.3)
          Other                                        .1       (2.6)      (1.0)
                                                   ------     ------     ------

          Total                                      27.9%      16.3%      27.2%
                                                   ======     ======     ======


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset at December 31, are as follows (in thousands):

                                                                1998       1997

          Deferred tax assets:
            Allowance for loan losses                        $   522    $   530
            Deferred loan fee income                             201        285
            Deferred compensation                                635        530
            Accrued pension obligation                           673        651
            Accrued severance                                     62        119
            Mark to market adjustment                                       333
            Alternative minimum tax credit                                  108
                                                             -------    -------

          Total deferred tax assets                            2,093      2,556
                                                             -------    -------

          Deferred tax liabilities:
            Tax depreciation in excess of book depreciation     (133)      (119)
            California franchise tax                              (7)       (26)
            Unrealized gain on securities available for sale      (8)      (297)
          Mark to market adjustment                              (23)
            Other                                               (342)      (233)
                                                             -------    -------

          Total deferred tax liabilities                        (513)      (675)
                                                             -------    -------

          Net deferred tax asset                             $ 1,580    $ 1,881
                                                             =======    =======


         The Company believes that it is more likely than not that it will realize the above deferred tax assets in the future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

11.      RETIREMENT AND DEFERRED COMPENSATION PLANS

         Substantially all employees with at least one year of service participate in a Company-sponsored employee stock ownership plan
         (ESOP). The Company made contributions to the ESOP of $60,000 in 1998, 1997 and 1996, respectively. At December 31, 1998, the ESOP owned approximately 191,000 shares of the Company's stock.

         The Company maintains a 401(k) plan covering employees who have completed 1,000 hours of service during a 12-month period and are aged 21 or older. Voluntary employee contributions are partially matched by the Company. The Company made contributions to the Plan for the years ended December 31, 1998, 1997, and 1996 of $26,000, $20,000, and
         $21,000, respectively.

         The Company has a nonqualified executive deferred compensation plan for key executives and directors. Under this plan, participants voluntarily elect to defer a portion of their salary, bonus or fees and the Company is required to credit these deferrals with interest. The Company's deferred compensation obligation of $1,415,000 and $1,183,000 as of December 31, 1998 and 1997, respectively, is included in accrued interest and other liabilities.

         The Company has a supplemental retirement plan for directors and a supplemental executive retirement plan covering key executives. These plans are nonqualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies ($3,850,000 and $3,009,000 at December 31, 1998 and 1997, respectively)
         to pay the retirement obligations. The accrued pension obligation of $2,325,000, $1,927,000, and $1,544,000, as of December 31, 1998, 1997,
         and 1996, respectively, is included in accrued interest and other liabilities.

         The following table sets forth the plans' status at December 31 (in thousands):

                                                                    1998              1997
         Change in projected benefit obligation
           Projected benefit obligation at beginning of year      $  (2,525)       $  (2,190)
           Service cost                                                 (38)
           Interest cost                                               (153)            (140)
           Benefits paid                                                114              114
           Actuarial gain (loss)                                         (3)             161
           Plan amendments                                                              (470)
                                                                  ---------        ---------
           Projected benefit obligation at end of year               (2,605)          (2,525)
                                                                  ---------        ---------


         Change in plan assets
           Fair value of plan assets at beginning of year                 -               -
           Fair value of plan assets at end of year                       -               -

         Funding
           Funded (Unfunded) status                                  (2,605)          (2,525)
           Unrecognized transitional amount                             175              200
           Unrecognized prior service cost                              439              470
           Unrecognized net actuarial (gain) loss                       193              195
                                                                  ---------        ---------

           Net amount recognized (accrued pension cost)           $  (1,798)       $  (1,660)
                                                                  =========        =========

         Weighted-average assumptions as of December 31
           Discount rate                                              6.41%             6.11%
           Rate of compensation increase (supplemental
              executive retirement plan only)                         6.00%             6.00%
           Expected return on plan assets                             N/A               N/A

         The elements of pension costs for the unqualified defined benefit pension plans at December 31 are as follows (in thousands):

                                                                                    1998         1997        1996
         Components of net periodic benefits cost
           Service cost                                                            $  38                   $ 110
           Interest cost                                                             153       $  140         88
           Amortization of net obligation at transition                               25           31         28
           Amortization of prior service cost                                         31
           Recognized net actuarial loss                                               5           17         17
                                                                                   -----       ------      -----

         Net periodic benefit cost                                                 $ 252       $  188      $ 243
                                                                                   =====       ======      =====

         The net periodic pension cost was determined using the following assumptions

           Discount rate                                                            6.11%       6.48%      6.26%
           Rate of compensation increase (supplemental executive
              retirement plan only)                                                 6.00%       6.00%      6.00%
           Expected return on plan assets                                             N/A         N/A        N/A

12.      STOCK BASED COMPENSATION

         During 1998 each director was awarded 600 shares of common stock, resulting in an additional 4,200 shares being issued.

         Under the Company's stock option plans as of December 31, 1998, 1,003,000 shares of the Company's common stock remained available for grants to directors and employees of the Bank. Under the Director Plan, options may not be granted at a price less than 85% of fair market value at the date of the grant. Under the Employee Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under both plans, options may be exercised over a ten year term and vest ratably over four years from the date of the grant.
         A summary of stock options follows:

                                                                                                       Weighted
                                                                                                        Average
                                                                                     Options        Exercise Price

           Outstanding, January 1, 1996                                                72,488        $   4.14
              30,618 exercisable at weighted average price of $3.62
              Granted                                                                  14,000            8.29
              Exercised                                                               (10,712)           4.75
                                                                                  -----------

           Outstanding December 31, 1996                                               75,776            4.78
              39,618 exercisable at weighted average price of $3.56
              Granted                                                                  14,000            9.32
              Exercised                                                               (30,808)           4.32
              Expired or canceled                                                      (9,040)           7.33
                                                                                  -----------

           Outstanding December 31, 1997                                               49,928            5.69
              27,288 exercisable at weighted average price of $4.36
              Granted                                                                  61,000           15.10
              Exercised                                                                (7,836)           5.31
              Expired or canceled                                                      (1,600)          12.75
                                                                                  -----------           -----


           Outstanding December 31, 1998                                              101,492        $  11.34
              41,372 exercisable at weighted average price of $7.94               ===========           =====


         Information  about stock  options  outstanding  at December 31, 1998 is summarized as follows:

                                                                     Weighted                          Weighted
                                                                      Average                           Average
                                                    Average          Exercise                          Exercise
               Range of                            Remaining         Price of                          Price of
               Exercises            Options       Contractual         Options          Options          Options
                Prices            Outstanding    Life (Years)       Outstanding      Exercisable      Exercisable
               2.18 - 3.35          10,892             3               2.71            10,892            2.71
               5.10 - 6.09          15,800             6               5.68            12,880            5.59
               8.29 - 9.14          16,400             8               8.75             6,400            8.66
                  12.75             13,400             9               12.75            2,200            12.75
                  15.94             45,000             9               15.94            9,000            15.94


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

                                                                 1998         1997        1996
         Net income:
           As reported                                          $4,085        $5,145      $4,107
           Pro forma                                            $4,011        $5,122      $4,094

         Basic earnings per common share:
           As reported                                           $1.11         $1.41      $1.11
           Pro forma                                             $1.09         $1.40      $1.11

         Diluted earnings per common and equivalent share:
           As reported                                           $1.10         $1.39      $1.10
           Pro forma                                             $1.08         $1.38      $1.10


         The fair value of the options granted during 1998, 1997 and 1996 is estimated as $311,000, $45,000, and $36,000 on the date of grant using a binomial option-pricing model with the following assumptions: $0.375 annual dividend, volatility of 21.89%, 15.19%, and 15.19%, risk-free interest rate of 5.40%, 6.36%, 5.37%, assumed forfeiture rate of zero, and an expected life of six years. The weighted average per share fair value of the 1998, 1997 and 1996 awards was $5.10, $3.22, and $2.57, respectively. The impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculations; accordingly the 1996, 1997 and 1998 pro forma adjustments are not indicative of future pro forma adjustments when the calculation will apply to all applicable stock options.

13.      EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

         There was no  difference in the numerator  used in the  calculation  of
         basic  earnings  per  share  and  diluted   earnings  per  share.   The
         denominator  used in the  calculation  of basic  earnings per share and diluted  earnings per share for each of the years ended  December 31 is reconciled as follows:

                                                                                  1998         1997        1996
         Calculation of Basic Earnings Per Share

         Numerator - net income                                                 $ 4,085      $ 5,145     $ 4,107
         Denominator - weighted average common shares outstanding                 3,684        3,658       3,686
                                                                                -------      -------     -------

              Basic Earnings Per Share                                            $1.11        $1.41       $1.11
                                                                                  =====        =====       =====

         Calculation of Diluted Earnings Per Share

         Numerator - net income                                                 $ 4,085      $ 5,145     $ 4,107
         Denominator:
            Weighted average common shares outstanding                            3,684        3,658       3,686
            Dilutive effect of outstanding options                                   36           44          46
                                                                                -------      -------     -------
         Weighted average common shares outstanding - diluted                     3,720        3,702       3,732
                                                                                -------      -------     -------

              Diluted Earnings Per Share                                          $1.10        $1.39       $1.10
                                                                                  =====        =====       =====

14.      COMMITMENTS AND CONTINGENCIES

         The Company is involved in a number of legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending actions will not have a material effect on the financial statements.

         The Bank was contingently liable under letters of credit issued on behalf of its customers in the amount of $485,000 and $1,189,000 at December 31, 1998 and 1997. At December 31, 1998 commercial and consumer lines of credit, and real estate loans of approximately $23,975,000 and $2,191,000 respectively, were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Bank's involvement in these instruments and do not necessarily represent the actual amount subject to credit loss.

15.      RELATED PARTY TRANSACTIONS

         At December 31, 1998 and 1997, certain officers and directors and their associates were indebted to the Bank for loans made on substantially the same terms, including interest rates and collateral, as comparable transactions with unaffiliated parties.


         A summary of activity for the years ended December 31, 1998 and 1997 is as follows (in thousands; renewals are not reflected as either new loans or repayments):

                                                                               1998            1997

         Beginning balance                                                   $  2,885         $ 3,329
         Borrowings                                                               679             388
         Repayments                                                            (1,707)           (569)
         Directors or officers no longer associated with the Company             (107)           (263)
                                                                             --------         -------

         Ending balance                                                      $  1,750         $ 2,885
                                                                             ========         =======


16.      REGULATORY MATTERS

         The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and, possibly, additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and the Bank's prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

         The most recent notifications from the Federal Deposit Insurance Corporation for the Bank as of December 31, 1998 and 1997, categorized the Bank as well capitalized under the regulatory framework for prompt correction action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Company's and the Bank's actual capital amounts (in thousands) and ratios are also presented, respectively, in the following tables.


                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                       For Capital             Prompt Corrective
                                                                    Adequacy Purposes          Action Provisions
                                                 Actual             -----------------          -----------------
                                            -----------------      Minimum       Minimum      Minimum      Minimum
                                            Amount      Ratio      Amount         Ratio       Amount        Ratio
         Company:
         As of December 31, 1998:
          Total capital
             (to risk weighted assets)      $31,490     15.05%     $16,739        8.00%           N/A          N/A
          Tier I capital
             (to risk weighted assets)      $29,588     14.14%      $8,369        4.00%           N/A          N/A
          Tier I capital
             (to average assets)            $29,588     10.18%     $11,626        4.00%           N/A          N/A

          As of December 31, 1997:
          Total capital
             (to risk weighted assets)      $28,887     15.73%     $14,694        8.00%           N/A          N/A
          Tier I capital
             (to risk weighted assets)      $27,185     14.80%      $7,347        4.00%           N/A          N/A
          Tier I capital
             (to average assets)            $27,185      9.94%     $10,945        4.00%           N/A          N/A

         Bank:
         As of December 31, 1998:
          Total capital
             (to risk weighted assets)      $29,380     14.08%     $16,697        8.00%       $20,871       10.00%
          Tier I capital
             (to risk weighted assets)      $27,478     13.17%      $8,349        4.00%       $12,523        6.00%
          Tier I capital
             (to average assets)            $27,478      9.49%     $11,583        4.00%       $14,478        5.00%

         As of December 31, 1997:
          Total capital
             (to risk weighted assets)      $26,765     14.69%     $14,573        8.00%       $18,216       10.00%
          Tier I capital
             (to risk weighted assets)      $25,063     13.76%      $7,287        4.00%       $10,298        6.00%
          Tier I capital
             (to average assets)            $25,063      9.24%     $10,852        4.00%       $13,565        5.00%

         Under federal and California state banking laws, dividends paid by the Bank to the Company in any calendar year may not exceed certain limitations without the prior written approval of the appropriate bank regulatory agency. At December 31, 1998, the amount available for such dividends without prior written approval was approximately $9,384,000. Similar restrictions apply to the amounts and terms of loans, advances and other transfers of funds from the Bank to the Company.

17.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, Disclosures About Fair Value of Financial Instruments requires certain disclosures regarding the estimated fair value of financial instruments for which it is practicable to estimate. Although management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimating technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Fair value has not been adjusted to reflect changes in market conditions subsequent to December 31, 1998, therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

         The following estimates and assumptions were used as of December 31, 1998 and 1997 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

         (a) Cash and Cash Equivalents - The carrying amount represents a reasonable estimate of fair value.

         (b) Securities - Held to maturity securities are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Available for sale securities are carried at fair value.

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

         The estimated fair values of the Company's financial instruments as of December 31, are as follows (in thousands):

                                                                1998                        1997
                                                      ------------------------   --------------------------
                                                       Carrying         Fair        Carrying        Fair
                                                        Amount          Value        Amount         Value
         FINANCIAL ASSETS:
         Cash and cash equivalents                       $25,352       $25,352       $21,942        $21,942
         Securities:
            Available for sale                           $22,842       $22,842       $26,613        $26,613
            Held to maturity                             $33,914       $35,939       $39,219        $41,231
         Loans receivable                               $197,434      $200,639      $167,507       $169,149
         Cash surrender value of life insurance           $3,850        $3,850        $3,009         $3,009

         FINANCIAL LIABILITIES:
         Deposits                                       $259,881      $260,238      $238,522       $238,811


18.      CONDENSED FINANCIAL INFORMATION OF NORTH VALLEY BANCORP

         The  condensed  financial   statements  of  North  Valley  Bancorp  are
         presented below (in thousands except share amounts):


         NORTH VALLEY BANCORP

         BALANCE SHEETS
         DECEMBER 31, 1998 AND 1997
         --------------------------

                                                          1998           1997
         Assets:
         Cash and cash equivalents                     $    2,332     $      554
         Available for sale securities at fair value          187          2,230
         Investments in subsidiaries                       28,326         25,556
         Other assets                                         208
                                                       ----------     ----------

         Total                                         $   31,053     $   28,340
                                                       ==========     ==========

         Liabilities and stockholders' equity:
           Dividend payable                            $      738
           Other liabilities                                  135     $      274
           Stockholders' equity                            30,180         28,066
                                                       ----------     ----------

         Total                                         $   31,053     $   28,340
                                                       ==========     ==========


         NORTH VALLEY BANCORP

         STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
         YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
         --------------------------------------------

                                                        1998          1997          1996
         INCOME:
         Dividends from subsidiaries                  $    645       $  2,024     $  1,888
         Other income                                      963            489           64
                                                      --------       --------     --------
         Total income                                    1,608          2,513        1,952

         EXPENSE:
         Legal and accounting                              112             74           14
         Other                                             101            251           13
         Taxes                                             210
                                                      --------       --------     --------
         Total expense                                     423            325           27
                                                      --------       --------     --------

         Income before equity in undistributed
           income of subsidiaries                        1,185          2,188        1,925
         Equity in undistributed income of
           subsidiaries                                  2,900          2,957        2,182
                                                      --------       --------     --------

         Net income                                      4,085          5,145        4,107

         Other comprehensive income, net of tax           (664)            40          556
                                                      --------       --------     --------

         Total comprehensive income                   $  3,421       $  5,185     $  4,663
                                                      ========       ========     ========


         NORTH VALLEY BANCORP

         STATEMENTS OF CASH FLOWS
         YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
         --------------------------------------------

                                                                                 1998          1997         1996
         Cash flows from operating activities:
           Net income                                                         $   4,085      $  5,145     $  4,107
           Adjustments to reconcile net income to net
              cash provided by operating activities:
              Equity in undistributed income of subsidiaries                     (2,900)       (2,957)      (2,182)
              Gain on sale of available for sale securities                        (913)         (187)         (26)
              Effect of changes in:
                 Other Assets                                                       (38)
                 Other Liabilities                                                  139
                 Dividends receivable                                                             650         (150)
                                                                              ---------      --------     --------
         Net cash provided by operating activities                                  373         2,651        1,749
                                                                              ---------      --------     --------

         Cash flows from investing activities:
           Purchase of available for sale securities                               (582)         (871)        (188)
           Proceeds from sale of available for sale securities                    2,590           297           57
                                                                              ---------      --------     --------
         Net cash provided by (used in) investing activities                      2,008          (574)        (131)
                                                                              ---------      --------     --------

         Cash flows from financing activities:
           Cash dividends paid                                                     (645)       (1,924)      (1,143)
           Repurchase of company stock                                                                        (500)
           Stock options exercised                                                   42           133           50
                                                                              ---------      --------     --------
         Net cash used in financing activities                                     (603)       (1,791)      (1,593)
                                                                              ---------      --------     --------

         Increase (decrease) in cash and cash equivalents                         1,778           286           25

         Cash and cash equivalents at beginning of year                             554           268          243
                                                                              ---------      --------     --------

         Cash and cash equivalents at end of year                             $   2,332      $    554     $    268
                                                                              =========      ========     ========


                                   * * * * * *



                                           INDEX OF EXHIBITS

                                                                                                          Sequential
Exhibit No.                Exhibit Name                                                                   Page No.
-----------                ------------                                                                   --------
3(a)                       Articles of  incorporation,  as amended and restated.
                           Incorporated  by  reference  from Exhibit 3(i) to the
                           Company's  Quarterly  Report  on  Form  10-Q  for the
                           quarter end June 30, 1998,  filed with the Commission
                           (hereinafter,    "June 30, 1998 10-Q").                                            *

3(b)                       By-laws of the Registrant, as amended and restated.
                           Incorporated by reference from Exhibit 3(ii)
                           to the Company's June 30, 1998 10Q.                                                *


10(a)                      North Valley Bancorp 1989 Employee Stock Option
                           Plan, as amended.  Incorporated by reference from
                           Exhibit 4.5 to Post-Effective Amendment No. One to
                           the Company's Registration Statement on Form S-8
                           (No. 33-32787) filed with the Commission on
                           December 26, 1989 (hereinafter, the "1989 S-8
                           Amendment").                                                                       *


10(b)                      North Valley Bancorp 1989 Employee Nonstatutory
                           Stock Option Agreement.  Incorporated by ref-
                           erence from Exhibit 4.3 to the 1989 S-8 Amendment.                                 *

10(c)                      North Valley Bancorp 1989 Director Stock Option
                           Plan, as amended.  Incorporated by reference from
                           Exhibit 4.5 to Post-Effective Amendment No. One to
                           the Company's Registration Statement on Form S-8
                           (No. 33-32787) filed with the Commission on
                           December 26, 1989 (hereinafter, the "1989 S-8
                           Amendment").                                                                       *

10(d)                      North Valley Bancorp 1989 Director Nonstatutory
                           Stock Option Agreement.  Incorporated by refer-
                           ence from Exhibit 4.4 to the 1989 S-8 Amendment.                                   *

10(e)                      Employee Stock Ownership Plan, as amended and
                           restated as of January 1, 1987.  Incorporated by
                           reference from Exhibit 10(x) to the Company's 1993 10-K.                           *



                                                                                                        Sequential
Exhibit No.                Exhibit Name                                                                   Page No.
-----------                ------------                                                                   --------

10(f)                      Amendment No. 3 to the Employee Stock Ownership Plan.
                           Incorporated by reference from Exhibit 10(ee) to the
                           Company's 1994 10-KSB.                                                             *

10(g)                      Amendment No. 4 to the Employee Stock Ownership Plan,
                           dated August 19, 1996.  Incorporated by reference from Exhibit
                           10(kk) to the Company's 1996 10-KSB.                                               *

10(h)                      Management Incentive Plan.  Incorporated by
                           reference from Exhibit 10(c) to the Company's 1984 10-K.                           *

10(i)                      Supplemental Executive Retirement Plan.  Incorporated by
                           reference from Exhibit 10(I) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988
                           (hereinafter, the "1988 10-K").                                                    *

10(j)                      Executive Deferred Compensation Plan.  Incorporated by
                           reference from Exhibit 10(j) to the Company's 1988 10-K.                           *

10(k)                      Supplemental Retirement Plan for Directors. Incorporated by
                           reference from Exhibit 10(k) to the Company's 1988 10-K.                           *

10(l)                      Legal Services Agreement with Wells, Wingate,
                           Small & Graham.  Incorporated by reference from
                           Exhibit 10(q) to the Company's 1987 10-K.                                          *

10(m)                      Employment Agreement of Martin R. Sorensen dated                                   *
                           February 2, 1998.   Incorporated by reference from Exhibit
                           10(x) to the Company's Annual Report on Form 10-K
                           for the fiscal year ended December 31, 1997, filed with the
                           Commission (hereinafter "1997 10-K").

10(n)                      Sales Agreement with Federated Securities Corp.  Incorpor-
                           ated by reference from Exhibit 10(gg) to the Company's
                           1995 10-KSB.                                                                       *

10(o)                      Linsco/Private Ledger, Inc. Full Service Brokerage
                           Agreement.   Incorporated by reference from Exhibit 10(hh)
                           to the Company's 1995 10-KSB.                                                      *





                                                                                                         Sequential
Exhibit No.                Exhibit Name                                                                   Page No.
-----------                ------------                                                                   --------

10(p)                      Executive Deferred Compensation Plan, effective 1-1-89,
                           restated 4-1-95.  Incorporated by reference from Exhibit 10(dd)
                           to the Company's 1996 10-KSB.                                                      *

10(q)                      Directors' Deferred Compensation Plan, effective 4-1-95.
                           Incorporated by reference from Exhibit 10(ee) to the Company's
                           1996 10-KSB.                                                                       *

10(r)                      Umbrella Trust(TM) for Directors, effective 4-1-95.
                           Incorporated by reference from Exhibit 10(ff) to the
                           Company's 1996 10-KSB.                                                             *

10(s)                      Umbrella Trust(TM) for Executives, effective 4-1-95.
                           Incorporated by reference from Exhibit 10(gg) to the
                           Company's 1996 10-KSB.                                                             *

10(t)                      Indemnification Agreement. Incorporated by reference from
                           Exhibit 10 to the Company's June 30, 1998 10Q.                                     *

10(u)                      North Valley Bancorp 1998 Employee Stock Incentive Plan.
                           Incorporated by reference from Exhibit 99.1 to the Company's
                           Registration Statement on Form S-8 (No. 333-61771) filed with
                           the Commission on August 18, 1998.                                                  *

10(v)                      Amendment No. Two to the North Valley Bancorp 1989 Director
                           Stock Option Plan.                                                                 76

21                         List of Subsidiaries.                                                              77

23                         Consent of Deloitte & Touche, L.L.P.                                               78

27                         Financial Data Schedule.                                                           79

--------------
*  Previously filed.


                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
         NORTH VALLEY BANCORP

         By: /s/ Michael J. Cushman
            ------------------------------------
         Michael J. Cushman
         President and Chief Executive Officer

         /s/ Sharon L. Benson                                 /s/ Jack R. Richter
         ---------------------------------------              --------------------------------------------
         Sharon L. Benson                                     Jack R. Richter
         Senior Vice President & Chief Financial Officer      Senior Vice President & Chief Credit Officer

         DATE:  March 15, 1999

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME AND SIGNATURE:                                   TITLE             DATE
         -------------------                                   -----             ----
          /s/ Michael J. Cushman                               Director          March 15, 1999
         -----------------------------------
         Michael J. Cushman

          /s/ Rudy V. Balma                                    Director          March 15, 1999
         -----------------------------------
         Rudy V. Balma

          /s/ William W. Cox                                   Director          March 15, 1999
         -----------------------------------
         William W. Cox

          /s/ Dan W. Ghidinelli                                Director          March 15, 1999
         -----------------------------------
         Dan W. Ghidinelli

          /s/ Thomas J. Ludden                                 Director          March 15, 1999
         -----------------------------------
         Thomas J. Ludden

          /s/ Kelly V. Pierce                                  Director          March 15, 1999
         -----------------------------------
         Kelly V. Pierce

          /s/ Douglas M. Treadway                              Director          March 15, 1999
         -----------------------------------
         Douglas M. Treadway

          /s/ J. M. Wells, Jr.                                 Director          March 15, 1999
         -----------------------------------
         J. M. Wells, Jr.

                                       75