Form 10-Q
period 1999-03-31
NORTH VALLEY BANCORP
filed 1999-05-14
CIK 353191

United States
               Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

                            (Mark One)

[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act  of 1934
        For the Quarterly Period Ended    March 31, 1999     .

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

Common Stock - -     3,702,716   shares as of May 4, 1999.


                             INDEX

             NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets-- March 31, 1999 and December 31, 1998

     Condensed consolidated statements of income-- Three months ended March 31, 1999 and 1998

     Condensed consolidated statement of cash flows-- Three months ended March 31, 1999 and 1998

     Notes to condensed consolidated financial statements-- March 31,
     1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8K


SIGNATURES

PART I.  FINANCIAL INFORMATION
NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS        March 31      December 31
(In thousands except share amounts)            1999           1998
ASSETS                                      (Unaudited)     (Audited)
Cash and cash equivalents:
    Cash and due from banks                  $10,054        $   7,052
    Federal funds sold                        19,500           18,300
    Total cash and cash equivalents           29,554           25,352
Cash held in trust                               294              873
Securities:
    Available for sale, at fair value         18,849           22,842
    Held to maturity, at amortized cost       32,801           33,914
Loans receivable, net of allowance for loan
losses of $1,838 and $1,902 and deferred
loan fees $349 and $449 at March 31, 1999
and December 31, 1998                        198,115          197,434
Premises and equipment, net of accumulated
    depreciation and amortization              5,009            5,028
Other real estate owned                        1,766              575
FHLB stock                                       852              841
Accrued interest receivable                    1,802            1,770
Other assets                                   8,498            7,733
TOTAL ASSETS                                $297,540         $296,362

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
    Noninterest-bearing demand deposits     $ 37,276        $  37,372
    Interest-bearing:
        Savings                               95,944           95,617
        Time certificates                    119,039          118,594
        Demand accounts                        8,412            8,298
Total deposits                               260,671          259,881
Accrued interest payable and other
  liabilities                                  5,913            6,301
Total Liabilities                            266,584          266,182
STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized
  5,000,000 shares; none outstanding.
Common stock, no par value: authorized
  20,000,000 shares; outstanding 3,699,556
  and 3,690,220 at March 31, 1999 and
  December 31, 1998                          10,290           10,237
Retained earnings                            20,672           19,890
Accumulated other comprehensive income,
  net of tax                                (     6)              53
Total stockholders' equity                   30,956           30,180
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $297,540         $296,362
=====================================================================
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except share and per share amounts)       Three Months Ended
                                                             March 31
INTEREST INCOME:                                         1999         1998
  Loans including fees                               $  4,167     $  3,815
  Securities:
    Taxable                                               287          386
    Exempt from federal taxes                             510          569
  Interest on federal funds sold                          245          242
Total interest income                                   5,209        5,012

INTEREST EXPENSE - DEPOSITS                             2,012        2,137

NET INTEREST INCOME                                     3,197        2,875

PROVISION FOR LOAN LOSSES                                 255          180

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     2,942        2,695

NONINTEREST INCOME:
  Service charges on deposit accounts                     487          350
  Other fees and charges                                  215          217
  Gain (loss) on sale of loans                         (   37)           8
  Gain on sale of available for sale securities            16          192
  Other                                                   231           70
Total noninterest income                                  912          837

NONINTEREST EXPENSES:
  Salaries and employee benefits                        1,139        1,076
  Occupancy expense                                       160          135
  Furniture and equipment expense                         186          155
  Other                                                   803          668
Total noninterest expenses                              2,288        2,034

INCOME BEFORE PROVISION FOR INCOME TAXES                1,566        1,498

PROVISION FOR INCOME TAXES                                449          390

NET INCOME                                           $  1,117     $  1,108
EARNINGS PER SHARE:
  Basic                                              $    .30     $    .30
  Diluted                                            $    .30     $    .30
=========================================================================
See notes to condensed consolidated financial statements (unaudited).


NORTH VALLEY BANCORP AND SUBSIDIARIES                    Three Months Ended
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS                March 31
(UNAUDITED)                                              1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 1,117       $ 1,108
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                          143            125
  Amortization of premium on securities             (     36)             7
  Provision for loan losses                              255            180
  Loss on sale/write down of other real estate owned     208              4
  Gain on sale of available for sale securities     (     16)       (   192)
  Loss(gain) on sale of loans                             37        (     8)
  Provision (benefit) for deferred taxes            (     11)           288
  Effect of changes in:
     Cash held in trust                                  579
     Accrued interest receivable                    (     32)            82
     Other assets                                   (    755)       (   348)
     Accrued interest payable and other liabilities (     11)           245
Net cash provided by operating activities              1,478          1,491

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of FHLB stock                              (     11)      (     11)
Proceeds from sale of other real estate owned          3,028            109
Purchase of available for sale securities           ( 11,000)      (  3,500)
Proceeds from sales of available for sale securities       0          1,658
Proceeds from maturities of available for sale
  securities                                          15,016          4,000
Purchase of held to maturity securities                    0              0
Proceeds from maturities or calls of held to
  maturity securities                                  1,110          1,005
Proceeds from sale of loans                           12,075          1,871
Net increase in loans                               ( 17,475)       (   726)
Purchases of premises and equipment                 (    124)       (   214)
Net cash provided by investing activities              2,619          4,192

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in noninterest and interest bearing
  deposit and saving accounts                            345         11,750
Net increase in time certificates                        445       (  1,205)
Cash dividends paid                                  (   738)
Cash received for stock options exercised                 53
Net cash provided by financing activities                105         10,545

NET INCREASE IN CASH AND CASH EQUIVALENTS              4,202         16,228

CASH AND CASH EQUIVALENTS:
 Beginning of period                                  25,352         23,612
 End of period                                       $29,554        $39,840

ADDITIONAL INFORMATION:

Cash Payments:
  Income tax payments                                $   208        $    50
  Interest payments                                  $ 2,324        $ 2,133

Non Cash Investing Activities:
  Transfer of foreclosed loans from loans
     receivable to other real estate owned           $ 4,427        $     0

See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1999 and December 31, 1998 and the Three Months Ended March 31, 1999 and March 31, 1998

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.
Significant intercompany items and transactions have been eliminated in consolidation.


NOTE B - COMPREHENSIVE INCOME

     Comprehensive income includes net income and other comprehensive income. The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities available-for-sale and adjustments to the minimum pension liability. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company's total comprehensive income was as follows:

                                                  Three Months Ended March 31
                                                        1999        1998
                                                          (In thousands)
Net income                                           $ 1,117     $ 1,108
Other comprehensive income:
   Unrealized holding loss on available for sale
     securities arising during period, net of tax        (36)       (121)
   Reclassification adjustment, net of tax                11         138
Net gain (loss) recognized in other comprehensive income (25)         17

Total comprehensive income                           $ 1,092     $ 1,125

NOTE C - EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period.
Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

     There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the quarters ended March 31, 1999 and 1998 is reconciled as follows:

                                           Three Months Ended March 31
Calculation of Basic Earnings Per Share        1999         1998
                                     (In thousands, except per share amounts)

Numerator - net income                     $  1,117    $   1,108
Denominator - weighted average common
     shares outstanding                       3,694        3,678

Basic Earnings Per Share                   $    .30    $     .30

Calculation of Diluted Earnings Per Share

Numerator - net income                     $  1,117    $   1,108
Denominator:
    Weighted average common shares
      outstanding                             3,694        3,678
    Dilutive effect of outstanding options        0           23
                                              3,694        3,701

Diluted Earnings Per Share                 $    .30    $     .30


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     North Valley Bancorp (the "Company") is the bank holding company for North Valley Bank (the "Bank"), a state-nonmember bank. The Bank operates out of its main office located at 880 E .Cypress Avenue, Redding, CA 96002, with 12 branches which include two supermarket branches in Shasta and Trinity Counties in Northern California. The Company operates as one business segment providing banking services to the Company's clients in Northern California.
The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals.
The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of the Company's revenues.

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


Earnings Summary

     For the three months ended March 31, 1999, the Company achieved net income of $1,117,000 as compared to $1,108,000 for the three months ended March 31, 1998. On a per share basis, diluted earnings per share was $.30 for the three months ended March 31, 1999 and 1998. Net income increased primarily due to the increase in net interest income, principally from loans. The Company's return on average total assets and average shareholders' equity were 1.53% and 14.80% for the three months ended March 31, 1999, compared with 1.65% and 15.74% for the three months ended March 31, 1998.

Net Interest Income

     Net interest income is the principal source of the Company's operating earnings. It represents the difference between interest earned on loans and other investments and interest paid on deposits. The amount of interest income and expense is affected by changes in volume and mix of earning assets and interest-bearing deposits, along with changes in interest rates.

     Net interest income has been adjusted to a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning
assets.   Net interest income (FTE) was $3,425,000 for the three
months ended March 31, 1999, as compared to $3,130,000 for the three months ended March 31, 1998. The increase in net interest income for the three months ended March 31, 1999 resulted primarily from the increase in loans which generally carry higher interest rates than other earning assets.

     Total interest income (FTE) increased to $5,437,000 in 1999 compared to $5,267,000 in 1998, representing a 3.23% increase.
Average loans increased to $193,187,000 for the three months ended March 31, 1999, or 15.62% over the same period in 1998.

     Total interest expense decreased slightly $2,012,000 as compared to $2,137,000 for the same three months ended March 31, 1998. Average interest-bearing deposits for the three months ended March 31, 1999 totaled $222,003,000, as compared to $207,988,000 for the same period in 1998, or a 6.74% increase.

     Net interest margin (determined by dividing net interest income
(FTE) by total average interest-earning assets) was 5.14% for the three months ended March 31, 1999, as compared to 5.08% for the same
three months ended March 31, 1998.   The increase for the three
months ended March 31, 1999 in the net interest margin was attributed to the increases in loans and deposits, offset by a decrease in the net spread (the difference between rates earned on interest earning assets and rates paid on deposits), affected primarily by a stable to declining interest rate environment and the change in the mix between loans and investment securities for the period ended March 31, 1999. Average earning assets yielded 8.16% for the three months ended March 31, 1999 compared to 8.55% for the same three months ended March 31, 1998. The cost of funding these earning assets decreased during the first three months of 1999 as the yield on earning assets declined. Rates paid decreased to 3.68% for the first three months of 1999 as compared to 4.17% for the same period in 1998. The interest spread was 4.48% for the three months ended March 31, 1999 compared to 4.38% for the three months ended March 31, 1998.


Non-Interest Income

     Non-interest income, which includes income derived from service charges on deposit accounts, other fees and charges, gain (loss) on sale of loans and available for sale securities, and other operating income, increased to $912,000 for the three months ended March 31, 1999 as compared to $837,000 for the same three months ended March 31, 1998, a $75,000 increase. The increase is primarily the result of the net gain on sale of other real estate owned of $156,000 offset by $176,000 reduction in gain on available for sale securities, included in other operating income.


Non-Interest Expense

           Non-interest expense totaled $2,288,000 for the period ended March 31, 1999, compared to $2,034,000 for the same period in 1998. Salaries and employee benefits increased to $1,139,000 compared to $1,076,000, primarily due to additional personnel for the new branches, along with increases in staff compensation.

       The Company's efficiency ratio (derived by dividing total non-interest expenses by net interest income exclusive of provision for loan losses and non-interest income) was 55.7% at March 31, 1999 compared to 54.8% at March 31, 1998. The efficiency ratio is a measurement as to how efficiently the Company allocates its resources.

         A summary of non-interest expense for the three months ended March 31, 1999 and 1998, is presented below:

Non-Interest Expense                               March 31
   (in thousands)                          1999             1998

Salaries & employee benefits            $ 1,139          $ 1,076
Occupancy expense                           160              135
Furniture & equipment expense               186              155
Professional services                       104               65
Data processing expenses                    104              105
Printing & supplies                          67               70
Postage                                      54               49
Messenger expense                            46               43
ATM expense                                  79               67
Other                                       349              269
  Total Non-interest expense            $ 2,288          $ 2,034


Income Taxes

         The provision for income taxes for the first quarter 1999 was $449,000 as compared to $390,000 for the same period in 1998. The effective income tax rate for state and federal income taxes was 28.7% for the three months ended March 31, 1998 compared to 26% for the same period in 1998.


Impaired, Nonaccrual, Past Due and Restructured Loans and Other Real
Estate Owned

         At March 31, 1999 the recorded investment in loans for which impairment has been recognized was approximately $1,770,000. Of that balance approximately $1,505,000 has a related valuation allowance of $138,000.

          The remaining $265,000 did not require a valuation allowance. For the quarter ended March 31, 1999, the average recorded investment in loans for which impairment has been recognized was approximated $2,363,000. During the portion of the year that the loans were impaired the Company recognized interest income of approximately $46,000 for cash payments received.

         At December 31, 1998, the recorded investment in loans for which impairment has been recognized was approximately $2,871,000. Of the 1998 balance approximately $2,269,000 has a related valuation allowance of $226,900. The remaining $602,000 did not require a valuation allowance. For the year ended December 31, 1998, the average recorded investment in loans for which impairment has been recognized was approximately $3,201,000. During the portion of the year that the loans were impaired the Company recognized interest income of approximately $232,000 for cash payments received.

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

           The amount of non accrual loans has decreased as of March 31, 1999 to $901,000 from $2,307,000 at December 31, 1998. For the three months ended March 31, 1999, $4,427,000 was transferred to other real estate owned from non accrual loans and loans receivable. Of that total, $3,028,000 was sold.

       A summary of non-performing assets at March 31, 1999 and December 31, 1998, is as follows:

Non-Performing Assets (in thousands)       March 31       December 31
                                             1999             1998

Nonaccrual loans                         $    901          $ 2,307
Accruing loans past due 90 days or more       358              364
Restructured loans                             --               --
Other real estate owned                     1,766              575
     Total                               $  3,025          $ 3,246


Allowance for Loan Losses

     The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. Management attributes general reserves to different types of loans using percentages which are based upon perceived risk associated with the portfolio and underlying collateral. The allowance for possible loan losses is a general reserve available against the total loan portfolio and off balance sheet credit exposure. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination.
At March 31, 1999, based on known information, management believed that the allowance for loan losses was adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and commitments to extend credit as of such date.

    As of March 31, 1999, the allowance for possible loan losses was $1,838,000 as compared to the December 31, 1998 amount of $1,902,000. When a loan is considered uncollectible by management it is charged against the allowance for loan losses. Any recoveries on previously charged off loans are credited back to the allowance. Net charge-offs were $319,000 and $43,000 for the three months ended March 31, 1999 and 1998. Additions to the allowance for loan losses are charged against income. A provision for loan losses of $255,000 and $180,000 was charged to income for the three months ended March 31, 1999 and 1998.

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

  There is uncertainty concerning future economic trends.
Accordingly, it is not possible to predict the effect future economic trends may have on the levels of the allowance for loan losses and the related provision for loan losses in future periods.

Liquidity and Interest Rate Sensitivity

     The fundamental objective of the Company's management is to increase shareholders' value while maintaining adequate liquidity, to manage interest rate risk, and increase the economic value of its assets and liabilities. Liquidity is the ability to provide funds to support asset growth and satisfy cash flow requirements created by fluctuations in deposits and to meet borrowers' credit needs. Effective liquidity management insures that sufficient funds are available to satisfy demands from depositors, borrowers and other commitments on a timely basis. Collection of principal and interest on loans, the liquidations and maturities of investment securities, deposits with other banks, deposit inflow and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds in the amount of $6,000,000 as of March 31, 1999, were available to provide liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") System providing an additional line of credit of $2,321,000 secured by first deeds of trust on eligible 1-4 unit residential loans. The Company had not borrowed from the FHLB as of March 31, 1999.

     The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $81,204,000 and $82,108,000 (or 27.29% and
27.71% of total assets) at March 31, 1999 and December 31, 1998, respectively. Total liquid assets for March 31, 1999 and December 31, 1998 include investment securities of $32,801,000 and $33,914,000, respectively, classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

     Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $240,086,000 and $241,412,000 at March 31, 1999 and December 31,
1998, respectively.

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

  The following table shows the interest sensitive assets and liabilities gap (other than equity securities with a fair value of approximately $193,000), which is the measure of interest sensitive assets over interest-bearing liabilities, for each individual repricing period on a cumulative basis:

March 31, 1999               Within 3  3 months     1-5      5+
(in thousands)               months    to 1 Year    Years    Years      TOTAL
 EARNING ASSETS:
 Held to maturity securities $      0  $  1,065   $12,082  $19,654   $ 32,801
 Available for sale
    securities                      0     5,646    13,010        0     18,656
 Fed Funds Sold                19,500         0         0        0     19,500
 Loans, net of deferred loan
    fees                       36,904    11,740    87,080   64,229    199,953
    Total earning assets      $56,404   $18,451  $112,172  $83,883   $270,910

INTEREST BEARING LIABILITIES:
  Interest bearing demand
    deposits                  $     0   $ 8,412  $      0  $     0   $  8,412
  Savings deposits                  0    95,944         0        0     95,944
  Time deposits                49,216    65,670     4,153        0    119,039
    Total interest bearing
      liabilities             $49,216  $170,026  $  4,153  $     0   $223,395

INTEREST SENSITIVITY
   GAP                        $ 7,188 $(151,575) $108,019  $83,883

CUMULATIVE INTEREST
  RATE SENSITIVITY GAP        $ 7,188 $(144,387) $(36,368) $47,515

At March 31, 1999, the gap table indicates the Company as liability sensitive in the twelve month period. The interest rate sensitivity gap is defined as the difference between amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that time period. The year end Gap report is based on the contractual interest repricing date. The gap method does not consider the impact of different multipliers (how interest rates change when the Fed Funds rate changes by 1%) and lags (time it takes for rates to change after the Fed Funds rate changes). The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates and future impact of new business strategies. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company. The Company's model analyzes the impact on earnings of future rate changes by including factors for lags and multipliers for key bank rates. Both methods of measuring interest rate sensitivity do not take into account actions taken by management to modify the effect to net interest income if interest rates were to rise or fall.

            Even though the Company had a negative gap in the three month period ended March 31, 1999, the asset liability simulation model showed the Bank was slightly asset sensitive in the first quarter 1999. This means that when interest rates decline, yields on earning assets would be expected to decline faster than rates paid for deposits, causing the net interest margin to decrease. Due to a slightly declining interest rate environment in 1999, the Bank's asset sensitive posture had a slightly negative impact on net interest margins as predicted by the asset liability simulation
model.   In a rising rate environment the opposite impact would be
expected; i.e., the net interest margin should improve.


Financial Condition

            Total assets at March 31, 1999, were $297,540,000, representing an increase of .40% over December 31, 1998 assets of $296,362,000. Increases in average deposits were used to fund a 4.66% increase in average earning assets in the first quarter of 1999.

            Investment securities and federal funds sold totaled
$71,150,000 at March 31, 1999, compared to $75,056,000 at December
31, 1998. The Company is a member of Federal Home Loan Bank of San Francisco and holds $852,000 in FHLB stock.

            During the first three months of 1999, net loans increased to $198,115,000 from $197,434,000 at December 31, 1998.
Loans are the Company's major component of earning assets.  The
Bank's average loan to deposit ratio was 74.24%.

            Total deposits increased $790,000 in the first quarter of 1999 to $260,671,000, as compared to $259,881,000 at December 31,
1998.

            The Company maintains capital to support capital needs, future growth and dividend payouts while maintaining the confidence of depositors and investors by increasing shareholder value. The
Company has provided the majority of its capital requirements through the retention of earnings. Shareholders' equity increased to $30,956,000 as of March 31, 1999, as compared to $30,180,000 at December 31, 1998.

            The Company's and the Bank's regulatory capital ratios remain above regulatory minimums. The Company's total risk based capital ratio at March 31, 1999 was 14.93% and its Tier 1 Risk Based Capital (RBC) ratio was 14.08%, exceeding the minimum guidelines of 8% and 4%. The ratios at December 31, 1998 were 15.05% and 14.14%, respectively.

            The Company's leverage ratios were 10.32% and 10.18% at March 31, 1999 and December 31, 1998, exceeding the minimum guidelines of 4%.

            Under current regulations adopted by federal regulatory agencies, a "well-capitalized" institution must have a Tier 1 RBC ratio of at least 6%, a total capital ratio of at least 10% and leverage ratio of at least 5% and not be subject to a capital directive order. The Bank had a total capital ratio of 14.15%, a Tier 1 RBC ratio of 13.29% and a leverage ratio of 9.73% at March 31, 1999.

Impact of Inflation

            Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetary items. The relatively low proportion of the Bank's fixed assets (approximately 1.7% March 31, 1999) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.


Year 2000 Compliance

    The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

    The Company has a written plan to mitigate the risks associated with the impact of the Year 2000. The plan directs the Company's Year 2000 activities under the framework of the Federal Financial Institutions Examination Council (FFIEC) Five-Step Program. The FFIEC's Five-Step Program includes the following phases: Awareness, Assessment, Renovation, Validation and Implementation. The Awareness Phase, 100% complete, defines the Year 2000 problem and gains executive level support for the necessary resources to prepare the Company for Year 2000 compliance. The Assessment Phase, 100% complete, assesses the size and complexity of the problem and details the magnitude of the effort necessary to address the Year 2000 issues. Although the Awareness and Assessment Phases are complete, the Company will continue to evaluate any new issues as they arise. The Renovation Phase, 80% complete, includes the incremental changes to hardware and software components. The Validation Phase includes the testing of hardware and software components and was substantially complete as of March 31, 1999. The Implementation Phase, 50% complete, certifies that systems are Year 2000 compliant and will be accepted by the end users. The Implementation Phase is scheduled to be substantially complete by June 30, 1999. The Company has completed the development of test and validation methodologies for its Information Technology (IT) systems. Testing of applications was substantially complete as of the first quarter of 1999. In some cases, the Company will rely on the service providers and software vendors to facilitate proxy testing with a selected group of users. The Company will review the test plans and validate the results of the proxy testing to ensure the Year 2000 compliance of those systems. The Company's business also utilizes non-IT products and services, some of which have embedded technology which might not be Year 2000 ready. Some non-IT products and services involve infrastructure issues such as power, communication and water, as well as elevators, ventilation and air conditioning equipment. The Company classifies power and communications as non-IT products and services and considers them to be of significant importance, giving them high priority. Based on responses from vendors and software providers, the Company does not anticipate incurring any material expenses due to unpreparedness. The Company has identified material third party relationships to minimize the potential loss from unpreparedness of these parties. The Company continues to work closely with Jack Henry & Associates, its data services and items processing provider, regarding Year 2000 compliance. The testing and validation of this system was substantially complete by December 31, 1998.

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

      The Company and the Bank are developing contingency plans to address the possibility that efforts to mitigate Year 2000 risk are not successful either in whole or in part. These plans will include remedial efforts up to and including complete manual processing of information for critical IT systems in the event there is a failure after December 31, 1999. The Company's contingency plan was substantially complete on April 30, 1999, and implementation training and testing are expected to take place in the next quarter.

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


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

            In Management's opinion there has not been a material change in the Company's market risk profile for the three months ended March 31, 1999 compared to December 31, 1998.


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

             None

Item 5.  Other Information

             N/A

Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits - None

             (b)  Reports on Form 8-K -   An 8-K was filed on January
                  4, 1999 for the resignation of Martin Sorensen as President and Chief Executive Officer of the Company. An 8-K was filed on February 25, 1999 to announce the appointment of Michael Cushman as the President and Chief Executive Officer of the Company.


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               North Valley Bancorp
                                                  (Registrant)
Date       May 14, 1999                     /s/ Sharon Benson
                                             Sharon Benson
                                             Senior Vice President &
                                             Chief Financial Officer