Form 10-Q
period 1999-06-30
NORTH VALLEY BANCORP
filed 1999-08-16
CIK 353191

United States
               Securities and Exchange Commission
                      Washington, D.C. 20549

                          FORM 10-Q

                          (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the Period Ended    June 30, 1999     .

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practical date.

Common Stock - -     3,703,416   shares as of July 30, 1999.


                             INDEX

             NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets-June 30, 1999 and December
     31, 1998

     Condensed consolidated statements of income-- Six months ended June 30, 1999 and 1998;

     Condensed consolidated statements of income-- Three months ended June 30, 1999 and 1998;

     Condensed consolidated statement of cash flows-- Six months ended June 30, 1999 and 1998;

     Notes to condensed consolidated financial statements-- June 30, 1999 and December 31, 1998 and the Six Months Ended June 30, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8K


SIGNATURES


PART I.  FINANCIAL INFORMATION

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except share amounts)                JUNE 30    DECEMBER 31
                                                     1999         1998
ASSETS

Cash and cash equivalents:
    Cash and due from banks                        $11,288     $  7,052
    Federal funds sold                              15,400       18,300
    Total cash and cash equivalents                 26,688       25,352
Cash held in trust                                     302          873
Securities:
    Available for sale, at fair value               18,524       22,842
    Held to maturity, at amortized cost             32,398       33,914
Loans receivable, net of allowance for loan losses
    of$1,932 and $1,902 and deferred loan fees of
    $272 and $449 at June 30, 1999 and
    December 31, 1998                              201,098      197,434
Premises and equipment, net of accumulated
   depreciation and amortization                     4,996        5,028
Other real estate owned                              1,749          575
FHLB stock                                             888          841
Accrued interest receivable                          1,858        1,770
Other assets                                         8,609        7,733
TOTAL ASSETS                                      $297,110     $296,362

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Noninterest-bearing demand deposits           $  38,528    $  37,372
    Interest-bearing:
        Savings                                     93,186       95,617
        Time certificates                          117,980      118,594
        Demand accounts                             10,176        8,298
Total deposits                                     259,870      259,881
Accrued interest and other liabilities               5,727        6,301
TOTAL LIABILITIES                                  265,597      266,182

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized
   5,000,000 shares; none outstanding
Common stock, no par value: authorized 20,000,000
   shares; outstanding 3,702,916 and 3,690,220
   at June 30, 1999 and December 31, 1998           10,319      10,237
Retained earnings                                   21,248      19,890
Accumulated other comprehensive income, net of tax     (54)         53
Total stockholders' equity                          31,513      30,180
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $297,110    $296,362
=======================================================================
See notes to condensed consolidated financial statements (unaudited).


NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except per share amounts)                Six Months Ended
                                                            June 30
INTEREST INCOME:                                       1999         1998
    Loans including fees                           $  8,428     $  7,707
Securities:
    Taxable                                             566          774
    Exempt from federal taxes                         1,008        1,124
    Interest on federal funds sold                      431          488
Total interest income                                10,433       10,093

INTEREST EXPENSE - DEPOSITS                           4,001        4,302

NET INTEREST INCOME                                   6,432        5,791

PROVISION FOR LOAN LOSSES                               555          360

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                   5,877        5,431

NONINTEREST INCOME:
    Service charges on deposit accounts               1,023          795
    Other fees and charges                              431          433
    (Loss) gain on sale of loans                        (87)         105
    Gain on sale of available for sale securities        16          459
    Other                                               352          156
Total noninterest income                              1,735        1,948

NONINTEREST EXPENSES:
    Salaries & employee benefits                      2,293        2,225
    Occupancy expense                                   315          270
    Furniture & equipment expense                       352          310
    Other                                             1,765        1,475
Total noninterest expenses                            4,725        4,280

INCOME BEFORE PROVISION FOR INCOME TAXES              2,887        3,099

PROVISION FOR INCOME TAXES                              824          866

NET INCOME                                         $  2,063     $  2,233

EARNINGS PER SHARE:
  Basic                                            $    .56     $    .61
  Diluted                                          $    .55     $    .60
=======================================================================
See notes to condensed consolidated financial statements (unaudited).


NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except per share amounts)               Three Months Ended
                                                            June 30
                                                        1999       1998
INTEREST INCOME:
    Loans including fees                              $4,261     $3,892
Securities:
        Taxable                                          279        388
        Exempt from federal taxes                        498        555
    Interest on federal funds sold                       186        246
Total interest income                                  5,224      5,081

INTEREST EXPENSE - DEPOSITS                            1,989      2,165

NET INTEREST INCOME                                    3,235      2,916

PROVISION FOR LOAN LOSSES                                300        180

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                    2,935      2,736

NONINTEREST INCOME:
    Service charges on deposit accounts                  536        445
    Other fees and charges                               216        216
    (Loss) gain on sale of loans                         (50)        97
    Gain on sale of available for sale securities         --        267
    Other                                                121         86
Total noninterest income                                 823      1,111

NONINTEREST EXPENSES:
    Salaries & employee benefits                       1,154      1,149
    Occupancy expense                                    155        135
    Furniture & equipment expense                        166        155
    Other                                                962        807
Total noninterest expenses                             2,437      2,246

INCOME BEFORE PROVISION FOR INCOME TAXES               1,321      1,601

PROVISION FOR INCOME TAXES                               375        476

NET INCOME                                           $   946   $  1,125

EARNINGS PER SHARE:
  Basic                                              $   .26   $    .31
  Diluted                                            $   .25   $    .30
=======================================================================
See notes to condensed consolidated financial statements (unaudited).


NORTH VALLEY BANCORP AND SUBSIDIARIES CONDENSED          Six Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)             June 30
                                                         1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 2,063     $ 2,233
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           286         253
  Accretion/Amortization of premium on securities     (    28)         17
  Provision for loan losses                               555         360
  Loss on sale/write down of other real estate owned      289           5
  Gain on sale of available for sale securities       (    16)     (  459)
  Loss/(gain) on sale of loans                             87      (  105)
  Benefit for deferred taxes                          (    32)     (    1)
  Effect of changes in:
     Cash held in trust                                   571      (1,276)
     Accrued interest receivable                      (    88)         41
     Other assets                                     (   815)     (1,033)
     Accrued interest and other liabilities           (   206)        520
Net cash provided by operating activities               2,666         555

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of FHLB stock                               (    47)     (    27)
Proceeds from sale of other real estate owned          3,113          207
Purchase of available for sale securities            (13,000)     ( 7,582)
Proceeds from sales of available for sale securities      92        2,155
Proceeds from maturities of available for sale
  securities                                          17,175        7,000
Proceeds from maturities or calls of held to
  maturity securities                                  1,510        2,340
Proceeds from sale of loans                           24,275        4,731
Net increase in loans                                (33,157)     (10,948)
Purchases of premises and equipment                  (   254)     (   522)
Net cash used in investing activities                (   293)     ( 2,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in noninterest and interest bearing
  demand deposits and savings accounts                   603        2,706
Net increase in time certificates                    (   614)     (   374)
Cash dividends paid                                  ( 1,108)     (   645)
Cash received for stock options exercised                 82           30
Net cash provided by financing activities            ( 1,037)       1,717

NET INCREASE IN CASH AND CASH EQUIVALENTS              1,336      (   374)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                 25,352       23,612
  End of period                                      $26,688      $23,238
ADDITIONAL INFORMATION:
Transfer of foreclosed loans from loans
  receivable to other real estate owned              $ 4,576      $   376
Cash Payments:
  Income tax payments                                $   833      $   470
  Interest payments                                  $ 4,032      $ 4,325

See notes to condensed consolidated financial statements (unaudited).


NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1999 and December 31, 1998 and the Six Months Ended June 30, 1999 and 1998.


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

                                            Six Months Ended June 30
                                               1999          1998
                                                 (In thousands)

Net income                                   $ 2,063       $ 2,233
Other comprehensive loss:
   Holding (loss) gain arising during
     period, net of tax                         (104)          190
   Reclassification adjustment, net of tax        11       (   330)
Net loss recognized in other
   comprehensive income or loss                (  93)      (   140)

Total comprehensive income                   $ 1,970       $ 2,093


                                           Three Months Ended June 30
                                                1999        1998
                                                  (In thousands)

Net income                                   $   946       $ 1,125
Other comprehensive loss:
   Holding (loss) gain arising during
     period, net of tax                        (  68)           35
   Reclassification adjustment, net of tax        --        (  192)
Net loss recognized in other
   comprehensive income or loss                (  68)       (  157)

Total comprehensive income                   $   878        $  968


NOTE C - EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

     There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the six and three month periods ended June 30, 1999 and 1998 is reconciled as follows:

(In thousands except per share amounts)
                                                Six Months Ended June 30
Calculation of Basic Earnings Per Share             1999       1998

Numerator - net income                           $   2,063    $   2,233
Denominator - weighted average common
     shares outstanding                              3,698        3,682

Basic Earnings Per Share                         $     .56    $     .61

Calculation of Diluted Earnings Per Share

Numerator - net income                           $   2,063    $   2,233
Denominator:
    Weighted average common shares outstanding       3,698        3,682
    Dilutive effect of outstanding options              38           40

                                                     3,736        3,722

Diluted Earnings Per Share                       $     .55    $     .60


                                                 Three Months Ended June 30
Calculation of Basic Earnings Per Share              1999        1998

Numerator - net income                           $    946     $  1,125
Denominator - weighted average common
     shares outstanding                             3,702        3,678

Basic Earnings Per Share                         $    .26     $    .31

Calculation of Diluted Earnings Per Share

Numerator - net income                           $    946     $  1,125
Denominator:
    Weighted average common shares outstanding      3,702        3,678
    Dilutive effect of outstanding options             37           42

                                                    3,739        3,720

Diluted Earnings Per Share                       $    .25     $    .30


NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This statement defers the effective date of FASB Statement No. 133 which shall now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.
The Company is in the process of determining the impact of SFAS No. 133 on the Company's financial position and results of operations.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     North Valley Bancorp (the "Company") is the bank holding company for North Valley Bank (the "Bank"), a state-nonmember bank. The Bank operates out of its main office located at 880 E. Cypress Avenue, Redding, CA 96002, with 12 branches which include two supermarket branches in Shasta and Trinity Counties in Northern California. The Company operates as one business segment providing banking services to the Company's clients in Northern California. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of the Company's revenues.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999, AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

Earnings Summary

     For the six month period ended June 30, 1999, the Company achieved net income of $2,063,000 as compared to $2,233,000 for the same period in 1998. On a per share basis, diluted earnings per share was $.55 for the six months ended June 30, 1999 compared to $.60 for the same period
in 1998.   The Company's return on average total assets and average
shareholders' equity were 1.40% and 13.30% for the six months ended June 30, 1999, compared with 1.63% and 15.34% for the same period in 1998.

Net Interest Income

     Net interest income is the principal source of the Company's operating earnings. It represents the difference between interest earned on loans and other investments and interest paid on deposits. The amount of interest income and expense is affected by changes in volume and mix of earning assets and interest-bearing deposits, along with changes in interest rates.

     Net interest income (FTE) has been adjusted to a fully taxable equivalent basis for tax-exempt investments included in earning
assets.   Net interest income (FTE) was $6,961,000 for the six months ended June 30, 1999, as compared to $6,321,000 for the same period in 1998. The increase in net interest income for the six months ended June 30, 1999 resulted primarily from the increase in loans which generally carry higher interest rates than other earning assets and a decrease in rates paid on interest earning deposits.

     Total interest income (FTE) increased to $10,962,000 for the six months ended June 30, 1999 compared to $10,623,000 for the same period in 1998, representing a 3.19% increase. Average loans increased to $197,358,000 for the six months ended June 30, 1999, or 17.00% over the same period in 1998.

     Total interest expense for the six months ended June 30, 1999 decreased to $4,001,000 as compared to $4,302,000 for the same period in 1998, representing a 7.00% decrease. Average interest-bearing deposits for the six months ended June 30, 1999 totaled $222,836,000, as compared to $210,080,000 for the same period in 1998, or a 6.07% increase.

     Net interest margin (determined by dividing net interest income
(FTE) by total average interest-earning assets) was 5.18% for the six months ended June 30, 1999, as compared to 5.11% for the same period in
1998.   The increase for the six months ended June 30, 1999 in the net interest margin was attributed to the increases in loans and deposits, and the increase in the net spread (the difference between rates earned on interest earning assets and rates paid on deposits), affected primarily by a stable to slightly increasing interest rate environment and the change in the mix between loans and investment securities for the period ended June 30, 1999. Average earning assets yielded 8.16% for the six months ended June 30, 1999 compared to 8.58% for the same period in 1998. The cost of funding these earning assets decreased during the first six months of 1999 as the yield on earning assets declined. Rates paid decreased to 3.62% for the first six months of 1999 as compared to 4.13% for the same period in 1998. The interest spread was 4.54% for the six months ended June 30, 1999 compared to 4.45% for the six months ended June 30, 1998.

Non-Interest Income

     Non-interest income, which includes income derived from service charges on deposit accounts, other fees and charges, gain (loss) on sale of loans and available for sale securities, and other operating income, decreased to $1,735,000 for the six months ended June 30, 1999 as compared to $1,948,000 for the same six months ended June 30, 1998, a $213,000 decrease. This decrease is primarily the result of a decrease in gain on sale of securities of $410,000 offset by an increase of $228,000 in service charge income.

Non-Interest Expense

          Non-interest expense totaled $4,725,000 for the six month period ended June 30, 1999, compared to $4,280,000 for the same period in 1998. The increase is primarily the result of costs associated with the addition of new branches, facilities and products and the Company's substantial investment in technology reviews and updates.

         The Company's efficiency ratio (derived by dividing total non-interest expenses by net interest income exclusive of provision for loan losses and non-interest income) was 57.9% at June 30, 1999 compared to 55.3% at June 30, 1998. The efficiency ratio is a measurement as to how efficiently the Company allocates its resources.

         A summary of non-interest expense for the six months ended June 30, 1999 and 1998, is presented below:

Non-Interest Expense                               June 30
   (in thousands)                          1999             1998

Salaries & employee benefits              $ 2,293          $ 2,225
Occupancy expense                             315              270
Furniture & equipment expense                 352              310
Professional services                         208              209
Data processing expenses                      200              215
Printing & supplies                           135              135
Postage                                       107               97
Messenger expense                              93               87
ATM expense                                   172              136
Other                                         850              596
     Total Non-interest expense          $  4,725          $ 4,280


Income Taxes

         The provision for income taxes for the second quarter 1999 was $824,000 as compared to $866,000 for the same period in 1998. The effective income tax rate for state and federal income taxes was 28.5% for the six months ended June 30, 1999 compared to 27.9% for the same period in 1998. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Bank's investment in municipals.

Impaired, Nonaccrual, Past Due and Restructured Loans and Other Real
Estate Owned

         At June 30, 1999 the recorded investment in loans for which impairment has been recognized was approximately $1,804,000. Of that balance approximately $1,375,000 has a related valuation allowance of $225,000.

         The remaining $429,000 did not require a valuation allowance. For the six month period ended June 30, 1999, the average recorded investment in loans for which impairment has been recognized was
approximated $1,780,000.   During the portion of the year that the loans
were impaired the Company recognized interest income of approximately $154,000 for cash payments received.

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

           The amount of non accrual loans at June 30, 1999 has decreased to $1,263,000 from $2,307,000 at December 31, 1998. For the six months ended June 30, 1999, $4,576,000 was transferred to other real estate owned from non accrual loans and loans receivable. Of that total, $3,113,000 was sold.

       A summary of non-performing assets at June 30, 1999 and December 31, 1998, is as follows:

Non-Performing Assets (in thousands)        June 30       December 31
                                             1999             1998

Nonaccrual loans                           $  1,263         $ 2,307
Accruing loans past due 90 days
  or more                                       217             364
Restructured loans                               --              --
Other real estate owned                       1,749             575
     Total                                 $  3,229         $ 3,246


Allowance for Loan Losses

     The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. Management attributes general reserves to different types of loans using percentages which are based upon perceived risk associated with the portfolio and underlying collateral. The allowance for probable loan losses is a general reserve available against the total loan portfolio and off balance sheet credit exposure. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for probable loan losses. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. At June 30, 1999, based on known information, management believed that the allowance for loan losses was adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and commitments to extend credit as of such date.

      As of June 30, 1999, the allowance for probable loan losses was $1,932,000 as compared to the December 31, 1998 amount of $1,902,000. When a loan is considered uncollectible by management it is charged against the allowance for loan losses. Any recoveries on previously charged off loans are credited back to the allowance. Net charge-offs were $525,000 and $279,000 for the six months ended June 30, 1999 and 1998. Additions to the allowance for loan losses are charged against income. A provision for loan losses of $555,000 and $360,000 was charged to income for the six months ended June 30, 1999 and 1998.

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

Liquidity and Interest Rate Sensitivity

     The fundamental objective of the Company's management is to increase shareholders' value while maintaining adequate liquidity, to manage interest rate risk, and increase the economic value of its assets and liabilities. Liquidity is the ability to provide funds to support asset growth and satisfy cash flow requirements created by fluctuations in deposits and to meet borrowers' credit needs. Effective liquidity management insures that sufficient funds are available to satisfy demands from depositors, borrowers and other commitments on a timely basis. Collection of principal and interest on loans, the liquidations and maturities of investment securities, deposits with other banks, deposit inflow and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds in the amount of $6,000,000 as of June 30, 1999, were available to provide liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB")
System providing an additional line of credit of $2,321,000 secured by first deeds of trust on eligible 1-4 unit residential loans. The
Company had not utilized the line of credit from the FHLB as of June 30, 1999.

     The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $77,610,000 and $82,108,000 (or 26.12% and 27.71% of total assets) at June 30, 1999 and December 31, 1998, respectively. Total liquid assets for June 30, 1999 and December 31, 1998 include investment securities of $32,398,000 and $33,914,000, respectively, classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

     Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $239,365,000 and $241,412,000 at June 30, 1999 and December 31, 1998, respectively.

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

        The following table shows the interest sensitive assets and liabilities gap (other than equity securities with a fair value of approximately $123,000), which is the measure of interest sensitive assets over interest-bearing liabilities, for each individual repricing period on a cumulative basis:

June 30, 1999           Within 3   3 months      1-5       5+
(in thousands)          months     to 1 Year     Years     Years     TOTAL
EARNING ASSETS:
  Held to maturity
    securities           $   835    $  2,043  $ 11,617    $17,913   $ 32,398
  Available for sale
    securities             3,454       9,997     4,950        --      18,401
  Fed Funds Sold          15,400          --        --        --      15,400
  Loans - net of
    deferred loan fees    36,767       6,380    93,054     66,829    203,030
    Total earning assets $56,446     $18,420  $109,621    $84,742   $269,229

INTEREST BEARING LIABILITIES:
  Interest bearing demand
    deposits             $    --     $10,176  $    --     $    --   $ 10,176
  Savings deposits            --      93,186       --          --     93,186
  Time deposits           44,000      68,329     5,651         --    117,980
    Total interest bearing
      liabilities        $44,000    $171,691  $  5,651    $    --   $221,342

INTEREST SENSITIVITY
   GAP                   $12,446   $(153,271) $103,970    $84,742

CUMULATIVE INTEREST
  RATE SENSITIVITY GAP   $12,446   $(140,825) $(36,855)   $47,887


At June 30, 1999, the gap table indicates the Company as liability sensitive in the twelve month period. The interest rate sensitivity gap is defined as the difference between amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that time period. The year end gap report is based on the contractual interest repricing date. The gap method does not consider the impact of different multipliers (how interest rates change when the Fed Funds rate changes by 1%) and lags (time it takes for rates to change after the Fed Funds rate changes). The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates and future impact of new business strategies. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company. The Company's model analyzes the impact on earnings of future rate changes by including factors for lags and multipliers for key bank rates. Both methods of measuring interest rate sensitivity do not take into account actions taken by management to modify the effect to net interest income if interest rates were to rise or fall.

            Even though the Company had a negative gap in the six month period ended June 30, 1999, the asset liability simulation model showed the Company was slightly asset sensitive at June 30, 1999. This means that when interest rates increase, yields on earning assets would be expected to increase faster than rates paid for deposits, causing the net interest margin to increase. Due to a slightly increasing interest rate environment in 1999, the Company's asset sensitive posture had a slightly positive impact on net interest margins as predicted by the asset
liability simulation model.   In a declining rate environment the
opposite impact would be expected; i.e., the net interest margin should decline.

Financial Condition As Of June 30, 1999 As Compared to December 31, 1998

            Total assets at June 30, 1999, were $297,110,000, compared to December 31, 1998 assets of $296,362,000. Increases in average deposits were used to fund a 8.52% increase in average earning assets for the six months ended June 30, 1999.

            Investment securities and federal funds sold totaled
$66,322,000 at June 30, 1999, compared to $75,056,000 at December 31,
1998.  The Company is a member of Federal Home Loan Bank of San
Francisco and holds $888,000 in FHLB stock.

            During the first six months of 1999, net loans increased to $201,098,000 from $197,434,000 at December 31, 1998. Loans are the
Company's major component of earning assets. The Bank's average loan to deposit ratio was 75.63%.

            Total deposits at June 30, 1999 were consistent with the total deposits at December 31, 1998.

            The Company maintains capital to support capital needs, future growth and dividend payouts while maintaining the confidence of depositors and investors by increasing shareholder value. The Company has provided the majority of its capital requirements through the retention of earnings. Shareholders' equity increased to $31,513,000 as of June 30, 1999, as compared to $30,180,000 at December 31, 1998.

            The Company's and the Bank's regulatory capital ratios remain above regulatory minimums. The Company's total risk based capital ratio at June 30, 1999 was 14.99% and its Tier 1 Risk Based Capital (RBC) ratio was 14.11%, exceeding the minimum guidelines of 8% and 4%. The ratios at December 31, 1998 were 15.05% and 14.14%, respectively.

            The Company's leverage ratios were 10.47% and 10.18% at June 30, 1999 and December 31, 1998, exceeding the minimum guidelines of 4%.

            Under current regulations adopted by federal regulatory agencies, a "well-capitalized" institution must have a Tier 1 RBC ratio of at least 6%, a total capital ratio of at least 10% and leverage ratio of at least 5% and not be subject to a capital directive order. The Bank had a total capital ratio of 14.33%, a Tier 1 RBC ratio of 13.45% and a leverage ratio of 10.00% at June 30, 1999.

Impact of Inflation

            Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetary items. The relatively low proportion of the Bank's fixed assets (approximately 1.7% June 30, 1999) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

Year 2000 Compliance

    The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

    The Company has a written plan to mitigate the risks associated with the impact of the Year 2000. The plan directs the Company's Year 2000 activities under the framework of the Federal Financial
Institutions Examination Council (FFIEC) Five-Step Program. The FFIEC's Five-Step Program includes the following phases: Awareness, Assessment, Renovation, Validation and Implementation. The Awareness Phase, 100% complete, defines the Year 2000 problem and gains executive level support for the necessary resources to prepare the Company for Year 2000 compliance. The Assessment Phase, 100% complete, assesses the size and complexity of the problem and details the magnitude of the effort necessary to address the Year 2000 issues. Although the Awareness and Assessment Phases are complete, the Company will continue to evaluate any new issues as they arise. The Renovation Phase, 95% complete, includes the incremental changes to hardware and software components.
The Validation Phase includes the testing of hardware and software components and was substantially complete as of June 30, 1999. The Implementation Phase certifies that systems are Year 2000 compliant and will be accepted by the end users. The Implementation Phase is substantially complete as of June 30, 1999. The Company has completed the development of test and validation methodologies for its Information Technology (IT) systems. Testing of applications was substantially complete as of June 30, 1999. In some cases, the Company will rely on the service providers and software vendors to facilitate proxy testing with a selected group of users. The Company will review the test plans and validate the results of the proxy testing to ensure the Year 2000 compliance of those systems. The Company's business also utilizes non-IT products and services, some of which have embedded technology which might not be Year 2000 ready. Some non-IT products and services involve infrastructure issues such as power, communication and water, as well as elevators, ventilation and air conditioning equipment. The Company classifies power and communications as non-IT products and services and considers them to be of significant importance, giving them high priority. Based on responses from vendors and software providers, the Company does not anticipate incurring any material expenses due to unpreparedness. The Company has identified material third party relationships to minimize the potential loss from unpreparedness of these parties. The Company continues to work closely with Jack Henry & Associates, its data services and items processing provider, regarding Year 2000 compliance. The testing and validation of this system was substantially complete as of June 30, 1999.

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

      The total cost to the Company of these Year 2000 Compliance activities was approximately $28,100 for 1998 and the Company has budgeted approximately $100,000 for 1999 and incurred costs of $4,200 as of June 30, 1999. Costs associated with the modifications necessary are being expensed by the Company during the period in which they are incurred. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that the estimates of costs for 1999 will be accurate since actual results could differ from those plans. The costs incurred in 1998 did not have a material effect on the Company's net income for 1998 and the Company does not expect the costs incurred for the same period in 1999 to have a material effect on net income. It is anticipated that any disruption of services would be partial and brief, and that there will not be a material impact on revenues or earnings.

      The Company and the Bank have developed contingency plans to address the possibility that efforts to mitigate Year 2000 risk are not successful either in whole or in part. These plans will include remedial efforts up to and including complete manual processing of information for critical IT systems in the event there is a failure after December 31, 1999. The Company's contingency plan was substantially complete on June 30, 1999, and implementation training and testing is being implemented to take place in the next quarter.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

Earnings Summary

            The Company's net income for the three months ended June 30, 1999, was $946,000, as compared to a net income of $1,125,000 for the same period in 1998. The net income for the three month period ended June 30, 1999, resulted in diluted earnings per share of twenty five ($.25).

Net Interest Income

            Net interest income on a fully tax-equivalent basis (FTE) increased $371,000, or 11.7%, to $3,531,000 for the three months ended June 30, 1999, as compared to $3,160,000 for the same period in 1998.

            Changes in net interest income are a result of changes in volume between average earning assets and average interest bearing liabilities and in the difference between interest yields from average earning assets and the cost of average interest bearing liabilities.
Net interest income increased over 1998 levels primarily due to an increase in the net spread from 4.41% in 1998 to 4.59% in 1999 resulting from an increase in the volume of average loans and reductions in rates paid on interest earning deposits.

            Net interest income on a fully taxable equivalent basis expressed as a percentage of total average earning assets is referred to as the net interest margin. The net interest margin (FTE) was 5.22% and 5.05% for the three months ending June 30, 1999 and 1998, respectively.

Non Interest Income

            Total non interest income decreased to $823,000, compared to $1,111,000 for the three months ended June 30, 1999 and 1998,
respectively.   This decrease was primarily the result of a decrease in
gain on sale of securities of $267,000 offset by an increase in service charge and other fee income of $91,000 for the three months ended June 30, 1999.

Non Interest Expense

            Non interest expense increased for the three months ended June 30, 1999 to $2,437,000 compared to $2,246,000 for the same period in 1998.

            A summary of non interest expense for the three month period ended June 30, 1999 and 1998, is presented below:

Non-Interest Expense                              June 30
   (in thousands)                          1999              1998

Salaries & employee benefits            $ 1,154           $ 1,149
Occupancy expense                           155               135
Furniture & equipment expense               166               155
Professional services                       104               144
Data processing expenses                     96               110
Printing & supplies                          68                65
Postage                                      53                68
Messenger expense                            47                44
ATM expense                                  93                69
Other                                       501               307
     Total Non-interest expense         $ 2,437           $ 2,246


Income Taxes

         The provision for income tax for the three month period ended June 30, 1999 was $375,000 compared to $476,000 for the same period in 1998. The effective income tax rate for state and federal income taxes was 28.4% for the three months ended June 30, 1999 compared to 29.7% for the same period in 1998.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

            In Management's opinion there has not been a material change in the Company's market risk profile for the six months ended June 30, 1999 compared to December 31, 1998.


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


Item 3.  Defaults Upon Senior Securities

             N/A

Item 4.  Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Shareholders of North Valley Bancorp was held on Monday, May 17, 1999. Shareholders of North Valley Bancorp approved the following proposals:

1.   Election of directors.
2.   Adoption of the North Valley Bancorp 1999 Director Stock Option
     Plan.
3.   An amendment of the North Valley Bancorp 1998 Employee Stock
     Incentive Plan.
4. Ratification of Deloitte & Touche as independent public accountants for the Corporation for 1999.


            Results of the election are presented below:


                      ANNUAL MEETING OF SHAREHOLDERS
                            Monday, May 17,1999

   Total Shares                    3,699,556
   Outstanding:
   Total Shares Voted:             2,486,971   67.22%


                                    Shares    % Outstanding    % of
                                    Voted            Shares   Quorum

Proposal                   For:    2,467,165        66.69%    99.20%
1:
Election of Directors      Against:   19,806         0.54%     0.79%
                           Abstain:        0         0.00%     0.00%


                               For              Withhold Individual
           Rudy V. Balma       2,255,589        231,382
          William W. Cox       2,455,307         31,664
      Michael J. Cushman       2,455,307         31,664
        Royce L. Friesen       2,455,307         31,664
       Dan W. Ghidinelli       2,455,307         31,664
        Thomas J. Ludden       2,455,307         31,664
     Douglas M. Treadway       2,374,253        112,718
   J. M. "Mike Wells, Jr.      2,384,853        102,118

Each of the directors named above was elected at the meeting and each director's term of office continued after the meeting.



Proposal                   For:    1,616,086        43.68%    77.40%
2:
Adopt North Valley         Against:  435,890        11.78%    20.88%
Bancorp 1999               Abstain:   36,094         0.98%     1.73%
Director Stock Option Plan


Proposal                   For:    2,216,866        61.63%    89.14%
3:
Amend North Valley         Against:  212,356         5.74%     8.54%
Bancorp 1998 Employee      Abstain:   57,749         1.56%     2.32%
Stock Incentive Plan


Proposal                   For:    2,433,060        65.77%    97.83%
4:
Ratify Appointment         Against:   27,004         0.73%     1.09%
of Deloitte/ Touche        Abstain:   26,907         0.73%     1.08%
as independent public
Accountants for 1999.


Item 5.  Other Information

             N/A


Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits - None

        (b)  Reports on Form 8-K -  None



                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               North Valley Bancorp
                                                  (Registrant)


Date       August 13, 1999
                                               Sharon Benson
                                               Senior Vice President &
                                               Chief Financial Officer