Form 10-Q
period 1999-09-30
NORTH VALLEY BANCORP
filed 1999-11-15
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1999.

[ ]   Transition Report Pursuant to Section 13 or 15(d) ofthe Securities
      Exchange Act of 1934 For the Transition Period From          to

Commission file number 0-10652

                      NORTH VALLEY BANCORP
     (Exact name of registrant as specified in its charter)

          California                                    94-2751350
(State or other jurisdiction                    (IRS Employer ID Number)
 of incorporation or organization)

880 E. Cypress Avenue, Redding, CA                       96002
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code     (530) 221-8400

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

Common Stock - -3,708,418 shares as of October 31, 1999.


                             INDEX

             NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets-September 30, 1999 and December 31, 1998

     Condensed consolidated statements of income-For the three and nine months ended September 30, 1999 and 1998:

     Condensed consolidated statement of cash flows-For the nine months ended September 30, 1999 and 1998;

     Notes to condensed consolidated financial statements--
     September 30, 1999 and December 31, 1998 and the Nine months ended September 30, 1999 and 1998.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market
Risk

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8K


SIGNATURES

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          NORTH VALLEY BANCORP AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share amounts)
                                       September 30  December 31,
ASSETS                                         1999        1998
Cash and cash equivalents:
  Cash and due from banks                    10,705       7,052
  Federal funds sold                         20,200      18,300
  Total cash and cash equivalents            30,905      25,352
Cash held in trust                              499         873
Securities:
  Available for sale, at
    fair value                               15,047      22,842
  Held to maturity, at amortized cost
    with fair values of:
      $31,827 at September 30, 1999
      $35,939 at December 31,1998            30,745      33,914
Loans, net of allowance for
    loan losses and deferred fees of:
      $2,120 and $223 at September 30, 1999
      $1,902 and $449 at
      December 31, 1998                     209,519     197,434
Premises and equipment, net
    of accumulated depreciation
    and Amortization                          4,943       5,028
Other real estate owned                       1,326         575
FHLB stock                                      899         841
Accrued interest receivable                   1,770       1,770
Other assets                                  8,702       7,733
TOTAL ASSETS                               $304,355    $296,362

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Noninterest-bearing demand deposits      $ 37,167    $ 37,372
  Interest-bearing deposits                 229,204     222,509
Total deposits                              266,371     259,881
Accrued expenses and other
   liabilities                                5,558       6,301
Total liabilities                           271,929     266,182
STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized
  5,000,000 shares; none outstanding              -           -
Common stock, no par value:
  authorized 20,000,000 shares;
  outstanding 3,707,816 at September 30,
  1999 and 3,690,220 at December 31,1998     10,325      10,237
Retained Earnings                            22,169      19,890
Accumulated other comprehensive income,
 net of tax                                     (68)         53

Total stockholders' equity                   32,426      30,180
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $304,355    $296,362

=======================================================================
See notes to condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands except per share amounts)


                          For the three months ended  For the nine months ended
                                   September 30,              September 30,
                                  1999       1998            1999      1998

INTEREST INCOME:
  Loans including fees         $  4,412   $  3,918        $ 12,840  $ 11,625
  Securities
    Taxable                         234        331             800     1,105
    Exempt from federal taxes       473        530           1,481     1,654
  Federal funds sold                274        280             705       768
Total interest income             5,393      5,059          15,826    15,152

INTEREST EXPENSE - DEPOSITS       2,055      2,173           6,056     6,475

NET INTEREST INCOME               3,338      2,886           9,770     8,677

PROVISION FOR LOANS LOSSES          280        800             835     1,160

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSS          3,058      2,086           8,935     7,517

NONINTEREST INCOME:
 Service charges on deposit
   accounts                         558        493           1,581     1,288
 Other fees and charges             371        202             802       635
 Gain (loss) on sale of loans        (1)         1             (88)      106
 Gain on sale of available
   for sale securities                9        269              25       728
 Other                              194         96             546       252
Total noninterest income          1,131      1,061           2,866     3,009

NONINTEREST EXPENSES:
 Salaries and employee benefits   1,213      1,110           3,506     3,335
  Occupancy                         167        147             482       417
  Furniture and equipment expense   163        177             515       487
  Other                             952        759           2,717     2,234
Total noninterest expenses        2,495      2,193           7,220     6,473

INCOME BEFORE PROVISION FOR
INCOME TAXES                      1,694        954           4,581     4,053

PROVISION FOR INCOME TAXES          402        269           1,226     1,135

NET INCOME                     $  1,292    $   685        $  3,355  $  2,918

EARNINGS PER SHARE:
  Basic                        $   0.35    $  0.19        $   0.91  $   0.79
  Diluted                      $   0.35    $  0.18        $   0.90  $   0.78

=======================================================================
See notes to condensed consolidated financial statements (unaudited).


              NORTH VALLEY BANCORP AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                         (in thousands)
                                                   At September 30,
CASH FLOWS FROM OPERATING                         1999         1998
  ACTIVITIES:
Net income                                     $  3,355     $  2,918
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                     489          387
  Accretion/Amortization of discount/premium
    on securities                                   (19)          22
  Provision for loan losses                         835        1,160
  Loss (gain) on sale/write down of other
    real estate owned                               635            5
  Gain on sale of available for sale securities     (25)        (728)
  Loss/(gain) on sale of loans                       88         (106)
  Provision (benefit) for deferred taxes             (8)          18
  Effect of changes in:
     Cash held in trust                             374
     Accrued interest receivable                      -          226
     Other assets                                  (924)      (1,417)
     Accrued interest and other liabilities        (376)         553
Net cash provided by operating activities         4,424        3,038
CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of FHLB stock                              (58)         (39)
Proceeds from sale of other real estate owned     3,190          243
Purchase of available for sale securities       (13,000)     (13,582)
Proceeds from sales of
  available for sale Securities                     100        3,677
Proceeds from maturities of
  available for sale Securities                  20,625       16,999
Proceeds from maturities or
  calls of held to maturity securities            3,160        4,875
Proceeds from sale of loans                      26,993        8,562
Net increase in loans                           (44,577)     (21,331)
Purchases of premises and equipment                (404)        (782)
Net cash used in investing activities            (3,971)      (1,378)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                            6,490        8,861
Cash dividends paid                              (1,478)        (645)
Cash received for stock options exercised            88           30
Net cash provided by financing activities         5,100        8,246
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                     5,553        9,906
CASH AND CASH EQUIVALENTS:
  Beginning of period                            25,352       23,612
  End of period                                $ 30,905     $ 33,518
ADDITIONAL INFORMATION:
Transfer of foreclosed loans from loans
  receivable to other real estate owned        $  4,576     $    376
Cash Payments:
  Income tax payments                          $  1,248     $    775
  Interest payments                            $  6,068     $  6,532
See notes to condensed consolidated
financial statements (unaudited)


              NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1999 and December 31, 1998 and the Nine months ended September 30, 1999 and 1998.

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany items and transactions have been eliminated in consolidation. Certain reclassifi-cations have been made to prior year amounts to conform to the current year presentation.

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

                                       For the nine months ended September 30,
      (In thousands)                               1999           1998

Net income                                     $   3,355      $   2,918
Other comprehensive loss:
  Holding (loss)gain arising
   during period, net of tax                        (104)            46
  Reclassification adustment, net of tax              18           (524)

Total other comprehensive income                     (86)          (478)

Total comprehensive income                     $   3,269      $   2,440

                                      For the three months ended September 30,
                                                   1999           1998

Net income                                     $   1,292      $     685
Other comprehensive loss:
  Holding (loss)gain arising
   during period, net of tax                           0           (144)
  Reclassification adjustment, net of tax              7           (194)
Total other comprehensive income                       7           (338)

Total comprehensive income                     $   1,299      $     347


NOTE C - EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

     There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the nine and three-month periods ended September 30, 1999 and 1998 is reconciled as follows:


(In thousands except
 per share amounts)                    For the nine months ended September 30,
                                                      1999            1998

Calculation of Basic Earnings Per Share

Numerator - net income                             $  3,355        $  2,918
Denominator - weighted average common
  shares outstanding                                  3,701           3,680

Basic Earnings Per Share                          $    0.91        $   0.79


Calculation of Diluted Earnings Per Share

Numerator - net income                            $   3,355        $  2,918
Denominator - weighted average common
  shares outstanding                                  3,701           3,680
  Dilutive effect of outstanding options                 19              39

                                                      3,720           3,719

Diluted Earnings Per Share                        $    0.90        $   0.78


                                      For the three months ended September 30,
                                                      1999            1998
Calculation of Basic Earnings Per Share

Numerator - net income                            $   1,292             685
Denominator - weighted average common
  shares outstanding                                  3,705           3,687

Basic Earnings Per Share                          $    0.35        $   0.19


Calculation of Diluted Earnings Per Share

Numerator - net income                            $   1,292        $    685
Denominator - weighted average common
  shares outstanding                                  3,705           3,687
  Dilutive effect of outstanding options                 20              39
                                                      3,725           3,726

Diluted Earnings Per Share                        $    0.35        $   0.18

NOTE D - SUBSEQUENT EVENT PROPOSED MERGER

     On October 4, 1999, North Valley Bancorp (NVB) and Six Rivers National Bank (SRNB) (headquartered in Eureka, California) announced the signing of a proposed merger agreement and plan of reorganization which, if approved by the stockholders of the two organizations and by the regulatory authorities, will result in the merger of SRNB into NVB, with SRNB to be operated as a wholly owned subsidiary of North Valley Bancorp. The transaction is expected to be completed by the end of the first quarter of the year 2000 or early in the second quarter. The agreement provides for the SRNB stockholders to receive shares of NVB in exchange for SRNB stock based on a formula which is dependent on the average closing price of North Valley Bancorp stock in a tax free exchange to be accounted for as a pooling of interest.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Overview

     North Valley Bancorp (the "Company") is the bank holding company for North Valley Bank (the "Bank"), a state-nonmember bank. The Bank operates out of its main office located at 880 E. Cypress Avenue, Redding, CA 96002, with 12 branches, which include two supermarket branches in Shasta and Trinity Counties in Northern California. The Company operates as one business segment providing banking services to the Company's clients in Northern California. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of the Company's revenues.

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

Earnings Summary
                          For the three months ended  For the nine months ended
                                  September 30,               September 30,
(in thousands except             1999     1998              1999     1998
per share amounts)

Net interest income           $  3,338  $  2,886         $  9,770  $ 8,677
Provision for loan losses         (280)     (800)            (835)  (1,160)
Noninterest income               1,131     1,061            2,866    3,009
Noninterest expense             (2,495)   (2,193)          (7,220)  (6,473)
Provision for income taxes        (402)     (269)          (1,226)  (1,135)
Net income                    $  1,292  $    685         $  3,355  $ 2,918

Earnings Per Share
  Basic                       $   0.35  $   0.19         $   0.91  $  0.79
  Diluted                     $   0.35  $   0.18         $   0.90  $  0.78

Return on Average Assets          1.68%    0.97%            1.50%    1.39%
Return on Average Equity         16.01%    9.09%           14.25%   13.05%

     For the nine-month period ended September 30, 1999, the Company achieved net income of $1,111,000 as compared to $2,918,000 for the same period in 1998. On a per share basis, diluted earnings per share was $.90 for the nine months ended September 30, 1999 compared to $.78 for the same period in 1998.

     For the nine months ended September 30, 1999, the Company continued quarterly dividends totaling $1,111,000 for the year to stockholders of the Company. The Company's return on average total assets and average stockholders' equity were 1.50% and 14.25% for the nine months ended September 30, 1999, compared with 1.39% and 13.05% for the same period in 1998.

     For the nine months ended September 30, 1999, the increase in net interest income was primarily due to the increase in average loans outstanding, coupled with a decrease in rates paid on average interest bearing deposits and offset by a decrease in rates earned on average earning assets. The Company's loan loss provision decreased $325,000. For the nine months ended September 30, 1999, noninterest income was impacted by a reduction in gain on available for sale securities of $703,000 offset by increased service charge and other fee income from the expanded customer base. The increase in noninterest expense in the same period is primarily the result of costs associated with the addition of two super-market branches, the Business Banking Center as well as an expanded Investment Services Department. The Company has made a substantial investment in technology updates that have resulted in the addition of new products and services to provide for future expansion.

     For the three months ended September 30, 1999, net income was $1,292,000 compared to $685,000. The increase of $607,000 was a result of an increase in net interest income, lower provision for loan loss, an increase in service charges and other fees offset by decreases in gains on sale of securities, and an increase in noninterest expenses.

Net Interest Income

     Net interest income is the principal source of the Company's operating earnings. It represents the difference between interest earned on loans and other investments and interest paid on deposits. The amount of interest income and expense is affected by changes in volume and mix of earning assets and interest-bearing deposits, along with changes in interest rates.

     The following table is a summary of the Company's net interest income presented on a fully taxable equivalent (FTE) basis for the periods indicated:

                        For the three months ended   For the nine months ended
                               September 30,                September 30,
(in thousands)                 1999       1998              1999       1998
Interest income             $  5,393    $ 5,059          $ 15,826   $ 15,152
Interest expense              (2,055)    (2,173)           (6,056)    (6,475)
FTE adjustment                   256        306               785        835
Net interest income (FTE)   $  3,594    $ 3,192          $ 10,555   $  9,512

     Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The increase in net interest income (FTE) for the nine month period ended September 30, 1999 resulted primarily from the increase in the volume of loans, which generally carry higher interest rates than other earning assets, offset by a decrease in the rates earned on loans combined with a decrease in rates, paid on interest earning deposits. Average loans increased to $200,656,000 for the nine months ended September 30, 1999, as compared to $171,375,000 over the same period in 1998,
or a 17.1% increase.   Average interest-bearing deposits for the
nine months ended September 30, 1999 totaled $224,632,000; as compared to $211,171,000 for the same period in 1998, or a 6.37% increase.

     The increase in net interest income (FTE) for the three month period ended September 30, 1999 resulted primarily from the increase in the volume of loans, which generally carry higher interest rates than other earning assets, offset by a decrease in the rates earned on loans combined with a decrease in rates, paid on interest earning deposits. Average loans increased to $207,144,000 for the three months ended September 30, 1999, as compared to $176,663,000 over the same period in 1998, or a 17.3%
increase.   Average interest-bearing deposits for the three
months ended September 30, 1999 totaled $228,167,000; as compared to $213,334,000 for the same period in 1998, or a 7% increase.

     The following table is a summary of the Company's net interest margin (FTE) for the periods indicated:


                     For the three months ended   For the nine months ended
                           September 30,                September 30,
                          1999      1998               1999       1998
Yield on earning assets   8.02%     8.32%              8.11%      8.51%
Rate paid on interest-
  bearing deposits        3.57%     4.04%              3.60%      4.10%
  Net interest spread     4.45%     4.28%              4.51%      4.41%
  Net interest margin     5.11%     4.95%              5.16%      5.06%

     The increase for the nine months ended September 30, 1999 in the net interest margin of 5.16% compared to 5.06% for the same period in 1998 was attributed to the increases in loans and deposits, and the increase in the net spread (the difference between rates earned on interest earning assets and rates paid on deposits), affected primarily by a stable to slightly increasing interest rate environment and the change in the mix between loans and investment securities for the period ended September 30,
1999.   The increase for the nine months ended September 30, 1999
in the net interest spread of 4.51% compared to 4.41% for the same period in 1998 was a result of a 40 basis point reduction in rates earned on interest earning assets partially offset by a 50 basis point reduction in interest paid on interest bearing deposits.

     For the three months ended September 30, 1999 the net interest margin was 5.11% compared to 4.95% for the same period in 1998. The increase in the net interest margin was attributed to a 30 basis point decline on rates earned for assets offset by a 47 basis point decline in rates paid on deposits.

Noninterest Income

The following table is a summary of the Company's noninterest income for the periods indicated:

                         For the three months ended   For the nine months ended
Noninterest Income                September 30,              September 30,
  (in thousands)                 1999        1998           1999        1998

Service charges on deposit
  accounts                     $   558    $    493       $  1,581    $  1,288
Other fees and charges             371         202            802         635
Gain (loss) on sale of loans        (1)          1            (88)        106
Gain on sale of available for
  sale securities                    9         269             25         728
Other                              194          96            546         252
Total noninterest income       $ 1,131    $  1,061       $  2,866    $  3,009

     Noninterest income decreased to $2,866,000 for the nine months ended September 30, 1999 as compared to $3,009,000 for the same nine months ended September 30, 1998, a $143,000 decrease. This decrease is primarily the result of a decrease in gain on sale of securities of $703,000 offset by an increase of $293,000 in service charge income, $167,000 increase in other fees and charges and an increase in other income of $294,000.

     Noninterest income increased to $1,131,000 for the three months ended September 30, 1999 as compared to $1,061,000 for the same three months ended September 30, 1998, a $70,000 increase. This increase is primarily the result of a decrease in gain on sale of securities of $260,000 offset by an increase of $65,000 in service charge income, $169,000 increase in other fees and charges and an increase in other income of $98,000.

Noninterest Expense

     The following table is a summary of the Company's noninterest expense for the periods indicated:

                        For the three months ended   For the nine months ended
Noninterest Expense              September 30,                 September 30,
  (in thousands)                  1999    1998                  1999    1998

Salaries & employee benefits    $ 1,213 $ 1,110               $ 3,506  $ 3,335
Occupancy expense                   167     147                   482      417
Furniture & equipment expense       163     177                   515      487
Professional services               123      83                   331      292
Data processing expenses            116      96                   316      311
Printing & supplies                  66      75                   201      210
Postage                              49      44                   156      141
Messenger expense                    48      45                   141      132
ATM expense                          89      71                   261      207
Other                               461     345                 1,311      941
  Total Noninterest expense     $ 2,495 $ 2,193               $ 7,220  $ 6,473


    Noninterest expense totaled $7,220,000 for the nine-month period ended September 30, 1999, compared to $6,473,000 for the same period in 1998. The increase in noninterest expense is related to the expansion of the branch system to include two new grocery store branches and the business banking center, which were open for the entire nine month period in 1999 but for only a portion of the corresponding 1998 period, increased lending expenses such as credit reports and appraisal fees from the growth in the loan portfolio, along with technology updates to compete in today's environment.

    For the three-month period ending September 30, 1999 noninterest expense increased $302,000. The increase in noninterest expense is attributed to the growth of the Bank and the proposed merger transaction.

Income Taxes

     The provision for income taxes for the nine months ended September 30, 1999 was $1,226,000 as compared to $1,135,000 for the same period in 1998. The effective income tax rate for state and federal income taxes was 26.8% for the nine months ended September 30, 1999 compared to 28% for the same period in 1998. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Bank's investment in municipals securities.

Impaired, Nonaccrual, Past Due and Restructured Loans and Other
Real Estate Owned

      At September 30, 1999 the recorded investment in loans for which impairment has been recognized was approximately $1,694,000. Of that balance approximately $1,346,000 has a related valuation allowance of $225,000. The remaining $348,000 did not require a valuation allowance. For the nine month period ended September 30, 1999, the average recorded investment in loans for which impairment has been recognized was approximated $1,784,000. During the portion of the year that the loans were impaired the Company recognized interest income of approximately $43,000 for cash payments received.

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

     A summary of non-performing assets at September 30, 1999, and December 31, 1998, is as follows:

                                    September 30    December 31,
(in thousands)                          1999             1998

Total nonaccrual loans              $   1,328        $    2,307
Troubled debt restructuring                 -                 -
Loans 90 days past due and
  still accruing                          224               364

Total nonperforming loans               1,552             2,671
Other real estate owned                 1,326               575

Total nonperforming assets          $   2,878        $    3,246

Nonaccrual loans to total gross loans    0.63%             1.16%
Nonperforming loans to total
  gross loans                            0.73%             1.34%
Total nonperforming assets to
  total assets                           0.95%             1.10%


Allowance for Loan Losses

     The Company maintains an allowance for loan losses to absorb inherent losses in the loan portfolio. Management attributes general reserves to different types of loans using percentages, which are based upon perceived risk, associated with the portfolio and underlying collateral. The allowance for probable loan losses is a general reserve available against the total loan portfolio and off balance sheet credit exposure. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for probable loan losses. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. At September 30, 1999, based on known information, management believes that the allowance for loan losses was adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and commitments to extend credit as of such date.

     A summary of the allowance for loan loss at September 30, 1999 and December 31, 1998, is as follows:


                                          September 30,   December 31,
(in thousands)                                1999            1998
Balance beginning of year              $      1,902     $    1,702
Provision for loan losses                       835          1,430
Net charge offs                                (617)        (1,230)

Balance end of period                  $      2,120     $    1,902

     The evaluation process is designed to determine the adequacy of the allowance for loan losses. This process attempts to assess the risk of losses inherent in the loan portfolio by segregating the allowance for loan losses into three components:
"Specific," "loss migration," and "general." The specific component is established by allocating a portion of the allowance for loan losses to individual classified credits on the basis of specific circumstances and assessments. The loss migration component is calculated as a function of the historical loss migration experience of the internal loan credit risk rating categories. The general component is an unallocated portion that supplements the first two components and includes: management's judgement of the current economic conditions, borrower's financial condition, loan impairment, evaluation of the performing loan portfolio, continual evaluation of problem loans identified as having a higher degree of risk, off balance sheet risks, net charge off trends, and other factors. Loan activity increased in 1999 attributing to the increase in the allowance for loan loss. The allowance for loan loss was 1.00% of total loans as of September 30, 1999, compared to .95% on December 31, 1998.

     There is uncertainty concerning future economic trends.
Accordingly, it is not possible to predict the effect future economic trends may have on the levels of the allowance for loan losses and the related provision for loan losses in future periods.

Liquidity and Interest Rate Sensitivity

     The fundamental objective of the Company's management is to increase stockholders' value while maintaining adequate liquidity, to manage interest rate risk, and increase the economic value of its assets and liabilities. Liquidity is the ability to provide funds to support asset growth and satisfy cash flow requirements created by fluctuations in deposits and to meet borrowers' credit needs. Effective liquidity management insures that sufficient funds are available to satisfy demands from depositors, borrowers and other commitments on a timely basis. Collection of principal and interest on loans, the liquidations and maturities of investment securities, deposits with other banks, deposit inflow and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds in the amount of $7,500,000 as of September 30, 1999 were available to provide liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") System providing an additional line of credit of $2,083,000 secured by first deeds of trust on eligible 1-4 unit residential loans. The Company had not utilized the line of credit from the FHLB as of September 30, 1999.

     The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $76,697,000 and $82,108,000 (or 25.20% and 27.71% of total assets) at September 30, 1999 and December 31, 1998, respectively. Total liquid assets for September 30, 1999 and December 31, 1998 include investment securities of $30,745,000 and $33,914,000, respectively, classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

     Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $245,067,000 and $241,412,000 at September 30, 1999 and
December 31, 1998, respectively.

     In assessing liquidity, historical information such as seasonal loan demand, local economic cycles and the economy in general are considered along with current ratios, management goals and unique characteristics of the Company. Management believes the Company is in compliance with its policies relating to liquidity.

     Asset and liability management focuses on interest rate risk due to asset and liability cash flows and market interest rate movement.  The primary objective of managing interest rate risk is to ensure that both assets and liabilities react to changes in interest rates to minimize the effects of interest rate movements on net interest income.  An asset and liability management
simulation model is used to quantify the exposure and impact of changing interest rates on earnings.  The model projects changes by analyzing the mix and repricing characteristics of interest rate sensitive assets and liabilities using multipliers (how interest rates change when the Fed Funds rate changes by 1%) and lags (time it takes for rates to change after the Fed Funds rate changes).  The model simulates the effects on net interest income when the Fed Funds rate experiences a 1% increase or decrease
compared to current levels.   The following table shows the
interest sensitive assets and liabilities gap (other than equity securities with a fair value of approximately $113,000), which is the measure of interest sensitive assets over interest-bearing liabilities, for each individual repricing period on a cumulative basis:

September 30, 1999           Within   Three       One to     Greater
(in thousands)               Three    Months to   Five       Than Five
                             Months   One Year    Years      Years        Total
   Earning Assets
Held to maturity securities $  1,631  $  1,514  $ 10,977   $ 16,623    $ 30,745
Available for sale
  securities                   2,008     7,971     4,955                 14,934
Fed funds sold                20,200                                     20,200
Loans-net of deferred loan
  fees                        37,821    11,311   100,711     61,796     211,639
  Total earning assets      $ 61,660  $ 20,796  $116,643   $ 78,419    $277,518

  Interest Bearing Liabilities
Interest bearing demand
  deposits                            $  9,458                         $  9,458
Savings deposits                        99,656                           99,656
Time deposits               $ 32,504    82,156  $  5,430   $     0     $120,090
  Total interest bearing
  Liabilities               $ 32,504  $191,270  $  5,430   $     -     $229,204

Interest rate
  sensitivity gap           $ 29,156 $(170,474) $111,213   $ 78,419
Cumulative interest
  rate sensitivity gap      $ 29,156 $(141,313) $(30,105)  $ 48,314
                                   8)        )

     At September 30, 1999, the gap table indicates the Company as liability sensitive in the twelve month period. The interest rate sensitivity gap is defined as the difference between amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that time period. The year end gap report is based on the contractual interest repricing date. The gap method does not consider the impact of different multipliers (how interest rates change when the Fed Funds rate changes by 1%) and lags (time it takes for rates to change after the Fed Funds rate changes). The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates and future impact of new business strategies. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company. The Company's model analyzes the impact on earnings of future rate changes by including factors for lags and multipliers for key bank rates. Both methods of measuring interest rate sensitivity do not take into account actions taken by management to modify the effect to net interest income if interest rates were to rise or fall.

     Even though the Company had a negative gap in the nine month period ended September 30, 1999, the asset liability simulation model showed the Company was slightly asset sensitive at September 30, 1999. This means that when interest rates increase, yields on earning assets would be expected to increase faster than rates paid for deposits, causing the net interest margin to increase. Due to a slightly increasing interest rate environment in 1999, the Company's asset sensitive posture had a slightly positive impact on net interest margins as predicted by the asset liability simulation model. In a declining rate environment the opposite impact would be expected; i.e., the net interest margin should decline.

Financial Condition as of September 30, 1999 As Compared to December 31, 1998

     Total assets at September 30, 1999, were $304,355,000, compared to December 31, 1998 assets of $296,362,000. Increases in average deposits of 6.37% were used to fund an 8.94% increase in average earning assets for the nine months ended September 30, 1999.

     Investment securities and federal funds sold totaled
$65,992,000 at September 30, 1999, compared to $75,056,000 at
December 31, 1998 as investment securities were used to fund loan demand. The Company is a member of Federal Home Loan Bank of San
Francisco and holds $899,000 in FHLB stock.

     During the first nine months of 1999, net loans increased to $209,519,000 from $197,434,000 at December 31, 1998. Loans are the Company's major component of earning assets. The Bank's average loan to deposit ratio was 76.2%.

     Total deposits increased to $266,371,000 at September 30, 1999 compared to $259,881,000 at December 31, 1998.

     The Company maintains capital to support capital needs future growth and dividend payouts while maintaining the confidence of depositors and investors by increasing shareholder value. The Company has provided the majority of its capital requirements through the retention of earnings. Stockholders' equity increased to $32,426,000 as of September 30, 1999, as compared to $30,180,000 at December 31, 1998.

     The Company and the Bank had levels of capital that exceeded regulatory guidelines. The risk-based capital ratios are listed below.

Company                         September 30,   December 31,
                                     1999          1998         Minimum
Leverage Ratio                      10.52%        10.18%         4.00%
Tier 1 risk-based capital ratio     13.97%        14.14%         4.00%
Total risk-based capital ratio      14.90%        15.05%         8.00%

Bank                                                             To Be Well
                                                                 Capitalized
Leverage Ratio                      10.20%         9.49%         5.00%
Tier 1 risk-based capital ratio     13.55%        13.17%         6.00%
Total risk-based capital ratio      14.47%        14.08%        10.00%
capital ratio

Impact of Inflation

     Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetary items. The relatively low proportion of the Bank's fixed assets (approximately 1.6% September 30, 1999) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

Year 2000 Compliance

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     The Company has a written plan to mitigate the risks associated with the impact of the Year 2000. The plan directs the Company's Year 2000 activities under the framework of the Federal Financial Institutions Examination Council (FFIEC) Five-Step Program. The FFIEC's Five-Step Program includes the following phases: Awareness, Assessment, Renovation, Validation and Implementation. The Awareness Phase, 100% complete, defines the Year 2000 problem and gains executive level support for the necessary resources to prepare the Company for Year 2000 compliance. The Assessment Phase, 100% complete, assesses the size and complexity of the problem and details the magnitude of the effort necessary to address the Year 2000 issues. Although the Awareness and Assessment Phases are complete, the Company will continue to evaluate any new issues as they arise. The Renovation Phase, 95% complete, includes the incremental changes to hardware and software components. The Validation Phase includes the testing of hardware and software components and was substantially complete as of September 30, 1999. The Implementation Phase certifies that systems are Year 2000 compliant and will be accepted by the end users. The Implementation Phase is substantially complete as of September 30, 1999. The Company has completed the development of test and validation methodologies for its Information Technology (IT) systems. Testing of applications was substantially complete as of September 30, 1999. In some cases, the Company will rely on the service providers and software vendors to facilitate proxy testing with a selected group of users. The Company will review the test plans and validate the results of the proxy testing to ensure the Year 2000 compliance of those systems. The Company's business also utilizes non-IT products and services, some of which have embedded technology, which might not be Year 2000 ready. Some non-IT products and services involve infrastructure issues such as power, communication and water, as well as elevators, ventilation and air conditioning equipment. The Company classifies power and communications as non-IT products and services and considers them to be of significant importance, giving them high priority. Based on responses from vendors and software providers, the Company does not anticipate incurring any material expenses due to unpreparedness. The Company has identified material third party relationships to minimize the potential loss from unpreparedness of these parties. The Company continues to work closely with Jack Henry & Associates, its data services and items processing provider, regarding Year 2000 compliance. The testing and validation of this system was substantially complete as of September 30, 1999.

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

     The total cost to the Company of these Year 2000 Compliance activities was approximately $28,100 for 1998 and the Company has budgeted approximately $100,000 for 1999 and incurred costs of $81,000 as of September 30, 1999. Costs associated with the modifications necessary are being expensed by the Company during the period in which they are incurred. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that the estimates of costs for 1999 will be accurate since actual results could differ from those plans. The costs incurred in 1998 did not have a material effect on the Company's net income for 1998 and the Company does not expect the costs incurred for the same period in 1999 to have a material effect on net income. It is anticipated that any disruption of services would be partial and brief, and that there will not be a material impact on revenues or earnings.

     The Company and the Bank have developed contingency plans to address the possibility that efforts to mitigate Year 2000 risk are not successful either in whole or in part. These plans will include remedial efforts up to and including complete manual processing of information for critical IT systems in the event there is a failure after December 31, 1999. The Company's contingency plan was substantially complete on September 30, 1999, and implementation training and testing is being implemented to take place in the next quarter.

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


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     In Management's opinion there has not been a material change in the Company's market risk profile for the nine months ended
September 30, 1999 compared to December 31, 1998.

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

     (a)  Exhibits  - none.

     (b)  Reports on Form 8-K -  None

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
(Registrant)

Date  November 12, 1999

By:

/s/ Sharon Benson
Sharon Benson
Senior Vice President & Chief Financial Officer