Form 10-Q/A
period 1999-09-30
NORTH VALLEY BANCORP
filed 1999-11-24
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                     FORM 10-Q/A, NO. 1


(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Period Ended September 30, 1999.

[ ]  Transition Report Pursuant to Section 13 or 15(d)
     of the Securities Exchange Act of 1934 for the
     Transition Period From              to

Commission file number 0-10652


                         NORTH VALLEY BANCORP
          (Exact name of registrant as specified in its charter)

                 California                     94-2751350
          State or other jurisdiction     (IRS Employer ID Number)
       of incorporation or organization)

880 E. Cypress Avenue, Redding, CA                96002
(Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code     (530) 221-8400

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



     North Valley Bancorp (the Company) hereby amends Item 2 of its Quarterly Report on Form 10-Q for the quarter ended
September 30, 1999, as follows:

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

     For the nine-month period ended September 30, 1999, the Company achieved net income of $3,355,000 as compared to $2,918,000 for the same period in 1998. On a per share basis, diluted earnings per share was $.90 for the nine months ended September 30, 1999 compared to $.78 for the same period in 1998.

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


SIGNATURE

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Company has duly caused this Amendment No.
1 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    November 23, 1999             NORTH VALLEY BANCORP

                                    By:  /s/ Sharon Benson
                                          Senior Vice President &
                                          Chief Financial Officer