Form 10-K
period 1999-12-31
NORTH VALLEY BANCORP
filed 2000-03-31
CIK 353191

FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                         .
                               --------------------    -------------------------

Commission file number  0-10652
                        -------

                              NORTH VALLEY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             California                                94-2751350
--------------------------------------------------------------------------------
    (State or other jurisdiction                      (IRS Employer
   of incorporation or organization)               Identification No.)

                    880 E. Cypress Avenue, Redding, CA.    96002
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code    (530) 221-8400
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                            No par value common stock
                            -------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, was $37,152,180 as of March 1, 2000.

The number of shares outstanding of common stock as of March 1, 2000, were 3,715,218.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

TABLE OF CONTENTS                                                                  PAGE

Part I
Item 1   Description of Business                                                    2

Item 2   Description of Properties                                                  21

Item 3   Legal Proceedings                                                          21

Item 4   Submission of Matters to a Vote of Security Holders                        22

Part II

Item 5   Market for Registrant's Common Equity and Related Stockholders Matters     22

Item 6   Selected Financial Data                                                    23

Item 7   Management's Discussion and Analysis of Financial Condition and Results    24
           of Operations

Item 7A  Quantitative and Qualitative Disclosures About Market Risk                 31

Item 8   Financial Statements and Supplementary Data                                33

Item 9   Changes In and Disagreements With Accountants on Accounting                33
           And Financial Disclosure

Part III

Item 10  Directors and Executive Officers of the Registrant;                        33
           Compliance with Section 16(a) of the Exchange Act

Item 11  Executive Compensation                                                     34

Item 12  Security Ownership of Certain Beneficial Owners and Management             34

Item 13  Certain Relationships and Related Transactions                             34

Part IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K            34

         Financial Statements                                                       35

         Signatures                                                                 61

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Certain statements in this Annual Report on Form 10-K (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Shasta County; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. See also "Certain Additional Business Risks" on pages 19 through 20 herein, and other risk factors discussed elsewhere in this Report.

GENERAL

         North Valley Bancorp (the "Company") is a bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Board of Governors"). The Company was incorporated in 1980 in the State of California, and wholly owns its principal subsidiaries, North Valley Bank (the "Bank"), North Valley Trading Company (the "Trading Company"), which is inactive, and Bank Processing, Inc., a California corporation. The sole subsidiary of the Bank, which is inactive, is North Valley Basic Securities (the "Securities Company"). As used herein, the terms "North Valley Bancorp" or the "Company" includes the subsidiaries of the Company and the term "Bank" includes the subsidiary of the Bank, unless the context requires otherwise.

         At December 31, 1999, the Company had approximately 186 employees (which includes 162 full-time equivalent employees); the Company had total consolidated assets of $312,810,000; before consolidation the Bank had total assets of $312,466,000 and total deposits of $275,832,000; assets of the Trading Company were $2,000; assets of Bank Processing, Inc., were $266,000; and assets of the Securities Company were $1,000.

         The Bank was organized in September 1972, under the laws of the State of California, and commenced operations in February 1973. The Bank is principally supervised and regulated by the California Commissioner of Financial Institutions (the "Commissioner") and conducts a commercial and retail banking business, which includes accepting demand, savings, money market rate deposit accounts, and time deposits, and making commercial, real estate and consumer loans. It also offers installment note collections, issues cashier's checks and money orders, sells travelers' checks and provides safe deposit boxes and other customary banking services. As a federally insured bank, the Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and deposits are insured by the FDIC up to the legal limits thereupon. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

         The Bank operates twelve banking offices in Shasta and Trinity Counties, for which it has received all of the requisite regulatory approvals. The headquarters office in Redding opened in February 1973. In October 1973, the Bank opened its Weaverville Office; in October 1974, its Hayfork Office; in January 1978, its Anderson Office; and in September 1979, its Enterprise Office (East Redding). On December 20, 1982, the Bank acquired the assets of two branches of the Bank of California: one located in Shasta Lake and the other in Redding, California. On June 1, 1985, the Bank opened its Westwood Village Office in south Redding. On November 27, 1995, the Bank opened a new branch located in Palo Cedro, California. During the year ended December 31, 1995, the Bank purchased, in the ordinary course of business, the Hayfork branch for $134,000 that the Bank had previously leased from a former Board member. In 1997, the Bank finished construction on its new site located in Shasta Lake, California. The branch relocated from its leased facility to its new building on

October 14, 1997. The Bank opened two super-market branches in 1998 located in Cottonwood, California, on January 20, 1998, and Redding, California, on September 8, 1998. On May 11, 1998, the Bank opened a Business Banking Center in Redding, California, to provide banking services to business and professional clients.

         The Trading Company, incorporated under the laws of the State of California in 1984, formed a joint venture to explore trading opportunities in the Pacific Basin. The joint venture terminated in July 1986, and the Trading Company is now inactive. The Securities Company, formed to hold premises pursuant to Section 752 of the California Financial Code, is inactive. North Valley Consulting Services established as a consulting service for depository institutions. In December 1988, North Valley Consulting Services changed its name to Bank Processing, Inc. Bank Processing, Inc., was established as a bank processing service to provide data processing services to other depository institutions, pursuant to Section 225.25(b)(7) of Federal Reserve Regulation Y and Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended ("BHCA").

         Bank Processing, Inc., is utilizing "excess capacity" on their system to process other depository institutions' data, and is currently processing daily applications for the Bank and one other bank where entries are captured and files updated by the "Liberty Banking Package, "which include: Demand
Deposits  (DDA),  Savings  Deposits  (SAV),  Central  Information  Files  (CIF),
Mortgage Loans (MLA), Installment Loans (ILA), Commercial Loans (CLA), Individual Retirement Accounts (IRA), and Financial Information Statement, i.e., General Ledger (FIS). The data processing activities do not involve providing hardware or software.

         At December 31, 1999 Bank Processing, Inc., had cash of approximately $129,000.

         Since August 18, 1995, the Bank has maintained an agreement with Linsco Private Ledger ("LPL") which furnishes brokerage services and standardized investment advice to Bank customers at an LPL office located at 1327 South Street, Redding, California in the upstairs portion of North Valley Bank. All investments recommended to Bank customers appear on an approved list or are specially approved by LPL's central office. The Bank shares in the fees and commissions paid to LPL on a pre-determined schedule.

         The Company does not hold deposits of any one customer or group of customers where the loss of such deposits would have an effect on the Company. The Company's business is not seasonal.

         The Company has entered into an Agreement and Plan of Reorganization and Merger, dated as of October 3, 1999, as amended on January 28, 2000, with Six Rivers National Bank pursuant to which Six Rivers National Bank would become a wholly owned subsidiary of the Company. On March 28, 2000, the shareholders of the Company approved the transactions contemplated by said Agreement. Consummation of such transactions remains subject to approval by the shareholders of Six Rivers National Bank and receipt of all necessary regulatory approvals.

SELECTED STATISTICAL DATA

         The following tables present certain consolidated statistical information concerning the business of the Company. This information should be read in conjunction with the Consolidated Financial Statements and the notes thereto and Management's Discussion and Analysis or Plan of Operation and other information contained elsewhere herein. Averages based on daily averages.

         Tax-equivalent adjustments (using a 33% tax rate for 1999, 31% for 1998, and 30% for 1997) have been made in calculating yields on tax-exempt securities.

AVERAGE BALANCES AND TAX-EQUIVALENT NET INTEREST MARGIN

         The following table sets forth the Company's consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders' equity for each of the past three years.

                               -----------------------------------------------------------------------------------------------------
                                             1999                                 1998                           1997
                               -----------------------------------------------------------------------------------------------------
                                                           AVERAGE                           AVERAGE                         AVERAGE
                                 AVERAGE     INCOME(1)/    RATES     AVERAGE     INCOME(1)/  RATES     AVERAGE    INCOME (1)/RATES
                                 BALANCE      EXPENSE      EARNED    BALANCE      EXPENSE    EARNED     BALANCE   EXPENSE    EARNED
ASSETS
Federal funds sold                  $21,535      $1,040    4.83%    $19,318       $1,019    5.27%      $20,016     $1,079     5.39%
Available for sale (AFS)
securities:
  Securities of US government
    agencies and corporations        18,232        982     5.39%     20,708        1,206    5.82%       11,889        714     6.01%
  Obligations of states and
    political subdivision               293         26     8.87%      1,036           90    8.69%        2,867        208     7.25%
  Other investments                     174          0     0.00%      1,215           29    2.39%          866         33     3.81%
                                     ------    -------    ------     ------        -----    -----       ------        ---     -----
    Total AFS securities             18,699      1,008     5.39%     22,959        1,325    5.77%       15,622        955     6.11%
Held to maturity (HTM) securities:
  Securities of US government
    agencies and corporations             0          0     0.00%        930           54    5.81%        3,342        215     6.43%
  Obligations of states and
     political subdivision           31,840      2,839     8.92%     35,265        3,052    8.65%       36,541      3,181     8.71%
                                    -------    -------   -------    -------       ------   ------      -------    -------    ------
      Total HTM securities           31,840      2,839     8.92%     36,195        3,106    8.58%       39,883      3,396     8.51%
FHLB                                    883         54     6.12%        819           56    6.84%          765         47     6.14%
Cash held in trust                      463         30     6.48%      1,348           72    5.34%          597         33     5.53%
Total loans and leases (2)(3)       204,300     17,613     8.62%    175,556       15,860    9.03%      167,496     15,238     9.10%
                                   --------    -------     -----   --------      -------    -----     --------    -------     -----
Total interest earning assets/
  interest income                   277,720    $22,584     8.13%    256,195      $21,438    8.37%      244,379    $20,748     8.49%

Nonearning assets                    27,745                          25,333                             23,958
Less:  Allowance for loan
  losses                             (1,991)                         (1,859)                            (1,462)
                                   --------                        --------                           --------

  TOTAL ASSETS                     $303,474                        $279,669                           $266,875
                                  =========                       =========                          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities
Deposits
  Transaction                       $52,935       $995     1.88%    $46,891       $1,044    2.23%      $43,138     $1,003     2.33%
  Savings & Money Market             54,844      1,504     2.74%     48,984        1,453    2.97%       46,547      1,418     3.05%
  Time                              119,945      5,735     4.78%    117,609        6,086    5.17%      116,440      6,223     5.34%
                                   --------   --------    ------   --------       ------    -----     --------    -------     -----
    Total interest bearing
      deposits/interest
      expense                       227,724      8,234     3.62%    213,484        8,583    4.02%      206,125      8,644     4.19%
                                              --------    ------                  ------   ------                  ------    ------
Non interest-bearing deposits        37,861                          33,048                             31,179
Other noninterest-bearing
  Liabilities                         6,027                           3,380                              3,409
                                   --------                        --------                           --------
  Total liabilities                 271,612                         249,912                            240,713
Stockholders' equity                 31,862                          29,757                             26,162
                                   --------                        --------                           --------
  TOTAL LIABILITIES
    AND STOCKHOLDERS' EQUITY       $303,474                        $279,669                           $266,875
                                   ========                        ========                           ========
  NET SPREAD                                               4.51%                            4.35%                             4.30%
                                                           =====                            =====                             =====
  NET INTEREST INCOME AND MARGIN               $14,350     5.17%                 $12,855    5.02%                 $12,104     4.95%
                                               =======     =====                 =======    =====                 =======     =====

(1)      Tax-equivalent basis
(2) Loans on nonaccrual status have been included in the computations of average balances.
(3)      Includes  loan fees of $399,000,  $302,000 and $259,000 for 1999,  1998 and 1997, respectively.
(4) Net interest margin is determined by dividing net interest income by total average interest earning assets.

RATE VOLUME ANALYSIS OF CHANGES IN NET INTERST INCOME

         The following table summarizes changes in net interest income resulting from changes in average asset and liability balances (volume) and changes in average interest rates.

                                        1999 VERSUS 1998                 1998 VERSUS 1997                1997 VERSUS 1996

                                                        TOTAL                            TOTAL                           TOTAL
                                 AVERAGE    AVERAGE   INCREASE    AVERAGE    AVERAGE   INCREASE    AVERAGE    AVERAGE   INCREASE
                                  VOLUME     RATE    (DECREASE)   VOLUME      RATE    (DECREASE)   VOLUME      RATE    (DECREASE)
                                 -------    -------  ---------    -------    -------  ---------    -------    -------  ----------
INTEREST INCOME
Interest on Federal funds sold   $   107    $   (86)   $    21    $   (37)   $   (23)   $   (60)   $    71    $    18    $    89
Interest on AFS securities:
  Securities of US government
    agencies and corporations       (133)       (91)      (224)       512        (20)       492        382         (9)       373
  Obligations of states and
    political subdivision            (66)         2        (64)      (158)        40       (118)      (149)       (26)      (175)
  Other investments                    0        (29)       (29)         8        (12)        (4)        11         (5)         6
                                 -------    -------    -------    -------    -------    -------    -------    -------    -------
    Total interest AFS
      securities                    (199)      (118)      (317)       362          8        370        244        (40)       204
Interest on HTM securities:
  Securities of US government
    agencies and corporations          0        (54)       (54)      (140)       (21)      (161)       (47)       (19)       (66)
  Obligations of states and
    political subdivision           (310)        97       (213)      (110)       (19)      (129)       140        (53)        87
                                 -------    -------    -------    -------    -------    -------    -------    -------    -------
      Total interest HTM
        securities                  (310)        43       (267)      (250)       (40)      (290)        93        (72)        21

Dividends on FHLB                     11        (13)        (2)         4          5          9          3          4          7
Interest on trust                    (57)        15        (42)        40         (1)        39         33          0         33
Interest on trading account
  securities                           0          0          0          0          0          0          0        (58)       (58)

Interest on total loans            2,475       (722)     1,753        728       (106)       622        896       (175)       721
                                 -------    -------    -------    -------    -------    -------    -------    -------    -------

  Total interest income            2,027       (881)     1,146        847       (157)       690      1,340       (323)     1,017
                                 -------    -------    -------    -------    -------    -------    -------    -------    -------

INTEREST EXPENSE

Interest bearing liabilities
Deposits
  Transaction                        114       (163)       (49)        84        (43)        41         72          0         72
  Savings & Money Market             162       (101)        61         72        (37)        35         66         27         93
  TIME                               112       (463)      (351)        60       (197)      (137)       347         55        402
                                 -------    -------    -------    -------    -------    -------    -------    -------    -------

    Total interest expense           388       (727)      (339)       216       (277)       (61)       485         82        567
                                 -------    -------    -------    -------    -------    -------    -------    -------    -------

Change in net interest income    $ 1,639    $  (154)   $ 1,485    $   631    $   120    $   751    $   855    $  (405)   $   450
                                 =======    =======    =======    =======    =======    =======    =======    =======    =======

(1) The change in interest due to both rate and volume has been allocated to volume.

INVESTMENT SECURITIES:

         The Company's policy regarding investments is as follows:

         TRADING SECURITIES are carried at fair value. Changes in fair value are included in other operating income. The Company did not have any securities classified as trading at December 31, 1999, 1998, and 1997.

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

         HELD  TO  MATURITY   SECURITIES   is  carried  at  cost   adjusted  for
amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. The Company's policy of carrying such investment securities at amortized cost is based upon its ability and management's intent to hold such securities to maturity.

        At December 31, the amortized cost of securities and their approximate fair value were as follows (in thousands):

                                                         GROSS       GROSS     CARRYING
                                            AMORTIZED UNREALIZED   UNREALIZED   AMOUNT
AVAILABLE FOR SALE SECURITIES:                COST       GAINS       LOSSES   (FAIR VALUE)
DECEMBER 31, 1999
  Securities of U.S. government
    agencies and corporations                $ 18,697               $   (172)   $ 18,525
  Mortgage backed securities                    6,988                    (64)      6,924
  Other securities                                139   $      6         (25)        120
                                             --------   --------    --------    --------

                                             $ 25,824   $      6    $   (261)   $ 25,569
                                             ========   ========    ========    ========
DECEMBER 31, 1998
  Securities of U.S. government
    agencies and corporations                $ 21,976   $     62    $    (13)   $ 22,025
  Obligation of states and political
    subdivisions                                  625          5                     630
  Other securities                                215          5         (33)        187
                                             --------   --------    --------    --------

                                             $ 22,816   $     72    $    (46)   $ 22,842
                                             ========   ========    ========    ========


                                            CARRYING
                                             AMOUNT      GROSS       GROSS
                                           (AMORTIZED  UNREALIZED  UNREALIZED
HELD TO MATURITY SECURITIES:                  COST)      GAINS       LOSSES    FAIR VALUE

DECEMBER 31, 1999
  Obligation of states and political
    subdivisions                             $ 28,146   $    843    $    (14)   $ 28,975
                                             ========   ========    ========    ========

DECEMBER 31, 1998
  Obligation of states and political
    subdivisions                             $ 33,914   $  2,025                $ 35,939
                                             ========   ========    ========    ========

         Gross realized gains on sales or calls of securities categorized as available for sale securities were $979,000 and $250,000 in 1998 and 1997, respectively. There were no gross realized gains on sale of available for sale securities in 1999. There were no gross realized losses on sale of available for sale securities in 1999, 1998 or 1997.

         Gross realized gains on calls of securities categorized as held to maturity securities were $33,000 in 1999. There were no gross realized gains on calls of held to maturity securities in 1998 and 1997. There were no gross realized losses on calls of held to maturity securities in 1999, 1998 or 1997.

         The policy of the Company requires that management determine the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as investments held to maturity, and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other related factors.

         Scheduled maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost of approximately $139,000 and a fair value of approximately $120,000) at December 31, 1999, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay with or without penalty.

         The following table sets forth the maturities of investment securities at December 31, 1999, based on their amortized cost, and the weighted average yields of such securities. Tax-equivalent adjustments have been made in calculating yields on obligations of state and political subdivisions.

Maturity Distribution and Yields of Investment Securities:

                                                     Held to Maturity       Available for Sale
                                                   -----------------------  ------------------
                                                   Weighted                     Weighted
                                                    Average      Amortized       Average         Amortized
                                                    Yield (1)      Cost         Yield (1)          Cost
                                                      1999         1999           1999             1999
                                                   ----------    ---------      ---------        ---------
December 31
Securities of U.S. government agencies and
corporations
  Due within one year                                                             5.05%            8,000
  Due after one year but within five years                                        5.72%           10,697
  Due after five years but within ten years                                       7.12%            3,985
  Due after ten years                                                             7.56%            3,003
                                                                                ------------------------
      Total                                                                       5.94%           25,685

Obligations of states and political
subdivisions
  Due within one year                                 9.44%      $  2,457
  Due after one year but within five years            9.00%         9,810

  Due after five years but within ten years           8.84%         9,188

  Due after ten years                                 8.71%         6,691
                                                   ----------------------
    Total                                             8.92%        28,146
                                                   ----------    --------
Total                                                 8.92%      $ 28,146         5.94%          $25,685
                                                   ==========    ========       =======          =======

(1) Tax-equivalent basis at fiscal year end.


LOAN AND LEASE PORTFOLIO

         The Company originates loans for business, consumer and real estate activities and leases for equipment purchases. Such loans and leases are concentrated in Shasta and Trinity Counties and neighboring communities. Substantially all loans are collateralized. Generally, real estate loans are secured by real property. Commercial and other loans are secured by bank deposits or business or personal assets and leases are generally secured by equipment. The Company's policy for requiring collateral is through analysis of the borrower, the borrower's industry and the economic environment in which the loan would be granted. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrower.

         Major classifications of loans and leases at December 31 are summarized as follows (in thousands):

                                              1999       1998       1997       1996        1995
                                            --------   --------   --------   --------   --------
Commercial, financial and agricultural      $ 89,954   $ 66,517   $ 58,577   $ 58,153   $ 51,105
Real estate - construction                     2,675      4,177      1,688      1,135      2,838
Real estate - mortgage                        32,718     52,909     45,590     46,673     41,967
Installment                                   71,676     56,686     44,510     43,863     39,034
Direct financing leases                        5,395      5,585      6,089      5,791      1,939
Other                                         15,433     13,904     13,390     13,283     12,888
                                            --------   --------   --------   --------   --------
    Total loans and leases receivable        217,851    199,778    169,844    168,898    149,771
Less:
Allowance for loan and lease losses            2,260      1,902      1,702      1,254      1,325
Deferred loan fees                               194        442        635        661        638
                                            --------   --------   --------   --------   --------
    Net loans and leases                    $215,397   $197,434   $167,507   $166,983   $147,808
                                            ========   ========   ========   ========   ========

         At December 31, 1999 and 1998, the Bank serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $106,862,000 and $78,568,000, respectively.

         The Bank was contingently liable under letters of credit issued on behalf of its customers for $2,366,000 and $485,000 at December 31, 1999 and 1998, respectively. At December 31, 1999, commercial and consumer lines of credit, and real estate loans of approximately $24,014,000 and $3,381,000 respectively, were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk more than the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Bank's involvement in these instruments and do not necessarily represent the actual amount subject to credit loss.

MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY OF LOANS

         The following table shows the maturity of certain loan categories. Excluded categories are residential mortgages of 1-4 family residences, installment loans and lease financing outstanding as of December 31, 1999. Also provided with respect to such loans are the amounts due after one year, classified according to the sensitivity to changes in interest rates:

                                        Within           After One         After
                                       One Year     Through Five Years   Five Years           Total
Commercial, financial and
   agricultural                         $ 9,710           $14,918          $65,326           $89,954
Real Estate - construction                2,675                                                2,675
                                       -------------------------------------------------------------
  Total                                 $12,385           $14,918          $65,326           $92,629
                                       =============================================================

Loans maturing after one year with:
   Fixed interest rates                                   $ 7,876          $24,262           $32,138
   Variable interest rates                                  7,042           41,064            48,106
                                                          -------          -------           -------
      Total                                               $14,918          $65,326           $80,244
                                                          =======          =======           =======

IMPAIRED, NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS AND LEASES

         At December 31, 1999 and 1998, the recorded investment in loans for which impairment has been recognized was approximately $374,000 and $2,871,000, respectively. Of the 1999 balance, approximately $120,000 has a related valuation allowance of $43,000. The remaining $254,000 did not require a valuation allowance. Of the 1998 balance, approximately $2,269,000 has a related valuation allowance of $226,900. The remaining $602,000 did not require a valuation allowance. For the years ended December 31 1999, 1998 and 1997, the average recorded investment in loans and leases for which impairment has been recognized was approximately $1,411,000, $3,201,000 and $3,455,000, respectively. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $193,000, $232,000 and $153,000 for cash payments received in 1999, 1998 and 1997, respectively.

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

         Nonperforming loans and leases at December 31 are summarized as follows (in thousands):

                                                             1999     1998     1997     1996     1995
                                                            ------   ------   ------   ------   ------
Nonaccrual loans and leases                                 $  346   $2,307   $  536   $1,190   $  282
Loans 90 days past due but still accruing interest             223      364      244       14       15
Restructured loans
Other real estate owned                                         80      575      212       69       87
                                                            ------   ------   ------   ------   ------
  Total nonaccrual and 90 days past due loans & leases      $  649   $3,246   $  992   $1,273   $  384
                                                            ======   ======   ======   ======   ======

         If interest on nonaccrual loans and leases had been accrued, such income would have approximated $28,000 in 1999, $132,000 in 1998, and $32,000 in 1997. Interest income of $14,000 in 1999, $33,000 in 1998, and $28,000 in 1997
was recorded when it was received on the nonaccrual loans and leases.

         Based on its review of impaired, past due and nonaccrual loans and other information known to management at the date of this Report, in addition to the nonperforming loans included in the above table, management has not identified loans and leases about which it has serious doubts regarding the borrowers' ability to comply with present loan repayment terms, such that said loans might subsequently be classified as nonperforming.

         At December 31, 1999, there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

SUMMARY OF LOAN LOSS EXPERIENCE:

         The following table summarizes the Company's loan and lease loss experience for the years ended December 31:

                                                          1999        1998        1997        1996        1995
                                                        --------    --------    --------    --------    --------
DECEMBER 31 (DOLLARS IN THOUSANDS)
Average loans and leases outstanding                    $204,300    $175,556    $167,496    $157,644    $137,613
Allowance for loan and lease losses
  at beginning of period                                   1,902       1,702       1,254       1,325       1,144
Loans and leases charged off:
  Commercial, financial and agricultural                     397         952           8         538         139
  Real Estate - construction                                                                       2
  Real Estate - mortgage                                     105          35         128         139          27
  Installment                                                641         340         193         118         106
  Other                                                       67          33          33          16           9
                                                        --------    --------    --------    --------    --------
Total loans and leases charged off                         1,210       1,360         362         813         281
Recoveries of loans and leases
  previously charged off:
  Commercial, financial and agricultural                      99          10          15           7          52
  Real Estate - construction
  Real Estate - mortgage                                      30          12           4                       9
  Installment                                                390         104          20          14          23
  Other                                                        7           4           1           1           3
                                                        --------    --------    --------    --------    --------
Total recoveries of loans and leases
  Previously charged off                                     526         130          40          22          87
                                                        --------    --------    --------    --------    --------
Net loans and leases charged off                             684       1,230         322         791         194
  Provisions for loan and lease losses                     1,042       1,430         770         720         375
                                                        --------    --------    --------    --------    --------
Balance of allowance for loan and lease
  losses at end of period                               $  2,260    $  1,902    $  1,702    $  1,254    $  1,325
                                                        ========    ========    ========    ========    ========

Ratio of net charge-offs to average loans
  and leases outstanding                                    0.33%       0.70%       0.19%       0.50%       0.14%
Allowance for loan and lease losses to
  total loans and leases                                    1.04%       0.95%       1.00%       0.74%       0.88%

         The Bank maintains an allowance for loan and lease losses (the "Allowance") to provide for probable loan and lease losses in the loan and lease portfolio. Additions to the Allowance are made by charges to operating expense in the form of a provision for loan and lease losses. Loans and leases are charged against the Allowance when management believes that the collectibility of the principal is unlikely, while any recoveries are credited to the Allowance.

         The Company evaluates the adequacy of its Allowance by specific categories of loans and leases rather than on an overall basis. In determining the adequacy of the Allowance, management considers such factors as the Bank's lending policies, historical loan and lease loss experience, non-performing loans and leases and problem credits, evaluations made by bank regulatory authorities, assessment of economic conditions, and other appropriate data in its attempt to identify the risks in the loan portfolio. While these factors are essentially judgmental, the management of the Company believes that the Allowance at December 31, 1999 was adequate against foreseeable losses in its loan and lease portfolio at that time. The risk of nonpayment of loans and leases is inherent in commercial banking, and, while management has procedures in place to identify loans and leases with more than a normal risk of default, it is not always possible to identify all such potential problem credits. To some extent, the degree of perceived risk is taken into account in establishing the structure of, and interest rates and security for, specific loans and leases and various types of loans and leases. The Bank also attempts to minimize its credit risk exposure by use of thorough loan application, approval and review procedures.

         The following table shows the allocation of the Company's Allowance and the percent of allowance in each category to the total allowance at the dates indicated (dollars in thousands).

December 31                     1999                   1998                 1997                  1996                 1995
                        --------------------   --------------------  --------------------  -------------------- --------------------
                        ALLOWANCE      %       ALLOWANCE      %      ALLOWANCE      %      ALLOWANCE      %     ALLOWANCE      %
                           FOR         OF         FOR         OF        FOR        OF         FOR         OF       FOR         OF
                         LOSSES    ALLOWANCE    LOSSES    ALLOWANCE   LOSSES    ALLOWANCE   LOSSES    ALLOWANCE   LOSSES   ALLOWANCE
                        ---------  ---------   ---------  ---------  ---------  ---------  ---------  --------- ---------  ---------
Loan Categories:
Commercial, financial
  Agricultural          $ 1,076      48.0%     $   769       40.0%   $   993      58.0%     $   765      61.0%   $   875     66.0%
Real Estate-construction     57       2.0%          10        1.0%
Real Estate-mortgage         51       2.0%         481       25.0%        89       5.0%         117       9.0%       106      8.0%
Installment                 331      15.0%         355       19.0%       400      24.0%         372      30.0%       344     26.0%
Other                        22       1.0%          69        4.0%
Unallocated                 723      32.0%         218       11.0%       220      13.0%
                        ----------------------------------------------------------------------------------------------------------
  Total                 $ 2,260     100.0%     $ 1,902      100.0%   $ 1,702     100.0%     $ 1,254     100.0%   $ 1,325    100.0%
                        ==========================================================================================================

         The Allowance totaled $2,260,000, or 1.04% of total loans outstanding at December 31, 1999. Based on management's evaluation of the current loan portfolio and economic trends during 1999, the Bank made a provision to its Allowance of $1,042,000 which was due primarily to the increase in loan volume and loans charged off during 1999. Management's continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future funding levels.

CERTIFICATES OF DEPOSIT

         Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1999 are summarized as follows (dollars in thousands):

Remaining maturities:

Three months or less                                            $ 8,633
Over three through six months                                     8,977
Over six through twelve months                                    5,842
Over twelve months                                                  301
                                                                -------

Total                                                           $23,753
                                                                =======

         As of December 31, 1999, the Company did not have any brokered deposits. In general, it is the Company's policy not to accept brokered deposits.

RETURN ON EQUITY AND ASSETS:

         The  following  table  sets  forth-certain  financial  ratios  for  the
Company:

DECEMBER 31                                         1999      1998        1997
-----------                                        -----      -----       -----

Return on average equity (net income
  divided by average equity)                       14.21%     13.73%      19.67%

Return on average assets (net income
  divided by average total assets)                  1.49%      1.46%       1.93%

Equity to assets ratio (average equity
 divided by average total assets)                  10.50%     10.64%       9.80%

Dividend payout ratio (dividends
  paid or declared divided by net income)          32.73%     33.86%      24.96%

SHORT TERM BORROWINGS

         At December 31, 1999, 1998, and 1997, the Bank did not have any short term borrowings outstanding.

SUPERVISION AND REGULATION

         The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Banks' common stock, however, is exempt from such requirements. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports with the Securities and Exchange Commission.

         The Bank is licensed by the California Commissioner of Financial Institutions (the "Commissioner"), its deposits are insured by the FDIC, and it has chosen not to become a member of the Federal Reserve System. Consequently, the Bank is subject to the supervision of, and is regularly examined by, the Commissioner and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, allowance for loan and lease losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. The Company and the Bank are required to file reports with the Commissioner, the FDIC and the Board of Governors and provide such additional information as the Commissioner, FDIC and the Board of Governors may require.

         The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with, and subject to the supervision of, the Board of Governors. The Company is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits the Company from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.

         The Company, and any subsidiaries, which it may acquire or organize, are deemed to be "affiliates" of the Bank within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by the Bank to affiliates, and (b) on investments by the Bank in affiliates' stock as collateral for loans to any borrower. The Company and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

         In addition, regulations of the Board of Governors promulgated under the Federal Reserve Act require that reserves be maintained by the Bank in conjunction with any liability of the Company under any obligation (promissory note, acknowledgement of advance, banker's acceptance or similar obligation) with a weighted average maturity of less than seven (7) years to the extent that the proceeds of such obligations are used for the purpose of supplying funds to the Bank for use in its banking business, or to maintain the availability of such funds.

         The Board of Governors and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and the Bank are required to maintain capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves. The Company and the Bank are subject to regulations issued by the Board of Governors and the FDIC, which require maintenance of a certain level of capital. These regulations impose two capital standards: a risk-based capital standard and a leverage capital standard.

         Assets, commitments to extend credit and off-balance sheet items are categorized according to risk and certain assets considered to present less risk than others permit maintenance of capital at less than the 8% ratio. For example, most home mortgage loans are placed in a 50% risk category and therefore require maintenance of capital equal to 4% of such loans, while commercial loans are placed in a 100% risk category and therefore require maintenance of capital equal to 8% of such loans.

         Under the Board of Governors' risk-based capital guidelines, assets reported on an institution's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution's qualifying capital by its period-end risk-weighted assets. The guidelines establish two categories of qualifying capital: Tier 1 capital (defined to include common shareholders' equity and noncumulative perpetual preferred stock) and Tier 2 capital which includes, among other items, limited life (and in case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses. Tier 2 capital may also include up to 45% of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk. Each institution is required to maintain a risk-based capital ratio (including Tier 1 and Tier 2 capital) of 8%, of which at least half must be Tier 1 capital.

         Under the Board of Governors' leverage capital standard an institution is required to maintain a minimum ratio of Tier 1 capital to the sum of its quarterly average total assets and quarterly average reserve for loan losses, less intangibles not included in Tier 1 capital. Period-end assets may be used in place of quarterly average total assets on a case-by-case basis. The Board of Governors and the FDIC have adopted a minimum leverage ratio for bank holding companies as a supplement to the risk-weighted capital guidelines. The leverage ratio establishes a minimum Tier 1 ratio of 3% (Tier 1 capital to total assets) for the highest rated bank holding companies or those that have implemented the risk-based capital market risk measure. All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for bank holding companies that have significant financial and/or operational weakness, a high risk profile, or are undergoing or anticipating rapid growth.

         At December 31, 1999, the Bank and the Company are in compliance with the risk-based capital and leverage ratios described above. See Item 8 note 16 of the Financial Statements incorporated by reference for a listing of the Company's risk-based capital ratios at December 31, 1999 and 1998.

         The Board of Governors and FDIC adopted regulations implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" -
consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

         The regulations established procedures for classification of financial institutions within the capital categories, filing and reviewing capital restoration plans required under the regulations and procedures for issuance of directives by the appropriate regulatory agency, among other matters. The regulations impose restrictions upon all institutions to refrain from certain actions which would cause an institution to be classified within any one of the three "undercapitalized" categories, such as declaration of dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified within one of the "undercapitalized" categories. In addition, institutions which are classified in one of the three "undercapitalized" categories are subject to certain mandatory and discretionary supervisory actions. Mandatory supervisory actions include (1) increased monitoring and review by the appropriate federal banking agency; (2) implementation of a capital restoration plan; (3) total asset growth restrictions; and (4) limitation upon acquisitions, branch expansion, and new business activities without prior approval of the appropriate federal banking agency. Discretionary supervisory actions may include (1) requirements to augment capital; (2) restrictions upon affiliate transactions; (3) restrictions upon deposit gathering activities and interest rates paid; (4) replacement of senior executive officers and directors; (5) restrictions upon activities of the institution and its affiliates; (6) requiring divestiture or sale of the institution; and (7) any other supervisory action that the appropriate federal banking agency determines is necessary to further the purposes of the regulations. Further, the federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." FDICIA also restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not "well capitalized." An "undercapitalized" institution is not allowed to solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution's normal market areas or in the market areas in which such deposits would otherwise be accepted.

         Any financial institution which is classified as "critically undercapitalized" must be placed in conservatorship or receivership within 90 days of such determination unless it is also determined that some other course of action would better serve the purposes of the regulations. Critically undercapitalized institutions are also prohibited from making (but not accruing) any payment of principal or interest on subordinated debt without the prior approval of the FDIC and the FDIC must prohibit a critically undercapitalized institution from taking certain other actions without its prior approval, including (1) entering into any material transaction other than in the usual course of business, including investment expansion, acquisition, sale of assets or other similar actions; (2) extending credit for any highly leveraged transaction; (3) amending articles or bylaws unless required to do so to comply with any law, regulation or order; (4) making any material change in accounting methods; (5) engaging in certain affiliate transactions; (6) paying excessive compensation or bonuses; and (7) paying interest on new or renewed liabilities at rates which would increase the weighted average costs of funds beyond prevailing rates in the institution's normal market areas.

         Under the FDICIA, the federal financial institution agencies have adopted regulations which require institutions to establish and maintain comprehensive written real estate policies which address certain lending considerations, including loan-to-value limits, loan administrative policies, portfolio diversification standards, and documentation, approval and reporting requirements. The FDICIA further generally prohibits an insured state bank from engaging as a principal in any activity that is impermissible for a national bank, absent FDIC determination that the activity would not pose a significant risk to the Bank Insurance Fund, and that the bank is, and will continue to be, within applicable capital standards. Similar restrictions apply to subsidiaries of insured state banks. The Company does not currently intend to engage in any activities which would be restricted or prohibited under the FDICIA.

         The Federal Financial Institution Examination Counsel ("FFIEC") on December 13, 1996, approved an updated Uniform Financial Institutions Rating System ("UFIRS"). In addition to the five components traditionally included in the so-called "CAMEL" rating system which has been used by bank examiners for a number of years to classify and evaluate the soundness of financial institutions (including capital adequacy, asset quality, management, earnings and liquidity), UFIRS includes for all bank regulatory examinations conducted on or after January 1, 1997, a new rating for a sixth category identified as sensitivity to market risk. Ratings in this category are intended to reflect the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices may adversely affect an institution's earnings and capital. The revised rating system is identified as the "CAMELS" system.

         The federal financial institution agencies have established bases for analysis and standards for assessing a financial institution's capital adequacy in conjunction with the risk-based capital guidelines including analysis of interest rate risk, concentrations of credit risk, risk posed by non-traditional activities, and factors affecting overall safety and soundness. The safety and soundness standards for insured financial institutions include analysis of (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; and (7) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. If an agency determines that an institution fails to meet any standard, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

         Community Reinvestment Act ("CRA") regulations evaluate banks' lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to "substantial noncompliance," and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings.

         The Bank has a current rating of "outstanding" for CRA compliance.

         The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Bank. The payment of cash dividends and/or management fees by the Bank is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. See
Item 5 below for further information regarding the payment of cash dividends by the Company and the Bank.

COMPETITION

         At June 30, 1999, the competing commercial and savings banks had seventeen banking offices in Shasta and Trinity Counties where the Bank operates its twelve banking offices. Additionally, the Bank competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

         Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, which the Bank is not authorized nor prepared to offer currently. The Bank has arranged with its correspondent banks and with others to provide some of these services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 1999, the Bank's aggregate legal lending limits to a single borrower and such borrower's related parties were $5,172,000 on an unsecured basis and $8,619,000 on a fully secured basis based on regulatory capital of $34,477,000.

         The business of the Bank is concentrated in its service area, which primarily encompasses Shasta County, including the Redding area, and to a lesser extent, the contiguous areas of Trinity County. The economy of the service area of the Bank is dependent upon agriculture; tourism, retail sales, population growth and smaller service oriented businesses.

         Based upon data as of the most recent practicable date (June 30, 1999), there were 42 operating commercial and savings bank branches in Shasta and Trinity Counties with total deposits of $1,444,735,000. This was an increase of $58,866,000 over the June 30, 1998 balances. The Bank held a total of $222,136,000 in deposits, representing approximately 16.1% of total commercial and savings banks deposits in Shasta County, and a total of $38,734,000 in deposits, representing approximately 52.8% of total commercial and savings banks deposits in Trinity County, as of June 30, 1999.

         In order to compete with the major financial institutions in their primary service areas, the Bank uses to the fullest extent possible, the flexibility, which is accorded by its independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by the Bank's officers, directors and employees. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses.

         Banking is a business that depends on interest rate differentials. In general, the difference between the interest rate paid by the Bank to obtain their deposits and other borrowings and the interest rate received by the Bank on loans extended to customers and on securities held in the Bank's portfolio comprise the major portion of the Bank's earnings.

         Commercial banks compete with savings and loan associations, credit unions, other financial institutions and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.

         The interest rate differentials of the Bank, and therefore their earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Federal Reserve Board. The Federal Reserve Board can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, adjustments in the amount of interest free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Board. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on the Bank are not predictable.

         In 1996, pursuant to congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the above risk-based assessment rate schedule, the Bank's current capital ratios and the Bank's current levels of deposits, the Bank anticipates no change in the assessment rate applicable to the Bank during 2000 from that in 1999.

         Since 1996, California law implementing certain provisions of prior federal law has (1) permitted interstate merger transactions; (2) prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank, which has been in existence for at least five years.

         The federal financial institution agencies, especially the Office of the Comptroller of the Currency ("OCC") and the Board of Governors, have taken steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. The OCC has issued regulations permitting national banks to engage in a wider range of activities through subsidiaries. "Eligible institutions" (those national banks that are well capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries subject to an expedited application process. In addition, a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage.

         On November 12, 1999, President Clinton signed into law The Financial Services Modernization Act of 1999 (the "FSMA"), which is potentially the most significant banking legislation in many years. The FSMA eliminates most of the remaining depression-era "firewalls" between banks, securities firms and insurance companies which was established by The Banking Act of 1933, also known as the Glass-Steagall Act ("Glass-Steagall). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The FSMA repeals Section 20 of Glass-Steagall, which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as "financial holding companies" can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The FSMA includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a "financial holding company" or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a "financial holding company" structure authorized by the FSMA.

         Prior to the FSMA, significant restrictions existed on the affiliation of banks with securities firms and on the direct conduct by banks of securities dealing and underwriting and related securities activities. Banks were also (with minor exceptions) prohibited from engaging in insurance activities or affiliating with insurers. The FSMA removes these restrictions and substantially eliminates the prohibitions under the Bank Holding Company Act on affiliations between banks and insurance companies. Bank holding companies, which qualify as financial holding companies can now insure, guarantee, or indemnify against loss, harm, damage, illness, disability, or death; issue annuities; and act as a principal, agent, or broker regarding such insurance services.

         In order for a commercial bank to affiliate with a securities firm or an insurance company pursuant to the FSMA, its bank holding company must qualify as a financial holding company. A bank holding company will qualify if (i) its banking subsidiaries are "well capitalized" and "well managed" and (ii) it files with the Board of Governors a certification to such effect and a declaration that it elects to become a financial holding company. The amendment of the Bank Holding Company Act now permits financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies are also permitted to engage in activities that are complementary to financial activities if the Board of Governors determines that the activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general. These standards expand upon the list of activities "closely related to banking" which have to date defined the permissible activities of bank holding companies under the Bank Holding Company Act.

         One further effect of the Act is to require that federal financial institution and securities regulatory agencies prescribe regulations to implement the policy that financial institutions must respect the privacy of their customers and protect the security and confidentiality of customers' non-public personal information. Implementing regulations have recently been issued for comment by all of the federal financial institution regulatory agencies and the Securities and Exchange Commission. These regulations will require, in general, that financial institutions (1) may not disclose non-public personal information of customers to non-affiliated third parties without notice to their customers, who must have opportunity to direct that such information not be disclosed; (2) may not disclose customer account numbers except to consumer reporting agencies; and (3) must give prior disclosure of their privacy policies before establishing new customer relationships.

         The Company and the Bank have not determined whether or when either of them may seek to acquire and exercise new powers or activities under the FSMA, and the extent to which competition will change among financial institutions affected by the FSMA has not yet become clear.

         Certain legislative and regulatory proposals that could affect the Bank and the banking business in general are periodically introduced before the United States Congress, the California State Legislature and Federal and state government agencies. It is not known to what extent, if any, legislative proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationships of financial institutions. It is likely, however, that such legislation could subject the Company and the Bank to increased regulation, disclosure and reporting requirements and increase competition and the Bank's cost of doing business.

         In  addition to  legislative  changes,  the  various  federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such and regulations may have on the Company and the Bank.

DISCHARGE OF MATERIALS INTO THE ENVIRONMENT

         Compliance with federal, state and local regulations regarding the discharge of materials into the environment may have a substantial effect on the capital expenditure, earnings and competitive position of the Company and the Bank in the event of lender liability or environmental lawsuits. Under federal law, liability for environmental damage and the cost of cleanup may be imposed upon any person or entity that is an "owner" or "operator" of contaminated property. State law provisions, which were modeled after federal law, are substantially similar. Congress established an exemption under Federal law for lenders from "owner" and/or "operator" liability, which provides that "owner" and/or "operator" do not include "a person, who, without participating in the management of a vessel or facility, holds indicia of ownership primarily to protect his security interests in the vessel or facility."

         In the event that the Company or the Bank was held liable as an owner or operator of a toxic property, it could be responsible for the entire cost of environmental damage and cleanup. Such an outcome could have a serious effect on the Company's consolidated financial condition depending upon the amount of liability assessed and the amount of cleanup required.

         The Bank takes reasonable steps to avoid loaning against property that may be contaminated. In order to identify possible hazards, the Bank requires that all fee appraisals contain a reference to a visual assessment of hazardous waste by the appraiser. Further, on loans proposed to be secured by industrial, commercial or agricultural real estate, an Environmental Questionnaire must be completed by the borrower and any areas of concern addressed. Additionally, the borrower is required to review and sign a Hazardous Substance Certificate and Indemnity at the time the note is signed.

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

         Shares of Company Common Stock eligible for future sale could have a dilutive effect on the market for Company Common Stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 20,000,000 shares of common stock, of which approximately 3,714,418 were outstanding at December 31, 1999. Pursuant to its stock option plans, at December 31, 1999, the Company had outstanding options to purchase 476,994 shares of Company Common Stock. As of December 31, 1999, 636,347 shares of Company Common Stock remained available for grants under the Company's stock option plans. Sales of substantial amounts of Company Common Stock in the public market could adversely affect the market price of Common Stock. Pursuant to the Agreement and Plan of Reorganization and Merger, dated as of October 3, 1999, as amended on January 28, 2000, between the Company and Six Rivers National Bank, the Company expects to issue approximately 1,644,238 shares of its common stock to shareholders and optionees of Six Rivers National Bank Common Stock.

         A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 1999, real estate served as the principal source of collateral with respect to approximately 53% of the Company's loan portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available-for-sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value for Company Common Stock. Acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

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

YEAR 2000 COMPLIANCE

         The Company recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action pursuant to the interagency statements issued by the Federal Financial Institutions Examination Council. Management believes the company and the Bank have completed all of the activities within their control to ensure that the Company's and the Bank's systems are Year 2000 compliant. Year 2000 readiness costs were approximately $74,000 for the year ending December 31, 1999. The Company does not expect to incur further expenses related to Year 2000 issues.

         The Company did not experience any material disruptions due to the Year 2000 issues nor have they experienced any disruption of service from third party vendors, suppliers or service providers.

         Although the Company did not experience any material business disruptions of their internal computer systems or software applications due to the start of the Year 2000 nor have they experienced any problems with their computer systems or software applications or their third party vendors, suppliers and service providers, the following dates remain that could present a Year 2000 problem: March 31, the end of the first quarter; October 10, the first date to require an eight-digit field; December 31, 2000, and January 1, 2001, the last date of this year and first date of next; and December 31, 2001, the end of the first 365-day year of the new century. Management believes that appropriate actions have been taken to address these remaining Year 2000 issues and contingency plans are in place to minimize the financial impact. Management however cannot be certain that Year 2000 issues affecting computer systems, software applications, customer, suppliers or service providers will not have a material adverse impact on the Company.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, firm commitments or anticipated transactions and measured as effective and ineffective when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged through current earnings. Any ineffective portion of hedges will be recognized in current earnings. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities" - Deferral of the Effective Date of FASB Statement No. 133. This statement defers the effective date of Statement No. 133 for all entities, which have not yet adopted the Statement; to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The adoption of SFAS No. 133 and No. 137 is not expected to significantly impact the Company's earnings or financial position.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's principal executive office is located at 880 E. Cypress Avenue, Redding, Shasta County, California. The office, which occupies approximately 2,100 square feet of space, is located within the Enterprise Office of its subsidiary, North Valley Bank.

         The Bank owns the land and building on which its headquarters office is located at 880 E. Cypress Avenue, Redding, California, as well as the land and buildings on which the Hayfork, Anderson, Weaverville, Redding and Country Club (Bechelli Lane) branches are located. On February 2, 1990, the Bank completed construction on a 6,000 square foot building adjacent to the 880 E. Cypress location. Such building and land owned by the Bank and located at 836 E. Cypress Avenue, currently houses Bank Processing, Inc., and the Bank's Customer Service centers. Construction costs were approximately $376,000. During the year ended December 31, 1995, the Bank purchased, in the ordinary course of business, the Hayfork facility for $134,000, which the Bank previously leased, from a former Board member. The Palo Cedro and Westwood Village branches as well as the warehouse facilities for the Bank located at 1401 Gold Street, Redding, California, are located in leased facilities or on leased land with various lease expiration dates through August 14, 2005. During 1997, the Bank purchased land in the city of Shasta Lake for $176,000 and completed construction on a 4,250 square foot building for approximately $805,000 to relocate the Shasta Dam facility. It opened for business on October 14, 1997. On January 20, 1998, the Bank opened its first grocery store branch and leases 540 square feet located in Holiday Market in Cottonwood and on September 8, 1998, opened its second grocery store branch in the Holiday Market on Placer Street in Redding, leasing 488 square feet. On May 11, 1998, the Bank opened its Business Banking Center located at 443 Redcliff Drive, Suite 110, Redding and leases 3,767 square feet.

         During the year ended December 31, 1999, the Company spent $141,000 for rental of the Westwood Village branch, Palo Cedro branch, the two grocery store branches, and the business banking center and the warehouse for the Bank. Net occupancy expenses for all facilities for the year ended December 31, 1999, were $641,000. In the opinion of management, the properties are adequately covered by insurance.

         From time to time, the Bank acquires real property through foreclosure of defaulted loans. The policy of the Bank is not to use or permanently retain any such properties but to resell them when practicable.

         Permissible investments of banks and bank holding companies are subject to regulation and limitation by Federal and State agencies. For example, federal law prohibits the Bank from making any investment, which is prohibited, for national banks. See " Financial Condition" in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION for more information on investments in loans and securities. See "Supervision and Regulation" in Item 1, Description of Business, for additional information related to investment policies.

ITEM 3. LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company or against any of its property. The Bank, because of the nature of its business, is generally subject to various legal actions, threatened or filed, which involve ordinary, routine litigation incidental to its business. Some of the pending cases seek punitive damages in addition to other relief. Although the amount of the ultimate exposure, if any, cannot be determined at this time, the Company, based on the advice of counsel, does not expect that the final outcome of threatened or filed suits will have a materially adverse effect on its consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Form 10-K.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The North Valley Bancorp common stock is listed and trades on the Nasdaq National Market under the symbol "NOVB". The shares were first listed in the Nasdaq Stock Market in April 1998.

         The following table summarizes trades occurring in the quarters ended March 31, 1998 of which the Company had knowledge, setting forth the high and low bid prices, reflects inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions for the periods indicated. The following table also summarizes the Common Stock high and low trading prices and volume of shares traded in the quarters ended June 30, 1998 through December 31, 1999 as reported by Nasdaq.

                           PRICE OF COMMON        APPROXIMATE   CASH DIVIDENDS
                                 STOCK           TRADING VOLUME    DECLARED

         QUARTER ENDED:     HIGH         LOW
                           -------     -------
          March 31, 1998   $ 15.80     $ 14.37        364,600
           June 30, 1998     18.69       15.38        263,518     $   0.175
      September 30, 1998     16.38       13.75        191,898
       December 31, 1998     14.38       12.00        433,866     $    0.20

          March 31, 1999   $ 13.25     $ 11.75        196,305     $    0.10
           June 30, 1999     13.50       12.00         88,765     $    0.10
      September 30, 1999     12.00       10.00        130,774     $    0.10
       December 31, 1999     11.75        9.75        415,039     $    0.10

         The information for March 1998 was provided by Hoefer & Arnett, Inc., Sutro & Co. and the Company, based upon trades of which management was aware, and does not include purchases of stock pursuant to the exercise of employee stock options or other private transactions.

         The Company had approximately 845 shareholders of record as of March 1, 2000.

         See  "Supervision  and Regulation" in Item 1,  DESCRIPTION OF BUSINESS,
for  information   related  to  shareholder  and  dividend   matters   including
information on limitations on dividends.

ITEM 6.  SELECTED FINANCIAL DATA

 North Valley Bancorp & Subsidiaries
(Dollars In Thousands Except Per Share Data)
                                                            1999          1998          1997          1996           1995
                                                         ----------    ----------    ----------    ----------    ----------
FOR THE YEAR ENDED DECEMBER 31
Net interest income                                      $   13,411    $   11,885    $   11,089    $   10,564    $    9,910
Net income                                               $    4,528    $    4,085    $    5,145    $    4,107    $    4,083
PERFORMANCE RATIOS:
  Return on average assets                                     1.49%         1.46%         1.93%         1.66%         1.79%
  Return on average equity                                    14.21%        13.73%        19.67%        18.09%        20.44%
CAPITAL RATIOS:
Risk based capital:
  Tier 1 (4% Minimum Ratio)                                   14.13%        14.14%        14.80%        12.58%        12.76%
  Total (8% Minimum Ratio)                                    15.10%        15.05%        15.73%        13.29%        13.57%
Leverage Ratio                                                10.47%        10.18%         9.94%         8.98%         8.87%
BALANCE SHEET DATA AT DECEMBER 31
Assets                                                   $  312,810    $  296,362    $  270,757    $  256,877    $  235,072
Investment securities and
  federal funds sold                                     $   68,315    $   75,056    $   78,932    $   67,320    $   64,501
Net loans                                                $  215,397    $  197,434    $  167,507    $  166,983    $  147,808
Deposits                                                 $  275,261    $  259,881    $  238,522    $  229,228    $  211,075
Stockholders' equity                                     $   33,246    $   30,180    $   28,066    $   23,900    $   20,973
COMMON SHARE DATA
Net income(1)
  Basic                                                  $     1.22    $     1.11    $     1.41    $     1.11    $     1.11
  Diluted                                                $     1.21    $     1.10    $     1.39    $     1.10    $     1.10
Cash dividends                                           $     0.40    $     0.38    $     0.35    $     0.35    $     0.32
Book value (2)                                           $     8.95    $     8.18    $     7.63    $     6.55    $     5.70
Shares Outstanding                                        3,714,418     3,690,220     3,678,184     3,647,376     3,682,096
SUMMARY OF OPERATIONS
Total interest income                                    $   21,645    $   20,468    $   19,733    $   18,641    $   17,469
Total interest expense                                        8,234         8,583         8,644         8,077         7,559
                                                         ----------    ----------    ----------    ----------    ----------
Net interest income                                          13,411        11,885        11,089        10,564         9,910
Provision for  loan and lease losses                          1,042         1,430           770           720           375
                                                         ----------    ----------    ----------    ----------    ----------
Net interest income after
  provision for loan and lease losses                        12,369        10,455        10,319         9,844         9,535
Total non interest income                                     3,737         4,095         4,138         2,581         2,630
Total non interest expense                                   10,105         8,886         8,312         6,786         6,412
                                                         ----------    ----------    ----------    ----------    ----------
Income before provision for income taxes                      6,001         5,664         6,145         5,639         5,753
Provision for income taxes                                    1,473         1,579         1,000         1,532         1.670
                                                         ----------    ----------    ----------    ----------    ----------
Net Income                                               $    4,528    $    4,085    $    5,145    $    4,107    $    4,083
                                                         ==========    ==========    ==========    ==========    ==========

(1) Net income per share amounts have been adjusted to give effect to a two for one stock split on October 15, 1998 and a three-for-two stock split effected in the form of a 50% stock dividend on November 1, 1995
(2) Represents stockholders' equity divided by the number of shares of common stock outstanding at the end of the period indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         North Valley Bancorp (the "Company") is the bank holding company for North Valley Bank (the "Bank"), a state-nonmember bank. The Bank operates out of its main office located at 880 E. Cypress Avenue, Redding, CA 96002, with twelve branches, which include two supermarket branches in Shasta and Trinity Counties in Northern California. The Company operates as one business segment providing banking services to the Company's clients in Northern California. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of the Company's revenues.

         Certain statements in this Form 10-K (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Shasta County; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets.

EARNINGS SUMMARY

For the year ended December 31,
                                               1999         1998          1997
                                             --------     --------     --------
(in thousands except per
share amounts)

Net interest income                          $ 13,411     $ 11,885       11,089
Provision for loan and lease losses            (1,042)      (1,430)        (770)
Noninterest income                              3,737        4,095        4,138
Noninterest expense                           (10,105)      (8,886)      (8,312)
Provision for income taxes                     (1,473)      (1,579)       1,000)
                                             --------     --------     --------
Net income                                   $  4,528     $  4,085     $  5,145
                                             ========     ========     ========

Earnings Per Share
    Basic                                    $   1.22     $   1.11     $   1.41
    Diluted                                  $   1.21     $   1.10     $   1.39

Return on Average Assets                         1.49%        1.46%        1.93%
Return on Average Equity                        14.21%       13.73%       19.67%

         For the year ended December 31, 1999, the Company achieved net income of $4,528,000 as compared to $4,085,000 for the same period in 1998 and $5,145,000 in 1997. On a per share basis, diluted earnings per share was $1.21 for the year ended December 31, 1999 compared to $1.10 for the same period in 1998 and $1.39 for the same period in 1997.

         For the year ended December 31, 1999, the Company paid or declared quarterly dividends totaling $1,482,000 to stockholders of the Company. The Company's return on average total assets and average stockholders' equity were 1.49% and 14.21% for the period ended December 31, 1999, compared with 1.46% and 13.73% for the same period in 1998 and 1.93% and 19.67% for the same period in 1997.

         For the year ended December 31, 1999, the increase in net interest income over the same period in 1998 was primarily due to the increase in average loans outstanding, coupled with a decrease in rates paid on average interest bearing deposits and offset by a decrease in rates earned on average earning assets. The Company's loan and lease loss provision decreased $388,000. For the year ended December 31, 1999, noninterest income was impacted by a reduction in gain on available for sale securities of $946,000 offset by increased service charge and other fee income from the expanded customer base over the same period in 1998. The increase in noninterest expense in 1999 over 1998 is primarily the result of costs associated with the addition of two super-market branches, the Business Banking Center as well as an expanded Investment Services Department. The Company has made a substantial investment in technology updates that have resulted in the addition of new products and services to provide for future expansion. For the year ended 1997 the Company had $250,000 in securities gains, a lower effective tax rate and collected $889,000 in net proceeds from a life insurance policy.

NET INTEREST INCOME

         Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a taxable-equivalent basis was $14,350,000 in 1999, compared with $12,855,000 in 1998 and $12,104,000 in 1997.

         Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The increase in net interest income (FTE) for the year ended December 31, 1999 over the same period in 1998 and in 1998 over 1997 resulted primarily from the increase in the volume of loans, which generally carry higher interest rates than other earning assets, offset by a decrease in the rates earned on loans combined with a decrease in rates, paid on interest earning deposits. Average loans increased to $204,300,000 for the year ended December 31, 1999, as compared to $175,556,000 for the same period in 1998, or a 16.4% increase after increasing 4.8% in 1998 from 1997. Average interest-bearing deposits for the year ended December 31, 1999 totaled $227,724,000 as compared to $213,484,000 for the same period in 1998 or a 6.7% increase after increasing 3.6% in 1998 over 1997.

         The increase for the year ended December 31, 1999 in the net interest margin of 5.17% compared to 5.02% for the same period in 1998 was attributed to the increases in loans and deposits, and the increase in the net spread (the difference between rates earned on interest earning assets and rates paid on deposits), affected primarily by a stable to slightly increasing interest rate environment and the change in the mix between loans and investment securities for the year ended December 31, 1999. The increase for the year ended December 31, 1999 in the net interest spread to 4.51% from 4.35% for the same period in 1998 was a result of a 24 basis point reduction in rates earned on interest earning assets partially offset by a 40 basis point reduction in interest paid on interest bearing deposits.

NONINTEREST INCOME

         The following table is a summary of the Company's noninterest income for the periods indicated:

   (IN THOUSANDS)                                  1999       1998       1997

Service charges on deposit accounts               $ 2,143    $ 1,786   $ 1,400
Other fees and charges                              1,009        851       802
Gain (loss) on sale of loans                          (71)       130       160
Gain on sale of available for sale securities          33        979       250
Life insurance proceeds                                                  1,139
Other                                                 623        349       387
                                                  -------    -------   -------
Total noninterest income                          $ 3,737    $ 4,095   $ 4,138
                                                  =======    =======   =======

25
sPAGE>


         Noninterest income decreased $358,000 to $3,737,000 for the year ended December 31, 1999 from $4,095,000 for the same period in 1998. This decrease is primarily the result of a decrease in gain on sale of securities of $946,000 offset by an increase of $357,000 in service charge income, $158,000 increase in other fees and charges and an increase in other income of $274,000. For the year ended December 31, 1998 compared to the same period in 1997 noninterest income decreased $43,000 due to increases in service charges and other fees as a result of increased activity and increase in gain on sale of AFS securities offset by the increase in proceeds from life insurance in 1997.

NONINTEREST EXPENSE

         The following table is a summary of the Company's noninterest expense for the periods indicated:

   (IN THOUSANDS)                           1999      1998       1997
                                           -------   -------   -------
Salaries & employee benefits               $ 4,814   $ 4,679   $ 4,522
Furniture & equipment expense                  675       666       553
Occupancy expense                              641       557       503
Professional Services                          455       373       235
ATM expense                                    356       284       247
Printing & supplies                            269       292       232
Postage                                        219       196       182
Messenger expense                              194       178       139
Data processing expenses                       167       156       156
Merger & acquisition expense                   149
Other                                        2,166     1,505     1,543
                                           -------   -------   -------
  Total noninterest expenses               $10,105   $ 8,886   $ 8,312
                                           =======   =======   =======

         Noninterest expense totaled $10,105,000 for the year ended December 31, 1999, compared to $8,886,000 for the same period in 1998. The increase was primarily a result of $339,000 in losses included in other expenses resulting from the sale of OREO properties and $149,000 in costs associated with the pending merger with Six Rivers National Bank. Salaries and employee benefits in 1999 increased $135,000 or 2.9% from 1998 due to increases in staffing levels and incentive pay. The increase in noninterest expense was also related to the expansion of the branch system to include two new grocery store branches and the business banking center, which were open for the entire year in 1999 but for only a portion of the corresponding 1998 period, increased lending expenses such as credit reports and appraisal fees from the growth in the loan portfolio, along with technology updates.

INCOME TAXES

         The provision for income taxes for the year ended December 31, 1999 was $1,473,000 as compared to $1,579,000 for the same period in 1998 and $1,000,000 for the same period in 1997. The effective income tax rate for state and federal income taxes was 24.6%, for the year ended December 31, 1999 compared to 27.9% for the same period in 1998 and 16.3% for the same period in 1997. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Bank's investment in municipal securities. The increase in the effective tax rate in 1998 is the result of the nontaxability of the proceeds from a life insurance policy in 1997.

IMPAIRED, NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS AND LEASES AND OTHER REAL ESTATE OWNED

         At December 31, 1999 and 1998, the recorded investment in loans for which impairment has been recognized was approximately $374,000 and $2,871,000. Of the 1999 balance, approximately $120,000 has a related valuation allowance of $43,000. The remaining $254,000 did not require a valuation allowance. Of the 1998 balance, approximately $2,269,000 has a related valuation allowance of $227,000. The remaining $602,000 did not require a valuation allowance. For the years ended December 31 1999, 1998 and 1997, the average recorded investment in loans an leases for which impairment has been recognized was approximately $1,411,000, $3,201,000 and $3,455,000, respectively. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $193,000, $232,000 and $153,000 for cash payments received in 1999, 1998 and 1997, respectively.

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

         A summary of non-performing assets at December 31, 1999, 1998 and 1997 is as follows:

(IN THOUSANDS)                                          1999     1998      1997
                                                       ------   ------   ------
Total nonaccrual loans and leases                      $  346   $2,307   $  536
Troubled debt restructuring                                --
Loans and leases 90 days past due and still accruing      223      364      244
                                                       ------   ------   ------

Total nonperforming loans and leases                      569    2,671      780
Other real estate owned                                    80      575      212
                                                       ------   ------   ------

Total nonperforming assets                             $  649   $3,246   $  992
                                                       ======   ======   ======

Nonaccrual loans and leases to total gross loans         0.16%    1.16%    0.32%
Nonperforming loans and leases to total gross loans      0.26%    1.34%    0.46%
Total nonperforming assets to total assets               0.21%    1.10%    0.37%


ALLOWANCE FOR LOAN AND LEASE LOSSES

         The allowance for loan and lease losses is maintained at a level that management of the Company considers to be adequate for losses that can be reasonably anticipated in relation to the risks inherent in the loan and lease portfolio. The allowance is increased by a provision charged to operating expenses and reduced by net charge-offs. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, historical loan and lease loss experience, and the evaluation of risks which vary with the type of loan or lease, creditworthiness of the borrower and the value of the underlying collateral. At December 31, 1999, based on known information, management believes that the allowance for loan and lease losses was adequate to absorb losses inherent in existing loans and leases and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and leases and commitments to extend credit as of such date.

         The evaluation process is designed to determine the adequacy of the allowance for loan losses. This process attempts to assess the risk of losses inherent in the loan portfolio by segregating the allowance for loan losses into three components: "Specific," "loss migration," and "general." The specific component is established by allocating a portion of the allowance for loan losses to individual classified credits based on specific circumstances and assessments. The loss migration component is calculated as a function of the historical loss migration experience of the internal loan credit risk rating categories. The general component is an unallocated portion that supplements the first two components and includes: management's judgement of the current economic conditions, borrower's financial condition, loan impairment, evaluation of the performing loan portfolio, continual evaluation of problem loans identified as having a higher degree of risk, off balance sheet risks, net charge off trends, and other factors.

         The allowance for loan and lease losses totaled $2,260,000 or 1.04% of the total loan and leases outstanding at December 31, 1999 compared to $1,902,000 or 0.95% of total loans outstanding at December 31, 1998 and $1,702,000 or 1.00% at December 31, 1997. The increase in the allowance in 1999 over 1998 and in 1998 over 1997 is primarily related to the overall growth in the loan and lease portfolio and the change in the underlying loan mix to increase the level of commercial credits.

         There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the levels of the allowance for loan losses and the related provision for loan losses in future periods.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $10,500,000 as of December 31, 1999 were available to provide liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") System providing an additional line of credit of $9,903,000 secured by first deeds of trust on eligible 1-4 unit residential loans. The Company also had a line of credit with Federal Reserve Bank ("FRB") of $15,332,000 secured by first deeds of trust on eligible commercial real estate loans. The Company had not utilized the line of credit from the FHLB system or FRB as of December 31, 1999.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $81,098,000 and $82,108,000 (or 25.92% and 27.71% of total assets) at December 31, 1999 and
December 31, 1998, respectively. Total liquid assets for December 31, 1999 and December 31, 1998 include investment securities of $28,146,000 and $33,914,000, respectively, classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $251,508,000 and $241,412,000 at December 31, 1999 and December 31, 1998, respectively.

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

         The following table shows the interest sensitive assets and liabilities gap (other than equity securities with a fair value of approximately $120,000), which is the measure of interest sensitive assets over interest-bearing liabilities, for each individual repricing period on a cumulative basis:

DECEMBER 31, 1999                  WITHIN THREE   THREE MONTHS     ONE TO FIVE   GREATER THAN
(IN THOUSANDS)                         MONTHS      TO ONE YEAR       YEARS        FIVE YEARS        TOTAL
                                   ------------   ------------     ------------  ------------     --------
       EARNING ASSETS
Held to maturity securities           $     60      $   2,397       $  9,810       $ 15,879       $ 28,146
Available for sale securities            7,950                        10,575          6,924         25,449
Fed funds sold                          14,600                                                      14,600
Loans-net of deferred loan fees         40,063         16,395        102,560         58,639        217,657
                                      --------      ---------       --------       --------       --------
Total earning assets                  $ 62,673      $  18,792       $122,945       $ 81,442       $285,852
                                      ========      =========       ========       ========       ========

INTEREST BEARING LIABILITIES
Interest bearing demand
  Deposits                                          $   9,888                                     $  9,888
Savings deposits                                       98,948                                       98,948
Time deposits                           45,790         76,002          4,532             30        126,354
                                      --------      ---------       --------       --------       --------
    Total interest bearing
      Liabilities                     $ 45,790      $ 184,838       $  4,532       $     30       $235,190
                                      ========      =========       ========       ========       ========

Interest rate sensitivity gap         $ 16,883      $(166,046)      $118,413       $ 81,412
Cumulative interest rate
  Sensitivity gap                     $ 16,883      $(149,163)      $(30,750)      $ 50,662

         At December 31, 1999, the gap table indicates the Company as liability sensitive in the twelve-month period. The interest rate sensitivity gap is defined as the difference between amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that time period. The year-end gap report is based on the contractual interest repricing date. The gap method does not consider the impact of different multipliers (how interest rates change when the Fed Funds rate changes by 1%) and lags (time it takes for rates to change after the Fed Funds rate changes). The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates and future impact of new business strategies. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company. The Company's model analyzes the impact on earnings of future rate changes by including factors for lags and multipliers for key bank rates. Both methods of measuring interest rate sensitivity do not take into account actions taken by management to modify the effect to net interest income if interest rates were to rise or fall.

         Although the Company had a negative gap in the year ended December 31, 1999, the asset liability simulation model showed the Company was slightly asset sensitive at December 31, 1999. This means that when interest rates increase, yields on earning assets would be expected to increase faster than rates paid for deposits, causing the net interest margin to increase. Due to a slightly increasing interest rate environment in 1999, the Company's asset sensitive posture had a slightly positive impact on net interest margins as predicted by the asset liability simulation model. In a declining rate environment, the opposite impact would be expected; i.e., the net interest margin should decline.

FINANCIAL CONDITION AS OF DECEMBER 31, 1999 AS COMPARED TO DECEMBER 31, 1998

         Total assets at December 31, 1999, were $312,810,000, compared to December 31, 1998 assets of $296,362,000. Increases in average deposits of 7.73% were used to fund an 8.40% increase in average earning assets for the period ended December 31, 1999.

         Investment securities and federal funds sold totaled $68,315,000 at December 31, 1999, compared to $75,056,000 at December 31, 1998 as these investments were used to fund loan demand. The Company is a member of Federal Home Loan Bank of San Francisco and holds $911,000 in FHLB stock.

         During 1999, net loans increased to $215,397,000 from $197,434,000 at December 31, 1998. Loans are the Company's major component of earning assets. The Bank's average loan to deposit ratio was 76.9% in 1999 compared to 71.2% in 1998.

         Total deposits increased to $275,261,000 at December 31, 1999 compared to $259,881,000 at December 31, 1998. All deposit types increased in 1999 over 1998.

         The Company maintains capital to support capital needs future growth and dividend payouts while maintaining the confidence of depositors and investors by increasing shareholder value. The Company has provided the majority of its capital requirements through the retention of earnings offset by the payout of dividends. Stockholders' equity increased to $33,246,000 as of December 31, 1999, as compared to $30,180,000 at December 31, 1998.

         The Company and the Bank had levels of capital that exceeded regulatory guidelines. The risk-based capital ratios are listed below.

                                                               TO BE WELL
                                                            CAPITALIZED UNDER      MINIMUM FOR
                                                            PROMPT CORRECTIVE    CAPITAL ADEQUACY
                                       CAPITAL      RATIO   ACTION PROVISIONS        PURPOSES
                                       -------      -----   -----------------    ----------------
COMPANY:
  Tier I capital
      (to average assets)             $  33,138      10.47%         N/A                4.00%
  Tier I capital
      (to risk weighted assets)       $  33,138      14.13%         N/A                4.00%
  Total capital
      (to risk weighted assets)       $  35,398      15.10%         N/A                8.00%
BANK
  Tier 1 capital
      (to average assets)             $  32,217      10.20%        5.00%               4.00%
  Tier I capital
      (to risk weighted assets)       $  32,217      13.74%        6.00%               4.00%
  Total capital
      (to risk weighted assets)       $  34,477      14.70%       10.00%               8.00%

IMPACT OF INFLATION

         Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetary items. The relatively low proportion of the Bank's fixed assets (approximately 1.6% December 31, 1999) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

YEAR 2000 COMPLIANCE

         The Company recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action pursuant to the interagency statements issued by the Federal financial Institutions Examination Council. Management believes the company and the Bank have completed all of the activities within their control to ensure that the Company's and the Bank's systems are Year 2000 compliant. Year 2000 readiness costs were approximately $74,000 for the year ending December 31, 1999. The Company does not expect to incur further expenses related to Year 2000 issues.

         The Company did not experience any material disruptions due to the Year 2000 issues nor have they experienced any disruption of service from third party vendors, suppliers or service providers.

         Although the Company did not experience any material business disruptions of their internal computer systems or software applications due to the start of the Year 2000 nor have they experienced any problems with their computer systems or software applications or their third party vendors, suppliers and service providers, the following dates remain that could present a Year 2000 problem: March 31, the end of the first quarter; October 10, the first date to require an eight-digit field; December 31, 2000, and January 1, 2001, the last date of this year and first date of next; and December 31, 2001, the end of the first 365-day year of the new century. Management believes that appropriate actions have been taken to address these remaining Year 2000 issues and contingency plans are in place to minimize the financial impact. Management however cannot be certain that Year 2000 issues affecting computer systems, software applications, customer, suppliers or service providers will not have a material adverse impact on the Company.

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

         The Company's exposure to market risk is reviewed on a regular basis by management. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. An asset and liability management simulation model is used by the Company to quantify the exposure and impact of changing interest rates on earnings. The Company has no market risk sensitive instruments held for trading purposes. Management believes that the Company's market risk is reasonable at this time.

         The condensed GAP report summarizing the Company's interest rate sensitivity is as follows:

TABLE OF MARKET RISK SENSITIVE INSTRUMENTS

The following table presents (dollars in thousands) the scheduled maturity of market risk sensitive instruments at December 31, 1999:

Maturing in                         Less than     1-2        2-3        3-5        5+
                                      1 year     Years      Years      Years      Years       Total
                                     --------   --------   --------   --------   --------   --------
ASSETS
Debt Securities                      $ 10,407   $  9,366   $  2,253   $  8,766   $ 22,803   $ 53,595
Loans, net of deferred loan fees
                                       56,458      9,539     27,962     65,059     58,639    217,657
                                     --------   --------   --------   --------   --------   --------
  Total                              $ 66,865   $ 18,905   $ 30,215   $ 73,825   $ 81,442   $271,252
                                     ========   ========   ========   ========   ========   ========

LIABILITIES
Savings, Demand, MMDA                $108,836                                               $108,836
Time Deposits
                                      121,792      4,008        468         56         30    126,354
                                     --------   --------   --------   --------   --------   --------
  Total                              $230,628   $  4,008   $    468   $     56   $     30   $235,190
                                     ========   ========   ========   ========   ========   ========

                                                 Average   Estimated
                                                Interest     Fair
                                      Total       Rate      Value
                                     --------   --------   ---------
ASSETS
Debt Securities                      $ 53,595       5.95%  $ 54,424
Loans, net of deferred
loan fees                            $217,657       8.94%  $214,449

LIABILITIES
Savings, Demand, MMDA                $108,836       2.33%  $108,836
Time Deposits                        $126,354       5.00%  $126,548

TABLE OF MARKET RISK SENSITIVE INSTRUMENTS

The following table presents (dollars in thousands) the scheduled maturity of market risk sensitive instruments at December 31, 1998:

Maturing in                         Less than     1-2        2-3        3-5        5+
                                      1 year     Years      Years      Years      Years       Total
                                     --------   --------   --------   --------   --------   --------
ASSETS
Debt Securities                      $ 24,747   $  2,756   $  4,639   $  5,092   $ 19,335   $ 56,569
Loans, net of deferred loan fees       15,030      7,844     11,180     48,970    116,312    199,336
                                     --------   --------   --------   --------   --------   --------
  Total                              $ 39,777   $ 10,600   $ 15,819   $ 54,062   $135,647   $255,905
                                     ========   ========   ========   ========   ========   ========

LIABILITIES
Savings, Demand, MMDA                $103,915                                               $103,915
Time Deposits                         112,444      5,281        780         59         30    118,594
                                     --------   --------   --------   --------   --------   --------
  Total                              $216,359   $  5,281   $    780   $     59   $     30   $222,509
                                     ========   ========   ========   ========   ========   ========


                                                 Average   Estimated
                                                Interest     Fair
                                      Total       Rate      Value
                                     --------   --------   ---------
ASSETS
Debt Securities                      $ 56,569       5.79%  $ 58,594
Loans, net of deferred
loan fees                            $199,336       8.44%  $202,541

LIABILITIES
Savings, Demand, MMDA                $103,915       2.31%  $103,915
Time Deposits                        $118,594       4.96%  $118,951


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial  Statements required by this item are set forth following
Item 14 of this Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE  OFFICERS OF THE  REGISTRANT;  COMPLIANCE  WITH
SECTION 16(a) OF THE EXCHANGE ACT

         The information concerning directors and executive officers required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission (the "Commission") entitled "Election of Directors" (not including the share information included in the beneficial ownership tables nor the footnotes thereto nor the subsections entitled "Committees of the Board of Directors", "Compensation Committee Interlocks and Insider Participation" and "Meetings of the Board of Directors") and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of the Company to be filed with the Commission entitled "Executive Compensation" and the subsection entitled "Election of Directors - Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from sections of the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled "Election of Directors - Security Ownership of Certain Beneficial Owners and Management", as to share information in the tables of beneficial ownership and footnotes thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission, entitled "Certain Relationships and Related Transactions".

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of the report:
                  1.  Financial Statements:
                  2.  Exhibits:  See Index to Exhibits at page 58.

         (b)      Reports on Form 8-K.
                  The Company filed two reports on Form 8-K during the last quarter of 1999: on October 12, 1999, and December 23, 1999.

         (c)      Exhibits
                  See Index to Exhibits at page 58 of this Annual Report on Form 10-K, which is incorporated herein by reference.

         (d)      Financial Statement Schedules

                  Not applicable.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
North Valley Bancorp
Redding, California

We have audited the accompanying consolidated balance sheets of North Valley Bancorp and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of North Valley Bancorp and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE, L.L.P.
-----------------------------
    Deloitte & Touche, L.L.P.



January 28, 2000

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998 (IN THOUSANDS EXCEPT SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------------
ASSETS                                                                               1999         1988
CASH AND CASH EQUIVALENTS:
  Cash and due from banks                                                          $  12,783    $   7,052
  Federal funds sold                                                                  14,600       18,300
                                                                                   ---------    ---------

           Total cash and cash equivalents                                            27,383       25,352

CASH HELD IN TRUST                                                                       282          873

Securities:
    Available for sale, at fair value                                                 25,569       22,842
    Held to maturity, at amortized cost (fair value of $28,975 and
      $35,939 at December 31, 1999 and 1998)                                          28,146       33,914
  Loans and leases, net of allowance for loan and lease losses of $2,260 and
    $1,902 and deferred loan fees of $194 and $442 at December 31, 1999 and 1998     215,397      197,434
  Premises and equipment, net of accumulated depreciation
    and amortization                                                                   5,060        5,028
  Other real estate owned                                                                 80          575
  FHLB stock                                                                             911          841
  Accrued interest receivable                                                          2,035        1,770
  Other assets                                                                         7,947        7,733
                                                                                   ---------    ---------

TOTAL ASSETS                                                                       $ 312,810    $ 296,362
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Noninterest-bearing demand deposits                                            $  40,071    $  37,372
    Interest-bearing:
      Savings                                                                         98,948       95,617
      Time certificates                                                              126,354      118,594
      Demand accounts                                                                  9,888        8,298
                                                                                   ---------    ---------

           Total deposits                                                            275,261      259,881

  Accrued interest and other liabilities                                               4,303        6,301
                                                                                   ---------    ---------

           Total liabilities                                                         279,564      266,182
                                                                                   ---------    ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value: authorized 5,000,000 shares;
    none outstanding
  Common stock, no par value: authorized 20,000,000 shares:
    outstanding 3,714,418 and 3,690,220 at December 31, 1999
    and 1998                                                                          10,427       10,237
  Retained earnings                                                                   22,936       19,890
  Accumulated other comprehensive income (loss), net of tax                             (117)          53
                                                                                   ---------    ---------

           Total stockholders' equity                                                 33,246       30,180
                                                                                   ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 312,810    $ 296,362
                                                                                   =========    =========

See notes to consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------
                                             1999         1998       1997

INTEREST INCOME:
  Loans include fees                       $ 17,277    $ 15,482   $ 14,871
  Lease financing                               336         366        367
  Securities:
    Taxable                                   1,066       1,428      1,042
    Exempt from federal taxes                 1,926       2,173      2,374
  Federal funds sold                          1,040       1,019      1,079
                                           --------    --------   --------

           Total interest income             21,645      20,468     19,733

INTEREST EXPENSE - DEPOSITS                   8,234       8,583      8,644
                                           --------    --------   --------

NET INTEREST INCOME                          13,411      11,885     11,089

PROVISION FOR LOAN AND LEASE LOSSES           1,042       1,430        770
                                           --------    --------   --------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                  12,369      10,455     10,319
                                           --------    --------   --------

NONINTEREST INCOME:
  Service charges on deposit accounts         2,143       1,786      1,400
  Other fees and charges                      1,009         851        802
  Gain (loss) on sale of loans                  (71)        130        160
  Gain on sale or calls of securities            33         979        250
  Life insurance proceeds                                            1,139
  Other                                         623         349        387
                                           --------    --------   --------

           Total noninterest expenses         3,737       4,095      4,138
                                           --------    --------   --------

NONINTEREST EXPENSES:
  Salaries and employee benefits              4,814       4,679      4,522
  Furniture and equipment expense               675         666        553
  Occupancy expense                             641         557        503
  Merger and acquisition expense                149
  Other                                       3,826       2,984      2,734
                                           --------    --------   --------

           Total noninterest expenses        10,105       8,886      8,312
                                           --------    --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES      6,001       5,664      6,145

PROVISION FOR INCOME TAXES                    1,473       1,579      1,000
                                           --------    --------   --------

NET INCOME                                 $  4,528    $  4,085   $  5,145
                                           ========    ========   ========

EARNINGS PER SHARE:
  Basic                                    $   1.22    $   1.11   $   1.41
                                           ========    ========   ========
  Diluted                                  $   1.21    $   1.10   $   1.39
                                           ========    ========   ========

See notes to consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                ACCUMULATED
                                                 COMMON STOCK                                      OTHER
                                             --------------------    COMPREHENSIVE   RETAINED  COMPREHENSIVE
                                               SHARES     AMOUNT         INCOME       EARNINGS      INCOME        TOTAL
Balance, January 1, 1997                     3,647,376   $ 9,896                     $ 13,327      $  677       $ 23,900

Comprehensive income:
  Net income                                                            $ 5,145         5,145                      5,145
  Other comprehensive income,
    net of tax of $297:
    Unrealized gain (loss) on available
      for sale securities, net of
      reclassification adjustment of $180                                   399                       399            399
    Minimum pension liability adjustments                                  (359)                     (359)          (359)
                                                                        -------

           Total comprehensive income                                   $ 5,185
                                                                        =======

  Stock options exercised                       30,808       133                                                     133
  Tax benefit derived from the
    exercise of stock options                                132                                                     132
  Cash dividend paid on common
    stock ($.175 per share)                                                              (640)                      (640)
  Cash dividend declared on common
    stock ($.175 per share)                                                              (644)                      (644)
                                             ---------   -------                     --------      ------       --------
Balance, December 31, 1997                   3,678,184    10,161                       17,188         717         28,066

Comprehensive income:
  Net income                                                            $ 4,085         4,085                      4,085
  Other comprehensive income,
    net of tax of $8:
    Unrealized gain (loss) on available
      for sale securities, net of
      reclassification adjustment $705                                     (682)                     (682)          (682)
    Minimum pension liability adjustments                                    18                        18             18
                                                                       --------
           Total comprehensive income                                  $  3,421
                                                                       ========
  Stock issued and options exercised            12,036        42                                                      42
  Tax benefit derived from the
    exercise of stock options                                 34                                                      34
  Cash dividend paid on common
    stock ($.175 per share)                                                              (645)                      (645)
  Cash dividend declared on common
    stock ($.20 per share)                                                               (738)                      (738)
                                             ---------   -------                     --------      ------       --------
Balance, December 31, 1998                   3,690,220    10,237                       19,890          53         30,180

  Comprehensive income:
    Net income                                                         $  4,528         4,528                      4,528
    Other comprehensive income,
      net of tax of $129:
      Unrealized gain (loss) on available
        for sale securities                                                (198)                      (198)         (198)
      Minimum pension liability adjustments                                  28                         28            28
                                                                       --------
           Total comprehensive income                                  $  4,358
                                                                       ========

  Stock options exercised                       24,198       153                                                     153
  Tax benefit derived from the
    exercise of stock options                                 37                                                      37
  Cash dividend paid on common
    stock ($0.30 per share)                                                            (1,111)                    (1,111)
  Cash dividend declared on common
    stock ($0.10 per share)                                                              (371)                      (371)
                                             ---------   -------                     --------      ------       --------
Balance, December 31, 1999                   3,714,418   $10,427                     $ 22,936      $ (117)      $ 33,246
                                             =========   =======                     ========      ======       ========

See notes to consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------
                                                                               1999         1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  4,528    $  4,085    $  5,145
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                                  566         526         430
    Amortization of premium on securities                                            3         (70)          4
    Provision for loan and lease losses                                          1,042       1,430         770
    Loss on sale/write down of other real estate owned                             215          31         185
    Gain on sale of premises and equipment                                          (8)
    Gain on sale or calls of securities                                            (33)       (979)       (250)
    Loss (gain) on sales of loans                                                   71        (130)       (160)
    Provision (benefit) for deferred taxes                                          61         590        (675)
    Effect of changes in:
      Cash held in trust                                                           591         797      (1,670)
      Accrued interest receivable                                                 (265)        153        (158)
      Other assets                                                                (192)     (2,687)       (129)
      Accrued interest and other liabilities                                    (1,566)      1,660       1,066
                                                                              --------    --------    --------

           Net cash provided by operating activities                             5,013       5,406       4,558
                                                                              --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of FHLB stock                                                           (70)        (51)        (56)
  Purchases of interest in other real estate owned                                (533)
  Proceeds from sale of other real estate owned                                  4,854         279       1,565
  Purchases of available for sale securities                                   (25,699)    (22,538)    (23,353)
  Proceeds from sales of available for sale securities                              75       4,418       6,534
  Proceeds from maturities or calls of available for sale securities            22,625      21,999         260
  Purchases of held to maturity securities                                                              (2,082)
  Proceeds from maturities or calls of
    held to maturity securities                                                  5,789       5,275       2,842
  Proceeds from sales of loans                                                  29,729       9,925       9,619
  Net increase in loans and leases                                             (52,846)    (41,152)    (12,646)
  Purchases of premises and equipment - net                                       (590)       (907)     (1,309)
                                                                              --------    --------    --------

           Net cash used in investing activities                               (16,666)    (22,752)    (18,626)
                                                                              --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in demand deposits, demand
    accounts, and savings accounts                                               7,620      20,924       5,176
  Net increase in time certificates                                              7,760         435       4,118
  Cash dividends paid                                                           (1,849)       (645)     (1,924)
  Repurchase of company stock
  Cash received for stock options exercised                                        153          42         133
                                                                              --------    --------    --------

           Net cash provided by financing activities                            13,684      20,756       7,503
                                                                              --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                               2,031       3,410      (6,565)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                             25,352      21,942      28,507
                                                                              --------    --------    --------

  End of year                                                                 $ 27,383    $ 25,352    $ 21,942
                                                                              ========    ========    ========

ADDITIONAL INFORMATION:
  Transfer of foreclosed loans from
    loans receivable to other real
    estate owned                                                              $  4,041    $    673    $  1,893
                                                                              ========    ========    ========
  Cash payments:
    Income tax payments                                                       $  1,600    $    775    $  1,849
                                                                              ========    ========    ========
    Interest payments                                                         $  8,239    $  8,600    $  8,620
                                                                              ========    ========    ========

See notes to consolidated financial statements

NORTH VALLEY BANCORP AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

    On October 4, 1999, the Company and Six Rivers National Bank (SRNB) (headquartered in Eureka, California) announced the signing of a proposed merger agreement and plan of reorganization which, if approved by the stockholders of the two organizations and by the regulatory authorities, is expected to be completed in the second quarter of the year 2000 and will result in the merger of SRNB into the Company with SRNB to be operated as a wholly-owned subsidiary of the Company. The agreement provides for SRNB stockholders to receive shares of the Company in exchange for SRNB stock based on a formula which is dependent on the average closing price of the Company stock in a tax free exchange to be accounted for as a pooling of interest.

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

    INVESTMENTS - The Company's policy with regard to investments is as follows:

             TRADING SECURITIES ARE CARRIED AT FAIR VALUE. Changes in fair value are included in other operating income. The Company did not have any securities classified as trading at December 31, 1999 and 1998.

             AVAILABLE FOR SALE SECURITIES are carried at fair value and represent securities not classified as trading securities nor as held to maturity securities. Unrealized gains and losses resulting from changes in fair value are recorded, net of tax, as a net amount within accumulated other comprehensive income, which is a separate component of stockholders' equity. Gains or losses on disposition are recorded in other operating income based on the net proceeds received and the carrying amount of the securities sold, using the specific identification method.

             HELD TO MATURITY SECURITIES are carried at cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. The Company's policy of carrying such investment securities at amortized cost is based upon its ability and management's intent to hold such securities to maturity.

    LOANS AND LEASES - Loans and leases are reported at the principal amount outstanding, net of unearned income, including deferred loan fees and the allowance for loan and lease losses.

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

    Direct financing leases are carried net of unearned income. Income from leases is recognized by a method that approximates a level yield on the outstanding net investment in the lease.

    DEFERRED LOAN FEES - Loan fees and certain related direct costs to originate loans are deferred and amortized to income by a method that approximates a level yield over the contractual life of the underlying loans.

    ALLOWANCE FOR LOAN AND LEASE LOSSES - The allowance for loan and lease losses is established through a provision for loan and lease losses charged to operations. Loans and leases are charged against the allowance for loan and lease losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. Management attributes general reserves to different types of loans using percentages which are based upon perceived risk associated with the portfolio and underlying collateral, historical loss experience, and vulnerability to changing economic conditions which may affect the collectibility of the loans. Specific reserves are allocated for impaired loans and leases, for loans and leases which have experienced a decline in internal grading, and when management believes additional loss exposure exists. Although the allowance for loan and lease losses is allocated to various portfolio segments, it is general in nature and is available for the loan and lease portfolio in its entirety. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and leases commitments to extend credit. Actual amounts could differ from those estimates.

    The Company considers a loan or lease impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans and leases is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on the fair value of the collateral.

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

    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE - North Valley Bancorp's only significant operating unit is North Valley Bank, a commercial bank, which offers similar products and services to customers located in Shasta and Trinity Counties in Northern California. The Company does not have any single customer that accounts for more than 10% of its revenue. Accordingly, management evaluates the Company's performance as a single business segment and does not allocate resources based on the performance of different lending or transaction activities.

    COMPREHENSIVE INCOME - Comprehensive income includes net income and other comprehensive income which represents the change in its net assets during the period from nonowner sources. The components of other comprehensive income for the Company include the unrealized gain or loss on available-for-sale securities and adjustments to minimum pension liability and are presented net of tax.

    NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, firm commitments or anticipated transactions and measured as effective and ineffective when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged through current earnings. Any ineffective portion of hedges will be recognized in current earnings. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting For Derivative Instruments and Hedging Activities" - Deferral of the Effective Date of FASB Statement No. 133. This statement defers the effective date of Statement No. 133 for all entities, which have not yet adopted the Statement, to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The adoption of SFAS No. 133 and No. 137 is not expected to significantly impact the Company's earnings or financial position.

    RECLASSIFICATIONS - Certain amounts in 1998 and 1997 have been reclassified to conform with the 1999 financial statement presentation.

2.    RESTRICTED CASH BALANCES

    The Bank is subject to regulation by the Federal Reserve Board. The regulations required the Bank to maintain average cash reserve balances on hand or at the Federal Reserve Bank of $1,256,000 and $1,009,000 at December 31, 1999 and 1998. As compensation for check-clearing services, additional compensating balances of $1,000,000 are required to be maintained with the Federal Reserve Bank.

3.    SECURITIES

    At December 31, the amortized cost of securities and their approximate fair value were as follows (in thousands):

                                                                 GROSS        GROSS     CARRYING
                                                    AMORTIZED  UNREALIZED  UNREALIZED    AMOUNT
        AVAILABLE FOR SALE SECURITIES:                 COST      GAINS       LOSSES   (FAIR VALUE)
        DECEMBER 31, 1999
          Securities of U.S. government
            agencies and corporations                $ 18,697               $   (172)   $ 18,525
          Mortgage backed securities                    6,988                    (64)      6,924
          Other securities                                139   $      6         (25)        120
                                                     --------   --------    --------    --------

                                                     $ 25,824   $      6    $   (261)   $ 25,569
                                                     ========   ========    ========    ========
        DECEMBER 31, 1998
          Securities of U.S. government
            agencies and corporations                $ 21,976   $     62    $    (13)   $ 22,025
          Obligation of states and political
            subdivisions                                  625          5                     630
          Other securities                                215          5         (33)        187
                                                     --------   --------    --------    --------

                                                     $ 22,816   $     72    $    (46)   $ 22,842
                                                     ========   ========    ========    ========

                                                    CARRYING
                                                      AMOUNT     GROSS        GROSS
                                                    AMORTIZED  UNREALIZED  UNREALIZED
        AVAILABLE FOR SALE SECURITIES:                 COST      GAINS       LOSSES    FAIR VALUE

        DECEMBER 31, 1999
          Obligation of states and political
            subdivisions                             $ 28,146   $    843    $    (14)   $ 28,975
                                                     ========   ========    ========    ========

        DECEMBER 31, 1998
          Obligation of states and political
            subdivisions                             $ 33,914   $  2,025                $ 35,939
                                                     ========   ========    ========    ========

    Gross realized gains on sales or calls of securities categorized as available for sale securities were $979,000 and $250,000 in 1998 and 1997. There were no gross realized gains on sales of available for sale securities in 1999. There were no gross realized losses on sale of available for sale securities in 1999, 1998 or 1997.

    Gross realized gains on calls of securities categorized as held to maturity securities were $33,000, in 1999. There were no gross realized gains on calls of held to maturity securities in 1998 and 1997. There were no gross realized losses on calls of held to maturity securities in 1999, 1998 or 1997.

    Scheduled maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost of approximately $139,000 and a fair value of approximately $120,000) at December 31, 1999, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay with or without penalty.

                                             HELD TO MATURITY SECURITIES  AVAILABLE FOR SALE SECURITIES
                                             ---------------------------  -----------------------------
                                                 AMORTIZED
                                                   COST                             FAIR VALUE
                                                 (CARRYING                AMORTIZED (CARRYING
                                                   AMOUNT) FAIR VALUE       COST      AMOUNT)
        Due in 1 year or less                      $ 2,457   $ 2,491      $ 8,000    $ 7,950
        Due after 1 year through 5 years             9,810    10,077       10,697     10,575
        Due after 5 years through 10 years           9,188     9,539        3,985      3,954
        Due after 10 years                           6,691     6,868        3,003      2,970
                                                   -------   -------      -------    -------

                                                   $28,146   $28,975      $25,685    $25,449
                                                   =======   =======      =======    =======

    At December 31, 1999 and 1998, securities having fair value amounts of approximately $17,568,000 and $16,448,000 were pledged to secure public deposits and short-term borrowings and for other purposes required by law or contract.

4.    LOANS AND LEASES

    The Company originates loans for business, consumer and real estate activities and leases for equipment purchases. Such loans and leases are concentrated in Shasta and Trinity Counties and neighboring communities. Substantially all loans are collateralized. Generally, real estate loans are secured by real property. Commercial and other loans are secured by bank deposits or business or personal assets. Leases are generally secured by equipment. The Company's policy for requiring collateral reflects the Company's analysis of the borrower, the borrower's industry and the economic environment in which the loan would be granted. The loans and leases are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrower.

    Major classifications of loans and leases at December 31 were as follows (in thousands):

                                                     1999              1998

    Commercial                                    $  89,954        $  66,517
    Real estate - construction                        2,675            4,177
    Real estate - mortgage                           32,718           52,909
    Installment                                      71,676           56,686
    Direct financing leases                           5,395            5,585
    Other                                            15,433           13,904
                                                  ---------        ---------
              Total loans and leases receivable     217,851          199,778

    Less:
    Allowance for loan and lease losses               2,260            1,902
    Deferred loan fees                                  194              442
                                                  ---------        ---------
               Net loans and leases               $ 215,397        $ 197,434
                                                  =========        =========

    At December 31, 1999 and 1998, the Bank serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $106,862,000 and $78,568,000.

    The components of the Bank's leases receivable as of December 31 are summarized below (in thousands):

                                                             1999         1998

    Future minimum lease payments                           $ 5,505      $ 5,585
    Initial direct costs                                         26
    Unearned income                                            (136)
                                                           --------
                                                           $  5,395      $ 5,585
                                                           ========      =======

    Future  minimum lease payments receivable are as follows (in thousands):

     2000                                                        $ 1,236
     2001                                                          1,182
     2002                                                            934
     2003                                                            676
     2004 and thereafter                                           1,477
                                                                 -------
     Total                                                       $ 5,505
                                                                 =======

    There are no contingent rental payments included in income for 1999, 1998 and 1997.

    Changes in the allowance for loan and lease losses for the years ended December 31, were as follows (in thousands):

                                            1999          1998          1997
    Balance, beginning of year            $  1,902       $ 1,702       $ 1,254
    Provision charged to operations          1,042         1,430           770
    Loans charged off                       (1,210)       (1,360)         (362)
    Recoveries                                 526           130            40
                                          --------       -------       -------
    Balance, end of year                  $  2,260       $ 1,902       $ 1,702
                                          ========       =======       =======

5.    IMPAIRED AND NONPERFORMING LOANS AND LEASES

    At December 31, 1999 and 1998, the recorded investment in loans and leases for which impairment has been recognized was approximately $374,000 and $2,871,000. Of the 1999 balance, approximately $120,000 has a related valuation allowance of $43,000. The remaining $254,000 did not require a valuation allowance. Of the 1998 balance approximately $2,269,000 has a related valuation allowance of $227,000. The remaining $602,000 did not require a valuation allowance. For the years ended December 31, 1999, 1998 and 1997, the average recorded investment in loans and leases for which impairment has been recognized was approximately $1,411,000, $3,201,000 and $3,455,000. During the portion of the year that the loans and leases were impaired the Company recognized interest income of approximately $193,000, $232,000 and $153,000 for cash payments received in 1999, 1998 and 1997.

    Nonperforming   loans  and  leases  at  December  31  were  as  follows  (in thousands):

                                                          1999          1998

Nonaccrual loans and leases                             $   346       $ 2,307
Loans and leases 90 days past due
  but still accruing interest                               223           364
                                                        -------       -------
           Total nonaccrual and 90 days
             past due loans and leases                  $   569       $ 2,671
                                                        =======       =======


    If interest on nonaccrual loans and leases had been accrued, such income would have approximated $28,000 in 1999, $132,000 in 1998 and $32,000 in 1997.
Interest  income of $14,000 in 1999,  $33,000 in 1998,  and  $28,000 in 1997 was
recorded when it was received on the nonaccrual loans and leases.

    At December 31, 1999, there were no commitments to lend additional funds to borrowers whose loans and leases were classified as nonaccrual.

6.    PREMISES AND EQUIPMENT

    Major   classifications  of  premises  and  equipment  at  December  31  are summarized as follows (in thousands):

                                                               1999       1998

    Land                                                     $ 1,169    $ 1,080
    Buildings and improvements                                 4,139      4,075
    Furniture, fixtures and equipment                          5,329      4,902
    Leasehold improvements                                       432        422
                                                             -------    -------
                                                              11,069     10,479
    Accumulated depreciation and amortization                 (6,009)    (5,451)
                                                             -------    -------
                                                             $ 5,060    $ 5,028
                                                             =======    =======


    Building and equipment rental expense was approximately $162,000 for the year ended December 31, 1999 and $90,000 and $77,000 for the years ended December 31, 1998 and 1997.

7.    OTHER ASSETS

    Major classifications of other assets at December 31 were as follows (in thousands):

                                                              1999        1998

    Cash surrender value of life insurance policies          $ 4,650    $ 3,850
    Deferred taxes                                             1,603      1,580
    Prepaid expenses                                             990        781
    Other                                                        704      1,522
                                                             -------    -------
               Total                                         $ 7,947    $ 7,733
                                                             =======    =======

8.    DEPOSITS

    The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $23,753,000 and $18,469,000 at December 31, 1999 and 1998.
Interest expense incurred on such time certificates of deposit was $1,009,000, $713,000, and $925,000, for the years ended December 31, 1999, 1998 and 1997.

    At December 31, 1999, the scheduled maturities of all time deposits was as follows (in thousands):

    YEARS                                                              AMOUNT

    2000                                                              $ 121,791
    2001                                                                  4,008
    2002                                                                    467
    2003                                                                     57
    2004 and thereafter                                                      31
                                                                      ---------
                                                                      $ 126,354
                                                                      =========

9.    LINES OF CREDIT

    At December 31, 1999, the Bank had the following lines of credit with correspondent banks to purchase federal funds (in thousands):

TYPE                                           AMOUNT         EXPIRATION

Unsecured                                        $ 3,000   May 30, 2001
Unsecured                                        $ 7,500   July 31, 2000
Secured:
  First deeds of trust on eligible
    1-4 unit residential loans                   $ 9,903   Quarterly
  First deeds of trust on eligible
    commercial real estate loans                 $15,332   February 12, 2000


10.   INCOME TAXES

    The provision for income taxes for the years ended December 31, was as follows (in thousands):

                                                           1999       1998       1997
Currently payable:
  Federal                                                $ 1,188    $   459    $ 1,185
  State                                                      224        530        490
                                                         -------    -------    -------

           Total                                           1,412        989      1,675
                                                         -------    -------    -------

Deferred taxes (benefits):
  Federal                                                     26        565       (539)
  State                                                       35         25       (136)
                                                         -------    -------    -------

           Total                                              61        590       (675)
                                                         -------    -------    -------

Total                                                    $ 1,473    $ 1,579    $ 1,000
                                                         =======    =======    =======

    The effective federal tax rate for the years ended December 31, differs from the statutory tax rate as follows:


                                                           1999       1998        1997

Federal income tax at statutory rates                       35.0%      35.0%      35.0%
State income taxes net of federal
  income tax benefit                                         2.9        6.5        3.8
Tax exempt income                                          (11.5)     (13.7)     (13.6)
Officer's life insurance proceeds                                                 (6.3)
Other                                                       (1.8)       0.1       (2.6)
                                                         -------    -------    -------
                                                            24.6%      27.9%      16.3%
                                                         =======    =======    =======

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset at December 31, are as follows (in thousands):

                                                           1999               1998
Deferred tax assets:
  Accrued pension obligation                             $   735            $   673
  Allowance for loan losses                                  653                522
  Deferred compensation                                      622                635
  Alternative minimum tax credit                             141
  Deferred loan fee income                                    96                201
  Accrued severance                                                              62
  Unrealized loss on securities available for sale            76
  California franchise tax                                     3
                                                         -------            -------
           Total deferred tax assets                       2,326              2,093
                                                         -------            -------

Deferred tax liabilities:
  Other                                                     (197)              (342)
  Tax depreciation in excess of book depreciation           (160)              (133)
  Mark to market adjustment                                 (130)               (23)
  OMSR adjustment                                           (138)
  FHLB stock dividend                                        (98)
  Unrealized gain on securities available for sale                               (8)
  California franchise tax                                                       (7)
                                                         -------            -------
           Total deferred tax liabilities                   (723)              (513)
                                                         -------            -------
           Net deferred tax asset                        $ 1,603            $ 1,580
                                                         =======            =======

    The Company believes that it is more likely than not that it will realize the above deferred tax assets in the future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

11.   RETIREMENT AND DEFERRED COMPENSATION PLANS

    Substantially all employees with at least one year of service participate in a Company-sponsored employee stock ownership plan (ESOP). The Company made contributions to the ESOP of $60,000 in 1999, 1998 and 1997, respectively. At December 31, 1999, the ESOP owned approximately 167,000 shares of the Company's stock.

    The Company maintains a 401(k) plan covering employees who have completed 1,000 hours of service during a 12-month period and are aged 21 or older. Voluntary employee contributions are partially matched by the Company. The Company made contributions to the Plan for the years ended December 31, 1999, 1998, and 1997 of $34,000, $26,000, and $20,000, respectively.

    The Company has a nonqualified executive deferred compensation plan for key executives and directors. Under this plan, participants voluntarily elect to defer a portion of their salary, bonus or fees and the Company is required to credit these deferrals with interest. The Company's deferred compensation obligation of $1,424,000 and $1,415,000 as of December 31, 1999 and 1998,
respectively, is included in accrued interest and other liabilities.

    The Company has a supplemental retirement plan for directors and a supplemental executive retirement plan covering key executives. These plans are nonqualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies ($4,650,000 and $3,850,000 at December 31, 1999 and 1998, respectively) to pay the retirement obligations. The accrued pension obligation of $2,108,000 and $2,325,000 as of December 31, 1999 and 1998,
respectively, is included in accrued interest and other liabilities.

    The following table sets forth the plans' status at December 31 (in thousands):

                                                           1999        1998

Change in projected benefit obligation
  Projected benefit obligation at beginning of year       $(2,605)   $(2,525)
  Service cost                                                (61)       (38)
  Interest cost                                              (164)      (153)
  Benefits paid                                               219        114
  Actuarial gain (loss)                                       267         (3)
  Plan amendments                                             (18)
                                                          -------    -------
           Projected benefit obligation at end of year     (2,362)    (2,605)
                                                          -------    -------

CHANGE IN PLAN ASSETS

  Fair value of plan assets at beginning of year               --         --
  Fair value of plan assets at end of year                     --         --

FUNDING

  Funded (unfunded) status                                 (2,362)    (2,605)
  Unrecognized transitional amount                            150        175
  Unrecognized prior service cost                             426        439
  Unrecognized net actuarial (gain) loss                      (77)       193
                                                          -------    -------
           Net amount recognized (accrued pension cost)   $(1,863)   $(1,798)
                                                          =======    =======

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31

  Discount rate                                              7.36%      6.41%
  Rate of compensation increase (supplemental                6.00%      6.00%
    executive retirement plan only)
  Expected return on plan assets                            N/A        N/A

    The elements of pension costs for the unqualified defined benefit pension plans at December 31 are as follows (in thousands):

                                                          1999    1998   1997
COMPONENTS OF NET PERIODIC BENEFITS COST
  Service cost                                            $ 61   $ 38
  Interest cost                                            164    153   $140
  Amortization of net obligation at transition              25     25     31
  Amortization of prior service cost                        31     31
  Recognized net actuarial loss                              4      5     17
                                                          ----   ----   ----
           Net periodic benefit cost                      $285   $252   $188
                                                          ====   ====   ====

THE NET PERIODIC PENSION COST WAS DETERMINED
  USING THE FOLLOWING ASSUMPTIONS

  Discount rate                                           7.36%  6.41%  6.11%
  Rate of compensation increase (supplemental executive
    retirement plan only)                                 6.00%  6.00%  6.00%
  Expected return on plan assets                           N/A    N/A    N/A

12.   STOCK BASED COMPENSATION

    During 1999 and 1998, each director was awarded 600 shares of common stock, resulting in an additional 4,200 shares being issued each year.

    Under the Company's stock option plans as of December 31, 1999, 636,347 shares of the Company's common stock remained available for grants to directors and employees of the Bank. Under the Director Plan, options may not be granted at a price less than 85% of fair market value at the date of the grant. Under the Employee Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under both plans, options may be exercised over a ten year term and vest ratably over four years from the date of the grant. A summary of stock options follows:

                                                                         WEIGHTED
                                                                          AVERAGE
                                                             OPTIONS   EXERCISE PRICE
Outstanding, January 1, 1997                                  75,776    $    4.78
  39,618 exercisable at weighted average price of $3.56
    Granted                                                   14,000         9.32
    Exercised                                                (30,808)        4.32
    Expired or canceled                                       (9,040)        7.33
                                                            --------

Outstanding,  December 31, 1997                               49,928         5.69
  27,288 exercisable at weighted average price of $4.36
    Granted                                                   61,000        15.10
    Exercised                                                 (7,836)        5.31
    Expired or canceled                                       (1,600)       12.75
                                                            --------

Outstanding, December 31, 1998                               101,492        11.34
  41,372 exercisable at weighted average price of $7.94
    Granted                                                  406,000        11.23
    Exercised                                                (19,998)        7.63
    Expired or canceled                                      (10,500)       12.20
                                                            --------

Outstanding, December 31, 1999
  119,994 exercisable at weighted average price of $10.86    476,994    $   11.38
                                                            ========    =========

    Information about stock options outstanding at December 31, 1999 is summarized as follows:

                                                            Weighted                      Weighted
                                                             Average                       Average
                                            Average         Exercise                      Exercise
      Range of                             Remaining        Price of                      Price of
      Exercise            Options         Contractual        Options       Options         Options
       Prices           Outstanding      Life (Years)      Outstanding   Exercisable     Exercisable
       ------           -----------      ------------      -----------   -----------     -----------
     $2.69-$3.35            7,096             2             $  3.00          7,096          $ 3.00
     $5.10-$6.09           12,000             5             $  5.60         12,000          $ 5.60
     $8.29-$9.14           11,000             7             $  8.77          6,200          $ 8.70
    $10.20-$10.88          39,400             9             $ 10.18          2,600         $ 10.72
       $10.31             210,000             9             $ 10.31         42,000         $ 10.31
       $12.75              10,998             8             $ 12.75          3,798         $ 12.75
       $12.88             141,500             9             $ 12.88         28,300         $ 12.88
       $15.94              45,000             8             $ 15.94         18,000         $ 15.94

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

                                                        1999        1998           1997
Net income:
  As reported                                         $ 4,528      $ 4,085        $ 5,145
  Pro forma                                           $ 4,289      $ 4,011        $ 5,122

Basic earnings per common share:

  As reported                                          $ 1.22       $ 1.11         $ 1.41
  Pro forma                                            $ 1.16       $ 1.09         $ 1.40

Diluted earnings per common and equivalent share:

  As reported                                          $ 1.21       $ 1.10         $ 1.39
  Pro forma                                            $ 1.15       $ 1.08         $ 1.38

    The fair value of the options granted during 1999, 1998 and 1997 is estimated as $985,000, $311,000, and $45,000 on the date of grant using a binomial option-pricing model with the following assumptions: $0.40 annual dividend, volatility of 22.31%, 21.89% and 15.19%, risk-free interest rate of 5.00%, 5.40% and 6.36%, assumed forfeiture rate of zero, and an expected life of seven years in 1999 and six years in 1998 and 1997. The weighted average per share fair value of the 1999, 1998 and 1997 awards was $2.43, $5.10, and $3.22. The impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculations; accordingly the 1996 - 1999 pro forma adjustments are not indicative of future pro forma adjustments when the calculation will apply to all applicable stock options.

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

    There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the years ended December 31 is reconciled as follows:

                                                            1999     1998    1997
CALCULATION OF BASIC EARNINGS PER SHARE
Numerator - net income                                     $4,528   $4,085   $5,145
Denominator - weighted average common shares outstanding    3,703    3,684    3,658
                                                           ------   ------   ------

           Basic earnings per share                        $ 1.22   $ 1.11   $ 1.41
                                                           ======   ======   ======

CALCULATION OF DILUTED EARNINGS PER SHARE

Numerator - net income                                     $4,528   $4,085   $5,145
Denominator:
  Weighted average common shares outstanding                3,703    3,684    3,658
  Dilutive effect of outstanding options                       41       36       44
                                                           ------   ------   ------

           Weighted average common shares outstanding -
             diluted                                        3,744    3,720    3,702
                                                           ------   ------   ------
           Diluted earnings per share                      $ 1.21   $ 1.10   $ 1.39
                                                           ======   ======   ======

14.   COMMITMENTS AND CONTINGENCIES

    The Company is involved in a number of legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the financial statements.

    The Bank was contingently liable under letters of credit issued on behalf of its customers in the amount of $2,366,000 and $485,000 at December 31, 1999 and 1998. At December 31, 1999, commercial and consumer lines of credit, and real estate loans of approximately $24,014,000 and $3,381,000 were undisbursed. At December 31, 1998, commercial and consumer lines of credit, and real estate loans of approximately $23,975,000 and $2,191,000 were undisbursed.

    Loan commitments are typically contingent upon the borrower meeting certain financial and other covenants and such commitments typically have fixed expiration dates and require payment of a fee. As many of these commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Company evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits or business or personal assets.

    Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to inventory purchases by the Company's commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Virtually all of such commitments are collateralized.

    These instruments involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss.

15.   RELATED PARTY TRANSACTIONS

    At December 31, 1999 and 1998, certain officers and directors and their associates were indebted to the Bank for loans made on substantially the same terms, including interest rates and collateral, as comparable transactions with unaffiliated parties.

    A summary of activity for the years ended December 31, 1999 and 1998 is as follows (in thousands; renewals are not reflected as either new loans or repayments):

                                                        1999              1998

Beginning balance                                     $ 1,750           $ 2,885
Borrowings                                                626               679
Repayments                                               (219)           (1,707)
Directors or officers no longer
  associated with the Company                             (34)             (107)
                                                     --------          --------
Ending balance                                       $  2,123          $  1,750
                                                     ========          ========

16.   REGULATORY MATTERS

    The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and, possibly, additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and the Bank's prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

    The most recent notifications from the Federal Deposit Insurance Corporation for the Bank as of December 31, 1999 and 1998, categorized the Bank as well capitalized under the regulatory framework for prompt correction action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

    The Company's and the Bank's actual capital amounts (in thousands) and ratios are also presented, respectively, in the following tables.

                                                                                                         TO BE WELL
                                                                                                      CAPITALIZED UNDER
                                                                        FOR CAPITAL                   PROMPT CORRECTIVE
                                                 ACTUAL              ADEQUACY PURPOSES                ACTION PROVISIONS
                                        -----------------------    ------------------------       ------------------------
                                                                      MINIMUM      MINIMUM           MINIMUM    MINIMUM
                                        AMOUNT         RATIO          AMOUNT        RATIO            AMOUNT      RATIO
COMPANY
As of December 31, 1999:
  Total capital
    (to risk weighted assets)              $ 35,398      15.10 %         $ 18,758     8.00 %            N/A        N/A
  Tier I capital
    (to risk weighted assets)              $ 33,138      14.13 %          $ 9,379     4.00 %            N/A        N/A
  Tier I capital
    (to average assets)                    $ 33,138      10.47 %         $ 12,659     4.00 %            N/A        N/A

As of December 31, 1998:
  Total capital
    (to risk weighted assets)              $ 31,490      15.05 %         $ 16,739     8.00 %            N/A        N/A
  Tier I capital
    (to risk weighted assets)              $ 29,588      14.14 %          $ 8,369     4.00 %            N/A        N/A
  Tier I capital
    (to average assets)                    $ 29,588      10.18 %         $ 11,626     4.00 %            N/A        N/A

BANK
As of December 31, 1999:
  Total capital
    (to risk weighted assets)              $ 34,477      14.70 %         $ 18,759     8.00 %         $ 23,449     10.00 %
  Tier I capital
    (to risk weighted assets)              $ 32,217      13.74 %          $ 9,379     4.00 %         $ 14,069      6.00 %
  Tier I capital
    (to average assets)                    $ 32,217      10.20 %         $ 12,640     4.00 %         $ 15,800      5.00 %

As of December 31, 1998:
  Total capital
    (to risk weighted assets)              $ 29,380      14.08 %         $ 16,697     8.00 %         $ 20,871     10.00 %
  Tier I capital
    (to risk weighted assets)              $ 27,478      13.17 %          $ 8,349     4.00 %         $ 12,523      6.00 %
  Tier I capital
    (to average assets)                    $ 27,478       9.49 %         $ 11,583     4.00 %         $ 14,478      5.00 %

    Under federal and California state banking laws, dividends paid by the Bank to the Company in any calendar year may not exceed certain limitations without the prior written approval of the appropriate bank regulatory agency. At

December 31, 1999, the amount available for such dividends without prior written approval was approximately $9,609,000. Similar restrictions apply to the amounts and terms of loans, advances and other transfers of funds from the Bank to the Company.

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. Although management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimating technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Fair value has not been adjusted to reflect changes in market conditions subsequent to December 31, 1999, therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

    The following estimates and assumptions were used as of December 31, 1999 and 1998 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

      (a) CASH AND CASH EQUIVALENTS - The carrying amount represents a reasonable estimate of fair value.

      (b) SECURITIES - Held to maturity securities are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Available for sale securities are carried at fair value.

      (c) LOANS AND LEASES - Commercial loans, residential mortgages, construction loans and direct financing leases, are segmented by fixed and adjustable rate interest terms, by maturity, and by performing and nonperforming categories.

               The fair value of performing loans and leases is estimated by discounting contractual cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Assumptions regarding credit risk, cash flow, and discount rates are judgmentally determined using available market information.

               The fair value of nonperforming loans and leases and loans and leases delinquent more than 30 days is estimated by discounting estimated future cash flows using current interest rates with an additional risk adjustment reflecting the individual characteristics of the loans.

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

    The estimated fair values of the Company's financial instruments as of December 31, are as follows (in thousands):

                                                  1999                  1998
                                           -------------------   -------------------
                                           CARRYING     FAIR     CARRYING     FAIR
                                            AMOUNT      VALUE     AMOUNT      VALUE
FINANCIAL ASSETS
  Cash and cash equivalents                $ 27,383   $ 27,383   $ 25,352   $ 25,352
  Securities:
    Available for sale                     $ 25,569   $ 25,569   $ 22,842   $ 22,842
    Held to maturity                       $ 28,146   $ 28,975   $ 33,914   $ 35,939
  Loans and leases                         $215,397   $212,189   $197,434   $200,639
  Cash surrender value of life insurance   $  4,650   $  4,650   $  3,850   $  3,850

FINANCIAL LIABILITIES
  Deposits                                 $275,261   $275,455   $259,881   $260,238

18.   PARENT COMPANY ONLY - CONDENSED FINANCIAL INFORMATION

    The condensed financial statements of North Valley Bancorp are presented below (in thousands except share amounts):

NORTH VALLEY BANCORP

CONDENSED BALANCE SHEETS
DECMEBER 31, 1999 AND 1998
--------------------------------------------------------------------------------
ASSETS                                                 1999         1998

  Cash and cash equivalents                          $   455      $ 2,332
  Available for sale securities at fair value            120          187
  Investments in subsidiaries                         32,555       28,326
  Dividend receivable                                    372
  Other assets                                           115          208
                                                     -------      -------
           Total                                     $33,617      $31,053
                                                     =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

  Dividend payable                                   $   371      $   738
  Other liabilities                                                   135
  Stockholders' equity                                33,246       30,180
                                                     -------      -------
           Total                                     $33,617      $31,053
                                                     =======      =======

NORTH VALLEY BANCORP

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

------------------------------------------------------------------------------------

                                                       1999        1998       1997
INCOME:
  Dividends from subsidiaries                         $   372    $   645    $ 2,024
  Other income                                             14        963        489
                                                      -------    -------    -------

           Total income                                   386      1,608      2,513

EXPENSE:

  Legal and accounting                                    102        112         74
  Other                                                    81        101        251
  Merger and acquisition expense                          149
  Taxes                                                   (67)       210
                                                      -------    -------    -------
           Total expense                                  265        423        325
                                                      -------    -------    -------

Income (loss) before equity in undistributed income
  of subsidiaries                                         121      1,185      2,188
Equity in undistributed income of subsidiaries          4,407      2,900      2,957
                                                      -------    -------    -------
Net income                                              4,528      4,085      5,145

Other comprehensive income, net of tax                   (170)      (664)        40
                                                      -------    -------    -------
Total comprehensive income                            $ 4,358    $ 3,421    $ 5,185
                                                      =======    =======    =======

NORTH VALLEY BANCORP

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-----------------------------------------------------------------------------------------------

                                                                   1999       1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 4,528    $ 4,085    $ 5,145
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Equity in undistributed income of subsidiaries                (4,407)    (2,900)    (2,957)
    Gain on sale of available for sale securities                              (913)      (187)
    Effect of changes in:
      Other assets                                                   130        (38)
      Other liabilities                                             (135)       139
      Dividends receivable                                          (372)                  650
                                                                 -------    -------    -------

           Net cash provided by (used in) operating activities      (256)       373      2,651
                                                                 -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available for sale securities                                    (582)      (871)
  Proceeds from sale of available for sale securities                 75      2,590        297
                                                                 -------    -------    -------
           Net cash provided by (used in)
             investing activitities                                   75      2,008       (574)
                                                                 -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid                                             (1,849)      (645)    (1,924)
  Stock options exercised                                            153         42        133
                                                                 -------    -------    -------
           Net cash used in financing activities                  (1,696)      (603)    (1,791)
                                                                 -------    -------    -------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                (1,877)     1,778        286

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                2,332        554        268
                                                                 -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $   455    $ 2,332    $   554
                                                                 =======    =======    =======

                                     *****

                                INDEX OF EXHIBITS

                                                                      SEQUENTIAL
EXHIBIT NO.      EXHIBIT NAME                                           PAGE NO.
-----------      ------------                                         ----------

2                Agreement  and  Plan of  Reorganization  and  Merger,     *
                 dated  as  of  October  3,  1999   (incorporated   by
                 reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on October 12, 1999).

3(a)             Articles of  incorporation,  as amended and restated.     *
                 Incorporated by reference from Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the quarter end June 30, 1998,filed with the Commission (hereinafter, "June 30, 1998 10-Q").

3(b)             By-laws of the  Registrant,  as amended and restated.     *
                 Incorporated by reference from Exhibit 3(ii) to the Company's June 30, 1998 10Q.

10(a)            Shareholder   Protection  Rights   Agreement,   dated     *
                 September 9, 1999  (incorporated  by  reference  from
                 Exhibit 4 to the Company's Current Report on Form 8-K filed with the Commission on September 23, 1999).

10(b)            By-laws of the  Registrant,  as amended and restated.     *
                 Incorporated by reference from Exhibit 3(ii) to the Company's June 30, 1998 10Q.

10(c)            North Valley Bancorp 1989 Employee Stock Option Plan,     *
                 as amended.  Incorporated  by reference  from Exhibit
                 4.5  to  Post-Effective  Amendment  No.  One  to  the
                 Company's Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December 26, 1989 (hereinafter, the "1989 S-8 Amendment").

10(d)            North Valley Bancorp 1989 Employee Nonstatutory Stock     *
                 Option  Agreement.  Incorporated  by  reference  from
                 Exhibit 4.3 to the 1989 S-8 Amendment.

10(e)            North Valley Bancorp 1989 Director Stock Option Plan,     *
                 as amended.  Incorporated  by reference  from Exhibit
                 4.5  to  Post-Effective  Amendment  No.  One  to  the
                 Company's Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December 26, 1989 (hereinafter, the "1989 S-8 Amendment").

10(f)            North Valley Bancorp 1989 Director Nonstatutory Stock     *
                 Option  Agreement.  Incorporated  by  reference  from
                 Exhibit 4.4 to the 1989 S-8 Amendment.

10(g)            Employee  Stock   Ownership   Plan,  as  amended  and     *
                 restated as of January 1, 1987. Incorporated by reference from Exhibit 10(x) to the Company's 1993
                 10-K.

10(h)            Amendment No. 3 to the Employee Stock Ownership Plan.     *
                 Incorporated by reference from Exhibit 10(ee) to the Company's 1994 10-KSB.

10(i)            Amendment No. 4 to the Employee Stock Ownership Plan,     *
                 dated August 19, 1997. Incorporated by reference from
                 Exhibit 10 (kk) to the Company's 1997 10-KSB.

                                                                      SEQUENTIAL
EXHIBIT NO.      EXHIBIT NAME                                           PAGE NO.
-----------      ------------                                         ----------

10(j)            Management Incentive Plan.  Incorporated by reference     *
                 from Exhibit 10(c) to the Company's 984 10K.

10(k)            Supplemental Executive Retirement Plan.  Incorporated     *
                 by reference from Exhibit 10(I) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (hereinafter, the "1988 10-K").

10(l)            Executive Deferred Compensation Plan. Incorporated by     *
                 reference  from Exhibit 10(j) to the  Company's  1988
                 10-K.

10(m)            Supplemental    Retirement    Plan   for   Directors.     *
                 Incorporated by reference from Exhibit 10(k) to the Company's 1988 10-K.

10(n)            Legal Services Agreement with Wells, Wingate, Small &     *
                 Graham. Incorporated by reference from Exhibit 10(q) to the Company's 1987 10-K.

10(o)            Employment  Agreement  of  Martin R.  Sorensen  dated     *
                 February  2, 1998.  Incorporated  by  reference  from
                 Exhibit 0(x) to the  Company's  Annual Report on Form
                 10-K for the fiscal year ended December 31, 1998, filed with the Commission (hereinafter "1998 10-K").

10(p)            Sales  Agreement  with  Federated   Securities  Corp.     *
                 Incorporated by reference from Exhibit 10(gg) to the Company's 1995 10-KSB.

10(q)            Linsco/Private  Ledger,  Inc. Full Service  Brokerage     *
                 Agreement. Incorporated by reference from Exhibit 10(hh) to the Company's 1995 10-KSB.

10(r)            Executive  Deferred   Compensation  Plan,   effective     *
                 1-1-89, restated 4-1-95. Incorporated by reference from Exhibit 10(dd) to the Company's 1997 10-KSB.

10(s)            Directors'  Deferred   Compensation  Plan,  effective     *
                 4-1-95. Incorporated by reference from Exhibit 10(ee) to the Company's 1997 10-KSB.

10(t)            Umbrella  TrustTM for  Directors,  effective  4-1-95.     *
                 Incorporated by reference from Exhibit 10(ff) to the Company's 1997 10-KSB.

10(u)            Umbrella  TrustTM for  Directors,  effective  4-1-95.     *
                 Incorporated by reference from Exhibit 10(ff) to the Company's 1997 10-KSB.

10(v)            Umbrella  TrustTM for Executives,  effective  4-1-95.     *
                 Incorporated by reference from Exhibit 10(gg) to the Company's 1997 10-KSB.

10(w)            Indemnification Agreement.  Incorporated by reference     *
                 from Exhibit 10 to the Company's June 30, 1998 10Q.

                                                                      SEQUENTIAL
EXHIBIT NO.      EXHIBIT NAME                                           PAGE NO.
-----------      ------------                                         ----------

10(x)            North Valley  Bancorp 1998 Employee  Stock  Incentive     *
                 Plan  as   amended   through   September   9,   1999.
                 Incorporated by reference from Exhibit 10 to the Company's current report on Form 8-K filed with the Commission on September 23, 1999.

10(y)            North Valley  Bancorp 1999 director Stock Option Plan     *
                 (incorporated by reference from Annex A to the Company's Definitive Proxy Statement filed with the Commission on April 23, 1999).

10(z)            Amendment  No. Two to the North  Valley  Bancorp 1989     *
                 Director Stock Option Plan. Incorporated by reference from Exhibit 10(v) to the Company's December 31, 1998
                 10K.

21               List of Subsidiaries.                                     63

23               Consent of Deloitte & Touche, L.L.P.                      64

27               Financial Data Schedule.                                  65


------------
* Previously filed.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP

By: /s/ Michael J. Cushman
    -------------------------------------------
Michael J. Cushman
President and Chief Executive Officer

 /s/ Sharon L. Benson
-----------------------------------------------
Sharon L. Benson
Senior Vice President & Chief Financial Officer

/s/ Jack R. Richter
-----------------------------------------------
Jack R. Richter
Senior Vice President & Chief Operating Officer


DATE:  March 29, 2000

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE               TITLE                            DATE
------------------               -----                            ----


/s/ Michael J. Cushman           Director                         March 29, 2000
-----------------------          --------
Michael J. Cushman

/s/ Rudy V. Balma                Director                         March 29, 2000
-----------------------          --------
Rudy V. Balma

/s/ William W. Cox               Director                         March 29, 2000
-----------------------          --------
William W. Cox

/s/ Royce L. Friesen             Director                         March 29, 2000
----------------------           --------
Royce L. Friesen

/s/ Dan W. Ghidinelli            Director                         March 29, 2000
-----------------------          --------
Dan W. Ghidinelli

/s/ Thomas J. Ludden             Director                         March 29, 2000
-----------------------          --------
Thomas J. Ludden

/s/ Douglas M. Treadway          Director                         March 29, 2000
-----------------------          --------
Douglas M. Treadway

/s/ J. M. Wells, Jr              Director                         March 29, 2000
-----------------------          --------
J. M. Wells, Jr.

62