Form 10-Q
period 2000-03-31
NORTH VALLEY BANCORP
filed 2000-05-15
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period
        From ____________________ to ________________________

Commission file number 0-10652

                              NORTH VALLEY BANCORP
                              --------------------
             (Exact name of registrant as specified in its charter)

               California                               94-2751350
               ----------                               ----------
      (State or other jurisdiction                (IRS Employer ID Number)
      of incorporation or organization)

   880 E. Cypress Avenue, Redding, CA                     96002
----------------------------------------                ----------
(Address of principal executive offices)                (Zip code)


Registrant's telephone number, including area code     (530) 221-8400


                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Common Stock -- 3,715,818 shares as of May 1, 2000.

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

          Condensed consolidated balance sheets--March 31, 2000 and December 31, 1999

          Condensed consolidated statements of income--For the three months ended March 31, 2000 and 1999:

          Condensed consolidated statement of cash flows--For the three months ended March 31, 2000 and 1999;

          Notes to condensed consolidated financial statements-- March 31, 2000 and December 31, 1999 and the Three months ended March 31, 2000 and 1999.

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8K


SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands except share amounts)

ASSETS                                                           MARCH 31, 2000    DECEMBER 31, 1999
Cash and due from banks                                           $    14,873         $    12,783
Federal funds sold                                                     18,200              14,600
Cash held in trust                                                        153                 282

Securities:
  Available for sale, at fair value                                    25,088              25,569
  Held to maturity, at amortized cost (fair value of $28,941 at
  March 31, 2000 and $28,975 at December 31, 1999                      28,083              28,146
Loans and leases net of allowance for loan and lease losses of
  $2,688 and $2,260 and deferred loan fees of $152 and $194 at
  March 31, 2000 and December 31, 1999                                215,145             215,397
Premises and equipment, net of accumulated
  depreciation and amortization                                         5,250               5,060
Other real estate owned                                                   146                  80
FHLB stock                                                                924                 911
Accrued interest receivable                                             1,985               2,035
Other assets                                                            8,733               7,947
                                                                  -----------         -----------

TOTAL ASSETS                                                      $   318,580         $   312,810
                                                                  ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Noninterest-bearing demand deposits                             $    44,158         $    40,071
  Interest-bearing deposits                                           235,281             235,190
                                                                  -----------         -----------
Total deposits                                                        279,439             275,261
Accrued interest and other liabilities                                  4,936               4,303
                                                                  -----------         -----------
Total liabilities                                                     284,375             279,564
                                                                  -----------         -----------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000
  shares; none outstanding
Common stock, no par value: authorized 20,000,000
  shares, outstanding  3,715,818 and 3,714,418 at
  March 31, 2000 and December 31, 1999                                 10,439              10,427
Retained Earnings                                                      23,849              22,936
Accumulated other comprehensive loss, net of tax                          (83)               (117)
                                                                  -----------         -----------
Total stockholders' equity                                             34,205              33,246
                                                                  -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   318,580         $   312,810
                                                                  ===========         ===========

=============================================================================
See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands except per share amounts)


                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                               2000             1999
INTEREST INCOME
Loans and leases including fees                             $    4,728       $    4,167
Securities
    Taxable                                                        393              287
    Exempt from federal taxes                                      419              510
Federal funds sold                                                 290              245
                                                            ----------       ----------
Total interest income                                            5,830            5,209

INTEREST EXPENSE - DEPOSITS                                      2,234            2,012
                                                            ----------       ----------
NET INTEREST INCOME                                              3,596            3,197

PROVISION FOR LOAN AND LEASE LOSSES                                480              255
                                                            ----------       ----------
NET INTEREST INCOME AFTER PROVISION                              3,116            2,942
  FOR LOAN AND LEASE LOSSES

NONINTEREST INCOME:
Gain on shares received from insurance company
  demutualization                                                  683
Service charges on deposit accounts                                628              487
Other fees and charges                                             231              215
Gain (loss) on sale of loans and leases                             54              (37)
Gain on sale or calls of securities                                                  16
Other                                                               87              231
                                                            ----------       ----------
Total noninterest income                                         1,683              912

NONINTEREST EXPENSES:
Salaries and employee benefits                                   1,475            1,139
Merger & acquisition expense                                       229
Furniture and equipment expense                                    182              186
Occupancy expense                                                  160              160
Other                                                              969              803
                                                            ----------       ----------
Total noninterest expenses                                       3,015            2,288

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                          1,784            1,566

PROVISION FOR INCOME TAXES                                         500              449
                                                        -------------------------------
NET INCOME                                                  $    1,284       $    1,117
                                                        ===============================
EARNINGS PER SHARE:

  Basic                                                     $     0.35       $     0.30
                                                        ===============================
  Diluted                                                   $     0.34       $     0.30
                                                        ===============================


===========================================================================
See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in thousands)                                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                         2000               1999
                                                                                      ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $    1,284        $    1,117
  Adjustments to reconcile net income to net cash provided
       by operating activities:
    Depreciation and amortization                                                            148               143
    Amortization of premium on securities                                                     32               (36)
    Provision for loan and lease losses                                                      480               255
    Loss on sale/write down of other real estate owned                                                         208
    Gain on shares received from insurance company demutualization                          (683)
    Gain on sale or calls of securities                                                                        (16)
    Loss on sales of loans and leases                                                         54                37
    Changes in deferred taxes                                                                (20)              (11)
    Effect of changes in:
      Cash held in trust                                                                     129               579
      Accrued interest receivable                                                             50               (32)
      Other assets                                                                          (779)             (755)
      Accrued interest and other liabilities                                               1,004               (11)
                                                                                      ----------        ----------
           Net cash provided by operating activities                                       1,699             1,478
                                                                                      ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of FHLB stock                                                                     (13)              (11)
  Proceeds from sale of other real estate owned                                               92             3,028
  Purchases of available for sale securities                                              (7,000)          (11,000)
  Proceeds from maturities or calls of available for sale securities                       8,182            15,016
  Proceeds from maturities or calls of held to maturity securities                            60             1,110
  Proceeds from sales of loans and leases                                                  1,002            12,075
  Net increase in loans and leases                                                        (1,442)          (17,475)
  Purchases of premises and equipment - net                                                 (338)             (124)
                                                                                      ----------        ----------
           Net cash provided by investing activities                                         543             2,619
                                                                                      ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net change in demand deposits, demand accounts, and savings accounts                     5,978               345
  Net increase in time certificates                                                       (1,800)              445
  Cash dividends paid                                                                       (742)             (738)
  Cash received for stock options exercised                                                   12                53
                                                                                      ----------        ----------
           Net cash provided by financing activities                                       3,448               105
                                                                                      ----------        ----------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                         5,690             4,202
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                                       27,383            25,352
                                                                                      ----------        ----------
  End of period                                                                       $   33,073        $   29,554
                                                                                      ==========        ==========

ADDITIONAL INFORMATION:
  Transfer of foreclosed loans and leases from loans and leases receivable to other
      real estate owned                                                               $      158        $    4,427
                                                                                      ==========        ==========
  Cash payments:
      Income tax payments                                                             $      160        $      208
                                                                                      ==========        ==========
      Interest payments                                                               $    2,245        $    2,324
                                                                                      ==========        ==========

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    March 31, 2000 and December 31, 1999 and
                the Three months ended March 31, 2000 and 1999.

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany items and transactions have been eliminated in consolidation.

NOTE B - COMPREHENSIVE INCOME

        Comprehensive income includes net income and other comprehensive income. The Company's only sources of other comprehensive income are derived from unrealized gains and losses on investment securities available-for-sale and adjustments to the minimum pension liability. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company's total comprehensive income was as follows:

                                                 FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)                                         2000               1999
                                                   ------------       ------------

Net income                                         $      1,284       $      1,117
Other comprehensive income:
  Holding gain (loss) arising during period, net
    of tax                                                   34                (36)

  Reclassification adjustment, net of tax                                       11
                                                   ------------       ------------

Total other comprehensive income                             34                (25)
                                                   ------------       ------------
Total comprehensive income                         $      1,318       $      1,092
                                                   ============       ============

NOTE C - EARNINGS PER SHARE

        Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

        There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three-month period ended March 31, 2000 and 1999 is reconciled as follows:

                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                        2000                1999
(in thousands except earnings per share)            ------------       ------------
Calculation of Basic Earnings Per Share

Numerator - net income                             $      1,284       $      1,117
Denominator - weighted average common
    shares outstanding                                    3,715              3,694
                                                   ------------       ------------
Basic Earnings Per Share                           $       0.35       $       0.30
                                                   ============       ============


Calculation of Diluted Earnings Per Share

Numerator - net income                             $      1,284       $      1,117
Denominator - weighted average common
    shares outstanding                                    3,715              3,694
    Dilutive effect of outstanding options                   13
                                                   ------------       ------------
                                                          3,728              3,694
                                                   ------------       ------------
Diluted Earnings Per Share                         $       0.34       $       0.30
                                                   ============       ============


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

        On October 4, 1999, the Company and Six Rivers National Bank ("SRNB") (headquartered in Eureka, California) announced the signing of a proposed merger agreement and plan of reorganization which, pending regulatory approvals, would result in the merger of SRNB into NVB, with SRNB to be operated as a wholly owned subsidiary of the Company. The transaction is expected to be completed in the third quarter of 2000. The merger agreement and plan of reorganization provides for SRNB stockholders to receive shares of the Company in exchange for SRNB stock based on a formula which is dependent on the average closing price of the Company common stock in a tax free exchange expected to be accounted for as a pooling of interests. The merger and related transactions were approved by the shareholders of the Company on March 28, 2000 and by the shareholders of SRNB on April 6, 2000.

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

EARNINGS SUMMARY

                                             FOR THE THREE MONTHS ENDED
                                                    MARCH 31,
(in thousands except per share amounts)        2000            1999
                                           -----------       -----------

Net interest income                        $     3,596       $     3,197
Provision for loan losses                         (480)             (255)
Noninterest income                               1,683               912
Noninterest expense                             (3,015)           (2,288)
Provision for income taxes                        (500)             (449)
                                           -----------       -----------
Net income                                 $     1,284       $     1,117
                                           ===========       ===========

Earnings Per Share
    Basic                                  $      0.35       $      0.30
    Diluted                                $      0.34       $      0.30

Return on Average Assets                          1.63%             1.53%
Return on Average Equity                         15.33%            14.80%

        The Company's consolidated net earnings for the three months ended March 31, 2000 were $1,284,000, or $0.34 diluted earnings per share, compared to $1,117,000, or $0.30 diluted earnings per share for the comparable period of 1999. Return on average assets was 1.63% and return on average equity was 15.33% for the quarter ended March 31, 2000 compared to 1.53% and 14.80% respectively, for the same period in 1999.

        Included in the earnings for the three months ended March 31, 2000 was a one-time pre-tax revenue item of $683,000 which represents the initial value of 40,153 shares of common stock held by the Company in John Hancock Financial Services Inc. ("JHFS"). The Company received the common stock as a result of its ownership of certain insurance policies through John Hancock Insurance Company and John Hancock's conversion from a mutual company to a stock company.

        During the first quarter of 2000, the Company also increased its provision to the allowance for loan and lease loss reserve (ALLR) by $480,000. While the current loan portfolio continues to exhibit strong performance trends, the first quarter provision increases the level of the ALLR to a range that is more consistent with the inherent risk in the loan portfolio as the level of commercial and consumer lending increases as a percent of the overall portfolio.

        Additionally, during the first quarter of 2000, the Bank incurred merger and acquisition charges relating to the pending transaction with Six Rivers National Bank (NASDAQ:SIXR) in the amount of $229,000. The consolidated net earnings for the three months ended March 31, 1999 included a $156,000 gain on sale of Other Real Estate Owned.

        The higher earnings for the quarter ended March 31, 2000 over the same period in 1999 also resulted from increased net interest income from loan growth, increased non-interest income from service charges on deposit accounts offset somewhat by higher levels of interest expense on deposits, and salary and benefit expense. The increase in loans and leases is primarily the result of continued growth of the Bank's Business Banking Center, which focuses on development of existing and new commercial banking relationships, and consumer loan growth. Recent marketing efforts have resulted in improved penetration in the retail and commercial deposit customer market, increasing the number of deposit accounts and corresponding service charge income and demand deposit levels. Non-interest bearing demand deposits increased 10% during the first quarter of 2000, from $40,071,000 at December 31, 1999 to $44,158,000 at March
31, 2000.

NET INTEREST INCOME

        Net interest income is the principal source of the Company's operating earnings. It represents the difference between interest earned on loans and leases and other investments and interest paid on deposits. The amount of interest income and expense is affected by changes in volume and mix of earning assets and interest-bearing deposits, along with changes in interest rates.

        The following table is a summary of the Company's net interest income presented on a fully taxable equivalent (FTE) basis for the periods indicated:

                                            FOR THE THREE MONTHS ENDED
                                                     MARCH 31,
(in thousands)                                2000               1999
                                           -----------       -----------
Interest income                            $     5,830       $     5,209
Interest expense                                (2,234)           (2,012)
FTE adjustment                                     238               228
                                           -----------       -----------
Net interest income (FTE)                  $     3,834       $     3,425
                                           ===========       ===========

        Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The increase in net interest income (FTE) for the three month period ended March 31, 2000 resulted primarily from the increase in the volume of loans and leases, which generally carry higher interest rates than other earning assets, offset by a slight decrease in the rates earned on loans and leases combined with an increase in rates, paid on interest earning deposits. Average loans and leases increased to $217,268,000 for the three months ended March 31, 2000, as compared to $193,187,000 over the same period in 1999, or a 12.5% increase. Average interest-bearing deposits for the three months ended March 31, 2000 totaled $234,677,000 as compared to $222,003,000 for the same period in 1999, or a 5.7% increase.

        The following table is a summary of the Company's net interest margin
(FTE) for the periods indicated:

                                             FOR THE THREE MONTHS ENDED
                                                      MARCH 31,
                                                 2000          1999
                                                 ----          ----
Yield on earning assets                          8.35%         8.16%
Rate paid on interest-bearing deposits           3.82%         3.68%
                                                 ----          ----
  Net interest spread                            4.53%         4.48%
                                                 ====          ====
  Net interest margin                            5.28%         5.14%
                                                 ====          ====

        For the three months ended March 31, 2000 the net interest margin was 5.28% compared to 5.14% for the same period in 1999. The increase in the net interest spread was attributed to a 19 basis point increase on rates earned for assets offset by a 14 basis point increase in rates paid on deposits.

NONINTEREST INCOME

The following table is a summary of the Company's noninterest income for the periods indicated:

                                            FOR THE THREE MONTHS ENDED
Noninterest Income                                   MARCH 31,
  (in thousands)                              2000              1999
                                           -----------       -----------

Gain on shares received from insurance
company demutualization                    $       683
Service charges on deposit accounts                628       $       487
Other fees and charges                             231               215
Gain (loss) on sale of loans and leases             54               (37)
Gain on sale or calls of securities                                  16
Other                                               87               231
                                           -----------       -----------
Total noninterest income                   $     1,683       $       912
                                           ===========       ===========


        Noninterest income increased to $1,683,000 for the three months ended March 31, 2000 as compared to $912,000 for the same three months ended March 31, 1999, a $771,000 increase. This increase is primarily the result of a one-time pre-tax revenue item of $683,000, which represents the initial value of 40,153 shares of JHFS common stock received by the Company.

        Marketing efforts focusing on retail and commercial deposit customers has resulted in a 10% increase in noninterest bearing demand deposit accounts for the first quarter of 2000. This has attributed to the increase of $157,000 in service charges and other fees and charges for the period ended March 31, 2000 as compared to the same period in 1999. Other noninterest income for the three months ended March 31, 1999 included $156,000 gain on sale of Other Real Estate Owned.

NONINTEREST EXPENSE

        The following table is a summary of the Company's noninterest expense for the periods indicated:

                                            FOR THE THREE MONTHS ENDED
Noninterest Expense                                  MARCH 31,
     (in thousands)                           2000              1999
                                           -----------       -----------
Salaries & employee benefits               $     1,475       $     1,139
Merger & acquisition expense                       229
Furniture & equipment expense                      182               186
Occupancy expense                                  160               160
Data processing expenses                           132               104
ATM expense                                         97                79
Printing & supplies                                 77                67
Postage                                             62                54
Messenger expense                                   53                46
Professional services                               50               104
Other                                              498               349
                                           -----------       -----------
     Total Noninterest expense             $     3,015       $     2,288
                                           ===========       ===========


        Noninterest expense totaled $3,015,000 for the three-month period ended March 31, 2000, compared to $2,288,000 for the same period in 1999. The Company's efficiency ratio for the first quarter of 2000 was 57.11%, up slightly from the 55.70% efficiency ratio achieved for the first quarter of 1999. The increase resulted primarily from a increase in employee expenses and other infrastructure and merger and acquisition costs from the pending Six Rivers National Bank combination.

INCOME TAXES

        The provision for income taxes for the three months ended March 31, 2000 was $500,000 as compared to $449,000 for the same period in 1999. The effective income tax rate for state and federal income taxes was 28.0% for the three months ended March 31, 2000 compared to 28.7% for the same period in 1999. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Bank's investment in municipal securities.

IMPAIRED, NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS AND LEASES AND OTHER REAL ESTATE OWNED

        At March 31, 2000, the recorded investment in loans and leases for which impairment has been recognized was approximately $411,000. Of this balance, approximately $187,000 has a related valuation allowance of $77,000. The remaining $224,000 did not require a valuation allowance. For the period ended March 31, 2000, the average recorded investment in loans an leases for which impairment has been recognized was approximately $393,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $24,000 for cash payments received in 2000.

        At December 31, 1999, the recorded investment in loans and leases for which impairment had been recognized was approximately $374,000. Of the 1999 balance, approximately $120,000 has a related valuation allowance of $43,000. The remaining $254,000 did not require a valuation allowance. For the year ended December 31 1999, the average recorded investment in loans and leases for which impairment had been recognized was approximately $1,411,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $193,000 for cash payments received in 1999.

        Nonaccrual loans and leases consist of loans and leases on which the accrual of interest has been discontinued and other loans and leases where management believes that borrowers' financial condition is such that the collection of interest is doubtful, or when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal (except that when management believes a loan or lease is well secured and in the process of collection, interest accruals are continued on loans and leases considered by management to be fully collectible). Loans or leases are charged off when management determines that the loan or lease is considered uncollectible. Other real estate owned consists of real property acquired through foreclosure on the related collateral underlying defaulted loans and leases.

        A summary of non-performing assets at March 31, 2000, and December 31, 1999, is as follows:

                                                          MARCH 31,    DECEMBER 31,
                                                            2000           1999
Total nonaccrual loans and leases                      $        244    $        346
Troubled debt restructuring
Loans and leases 90 days past due and still accruing
  interest                                                       41             223
                                                       ------------    ------------
Total nonperforming loans and leases                            285             569
Other real estate owned                                         146              80
                                                       ------------    ------------

Total nonperforming assets                             $        431    $        649
                                                       ============    ============

Nonaccrual loans and leases to total gross loans and
  leases                                                       0.11%           0.16%
Nonperforming loans and leases to total gross loans
  and leases                                                   0.13%           0.26%
Total nonperforming assets to total assets                     0.14%           0.21%


ALLOWANCE FOR LOAN AND LEASE LOSSES

        The Company maintains an allowance for loan and lease losses to absorb inherent losses in the loan and lease portfolio. Management attributes general reserves to different types of loans and leases using percentages, which are based upon perceived risk, associated with the portfolio and underlying collateral. The allowance for probable loan and lease losses is a general reserve available against the total loan and lease portfolio and off balance sheet credit exposure. While management uses available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for probable loan and lease losses. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. At March 31, 2000, based on known information, management believes that the allowance for loan and lease losses was adequate to absorb losses inherent in existing loans and leases and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and leases and commitments to extend credit as of such date.

        A summary of the allowance for loan and lease losses at March 31, 2000, March 31, 1999 and December 31, 1999, is as follows:

                                                                  MARCH 31,        MARCH 31,       DECEMBER 31,
(in thousands)                                                      2000             1999             1999
                                                                 -----------      -----------      -----------
Balance beginning of year                                        $     2,260      $     1,902      $     1,902
Provision for loan and lease losses                                      480              255            1,042
Net charge offs                                                          (52)            (319)            (684)
                                                                 -----------      -----------      -----------

Balance end of period                                            $     2,688      $     1,838      $     2,260
                                                                 ===========      ===========      ===========

Allowance for loan and lease losses to nonaccrual loans and
 leases                                                              1101.64%          204.00%          653.18%
Allowance for loan and lease losses to nonperforming loans and
 leases                                                               943.16%          145.99%          397.19%
Allowance for loan and lease losses to total gross loans and
 leases                                                                 1.23%            0.92%            1.04%
Allowance for loan and lease losses to nonperforming assets           623.67%           60.76%          348.23%
Ratio of net charge-offs to average loans and leases
 outstanding                                                            0.02%            0.17%            0.33%


        The evaluation process is designed to determine the adequacy of the allowance for loan and lease losses. This process attempts to assess the risk of losses inherent in the loan and lease portfolio by segregating the allowance for loan and lease losses into three components: "Specific," "loss migration," and "general." The specific component is established by allocating a portion of the allowance for loan and lease losses to individual classified credits on the basis of specific circumstances and assessments. The loss migration component is calculated as a function of the historical loss migration experience of the internal loan credit risk rating categories. The general component is an unallocated portion that supplements the first two components and includes: management's judgement of the current economic conditions, borrower's financial condition, loan and lease impairment, evaluation of the performing loan and lease portfolio, continual evaluation of problem loans and leases identified as having a higher degree of risk, off balance sheet risks, net charge off trends, and other factors. Loan activity increased in the first quarter of 2000 particularly in commercial and consumer loans with a higher risk characteristic attributing to the increase in the allowance for loan loss. The allowance for loan and lease losses was 1.23% of total loans and leases as of March 31, 2000, compared to 1.04% on December 31, 1999.

        There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the levels of the allowance for loan and lease losses and the related provision for loan and lease losses in future periods.

LIQUIDITY AND INTEREST RATE SENSITIVITY

        The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $10,500,000 as of March 31, 2000 were available to provide liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") System providing an additional line of credit of $9,903,000 secured by first deeds of trust on eligible 1-4 unit residential loans. The Company also has a line of credit with Federal Reserve Bank ("FRB") of $13,026,000 secured by first deeds of trust on eligible commercial real estate loans and leases. The Company has not utilized the line of credit from the FHLB System or FRB.

        The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $86,244,000 and $81,098,000 (or 27.1% and 25.9% of total assets) at March 31, 2000 and December 31, 1999, respectively. Total liquid assets for March 31, 2000 and December 31, 1999 include investment securities of and $28,083,000 and $28,146,000, respectively, classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

        Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $256,466,000 and $251,508,000 at March 31, 2000 and December 31, 1999, respectively.

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

        The following table shows the interest sensitive assets and liabilities gap (other than equity securities with a fair value of approximately $833,000), which is the measure of interest sensitive assets over interest-bearing liabilities, for each individual repricing period on a cumulative basis:


MARCH 31, 2000                               WITHIN THREE   THREE MONTHS     ONE TO FIVE    GREATER THAN
(IN THOUSANDS)                                  MONTHS       TO ONE YEAR        YEARS         FIVE YEARS        TOTAL
                                             ------------    ------------    ------------    ------------    ------------
          EARNING ASSETS
Held to maturity securities                  $        353    $      2,116    $      9,979    $     15,635    $     28,083
Available for sale securities                                       2,963          12,086           9,206          24,255
Federal funds sold                                 18,200                                                          18,200
Loans and leases-net of deferred loan fees         37,240          18,197         102,319          60,077         217,833
                                             ------------    ------------    ------------    ------------    ------------
  Total earning assets                       $     55,793    $     23,276    $    124,384    $     84,918    $    288,371
                                             ============    ============    ============    ============    ============

     INTEREST BEARING LIABILITIES

Interest bearing demand
  deposits                                                   $      9,806                                    $      9,806
Savings deposits                                                  100,921                                         100,921
Time deposits                                $     47,056    $     73,632    $      3,866    $                    124,554
                                             ------------    ------------    ------------    ------------    ------------
    Total interest bearing

      Liabilities                            $     47,056    $    184,359    $      3,866    $               $    235,281
                                             ============    ============    ============    ============    ============


Interest rate sensitivity gap                $      8,737    $   (161,083)   $    120,518    $     84,918
Cumulative interest rate

  Sensitivity gap                            $      8,737    $   (152,346)   $    (31,828)   $     53,090

        At March 31, 2000, the gap table indicates the Company as liability sensitive in the twelve-month period. The interest rate sensitivity gap is defined as the difference between amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that time period. The year-end gap report is based on the contractual interest repricing date. The gap method does not consider the impact of different multipliers (how interest rates change when the Fed Funds rate changes by 1%) and lags (time it takes for rates to change after the Fed Funds rate changes). The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates and future impact of new business strategies. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company. The Company's model analyzes the impact on earnings of future rate changes by including factors for lags and multipliers for key bank rates. Both methods of measuring interest rate sensitivity do not take into account actions taken by management to modify the effect to net interest income if interest rates were to rise or fall.

        Although the Company had a negative gap in the quarter ended March 31, 2000, the asset liability simulation model showed the Company was slightly asset sensitive at March 31, 2000. This means that when interest rates increase, yields on earning assets would be expected to increase faster than rates paid for deposits, causing the net interest margin to increase. Due to a slightly increasing interest rate environment in the first quarter of 2000, the Company's asset sensitive posture had a slightly positive impact on net interest margins as predicted by the asset liability simulation model. In a declining rate environment, the opposite impact would be expected; i.e., the net interest margin should decline.

FINANCIAL CONDITION AS OF MARCH 31, 2000 AS COMPARED TO DECEMBER 31, 1999

        Total assets at March 31, 2000, were $318,580,000, compared to December 31, 1999 assets of $312,810,000. Increases in average deposits of 4.5% were used to fund a 4.9% increase in average earning assets for the three months ended March 31, 2000.

        Investment securities and federal funds sold totaled $71,371,000 at March 31, 2000, compared to $68,315,000 at December 31, 1999. The Company is a member of Federal Home Loan Bank of San Francisco and holds $924,000 in FHLB stock at March 31, 2000.

        During the first quarter of 2000, net loans and leases decreased to $215,145,000 from $215,397,000 at December 31, 1999. Loans and leases are the Company's major component of earning assets. The Bank's average loan to deposit ratio was 78.3%.

        Total deposits increased to $279,439,000 at March 31, 2000 compared to $275,261,000 at December 31, 1999 with the growth primarily in noninterest bearing demand accounts, which increased $4,087,000, or 10.2%.

        The Company maintains capital to support capital needs future growth and dividend payouts while maintaining the confidence of depositors and investors by increasing shareholder value. The Company has provided the majority of its capital requirements through the retention of earnings. Stockholders' equity increased to $34,205,000 as of March 31, 2000, as compared to $33,246,000 at December 31, 1999.

        The Company and the Bank have levels of capital in excess of all regulatory requirements. The risk-based capital ratios are listed below.


COMPANY                                  MARCH 31,    DECEMBER 31,   MINIMUM FOR CAPITAL        TO BE WELL CAPITALIZED UNDER
                                                                      ADEQUACY PURPOSES

                                            2000          1999                               PROMPT CORRECTIVE ACTION PROVISIONS

Leverage Ratio                             10.80%         10.47%            4.00%                            N/A
Tier 1 risk-based capital ratio            14.37%         14.13%            4.00%                            N/A
Total risk-based capital ratio             15.50%         15.10%            8.00%                            N/A

BANK

Leverage Ratio                             10.52%         10.20%            4.00%                          5.00%
Tier 1 risk-based capital ratio            13.98%         13.74%            4.00%                          6.00%
Total risk-based capital ratio             15.12%         14.70%            8.00%                         10.00%

IMPACT OF INFLATION

        Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetary items. The relatively low proportion of the Bank's fixed assets (approximately 1.6% at March 31, 2000) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

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

        The Company and the Bank did not experience any material disruptions due to the Year 2000 issues nor have they experienced any disruption of service from third party vendors, suppliers or service providers.

        Although the Company and the Bank did not experience any material business disruptions of their internal computer systems or software applications due to the start of the Year 2000 nor have they experienced any problems with their computer systems or software applications or their third party vendors, suppliers and service providers, the following dates remain that could present a Year 2000 problem: October 10, the first date to require an eight-digit field; December 31, 2000, and January 1, 2001, the last date of this year and first date of next; and December 31, 2001, the end of the first 365-day year of the new century. Management believes that appropriate actions have been taken to address these remaining Year 2000 issues and contingency plans are in place to minimize the financial impact. Management however cannot be certain that Year 2000 issues affecting computer systems, software applications, customer, suppliers or service providers will not have a material adverse impact on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In Management's opinion there has not been a material change in the Company's market risk profile for the three months ended March 31, 2000 compared to December 31, 1999.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company entered into a certain Agreement and Plan of Reorganization and Merger dated October 3, 1999, as amended on January 28, 2000 (the "Plan of Reorganization") with Six Rivers National Bank, a national banking association with its headquarters in Eureka, California ("SRNB"), and NVB Interim National Bank, an interim national banking association to be formed at the direction of the Company to facilitate the business combination contemplated by the parties. Under the terms of the Plan of Reorganization, SRNB is expected to merge with and into NVB Interim National Bank and the resulting national banking association will continue operations with the national bank charter number of Six Rivers and the name "Six Rivers National Bank" as a wholly owned subsidiary of the Company. Under the terms of the Plan of Reorganization, the closing of the merger is subject to the prior approval of the shareholders of the Company and the shareholders of SRNB, respectively.

        At a Special Meeting of the shareholders of the Company, held on March 28, 2000, the Plan of Reorganization and the transactions described therein were approved by the shareholders. There were 2,214,144 votes cast for the proposal, 287,684 votes cast against the proposal or withheld, and 33,180 shares abstained from voting. There were no broker non-votes.

        Also at the Special Meeting held on March 28, 2000, the shareholders of the Company approved a proposal to amend the Articles of Incorporation and Bylaws of the Company to provide for the classification of the Board of Directors. There were 1,928,191 votes cast for the proposal, 554,767 votes cast against the proposal or withheld, and 52,050 shares abstained from voting. There were no broker non-votes.

        On April 6, 2000, at a Special Meeting of the shareholders of SRNB, adjourned from March 28, 2000, the shareholders of SRNB voted for and approved the Plan of Reorganization and the transactions described therein.

        Consummation of the transactions described in the Plan of Reorganization remains subject to receipt of all applicable regulatory approvals.

ITEM 5. OTHER INFORMATION

        N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits - none.

        (b)     Reports on Form 8-K during the quarter ended March 31, 2000:

                Filed January 31, 2000 - Year end 1999 Press Release and Change
                      in Six Rivers National Bank "SRNB" "Termination" Date.

                Filed February 1, 2000 - SRNB Employment Contracts

                Filed February 4, 2000 - SRNB Year end 1999 Press Release

                Filed February 22, 2000 - SRNB Exhibits to Plan of
                      Reorganization Incorporated by Reference.

                Filed March 20, 2000 - North Valley Bancorp "NVB" Cash Dividend
                      Press Release March 10, 2000.

        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
--------------------
(Registrant)

Date      May 12, 2000


By:

/s/ SHARON BENSON
-----------------------------------------------
Sharon Benson
Senior Vice President & Chief Financial Officer