Form 10-Q
period 2000-06-30
NORTH VALLEY BANCORP
filed 2000-08-14
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 2000.

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

Common Stock-3,720,018 shares as of July 31, 2000.

INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets - June 30, 2000 and December 31, 1999

Condensed consolidated statements of income - For the three months and six months ended June 30, 2000 and 1999:

Condensed consolidated statement of cash flows - For the six months ended June 30, 2000 and 1999:

Notes to condensed consolidated financial statements - June 30, 2000 and December 31, 1999 and the Six months ended June 30, 2000 and 1999.

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8K


SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (In thousands except share amounts)

                                                      June 30,     December 31,
ASSETS                                                  2000           1999
                                                     ---------      ---------
Cash and cash equivalents:
  Cash and due from banks                            $  13,979      $  12,783
  Federal funds sold                                    13,000         14,600
                                                     ---------      ---------
  Total cash and cash equivalents                       26,979         27,383
Cash held in trust                                         218            282
Securities:
  Available for sale, at fair value                     24,911         25,569
  Held to maturity, at amortized cost
    with fair values of:
      $28,049 at June 30, 2000
      $28,975 at December 31,1999                       27,247         28,146
Loans and leases, net of allowance for loan and
  lease losses and deferred loan fees of:
      $2,693 and $115 at June 30, 2000
      $2,260 and $194 at December 31, 1999             222,460        215,397
Premises and equipment, net of
  accumulated depreciation and
  amortization                                           5,852          5,060
Other real estate owned                                                    80
FHLB stock                                                 666            911
Accrued interest receivable                              1,982          2,035
Other assets                                             8,864          7,947
                                                     ---------      ---------
TOTAL ASSETS                                         $ 319,179      $ 312,810
                                                     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Noninterest-bearing demand deposits                $  42,254      $  40,071
  Interest-bearing deposits                            237,158        235,190
                                                     ---------      ---------
Total deposits                                         279,412        275,261
Accrued interest and other liabilities                   4,835          4,303
                                                     ---------      ---------
Total liabilities                                      284,247        279,564
                                                     ---------      ---------
STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized
  5,000,000 shares; none outstanding
Common stock, no par value:  authorized
  20,000,000 shares; outstanding
  3,715,818 at June 30, 2000
  and 3,714,418 at December 31,1999                     10,439         10,427
Retained Earnings                                       24,662         22,936
Accumulated other comprehensive loss, net of tax          (169)          (117)
                                                     ---------      ---------
Total stockholders' equity                              34,932         33,246
                                                     ---------      ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                               $ 319,179      $ 312,810
                                                     =========      =========

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands except per share amounts)

                                                                   Six Months Ended June 30,  Three Months Ended June 30,
                                                                   ------------------------   ---------------------------
                                                                       2000         1999          2000          1999
                                                                       ----         ----          ----          ----
INTEREST INCOME
Loans and leases including fees                                      $  9,614     $  8,428      $  4,886      $  4,261
Securities
    Taxable                                                               830          566           437           279
    Exempt from federal taxes                                             832        1,008           413           498
Federal funds sold                                                        576          431           286           186
                                                                     --------     --------      --------      --------
Total interest income                                                  11,852       10,433         6,022         5,224

INTEREST EXPENSE - DEPOSITS                                             4,517        4,001         2,283         1,989
                                                                     --------     --------      --------      --------

NET INTEREST INCOME                                                     7,335        6,432         3,739         3,235

PROVISION FOR LOAN AND LEASE LOSSES                                       600          555           120           300
                                                                     --------     --------      --------      --------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                             6,735        5,877         3,619         2,935
                                                                     --------     --------      --------      --------

NONINTEREST INCOME:
  Service charges on deposit accounts                                   1,467        1,023           839           536
  Gain on shares received from insurance company demutualization          683
  Other fees and charges                                                  454          431           223           216
  Gain (loss) on sale of loans                                             54          (87)                        (50)
  Gain on sale or calls of securities                                       4           16             4
  Other                                                                   158          352            71           121
                                                                     --------     --------      --------      --------
Total noninterest income                                                2,820        1,735         1,137           823
                                                                     --------     --------      --------      --------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                        3,018        2,293         1,543         1,154
  Furniture and equipment expense                                         366          352           184           166
  Occupancy expense                                                       358          315           198           155
  Merger & acquisition expense                                            356                        127
  Other                                                                 2,113        1,765         1,144           962
                                                                     --------     --------      --------      --------
Total noninterest expenses                                              6,211        4,725         3,196         2,437
                                                                     --------     --------      --------      --------

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                                 3,344        2,887         1,560         1,321

PROVISION FOR INCOME TAXES                                                937          824           437           375
                                                                     --------     --------      --------      --------

NET INCOME                                                           $  2,407     $  2,063      $  1,123      $    946
                                                                     ========     ========      ========      ========

EARNINGS PER SHARE:
  Basic                                                              $   0.65     $   0.56      $   0.30      $   0.26
                                                                     ========     ========      ========      ========
  Diluted                                                            $   0.64     $   0.55      $   0.30      $   0.25
                                                                     ========     ========      ========      ========

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in thousands)                                                                         Six Months Ended June 30,
                                                                                       -------------------------
                                                                                          2000          1999
                                                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $  2,407      $  2,063
  Adjustments to reconcile net income to net cash provided
       by operating activities:
    Depreciation and amortization                                                            318           286
    Amortization of premium on securities                                                     42           (28)
    Provision for loan and lease losses                                                      600           555
    Loss on sale/write down of other real estate owned                                        -            289
    Gain on shares received from insurance company demutualization                          (683)
    Gain on sale or calls of securities                                                       (4)          (16)
    (Gain)/Loss on sales of loans and leases                                                 (54)           87
    Provision/(benefit) for deferred taxes                                                    95           (32)
    Effect of changes in:
      Cash held in trust                                                                      64           571
      Accrued interest receivable                                                             53           (88)
      Other assets                                                                        (1,015)         (815)
      Accrued interest and other liabilities                                                 532          (206)
                                                                                        --------      --------
           Net cash provided by operating activities                                       2,355         2,666
                                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale/(purchase) of FHLB stock                                                245           (47)
  Proceeds from sale of other real estate owned                                              325         3,113
  Purchases of available for sale securities                                              (7,000)      (13,000)
  Proceeds from sales of available for sale securities                                        56            92
  Proceeds from maturities or calls of available for sale securities                       8,266        17,175
  Proceeds from maturities or calls of held to maturity securities                           893         1,510
  Proceeds from sales of loans and leases                                                    894        24,275
  Net increase in loans and leases                                                        (8,748)      (33,157)
  Purchases of premises and equipment - net                                               (1,110)         (254)
                                                                                        --------      --------
           Net cash used in investing activities                                          (6,179)         (293)
                                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in demand deposits, demand accounts,and savings accounts                      8,860           603
  Net increase in time certificates                                                       (4,709)         (614)
  Cash dividends paid                                                                       (743)       (1,108)
  Cash received for stock options exercised                                                   12            82
                                                                                        --------      --------
           Net cash provided by (used in) financing activities                             3,420        (1,037)
                                                                                        --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                          (404)        1,336
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                                       27,383        25,352
                                                                                        --------      --------
  End of period                                                                         $ 26,979      $ 26,688
                                                                                        ========      ========
ADDITIONAL INFORMATION:
  Transfer of foreclosed loans and leases from loans and leases receivable to other
    real estate owned                                                                   $    245      $  4,576
                                                                                        --------      --------
  Cash payments:
    Income tax payments                                                                 $    575      $    833
                                                                                        ========      ========
    Interest payments                                                                   $  4,535      $  4,032
                                                                                        ========      ========

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     June 30, 2000 and December 31, 1999 and
                  the Six-months ended June 30, 2000 and 1999.

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999. Operating results for the six-months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

                                                 Six Months Ended June 30,    Three Months Ended June 30,
                                                 -------------------------    ---------------------------
      (In thousands)                                  2000         1999            2000         1999
                                                    -------      -------         -------      -------
Net income                                          $ 2,407      $ 2,063         $ 1,123      $   946
Other comprehensive income/(loss):
  Holding (loss)/gain arising during period, net
    of tax                                              (50)        (104)            (84)         (68)
   Reclassification adjustment, net of tax               (2)          11              (2)
                                                    -------      -------         -------      -------
Total other comprehensive income/(loss)                 (52)         (93)            (86)         (68)
                                                    -------      -------         -------      -------

Total comprehensive income                          $ 2,355      $ 1,970         $ 1,037      $   878
                                                    =======      =======         =======      =======

NOTE C - EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the six and three-month periods ended June 30, 2000 and 1999 is reconciled as follows:

(In thousands except earnings per share)        Six-months Ended June 30,     Three Months Ended June 30,
                                                -------------------------     ---------------------------
                                                  2000            1999            2000           1999
                                                 ------          ------          ------         ------
Calculation of Basic Earnings Per Share
Numerator - net income                           $2,407          $2,063          $1,123         $  946
Denominator - weighted average common
     shares outstanding                           3,715           3,698           3,716          3,702
                                                 ------          ------          ------         ------
Basic Earnings Per Share                         $ 0.65          $ 0.56          $ 0.30         $ 0.26
                                                 ======          ======          ======         ======

Calculation of Diluted Earnings Per Share
Numerator - net income                           $2,407          $2,063          $1,123         $  946
Denominator - weighted average common
     shares outstanding                           3,715           3,698           3,716          3,702
    Dilutive effect of outstanding options           13              38              13             37
                                                 ------          ------          ------         ------
                                                  3,728           3,736           3,729          3,739
                                                 ------          ------          ------         ------
Diluted Earnings Per Share                       $ 0.64          $ 0.55          $ 0.30         $ 0.25
                                                 ======          ======          ======         ======

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

         On October 4, 1999, the Company and Six Rivers National Bank ("SRNB") (headquartered in Eureka, California) announced the signing of a proposed merger agreement and plan of reorganization which, pending regulatory approvals, would result in the merger of SRNB into NVB, with SRNB to be operated as a wholly owned subsidiary of the Company. The transaction is expected to be completed in the second half of the fourth quarter. The merger agreement and plan of reorganization provides for SRNB stockholders to receive shares of the Company in exchange for SRNB stock based on a formula which is dependent on the average closing price of the Company common stock in a tax free exchange expected to be accounted for as a pooling of interests. The merger and related transactions were approved by the shareholders of the Company on March 28, 2000 and by the shareholders of SRNB on April 6, 2000.

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

EARNINGS SUMMARY

                                                   Three Months Ended           Six-months Ended
                                                        June 30,                    June 30,
                                                 ---------------------       ---------------------
(In thousands except earnings per share)          2000          1999          2000           1999
                                                 -------       -------       -------       -------
Net interest income                              $ 3,739       $ 3,235       $ 7,335       $ 6,432
Provision for loan losses                           (120)         (300)         (600)         (555)
Noninterest income                                 1,137           823         2,820         1,735
Noninterest expense                               (3,196)       (2,437)       (6,211)       (4,725)
Provision for income taxes                          (437)         (375)         (937)         (824)
                                                 -------       -------       -------       -------
Net income                                       $ 1,123       $   946       $ 2,407       $ 2,063
                                                 =======       =======       =======       =======

Earnings Per Share
    Basic                                        $  0.30       $  0.26       $  0.65       $  0.56
                                                 =======       =======       =======       =======
    Diluted                                      $  0.30       $  0.25       $  0.64       $  0.55
                                                 =======       =======       =======       =======

Return on Average Assets                            1.42%         1.27%         1.52%         1.40%
                                                 =======       =======       =======       =======
Return on Average Equity                           13.04%        12.13%        14.12%        13.30%
                                                 =======       =======       =======       =======

         The Company's consolidated net earnings grew 16.67% for the six months ended June 30, 2000, to $2,407,000, or $0.64 diluted earnings per share, compared to $2,063,000, or $0.55 diluted earnings per share for the comparable period of 1999. Return on average assets was 1.52% and return on average equity was 14.12% for the six months ended June 30, 2000, compared to 1.40% and 13.30%, respectively, for the same period of 1999.

         The Company's consolidated net earnings for the three months ended June 30, 2000 were $1,123,000, or $0.30 diluted earnings per share, compared to $946,000, or $0.25 diluted earnings per share for the comparable period of 1999. Return on average assets was 1.42% and return on average equity was 13.04% for the quarter ended June 30, 2000 compared to 1.27% and 12.13% respectively, for the same period in 1999.

         The higher earnings for the three months and six months ended June 30, 2000, resulted from increased interest income from loan growth and rising interest rates, increased non-interest income from service charges on deposit accounts, and a one-time pre-tax revenue item received in the first quarter from the demutualization of an insurance company from which the Bank owns policies. Loan volume increased due to the continued growth of the Bank's Business Banking Center, which focuses on development of existing and new commercial banking relationships, and consumer loan growth. The increased income was offset somewhat by higher levels of interest expense on deposits, salary and benefit expenses and merger-related expenses.

         During the six months ending June 30, 2000, the Company incurred merger and acquisition charges in the amount of $356,000 relating to the pending transaction with Six Rivers National Bank (NASDAQ:SIXR). Additionally, increased salary and benefit expenses and infrastructure costs were higher in preparation for the closing of the transaction. The closing was projected to occur early in the third quarter 2000 but has been delayed mainly due to competitive issues raised by the Federal Reserve Bank with respect to Trinity County. Final closing is subject to regulatory approvals, which are anticipated in September 2000, with a closing of the merger shortly thereafter.

NET INTEREST INCOME

         Net interest income is the principal source of the Company's operating earnings. It represents the difference between interest earned on loans and other investments and interest paid on deposits. The amount of interest income and expense is affected by changes in volume and mix of earning assets and interest-bearing deposits, along with changes in interest rates.

         The following table is a summary of the Company's net interest income presented on a fully taxable equivalent (FTE) basis for the periods indicated:

                               Three Months Ended           Six-months Ended
                                    June 30,                     June 30,
                              ---------------------      ---------------------
(In thousands)                  2000         1999          2000          1999
                              --------     --------      --------     --------
Interest income               $  6,022     $  5,224      $ 11,852     $ 10,433
Interest expense                (2,283)      (1,989)       (4,517)      (4,001)
FTE adjustment                     201          296           439          529
                              --------     --------      --------     --------
Net interest income (FTE)     $  3,940     $  3,531      $  7,774     $  6,961
                              ========     ========      ========     ========

         Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The increase in net interest income (FTE) for the six-month period ended June 30, 2000 resulted primarily from the increase in the volume of loans, which generally carry higher interest rates than other earning assets, combined with an increase in the rates earned on loans offset by an increase in rates paid on interest earning deposits. Average loans increased to $218,429,000 for the six-months ended June 30, 2000, as compared to $197,358,000 over the same period in 1999, or a 10.7% increase. Average interest-bearing deposits for the six-months ended June 30, 2000 totaled $235,365,000; as compared to $222,836,000 for the same period in 1999 or a 5.6% increase.

         The increase in net interest income (FTE) for the three month period ended June 30, 2000 resulted primarily from the increase in the volume of loans, which generally carry higher interest rates than other earning assets, combined with an increase in the rates earned on loans offset by an increase in rates paid on interest earning deposits. Average loans increased to $219,323,000 for the three months ended June 30, 2000, as compared to $201,482,000 over the same period in 1999, or an 8.9% increase. Average interest-bearing deposits for the three months ended June 30, 2000 totaled $236,053,000; as compared to $223,659,000 for the same period in 1999 or a 5.5% increase.

         The following table is a summary of the Company's net interest margin
(FTE) for the periods indicated:

                                         Three Months Ended    Six-months Ended
                                              June 30,              June 30,
                                         ------------------    ----------------
                                           2000      1999       2000      1999
                                           ----      ----       ----      ----

Yield on earning assets                    8.53%     8.16%      8.44%     8.16%
Rate paid on interest-bearing deposits     3.88%     3.58%      3.85%     3.62%
                                           ----      ----       ----      ----
  Net interest spread                      4.65%     4.59%      4.59%     4.54%
                                           ====      ====       ====      ====
  Net interest margin                      5.40%     5.22%      5.34%     5.18%
                                           ====      ====       ====      ====

         The increase for the six-months ended June 30, 2000 in the net interest margin to 5.34% from 5.18% for the same period in 1999 was attributed to the increase in the net spread (the difference between rates earned on interest earning assets and rates paid on deposits), affected primarily by an increasing interest rate environment and the change in the mix between loans and investment securities for the period ended June 30, 2000 compared to the same period in 1999. The increase for the six-months ended June 30, 2000 in the net interest spread to 4.59% from 4.54% for the same period in 1999 was a result of a 28 basis point increase in rates earned on interest earning assets offset by a 23 basis point increase in interest paid on interest bearing deposits.

         For the three months ended June 30, 2000 the net interest margin was 5.40% compared to 5.22% for the same period in 1999. The increase in the net interest margin was attributed to a 37 basis point increase on rates earned for assets offset by a 30 basis point increase in rates paid on deposits, and the change in the mix in the loans and investment securities.

NONINTEREST INCOME

         The following table is a summary of the Company's noninterest income for the periods indicated:

                                                                     Three Months Ended        Six Months Ended
Noninterest Income                                                         June 30,                 June 30,
   (In thousands)                                                    ------------------       -------------------
                                                                       2000        1999         2000        1999
                                                                     -------     -------      -------     -------
  Service charges on deposit accounts                                $   839     $   536      $ 1,467     $ 1,023
  Other fees and charges                                                 223         216          454         431
  Gain (loss) on sale of loans                                                       (50)          54         (87)
  Gain on shares received from insurance company demutualization                                  683
  Gain on sale or calls of securities                                      4                        4          16
  Other                                                                   71         121          158         352
                                                                     -------     -------      -------     -------
Total noninterest income                                             $ 1,137     $   823      $ 2,820     $ 1,735
                                                                     =======     =======      =======     =======

         Noninterest income increased to $2,820,000 for the six months ended June 30, 2000 as compared to $1,735,000 for the same six months ended June 30, 1999, a $1,085,000 increase. This increase is primarily the result of a one-time pre-tax revenue item of $683,000, which represents the initial value of 40,153 shares of John Hancock Financial Services, Inc., common stock received by the Company. In addition, marketing efforts focusing on retail and commercial deposit customers has resulted in a 5.4% increase in noninterest bearing demand deposit accounts during the first six months of 2000. This has attributed to the increase of $467,000 in service charges and other fees and charges for the period ended June 30, 2000 as compared to the same period in 1999.

Noninterest income increased to $1,137,000 for the three months ended June 30, 2000 as compared to $823,000 for the same three months ended June 30, 1999, a $314,000 increase primarily as a result of increase of marketing efforts as discussed above.

NONINTEREST EXPENSE

         The following table is a summary of the Company's noninterest expense for the periods indicated:

                                   Three Months Ended     Six Months Ended
                                   ------------------     ----------------
NONINTEREST EXPENSE                     June 30,              June 30,
   (in thousands)                  ------------------     -----------------
                                    2000       1999       2000       1999
                                   -------   --------    -------    -------

Salaries & employee benefits       $1,543     $1,154     $3,018     $2,293
Occupancy expense                     198        155        358        315
Furniture & equipment expense         184        166        366        352
Professional services                 183        104        412        208
Merger and acquisition expense        127                   356
Data processing expenses              119         96        251        200
Printing & supplies                    84         68        161        135
Postage                                68         53        130        107
Messenger expense                      47         47        100         93
ATM expense                           134         93        231        172
Other                                 509        501        828        850
                                   ------     ------     ------     ------
     Total Noninterest expense     $3,196     $2,437     $6,211     $4,725
                                   ======     ======     ======     ======

         Noninterest expense totaled $6,211,000 for the six-month period ended June 30, 2000, compared to $4,725,000 for the same period in 1999. The increased salary and benefit expenses of $725,000 and infrastructure costs were higher in preparation for the closing of the transaction with Six Rivers National Bank. Professional fees increased $204,000 over the six month period primarily due to the implementation of the High Performance Checking program in 2000. During the six months ending June 30, 2000, the Company incurred merger and acquisition charges in the amount of $356,000 relating to the pending transaction with Six Rivers National Bank (NASDAQ:SIXR).

         For the three-month period ending June 30, 2000 noninterest expense increased $759,000. The increase in noninterest expense is attributed to the growth of the Bank and the proposed merger transaction as discussed above.

INCOME TAXES

         The provision for income taxes for the six-months ended June 30, 2000 was $937,000 as compared to $824,000 for the same period in 1999. The effective income tax rate for state and federal income taxes was 28% for the six-months ended June 30, 2000 compared to 28.5% for the same period in 1999. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Bank's investment in municipals securities.

IMPAIRED, NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS AND OTHER REAL ESTATE
OWNED

         At June 30, 2000, the recorded investment in loans and leases for which impairment has been recognized was approximately $199,000. Of this balance, approximately $120,000 has a related valuation allowance of $43,000. The remaining $79,000 did not require a valuation allowance. For the period ended June 30, 2000, the average recorded investment in loans and leases for which impairment has been recognized was approximately $305,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $27,000 for cash payments received in 2000.

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

         A summary of non-performing assets at June 30, 2000, and December 31, 1999, is as follows:

                                                 June 30,     December 31,
(In thousands)                                     2000           1999
                                                 --------     ------------

Total nonaccrual loans                             $ 80           $346
Loans 90 days past due and still accruing            23            223
                                                   ----           ----

Total nonperforming loans                           103            569
Other real estate owned                                             80
                                                   ----           ----

Total nonperforming assets                         $103           $649
                                                   ====           ====
Nonaccrual loans to total gross loans              0.04%          0.16%
                                                   ====           ====
Nonperforming loans to total gross loans           0.05%          0.26%
                                                   ====           ====
Total nonperforming assets to total assets         0.03%          0.21%
                                                   ====           ====

ALLOWANCE FOR LOAN LOSSES

         The Company maintains an allowance for loan and lease losses to absorb inherent losses in the loan and lease portfolio. Management attributes general reserves to different types of loans and leases using percentages, which are based upon perceived risk, associated with the portfolio and underlying collateral. The allowance for probable loan and lease losses is a general reserve available against the total loan and lease portfolio and off balance sheet credit exposure. While management uses available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for probable loan and lease losses. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. At June 30, 2000, based on known information, management believes that the allowance for loan and lease losses was adequate to absorb losses inherent in existing loans and leases and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and leases and commitments to extend credit as of such date.

         A summary of the allowance for loan and lease losses at June 30, 2000, June 30, 1999 and December 31, 1999, is as follows:

                                       June 30,     June 30,   December 31,
                                       --------     --------   ------------
(In thousands)                           2000         1999         1999
                                         ----         ----         ----
Balance beginning of year              $ 2,260      $ 1,902      $ 1,902
Provision for loan losses                  600          555        1,042
Charge-offs                               (232)        (747)      (1,210)
Recoveries                                  65          222          526
                                       -------      -------      -------
Balance end of period                  $ 2,693      $ 1,932      $ 2,260
                                       =======      =======      =======

         The evaluation process is designed to determine the adequacy of the allowance for loan and lease losses. This process attempts to assess the risk of losses inherent in the loan and lease portfolio by segregating the allowance for loan and lease losses into three components: "Specific," "loss migration," and "general." The specific component is established by allocating a portion of the allowance for loan and lease losses to individual classified credits on the basis of specific circumstances and assessments. The loss migration component is calculated as a function of the historical loss migration experience of the internal loan credit risk rating categories. The general component is an unallocated portion that supplements the first two components and includes: management's judgement of the current economic conditions, borrower's financial condition, loan and lease impairment, evaluation of the performing loan and lease portfolio, continual evaluation of problem loans and leases identified as having a higher degree of risk, off balance sheet risks, net charge off trends, and other factors. Loan activity increased in the first half of 2000 particularly in commercial and consumer loans with a higher risk characteristic attributing to the increase in the allowance for loan loss. The allowance for loan and lease losses was 1.20% of total loans and leases as of June 30, 2000, compared to 1.04% on December 31, 1999.

         There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the levels of the allowance for loan and lease losses and the related provision for loan and lease losses in future periods.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $10,500,000 as of June 30, 2000 were available to provide liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") System providing an additional line of credit of $11,664,000 secured by first deeds of trust on eligible 1-4 unit residential loans. The Company also has a line of credit with Federal Reserve Bank ("FRB") of $12,705,000 secured by first deeds of trust on eligible commercial real estate loans and leases. The Company has not utilized the line of credit from the FHLB System or FRB.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $79,137,000 and $81,098,000 (or 24.8% and 25.9% of total assets) at June 30, 2000 and December 31, 1999, respectively. Total liquid assets for June 30, 2000 and December 31, 1999 include investment securities of and $27,247,000 and $28,146,000, respectively, classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $257,728,000 and $251,508,000 at June 30, 2000 and December 31, 1999, respectively.

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

         The following table shows the interest sensitive assets and liabilities gap (other than equity securities with a fair value of approximately $753,000), which is the measure of interest sensitive assets over interest-bearing liabilities, for each individual repricing period on a cumulative basis:

                                   Within Three  Three Months    One to Five   Greater Than
(IN THOUSANDS)                        Months      to One Year       Years       Five Years       Total
                                     ---------     ---------      ---------      ---------     ---------
EARNING ASSETS
Held to maturity securities          $   1,102     $   3,050      $   8,418      $  14,677     $  27,247
Available for sale securities               -          4,949         10,107          9,102        24,158
Fed funds sold                          13,000                                                    13,000
Loans-net of deferred loan fees         43,199        17,263        106,423         58,268       225,153
                                     ---------     ---------      ---------      ---------     ---------
  Total earning assets               $  57,301     $  25,262      $ 124,948      $  82,047     $ 289,558
                                     =========     =========      =========      =========     =========

INTEREST BEARING LIABILITIES
Interest bearing demand deposits                      11,061                                      11,061
Savings deposits                                     104,455                                     104,455
Time deposits                        $  47,587     $  70,153      $   3,902      $      --     $ 121,642
                                     ---------     ---------      ---------      ---------     ---------
    Total interest bearing
      liabilities                    $  47,587     $ 185,669      $   3,902      $      --     $ 237,158
                                     =========     =========      =========      =========     =========

Interest rate sensitivity gap        $   9,714     $(160,407)     $ 121,046      $  82,047
                                     =========     =========      =========      =========
Cumulative interest rate
  sensitivity gap                    $   9,714     $(150,693)     $ (29,647)     $  52,400
                                     =========     =========      =========      =========

         At June 30, 2000, the gap table indicates the Company as liability sensitive in the twelve-month period. The interest rate sensitivity gap is defined as the difference between amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that time period. The year-end gap report is based on the contractual interest repricing date. The gap method does not consider the impact of different multipliers (how interest rates change when the Fed Funds rate changes by 1%) and lags (time it takes for rates to change after the Fed Funds rate changes). The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates and future impact of new business strategies. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company. The Company's model analyzes the impact on earnings of future rate changes by including factors for lags and multipliers for key bank rates. Both methods of measuring interest rate sensitivity do not take into account actions taken by management to modify the effect to net interest income if interest rates were to rise or fall.

         Although the Company had a negative gap at June 30, 2000, the asset liability simulation model showed the Company was slightly liability sensitive at June 30, 2000. This means that when interest rates increase, yields on earning assets would be expected to decrease faster than rates paid for deposits, causing the net interest margin to decrease. Due to an increasing interest rate environment in the first quarter of 2000, the Company's liability sensitive posture had a positive impact on net interest margins. In a declining rate environment, the opposite impact would be expected; i.e., the net interest margin should increase.

FINANCIAL CONDITION AS OF JUNE 30, 2000 AS COMPARED TO DECEMBER 31, 1999

         Total assets at June 30, 2000, were $319,179,000, compared to December 31, 1999 assets of $312,810,000. Increases in average deposits of 6.7% were used to fund a 7.8% increase in average earning assets for the six months ended June 30, 2000.

         Investment securities and federal funds sold totaled $65,158,000 at June 30, 2000, compared to $68,315,000 at December 31, 1999. The Company is a member of Federal Home Loan Bank of San Francisco and holds $666,000 in FHLB stock at June 30, 2000.

         During the first six months of 2000, net loans and leases increased to $222,460,000 from $215,397,000 at December 31, 1999. Loans and leases are the Company's major component of earning assets. The Bank's average loan to deposit ratio was 78.5%.

         Total deposits increased to $279,412,000 at June 30, 2000 compared to $275,261,000 at December 31, 1999 with the growth primarily in noninterest bearing demand accounts, which increased $2,183,000, or 5.4%.

         The Company maintains capital to support capital needs future growth and dividend payouts while maintaining the confidence of depositors and investors by increasing shareholder value. The Company has provided the majority of its capital requirements through the retention of earnings. Stockholders' equity increased to $34,932,000 as of June 30, 2000, as compared to $33,246,000 at December 31, 1999.

         The Company and the Bank have levels of capital in excess of all regulatory requirements. The risk-based capital ratios are listed below.

Company                           June 30,    December 31,   Minimum for Capital  To Be Well Capitalized Under Prompt
-------                           --------    ------------   -------------------  -----------------------------------
                                    2000          1999        Adequacy Purposes      Corrective Action Provisions
                                    ----          ----        -----------------      ----------------------------
Leverage Ratio                     10.97%        10.47%              4.00%                        N/A
Tier 1 risk-based capital ratio    14.35%        14.13%              4.00%                        N/A
Total risk-based capital ratio     15.46%        15.10%              8.00%                        N/A

Bank

Leverage Ratio                     10.69%        10.20%              4.00%                      5.00%
Tier 1 risk-based capital ratio    13.99%        13.74%              4.00%                      6.00%
Total risk-based capital ratio     15.10%        14.70%              8.00%                     10.00%

IMPACT OF INFLATION

         Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetary items. The relatively low proportion of the Bank's fixed assets (approximately 1.8% June 30, 2000) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In Management's opinion there has not been a material change in the Company's market risk profile for the six months ended June 30, 2000 compared to December 31, 1999.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of North Valley Bancorp was held on Tuesday, May 30, 2000. Shareholders of North Valley Bancorp approved the following proposals:

1 Election of directors. All management nominees were elected and there was no solicitation in opposition to management's nominees in the proxy statement.

2. Ratification of Deloitte & Touche as independent public accountants for the Corporation for 2000.

Results of the election are presented below:

                         REGULAR MEETING OF SHAREHOLDERS
                              TUESDAY, MAY 30, 2000

TOTAL SHARES OUTSTANDING:            3,715,818
TOTAL SHARES VOTED:                  2,755,346     74.15%

                                               SHARES    % OUTSTANDING    % OF
                                               VOTED        SHARES       QUORUM

PROPOSAL 1:                      For:         2,746,350     73.91%       99.67%
Election of Directors            Against:         8,996      0.24%        0.33%
                                 Abstain:             0      0.00%        0.00%

PROPOSAL 2:                      For:         2,735,206     73.61%       99.27%
Ratify Deloitte & Touche as      Against:         7,784      0.21%        0.28%
independent public accountants   Abstain:        12,356      0.33%        0.45%
for 2000

ITEM 5.  OTHER INFORMATION

         N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits  - none.

(b)      Reports on Form 8-K during the quarter ended June 30, 2000:

         Filed April 12, 2000   Results of Both Shareholder Meetings

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
(Registrant)

Date  August 14, 2000

By: /s/ SHARON BENSON
-----------------------------------------------
Sharon Benson
Senior Vice President & Chief Financial Officer