Form 10-Q
period 2000-09-30
NORTH VALLEY BANCORP
filed 2000-11-14
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From
          ____________ to

Commission file number 0-10652


                              NORTH VALLEY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                  94-2751350
   ---------------------------             ---------------------------------
   State or other jurisdiction                  (IRS Employer ID Number)
                                           of incorporation or organization)

             880 E. CYPRESS AVENUE, REDDING, CA              96002
          ----------------------------------------         ----------
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

Common Stock - 5,801,420 shares as of November 10, 2000.

INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Condensed consolidated balance sheets--September 30, 2000 and December 31, 1999

Condensed consolidated statements of income--For the three months and nine months ended September 30, 2000 and 1999

Condensed consolidated statement of cash flows--For the nine months ended September 30, 2000 and 1999

Notes to condensed consolidated financial statements-- September 30, 2000 and December 31, 1999 and the Nine months ended September 30, 2000 and 1999

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

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8K


SIGNATURES

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (In thousands except share amounts)
                                                           SEPTEMBER 30,   DECEMBER 31,
ASSETS                                                        2000             1999
Cash and cash equivalents:
  Cash and due from banks                                   $  14,047       $  12,783
  Federal funds sold                                            1,200          14,600
                                                            ---------       ---------
  Total cash and cash equivalents                              15,247          27,383
Cash held in trust                                                221             282
Securities:
  Available for sale, at fair value                            28,324          25,569
  Held to maturity, at amortized cost
    with fair values of:
      $26,417 at September 30, 2000
      $28,975 at December 31,1999                              25,507          28,146
Loans and leases, net of allowance for loan and
  lease losses and deferred loan fees of:
      $2,809 and $125 at September 30, 2000
      $2,260 and $194 at December 31, 1999                    228,782         215,397
Premises and equipment, net of
  accumulated depreciation and
  amortization                                                  5,957           5,060
Other real estate owned                                                            80
FHLB stock                                                        680             911
Company owned life insurance                                   15,875           4,650
Accrued interest receivable                                     2,131           2,035
Other assets                                                    3,313           3,297
                                                            ---------       ---------
TOTAL ASSETS                                                $ 326,037       $ 312,810
                                                            =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Noninterest-bearing demand deposits                       $  42,960       $  40,071
  Interest-bearing deposits                                   242,242         235,190
                                                            ---------       ---------
Total deposits                                                285,202         275,261
Accrued interest and other liabilities                          4,536           4,303
                                                            ---------       ---------
Total liabilities                                             289,738         279,564
                                                            ---------       ---------
STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized
  5,000,000 shares; none outstanding
Common stock, no par value:  authorized
  20,000,000 shares; outstanding
  3,720,018 at September 30, 2000
  And 3,714,418 at December 31,1999                            10,439          10,427
Retained Earnings                                              25,455          22,936
Accumulated other comprehensive income (loss), net of tax         405            (117)
                                                            ---------       ---------
Total stockholders' equity                                     36,299          33,246
                                                            ---------       ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                      $ 326,037       $ 312,810
                                                            =========       =========
See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (In thousands except share amounts)
                                                                  NINE MONTHS ENDED SEPTEMBER 30,   THREE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------   --------------------------------
                                                                       2000             1999             2000              1999
                                                                       ----             ----             ----              ----

INTEREST INCOME
Loans and leases including fees                                      $ 14,842         $ 12,840         $  5,228         $  4,412
Securities
    Taxable                                                             1,282              800              452              234
    Exempt from federal taxes                                           1,227            1,481              395              473
Federal funds sold                                                        740              705              164              274
                                                                     --------         --------         --------         --------
Total interest income                                                  18,091           15,826            6,239            5,393

INTEREST EXPENSE - DEPOSITS                                             6,929            6,056            2,412            2,055
                                                                     --------         --------         --------         --------

NET INTEREST INCOME                                                    11,162            9,770            3,827            3,338

PROVISION FOR LOAN AND LEASE LOSSES                                       780              835              180              280
                                                                     --------         --------         --------         --------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                            10,382            8,935            3,647            3,058
                                                                     --------         --------         --------         --------

NONINTEREST INCOME:
  Service charges on deposit accounts                                   2,310            1,581              843              558
  Gain on shares received from insurance company demutualization          683
  Other fees and charges                                                  619              802              165              371
  Gain (loss) on sale of loans                                             52              (88)              (2)              (1)
  Gain on sale or calls of securities                                      23               25               19                9
  Other                                                                   309              546              151              194
                                                                     --------         --------         --------         --------
Total noninterest income                                                3,996            2,866            1,176            1,131
                                                                     --------         --------         --------         --------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                        4,564            3,506            1,546            1,213
  Furniture and equipment expense                                         571              515              205              163
  Occupancy expense                                                       507              482              149              167
  Merger & integration expense                                            447                                91
  Other                                                                 3,242            2,717            1,129              952
                                                                     --------         --------         --------         --------
Total noninterest expenses                                              9,331            7,220            3,120            2,495
                                                                     --------         --------         --------         --------

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                                 5,047            4,581            1,703            1,694

PROVISION FOR INCOME TAXES                                              1,413            1,226              476              402
                                                                     --------         --------         --------         --------

NET INCOME                                                           $  3,634         $  3,355         $  1,227         $  1,292
                                                                     ========         ========         ========         ========

EARNINGS PER SHARE:
  Basic                                                              $   0.98         $   0.91         $   0.33         $   0.35
                                                                     ========         ========         ========         ========
  Diluted                                                            $   0.97         $   0.90         $   0.33         $   0.35
                                                                     ========         ========         ========         ========
See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                          2000        1999
                                                                          ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  3,634    $  3,355
  Adjustments to reconcile net income to net cash provided
      by operating activities:
    Depreciation and amortization                                            506         489
    Amortization of premium on securities                                    155         (19)
    Provision for loan and lease losses                                      780         835
    Loss on sale/write down of other real estate owned                                   635
    Gain on shares received from insurance company demutualization          (683)
    Gain on sale or calls of securities                                      (23)        (25)
    (Gain)/loss on sales of loans and leases                                 (52)         88
    Provision/(benefit) for  deferred taxes                                   63          (8)
    Effect of changes in:
      Cash held in trust                                                      61         374
      Accrued interest receivable                                            (96)
      Other assets                                                          (885)       (924)
      Accrued interest and other liabilities                                 233        (376)
                                                                        --------    --------
        Net cash provided by operating activities                          3,693       4,424
                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale (purchase) of FHLB stock                                231         (58)
  Proceeds from sale of other real estate owned                              325       3,190
  Purchases of available for sale securities                             (10,500)    (13,000)
  Proceeds from sales of available for sale securities                        56         100
  Proceeds from maturities or calls of available for sale securities       8,993      20,625
  Proceeds from maturities or calls of held to maturity securities         2,630       3,160
  Proceeds from sales of loans and leases                                    948      26,993
  Net increase in loans and leases                                       (15,306)    (44,577)
  Purchases of life insurance                                            (10,641)
  Purchases of premises and equipment - net                               (1,403)       (404)
                                                                        --------    --------
        Net cash used in investing activities                            (24,667)     (3,971)
                                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in demand deposits, demand accounts, and savings accounts    13,062       4,994
  Net change in time certificates                                         (3,121)      1,496
  Cash dividends paid                                                     (1,115)     (1,478)
  Cash received for stock options exercised                                   12          88
                                                                        --------    --------
        Net cash provided by financing activities                          8,838       5,100
                                                                        --------    --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                       (12,136)      5,553
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                       27,383      25,352
                                                                        --------    --------
  End of period                                                         $ 15,247    $ 30,905
                                                                        ========    ========
ADDITIONAL INFORMATION:
  Transfer of foreclosed loans and leases from loans and leases
    receivable to other real estate owned                               $    245    $  4,576
                                                                        ========    ========
  Cash payments:
    Income tax payments                                                 $  2,087    $  1,248
                                                                        ========    ========
    Interest payments                                                   $  6,921    $  6,068
                                                                        ========    ========
See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       September 30, 2000 and December 31, 1999 and the Nine-months ended
                          September 30, 2000 and 1999.

NOTE A - BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999. Operating results for the nine-months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

          On October 11, 2000 Six Rivers National Bank was merged with and into North Valley Bancorp with Six Rivers National Bank operating as a wholly owned subsidiary of North Valley Bancorp. The financial statements contained herein have not been restated to include any activity of Six Rivers National Bank (see Note E).

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

                                                        NINE-MONTHS ENDED SEPTEMBER 30,     THREE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------     --------------------------------
      (IN THOUSANDS)                                        2000              1999              2000              1999
                                                            ----              ----              ----              ----

Net income                                                 $ 3,634           $ 3,355           $ 1,227           $ 1,292
Other comprehensive income/(loss):
  Holding (loss) gain arising during period, net
    of tax                                                     505              (104)              499
  Reclassification adjustment, net of tax                       17                18                13                 7
                                                           -------           -------           -------           -------
Total other comprehensive income/(loss)                        522               (86)              512                 7
                                                           -------           -------           -------           -------

Total comprehensive income                                 $ 4,156           $ 3,269           $ 1,739           $ 1,299
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

          There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the nine and three-month periods ended September 30, 2000 and 1999 is reconciled as follows:

(IN THOUSANDS EXCEPT EARNINGS PER SHARE)                NINE-MONTHS ENDED SEPTEMBER 30,    THREE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------    --------------------------------

                                                            2000              1999              2000              1999
                                                            ----              ----              ----              ----
CALCULATION OF BASIC EARNINGS PER SHARE
Numerator - net income                                     $3,634            $3,355            $1,227            $1,292
Denominator - weighted average common
  shares outstanding                                        3,717             3,701             3,719             3,705
                                                           ------            ------            ------            ------

Basic Earnings Per Share                                   $ 0.98            $ 0.91            $ 0.33            $ 0.35
                                                           ======            ======            ======            ======

CALCULATION OF DILUTED EARNINGS PER SHARE
Numerator - net income                                     $3,634            $3,355            $1,227            $1,292
Denominator - weighted average common
  shares outstanding                                        3,717             3,701             3,719             3,705

  Dilutive effect of outstanding options                       25                19                52                20
                                                           ------            ------            ------            ------

                                                            3,742             3,720             3,771             3,725
                                                           ------            ------            ------            ------
Diluted Earnings Per Share                                 $ 0.97            $ 0.90            $ 0.33            $ 0.35
                                                           ======            ======            ======            ======

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

          Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and amended by SFAS No. 138, issued in June 2000. The requirements of SFAS No. 133 as amended by SFAS No.138 will be effective for the Company in the first quarter of the fiscal year beginning January 1, 2001. The standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company intends to adopt the standard effective January 1, 2001. Management does not expect the adoption of SFAS No. 133 as amended by SFAS No. 138 to have a significant impact on the financial position or results of operations of the Company because the Company does not have significant derivative activity.

          SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the FASB, and some were changed in only minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. It is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.

NOTE E - MERGER WITH SIX RIVERS NATIONAL BANK

          On October 11, 2000 Six Rivers National Bank was merged with and into North Valley Bancorp with Six Rivers National Bank operating as a wholly owned subsidiary of North Valley Bank. The merger resulted in the issuance of approximately 2.1 million shares of North Valley Bancorp's common stock based on a conversion ratio of 1.40 shares of North Valley Bancorp common stock for each share of Six Rivers National Bank common stock. The merger will be accounted for using the pooling-of-interests method of accounting. Historical financial information presented in future reports will be restated to include Six Rivers National Bank. No material adjustments are expected to be recorded to conform Six Rivers National Bank's accounting policies to those of North Valley Bancorp.

          The following unaudited pro-forma combined financial information summarizes the combined results of operations of North Valley Bancorp and Six Rivers National Bank based on the pooling-of-interests method of accounting, as if the combination had been consummated on January 1 of each of the periods presented. This information is derived from the historical financial statements of each company. Weighted average shares and earnings per share were calculated based on a conversion ratio of 1.40 to 1.

             UNAUDITED PRO-FORMA COMBINED SUMMARY OF OPERATIONS
                    (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                   NINE MONTHS ENDED
                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                 2000            1999

Net interest income                           $   17,724      $   16,182
                                              ==========      ==========

Net Income                                    $    4,252      $    4,293
                                              ==========      ==========

Earnings per share:
  Basic                                       $     0.73      $     0.75
                                              ==========      ==========
  Diluted                                     $     0.73      $     0.74
                                              ==========      ==========

Weighted average common shares used
    in computing basic earnings per share      5,791,800       5,751,443
                                              ==========      ==========
Weighted average common shares used
    in computing diluted earnings per share    5,835,000       5,777,082
                                              ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

          North Valley Bancorp (the "Company") is the bank holding company for North Valley Bank (the "Bank"), a state-nonmember bank. The Bank operates out of its main office located at 880 E. Cypress Avenue, Redding, CA 96002, with 11 branches, which include two supermarket branches in Shasta and Trinity Counties in Northern California. The Company operates as one business segment providing banking services to the Company's clients in Northern California. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of the Company's revenues.

          Effective October 11, 2000, the Company completed the merger with Six Rivers National Bank. Under the terms of the merger agreement, Six Rivers National Bank shareholders received 1.4 shares of North Valley Bancorp common stock for each share of Six Rivers National Bank common stock. On the closing date there were approximately 1.5 million shares of Six Rivers National Bank common stock outstanding and approximately 85,000 common stock options outstanding to be converted to North Valley Bancorp common stock or common stock options. The merger will be accounted for as a pooling of interests. Six Rivers National Bank now operates as a wholly-owned subsidiary of North Valley Bancorp. The financial information herein represents only the activities of North Valley Bancorp as of September 30, 2000 and December 31, 1999 and for the three and nine month periods ended September 30, 1999 and 2000, and does not include any financial information of Six Rivers National Bank. Pro forma information for North Valley Bancorp and Six Rivers National Bank as of September 30, 2000 was filed with the Securities and Exchange Commission on October 26, 2000, on Form 8-K.

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

EARNINGS SUMMARY

                               THREE MONTHS ENDED        NINE-MONTHS ENDED
                               ------------------        -----------------
                                 SEPTEMBER 30,             SEPTEMBER 30,
                                 -------------             -------------
(IN THOUSANDS EXCEPT           2000         1999         2000         1999
EARNINGS PER SHARE)            ----         ----         ----         ----

Net interest income          $  3,827     $  3,338     $ 11,162     $  9,770
Provision for loan losses        (180)        (280)        (780)        (835)
Noninterest income              1,176        1,131        3,996        2,866
Noninterest expense            (3,120)      (2,495)      (9,331)      (7,220)
Provision for income taxes       (476)        (402)      (1,413)      (1,226)
                             --------     --------     --------     --------
Net income                   $  1,227     $  1,292     $  3,634     $  3,355
                             ========     ========     ========     ========

Earnings Per Share
  Basic                      $   0.33     $   0.35     $   0.98     $   0.91
                             ========     ========     ========     ========
  Diluted                    $   0.33     $   0.35     $   0.97     $   0.90
                             ========     ========     ========     ========

Return on Average Assets         1.50%        1.68%        1.51%        1.50%
                             ========     ========     ========     ========
Return on Average Equity        13.78%       16.01%       13.98%       14.25%
                             ========     ========     ========     ========

          The Company's consolidated net earnings grew 8.32% for the nine months ended September 30, 2000, to $3,634,000, or $0.97 diluted earnings per share, compared to $3,355,000, or $0.90 diluted earnings per share for the comparable period of 1999. Return on average assets was 1.51% and return on average equity was 13.98% for the nine months ended September 30, 2000, compared to 1.50% and 14.25%, respectively, for the same period of 1999.

          The Company's consolidated net earnings for the three months ended September 30, 2000 were $1,227,000, or $0.33 diluted earnings per share, compared to $1,292,000, or $0.35 diluted earnings per share for the comparable period of 1999. Return on average assets was 1.50% and return on average equity was 13.78% for the quarter ended September 30, 2000 compared to 1.68% and 16.01% respectively, for the same period in 1999.

          The higher earnings for the nine months ended September 30, 2000, resulted from increased net interest income from loan growth and rising interest rates, increased non-interest income from service charges on deposit accounts offset somewhat by higher levels of interest expense on deposits, merger and integration costs and salary and benefit expense. Noninterest income increased 39.43% in the nine-month period ending September 30, 2000, resulting primarily from additional service charges generated from new accounts. The Company received a one-time revenue item in the amount of $683,000 during the first quarter resulting from the demutualization of an insurance company from which the Bank owns policies. The combination of the higher rate environment, current asset mix and strong core deposit growth has contributed to the increase in net interest margin from 5.16% at September 30, 1999, to 5.39% at September 30, 2000.

          The Company incurred merger and integration expenses in the amount of $447,000 comprised of professional fees, filing fees, and printing costs relating to the merger with Six Rivers National Bank for the first nine months of 2000. Additionally, salary and benefit expenses were higher as the Company prepared for the closing of the Six Rivers transaction. During the fourth quarter of the current fiscal year, the Company expects to incur certain additional merger and integration expenses and paid an additional $366,000 in costs relating to financial advisory services and professional fees from October 1, 2000 through early November.

NET INTEREST INCOME

          Net interest income is the principal source of the Company's operating earnings. It represents the difference between interest earned on loans and other investments and interest paid on deposits. The amount of interest income and expense is affected by changes in volume and mix of earning assets and interest-bearing deposits, along with changes in interest rates.

          The following table is a summary of the Company's net interest income presented on a fully taxable equivalent (FTE) basis for the periods indicated:

                             THREE MONTHS ENDED      NINE-MONTHS ENDED
                             ------------------      -----------------
                                SEPTEMBER 30,           SEPTEMBER 30,
                             ------------------      -----------------
(IN THOUSANDS)                2000        1999        2000        1999
                              ----        ----        ----        ----
Interest income             $  6,239    $  5,393    $ 18,091    $ 15,826
Interest expense              (2,412)     (2,055)     (6,929)     (6,056)
FTE adjustment                   217         256         656         785
                            --------    --------    --------    --------
Net interest income (FTE)   $  4,044    $  3,594    $ 11,818    $ 10,555
                            ========    ========    ========    ========

          The increase in net interest income adjusted to a fully taxable equivalent basis (FTE) for the nine-month period ended September 30, 2000 resulted primarily from the increase in the volume of loans, which generally carry higher interest rates than other earning assets, combined with an increase in the rates earned on loans offset by an increase in rates paid on interest earning deposits. Average loans increased to $221,485,000 for the nine-months ended September 30, 2000, as compared to $200,656,000 over the same period in 1999, or a 10.4% increase. Average interest-bearing deposits for the nine-months ended September 30, 2000 totaled $237,316,000; as compared to $224,632,000 for the same period in 1999 or a 5.7% increase.

          The increase in net interest income (FTE) for the three month period ended September 30, 2000 resulted primarily from the increase in the volume of loans, which generally carry higher interest rates than other earning assets, combined with an increase in the rates earned on loans offset by an increase in rates paid on interest earning deposits. Average loans increased to $227,531,000 for the three months ended September 30, 2000, as compared to $207,144,000 over the same period in 1999, or a 9.8% increase. Average interest-bearing deposits for the three months ended September 30, 2000 totaled $241,177,000; as compared to $228,167,000 for the same period in 1999 or a 5.7% increase.

          The following table is a summary of the Company's net interest margin
(FTE) for the periods indicated:

                                          THREE MONTHS ENDED   NINE-MONTHS ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                            2000      1999      2000      1999
                                            ----      ----      ----      ----
Yield on earning assets                     8.78%     8.02%     8.56%     8.11%
Rate paid on interest-bearing deposits      3.97%     3.57%     3.89%     3.60%
                                            ----      ----      ----      ----
  Net interest spread                       4.81%     4.45%     4.67%     4.51%
                                            ====      ====      ====      ====
  Net interest margin                       5.50%     5.11%     5.39%     5.16%
                                            ====      ====      ====      ====


          The increase for the nine months ended September 30, 2000 in the net interest margin to 5.39% from 5.16% for the same period in 1999 was attributed to the increase in the net spread (the difference between rates earned on interest earning assets and rates paid on deposits), affected primarily by an increasing interest rate environment and the change in the mix between loans and investment securities for the period ended September 30, 2000 compared to the same period in 1999. The increase for the nine months ended September 30, 2000 in the net interest spread to 4.67% from 4.51% for the same period in 1999 was a result of a 45 basis point increase in rates earned on interest earning assets partially offset by a 29 basis point increase in interest paid on interest bearing deposits.

          For the three months ended September 30, 2000 the net interest margin was 5.50% compared to 5.11% for the same period in 1999. The increase was attributed to the increases in loans and deposits affected primarily by an increasing interest rate environment and the change in the mix between loans and investment securities. The increase in the net interest spread was attributed to a 76 basis point increase on rates earned for assets due to the rising interest rate environment and the change in the mix in the loans and investment securities offset by a 40 basis point increase in rates paid on deposits.

NONINTEREST INCOME

          The following table is a summary of the Company's noninterest income for the periods indicated:

                                             THREE MONTHS ENDED     NINE-MONTHS ENDED
Noninterest Income                              SEPTEMBER 30,         SEPTEMBER 30,
  (In thousands)                             ------------------     -----------------
                                               2000       1999       2000       1999
                                               ----       ----       ----       ----

  Service charges on deposit accounts        $   843    $   558    $ 2,310    $ 1,581
  Other fees and charges                         165        371        619        802
  Gain (loss) on sale of loans                    (2)        (1)        52        (88)
  Gain on shares received from insurance
    company demutualization                                            683
  Gain on sale or calls of securities             19          9         23         25
  Other                                          151        194        309        546
                                             -------    -------    -------    -------
Total noninterest income                     $ 1,176    $ 1,131    $ 3,996    $ 2,866
                                             =======    =======    =======    =======


          Noninterest income increased to $3,996,000 for the nine months ended September 30, 2000 as compared to $2,866,000 for the same nine months ended September 30, 1999, a $1,130,000 increase. This increase is primarily the result of a one-time pre-tax revenue item of $683,000, which represents the initial value of 40,153 shares of John Hancock Financial Services, Inc., common stock received by the Company. In addition, marketing efforts focusing on retail and commercial deposit customers has resulted in a 25% increase in noninterest bearing demand deposit accounts during the first nine months of 2000. This has attributed to the increase of $729,000 in service charges on deposit accounts for the period ended September 30, 2000 as compared to the same period in 1999. The decrease of $183,000 in other fees and charges was primarily attributed to $135,000 in mortgage servicing rights income from the sale of real estate loans for the period ending September 30, 1999. The reduction in other noninterest income for the nine month period was mainly attributed to a $156,000 gain in other real estate owned in 1999.

          Noninterest income increased to $1,176,000 for the three months ended September 30, 2000 as compared to $1,131,000 for the same three months ended September 30, 1999, a $45,000 increase primarily as a result of increase in service charges of $285,000 from the marketing efforts as discussed above.

NONINTEREST EXPENSE

          The following table is a summary of the Company's noninterest expense for the periods indicated:

                                    THREE MONTHS ENDED       NINE-MONTHS ENDED
NONINTEREST EXPENSE                    SEPTEMBER 30,           SEPTEMBER 30,
  (IN THOUSANDS)                       -------------           -------------
                                     2000        1999        2000        1999
                                     ----        ----        ----        ----

Salaries & employee benefits        $1,546      $1,213      $4,564      $3,506
Occupancy expense                      149         167         507         482
Furniture & equipment expense          205         163         571         515
Professional services                  187         123         599         331
Merger and integration expense          91                     447
Data processing expenses               170         116         421         316
Printing & supplies                     46          66         207         201
Postage                                 77          49         207         156
Messenger expense                       46          48         146         141
ATM expense                            120          89         351         261
Other                                  483         461       1,311       1,311
                                    ------      ------      ------      ------
  Total Noninterest expense         $3,120      $2,495      $9,331      $7,220
                                    ======      ======      ======      ======

          Noninterest expense totaled $3,120,000 and $9,331,000 for the three and nine-month period ended September 30, 2000, compared to $2,495,000 and $7,220,000 for the same periods in 1999. The increased salary and benefit expenses and infrastructure costs were higher in preparation for the closing and conversion of Six Rivers to the Company's data processing and centralized services scheduled for December 1, 2000. Professional fees increased $268,000 over the nine month period as compared to the same period in 1999 primarily due to the implementation of the High Performance Checking program. Data Processing increased $105,000 over the nine month period as compared to the same period in 1999 due to the completion of the wide area network system and associated communication lines. During the nine months ending September 30, 2000, the Company incurred merger and integration charges in the amount of $447,000 comprised of professional fees, filing fees, and printing costs relating to the transaction with Six Rivers National Bank.

INCOME TAXES

          The provision for income taxes for the nine-months ended September 30, 2000 was $1,413,000 as compared to $1,226,000 for the same period in 1999. The effective income tax rate for state and federal income taxes was 28.0% for the nine-months ended September 30, 2000 compared to 27% for the same period in 1999. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Bank's level of investments in municipals securities.

IMPAIRED, NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS AND OTHER REAL ESTATE
OWNED

          At September 30, 2000, the recorded investment in loans and leases for which impairment has been recognized was approximately $163,000. Of this balance, approximately $118,000 has a related valuation allowance of $43,000. The remaining $45,000 did not require a valuation allowance. For the period ended September 30, 2000, the average recorded investment in loans and leases for which impairment has been recognized was approximately $257,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $12,000 for cash payments received in 2000.

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

          A summary of non-performing assets at September 30, 2000, and December 31, 1999, is as follows:

                                             SEPTEMBER 30,   DECEMBER 31,
(IN THOUSANDS)                                   2000            1999

Total nonaccrual loans                          $   45         $  346
Loans 90 days past due and still accruing          168            223
                                                ------         ------

Total nonperforming loans                          213            569
Other real estate owned                                            80
                                                ------         ------

Total nonperforming assets                      $  213         $  649
                                                ======         ======

Nonaccrual loans to total gross loans             0.02%          0.16%
                                                  ====           ====
Nonperforming loans to total gross loans          0.09%          0.26%
                                                  ====           ====
Total nonperforming assets to total assets        0.07%          0.21%
                                                  ====           ====

ALLOWANCE FOR LOAN LOSSES

          The Company maintains an allowance for loan and lease losses to absorb inherent losses in the loan and lease portfolio. Management attributes general reserves to different types of loans and leases using percentages, which are based upon perceived risk, associated with the portfolio and underlying collateral. The allowance for probable loan and lease losses is a reserve available against the total loan and lease portfolio and off balance sheet credit exposure. While management uses available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for probable loan and lease losses. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. At September 30, 2000, based on known information, management believes that the allowance for loan and lease losses was adequate to absorb losses inherent in existing loans and leases and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and leases and commitments to extend credit as of such date.

          A summary of the allowance for loan and lease losses is as follows:

                                      NINE-MONTHS ENDED           YEAR ENDED
                                -----------------------------    ------------
                                SEPTEMBER 30,   SEPTEMBER 30,    DECEMBER 31,
                                -------------   -------------    ------------
(IN THOUSANDS)                      2000            1999             1999
                                    ----            ----             ----
Balance beginning of year         $ 2,260         $ 1,902          $ 1,902
Provision for loan losses             780             835            1,042
Net charge offs                      (231)           (617)            (684)
                                  -------         -------          -------
Balance end of period             $ 2,809         $ 2,120          $ 2,260
                                  =======         =======          =======

          Loan activity increased in the nine months of 2000 particularly in commercial and consumer loans with a higher risk characteristic attributing to the increase in the allowance for loan loss. The allowance for loan and lease losses was 1.21% of total loans and leases as of September 30, 2000, compared to 1.04% on December 31, 1999.

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

LIQUIDITY AND INTEREST RATE SENSITIVITY

          The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $11,500,000 as of September 30, 2000 were available to provide liquidity. In addition, the Bank is a member of the Federal Home Loan Bank ("FHLB") System providing an additional line of credit of $11,664,000 secured by first deeds of trust on eligible 1-4 unit residential loans. The Company also has a line of credit with Federal Reserve Bank ("FRB") of $12,202,000 secured by first deeds of trust on eligible commercial real estate loans and leases. The Company has not utilized the line of credit from the FHLB System or FRB.

          The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $69,078,000 and $81,098,000 (or 21.2% and 25.9% of total assets) at September 30, 2000 and December 31, 1999, respectively. Total liquid assets for September 30, 2000 and December 31, 1999 include investment securities of $25,507,000 and $28,146,000, respectively, classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

          Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $262,485,000 and $251,508,000 at September 30, 2000 and December 31, 1999, respectively.

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

          The following table shows the interest sensitive assets and liabilities gap (other than equity securities with a fair value of approximately $1,189,000), which is the measure of interest sensitive assets over interest-bearing liabilities, for each individual repricing period on a cumulative basis:

                                   WITHIN THREE   THREE MONTHS   ONE TO FIVE    GREATER THAN
(IN THOUSANDS)                        MONTHS       TO ONE YEAR      YEARS        FIVE YEARS       TOTAL
EARNING ASSETS
Held to maturity securities         $     943      $   3,605      $   7,529      $  13,430      $  25,507
Available for sale securities                          5,967          9,230         11,938      $  27,135
Fed funds sold                          1,200                                                       1,200
Loans and leases -net of deferred
loan fees                              49,508         14,468        111,734         55,881        231,591
                                    ---------      ---------      ---------      ---------      ---------
  Total earning assets              $  51,651      $  24,040      $ 128,493      $  81,249      $ 285,433
                                    =========      =========      =========      =========      =========

INTEREST BEARING LIABILITIES
Interest bearing demand deposits                   $  11,788                                    $  11,788
Savings deposits                                     107,221                                      107,221
Time deposits                       $  43,192         75,108      $   4,933      $                123,233
                                    ---------      ---------      ---------      ---------      ---------
  Total interest bearing
    Liabilities                     $  43,192      $ 194,117      $   4,933      $              $ 242,242
                                    =========      =========      =========      =========      =========

Interest rate sensitivity gap       $   8,459      $(170,077)     $ 123,560      $  81,249
                                    =========      =========      =========      =========
Cumulative interest rate
  sensitivity gap                   $   8,459      $(161,618)     $ (38,058)     $  43,191
                                    =========      =========      =========      =========

          At September 30, 2000, the gap table indicates the Company as liability sensitive in the twelve-month period. The interest rate sensitivity gap is defined as the difference between amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that time period. The year-end gap report is based on the contractual interest repricing date. The gap method does not consider the impact of different multipliers (how interest rates change when the Fed Funds rate changes by 1%) and lags (time it takes for rates to change after the Fed Funds rate changes). The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates and future impact of new business strategies. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company. The Company's model analyzes the impact on earnings of future rate changes by including factors for lags and multipliers for key bank rates. Both methods of measuring interest rate sensitivity do not take into account actions taken by management to modify the effect to net interest income if interest rates were to rise or fall.

          Although the Company had a negative gap in the quarter ended September 30, 2000, the asset liability simulation model showed the Company was only slightly liability sensitive. Due to an increasing interest rate environment, low interest rate risk and a slightly liability sensitive posture, the Company's net interest margin increased to 5.39% for the period ended September 30, 2000, compared to 5.16% for the period ended September 30, 1999.

FINANCIAL CONDITION AS OF SEPTEMBER 30, 2000 AS COMPARED TO DECEMBER 31, 1999

          Total assets at September 30, 2000, were $326,037,000, compared to December 31, 1999 assets of $312,810,000. Increases in average deposits of 5.7% were used to fund a 5.1% increase in average earning assets for the nine months ended September 30, 2000.

          Investment securities and federal funds sold totaled $55,031,000 at September 30, 2000, compared to $68,315,000 at December 31, 1999. The decrease was primarily in federal funds sold attributed to an increase in loan activity and the additional investment in company owned life insurance. The Company is a member of Federal Home Loan Bank of San Francisco and holds $680,000 in FHLB stock at September 30, 2000.

          During the first nine months of 2000, net loans and leases increased to $228,782,000 from $215,397,000 at December 31, 1999. Loans and leases are the Company's major component of earning assets. The Bank's average loan to deposit ratio was 78.9%.

          Total deposits increased to $285,202,000 at September 30, 2000 compared to $275,261,000 at December 31, 1999 with $2,889,000 of the growth primarily in noninterest bearing demand accounts while interest bearing savings and demand accounts which increased $10,173,000 offset by a reduction of $3,121,000 in time certificates.

          The Company maintains capital to support capital needs future growth and dividend payouts while maintaining the confidence of depositors and investors by increasing shareholder value. The Company has provided the majority of its capital requirements through the retention of earnings. Stockholders' equity increased to $36,299,000 as of September 30, 2000, as compared to $33,246,000 at December 31, 1999.

          The Company and the Bank have levels of capital in excess of all regulatory requirements. The risk-based capital ratios are listed below.

COMPANY                              SEPTEMBER    DECEMBER 31,   MINIMUM FOR CAPITAL  TO BE WELL CAPITALIZED UNDER PROMPT
                                     ---------    ------------   -------------------  -----------------------------------
                                        2000          1999        ADEQUACY PURPOSES      CORRECTIVE ACTION PROVISIONS
                                        ----          ----        -----------------      ----------------------------
Leverage Ratio                         10.98%        10.47%             4.00%                        N/A
Tier 1 risk-based capital ratio        13.88%        14.13%             4.00%                        N/A
Total risk-based capital ratio         14.97%        15.10%             8.00%                        N/A

BANK

Leverage Ratio                         10.64%        10.20%             4.00%                        5.00%
Tier 1 risk-based capital ratio        13.44%        13.74%             4.00%                        6.00%
Total risk-based capital ratio         14.61%        14.70%             8.00%                       10.00%

IMPACT OF INFLATION

          Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetary items. The relatively low proportion of the Bank's fixed assets (approximately 1.8% September 30, 2000) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          In Management's opinion there has not been a material change in the Company's market risk profile for the nine months ended September 30, 2000 compared to December 31, 1999.

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

          N/A

ITEM 5.   OTHER INFORMATION

          N/A

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits - none.

          (b)     Reports on Form 8-K during the quarter ended September 30,
                  2000:

                  Filed August 3, 2000 Change in Agreement and Plan of Reorganization and Merger with Six Rivers National Bank and earnings press release dated July 20, 2000.

                  Filed September 29, 2000 Press release regarding regulatory approvals received for merger and branch purchase agreement (Six Rivers National Bank Weaverville Branch to Scott Valley Bank.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
--------------------
(Registrant)

Date:   November 14, 2000
        -----------------

BY:


    /s/ SHARON BENSON
-----------------------------------------------
Sharon Benson
Senior Vice President & Chief Financial Officer