Form 10-K
period 2000-12-31
NORTH VALLEY BANCORP
filed 2001-04-02
CIK 353191

FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO                     .
                               -------------------    --------------------

Commission file number    0-10652

                              NORTH VALLEY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                       94-2751350
  ---------------------------                            -------------
 (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                     Identification No.)

          880 East Cypress Avenue, Redding, California     96002
          --------------------------------------------     -----
             (Address of Principal Executive Offices)    (Zip Code)

Registrant's telephone number, including area code    (530) 221-8400

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
                            No Par Value Common Stock
                            -------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, was $73,916,000 as of March 1, 2001.

The number of shares outstanding of common stock as of March 1, 2001, were 5,825,875.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

TABLE OF CONTENTS                                                          PAGE

PART I


Item 1        Description of Business                                        1

Item 2        Description of Properties                                     20

Item 3        Legal Proceedings                                             20

Item 4        Submission of Matters to a Vote of Security Holders           21


PART II

Item 5        Market for Registrant's Common Equity and Related
              Stockholders Matters                                          21

Item 6        Selected Financial Data                                       22

Item 7        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           23

Item 7A       Quantitative and Qualitative Disclosures About Market Risk    30

Item 8        Financial Statements and Supplementary Data                   31

Item 9        Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure                                      31


PART III

Item 10       Directors and Executive Officers of the Registrant;
              Compliance with Section 16(a) of the Exchange Act             31

Item 11       Executive Compensation                                        32

Item 12       Security Ownership of Certain Beneficial Owners and
              Management                                                    32

Item 13       Certain Relationships and Related Transactions                32


PART IV

Item 14       Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                   32

              Financial Statements                                          33

              Signatures                                                    37

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Certain statements in this Annual Report on Form 10-K (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Shasta County; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; the California power crisis; and changes in the securities markets. Therefore, the information set forth herein should be carefully considered when evaluating the business prospects of the Company and its subsidiaries. See also "Certain Additional Business Risks" on pages 19 through 20 herein, and other risk factors discussed elsewhere in this Report.

GENERAL

         North Valley Bancorp (the "Company") is a multi-bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Board of Governors"). The Company was incorporated in 1980 in the State of California. On October 11, 2000 the Company acquired with Six Rivers National Bank which was accounted for under the pooling-of-interests method of accounting. Upon consummation of the merger, the outstanding common shares of Six Rivers National Bank were converted into an aggregate of 2,075,546 shares of North Valley Bancorp common stock based on an exchange ratio of 1.40 shares of North Valley Bancorp common stock for each share of Six Rivers National Bank common stock. Unless otherwise noted, the information contained herein has been restated on a historical basis as if the Companies had been combined for all periods presented. The Company wholly owns its principal subsidiaries, North Valley Bank ("NVB"), Six Rivers National Bank ("SRNB"), North Valley Trading Company ("Trading Company"), which is inactive, and Bank Processing, Inc. ("BPI"), a California corporation. The sole subsidiary of NVB, which is inactive, is North Valley Basic Securities (the "Securities Company").

         At December 31, 2000, the Company had approximately 297 employees (which includes 263 full-time equivalent employees). None of the Company's employees are represented by a union and management believes that relations with employees are good.

         NVB was organized in September 1972, under the laws of the State of California, and commenced operations in February 1973. NVB is principally supervised and regulated by the California Commissioner of Financial Institutions (the "Commissioner") and conducts a commercial and retail banking business, which includes accepting demand, savings, money market rate deposit accounts, and time deposits, and making commercial, real estate and consumer loans. It also offers installment note collections, issues cashier's checks and money orders, sells travelers' checks and provides safe deposit boxes and other customary banking services. As a state-chartered insured bank, NVB is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and its deposits are insured by the FDIC up to the legal limits thereupon. NVB does not offer trust services or international banking services and does not plan to do so in the near future.

         NVB operates eleven banking offices in Shasta and Trinity Counties, for which it has received all of the requisite regulatory approvals. The headquarters office in Redding opened in February 1973. In October 1973, NVB opened its Weaverville Office; in October 1974, its Hayfork Office; in January 1978, its Anderson Office; and in September 1979, its Enterprise Office (East Redding). On December 20, 1982, NVB acquired the assets of two branches of the Bank of California: one located in Shasta Lake and the other in Redding, California. On June 1, 1985, NVB opened its Westwood Village Office in South Redding. On November 27, 1995, NVB opened a branch located in Palo Cedro, California. On October 14, 1997, NVB opened a branch located in Shasta Lake, California. NVB opened two super-market branches in 1998 located in Cottonwood,

California, on January 20, 1998, and Redding, California, on September 8, 1998. On May 11, 1998, NVB opened a Business Banking Center in Redding, California, to provide banking services to business and professional clients.

         SRNB is a national banking association which was formed in 1989 and operates eight full service offices in Eureka (2), Crescent City, Ferndale, Garberville, McKinleyville and Willits. In 1997, SRNB completed the purchase and conversion of four branches of Bank of America which increased its presence from its original market of Humboldt and Del Norte counties into Trinity County to the Northeast and Mendocino County to the South. As a national banking association, SRNB is principally supervised and regulated by the Office of the Comptroller of the Currency ("OCC"). As a federally insured bank, SRNB is also subject to regulation by the FDIC and its deposits are insured by the FDIC up to the legal limits thereupon. SRNB does not offer trust services or international banking services and does not plan to do so in the near future

         The Trading Company, incorporated under the laws of the State of California in 1984, formed a joint venture to explore trading opportunities in the Pacific Basin. The joint venture terminated in July 1986, and the Trading Company is now inactive. The Securities Company, formed to hold premises pursuant to Section 752 of the California Financial Code, is inactive. North Valley Consulting Services was established as a consulting service for depository institutions and in December 1988, changed its name to Bank Processing, Inc. BPI was established as a bank processing service to provide data processing services to other depository institutions, pursuant to Section 225.25(b)(7) of Federal Reserve Regulation Y and Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended ("BHCA").

         BPI is utilizing "excess capacity" on its system to process other depository institutions' data, and is currently processing daily applications for the Company and two other banks where entries are captured and files updated by the "Liberty Banking Package," which includes: Demand Deposits (DDA), Savings Deposits (SAV), Central Information Files (CIF), Mortgage Loans (MLA), Installment Loans (ILA), Commercial Loans (CLA), Individual Retirement Accounts
(IRA), and Financial Information Statements, i.e., General Ledger (FIS). These data processing activities do not involve providing hardware or software to banking clients.

         At December 31, 2000, BPI had cash on-hand of approximately $176,000.

         Since August 18, 1995, NVB has maintained an agreement with Linsco Private Ledger ("LPL") which furnishes brokerage services and standardized investment advice to Bank customers at an LPL office located at 1327 South Street, Redding, California in the upstairs portion of a branch of NVB. All investments recommended to Bank customers appear on an approved list or are specially approved by LPL's central office. NVB shares in the fees and commissions paid to LPL on a pre-determined schedule. On January 9, 2001, SRNB signed an agreement with Essex National Securities ("Essex") whereby Essex will provide brokerage services and standardized investment advice to SRNB customers at SRNB's Main office located at 402 F Street, Eureka, California. SRNB shares in the fees and commissions paid to Essex on a pre-determined schedule.

         The Company does not hold deposits of any one customer or group of customers where the loss of such deposits would have a material adverse effect on the Company. The Company's business is not seasonal.

SELECTED STATISTICAL DATA

         The following tables present certain consolidated statistical information concerning the business of the Company. All amounts have been restated on a historical basis to reflect the merger with Six Rivers National Bank, which closed in October 2000, as a pooling of interests as if the Companies had been combined for all periods presented. This information should be read in conjunction with the Consolidated Financial Statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations and other information contained elsewhere herein. Averages are based on daily averages.

         Tax-equivalent adjustments of 33% have been made in calculating yields on tax-exempt securities.

AVERAGE BALANCES AND TAX-EQUIVALENT NET INTEREST MARGIN

         The following table sets forth the Company's consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders' equity for each of the past three years.

                                           2000                          1999                           1998
                               ---------------------------    --------------------------    --------------------------
                               AVERAGE                        AVERAGE                       AVERAGE
                               BALANCE    INTEREST   RATE     BALANCE   INTEREST   RATE     BALANCE   INTEREST   RATE
                               --------   --------  ------    -------   --------  ------    -------   --------  ------
 Assets
 Federal funds sold            $ 14,330   $    855    5.97%   $ 24,759  $  1,200    4.85%   $ 36,637  $  1,992    5.44%
 Investment Securities:
    Taxable                      82,812      5,604    6.77%     81,986     4,898    5.97%     78,381     4,790    6.11%
    Non-taxable(1)               30,937      2,739    8.85%     36,294     3,222    8.88%     38,228     3,300    8.63%
    FHLB & FRB stock              2,670        179    6.69%      2,023       122    6.03%      1,834       116    6.32%
    Interest earning cash         6,680        418    6.26%      6,949       440    6.33%      5,210       334    6.41%
                               --------   --------            --------  --------            --------  --------
 Total investments              123,099      8,940    7.26%    127,252     8,682    6.82%    123,653     8,540    6.91%

 Total loans and leases(2)(3)   342,831     31,076    9.06%    313,169    27,453    8.77%    278,037    25,873    9.31%
                               --------   --------            --------  --------            --------  --------

 Total interest-earning
   assets/interest income       480,260   $ 40,871    8.51%    465,180  $ 37,335    8.03%    438,327  $ 36,405    8.31%

 Non-earning assets              56,289                         47,872                        45,835
 Allowance for loan and
   Lease losses                  (5,743)                        (4,947)                       (3,170)
                               --------                       --------                      --------

 Total assets                  $530,806                       $508,105                      $480,992
                               ========                       ========                      ========

 Liabilities and
   Stockholders' equity

 Transaction                   $ 85,220   $  1,478    1.73%   $ 79,853  $  1,378    1.73%   $ 72,659  $  1,411    1.94%
 Savings and money market       108,411      3,608    3.33%    104,096     3,139    3.02%     99,342     3,142    3.16%
 Time deposits                  190,335     10,511    5.52%    188,714     9,134    4.84%    187,907    10,022    5.33%
 Other borrowed funds             9,901        638    6.44%      7,831       378    4.83%      1,311        76    5.80%
                               --------   --------            --------  --------            --------  --------
 Total interest-bearing
   liabilities/interest
   expense                      393,867     16,235    4.12%    380,494    14,029    3.69%    361,219    14,651    4.06%
                                          --------                      --------                      --------

 Non-interest bearing            75,339                         69,346                        65,426
 deposits
 Other liabilities                8,540                          7,673                         5,024
                               --------                       --------                      --------

 Total liabilities              477,746                        457,513                       431,669

 Stockholders' equity            53,060                         50,592                        49,323
                               --------                       --------                      --------

 Total liabilities and
   stockholders equity         $530,806                       $508,105                      $480,992
                               ========                       ========                      ========

 Net interest income/spread               $ 24,636    4.39%             $ 23,306    4.34%             $ 21,754    4.25%
                                          ========  ======              ========  ======              ========  ======

Net interest margin (4)                               5.13%                         5.01%                         4.96%
                                                    ======                        ======                        ======

(1) Tax-equivalent basis
(2) Loans on nonaccrual status have been included in the computations of average balances.
(3) Includes loan fees of $69, $229 and $517 for the years ended December 31, 2000, 1999 and 1998, respectively
(4) Net interest margin is determined by dividing net interest income by total average interest earning assets.

RATE VOLUME ANALYSIS OF CHANGES IN NET INTERST INCOME

         The following table summarizes changes in net interest income resulting from changes in average asset and liability balances (volume) and changes in average interest rates. The change in interest due to both rate and volume has been allocated to the change in rate.

                                              2000 COMPARED TO 1999                  1999 COMPARED TO 1998
                                      ------------------------------------   ------------------------------------
                                                                  TOTAL                                  TOTAL
                                        AVERAGE      AVERAGE     INCREASE      AVERAGE     AVERAGE      INCREASE
                                        VOLUME        RATE      (DECREASE)     VOLUME        RATE      (DECREASE)
                                      ----------   ----------   ----------   ----------   ----------   ----------
Interest income

Interest on fed funds sold            $     (622)  $      277   $     (345)  $     (576)  $     (216)  $     (792)

Interest on investment securities:
   Taxable                                    56          650          706          215         (107)         108
   Non-taxable                              (475)          (9)        (484)        (171)          93          (78)
   FHLB & FRB stock                           44           13           57           11           (5)           6
   Interest earning cash                     (17)          (5)         (22)         110           (4)         106
                                      ----------   ----------   ----------   ----------   ----------   ----------
Total investments                           (392)         649          257          165          (23)         142

Interest on loans and leases               2,689          934        3,623        3,080       (1,500)       1,580
                                      ----------   ----------   ----------   ----------   ----------   ----------

Total interest income                 $    1,675   $    1,861   $    3,535   $    2,669   $   (1,739)  $      930
                                      ----------   ----------   ----------   ----------   ----------   ----------

Interest expense

Transaction accounts                  $       93   $        7   $      100   $      124   $     (157)  $      (33)
Savings and  money market                    144          325          469          143         (146)          (3)
Time deposits                                 90        1,287        1,377           39         (927)        (888)
Other borrowed funds                         134          126          260          315          (13)         302
                                      ----------   ----------   ----------   ----------   ----------   ----------
Total interest expense                $      461   $    1,745   $    2,206   $      621   $   (1,243)  $     (622)
                                      ----------   ----------   ----------   ----------   ----------   ----------

Total change in net interest income   $    1,214   $      116   $    1,330   $    2,048   $     (496)  $    1,552
                                      ==========   ==========   ==========   ==========   ==========   ==========

INVESTMENT SECURITIES:

         The Company's policy regarding investments is as follows:

         TRADING SECURITIES are carried at fair value. Changes in fair value are included in other operating income. The Company did not have any securities classified as trading at December 31, 2000, 1999, and 1998.

         AVAILABLE FOR SALE SECURITIES are carried at fair value and represent securities not classified as trading securities nor as held to maturity securities. Unrealized gains and losses resulting from changes in fair value are recorded, net of tax, within accumulated other comprehensive income, which is a separate component of stockholders' equity, until realized. Gains or losses on disposition are recorded in other operating income based on the net proceeds received and the carrying amount of the securities sold, using the specific identification method.

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

         At December 31, the amortized cost of securities and their approximate fair value were as follows (in thousands):

                                                                    Gross        Gross       Carrying
AVAILABLE FOR SALE SECURITIES:                       Amortized    Unrealized   Unrealized     Amount
DECEMBER 31, 2000                                       Cost        Gains        Losses    (Fair Value)
                                                     ----------   ----------   ----------   ----------
Securities of U.S. government agencies
   and corporations                                  $   48,546   $      168   $     (368)  $   48,346
Obligations of states and political subdivisions          2,671           21           (1)       2,691
Mortgage-backed securities                               20,871          279          (31)      21,119
Corporate Securities                                      6,338           21         (458)       5,901
Other Securities                                             88                       (21)          67
                                                     ----------   ----------   ----------   ----------
                                                     $   78,514   $      489   $     (879)  $   78,124
                                                     ==========   ==========   ==========   ==========

DECEMBER 31, 1999
Securities of U.S. government agencies
   and corporations                                  $   38,611   $        7   $   (1,296)  $   37,322
Obligations of states and political subdivisions          2,676                       (34)       2,642
Mortgage-backed securities                               35,040            2         (464)      34,578
Corporate Securities                                     14,634                      (740)      13,894
Foreign Debt Securities                                     503            5                       508
Other Securities                                            139            6          (25)         120
                                                     ----------   ----------   ----------   ----------
                                                     $   91,603   $       20   $   (2,559)  $   89,064
                                                     ==========   ==========   ==========   ==========

DECEMBER 31, 1998
Securities of U.S. government agencies
   and corporations                                  $   30,733   $      145   $     (149)  $   30,729
Obligations of states and political subdivisions          3,306           45                     3,351
Mortgage-backed securities                               39,444           21         (122)      39,343
Corporate Securities                                      8,466           33                     8,499
Foreign Debt Securities                                     503           22                       525
Other Securities                                            215            5          (33)         187
                                                     ----------   ----------   ----------   ----------
                                                     $   82,667   $      271   $     (304)  $   82,634
                                                     ==========   ==========   ==========   ==========

HELD TO MATURITY SECURITIES
DECEMBER 31, 2000
Obligations of states and political subdivisions     $   25,811   $    1,115           --   $   26,926
                                                     ==========   ==========   ==========   ==========


DECEMBER 31, 1999
Obligations of states and political subdivisions     $   29,616   $      843   $     (102)  $   30,357
                                                     ==========   ==========   ==========   ==========


DECEMBER 31, 1998
Obligations of states and political subdivisions     $   35,399   $    2,040           --   $   37,439
                                                     ==========   ==========   ==========   ==========

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

         Scheduled maturities of held to maturity and available for sale securities (other than equity securities with a fair value of approximately $67,000) at December 31, 2000, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay with or without penalty.

         The following table sets forth the maturities of investment securities at December 31, 2000 and the weighted average yields of such securities. Tax-equivalent adjustments have been made in calculating yields on obligations of state and political subdivisions.

Maturity Distribution and Yields of Investment Securities:

                                                      HELD TO MATURITY               AVAILABLE FOR SALE
                                                   ----------------------          ----------------------
                                                   WEIGHTED                        WEIGHTED
                                                   AVERAGE       AMORTIZED         AVERAGE         FAIR
                                                   YIELD (1)       COST            YIELD (1)       VALUE
                                  DECEMBER 31       2000           2000             2000           2000
                                  -----------      -------        -------          -------        -------
Securities of U.S. government agencies and
corporations
  Due within one year                                                                5.64%        $ 8,164
  Due after one year but within five years                                           6.31%         29,154
  Due after five years but within ten years                                          7.11%         14,705
  Due after ten years                                                                7.38%         24,852
                                                                                   -------        -------
      Total                                                                          6.74%         76,875
Obligations of states and political
subdivisions
  Due within one year                                9.00%        $ 4,278
  Due after one year but within five years           9.03%          7,112            7.21%            417
  Due after five years but within ten years          8.99%          7,688            6.71%            765
  Due after ten years                                8.84%          6,733
                                                   -------        -------          -------        -------
    Total                                            8.96%         25,811            6.89%          1,182
                                                   -------        -------          -------        -------

Total                                                8.96%        $25,811            6.74%        $78,057
                                                   =======        =======          =======        =======

(1) Tax-equivalent basis at fiscal year end.

LOAN AND LEASE PORTFOLIO

         The Company originates loans for business, consumer and real estate activities and leases for equipment purchases. Such loans and leases are concentrated in the primary markets in which the Company operates. Substantially all loans are collateralized. Generally, real estate loans are secured by real property. Commercial and other loans are secured by bank deposits or business or personal assets and leases are generally secured by equipment. The Company's policy for requiring collateral is through analysis of the borrower, the borrower's industry and the economic environment in which the loan would be granted. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrower.

         Major classifications of loans and leases at December 31 are summarized as follows (in thousands):

                                           2000       1999       1998       1997       1996
                                         --------   --------   --------   --------   --------
Commercial, financial and agricultural   $143,658   $130,606   $123,591   $111,455   $ 98,810
Real estate - construction                  4,794      4,049      9,084      6,195      3,192
Real estate - mortgage(1)                 100,937     82,202     89,865     65,008     59,847
Installment                               105,393     92,973     64,777     53,658     61,647
Direct financing leases                     5,183      5,395      5,585      6,089      5,791
Other                                       9,727     15,434     13,904     13,390     13,283
                                         --------   --------   --------   --------   --------
    Total loans and leases receivable     369,692    330,659    306,806    255,795    242,570
Less:
Allowance for loan and lease losses         4,964      4,606      4,704      2,861      2,061
Deferred loan fees                             69        229        517        806        872
                                         --------   --------   --------   --------   --------
    Net loans and leases                 $364,659   $325,824   $301,585   $252,128   $239,637
                                         ========   ========   ========   ========   ========

         (1) Includes loans held for sale

         At December 31, 2000 and 1999, the Company serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $136,641,000 and $154,158,000, respectively.

         The Company was contingently liable under letters of credit issued on behalf of its customers for $2,817,000 and $2,366,000 at December 31, 2000 and 1999, respectively. At December 31, 2000, commercial and consumer lines of credit, and real estate loans of approximately $29,704,000 and $14,642,000., were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk more than the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Company's involvement in these instruments and do not necessarily represent the actual amount subject to credit loss.

MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY OF LOANS

         The following table shows the maturity of certain loan categories. Excluded categories are residential mortgages of 1-4 family residences, installment loans and lease financing outstanding as of December 31, 2000. Also provided with respect to such loans are the amounts due after one year, classified according to the sensitivity to changes in interest rates:

                                                             After One
                                               Within         Through          After
(In thousands)                                One Year       Five Years      Five Years       Total
                                            -----------     ------------     ----------    -----------
Commercial, financial and
   agricultural and installment             $    30,552     $    117,019     $  101,480    $   249,051
Real Estate - construction                        4,794                                          4,794
                                            -----------     ------------     ----------    -----------
  Total                                     $    35,346     $    117,019     $  101,480    $   253,845
                                            ===========     ============     ==========    ===========

Loans maturing after one year with:
   Fixed interest rates                                     $     26,279     $   70,599    $    96,878
   Variable interest rates                                        90,740         30,881        121,621
                                                            ------------     ----------    -----------
      Total                                                 $    117,019     $  101,480    $   218,499
                                                            ============     ==========    ===========

IMPAIRED, NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS AND LEASES

         At December 31, 2000 and 1999, the recorded investment in loans and leases for which impairment has been recognized was approximately $811,000 and $2,774,000. Of the 2000 balance, approximately $811,000 has a related valuation allowance of $400,000. Of the 1999 balance, approximately $2,774,000 has a related valuation allowance of $613,000. For the years ended December 31, 2000, 1999 and 1998, the average recorded investment in loans and leases for which impairment has been recognized was approximately $1,376,000, $4,180,000 and $5,645,000. During the portion of the year that the loans and leases were impaired the Company recognized interest income of approximately $124,000, $207,000 and $292,000 for cash payments received in 2000, 1999 and 1998.

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

         Nonperforming assets at December 31 are summarized as follows (in thousands):

                                                       2000      1999      1998      1997      1996
                                                     -------   -------   -------   -------   -------
Nonaccrual loans and leases                          $   780   $ 2,145   $ 5,203   $ 3,360   $ 2,709
Loans 90 days past due but still accruing interest       561       223       368       244        14
Restructured loans                                        --       601       242       166       256
Other real estate owned                                  341       699       929       596       329
                                                     -------   -------   -------   -------   -------
  Total  nonperforming assets                        $ 1,682   $ 3,668   $ 6,742   $ 4,366   $ 3,308
                                                     =======   =======   =======   =======   =======

         If interest on nonaccrual loans and leases had been accrued, such income would have approximated $139,000 in 2000, $349,000 in 1999, and $407,000 in 1998. Interest income of $124,000 in 2000, $207,000 in 1999, and $292,000 in
1998 was recorded when it was received on the nonaccrual loans and leases.

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

         At December 31, 2000, there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

SUMMARY OF LOAN LOSS EXPERIENCE:

         The following table summarizes the Company's loan and lease loss experience for the years ended December 31:

   DECEMBER 31 (DOLLARS IN THOUSANDS)        2000       1999       1998       1997       1996
                                           --------   --------   --------   --------   --------
Average loans and leases outstanding       $342,831   $313,169   $278,037   $246,862   $222,889
Allowance for loan and lease losses
  at beginning of period                      4,606      4,704      2,861      2,061      2,021
Loans and leases charged off:
  Commercial, financial and agricultural      1,276      1,105      2,904      1,694        575
  Real Estate - construction                     --         --          3         --          2
  Real Estate - mortgage                         53        105         35        128        139
  Installment                                   269        788        735        411        258
  Other                                          79         67         33         33         16
                                           --------   --------   --------   --------   --------

Total loans and leases charged off            1,677      2,065      3,710      2,266        990
Recoveries of loans and leases
previously charged off:
  Commercial, financial and agricultural        262        244         59         16          7
  Real Estate - construction                     --         --         --         --         --
  Real Estate - mortgage                         --         32         12          4         --
  Installment                                    89        422        144         34         26
  Other                                          14          7          4          1          1
                                           --------   --------   --------   --------   --------

Total recoveries of loans and leases
  Previously charged off                        365        705        219         55         34
                                           --------   --------   --------   --------   --------

Net loans and leases charged off              1,312      1,360      3,491      2,211        956
  Provisions for loan and lease losses        1,670      1,262      5,334      3,011        996
                                           --------   --------   --------   --------   --------

Balance of allowance for loan and lease
  losses at end of period                  $  4,964   $  4,606   $  4,704   $  2,861   $  2,061
                                           ========   ========   ========   ========   ========

Ratio of net charge-offs to average loans
  and leases outstanding                       0.38%      0.43%      1.26%      0.90%      0.43%
Allowance for loan and lease losses to
  total loans and leases                       1.34%      1.39%      1.54%      1.12%      0.85%

         The Company maintains an allowance for loan and lease losses (the "Allowance") to provide for probable loan and lease losses in the loan and lease portfolio. Additions to the Allowance are made by charges to operating expense in the form of a provision for loan and lease losses. Loans and leases are charged against the Allowance when management believes that the collectibility of the principal is unlikely, while any recoveries are credited to the Allowance.

         The Company evaluates the adequacy of its Allowance by specific categories of loans and leases rather than on an overall basis. In determining the adequacy of the Allowance, management considers such factors as the Company's lending policies, historical loan and lease loss experience, non-performing loans and leases and problem credits, loan volumes and concentrations, collateral values, evaluations made by bank regulatory authorities, assessment of economic conditions particularly related to the real estate market and the current business cycle, and other appropriate data in its attempt to identify the risks in the loan portfolio. While these factors are essentially judgmental, the management of the Company believes that the Allowance at December 31, 2000 was adequate against foreseeable losses in its loan and lease portfolio at that time. The risk of nonpayment of loans and leases is inherent in commercial banking, and, while management has procedures in place to identify loans and leases with more than a normal risk of default, it is not always possible to identify all such potential problem credits. To some extent, the degree of perceived risk is taken into account in establishing the structure of, and interest rates and security for, specific loans and leases and various types of loans and leases. The Company also attempts to minimize its credit risk exposure by use of thorough loan application, approval and review procedures.

         The following table shows the allocation of the Company's Allowance and the percent of allowance in each category to the total allowance at the dates indicated (dollars in thousands).

                DECEMBER 31                2000                          1999                         1998
                                --------------------------    -------------------------    ------------------------
                                ALLOWANCE           %          ALLOWANCE          %         ALLOWANCE        %
                                   FOR              OF            FOR             OF           FOR           OF
                                  LOSSES         ALLOWANCE      LOSSES        ALLOWANCE      LOSSES       ALLOWANCE
                                ----------       ---------    ----------      ---------    ----------     ---------
Loan Categories:
Commercial, financial
  Agricultural                  $    2,953          59.5%     $    2,401         52.1%     $    3,209        68.2%
Real Estate-construction                93           1.9%             57          1.2%             10         0.2%
Real Estate-mortgage                   258           5.2%            243          5.3%            611        13.0%
Installment                          1,181          23.8%            517         11.2%            587        12.5%
Other                                   54           1.1%             22          0.5%             69         1.5%
Unallocated                            425           8.5%          1,366         29.7%            218         4.6%
                                ----------        ------      ----------       ------      ----------      ------
  Total                         $    4,964         100.0%     $    4,606        100.0%     $    4,704       100.0%
                                ==========        ======      ==========       ======      ==========      ======

         The Allowance totaled $4,964,000, or 1.34% of total loans outstanding at December 31, 2000 compared to 1.39% of total loans outstanding at December 31, 1999. Based on management's evaluation of the current loan portfolio and economic trends during 2000, the Company made a provision to its Allowance of $1,670,000 which was primarily the result of the increase in loan volume, the level of loans charged off during 2000 and adjusting the risk grades and factors assigned to the SRNB loan portfolio to be consistent with those assigned to the NVB portfolio. Management is continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future provision levels.

CERTIFICATES OF DEPOSIT

         Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2000 are summarized as follows (dollars in thousands):

REMAINING MATURITIES:
Three months or less                                      $  15,737
Over three through twelve months                             25,445
Over one year through three years                             6,302
Over three years                                                 --
                                                          ---------

Total                                                     $  47,484
                                                          =========

         As of December 31, 2000, the Company did not have any brokered deposits. In general, it is the Company's policy not to accept brokered deposits.

RETURN ON EQUITY AND ASSETS:

         The following table sets forth-certain financial ratios for the
Company:

                                         DECEMBER 31    2000     1999     1998
                                         -----------    ----     ----     ----

Return on average equity (net income
  Divided by average equity)                            5.82%   11.35%    6.00%

Return on average assets (net income
  Divided by average total assets)                      0.58%    1.13%    0.62%

Equity to assets ratio (average equity
 Divided by average total assets)                      10.00%    9.96%   10.25%

Dividend payout ratio (dividends
  paid or declared divided by net income)              54.86%   25.81%   46.72%

BORROWING ARRANGEMENTS

         As of December 31, 2000, the Company had $16,399,000 outstanding in overnight borrowings from the Federal Home Loan Bank of San Francisco ("FHLB") and through correspondent banks. Other borrowings outstanding as of December 31, 2000 consist of a loan from the FRB in the form of Treasury Tax and Loan notes and generally are required to be repaid within 30 days from the transaction date as well as a term note from the FHLB which matures in 2005 and is secured by certain real estate loans. The following table summarizes these borrowings (in thousands):

                                                 2000        1999        1998
                                               -------     -------     -------
Long-Term Borrowings:
   FHLB loan, fixed rate of 6.55%              $   480     $   562     $   638
   FHLB loan, fixed rate of 4.37%                            5,000
                                               -------     -------     -------
Total Long-Term borrowings                     $   480     $ 5,562     $   638
                                               =======     =======     =======
Short-Term borrowings:
   FHLB                                        $13,400     $ 4,400
   FRB loan                                        122         603     $    39
   Correspondent bank                            2,999
                                               -------     -------     -------
Total Short-Term borrowings                    $16,521     $ 5,003     $    39
                                               =======     =======     =======

         The following table provides information related to the Company's short-term borrowings under its federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

Short-Term Borrowings

                                                 2000        1999        1998
                                               -------     -------     -------
Average balance during the year                $ 9,901     $ 7,831     $ 1,311
Average interest rate for the year                6.44%       4.83%       5.80%
Maximum month-end balance during the year      $16,521     $ 5,003     $ 1,518
Average rate as of December 31,                   6.18%       4.02%       5.49%

SUPERVISION AND REGULATION

         The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, the filing of annual, quarterly and other current reports with the Securities and Exchange Commission.

         The Company is licensed by the California Commissioner of Financial Institutions (the "Commissioner"), its deposits are insured by the FDIC, and it has chosen not to become a member of the Federal Reserve System. Consequently, NVB is subject to the supervision of, and is regularly examined by, the Commissioner and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Company's business and condition, including its capital ratios, allowance for loan and lease losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. NVB is required to file reports with the Commissioner and the FDIC and provide such additional information as the Commissioner and the FDIC may require.

         SRNB, is a national banking association, chartered under the National Bank Act, and is principally supervised, regulated and examined by the Office of the Comptroller of the Currency ("OCC"). The deposits of SRNB are insured under the Federal Deposit Insurance Corporation and SRNB is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters. All national banks are members of the Federal Reserve System. The regulations of the OCC, the FDIC and the Board of Governors of the Federal Reserve System govern many aspects of the business and activities of SRNB, including investments, loans, borrowings, branching, mergers and acquisitions, reporting and numerous other areas. SRNB is also subject to the provisions of California law applicable to the business of banking, to the extent such provisions are not in conflict with, or preempted by, federal banking law.

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

         The Company, and any subsidiaries, which it may acquire or organize, are deemed to be "affiliates" of NVB and SRNB within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by NVB or SRNB to affiliates, and (b) on investments by NVB or SRNB in affiliates' stock as collateral for loans to any borrower. The Company and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

         On April 12, 1999, the OCC required SRNB to enter into a Consent Order (the "Order"). The Order required that SRNB formulate and implement a plan to strengthen its policies and procedures relative to its loan administration, credit and collateral exceptions, classified assets, allowance for loan losses and violations of law related to lending limits. The Board of Directors of SRNB agreed to execute the Order and followed an action plan that detailed the steps necessary to comply with the Order. Effective July 20, 2000, the OCC found SRNB to be in compliance with all aspects of the Order and therefore, terminated the Order.

         The Board of Governors, the OCC and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and its banking subsidiaries are required to maintain capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves. The Company and its banking subsidiaries are subject to regulations issued by the Board of Governors, the OCC and the FDIC, which require maintenance of a certain level of capital. These regulations impose two capital standards: a risk-based capital standard and a leverage capital standard.

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

         At December 31, 2000, NVB, SRNB and the Company are in compliance with the risk-based capital and leverage ratios described above. See Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA and Note 18 to the Financial Statements incorporated by reference, therein, for a listing of the Company's risk-based capital ratios at December 31, 2000 and 1999.

         The Board of Governors, the OCC and FDIC have adopted regulations implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

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

         Under FDICIA, the federal financial institution agencies have adopted regulations which require institutions to establish and maintain comprehensive written real estate lending policies which address certain lending considerations, including loan-to-value limits, loan administrative policies, portfolio diversification standards, and documentation, approval and reporting requirements. FDICIA further generally prohibits an insured state bank from engaging as a principal in any activity that is impermissible for a national bank, absent FDIC determination that the activity would not pose a significant risk to the Bank Insurance Fund, and that the bank is, and will continue to be, within applicable capital standards. Similar restrictions apply to subsidiaries of insured state banks. The Company does not currently intend to engage in any activities which would be restricted or prohibited under FDICIA.

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

         The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from each of the Company's subsidiary banks. The payment of cash dividends and/or management fees by NVB is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. The payment of cash dividends and/or management fees by SRNB are subject to restrictions as established by the OCC. See Item 5 below for further information regarding the payment of cash dividends by the Company, NVB and SRNB.

COMPETITION

         At June 30, 2000, the competing commercial and savings banks in competition with the Company, NVB and SRNB had thirty banking offices in Shasta and Trinity Counties where NVB operates its eleven banking offices and there were fifty-one competing offices of commercial and savings bank offices in Del Norte, Mendocino and Humboldt Counties where SRNB operates its seven banking offices. Additionally, the Company competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

         Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services and international banking which the Company is not authorized nor prepared to offer currently. The Company has arranged with correspondent banks and with others to provide some of these services for their customers. For borrowers requiring loans in excess of each subsidiary bank's legal lending limit, the Company has offered, and intend to offer in the future, such loans on a participating basis with correspondent banks and with other independent banks, retaining the portion of such loans which is within the applicable lending limits. As of December 31, 2000, NVB's and SRNB's aggregate legal lending limits to a single borrower and such borrower's related parties were $5,675,000 and $2,474,000 on an unsecured basis and $9,458,000 and $4,123,000 on a fully secured basis, based on regulatory capital of $37,830,000 and $16,492,000, respectively.

         In order to compete with the major financial institutions in its primary service areas, the Company, through its subsidiary banks, utilizes to the fullest extent possible, the flexibility which is accorded by its independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by the officers, directors and employees of the Company, NVB and SRNB. The Company's subsidiary banks also seek to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses.

         Banking is a business that depends heavily on net interest income. Net interest income is defined as the difference between the interest rate paid to obtain deposits and other borrowings and the interest rate received on loans extended to customers and on securities held in each subsidiary bank's portfolio. Commercial banks compete with savings and loan associations, credit unions, other financial institutions and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.

         The net interest income of the Company, and to a large extent, its earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Federal Reserve Board. The Federal Reserve Board can and does implement national monetary policy, such as seeking to curb inflation and combat recession by its open market operations in United States government securities, adjustments in the amount of interest free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Board. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on the Company are not predictable.

         In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the above risk-based assessment rate schedule, NVB's current capital ratios and NVB's current levels of deposits, NVB anticipates no change in the assessment rate applicable to NVB during 2001 from that in 2000. SRNB's assessment rates, however, have recently been higher than those of NVB due to the Order which was in effect from April 12, 1999 to July 20, 2000. Management anticipates that the level of deposit insurance assessment rates for SRNB will be similar to that of NVB for the foreseeable future.

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

         The federal financial institution agencies, especially the OCC and the Board of Governors, have taken steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. The OCC has issued regulations permitting national banks to engage in a wider range of activities through subsidiaries. "Eligible institutions" (those national banks that are well capitalized, have a high overall rating and a satisfactory or better CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries subject to an expedited application process. In addition, a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage.

         On November 12, 1999, President Clinton signed into law The Financial Services Modernization Act of 1999 (the "FSMA"). The FSMA eliminated most of the remaining depression-era "firewalls" between banks, securities firms and insurance companies which was established by Banking Act of 1933, also known as the Glass-Steagall Act ("Glass-Steagall). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The FSMA repeals Section 20 of Glass-Steagall, which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as "financial holding companies" can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The FSMA includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a "financial holding company" or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a "financial holding company" structure authorized by the FSMA.

         Prior to the FSMA, significant restrictions existed on the affiliation of banks with securities firms and on the direct conduct by banks of securities dealing and underwriting and related securities activities. Banks were also (with minor exceptions) prohibited from engaging in insurance activities or affiliating with insurers. The FSMA removes these restrictions and substantially eliminates the prohibitions under the Bank Holding Company Act on affiliations between banks and insurance companies. Bank holding companies, which qualify as financial holding companies through an application process, can now insure, guarantee, or indemnify against loss, harm, damage, illness, disability, or death; issue annuities; and act as a principal, agent, or broker regarding such insurance services.

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

         The Company, NVB, and SRNB have not determined whether or when either of them may seek to acquire and exercise new powers or activities under the FSMA, and the extent to which competition will change among financial institutions affected by the FSMA has not yet become clear.

         Certain legislative and regulatory proposals that could affect the Company and banking business in general are periodically introduced before the United States Congress, the California State Legislature and Federal and state government agencies. It is not known to what extent, if any, legislative proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationships of financial institutions. It is likely, however, that such legislation could subject the Company and its subsidiary banks to increased regulation, disclosure and reporting requirements and increase competition and the Company's cost of doing business.

         In addition to legislative changes, the various federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such and regulations may have on the Company and its subsidiary banks.

DISCHARGE OF MATERIALS INTO THE ENVIRONMENT

         Compliance with federal, state and local regulations regarding the discharge of materials into the environment may have a substantial effect on the capital expenditure, earnings and competitive position of the Company in the event of lender liability or environmental lawsuits. Under federal law, liability for environmental damage and the cost of cleanup may be imposed upon any person or entity that is an "owner" or "operator" of contaminated property.

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

         In the event that the Company was held liable as an owner or operator of a toxic property, it could be responsible for the entire cost of environmental damage and cleanup. Such an outcome could have a serious effect on the Company's consolidated financial condition depending upon the amount of liability assessed and the amount of cleanup required.

         The Company takes reasonable steps to avoid loaning against property that may be contaminated. In order to identify possible hazards, the Company requires that all fee appraisals contain a reference to a visual assessment of hazardous waste by the appraiser. Further, on loans proposed to be secured by industrial, commercial or agricultural real estate, an Environmental Questionnaire must be completed by the borrower and any areas of concern addressed. Additionally, the borrower is required to review and sign a Hazardous Substance Certificate and Indemnity at the time the note is signed.

         If the investigation reveals and if certain warning signs are discovered, but it cannot be easily ascertained, that an actual environmental hazard exists, the Company may require that the owner/buyer of the property, at his/her expense, have an Environmental Inspection performed by an insured, bonded environmental engineering firm acceptable to the Company.

CALIFORNIA POWER CRISIS

         The State of California is presently experiencing serious periodic electric power shortages. It is uncertain whether or when these shortages will be discontinued. The Company and its subsidiaries could be materially and adversely affected either directly or indirectly by a severe electric power shortage if such a shortage caused any of its critical data processing or computer systems and related equipment to fail, or if the local infrastructure systems such as telephone systems should fail, or the Company's and its subsidiaries' significant vendors, suppliers, service providers, customers, borrowers, or depositors are adversely impacted by their internal systems or those of their respective customers or suppliers. Material increases in the expenses related to electric power consumption and the related increase in operating expense could also have an adverse effect on the Company's future results of operations.

CERTAIN ADDITIONAL BUSINESS RISKS

         The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

         The Company and its subsidiaries are dependent on the successful recruitment and retention of highly qualified personnel. Business banking, one of the Company's principal lines of business, is dependent on relationship banking, in which Company personnel develop professional relationships with small business owners and officers of larger business customers who are responsible for the financial management of the companies they represent. If these employees were to leave the Company and become employed by a local competing bank, the Company could potentially lose business customers. In addition, the Company relies on its customer service staff to effectively serve the needs of its consumer customers. Since overall employment levels are near their modern-day low, this begins to be a risk to the Company that must be mitigated. The Company very actively recruits for all open position and management believes that employee relations are good.

         Shares of Company Common Stock eligible for future sale could have a dilutive effect on the market for Company Common Stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 20,000,000 shares of common stock, of which 5,805,416 were outstanding at December 31, 2000. Pursuant to its stock option plans, at December 31, 2000, the Company had outstanding options to purchase 570,734 shares of Company Common Stock. As of December 31, 2000, 520,347 shares of Company Common Stock remained available for grants under the Company's stock option plans. Sales of substantial amounts of Company Common Stock in the public market could adversely affect the market price of Common Stock. Pursuant to the

Agreement and Plan of Reorganization and Merger, dated as of October 3, 1999, between the Company and SRNB, the Company issued 2,075,546 shares of its common stock to shareholders and option holders of Six Rivers National Bank Common Stock.

         A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2000, real estate served as the principal source of collateral with respect to approximately 53% of the Company's loan portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available-for-sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value for Company Common Stock. Acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

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

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Standards Accounting Board released for comment on February 14, 2001, a revised proposal for the elimination of "pooling of interests" accounting. The FASB indicated that it will accept comments through March 16, 2001. As proposed, it is currently anticipated that the FASB will issue a final statement in June 2001, which would likely require, among other matters, that all mergers initiated after the issuance of the final statement be accounted for as "purchase" transactions. As proposed, a merger or business combination would be considered initiated if the major terms of the transaction, including the exchange or conversion ratio, are publicly announced or otherwise disclosed to shareholders of the combining companies. The revised proposal contemplates that goodwill will not be amortized to earnings as originally proposed. Instead, goodwill would be recognized as an asset in the financial statements, measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed, and then tested for impairment to assess losses and expensed against earnings only in the periods in which the recorded value of goodwill exceeded its implied fair value, based on standards to be specified in the final statement. The effect of the proposal upon bank mergers is uncertain, however, the goodwill in a purchase accounting transaction may not be included in the calculation of regulatory capital requirements and some investment bankers have expressed the view that the elimination of "pooling of interests" accounting will result in lower merger premiums for sellers with the possibility of fewer transactions occurring after the effective date of the final statement.

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133") is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, as amended, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001. Management believes the adoption of SFAS No. 133 will not have a significant impact upon the financial position, results of operations, or cash flows of the Company.

         SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the FASB, and some were changed in only minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes that adopting these components of SFAS No. 140 will not have a material impact on the financial position or results of operations of the Company. SFAS No. 140 must be applied prospectively. For recognition and reclassification of collateral and for disclosures about securitizations and collateral, this Statement was adopted as of December 31, 2000 and did not have a material impact on the financial position or results of operations of the Company.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's principal executive and administrative office is located at 880 E. Cypress Avenue, Redding, Shasta County, California. The office, which occupies approximately 4,500 square feet of space, is located within the Enterprise Office of its subsidiary, North Valley Bank.

         The following table sets forth information about the Company's premises:

              DESCRIPTION                    OFFICE TYPE            OWNED/LEASED
--------------------------------------------------------------------------------
North Valley Bank:
Redding                                                  Branch            Owned
Westwood                                                 Branch           Leased
Shasta Lake                                              Branch            Owned
Country Club                                             Branch            Owned
Weaverville                                              Branch            Owned
Hayfork                                                  Branch            Owned
Buenaventura                                 Supermarket Branch           Leased
Anderson                                                 Branch            Owned
Enterprise                                               Branch            Owned
Cottonwood                                   Supermarket Branch           Leased
Palo Cedro                                               Branch           Leased
Redding Warehouse                              Storage Facility           Leased
Park Marina                                 Limited Used Branch           Leased
BPI                              Data Processing/Administrative            Owned

Six Rivers National Bank:
Eureka Mall                                              Branch           Leased
McKinleyville                                            Branch           Leased
Crescent City                                            Branch            Owned
Eureka Downtown                                          Branch            Owned
Ferndale                                                 Branch            Owned
Garberville                                              Branch           Leased
Willits                                                  Branch            Owned

         In November 2000, SRNB was required to divest of its Weaverville branch office as a condition of regulatory approval of the plan of reorganization between the Company and SRNB. All of the deposits and certain loans were sold in the transaction and the property is now being leased to Scott Valley Bank, which currently operates the property as a branch office.

         From time to time, the Company through NVB and SRNB acquires real property through foreclosure of defaulted loans. The policy of the Company is not to use or permanently retain any such properties but to resell them when practicable.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company or against any of its property. The Company, because of the nature of its business, is generally subject to various legal actions, threatened or filed, which involve ordinary, routine litigation incidental to its business. Some of the pending cases seek punitive damages in addition to other relief. Although the amount of the ultimate exposure, if any, cannot be determined at this time, the Company, based on the advice of counsel, does not expect that the final outcome of threatened or filed suits will have a materially adverse effect on its consolidated financial position.

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

         The following table summarizes the Common Stock high and low trading prices and volume of shares traded in the quarters ended March 31, 1999 through December 31, 2000 as reported by Nasdaq and as restated on a historical basis to reflect the merger with Six Rivers National Bank, which closed in October 2000, as a pooling of interests as if the Companies had been combined for all periods presented.


                               PRICE OF COMMON         CASH DIVIDENDS
                                    STOCK                 DECLARED
                            ---------------------         --------
QUARTER ENDED:                HIGH         LOW
                            --------     --------
          March 31, 1999    $  11.65     $  10.11         $   0.06
           June 30, 1999       12.38        10.27         $   0.06
      September 30, 1999       11.45         9.52         $   0.06
       December 31, 1999       11.12         9.33         $   0.06

          March 31, 2000    $  10.44     $   8.42         $   0.06
           June 30, 2000       10.68         9.47         $   0.06
      September 30, 2000       12.84        10.41         $   0.06
       December 31, 2000       12.81        10.88         $   0.10

         The Company had approximately 1,071 shareholders of record as of March 1, 2001.

         See "Supervision and Regulation" in Item 1, DESCRIPTION OF BUSINESS, for information related to shareholder and dividend matters including information regarding certain limitations on payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA (1)

NORTH VALLEY BANCORP & SUBSIDIARIES
(Dollars In Thousands Except Per Share Data)
FOR THE YEAR ENDED DECEMBER 31                 2000         1999         1998         1997         1996
                                            ----------   ----------   ----------   ----------   ----------
Net interest income                         $   23,731   $   22,250   $   20,732   $   17,161   $   15,522
Net income                                  $    3,088   $    5,744   $    2,960   $    5,263   $    4,909
PERFORMANCE RATIOS:
  Return on average assets                        0.58%        1.13%        0.62%        1.37%        1.44%
  Return on average equity                        5.82%       11.35%        6.00%       16.14%       17.35%
CAPITAL RATIOS:
Risk based capital:
  Tier 1 (4% Minimum Ratio)                      13.05%       13.37%       12.77%       12.29%       11.37%
  Total (8% Minimum Ratio)                       14.30%       14.44%       13.82%       13.14%       12.18%
Leverage Ratio                                    9.73%        9.27%        8.77%        9.59%        8.11%
BALANCE SHEET DATA AT DECEMBER 31
Assets                                      $  540,221   $  521,073   $  499,598   $  464,564   $  356,896
Investment securities and
  federal funds sold                        $  105,235   $  133,280   $  152,873   $  164,886   $   82,340
Net loans (including loans held for sale)   $  364,659   $  325,824   $  301,585   $  252,128   $  239,637
Deposits                                    $  460,291   $  452,697   $  442,813   $  411,255   $  321,214
Stockholders' equity                        $   54,857   $   51,841   $   48,700   $   47,302   $   29,654
COMMON SHARE DATA
Net income (2)
  Basic                                     $     0.53   $     1.00   $     0.52   $     1.12   $     1.09
  Diluted                                   $     0.53   $     0.99   $     0.51   $     1.10   $     1.07
Book value (3)                              $     9.45   $     8.97   $     8.49   $     8.33   $     6.68
Shares Outstanding                           5,805,416    5,780,997    5,736,519    5,680,803    4,438,152
SUMMARY OF OPERATIONS
Total interest income                       $   39,966   $   36,279   $   35,383   $   29,797   $   26,908
Total interest expense                          16,235       14,029       14,651       12,636       11,386
                                            ----------   ----------   ----------   ----------   ----------
Net interest income                             23,731       22,250       20,732       17,161       15,522
Provision for  loan and lease losses             1,670        1,262        5,334        3,011          996
                                            ----------   ----------   ----------   ----------   ----------
Net interest income after
  provision for loan and lease losses           22,061       20,988       15,398       14,150       14,526
Total non interest income                        6,872        5,368        5,690        5,363        3,536
Total non interest expense                      24,236       18,281       17,300       13,224       11,041
                                            ----------   ----------   ----------   ----------   ----------
Income before provision for income taxes         4,697        8,075        3,788        6,289        7,021
Provision for income taxes                       1,609        2,331          828        1,026        2,112
                                            ----------   ----------   ----------   ----------   ----------
Net Income                                  $    3,088   $    5,744   $    2,960   $    5,263   $    4,909
                                            ==========   ==========   ==========   ==========   ==========

(1) All amounts have been restated on a historical basis to reflect the merger with SRNB, which closed in October, 2000, as a pooling-of-interests as if the Companies had been combined for all periods presented.
(2) Net income per share amounts have been adjusted to give effect to a two for one stock split on October 15, 1998
(3) Represents stockholders' equity divided by the number of shares of common stock outstanding at the end of the period indicated

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         North Valley Bancorp (the "Company") is a multi-bank holding company for North Valley Bank ("NVB"), a state-nonmember bank and Six Rivers National Bank ("SRNB") a nationally chartered bank. All amounts have been restated on a historical basis to reflect the merger with SRNB, which closed in October, 2000, as a pooling-of-interests as if the Companies had been combined for all periods presented. NVB operates out of its main office located at 880 E. Cypress Avenue, Redding, CA 96002, with eleven branches, which include two supermarket branches in Shasta and Trinity Counties in Northern California. SRNB operates seven branches located in Del Norte, Mendocino and Humboldt Counties. The Company operates as three business segments; North Valley Bank, Six Rivers National Bank and Other. Management analyzes the operations of NVB, SRNB and Other separately. Other consists of Bancorp and BPI, both of which provide services to NVB and SRNB. Management allocates the costs of Bancorp and BPI to NVB and SRNB based primarily on usage through a variety of statistical data. NVB and SRNB are separately chartered institutions each with its own Board of Directors and regulated independently of each other. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues.

         Certain statements in this Form 10-K (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in Banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in the Northern California region; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; the California power crises; and changes in the securities markets.

EARNINGS SUMMARY

FOR THE YEAR ENDED DECEMBER 31,
(in thousands except per share           2000         1999         1998
amounts)                              ---------    ---------    ---------

Net interest income                   $  23,731    $  22,250    $  20,732
Provision for loan and lease losses      (1,670)      (1,262)      (5,334)
Noninterest income                        6,872        5,368        5,690
Noninterest expense                     (24,236)     (18,281)     (17,300)
Provision for income taxes               (1,609)      (2,331)        (828)
                                      ---------    ---------    ---------
Net income                            $   3,088    $   5,744    $   2,960
                                      =========    =========    =========

Earnings Per Share
    Basic                             $    0.53    $    1.00    $    0.52
                                      =========    =========    =========
    Diluted                           $    0.53    $    0.99    $    0.51
                                      =========    =========    =========

Return on Average Assets                   0.58%        1.13%        0.62%
Return on Average Equity                   5.82%       11.35%        6.00%

         For the year ended December 31, 2000, the Company had net income of $3,088,000 as compared to $5,744,000 for the same period in 1999 and $2,960,000 in 1997. On a per share basis, diluted earnings per share was $0.53 for the year ended December 31, 2000 compared to $0.99 for the same period in 1999 and $0.51 for the same period in 1998.

         For the year ended December 31, 2000, net income was negatively impacted by merger-related charges as well as one-time charges ancillary to the acquisition of with Six Rivers National Bank, which closed on October 11, 2000. Merger-related charges primarily related to legal, accounting, investment banking, and severance costs and other one-time charges were $3,169,000 and $149,000 on a pre-tax basis. These charges were partially offset by net interest income which increased by $1,481,000 in 2000 compared to 1999 and non-interest income which increased by $1,504,000 in 2000 over 1999.

         For the year ended December 31, 2000, the Company paid or declared quarterly dividends totaling $1,694,000 to stockholders of the Company. The Company's return on average total assets and average stockholders' equity were 0.58% and 5.82% for the period ended December 31, 2000, compared with 1.13% and 11.35% for the same period in 1999 and 0.62% and 6.00% for the same period in 1998.

NET INTEREST INCOME

         Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings and is the primary revenue source for the Company. For the year ended December 31, 2000, net interest income was $23,731,000 compared to $22,250,000 for the same period in 1999 and $20,732,000 for 1998. The increase in net interest income in 2000 of $1,481,000 was primarily due to an increase in average loans outstanding of $29,662,000 or 9.5% and an increase in yields on assets of 0.48%, partially offset by an increase in interest expense. The increase in interest expense was due to an increase in average interest-bearing liabilities of $13,373,000 coupled with an increase in the average rate paid on interest-bearing liabilities of 0.43%. The increase in net interest income in 1999 over 1998 was due to growth in average loans of $35,132,000 partially offset by a decrease in earning asset yields of 0.28% and a reduction on the average rates paid on interest-bearing liabilities of 0.37% coupled with an increase in average interest bearing liabilities of $19,275,000.

         The net interest margin ("NIM") is calculated by dividing net interest income by average interest-earning assets and is calculated using a fully taxable equivalent basis. The NIM for the year ended December 31, 2000 was 5.13% as compared to 5.01% for the same period in 1999 and 4.96% in 1998. The increases in the NIM were a result of the same factors that increased net interest income during 2000 and 1999 discussed in the paragraph above.

NONINTEREST INCOME

         Total noninterest income increased $1,504,000 to $6,872,000 for the year ended December 31, 2000 from $5,368,000 for the same period in 1999 and $5,690,000 in 1998. This increase in 2000 is primarily the result of an increase in service charges on deposit accounts of $1,018,000, an increase in net gains on sales of securities and loans of $484,000 partially offset by a decrease in other fees and charges of $194,000. Included in gains on sales for 2000 are gains on sale of loans in the amount of $45,000, gains on sale of John Hancock Life common stock of $1,138,000, obtained from the demutualization of the company, partially offset by losses on sale of investment securities of $731,000. The losses on sales of investment securities were realized to raise liquidity at SRNB in order to effect the sale of the Weaverville, California branch. As mentioned earlier, the branch divestiture was required by the regulators as a condition to their approval of the merger transaction with SRNB. The decrease in noninterest income in 1999 of $322,000 from 1998 was due to a decrease in gains on sales of securities and loans of $1,178,000 partially offset by an increase in service charges on deposits of $362,000, an increase of $228,000 in other fees and charges and an increase in other income of $266,000.

         In March of 2000, NVB began a program called Positively Free Checking(TM) in which NVB offers retail checking accounts to customers, which have no per-check fee and no monthly service charge fee. This program has increased the level of new accounts and new customers at NVB. In October of 2000, this same program was implemented at SRNB. This program has been instrumental in increasing service charge income for the Company in 2000 and management believes that this program will continue to enhance fee income in 2001.

NONINTEREST EXPENSE

The following table is a summary of the Company's noninterest expense for the periods indicated:

(in thousands)                              2000         1999         1998
                                         ----------   ----------   ----------
Salaries & employee benefits             $   10,205   $    8,638   $    8,044
Equipment expense                             1,748        1,323        1,291
Occupancy expense                             1,423        1,219        1,129
Professional Services                         1,101        1,243        1,339
ATM expense                                     684          554          518
Printing & supplies                             472          398          505
Postage                                         414          356          345
Messenger expense                               316          332          286
Data processing expenses                        294          297          303
Merger & integration expense                  3,169          149
Other                                         4,410        3,772        3,540
                                         ----------   ----------   ----------
  Total noninterest expenses             $   24,236   $   18,281   $   17,300
                                         ==========   ==========   ==========

         Total noninterest expense was $24,236,000 for the year ended December 31, 2000, compared to $18,281,000 for the same period in 1999 and 17,300,000 in 1998. The increase in 2000 was primarily a result of $3,169,000 in merger-related charges in 2000 compared to $149,000 in 1999. Salaries and employee benefits expense also increased in 2000 by $1,567,000 as compared to 1999 due to an increase in staffing levels. In 2000, the Company created a customer call center and increased staffing at BPI to accommodate the additional processing volume associated with SRNB. The merger with SRNB was originally slated to close in July of 2000 and therefore the additional hiring took place in the first and second quarters of 2000. Since the transaction did not actually close until October of 2000, the Company incurred some extra salary costs during that period without the benefit of the cost savings which were expected by consolidating systems and back-office operations. The increase in equipment expense of $425,000 was primarily a result of the start up of the customer call center as well as expenses incurred to conform the accounting methods for certain equipment owned by SRNB to the methods used by the Company. The increase in 1999 over 1998 in salaries and employee benefit expenses of $594,000 and in other expenses of $232,000 was to support internal growth and regular staff salary increases.

INCOME TAXES

         The provision for income taxes for the year ended December 31, 2000 was $1,609,000 as compared to $2,331,000 for the same period in 1999 and $828,000 for 1998. The effective income tax rate for state and federal income taxes was 34.3%, for the year ended December 31, 2000 compared to 28.9% for the same period in 1999 and 21.9% for the same period in 1998. The difference in the effective tax rate compared to the statutory tax rate (42.05%) is primarily the result of the Company's investment in municipal securities. Interest earned on municipal securities is exempt from federal income tax and therefore lowers the Company's effective tax rate well below the statutory rate. The increase in the effective tax rate for 2000 was due to the merger-related charges, some of which are not tax deductible.

IMPAIRED, NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS AND LEASES AND OTHER REAL ESTATE OWNED

         At December 31, 2000 and 1999, the recorded investment in loans and leases for which impairment has been recognized was approximately $811,000 and $2,774,000. Of the 2000 balance, approximately $811,000 has a related valuation allowance of $400,000. Of the 1999 balance, approximately $2,774,000 has a related valuation allowance of $613,000. For the years ended December 31, 2000, 1999 and 1998, the average recorded investment in loans and leases for which impairment has been recognized was approximately $1,376,000, $4,180,000 and $5,645,000. During the portion of the year that the loans and leases were impaired the Company recognized interest income of approximately $124,000, $207,000 and $292,000 for cash payments received in 2000, 1999 and 1998.

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

         A summary of nonperforming assets at December 31, 2000, 1999 and 1998 is as follows:

(in thousands)                                          2000     1999     1998
                                                       ------   ------   ------
Total nonaccrual loans and leases                      $  780   $2,145   $5,203
Troubled debt restructuring                                --      601      242
Loans and leases 90 days past due and still accruing      561      223      368
                                                       ------   ------   ------

Total nonperforming loans and leases                    1,341    2,969    5,813
Other real estate owned                                   341      699      929
                                                       ------   ------   ------

Total nonperforming assets                             $1,682   $3,668   $6,742
                                                       ======   ======   ======

Nonaccrual loans and leases to total gross loans         0.21%    0.65%    1.70%
Nonperforming loans and leases to total gross loans      0.36%    0.90%    1.90%
Total nonperforming assets to total assets               0.31%    0.70%    1.35%

ALLOWANCE FOR LOAN AND LEASE LOSSES

         The allowance for loan and lease losses is maintained at a level that management of the Company considers to be adequate for losses that can be reasonably anticipated in relation to the risks inherent in the loan and lease portfolio. The allowance is increased by a provision charged to operating expenses and reduced by net charge-offs. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, historical loan and lease loss experience, and the evaluation of risks which vary with the type of loan or lease, creditworthiness of the borrower and the value of the underlying collateral. At December 31, 2000, based on known information, management believes that the allowance for loan and lease losses was adequate to absorb losses inherent in existing loans and leases and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and leases and commitments to extend credit as of such date.

         The evaluation process is designed to determine the adequacy of the allowance for loan losses. This process attempts to assess the risk of losses inherent in the loan portfolio by segregating the allowance for loan losses into three components: "Specific," "loss migration," and "general." The specific component is established by allocating a portion of the allowance for loan losses to individual classified credits based on specific circumstances and assessments. The loss migration component is calculated as a function of the historical loss migration experience of the internal loan credit risk rating categories. The general component is an unallocated portion that supplements the first two components and includes: management's judgement of the current economic conditions particularly as they relate to the real estate market, current business cycle, borrower's financial condition, loan impairment, evaluation of the performing loan portfolio, continual evaluation of problem loans identified as having a higher degree of risk, off balance sheet risks, net charge off trends, and other factors.

         The allowance for loan and lease losses totaled $4,964,000 or 1.34% of the total loan and leases outstanding at December 31, 2000 compared to $4,606,000 or 1.39% of total loans outstanding at December 31, 1999 and $4,704,000 or 1.54% at December 31, 1998. The increase in the allowance in 2000 over 1999 is primarily related to the overall growth in the loan and lease portfolio and is a direct result of the provision for loan losses exceeding net loan charge-offs. The decrease in the allowance for loan and lease losses in 1999 compared to 1998 was the result of significant declines in the level of nonperforming loans.

         There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the levels of the allowance for loan losses and the related provision for loan losses in future periods.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the pay-downs and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $11,500,000 as of December 31, 2000 were available to provide liquidity. In addition, NVB and SRNB are both members of the Federal Home Loan Bank ("FHLB") System providing an additional line of credit of $26,413,000 secured by first deeds of trust on eligible 1-4 unit residential loans and qualifying investment securities. The Company also had a line of credit with Federal Reserve Bank ("FRB") of $11,822,000 secured by first deeds of trust on eligible commercial real estate loans. As of December 31, 2000, borrowings of $13,400,000 were outstanding with the FHLB and $2,999,000 was outstanding with one of the Company's primary correspondent banks.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $134,818,000 and $158,203,000 (or 25.0% and 30.4% of total assets) at December 31, 2000 and December 31, 1999, respectively. Total liquid assets for December 31, 2000 and December 31, 1999 include investment securities of $25,811,000 and $29,616,000, respectively, classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $412,807,000 and $405,535,000 at December 31, 2000 and December 31, 1999, respectively.

         In assessing liquidity, historical information such as seasonal loan demand, local economic cycles and the economy in general are considered along with current ratios, management goals and unique characteristics of the Company. Management believes the Company is in compliance with its policies relating to liquidity.

INTEREST RATE SENSITIVITY

         The Company constantly monitors earning asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities. Management responds to all of these to protect and possibly enhance net interest income while managing risks within acceptable levels as set forth in the Company's policies. In addition, alternative business plans and contemplated transactions are also analyzed for their impact. This process, known as ASSET/LIABILITY MANAGEMENT is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and other borrowings in the ways prescribed above.

         The tool used to manage and analyze the interest rate sensitivity of a financial institution is known as a simulation model and is performed with specialized software built for this specific purpose for financial institutions. This model allows management to analyze three specific types of risks; market risk, mismatch risk, and basis risk.

MARKET RISK

         Market risk results from the fact that the market values of assets or liabilities on which the interest rate is fixed will increase or decrease with changes in market interest rates. If the Company invests in a fixed-rate, long term security and then interest rates rise, the security is worth less than a comparable security just issued because the older security pays less interest than the newly issued security. If the security had to be sold before maturity, then the Company would incur a loss on the sale. Conversely, if interest rates fall after a fixed-rate security is purchased, its value increases, because it is paying at a higher rate than newly issued securities. The fixed rate liabilities of the Company, like certificates of deposit and fixed-rate borrowings, also change in value with changes in interest rates. As rates drop, they become more valuable to the depositor and hence more costly to the Company. As rates rise, they become more valuable to the Company. Therefore, while the value changes when rates move in either direction, the adverse impacts of market risk to the Company's fixed-rate assets are due to rising rates and for the Company's fixed-rate liabilities, they are due to falling rates. In general, the change in market value due to changes in interest rates is greater in financial instruments that have longer remaining maturities. Therefore, the exposure to market risk of assets is lessened by managing the amount of fixed-rate assets and by keeping maturities relatively short. These steps, however, must be balanced against the need for adequate interest income because variable-rate and shorter-term assets generally yield less interest than longer-term or fixed-rate assets.

MISMATCH RISK

         The second interest-related risk, mismatched risk, arises from the fact that when interest rates change, the changes do not occur equally in the rates of interest earned and paid because of differences in the contractual terms of the assets and liabilities held. A difference in the contractual terms, a mismatch, can cause adverse impacts on net interest income.

         The Company has a certain portion of its loan portfolio tied to the national prime rate. If these rates are lowered because of general market conditions, e.g., the prime rate decreases in response to a rate decrease by the Federal Reserve Open Market Committee ("FOMC"), these loans will be repriced. If the Company were at the same time to have a large proportion of its deposits in long-term fixed-rate certificates, interest earned on loans would decline while interest paid on the certificates would remain at higher levels for a period of time until they mature. Therefore net interest income would decrease immediately. A decrease in net interest income could also occur with rising interest rates if the Company had a large portfolio of fixed-rate loans and securities that was funded by deposit accounts on which the rate is steadily rising.

         This exposure to mismatch risk is managed by attempting to match the maturities and repricing opportunities of assets and liabilities. This may be done by varying the terms and conditions of the products that are offered to depositors and borrowers. For example, if many depositors want shorter-term certificates while most borrowers are requesting longer-term fixed rate loans, the Company will adjust the interest rates on the certificates and loans to try to match up demand for similar maturities. The Company can then partially fill in mismatches by purchasing securities or borrowing funds from the FHLB with the appropriate maturity or repricing characteristics.

BASIS RISK

         The third interest-related risk, basis risk, arises from the fact that interest rates rarely change in a parallel or equal manner. The interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. For example, while the repricing of a specific asset and a specific liability may occur at roughly the same time, the interest rate on the liability may rise one percent in response to rising market rates while the asset increases only one-half percent. While the Company would appear to be evenly matched with respect to mismatch risk, it would suffer a decrease in net interest income. This exposure to basis risk is the type of interest risk least able to be managed, but is also the least dramatic. Avoiding concentration in only a few types of assets or liabilities is the best means of increasing the chance that the average interest received and paid will move in tandem. The wider diversification means that many different rates, each with their own volatility characteristics, will come into play.

NET INTEREST INCOME AND NET ECONOMIC VALUE SIMULATIONS

         The quantify the extent of all of these risks both in its current position and in transactions it might take in the future, the Company uses computer modeling to simulate the impact of different interest rate scenarios on net interest income and on net economic value. Net economic value or the market value of portfolio equity is defined as the difference between the market value of financial assets and liabilities. These hypothetical scenarios include both sudden and gradual interest rate changes, and interest rate changes in both directions. This modeling is the primary means the Company uses for interest rate risk management decisions.

         The hypothetical impact of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures. The results for the Company's December 31, 2000 balances indicate that the Company's net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes.

                                  SHOCKED BY -2%          SHOCKED BY +2%
Net interest income                    +2.2%                   (3.6%)
Net economic value                    +15.8%                  (24.3%)

         For the modeling, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk. The Company has compared its assumptions with those used by other financial institutions.

FINANCIAL CONDITION AS OF DECEMBER 31, 2000 AS COMPARED TO DECEMBER 31, 1999

         Total assets at December 31, 2000, were $540,221,000, compared to December 31, 1999 assets of $521,073,000. Increases in average deposits of $17,296,000 and a decrease in average investment securities and overnight investments of $14,582,000 were used to fund an increase in average loans of $29,662,000.

         Investment securities and federal funds sold totaled $105,235,000 at December 31, 2000, compared to $133,280,000 at December 31, 1999 as these investments were used to fund loan demand. Both NVB and SRNB are members of Federal Home Loan Bank of San Francisco and collectively hold $1,400,000 in FHLB stock.

         During 2000, net loans increased to $364,659,000 from $324,952,000 at December 31, 1999. Loans are the Company's largest component of earning assets. The Company's average loan to deposit ratio was 74.6% in 2000 compared to 70.9% in 1999.

         During 2000, total deposits increased to $460,291,000 compared to $452,697,000 at December 31, 1999. This growth, which occurred in all deposit categories, even considering the divestiture of the Weaverville branch which had approximately $17 million in deposits. As discussed earlier, this divestiture was a regulatory condition to closing the merger transaction with SRNB.

         The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as very positive because it limits the Company's ability to earn a high rate of return on shareholders equity (ROE). Stockholders' equity increased to $54,857,000 as of December 31, 2000, as compared to $51,841,000 at December 31, 1999.

         Under current regulations, the management believes that the Company meets all capital adequacy requirements.

                                                                MINIMUM FOR
                                                             CAPITAL ADEQUACY
                                     CAPITAL         RATIO        PURPOSES
                                    ----------      -------      ----------
COMPANY:
  Tier I capital
      (to average assets)           $   51,482        9.73%         4.00%
  Tier I capital
      (to risk weighted assets)     $   51,482       13.05%         4.00%
  Total capital
      (to risk weighted assets)     $   56,415       14.30%         8.00%

IMPACT OF INFLATION

         Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetarily based items. The relatively low proportion of the Company's fixed assets (approximately 1.8% December 31, 2000) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

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

         The Company's exposure to market risk is reviewed on a regular basis by management. Interest rate risk is the potential of economic losses due to future interest rate changes. Please see "Interest Rate Sensitivity" on previous pages for a more detailed description.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements required by this item are set forth following
Item 14 of this Form 10-K, and are incorporated herein by reference.

         The following table discloses the Company's condensed selected quarterly financial data for each of the quarters in the two year period ended December 31, 2000. All amounts have been restated on a historical basis to reflect the merger with Six Rivers National Bank, which closed in October 2000, as a pooling of interests as if the Companies had been combined for all periods presented.

                                                                       FOR THE QUARTER ENDED
                             ------------------------------------------------------------------------------------------------------
                              MARCH 31,    JUNE 30,  SEPTEMBER 30,  DECEMBER 31,  MARCH 31,    JUNE 30,   SEPTEMBER 30, DECEMBER 31,
(in thousands)                  2000         2000        2000          2000         1999         1999         1999         1999
                             ----------   ----------   ----------   ----------   ----------   ----------   -----------  -----------
Interest income              $    9,651   $    9,912   $   10,144   $   10,259   $    8,820   $    8,662   $    9,057   $    9,740
Interest expense                  3,816        3,993        4,175        4,251        3,469        3,397        3,491        3,672

                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Net interest income             5,835        5,919        5,969        6,008        5,351        5,265        5,566        6,068

Provision for loan and
  lease losses                      520          570          230          350          405          370          280          207
Noninterest income                2,052        1,523        1,568        1,729        1,319        1,285        1,534        1,230
Noninterest expense               4,949        5,319        5,167        8,801        4,153        4,409        4,512        5,207
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before
 provision for income taxes       2,418        1,553        2,140       (1,414)       2,112        1,771        2,308        1,884
Provision (benefit) for
 income taxes                       767          433          660         (251)         674          564          660          433
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss)            $    1,651   $    1,120   $    1,480   $   (1,163)  $    1,438   $    1,207   $    1,648   $    1,451
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

Earnings Per Share
    Basic                    $     0.29   $     0.19   $     0.25   $    (0.20)  $     0.25   $     0.21   $     0.28   $     0.26
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
    Diluted                  $     0.28   $     0.19   $     0.25   $    (0.19)  $     0.25   $     0.21   $     0.28   $     0.25
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

         The information concerning directors and executive officers required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission (the "Commission") entitled "Election of Directors" (not including the share information included in the beneficial ownership tables nor the footnotes thereto nor the subsections entitled "Committees of the Board of Directors", "Compensation Committee Interlocks and Insider Participation" and "Meetings of the Board of Directors") and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of the Company to be filed with the Commission entitled "Executive Compensation" and the subsection entitled "Election of Directors - Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from sections of the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled "Election of Directors - Security Ownership of Certain Beneficial Owners and Management", as to share information in the tables of beneficial ownership and footnotes thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the Commission, entitled "Certain Relationships and Related Transactions".

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of the report:
                  1.  Financial Statements:
                  2.  Exhibits:  See Index to Exhibits at page 34.

         (b) The Company filed two reports on Form 8-K during the fourth quarter of 2000: on October 16, 2000, and on October 26, 2000. The Form 8-K filed on October 16, 2000, reported (under Item 5
                  - Other Events) on the October 11, 2000 closing of the acquisition by the Company of Six Rivers National Bank. The Form 8-K filed on October 26, 2000, reported further (under
                  Item 2 - Acquisition or Disposition of Assets) on the acquisition of Six Rivers National Bank and (under Item 7 - Financial Statements and Exhibits) on the unaudited pro forma condensed combined financial information of the Company and Six Rivers National Bank.

         (c) Exhibits See Index to Exhibits at page 58 of this Annual Report on Form 10-K, which is incorporated herein by reference.

         (d)      Financial Statement Schedules

         Not applicable.

NORTH VALLEY BANCORP AND
SUBSIDIARIES


CONSOLIDATED FINANCIAL STATEMENTS AS OF
DECEMBER 31, 2000 AND 1999 AND FOR EACH
OF THE THREE YEARS IN THE PERIOD ENDED
DECEMBER 31, 2000 AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
North Valley Bancorp
Redding, California

We have audited the accompanying consolidated balance sheets of North Valley Bancorp and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of North Valley Bancorp and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements give retroactive effect to the merger of North Valley Bancorp and Six Rivers National Bank, which has been accounted for as a pooling of interests as described in Note 2 to the financial statements.


/s/ DELOITTE & TOUCHE, LLP
-------------------------------

Sacramento, California
February 1, 2001

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

-----------------------------------------------------------------------------------------------------

ASSETS                                                                            2000         1999
Cash and cash equivalents:
  Cash and due from banks                                                      $  27,428    $  22,625
  Federal funds sold and repurchase agreements                                     1,300       14,600
                                                                               ---------    ---------
           Total cash and cash equivalents                                        28,728       37,225

Interest bearing deposits in other financial institutions                          1,706        8,125

Securities:
      Available for sale, at fair value                                           78,124       89,064
      Held to maturity, at amortized cost (fair value of $26,926 and
      $30,357 at December 31, 2000 and 1999)                                      25,811       29,616
Loans held for sale, at lower of cost or market                                                   872
Loans and leases, net of allowance for loan and lease losses of $4,964 and $4,606 and deferred loan fees of $69 and $229 at
      December 31, 2000 and 1999                                                 364,659      324,952
Premises and equipment, net of accumulated depreciation and amortization           9,623        9,497
Other real estate owned                                                              341          699
FHLB and  FRB stock and other securities                                           2,155        2,298
Goodwill and core deposit intangibles, net                                         3,451        4,422
Accrued interest receivable                                                        3,738        3,386
Other assets                                                                      21,885       10,917
                                                                               ---------    ---------

TOTAL ASSETS                                                                   $ 540,221    $ 521,073
                                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
      Noninterest-bearing demand deposits                                      $  67,863    $  71,641
      Interest-bearing:
         Demand accounts                                                          49,469       43,497
         Savings                                                                 153,493      147,571
         Time certificates                                                       189,466      189,988
                                                                               ---------    ---------
           Total deposits                                                        460,291      452,697

Other borrowed funds                                                                 602        6,165
Federal funds purchased                                                           16,399        4,400
Accrued interest and other liabilities                                             8,072        5,970
                                                                               ---------    ---------
           Total liabilities                                                     485,364      469,232
                                                                               ---------    ---------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none outstanding
Common stock, no par value: authorized 20,000,000 shares: outstanding
     5,805,416 and 5,780,997 at December 31, 2000 and 1999                        30,301       29,948
Retained earnings                                                                 24,729       23,335
Accumulated other comprehensive loss, net of tax                                    (173)      (1,442)
                                                                               ---------    ---------

           Total stockholders' equity                                             54,857       51,841
                                                                               ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 540,221    $ 521,073
                                                                               =========    =========

See notes to consolidated financial statements

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

--------------------------------------------------------------------------------------------------

                                                                    2000        1999        1998
                                                                  --------    --------    --------
INTEREST INCOME:
  Loans including fees                                            $ 30,699    $ 27,118    $ 25,495
  Lease financing                                                      378         336         366
  Securities:
    Taxable                                                          6,200       5,460       5,251
    Exempt from federal taxes                                        1,834       2,165       2,279
  Federal funds sold and repurchase agreement                          855       1,200       1,992
                                                                  --------    --------    --------

           Total interest income                                    39,966      36,279      35,383

INTEREST EXPENSE:
  Deposits                                                          15,598      13,652      14,574
  Other borrowings                                                     637         377          77
                                                                  --------    --------    --------

           Total interest expense                                   16,235      14,029      14,651
                                                                  --------    --------    --------

NET INTEREST INCOME                                                 23,731      22,250      20,732

PROVISION FOR LOAN AND LEASE LOSSES                                  1,670       1,262       5,334
                                                                  --------    --------    --------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                         22,061      20,988      15,398
                                                                  --------    --------    --------

NONINTEREST INCOME:
  Service charges on deposit accounts                                4,493       3,475       3,113
  Other fees and charges                                             1,094       1,288       1,060
  Gain (loss) on sale of loans                                          45         (76)        167
  (Loss) gain on sale or calls of securities                          (731)         44         979
  Gain on sale of shares of demutualized life insurance company      1,138
  Other                                                                833         637         371
                                                                  --------    --------    --------
           Total noninterest income                                  6,872       5,368       5,690
                                                                  --------    --------    --------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                    10,205       8,638       8,044
  Occupancy expense                                                  1,423       1,219       1,129
  Equipment expense                                                  1,748       1,323       1,291
  Merger and integration expense                                     3,169         149
  Other                                                              7,691       6,952       6,836
                                                                  --------    --------    --------
           Total noninterest expenses                               24,236      18,281      17,300
                                                                  --------    --------    --------

INCOME BEFORE PROVISION FOR INCOME TAXES                             4,697       8,075       3,788

PROVISION FOR INCOME TAXES                                           1,609       2,331         828
                                                                  --------    --------    --------

NET INCOME                                                        $  3,088    $  5,744    $  2,960
                                                                  ========    ========    ========

EARNINGS PER SHARE:
  Basic                                                           $   0.53    $   1.00    $   0.52
                                                                  ========    ========    ========
  Diluted                                                         $   0.53    $   0.99    $   0.51
                                                                  ========    ========    ========

See notes to consolidated financial statements

NORTH VALLEY BANCORP AND SUSBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

-----------------------------------------------------------------------------------------------------------------------
                                                                                               ACCUMULATED
                                             COMMON STOCK                                         OTHER
                                          ------------------    COMPREHENSIVE     RETAINED    COMPREHENSIVE
                                           SHARES     AMOUNT        INCOME        EARNINGS    INCOME (LOSS)     TOTAL
                                          ---------  -------       --------       --------    -------------   ---------
Balance, January 1, 1998                  5,680,803  $29,118                      $ 17,497      $     687     $ 47,302

Comprehensive income:
Net income                                                         $  2,960          2,960                       2,960
Other comprehensive income,
  net of tax of $(17):
  Unrealized gain (loss) on available
     for sale securities, net of
     reclassification adjustment of $705                               (686)                         (686)        (686)
  Minimum pension liability adjustments                                  18                            18           18
                                                                   --------

             Total comprehensive income                            $  2,292
                                                                   ========

Stock options exercised                      55,716      358                                                       358
Tax benefit derived from the exercise
  of stock options                                       131                                                       131
Cash dividends on common stock                                                      (1,383)                     (1,383)
                                          ---------  -------                      --------    -------------   ---------
Balance, December 31, 1998                5,736,519   29,607                        19,074             19       48,700

Comprehensive income:
Net income                                                         $  5,744          5,744                       5,744
Other comprehensive income,
   net of tax of $(810)
   Unrealized gain (loss) on available
      for sale securities, net of
      reclassification adjustment of $11                             (1,489)                       (1,489)      (1,489)
   Minimum pension liability adjustments                                 28                            28           28
                                                                   --------

             Total comprehensive income                            $  4,283
                                                                   ========
Stock options exercised                      44,478      301                                                       301
Tax benefit derived from the exercise
   of stock options                                       40                                                        40
Cash dividends on common stock                                                      (1,483)                     (1,483)
                                          ---------  -------                      --------    -------------   ---------

Balance, December 31, 1999                5,780,997   29,948                        23,335         (1,442)      51,841

Comprehensive income:
Net income                                                         $  3,088          3,088                       3,088
Other comprehensive income,
   net of tax of $921:
   Unrealized gain (loss) on available
      for sale securities, net of
      reclassification adjustment of $(480)                           1,269                         1,269        1,269
                                                                   --------

             Total comprehensive income                            $  4,357
                                                                   ========

Stock options exercised                      24,419      111                                                       111
Compensation expense on stock
  options/grants                                         208                                                       208
Tax benefit derived from the exercise
  of stock options                                        34                                                        34
Cash dividends on common stock                                                      (1,694)                     (1,694)
                                          ---------  -------                      --------    -------------   ---------

Balance, December 31, 2000                5,805,416  $30,301                      $ 24,729      $   (173)     $ 54,857
                                          =========  =======                      ========    =============   =========

See notes to consolidated financial statements.

NORTH VALLEY BANCORP & SUBSIDIARIES
CONSOLDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS)

----------------------------------------------------------------------------------------------------------
                                                                            2000        1999        1998
                                                                          --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                              $  3,088    $  5,744    $  2,960
  Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
  Depreciation and amortization                                              1,518       1,099       1,062
  Amortization of premium on securities                                        116          41         358
  Amortization /writedown of goodwill and core deposit intangible              971         248         248
  Provision for loan and lease losses                                        1,670       1,262       5,334
  Loss on sale/writedown of other real estate owned                            277         230          61
  (Gain) loss on sale or calls of securities                                   731         (44)       (979)
  Gain on sales of shares of demutualized life insurance company            (1,138)
  (Gain) loss on sale of loans                                                 (45)         76        (167)
  Provision (benefit) for deferred taxes                                      (890)        866          71
  Effect of changes in:
     Accrued interest receivable                                              (352)       (328)       (280)
     Other assets                                                          (10,920)       (962)     (3,293)
     Accrued interest payable and other liabilities                          1,893      (1,006)      2,080
                                                                          --------    --------    --------
          Net cash provided by (used in) operating activities               (3,081)      7,226       7,455
                                                                          --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of other real estate owned                                 627       4,656         279
Purchases of available for sale securities                                 (27,002)    (52,352)    (73,845)
Proceeds from sales of available for sale securities                        24,344       1,504       4,418
Proceeds from maturities/calls of available for sale securities             15,136      41,893      28,923
Purchases of held to maturity securities                                      (970)                 (1,500)
Proceeds from maturities/calls of held to maturity securities                4,792       5,804       5,290
Proceeds from sale of shares of demutualized life insurance company          1,138
Net change in FHLB and FRB stock and other securities                          143        (442)       (406)
Net change in interest bearing deposits in other financial institutions      6,162      (1,056)       (761)
Proceeds from sales of loans                                                 3,540      32,144      19,046
Net increase in loans and leases                                           (44,546)    (62,365)    (73,670)
Purchases of premises and equipment- net                                    (1,644)     (1,049)     (1,796)
                                                                          --------    --------    --------
          Net cash used in investing activities                            (18,280)    (31,263)    (94,022)
                                                                          --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                     7,594       9,884      31,558
Net change in other borrowed funds and federal funds purchased               6,436       9,888        (442)
Compensation expense on stock options / grants                                 208
Cash dividends paid                                                         (1,485)     (1,850)       (645)
Cash received for stock options exercised                                      111         301         358
                                                                          --------    --------    --------
                 Net cash provided by financing activities                  12,864      18,223      30,829
                                                                          --------    --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (8,497)     (5,814)    (55,738)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                37,225      43,039      98,777
                                                                          --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $ 28,728    $ 37,225    $ 43,039
                                                                          ========    ========    ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
  Interest                                                                $ 16,299    $ 14,061    $ 14,560
                                                                          ========    ========    ========
  Income taxes                                                            $  2,469    $  1,633    $    775
                                                                          ========    ========    ========

Noncash investing and financing activities
  Transfer from loans to other real estate owned                          $    546    $  4,657    $    673
                                                                          ========    ========    ========
  Cash dividends declared                                                 $    580    $    371    $    738
                                                                          ========    ========    ========

See notes to consolidated financial statements

NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


1.  SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS - North Valley Bancorp and subsidiaries (the "Company") operates 18 branches, which include two supermarket branches, in Northern California. The acquisition of Six Rivers National Bank was effective October 11, 2000, resulting in Six Rivers National Bank operating as a wholly owned subsidiary of North Valley Bancorp. The merger was accounted for as a pooling-of-interests and all amounts have been restated on a historical basis as if the Companies had been combined for all periods presented. The Company operates as three business segments defined as the Company's two wholly owned banking subsidiaries, North Valley Bank and Six Rivers National Bank providing banking services to the Company's clients in Northern California and all other activities, which primarily consist of the Holding Company and Bank Processing, Inc. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of the Company's revenues.

    GENERAL - The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. The Company follows the accrual method of accounting.

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The more significant accounting and reporting policies are discussed below.

    CONSOLIDATION - The consolidated financial statements include North Valley Bancorp and its wholly owned subsidiaries: North Valley Bank ("NVB") and its wholly owned subsidiary, North Valley Basic Securities; Six Rivers National Bank ("SRNB"); Bank Processing, Inc. ("BPI"); and North Valley Trading Company. North Valley Trading Company and North Valley Basic Securities did not have any activity in 2000, 1999 and 1998. All material intercompany accounts and transactions have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS - For the purposes of the statements of cash flows, cash and cash equivalents have been defined as cash, demand deposits with correspondent banks, cash items, settlements in transit, and federal funds sold and repurchase agreements. Generally, federal funds are sold for one-day periods and repurchase agreements are sold for eight to fourteen-day periods. Cash equivalents have remaining terms to maturity of three months or less from the date of acquisition.

    INVESTMENTS - The Company's policy with regard to investments is as follows:

             TRADING SECURITIES are carried at fair value. Changes in fair value are included in other operating income. The Company did not have any securities classified as trading at December 31, 2000 and 1999.

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

    LOANS HELD FOR SALE - Loans held for sale are stated at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on an aggregate loan basis. Valuation adjustments are charged against noninterest income.

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

    ALLOWANCE FOR LOAN AND LEASE LOSSES - The allowance for loan and lease losses is established through a provision for loan and lease losses charged to operations. Loans and leases are charged against the allowance for loan and lease losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. Management attributes general reserves to different types of loans using percentages, which are based upon perceived risk associated with the portfolio and underlying collateral, historical loss experience, and vulnerability to changing economic conditions, which may affect the collectibility of the loans. Specific reserves are allocated for impaired loans and leases, for loans and leases, which have experienced a decline in internal grading, and when management believes additional loss exposure exists. Although the allowance for loan and lease losses is allocated to various portfolio segments, it is general in nature and is available for the loan and lease portfolio in its entirety. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and leases commitments to extend credit. Actual amounts could differ from those estimates.

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

    GOODWILL AND CORE DEPOSIT INTANGIBLES - These assets arose from the acquisition of four additional branches in 1997. The resulting goodwill and core deposit intangibles are being amortized over 25 and 15 years, respectively, by the straight-line method. In November 2000, as a condition to receiving regulatory approval for the merger, SRNB was required to divest its Weaverville branch office which resulted in the write off of approximately $727,000 of the goodwill and core deposit intangible related to this property.

    ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES - The Company originates and sells residential mortgage loans to the Federal National Mortgage Association ("FNMA") and others. The Company retains the servicing on all loans sold. Deferred origination fees and expenses are recognized at the time of sale in the determination of the gain or loss. To calculate the gain (loss) on sale of loans, the Company's investment in a loan is allocated between the servicing retained and the loan, based on the relative fair value of each portion. The gain (loss) is recognized at the time of sale based on the difference between the sale proceeds and the allocated carrying value of the related loans sold. The fair value of the contractual servicing is reflected as a servicing asset, which is amortized over the period of estimated net servicing income using a method approximating the interest method. The servicing asset is included in other assets, and is evaluated for impairment on a periodic basis.

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

    OTHER BORROWED FUNDS - Other borrowed funds consist of amounts borrowed from the Federal Reserve Bank ("FRB") related to Treasury Tax and Loan notes and amounts borrowed from the Federal Home Loan Bank ("FHLB") collateralized by certain real estate loans and investment securities.

    MERGER AND INTEGRATION EXPENSES - Merger and integration expenses represent incremental direct costs associated with the merger and consist primarily of transaction costs for professional services including investment banking, legal and accounting. Severance payments have also been included for certain employees in the amount of $1,139,000 of which $330,000 was paid in 2000 and $809,000 was accrued at year end and paid in January 2001.

    STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. Compensation expense is recognized in the financial statements for the differences between the fair value of the options at the date of the grant and the exercise price at 85% of the fair value for the Director Plan. No compensation expense has been recognized in the financial statements for the Employee Plan. The Company presents the required pro forma disclosures of the effect of stock-based compensation on net income and earnings per share using the fair value method in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE - The Company uses the "management approach" for reporting business segment information. The management approach is based on the segments within a company used by the chief operating decision maker for making operating decisions and assessing performance. Reportable segments are to based on such factors as products and services, geography, legal structure or any other manner by which a company's management distinguishes major operating units. Utilizing this approach, management has determined that the Company has three reportable segments: SRNB, NVB and Other.

    COMPREHENSIVE INCOME - Comprehensive income includes net income and other comprehensive income, which represents the change in its net assets during the period from nonowner sources. The components of other comprehensive income for the Company include the unrealized gain or loss on available-for-sale securities and adjustments to minimum pension liability and are presented net of tax.

    NEW ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133") is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, as amended, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001. Management believes the adoption of SFAS No. 133 will not have a significant impact upon the financial position, results of operations, or cash flows of the Company.

    SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the FASB, and some were changed in only minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes that adopting these components of SFAS No. 140 will not have a material impact on the financial position or results of operations of the Company. SFAS No. 140 must be applied prospectively. For recognition and reclassification of collateral and for disclosures about securitizations and collateral, this Statement was adopted as of December 31, 2000 and did not have a material impact on the financial position or results of operations of the Company.

    RECLASSIFICATIONS - Certain amounts in 1999 and 1998 have been reclassified to conform with the 2000 financial statement presentation.

2.  BUSINESS COMBINATIONS

    On October 11, 2000, Six Rivers National Bank was merged with North Valley Bancorp with Six Rivers National Bank operating as a wholly owned subsidiary of North Valley Bancorp. The merger resulted in the issuance of 2,075,546 shares of North Valley Bancorp's common stock based on a conversion ratio of
    1.40 shares of North Valley Bancorp's common stock for each share of Six Rivers National Bank common stock. The merger has been accounted under the pooling of-interests method of accounting. All amounts in the accompanying financial statements have been restated on a historical basis as if the Companies had been combined for all periods presented.

    Summarized results of the separate companies for the nine months ended September 30, 2000, (unaudited) are included in the following table. These nine month results are included in the consolidated results of operations for the year ended December 31, 2000 presented in the accompanying consolidated income statement.
                                                    COMPANY          SRNB
    NINE MONTHS ENDED SEPTEMBER 30, 2000           ---------       ---------

    Net interest income                            $  11,162       $   6,562
                                                   =========       =========
    Net income                                     $   3,634       $     618
                                                   =========       =========

Following is a reconciliation of the amounts of the net interest income and net income previously reported for the years ended December 31 with restated amounts:

                                                      1999             1998
                                                    --------         --------
    Net interest income
      As previously reported                        $ 13,411         $ 11,885
      Acquired company                                 8,839            8,847
                                                    --------         --------
      As restated                                   $ 22,250         $ 20,732
                                                    ========         ========

    Net income
      As previously reported                        $  4,528         $  4,085
      Acquired company                                 1,216           (1,125)
                                                    --------         --------
      As restated                                   $  5,744         $  2,960
                                                    ========         ========

3.  RESTRICTED CASH BALANCES

    The Company is subject to regulation by the Federal Reserve Board. The regulations required the Company to maintain average cash reserve balances on hand or at the Federal Reserve Bank of $4,497,000 and $3,872,000 at December 31, 2000 and 1999. As compensation for check-clearing services, additional compensating balances of $1,000,000 are required to be maintained with the Federal Reserve Bank.

4.  SECURITIES

    At December 31, the amortized cost of securities and their approximate fair value were as follows:

    (in thousands)                                         GROSS        GROSS       CARRYING
                                            AMORTIZED    UNREALIZED   UNREALIZED     AMOUNT
    AVAILABLE FOR SALE SECURITIES:             COST        GAINS        LOSSES    (FAIR VALUE)
                                            ----------   ----------   ----------   ----------
    DECEMBER 31, 2000
      Securities of U.S. government
        Agencies and corporations           $   48,546   $      168   $     (368)  $   48,346
      Obligations of states and political
        Subdivisions                             2,671           21           (1)       2,691
      Mortgage backed securities                20,871          279          (31)      21,119
      Corporate securities                       6,338           21         (458)       5,901
      Other securities                              88                       (21)          67
                                            ----------   ----------   ----------   ----------

                                            $   78,514   $      489   $     (879)  $   78,124
                                            ==========   ==========   ==========   ==========
    DECEMBER 31, 1999
      Securities of U.S. government
        Agencies and corporations           $   38,611   $        7   $   (1,296)  $   37,322
      Obligations of states and political
        Subdivisions                             2,676                       (34)       2,642
      Mortgage backed securities                35,040            2         (464)      34,578
      Corporate securities                      14,634                      (740)      13,894
      Foreign debt securities                      503            5                       508
      Other securities                             139            6          (25)         120
                                            ----------   ----------   ----------   ----------
                                            $   91,603   $       20   $   (2,559)  $   89,064
                                            ==========   ==========   ==========   ==========


                                             CARRYING
                                              AMOUNT       GROSS        GROSS
                                            (AMORTIZED   UNREALIZED   UNREALIZED
    HELD TO MATURITY SECURITIES:               COST)       GAINS        LOSSES     FAIR VALUE
                                            ----------   ----------   ----------   ----------
    DECEMBER 31, 2000
      Obligation of states and political
        Subdivisions                        $   25,811   $    1,115           --   $   26,926
                                            ==========   ==========   ==========   ==========

    DECEMBER 31, 1999
      Obligation of states and political
        Subdivisions                        $   29,616   $      843   $     (102)  $   30,357
                                            ==========   ==========   ==========   ==========

    Gross realized gains on sales or calls of securities categorized as available for sale securities were $203,000, $11,000 and $979,000 in 2000, 1999 and 1998. Gross realized losses on sales or calls of securities categorized as available for sale securities were $934,000 in 2000. There were no gross realized losses on sale of available for sale securities in 1999, or 1998.

    Gross realized gains on calls of securities categorized as held to maturity securities were $33,000, in 1999. There were no gross realized gains on calls of held to maturity securities in 2000 and 1998. There were no gross realized losses on calls of held to maturity securities in 2000, 1999, or 1998.

    Scheduled maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost of approximately $88,000 and a fair value of approximately $67,000) at December 31, 2000, are shown below (in thousands). The Company invests in collateralized mortgage obligations ("CMOs") issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association. Actual maturities of CMOs and other securities may differ from contractual maturities because borrowers have the right to prepay mortgages without penalty or call obligations with or without call penalties. The Company uses the "Wall Street" consensus average life at the time the security is purchased to schedule maturities of these CMOs and adjusts scheduled maturities periodically based upon changes in the Wall Street estimates.

                                             HELD TO MATURITY        AVAILABLE FOR SALE
                                                SECURITIES               SECURITIES
                                         -----------------------   -----------------------
                                          AMORTIZED
                                            COST                                FAIR VALUE
                                          (CARRYING                AMORTIZED    (CARRYING
                                           AMOUNT)    FAIR VALUE      COST        AMOUNT)
                                         ----------   ----------   ----------   ----------
    Due in 1 year or less                $    4,278   $    4,317   $    8,165   $    8,164
    Due after 1 year through 5 years          7,112        7,385       29,425       29,571
    Due after 5 years through 10 years        7,688        8,129       15,742       15,470
    Due after 10 years                        6,733        7,095       25,094       24,852
                                         ----------   ----------   ----------   ----------
                                         $   25,811   $   26,926   $   78,426   $   78,057
                                         ==========   ==========   ==========   ==========

    At December 31, 2000 and 1999, securities having fair value amounts of approximately $28,507,000 and $34,903,000 were pledged to secure public deposits, short-term borrowings, treasury tax, loans balances and for other purposes required by law or contract.

5.  LOANS AND LEASES

    The Company originates loans for business, consumer and real estate activities and leases for equipment purchases. Such loans and leases are concentrated in Shasta, Humboldt, Mendocino, Trinity, Del Norte Counties and neighboring communities. Substantially all loans are collateralized. Generally, real estate loans are secured by real property. Commercial and other loans are secured by bank deposits, real estate or business or personal assets. Leases are generally secured by equipment. The Company's policy for requiring collateral reflects the Company's analysis of the borrower, the borrower's industry and the economic environment in which the loan would be granted. The loans and leases are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrower. Major classifications of loans and leases at December 31 were as follows:

                                                               2000       1999
                                                             --------   --------
    Commercial                                               $ 53,617   $ 49,925
    Real estate - commercial                                   90,041     80,681
    Real estate - construction                                  4,794      4,049
    Real estate - mortgage                                    100,937     81,330
    Installment                                               105,393     92,973
    Direct financing leases                                     5,183      5,395
    Other                                                       9,727     15,434
                                                             --------   --------

               Total loans and leases receivable              369,692    329,787

    Less:
    Allowance for loan and lease losses                         4,964      4,606
    Deferred loan fees                                             69        229
                                                             --------   --------

               Net loans and leases                          $364,659   $324,952
                                                             ========   ========

    At December 31, 2000 and 1999, the Company serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $136,641,000 and $154,158,000.

    Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB. Pledged loans totaled $38,235,000 and $26,340,000 at December 31, 2000 and 1999.

    The components of the Company's leases receivable as of December 31 are summarized below (in thousands):

                                                  2000        1999
                                                --------    --------
    Future minimum lease payments               $  5,202    $  5,505
    Residual interests                               283
    Initial direct costs                             (34)         26
    Unearned income                                 (268)       (136)
                                                --------    --------
                                                $  5,183    $  5,395
                                                ========    ========

    Future minimum lease payments receivables are as follows (in thousands):

    2001                                        $  1,485
    2002                                           1,175
    2003                                             838
    2004                                             717
    2005 and thereafter                              987
                                                --------
         Total                                  $  5,202
                                                ========

    There are no contingent rental payments included in income for 2000, 1999 and 1998.

    Changes in the allowance for loan and lease losses for the years ended December 31, were as follows (in thousands):

                                               2000        1999        1998
                                            ---------   ---------   ---------
    Balance, beginning of year              $   4,606   $   4,704   $   2,861
    Provision charged to operations             1,670       1,262       5,334
    Loans charged off                          (1,677)     (2,065)     (3,710)
    Recoveries                                    365         705         219
                                            ---------   ---------   ---------

    Balance, end of year                    $   4,964   $   4,606   $   4,704
                                            =========   =========   =========

6.  IMPAIRED AND NONPERFORMING LOANS AND LEASES

    At December 31, 2000 and 1999, the recorded investment in loans and leases for which impairment has been recognized was approximately $811,000 and $2,774,000. Of the 2000 balance, approximately $811,000 has a related valuation allowance of $400,000. Of the 1999 balance, approximately $2,774,000 has a related valuation allowance of $613,000. For the years ended December 31, 2000, 1999 and 1998, the average recorded investment in loans and leases for which impairment has been recognized was approximately $1,376,000, $4,180,000 and $5,645,000. During the portion of the year that the loans and leases were impaired the Company recognized interest income of approximately $124,000, $207,000 and $292,000 for cash payments received in 2000, 1999 and 1998.

    Nonperforming loans and leases at December 31 were as follows (in thousands):

                                                            2000        1999
                                                         ---------   ---------
    Nonaccrual loans and leases                          $     780   $   2,145
    Restructured loans                                                     601
    Loans and leases 90 days past due but
      still accruing interest                                  561         223
                                                         ---------   ---------

               Total nonperforming loans and leases      $   1,341   $   2,969
                                                         =========   =========

    If interest on nonaccrual loans and leases had been accrued, such income would have approximated $139,000 in 2000, $349,000 in 1999 and $407,000 in
    1998. Interest income of $124,000 in 2000, $207,000 in 1999, and $292,000 in
    1998 was recorded when it was received on the nonaccrual loans and leases.

    At December 31, 2000, there were no commitments to lend additional funds to borrowers whose loans and leases were classified as nonaccrual.

7.  PREMISES AND EQUIPMENT

    Major classifications of premises and equipment at December 31 are summarized as follows (in thousands):

                                                         2000        1999
                                                      ---------   ---------
    Land                                              $   2,063   $   1,885
    Buildings and improvements                            6,994       6,724
    Furniture, fixtures and equipment                     7,233       9,431
    Leasehold improvement                                   540         626
                                                      ---------   ---------
                                                         16,830      18,666
    Accumulated depreciation and amortization            (7,207)     (9,169)
                                                      ---------   ---------
                                                      $   9,623   $   9,497
                                                      =========   =========

8.  OTHER ASSETS

    Major classifications of other assets at December 31 were as follows (in thousands):

                                                        2000         1999
                                                      ---------   ---------
    Cash surrender value of life insurance policies   $  16,990   $   5,227
    Deferred taxes                                        2,266       2,250
    Prepaid expenses                                        974       1,313
    Other                                                 1,655       2,127
                                                      ---------   ---------
    Total                                             $  21,885   $  10,917
                                                      =========   =========

9.  DEPOSITS

    The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $47,484,000 and $47,162,000 at December 31, 2000 and
    1999. Interest expense incurred on such time certificates of deposit was $2,242,000, $2,028,000 and $1,869,000 for the years ended December 31, 2000,
    1999 and 1998.

    At December 31, 2000, the scheduled maturities of all time deposits was as follows (in thousands):

    YEARS                                        AMOUNT
    -----                                      ----------
    2001                                       $  171,548
    2002                                           12,242
    2003                                            5,180
    2004                                              496
    2005 and thereafter                                --
                                               ----------
                                               $  189,466
                                               ==========

10. LINES OF CREDIT

    At December 31, 2000, the Company had the following lines of credit with correspondent banks to purchase federal funds (in thousands):

    TYPE                                        AMOUNT        EXPIRATION
    ----------------------------------         --------    ----------------
    Unsecured                                  $  8,500       July 31, 2001
    Unsecured                                  $  3,000                None
    Secured:
      First deeds of trust on eligible
        1- 4 unit residential loans            $ 26,413           Quarterly
      First deeds of trust on eligible
        commercial real estate loans           $ 11,822    January 21, 2001

11. BORROWINGS

    As of December 31, 2000, the Company had $16,399,000 outstanding in overnight borrowings from the Federal Home Loan Bank of San Francisco ("FHLB") and through correspondent banks. Other borrowings outstanding as of December 31, 2000 consist of a loan from the FRB in the form of Treasury Tax and Loan notes and generally are required to be repaid within 30 days from the transaction date as well as a term note from the FHLB which matures in 2005 and is secured by certain real estate loans. The following table summarizes these borrowings (in thousands):

                                                 2000        1999        1998
                                               -------     -------     -------
    Long-Term Borrowings:
       FHLB loan, fixed rate of 6.55%          $   480     $   562     $   638
       FHLB loan, fixed rate of 4.37%                        5,000
                                               -------     -------     -------
    Total Long-Term borrowings                 $   480     $ 5,562     $   638
                                               =======     =======     =======
    Short-Term borrowings:
       FHLB                                    $13,400     $ 4,400
       FRB loan                                    122         603     $    39
       Correspondent bank                        2,999
                                               -------     -------     -------
    Total Short-Term borrowings                $16,521     $ 5,003     $    39
                                               =======     =======     =======

    The following table provides information related to the Company's short-term borrowings under its federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

    Short-Term Borrowings

                                                 2000        1999        1998
                                               --------    --------    --------
    Average balance during the year            $  9,901    $  7,831    $  1,311
    Average interest rate for the year             6.44%       4.83%       5.80%
    Maximum month-end balance during the year  $ 16,521    $  5,003    $  1,518
    Average rate as of December 31,                6.18%       4.02%       5.49%

12. INCOME TAXES

    The provision for income taxes for the years ended December 31, was as follows (in thousands):

                                        2000        1999        1998
                                     ---------   ---------   ---------
    Currently payable:
      Federal                        $   1,945   $   1,235   $     193
      State                                554         230         564
                                     ---------   ---------   ---------
               Total                     2,499       1,465         757
                                     ---------   ---------   ---------
    Deferred taxes (benefits):
      Federal                             (622)        553         303
      State                               (268)        313        (232)
                                     ---------   ---------   ---------
               Total                      (890)        866          71
                                     ---------   ---------   ---------
    Total                            $   1,609   $   2,331   $     828
                                     =========   =========   =========

    The effective federal tax rate for the years ended December 31, differs from the statutory tax rate as follows:

    Federal income tax at statutory rates       35.0%        35.0%        35.0%
    State income taxes net of federal
      income tax benefit                         4.0%         4.4%         5.9%
    Tax exempt income                          (15.0%)       (8.5%)      (20.5%)
    Merger and integration costs                11.6%          --           --
    Other                                       (1.3%)       (2.0%)        1.5%
                                               -------      -------      -------
                                                34.3%        28.9%        21.9%
                                               =======      =======      =======

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset at December 31, are as follows (in thousands):

                                                            2000        1999
                                                         ---------   ---------
    Deferred tax assets:
      Accrued pension obligation                         $     812   $     735
      Allowance for loan losses                              1,394       1,223
      Deferred compensation                                    696         622
      Alternative minimum tax credit                            35         180
      Deferred loan fee income                                  61          96
      Net operating loss carryforward                                      521
      Unrealized loss on securities available for sale         162       1,036
      Other                                                    173
                                                         ---------   ---------
               Total deferred tax assets                     3,333       4,413
                                                         ---------   ---------

    Deferred tax liabilities:
      Other                                                                249
      Tax depreciation in excess of book depreciation          268         183
      Mark to market adjustment                                177       1,145
      OMSR adjustment                                          212         249
      FHLB stock dividend                                      124          98
      Deferred loan fee costs                                  255         234
      California franchise tax                                  31           5
                                                         ---------   ---------
               Total deferred tax liabilities                1,067       2,163
                                                         ---------   ---------
               Net deferred tax asset                    $   2,266   $   2,250
                                                         =========   =========

    The Company believes that it is more likely than not that it will realize the above deferred tax assets in the future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

13. RETIREMENT AND DEFERRED COMPENSATION PLANS

    Substantially all employees with at least one year of service participate in a Company-sponsored employee stock ownership plan (ESOP). The Company made contributions to the ESOP of $60,000 in 2000, 1999 and 1998. At December 31, 2000, the ESOP owned approximately 172,000 shares of the Company's stock.

    The Company maintains a 401(k) plan covering employees who have completed 1,000 hours of service during a 12-month period and are aged 21 or older. Voluntary employee contributions are partially matched by the Company. The Company made contributions to the Plan for the years ended December 31, 2000, 1999 and 1998 of $43,000, $34,000, and $26,000, respectively.

    The Company has a nonqualified executive deferred compensation plan for key executives and directors. Under this plan, participants voluntarily elect to defer a portion of their salary, bonus or fees and the Company is required to credit these deferrals with interest. The Company's deferred compensation obligation of $1,536,000 and $1,424,000 as of December 31, 2000 and 1999,
    respectively, is included in accrued interest and other liabilities.

    The Company has a supplemental retirement plan for directors and a supplemental executive retirement plan covering key executives. These plans are nonqualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies ($16,990,000 and $5,227,000 at December 31, 2000 and 1999, respectively) to pay the retirement obligations. The accrued pension obligation of $2,253,000 and $2,150,000 as of December 31, 2000 and 1999, respectively, is included in accrued interest and other liabilities.

    The following table sets forth the unqualified supplemental retirement defined benefit pension plans status at December 31 (in thousands):

                                                             2000        1999
                                                          ---------   ---------
    CHANGE IN PROJECTED BENEFIT OBLIGATION
      Projected benefit obligation at beginning of year   $  (2,362)  $  (2,605)
      Service cost                                             (116)        (61)
      Interest cost                                            (175)       (164)
      Benefits paid                                             195         219
      Actuarial gain (loss)                                    (104)        267
      Plan amendments                                           (22)        (18)
      Acquisitions/Divestitures SRNB                            (94)
                                                          ---------   ---------
          Projected benefit obligation at end of year        (2,678)     (2,362)
                                                          ---------   ---------

    CHANGE IN PLAN ASSETS
      Fair value of plan assets at beginning of year
      Fair value of plan assets at end of year

    FUNDING
      Funded (unfunded) status                               (2,678)     (2,362)
      Unrecognized transitional amount                          125         150
      Unrecognized prior service cost                           415         426
      Unrecognized net actuarial (gain) loss                     25         (77)
                                                          ---------   ---------
          Net amount recognized (accrued pension cost)    $  (2,113)  $  (1,863)
                                                          =========   =========

    WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
      Discount rate                                            7.45%       7.36%
      Rate of compensation increase (supplemental
        executive retirement plan only)                        6.00%       6.00%
      Expected return on plan assets                            N/A         N/A

    The elements of pension costs for the unqualified supplemental retirement defined benefit pension plans at December 31 are as follows (in thousands):

                                                        2000     1999     1998
                                                       ------   ------   ------
    COMPONENTS OF NET PERIODIC BENEFITS COST
      Service cost                                     $  116   $   61   $   38
      Interest cost                                       175      164      153
      Amortization of net obligation at transition         25       25       25
      Amortization of prior service cost                   33       31       31
      Recognized net actuarial loss                         1        4        5
                                                       ------   ------   ------

               Net periodic benefit cost               $  350   $  285   $  252
                                                       ======   ======   ======

     THE NET PERIODIC PENSION COST WAS DETERMINED
     USING THE FOLLOWING ASSUMPTIONS
       Discount rate                                     7.45%    7.36%    6.41%
       Rate of compensation increase (supplemental
         executive retirement plan only)                 6.00%    6.00%    6.00%
       Expected return on plan assets                     N/A      N/A      N/A

14. STOCK BASED COMPENSATION

    During 2000 and 1999, each director was awarded 600 shares of common stock, resulting in an additional 4,200 shares being issued each year. Compensation cost related to these awards was recognized based on the fair value of the shares at the date of award.

    Under the Company's stock option plans as of December 31, 2000, 520,347 shares of the Company's common stock remained available for grants to directors and employees of the Bank. Under the Director Plan, options may not be granted at a price less than 85% of fair market value at the date of the grant. Under the Employee Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under both plans, options may be exercised over a ten year term and vest ratably over four years from the date of the grant. A summary of stock options follows:

                                                                              EXERCISE
                                                                  OPTIONS      PRICE
                                                                ---------    ---------
    Outstanding, Janaury 1, 1998                                  189,245    $    6.63
      166,605 exercisable at weighted average price of $6.54
        Granted                                                   138,150        13.13
        Exercised                                                 (12,288)        7.73
        Expired or canceled                                       (45,280)        7.44
                                                                ---------    ---------

    Outstanding, December 31, 1998                                269,827         9.80
      209,705 exercisable at weighted average price of $8.69
        Granted                                                   408,100        11.21
        Exercised                                                 (38,338)        9.92
        Expired or canceled                                       (30,780)        8.96
                                                                ---------    ---------

    Outstanding, December 31, 1999                                608,809        10.78
      251,807 exercisable at weighted average price of $9.69
        Granted                                                    14,900         7.49
        Exercised                                                 (24,419)        4.55
        Expired or canceled                                       (28,556)       12.88
                                                                ---------    ---------

    Outstanding, December 31, 2000                                570,734        10.87
                                                                =========    =========
      314,234 exercisable at weighted average price of $10.42

    Information about stock options outstanding at December 31, 2000 is summarized as follows:

                                           AVERAGE        EXERCISE                      EXERCISE
           RANGE OF                       REMAINING       PRICE OF                      PRICE OF
           EXERCISE         OPTIONS      CONTRACTUAL      OPTIONS        OPTIONS        OPTIONS
            PRICES        OUTSTANDING    LIFE (YEARS)   OUTSTANDING    EXERCISABLE    EXERCISABLE
        -------------     -----------    ------------   -----------    -----------    -----------
        $        3.35         3,300           1           $  3.35          3,300         $  3.35
        $        5.10         6,000           4           $  5.10          6,000         $  5.10
        $  6.09- 6.68        53,747           4           $  6.43         53,747         $  6.43
        $  8.04- 8.44        30,569           7           $  8.26         30,569         $  3.84
        $  9.14- 9.88        31,300           8           $  9.71         11,700         $  5.07
        $ 10.00-10.875      234,800           8           $ 10.34         91,200         $ 10.34
        $ 12.41-12.875      166,018           8           $ 12.76         90,718         $  6.67
        $       15.94        45,000           7           $ 15.94         27,000         $ 15.94

    The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Under the intrinsic value method, no compensation cost has been recognized for its stock option grants except for the differences between the fair value at the date of grant and the exercise price of 85% of fair value for the Director Plan. SFAS No. 123, Accounting for Stock-Based Compensation requires disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of 1995. Had compensation cost for the grants been determined based upon the fair value method, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below.

                                                             2000           1999          1998
                                                           -------        -------       -------
    Net income:
      As reported                                          $ 3,088        $ 5,744       $ 2,960
      Pro forma                                            $ 2,901        $ 5,542       $ 2,883

    Basic earnings per common share:
      As reported                                          $  0.53        $  1.00        $ 0.52
      Pro forma                                            $  0.50        $  0.96        $ 0.50

    Diluted earnings per common and equivalent share:
      As reported                                          $  0.53        $  0.99        $ 0.51
      Pro forma                                            $  0.50        $  0.95        $ 0.50

    The fair value of the options granted during 2000, 1999 and 1998 is estimated as $62,000, $926,000, and $359,000 on the date of grant using a binomial option-pricing model with the following assumptions: $0.40 annual dividend, volatility of 23.13%, 22.31%, and 21.89%, risk-free interest rate of 6.00%, 5.00%, and 5.40%, assumed forfeiture rate of zero, and an expected life of seven years in 2000 and 1999, and six years in 1998. The weighted average per share fair value of the 2000, 1999 and 1998 awards was $4.14, $2.27, and $2.60.

15. EARNINGS PER SHARE

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

    There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the years ended December 31 is reconciled as follows:

                                                                2000     1999     1998
                                                               ------   ------   ------
    CALCULATION OF BASIC EARNINGS PER SHARE
    Numerator - net income                                     $3,088   $5,744   $2,960
    Denominator - weighted average common shares outstanding    5,794    5,758    5,718
                                                               ------   ------   ------

               Basic earnings per share                        $ 0.53   $ 1.00   $ 0.52
                                                               ======   ======   ======

    CALCULATION OF DILUTED EARNINGS PER SHARE
    Numerator - net income                                     $3,088   $5,744   $2,960
    Denominator:
      Weighted average common shares outstanding                5,794    5,758    5,718
      Dilutive effect of outstanding options                       38       52       33
                                                               ------   ------   ------

               Weighted average common shares outstanding -
                 Diluted                                        5,832    5,810    5,751
                                                               ------   ------   ------

               Diluted earnings per share                      $ 0.53   $ 0.99   $ 0.51
                                                               ======   ======   ======

16. COMMITMENTS AND CONTINGENCIES

    The Company is involved in a number of legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the financial statements.

    The Company has operating leases for certain premises and equipment. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $383,000, $355,000 and $280,000.

    The following schedule represents the Company's noncancelable future minimum scheduled lease payments at December 31, 2000 (in thousands):

    2001                                           $   307
    2002                                               307
    2003                                               256
    2004                                               184
    2005 and thereafter                                323
                                                   -------

    Total                                          $ 1,377
                                                   =======

    NVB was contingently liable under letters of credit issued on behalf of its customers in the amount of $2,817,000 and $2,366,000 at December 31, 2000 and 1999. At December 31, 2000, commercial and consumer lines of credit, and real estate loans of approximately $29,704,000 and $14,642,000 were undisbursed. At December 31, 1999, commercial and consumer lines of credit, and real estate loans of approximately $27,995,000 and $15,815,000 were undisbursed.

    Loan commitments are typically contingent upon the borrower meeting certain financial and other covenants and such commitments typically have fixed expiration dates and require payment of a fee. As many of these commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Company evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt securities, equity securities or business or personal assets.

    Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to inventory purchases by the Company's commercial and technology division customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Virtually all of such commitments are collateralized.

    These instruments involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at December 31, 2000 and 1999, no losses are anticipated as a result of these commitments.

17. RELATED PARTY TRANSACTIONS

    At December 31, 2000 and 1999, certain officers, directors and their associates and principal shareholders were indebted to the Company for loans made on substantially the same terms, including interest rates and collateral, as comparable transactions with unaffiliated parties.

    A summary of activity for the years ended December 31, 2000 and 1999 is as follows (in thousands; renewals are not reflected as either new loans or repayments):

                                                   2000        1999
                                                ---------   ---------
        Beginning Balance                       $   3,920       2,988
        Borrowings                                    128       1,673
        Repayments                                    (79)       (707)
        Directors or officers no longer
           associated with the Company                (50)        (34)
                                                ---------   ---------

        Ending Balance                          $   3,919   $   3,920
                                                =========   =========

18. REGULATORY MATTERS

    The Company, NVB and SRNB are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and, possibly, additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, NVB and SRNB must meet specific capital guidelines that involve quantitative measures of the Company's, NVB's and SRNB's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's, NVB's and SRNB's capital amounts and NVB's prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company, NVB and SRNB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company, NVB and SRNB meet all capital adequacy requirements to which they are subject.

    The most recent notifications from the Federal Deposit Insurance Corporation for NVB and SRNB as of December 31, 2000 and 1999, categorized NVB and SRNB as well capitalized under the regulatory framework for prompt correction action. To be categorized as well capitalized NVB and SRNB must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed NVB's or and SRNB's category.

    During 1998, as a result of a regulatory examination, the OCC asserted that SRNB committed a lending limit violation regarding a loan that had been submitted to, but not yet received approval for, a guarantee by the United States Department of Agriculture (USDA). SRNB received approval for the guarantee from the USDA during February 1999.

    On April 12, 1999, the OCC required SRNB to enter into a Consent Order (the "Order"). The Order required that SRNB formulate and implement a plan to strengthen its policies and procedures relative to its loan administration, credit and collateral exceptions, classified assets, allowances for loan losses and violations of law related to lending limits. The Board of Directors adopted an action plan detailing the actions necessary to comply with the Order.

    Effective July 20, 2000, the OCC found SRNB to be in compliance with all aspects of the Order and therefore, terminated the Order.

    The Company's actual capital amounts (in thousands) and ratios are also presented, respectively, in the following tables.

                                                                                               TO BE WELL
                                                                                            CAPITALIZED UNDER
                                                                     FOR CAPITAL            PROMPT CORRECTIVE
                                             ACTUAL               ADEQUACY PURPOSES         ACTION PROVISIONS
                                       ------------------        ------------------        ------------------
                                                                   MINIMUM   MINIMUM         MINIMUM   MINIMUM
                                         AMOUNT     RATIO          AMOUNT     RATIO          AMOUNT     RATIO
                                       ---------    -----        ---------    -----        ---------    -----
    COMPANY As of December 31, 2000:
      Total capital
        (to risk weighted assets)      $  56,415    14.30%       $  31,571     8.00%             N/A     N/A
      Tier I capital
        (to risk weighted assets)      $  51,482    13.05%       $  15,785     4.00%             N/A     N/A
      Tier I capital
        (to average assets)            $  51,482     9.73%       $  21,161     4.00%             N/A     N/A

    As of December 31, 1999:
      Total capital
        (to risk weighted assets)      $  52,512    14.44%       $  29,095     8.00%             N/A     N/A
      Tier I capital
        (to risk weighted assets)      $  48,637    13.37%       $  14,548     4.00%             N/A     N/A
      Tier I capital
        (to average assets)            $  48,637     9.27%       $  20,989     4.00%             N/A     N/A

    NORTH VALLEY BANK
    As of December 31, 2000:
      Total capital
        (to risk weighted assets)      $  37,830    13.96%       $  21,686     8.00%       $  27,108    10.00%
      Tier I capital
        (to risk weighted assets)      $  34,912    12.88%       $  10,843     4.00%       $  16,265     6.00%
      Tier I capital
        (to average assets)            $  34,912    10.51%       $  13,290     4.00%       $  16,613     5.00%

    As of December 31, 1999:
      Total capital
        (to risk weighted assets)      $  34,477    14.70%       $  18,759     8.00%       $  23,449    10.00%
      Tier I capital
        (to risk weighted assets)      $  32,217    13.74%       $   9,379     4.00%       $  14,069     6.00%
      Tier I capital
        (to average assets)            $  32,217    10.20%       $  12,640     4.00%       $  15,800     5.00%


                                                                                               TO BE WELL
                                                                                            CAPITALIZED UNDER
                                                                     FOR CAPITAL            PROMPT CORRECTIVE
                                             ACTUAL               ADEQUACY PURPOSES         ACTION PROVISIONS
                                       ------------------        -------------------       -------------------
                                                                   MINIMUM   MINIMUM         MINIMUM   MINIMUM
                                         AMOUNT     RATIO          AMOUNT     RATIO          AMOUNT     RATIO
                                       ---------    -----        ---------    -----        ---------    -----
    SIX RIVERS NATIONAL BANK
    As of December 31, 2000:
      Total capital
        (to risk weighted assets)      $  16,492    13.16%       $  10,022      8.0%       $  12,528     10.0%
      Tier I capital
        (to risk weighted assets)      $  14,920    11.91%       $   5,011      4.0%       $   7,517      6.0%
      Tier I capital
        (to average assets)            $  14,920     7.61%       $   7,844      4.0%       $   9,805      5.0%

    As of December 31, 1999:
      Total capital                    $  17,114    13.24%       $  10,337      8.0%       $  12,921     10.0%
        (to risk weighted assets)
      Tier I capital
        (to risk weighted assets)      $  15,499    11.99%       $   5,169      4.0%       $   7,753      6.0%
      Tier I capital
        (to average assets)            $  15,499     7.44%       $   8,330      4.0%       $  10,412      5.0%

    Under federal and California state banking laws, dividends paid by NVB and SRNB to the Company in any calendar year may not exceed certain limitations without the prior written approval of the appropriate bank regulatory agency. At December 31, 2000, the amount not restricted for payment of dividends without prior written approval was approximately $9,986,000. Similar restrictions apply to the amounts and terms of loans, advances and other transfers of funds from NVB and SRNB to the Company.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. Although management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimating technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Fair value has not been adjusted to reflect changes in market conditions subsequent to December 31, 2000, therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

    The following estimates and assumptions were used as of December 31, 2000 and 1999 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

    (a) CASH AND CASH EQUIVALENTS - The carrying amount represents a reasonable estimate of fair value.

    (b) INTEREST BEARING DEPOSIT IN OTHER FINANCIAL INSTITUTIONS - The carrying amount represents a reasonable estimate of fair value.

    (c) SECURITIES - Held to maturity securities are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Available for sale securities are carried at fair value, FHLB, Federal Reserve Bank, and other securities are based on the carrying amount which represents a reasonable estimate of fair value.

    (d) LOANS AND LEASES AND LOANS HELD FOR SALE - Commercial loans, residential mortgages, construction loans and direct financing leases, are segmented by fixed and adjustable rate interest terms, by maturity, and by performing and nonperforming categories.

        The fair value of performing loans and leases is estimated by discounting contractual cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Assumptions regarding credit risk, cash flow, and discount rates are judgmentally determined using available market information. The fair value of loans held for sale is estimated based on correct market information for similar loans.

        The fair value of nonperforming loans and leases and loans and leases delinquent more than 30 days is estimated by discounting estimated future cash flows using current interest rates with an additional risk adjustment reflecting the individual characteristics of the loans.

    (e) CASH SURRENDER VALUE OF LIFE INSURANCE - The carrying amount represents a reasonable estimate of fair value.

    (f) DEPOSIT LIABILITIES - Noninterest bearing and interest bearing demand deposits and savings accounts are payable on demand and are assumed to be at fair value. The fair value of the demand deposit intangible has not been included as a component of the fair value estimate. Time deposits are based on the discounted value of contractual cash flows. The discount rate is based on rates currently offered for deposits of similar size and remaining maturities.

    (g) OTHER BORROWED FUNDS - The fair value of other borrowed funds is estimated by discounting the contractual cash flows using the current interest rate at which similar borrowing for the same remaining maturities could be made.

    (h) FEDERAL FUNDS PURCHASED - The carrying amount represents a reasonable estimate of fair value.

    (i) COMMITMENTS TO FUND LOANS/STANDBY LETTERS OF CREDIT - The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The differences between the carrying value of commitments to fund loans or stand by letters of credit and their fair value is not significant and therefore not included in the following table.

                                                  2000                  1999
                                          -------------------   -------------------
                                          CARRYING    FAIR      CARRYING    FAIR
                                           AMOUNT     VALUE      AMOUNT     VALUE
                                          --------   --------   --------   --------
    FINANCIAL ASSETS
      Cash and cash equivalents           $ 28,728   $ 28,728   $ 37,225   $ 37,225
      FHLB, FRB and other securities      $  2,155   $  2,155   $  2,298   $  2,298
      Interest bearing deposit in other
        financial institutions            $  1,706   $  1,706   $  8,125   $  8,125
      Securities:
        Available for sale                $ 78,124   $ 78,124   $ 89,064   $ 89,064
        Held to maturity                  $ 25,811   $ 26,926   $ 29,616   $ 30,357
      Loans and leases and loans held
        for sale                          $364,659   $366,650   $324,952   $320,380
      Cash surrender value of life        $ 16,990   $ 16,990   $  5,227   $  5,227
        insurance

    FINANCIAL LIABILITIES
      Deposits                            $460,291   $456,203   $452,697   $452,827
      Other borrowed funds                $    602   $    602   $  6,165   $  6,165
      Federal funds purchased             $ 16,399   $ 16,399   $  4,400   $  4,400

20. SEGMENT REPORTING

    The Company operates as three business segments; North Valley Bank, Six Rivers National Bank and Other. Management analyzes the operations of NVB, SRNB and Other separately. Other consists of Bancorp and BPI, both of which provide services to NVB and SRNB. Management allocates the costs of Bancorp and BPI to NVB and SRNB based primarily on usage through a variety of statistical data. NVB and SRNB are separately chartered institutions each with its own Board of Directors and regulated independently of each other.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains or losses.

    The Company derives a majority of its revenues from interest income and the chief operating decision maker relies primarily on net interest revenue to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported below using net interest income for the years ended December 31. Other revenue represents noninterest income, exclusive of the net gain (loss) on sales of available-for-sale securities, which is not allocated to the segments.

    The Company does not have operating segments other than those reported. Parent company financial information is included in the Other category in the disclosures below along with the activity of BPI and represents the Company's Other operating segment.

    The Company does not have a single external customer from which it derives 10 percent or more of its revenues and operates in one geographical area.

    Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, follows:

                                       NVB        SRNB         OTHER        TOTAL
                                    ---------   ---------    ---------    ---------
    Year ended December 31, 2000:

    Total revenues                  $  30,236   $  16,036    $     566    $  46,838
    Net income (loss)               $   5,850   $  (1,630)   $  (1,132)   $   3,088
    Interest income                 $  24,546   $  15,392    $      28    $  39,966
    Interest expense                $   9,457   $   6,778                 $  16,235
    Depreciation and amortization   $     638   $   1,967                 $   2,605
    Total assets                    $ 337,925   $ 200,281    $   2,015    $ 540,221

    Year ended December 31, 1999:

    Total revenues                  $  24,858   $  16,265    $     524    $  41,647
    Net income (loss)               $   4,745   $   1,216    $    (217)   $   5,744
    Interest income                 $  21,628   $  14,634    $      17    $  36,279
    Interest expense                $   8,230   $   5,795    $       4    $  14,029
    Depreciation and amortization   $     855   $     533                 $   1,388
    Total assets                    $ 311,894   $ 208,263    $     916    $ 521,073

    Year ended December 31, 1998:

    Total revenues                  $  23,113   $  16,511    $   1,449    $  41,073
    Net income Profit (loss)        $   3,566   $  (1,125)   $     519    $   2,960
    Interest income                 $  20,416   $  14,917    $      50    $  35,383
    Interest expense                $   8,572   $   6,068    $      11    $  14,651
    Depreciation and amortization   $     526   $     537    $     605    $   1,668
    Total assets                    $ 293,278   $ 203,235    $   3,085    $ 499,598

21. PARENT COMPANY ONLY - CONDENSED FINANCIAL INFORMATION

    The condensed financial statements of North Valley Bancorp are presented below (in thousands except share amounts):

    NORTH VALLEY BANCORP

    CONDENSED BALANCE SHEETS
    DECEMBER 31, 2000 AND 1999
    ----------------------------------------------------------------------------

    ASSETS                                                 2000        1999
                                                        ---------   ---------
       Cash and cash equivalents                        $     939   $     455
       Available for sale securities at fair value             67         120
       Investments in subsidiaries                         53,920      51,150
       Dividend receivable                                                372
       Other assets                                           607         115
                                                        ---------   ---------
                Total                                   $  55,533   $  52,212
                                                        =========   =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

       Dividend payable                                 $     580   $     371
       Other liabilities                                       96
       Stockholders' equity                                54,857      51,841
                                                        ---------   ---------
                Total                                   $  55,533   $  52,212
                                                        =========   =========

    NORTH VALLEY BANCORP

    CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
    YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
    ----------------------------------------------------------------------------

                                                      2000      1999      1998
                                                    -------   -------   -------
    INCOME:
    Dividends from subsidiaries                     $ 2,950   $   372   $   645
    Other income                                         32        14       963
                                                    -------   -------   -------

               Total income                           2,982       386     1,608

    EXPENSE:
      Legal and accounting                               73       102       112
      Other                                             640        81       101
      Merger and acquisition expense                    773       149
      Taxes                                            (312)      (67)      210
                                                    -------   -------   -------
               Total expense                          1,174       265       423
                                                    -------   -------   -------

    Income before equity in undistributed
      income of subsidiaries                          1,808       121     1,185
    Equity in undistributed income of subsidiaries    1,280     5,623     1,775
                                                    -------   -------   -------

    Net income                                        3,088     5,744     2,960

    Other comprehensive income, net of tax            1,269    (1,461)     (668)
                                                    -------   -------   -------
    Total comprehensive income                      $ 4,357   $ 4,283   $ 2,292
                                                    =======   =======   =======

    NORTH VALLEY BANCORP

    CONDENSED STATEMENTS OF CASH FLOWS
    YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
    ----------------------------------------------------------------------------------------------
                                                                       2000       1999       1998
                                                                     -------    -------    -------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                     $ 3,088    $ 5,744    $ 2,960
      Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
        Equity in undistributed income of subsidiaries                (1,280)    (5,623)    (1,775)
        Gain on sale of available for sale securities                     (4)                 (913)
        Effect of changes in:
          Other assets                                                  (558)       (18)      (355)
          Other liabilities                                               96       (135)       139
          Dividends receivable                                           372       (372)
                                                                     -------    -------    -------
               Net cash provided by (used in) operating activities     1,714       (404)        56
                                                                     -------    -------    -------

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of available for sale securities                                               (582)
      Proceeds from sale of available for sale securities                 56         76      2,591
      Payments from subsidiaries                                        (120)
                                                                     -------    -------    -------
               Net cash provided by (used in) investing activities       (64)        76      2,009
                                                                     -------    -------    -------

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash dividends paid                                             (1,485)    (1,850)      (645)
      Compensation expense on stock options / grants                     208
      Stock options exercised                                            111        301        358
                                                                     -------    -------    -------
               Net cash used in financing activities                  (1,166)    (1,549)      (287)
                                                                     -------    -------    -------

    INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                   484     (1,877)     1,778

    CASH AND CASH EQUIVALENTS AT
      BEGINNING OF YEAR                                                  455      2,332        554
                                                                     -------    -------    -------
    CASH AND CASH EQUIVALENTS AT END OF YEAR                         $   939    $   455    $ 2,332
                                                                     =======    =======    =======

                                INDEX OF EXHIBITS

                                                                     SEQUENTIAL
EXHIBIT NO.     EXHIBIT NAME                                         PAGE NO
-----------     ------------                                         -----------

2(a)            Agreement and Plan of Reorganization and Merger,     *
                dated as of October 3, 1999 (incorporated by reference from Exhibit 2.1 to the Company's
                Current Report on Form 8-K filed with the Commission on October 12, 1999).

2(b)            Addendum to Agreement and Plan of Reorganization     *
                and Merger dated as of September 25, 2000
                (incorporated by reference from Exhibit 2.7 to the Company's Current Report on Form 8-K filed with the Commission on September 29, 2000).

3(a)            Amended and Restated Articles of Incorporation of    *
                North Valley Bancorp (incorporated by reference from Exhibit 3(i) to the Company's Quarterly
                Report on Form 10-Q filed with the Commission for the period ended June 30, 1998).

3(b)            Certificate of Amendment of Amended and Restated     38
                Articles of Incorporation of North Valley Bancorp

3(c)            By-laws of North Valley Bancorp, as amended and      *
                restated (incorporated by reference from Exhibit
                3(ii) to the Company's Quarterly Report on Form
                10-Q filed with the Commission for the period ended June 30, 1998).

10(a)           Shareholder Protection Rights Agreement, dated       *
                September 9, 1999 (incorporated by reference from
                Exhibit 4 to the Company's Current Report on Form
                8-K filed with the Commission on September 23,
                1999).

10(b)           North Valley Bancorp 1989 Employee Stock Option      *
                Plan, as amended (incorporated by reference from Exhibit 4.1 to Post-Effective Amendment No. One to the Company's Registration Statement on Form
                S-8 (No. 33-32787) filed with the Commission on December 26, 1989). **

10(c)           North Valley Bancorp 1989 Employee Nonstatutory      *
                Stock Option Agreement (incorporated by reference from Exhibit 4.3 to Post-Effective Amendment No.
                One to the Company's Registration Statement on
                Form S-8 (No. 33-32787) filed with the Commission on December 26, 1989). **

10(d)           North Valley Bancorp 1989 Director Stock Option      *
                Plan, as amended (incorporated by reference from Exhibit 4.2 to Post-Effective Amendment No. One to the Company's Registration Statement on Form
                S-8 (No. 33-32787) filed with the Commission on December 26, 1989). **

10(e)           North Valley Bancorp 1989 Director Nonstatutory      *
                Stock Option Agreement (incorporated by reference from Exhibit 4.4 to Post-Effective Amendment No.
                One to the Company's Registration Statement on
                Form S-8 (No. 33-32787) filed with the Commission on December 26, 1989). **

10(f)           Employee Stock Ownership Plan, as amended and        *
                restated as of January 1, 1987 (incorporated by
                reference from Exhibit 10(x) to the Company's
                Annual Report on Form 10-K filed with the
                Commission for the year ended December 31, 1993).
                **

                                                                     SEQUENTIAL
EXHIBIT NO.     EXHIBIT NAME                                         PAGE NO
-----------     ------------                                         -----------

10(g)           Amendment No. 3 to Employee Stock Ownership Plan     *
                (incorporated by reference from Exhibit 10(ee) to the Company's Annual Report on Form 10-KSB filed with the Commission for the year ended December
                31, 1994). **

10(h)           Amendment No. 4 to Employee Stock Ownership Plan,    *
                dated August 19, 1997 (incorporated by reference from Exhibit 10 (kk) to the Company's Annual
                Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997). **

10(i)           Supplemental Executive Retirement Plan               *
                (incorporated by reference from Exhibit 10(i) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December
                31, 1988). **

10(j)           Executive Deferred Compensation Plan                 *
                (incorporated by reference from Exhibit 10(j) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December
                31, 1988). **

10(k)           Supplemental Retirement Plan for Directors           *
                (incorporated by reference from Exhibit 10(k) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December
                31, 1988). **

10(l)           Legal Services Agreement with Wells, Wingate,        *
                Small & Graham (incorporated by reference from
                Exhibit 10(q) to the Company's Annual Report on
                Form 10-K filed with the Commission for the year ended December 31, 1987).

10(m)           Legal Services Agreement dated as of January 1,      40
                2001, between North Valley Bancorp and J. M.
                Wells, Jr., Attorney at Law

10(n)           Sales Agreement with Federated Securities Corp.      *
                (incorporated by reference from Exhibit 10(gg) to the Company's Annual Report on Form 10-KSB filed with the Commission for the year ended December
                31, 1995).

10(o)           Linsco/Private Ledger, Inc. Full Service             *
                Brokerage Agreement (incorporated by reference from Exhibit 10(hh) to the Company's Annual
                Report on Form 10-KSB filed with the Commission for the year ended December 31, 1995).

10(p)           Executive Deferred Compensation Plan, effective      *
                January 1, 1989, restated April 1, 1995
                (incorporated by reference from Exhibit 10(dd) to the Company's Annual Report on Form 10-KSB filed with the Commission for the year ended December
                31, 1997). **

10(q)           Directors' Deferred Compensation Plan, effective     *
                April 1, 1995 (incorporated by reference from
                Exhibit 10(ee) to the Company's Annual Report on
                Form 10-KSB filed with the Commission for the year ended December 31, 1997). **

10(r)           Umbrella TrustTM for Directors, effective April      *
                1, 1995 (incorporated by reference from Exhibit
                10(ff) to the Company's Annual Report on Form
                10-KSB filed with the Commission for the year ended December 31 1997). **

10(s)           Umbrella TrustTM for Executives, effective April     *
                1, 1995 (incorporated by reference from Exhibit
                10(gg) to the Company's Annual Report on Form
                10-KSB filed with the Commission for the year ended December 31, 1997). **

                                                                     SEQUENTIAL
EXHIBIT NO.     EXHIBIT NAME                                         PAGE NO
-----------     ------------                                         -----------

10(t)           Indemnification Agreement (incorporated by           *
                reference from Exhibit 10 to the Company's
                Quarterly Report filed with the Commission for the period ended June 30, 1998).

10(u)           North Valley Bancorp 1998 Employee Stock             *
                Incentive Plan, as amended through September 9,
                1999 (incorporated by reference from Exhibit 10 to the Company's Current Report on Form 8-K filed with the Commission on September 23, 1999). **

10(v)           North Valley Bancorp 1999 Director Stock Option      *
                Plan (incorporated by reference from Annex A to the Company's Definitive Proxy Statement filed with the Commission on April 23, 1999). **

10(w)           Amendment No. Two to the North Valley Bancorp        *
                1989 Director Stock Option Plan (incorporated by
                reference from Exhibit 10(v) to the Company's
                Annual Report on Form 10-K filed with the
                Commission for the year ended December 31, 1998).
                **

10(x)           Branch Purchase and Assumption Agreement dated as    *
                of September 15, 2000, between North Valley
                Bancorp and Scott Valley Bank (incorporated by reference from Exhibit 99.19 to the Company's
                Current Report on Form 8-K filed with the Commission on September 29, 2000).

10(y)           Form of Executive Deferred Compensation Agreement    43
                executed in December 2000 between North Valley
                Bank and each of Michael J. Cushman, Sharon L.
                Benson, Jack R. Richter and Eric J. Woodstrom. **

10(z)           Form of Executive Deferred Compensation Agreement    53
                executed in December 2000 between Six Rivers
                National Bank and Margie L. Plum. **

10(aa)          Form of Director Deferred Fee Agreement executed     63
                in December 2000 between North Valley Bank and each of Rudy V. Balma, William W. Cox, Royce L.
                Friesen, Dan W. Ghidinelli, Thomas J. Ludden,
                Douglas M. Treadway and J.M. Wells, Jr. **

10(bb)          Form of Director Deferred Fee Agreement executed     73
                in December 2000 between Six Rivers National Bank and each of Kevin D. Hartwick, William T. Kay,
                Jr., J. Michael McGowan, Warren L. Murphy and
                Dolores M. Vellutini. **

21              List of Subsidiaries.                                83

23              Consent of Deloitte & Touche LLP                     84

        ------------------------------
                * Previously filed.
               ** Indicates management contract or compensatory plan or
                  arrangement.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NORTH VALLEY BANCORP

By: /s/ MICHAEL J. CUSHMAN
    -------------------------------------
    Michael J. Cushman
    President and Chief Executive Officer

    /s/ EDWARD J. CZAJKA
    -------------------------------------
    Edward J. Czajka
    Senior Vice President & Chief Financial Officer


DATE:    March 29, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE                     TITLE                    DATE
------------------                     -----                    ----


/s/ MICHAEL J. CUSHMAN                 Director                 March 29, 2001
---------------------------
Michael J. Cushman

/s/ WILLIAM W. COX                     Director                 March 29, 2001
---------------------------
William W. Cox

/s/ ROYCE L. FRIESEN                   Director                 March 29, 2001
---------------------------
ROYCE L. FRIESEN

/s/ DAN W. GHIDINELLI                  Director                 March 29, 2001
---------------------------
Dan W. Ghidinelli

/s/ THOMAS J. LUDDEN                   Director                 March 29, 2001
---------------------------
Thomas J. Ludden

/s/ DOUGLAS M. TREADWAY                Director                 March 29, 2001
---------------------------
Douglas M. Treadway

/s/ KEVIN D. HARTWICK                  Director                 March 29, 2001
---------------------------
Kevin D. Hartwick

/s/ DELORES M. VELLUTINI               Director                 March 29, 2001
---------------------------
Delores M. Vellutini

/s/ J. M. WELLS, JR.                   Director                 March 29, 2001
---------------------------
J. M. Wells, Jr.