Form 10-Q
period 2001-03-31
NORTH VALLEY BANCORP
filed 2001-05-15
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the period ended March 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From
                       to
       ---------------    ----------------

Commission file number 0-10652
                       -------

                              NORTH VALLEY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   California                              94-2751350
           ---------------------------              ------------------------
           State or other jurisdiction              (IRS Employer ID Number)
        of incorporation or organization)

  880 E. Cypress Avenue, Redding, CA                      96002
----------------------------------------               ------------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code  (530) 221-8400
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

Common Stock - -5,828,232 shares as of May 1, 2001.

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION                                                 3

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                      3

           Condensed consolidated balance sheets--March 31, 2001 and
           December 31, 2000                                                   3

           Condensed consolidated statements of income--For the three
           months ended March 31, 2001 and 2000:                               4

           Condensed consolidated statement of cash flows--For the
           three months ended March 31, 2001 and 2000;                         5

           Notes to condensed consolidated financial statements--
           March 31, 2001 and December 31, 2000 and the Three months
           ended March 31, 2001 and 2000.                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           17

PART II. OTHER INFORMATION                                                    17

Item 1.  Legal Proceedings                                                    17

Item 2.  Changes in Securities                                                17

Item 3.  Defaults Upon Senior Securities                                      17

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 5.  Other Information                                                    18

Item 6.  Exhibits and Reports on Form 8K                                      18


SIGNATURES                                                                    18

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands except share amounts)

                                                                   MARCH 31,        DECEMBER 31,
ASSETS                                                               2001               2000
                                                                  -----------       -----------
Cash and due from banks                                           $    26,333       $    27,428
Federal funds sold                                                     20,700             1,300
                                                                  -----------       -----------
    Total cash and cash equivalents                                    47,033            28,728

Interest-bearing deposits in other financial institutions               2,445             1,706
Securities:
  Available for sale, at fair value                                    94,759            78,124
  Held to maturity, at amortized cost (fair value of $1,455 at
    March 31, 2001 and $26,926 at December 31, 2000                     1,455            25,811
Loans and leases net of allowance for loan and lease losses of
    $5,181 and $4,964 and deferred loan fees of $418 and $69 at
    March 31, 2001 and December 31, 2000                              363,218           364,659
Premises and equipment, net of accumulated
   depreciation and amortization                                        9,688             9,623
Other real estate owned                                                   271               341
FHLB, FRB stock and other securities                                    2,385             2,155
Goodwill and core deposit intangibles, net                              3,406             3,451
Accrued interest receivable                                             3,241             3,738
Other assets                                                           22,704            21,885
                                                                  -----------       -----------

TOTAL ASSETS                                                      $   550,605       $   540,221
                                                                  ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Noninterest-bearing demand deposits                             $    77,616       $    67,863
  Interest-bearing deposits                                           405,979           392,428
                                                                  -----------       -----------
Total deposits                                                        483,595           460,291
Other borrowed funds                                                      691               602
Federal funds purchased                                                 1,500            16,399
Accrued interest and other liabilities                                  7,490             8,072
                                                                  -----------       -----------
Total liabilities                                                     493,276           485,364
                                                                  -----------       -----------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000
  shares; none outstanding
Common stock, no par value:  authorized 20,000,000
  shares, outstanding  5,827,348 and 5,805,416 at
  March 31, 2001 and December 31, 2000                                 30,486            30,301
Retained Earnings                                                      25,616            24,729
Accumulated other comprehensive income (loss), net of tax               1,227              (173)
                                                                  -----------       -----------
Total stockholders' equity                                             57,329            54,857
                                                                  -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   550,605       $   540,221
                                                                  ===========       ===========

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands except per share data)

                                                        FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------
INTEREST INCOME
Loans and leases including fees                      $    8,203     $    7,330
Securities
    Taxable                                               1,196          1,548
    Exempt from federal taxes                               420            478
Federal funds sold                                          111            295
                                                     ----------     ----------
   Total interest income                                  9,930          9,651

INTEREST EXPENSE
Deposits                                                  4,073          3,686
Borrowings                                                  102            130
                                                     ----------     ----------
   Total interest expense                                 4,175          3,816

NET INTEREST INCOME                                       5,755          5,835

PROVISION FOR LOAN AND LEASE LOSSES                         220            520
                                                     ----------     ----------

NET INTEREST INCOME AFTER PROVISION                       5,535          5,315
  FOR LOAN AND LEASE LOSSES

NONINTEREST INCOME:
  Service charges on deposit accounts                     1,381            903
  Other fees and charges                                    312            312
  Gain on sale of loans                                       4             67
  Gain on shares from demutualization of life
    insurance company                                        --            683
  Other                                                     126             87
                                                     ----------     ----------
    Total noninterest income                              1,823          2,052

NONINTEREST EXPENSES:
  Salaries and employee benefits                          2,559          2,419
  Occupancy expense                                         320            302
  Furniture and equipment expense                           334            332
  Merger & integration expense                              358            339
  Other                                                   1,644          1,557
                                                     ----------     ----------
    Total noninterest expenses                            5,215          4,949

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                   2,143          2,418

PROVISION FOR INCOME TAXES                                  674            767
                                                     ----------     ----------

NET INCOME                                           $    1,469     $    1,651
                                                     ==========     ==========

EARNINGS PER SHARE:
  Basic                                              $     0.25     $     0.29
                                                     ==========     ==========
  Diluted                                            $     0.25     $     0.28
                                                     ==========     ==========

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                               FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                             --------------------------
                                                                                2001            2000
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $     1,469    $     1,651
  Adjustments to reconcile net income to net cash provided
       by operating activities:
    Depreciation and amortization                                                    295            335
    Amortization of premium on securities                                             14            (25)
    Amortization of goodwill and core deposit intangibles                             45             62
    Provision for loan and lease losses                                              220            520
    Gain on shares received from demutualization of life insurance company                         (683)
    Gain on sales of loans                                                            (4)           (67)
    Provision for deferred taxes                                                                    134
    Effect of changes in:
      Accrued interest receivable                                                    497             50
      Other assets                                                                (1,783)          (894)
      Accrued interest and other liabilities                                        (582)         1,129
                                                                             -----------    -----------
           Net cash provided by operating activities                                 171          2,232
                                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in FHLB, FRB stock and other securities                                (230)           (46)
  Proceeds from sale of other real estate owned                                       70             92
  Purchases of available for sale securities                                        (338)        (7,000)
  Proceeds from maturities or calls of available for sale securities              10,409          9,713
  Proceeds from maturities or calls of held to maturity securities                                   60
  Proceeds from sales of loans                                                       219          1,860
  Net change in loans and leases                                                   1,006         (5,166)
  Net change in interest-bearing deposits in other financial institutions           (739)           623
  Purchases of premises and equipment - net                                         (360)          (345)
                                                                             -----------    -----------
           Net cash provided by (used in) investing activities                    10,037           (209)
                                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                        23,304          6,748
  Net change in Federal funds purchased and other borrowed funds                 (14,810)        (4,017)
  Cash dividends paid                                                               (582)          (742)
  Cash received for stock options exercised                                          185             68
                                                                             -----------    -----------
           Net cash provided by financing activities                               8,097          2,057
                                                                             -----------    -----------
NET INCREASE  IN CASH AND
CASH EQUIVALENTS                                                                  18,305          4,080
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                               28,728         37,225
                                                                             -----------    -----------
  End of period                                                              $    47,033    $    41,305
                                                                             ===========    ===========
ADDITIONAL INFORMATION:
  Transfer of foreclosed loans and leases from loans and leases
    Receivable to other real estate owned                                    $              $       388
                                                                             ===========    ===========
  Transfer of investment securities from HTM to AFS                          $    25,471    $
                                                                             ===========    ===========
  Cash payments:
    Income tax payments                                                      $       103    $       160
                                                                             ===========    ===========
    Interest payments                                                        $     4,023    $     3,830
                                                                             ===========    ===========

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            March 31, 2001 and December 31, 2000 and the Three months
                         ended March 31, 2001 and 1999.

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000. The unaudited condensed financial information presented herein has been restated on a historical basis to reflect the merger with Six Rivers National Bank, which closed in October 2000, as a pooling of interests as if the Companies had been combined for all periods presented. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany items and transactions have been eliminated in consolidation.

NOTE B - SECURITIES

At December 31, the amortized cost of securities and their approximate fair value were as follows:

    (in thousands)                                           GROSS         GROSS        CARRYING
                                              AMORTIZED    UNREALIZED    UNREALIZED      AMOUNT
    AVAILABLE FOR SALE SECURITIES:              COST         GAINS         LOSSES     (FAIR VALUE)
                                             ----------    ----------    ----------    ----------
     MARCH 31, 2001
       Securities of U.S. government
         agencies and corporations           $   39,900    $      326           (15)   $   40,211
       Obligations of states and political
         subdivisions                            27,187         1,302                      28,489
       Mortgage backed securities                19,282           413    $       (3)       19,692
       Corporate securities                       6,335           103          (138)        6,300
       Other securities                              88                         (21)           67
                                             ----------    ----------    ----------    ----------

                                             $   92,792    $    2,144    $     (177)   $   94,759
                                             ==========    ==========    ==========    ==========

     DECEMBER 31, 2000
       Securities of U.S. government
         agencies and corporations           $   48,546    $      168    $     (368)   $   48,346
       Obligations of states and political
         subdivisions                             2,671            21            (1)        2,691
       Mortgage backed securities                20,871           279           (31)       21,119
       Corporate securities                       6,338            21          (458)        5,901
       Other securities                              88                         (21)           67
                                             ----------    ----------    ----------    ----------
                                             $   78,514    $      489    $     (879)   $   78,124
                                             ==========    ==========    ==========    ==========

                                                  CARRYING
                                                   AMOUNT          GROSS            GROSS
                                                 (AMORTIZED      UNREALIZED      UNREALIZED
    HELD TO MATURITY SECURITIES:                   COST)           GAINS           LOSSES        FAIR VALUE
                                                 ----------      ----------      ----------      ----------
    MARCH 31, 2001
      Obligation of states and political
        subdivisions                             $    1,455                                      $    1,455
                                                 ==========                                      ==========


                                                  CARRYING
                                                   AMOUNT          GROSS            GROSS
                                                 (AMORTIZED      UNREALIZED      UNREALIZED
    HELD TO MATURITY SECURITIES:                   COST)           GAINS           LOSSES        FAIR VALUE
                                                 ----------      ----------      ----------      ----------
    DECEMBER 31, 2000
    -----------------
      Obligation of states and political
        subdivisions                             $   25,811      $    1,115                      $   26,926
                                                 ==========      ==========                      ==========

         There were no gross realized gains or losses on sale of available for sale securities for the quarters ended March 31, 2001 and 2000.

         There were no gross realized gains or losses on calls of held to maturity securities for the quarters ended March 31, 2001 and 2000.

         Scheduled maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost of approximately $88,000 and a fair value of approximately $67,000) at March 31, 2001, are shown below (in thousands). The Company invests in collateralized mortgage obligations ("CMOs") issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association. Actual maturities of CMOs and other securities may differ from contractual maturities because borrowers have the right to prepay mortgages without penalty or call obligations with or without call penalties. The Company uses the "Wall Street" consensus average life at the time the security is purchased to schedule maturities of these CMOs and adjusts scheduled maturities periodically based upon changes in the Wall Street estimates.

                                                    HELD TO MATURITY                     AVAILABLE FOR SALE
                                                       SECURITIES                            SECURITIES
                                               ---------------------------          ----------------------------
                                               AMORTIZED
                                                  COST                                                FAIR VALUE
                                               (CARRYING                             AMORTIZED        (CARRYING
                                                 AMOUNT)        FAIR VALUE             COST             AMOUNT)
                                               ----------       ----------          ----------        ----------
    Due in 1 year or less                                                           $   10,952        $   11,028
    Due after 1 year through 5 years                                                    33,844            34,510
    Due after 5 years through 10 years                                                  24,769            25,320
    Due after 10 years                         $    1,455       $    1,455              23,139            23,834
                                               ----------       ----------          ----------        ----------

                                               $    1,455       $    1,455          $   92,704        $   94,692
                                               ==========       ==========          ==========        ==========

         At March 31, 2001 and December 31, 2000 securities having fair value amounts of approximately $30,801,000 and $28,507,000 were pledged to secure public deposits, short-term borrowings, treasury tax, loans balances and for other purposes required by law or contract.

         As allowed by SFAS No.133, as of January 1, 2001, the Company transferred $25,471,000 from their securities held to maturity to their securities available for sale at fair value. The unrealized gains on the securities transferred were $1,115,000. The net unrealized gains and losses were recorded net of tax within accumulated other comprehensive income, which is a separate component of stockholders' equity.

NOTE C - COMPREHENSIVE INCOME

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

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                        -----------------------
(in thousands)                                             2001         2000
                                                        ----------   ----------

Net income                                              $    1,469   $    1,651
Other comprehensive income:
  Holding gain (loss) arising during period, net
     of tax                                                  1,400         (233)
                                                        ----------   ----------
Total other comprehensive income                             1,400         (233)
                                                        ----------   ----------

Total comprehensive income                              $    2,869   $    1,418
                                                        ==========   ==========

NOTE D - EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three-month periods ended March 31, 2001 and 2000 is reconciled as follows:


                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                         -----------------------
(In thousands except earnings per share)                    2001         2000
                                                         ----------   ----------
Calculation of Basic Earnings Per Share

Numerator - net income                                   $    1,469   $    1,651
Denominator - weighted average common
     Shares outstanding                                       5,819        5,788
                                                         ----------   ----------

Basic Earnings Per Share                                 $     0.25   $     0.29
                                                         ==========   ==========


Calculation of Diluted Earnings Per Share

Numerator - net income                                   $    1,469   $    1,651
Denominator - weighted average common
    Shares outstanding                                        5,819        5,788
    Dilutive effect of outstanding options                       97           36
                                                         ----------   ----------
                                                              5,916        5,824
                                                         ----------   ----------

Diluted Earnings Per Share                               $     0.25   $     0.28
                                                         ==========   ==========

NOTE E- SEGMENT DISCLOSURE

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

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating results before income taxes not including nonrecurring gains or losses.

         The Company derives a majority of its revenues from interest income and the chief operating decision maker relies primarily on net interest revenue to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported below using net interest income for the quarters ended March 31. Other revenue represents noninterest income, exclusive of the net gain (loss) on sales of available-for-sale securities, which is not allocated to the segments.

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

         Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three month periods ended March 31, follows:

    Three months ended:                NVB        SRNB      OTHER        TOTAL
                                     --------   --------   --------    --------
    March 31, 2001:

     Total revenues                  $  6,607   $  3,942   $  1,204    $ 11,753
     Net income (loss)               $  1,351   $    234   $   (116)   $  1,469
     Interest income                 $  6,442   $  3,487   $      1    $  9,930
     Interest expense                $  2,613   $  1,562   $     --    $  4,175
     Depreciation and amortization   $    188   $    163   $      3    $    354
     Total assets                    $354,695   $193,465   $  2,445    $550,605

     March 31, 2000:

     Total revenues                  $  7,378   $  4,190   $    135    $ 11,703
     Net income (loss)               $  1,571   $    367   $   (287)   $  1,651
     Interest income                 $  5,829   $  3,821   $      1    $  9,651
     Interest expense                $  2,234   $  1,582   $     --    $  3,816
     Depreciation and amortization   $    123   $    249         --    $    372
     Total assets                    $317,313   $207,151   $  1,267    $525,731

NOTE F- DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No.133"), as amended. SFAS No. 133 as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, as amended, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS No. 133, as amended, did not have a significant impact upon the financial position, results of operations, or cash flows of the Company. As allowed by SFAS No.133, the Company transferred $25,471,000 from their portfolio securities held to maturity to their portfolio securities available for sale at fair value. The gross unrealized gains on the securities transferred were $1,115,000. The net unrealized gains were recorded net of taxes within accumulated other comprehensive income, which is a separate component of stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         North Valley Bancorp (the "Company") is a multi-bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Board of Governors"). The Company was incorporated in 1980 in the State of California. The Company wholly owns its principal subsidiaries, North Valley Bank ("NVB"), Six Rivers National Bank ("SRNB"), North Valley Trading Company ("Trading Company"), which is inactive, and Bank Processing, Inc. ("BPI"), a California corporation. The sole subsidiary of NVB, which is inactive, is North Valley Basic Securities (the "Securities Company"). Unless otherwise noted, the information presented herein as been restated on a historical basis to reflect the merger with Six Rivers National Bank, which closed on October 11, 2000, as a pooling-of-interests transaction as if the Companies had been combined for all periods presented.

         The Company conducts a commercial and retail banking business with NVB operating eleven banking offices, including two supermarket branches, in Shasta and Trinity Counties and with SRNB operating seven full service offices in Humboldt, Del Norte and Mendocino counties. The Company operates as three business segments NVB, SRNB, and other providing demand, savings, money market rate deposit accounts, and time deposits, and making commercial, real estate and consumer loans. The Company also offers installment note collections, issues cashier's checks and money orders, sells travelers' checks and provides safe deposit boxes and other customary banking services. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than 10% of the Company's revenues.

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

EARNINGS SUMMARY
                                                 FOR THE THREE MONTHS ENDED
                                                          MARCH 31,
                                                 -------------------------
(in thousands except per share amounts)             2001           2000
                                                 ----------     ----------

Net interest income                              $    5,755     $    5,835
Provision for loan losses                               220            520
Noninterest income                                    1,823          2,052
Noninterest expense                                   5,215          4,949
Provision for income taxes                              674            767
                                                 ----------     ----------
Net income                                       $    1,469     $    1,651
                                                 ==========     ==========

Earnings Per Share
    Basic                                        $     0.25     $     0.29
    Diluted                                      $     0.25     $     0.28

Annualized Return on Average Assets                    1.09%          1.26%
Annualized Return on Average Equity                   10.54%         12.56%

         The Company's consolidated net earnings for the three months ended March 31, 2001 were $1,469,000, or $0.25 diluted earnings per share, compared to $1,651,000, or $0.28 diluted earnings per share for the comparable period of 2000. Return on average assets was 1.09% and return on average equity was 10.54% for the quarter ended March 31, 2001 compared to 1.26% and 12.56% respectively, for the same period in 2000.

         Negatively impacting earnings for the three months ended March 31, 2001 and 2000 were merger and integration expenses of $358,000 and $339,000, respectively. Included in net earnings for the three month period ended March 31, 2000 was a one-time pre-tax revenue item of $683,000 which represents the initial value of 40,153 shares of common stock acquired by the Company from the demutualization of a life insurance company. Core earnings, which is a non-GAAP measurement, exclude merger and integration charges and other non-recurring income, mentioned above on a tax effected basis, totaled $1,714,000 or $0.29 per diluted share for the quarter ended March 31, 2001 as compared to core earnings of $1,416,000 or $0.24 per diluted share for the same period in 2000.

         During the first quarter of 2001, the Company added to its allowance for loan and lease losses through a provision charged to earnings of $220,000. This compares to $520,000 for the same period in 2000. The decreased level of provision is due primarily to improved asset quality in the loan portfolio as well as slightly slower growth in the portfolio in the first quarter of 2001 offset by additional provisions due to the increased inherent risk in the portfolio resulting from the current economic environment and the potential impacts of the California energy crisis. Management believes that the current level of allowance for loan and lease losses at $5,181,000 or 1.41% of total loans is adequate at this time.

         The increase in core earnings for the quarter ended March 31, 2001 over the same period in 2000 was primarily the result of increased service charge income of $478,000 and offset by the one-time pre-tax revenue item of $683,000 which occurred in the first quarter of 2000, which resulted in an overall decrease in non-interest income of $229,000 or 11.2%. Net interest income decreased slightly from $5,835,000 in the first quarter of 2000 to 5,755,000 for the same period in 2001. This variance is primarily due to interest expense increasing at a faster pace than interest income. Interest income increased from $9,651,000 in the first quarter of 2000 to $9,930,000 for the same period in 2001 but was more than offset by the increase in interest expense from $3,816,000 to $4,175,000 in the first quarter of 2001. Total average interest-earning assets decreased slightly from $480,194,000 in the first quarter of 2000 to $478,808,000 during the first quarter of 2001. This was primarily due to sales of investment securities which occurred in the fourth quarter of 2000 in order to raise liquidity to effect the divestiture of the SRNB Weaverville branch which was a condition to the closing of the merger with SRNB. Non-interest expense, excluding merger and integration expenses increased slightly from $4,610,000 in the first quarter of 2000 to $4,857,000 in the same period of 2001, a 5.4% increase. This was due primarily to an increase in salary and benefit expense of $140,000 from the first quarter of 2000 to the first quarter of 2001.

NET INTEREST INCOME

         Net interest income is the principal source of the Company's operating earnings. It represents the difference between interest earned on loans and leases and other investments and interest paid on deposits and other borrowings. The amount of interest income and expense is affected by changes in volume and mix of earning assets and interest-bearing deposits, along with changes in interest rates.

         The following table is a summary of the Company's net interest income presented on a fully taxable equivalent (FTE) basis for the periods indicated:

                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                     -------------------------
                                                        2001           2000
(In thousands)                                       ----------     ----------
Interest income                                      $    9,930     $    9,651
Less: Interest expense                                    4,175          3,816
FTE adjustment                                              218            246
                                                     ----------     ----------
Net interest income (FTE)                            $    5,973     $    6,081
                                                     ==========     ==========

         Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The decrease in net interest income (FTE) for the three month period ended March 31, 2001 resulted primarily from interest expense increasing at a faster rate than interest income. As mentioned above, average earning assets decreased slightly but overall yields on earning assets increased by 31 basis points. This was due to the growth in the loan portfolio which generally have higher yields as well as the sale of investment securities which generally have lower yields. Average loans and leases increased to $363,976,000 for the three months ended March 31, 2001, as compared to $333,347,000 over the same period in 2000, a 9.2% increase while average investment securities and overnight investments decreased from $146,847,000 during the first quarter of 2000 to $114,832,000 for the same period in 2001.

         The following table is a summary of the Company's net interest margin
(FTE) for the periods indicated:

                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------
Yield on earning assets                                    8.60%          8.29%
Rate paid on interest-bearing liabilities                  4.23%          3.92%
                                                     ----------     ----------
  Net interest spread                                      4.37%          4.37%
                                                     ==========     ==========
  Net interest margin                                      5.06%          5.09%
                                                     ==========     ==========

         For the three months ended March 31, 2001 the net interest margin was 5.06% compared to 5.09% for the same period in 2000. The increase in the rate paid on interest-bearing liabilities was primarily due to average yields on time deposits which increased from 5.10% in the first quarter of 2000 to 5.90% during the first quarter of 2001. This was the result of an increasing rate environment during the second and third quarters of 2000 where offered rates on time deposits were generally higher than the Company's offered rate at the present time.

NONINTEREST INCOME

The following table is a summary of the Company's noninterest income for the periods indicated:

                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
Noninterest Income                                    --------------------------
 (In thousands)                                           2001          2000
                                                      -----------    -----------

  Gain on shares received from insurance
    company demutualization                            $       --    $      683
  Service charges on deposit accounts                       1,381           903
  Other fees and charges                                      312           312
  Gain on sale of loans and leases                              4            67
  Other                                                       126            87
                                                       ----------    ----------
Total noninterest income                               $    1,823    $    2,052
                                                       ==========    ==========

         Noninterest income decreased to $1,823,000 for the three months ended March 31, 2001 as compared to $2,052,000 for the same period in, 2000, a $229,000 decrease. This decrease is primarily the result of a one-time pre-tax revenue item of $683,000 which occurred in the first quarter of 2000 and represents the initial value of the shares received from the demutualization of a life insurance company. Excluding this one-time revenue item in 2000, noninterest income increased by $454,000 or 33.2% during the first quarter of 2001 compared to the same period in 2000 and was primarily a result of increased service charges on deposit accounts which increased by $478,000 or 52.9% during the same period.

         In March of 2000, NVB began a program called Positively Free Checking(TM) in which NVB offers retail checking accounts to customers, which have no per-check fee and no monthly service charge fee. This program has increased the level of new accounts and new customers at NVB. In October of 2000, this same program was implemented at SRNB. This program has been instrumental in increasing service charge income for the Company in the first quarter of 2001 and management believes that this program will continue to enhance fee income throughout 2001.

NONINTEREST EXPENSE

         The following table is a summary of the Company's noninterest expense for the periods indicated:

                                                   FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
Noninterest Expense                               ----------------------------
 (In thousands)                                      2001              2000
                                                  ----------        ----------

Salaries & employee benefits                      $    2,559        $    2,419
Merger & acquisition expense                             358               339
Furniture & equipment expense                            334               332
Occupancy expense                                        320               302
Data processing expenses                                 101               164
ATM expense                                              163               148
Printing & supplies                                      174               117
Postage                                                  127                84
Messenger expense                                         76                78
Professional services                                    130               117
Other                                                    873               849
                                                  ----------        ----------
     Total Noninterest expense                    $    5,215        $    4,949
                                                  ==========        ==========

         Noninterest expense totaled $5,215,000 for the three-month period ended March 31, 2001, compared to $4,949,000 for the same period in 2000. Salaries and benefits increased by $140,000 or 5.8% from the first quarter of 2000 to the first quarter of 2001. This was primarily due to additional staffing necessary to run the Company's Call Center as well as regular merit increases for existing employees. The Company's efficiency ratio for the first quarter of 2001 was 68.82%, up from the 62.75% efficiency ratio achieved for the first quarter of 2000. The lower efficiency ratio for 2000 resulted primarily from the one-time revenue item recognized in the first quarter of 2000 from the demutualization of life insurance holdings. The efficiency ratio for the three months ended March 31, 2001 as calculated without this item and without the merger and integration charges was 64.09% as compared to 63.99% for the same period in 2000.

INCOME TAXES

         The provision for income taxes for the three months ended March 31, 2001 was $674,000 as compared to $767,000 for the same period in 2000. The effective income tax rate for state and federal income taxes was 31.5% for the three months ended March 31, 2001 compared to 31.7% for the same period in 2000. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company's investment in municipal securities which are exempt from Federal taxes.

IMPAIRED, NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS AND LEASES AND OTHER REAL ESTATE OWNED

         At March 31, 2001, the recorded investment in loans and leases for which impairment has been recognized was approximately $590,000. Of this balance, approximately $590,000 has a related valuation allowance of $313,000. For the period ended March 31, 2001, the average recorded investment in loans and leases for which impairment has been recognized was approximately $695,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $15,000 for cash payments received in 2001.

         At December 31, 2000, the recorded investment in loans and leases for which impairment had been recognized was approximately $811,000. Of that amount, approximately $811,000 has a related valuation allowance of $400,000. For the year ended December 31 2000, the average recorded investment in loans and leases for which impairment had been recognized was approximately $1,376,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $124,000 for cash payments received in 2000.

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

         A summary of non-performing assets at March 31, 2001, and December 31, 2000, is as follows:

                                                      MARCH 31,     DECEMBER 31,
                                                        2001            2000
                                                    -----------     ----------
Total nonaccrual loans and leases                   $       967     $      780
Loans and leases 90 days past due and still
 accruing interest                                          364            561
                                                    -----------     ----------

Total nonperforming loans and leases
                                                          1,331          1,341
Other real estate owned
                                                            271            341
                                                    -----------     ----------

Total nonperforming assets                          $     1,602     $    1,682
                                                    ===========     ==========

Nonaccrual loans and leases to total gross
 loans and leases                                          0.26%          0.21%
Nonperforming loans and leases to total gross
 loans and leases                                          0.36%          0.36%
Total nonperforming assets to total assets                 0.29%          0.31%


ALLOWANCE FOR LOAN AND LEASE LOSSES

         The Company maintains an allowance for loan and lease losses to absorb inherent losses in the loan and lease portfolio. Management attributes general reserves to different types of loans and leases using percentages, which are based upon perceived risk, associated with the portfolio and underlying collateral. The allowance for probable loan and lease losses is a general reserve available against the total loan and lease portfolio and off balance sheet credit exposure. While management uses available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for probable loan and lease losses. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. At March 31, 2001, based on known information, management believes that the allowance for loan and lease losses was adequate to absorb losses inherent in existing loans and leases and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and leases and commitments to extend credit as of such date.

         A summary of the allowance for loan and lease losses at March 31, 2001, March 31, 2000 and December 31, 2000, is as follows:

                                                                  MARCH 31,      MARCH 31,     DECEMBER 31,
(In thousands)                                                      2001           2000           2000
                                                                 -----------    -----------    -----------
Balance beginning of year                                        $     4,964    $     4,606    $     4,606
Provision for loan and lease losses                                      220            520          1,670
Net charge offs                                                            3            264          1,312
                                                                 -----------    -----------    -----------

Balance end of period                                            $     5,181    $     4,862    $     4,964
                                                                 ===========    ===========    ===========

Allowance for loan and lease losses to nonaccrual
loans and leases                                                      535.78%        285.83%        636.41%
Allowance for loan and lease losses to nonperforming
loans and leases                                                      389.26%        207.60%        370.17%
Allowance for loan and lease losses to total gross
loans and leases                                                        1.41%          1.46%          1.34%
Allowance for loan and lease losses to nonperforming assets           323.41%        145.87%        295.12%
Ratio of net charge-offs to average loans and
leases outstanding                                                      0.00%          0.08%          0.38%

         The evaluation process is designed to determine the adequacy of the allowance for loan and lease losses. This process attempts to assess the risk of losses inherent in the loan and lease portfolio by segregating the allowance for loan and lease losses into three components: "Specific," "loss migration," and "general." The specific component is established by allocating a portion of the allowance for loan and lease losses to individual classified credits on the basis of specific circumstances and assessments. The loss migration component is calculated as a function of the historical loss migration experience of the internal loan credit risk rating categories. The general component is an unallocated portion that supplements the first two components and includes: management's judgement of the current economic conditions, borrower's financial condition, loan and lease impairment, evaluation of the performing loan and lease portfolio, continual evaluation of problem loans and leases identified as having a higher degree of risk, off balance sheet risks, net charge off trends, and other factors. Although the loan portfolio has declined slightly in the first quarter of 2001 compared to December 31, 2000 management believes the inherent risks within the portfolio may have increased due to the current economic environment, particularly as it affects the commercial and real estate markets, the increased levels of layoffs in California and the potential impacts of the California energy crisis. These factors support the need for an increase in the allocated and unallocated reserves for commercial lending and consumer loans. The allowance for loan and lease losses was 1.41% of total loans and leases as of March 31, 2001, compared to 1.34% on December 31, 2000.

         There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the levels of the allowance for loan and lease losses and the related provision for loan and lease losses in future periods.

LIQUIDITY

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $11,500,000 as of March 31, 2001 were available to provide liquidity. In addition, NVB and SRNB are both members of the Federal Home Loan Bank ("FHLB") System providing an additional line of credit of $31,429,000 secured by certain loans and investment securities. The Company also has a line of credit with Federal Reserve Bank ("FRB") of $11,424,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of March 31, 2001, overnight borrowings of $1,500,000 and long-term borrowings of $459,000 were outstanding with the FHLB and $232,000 was outstanding with the FRB under the Treasury, Tax, and Loan program.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $145,633,000 and $134,818,000 (or 26.4% and 25.0% of total assets) at March 31, 2001 and December 31, 2000, respectively. Total liquid assets for March 31, 2001 and December 31, 2000 include investment securities of and $1,455,000 and $25,811,000, respectively, classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $410,477,000 and $412,807,000 at March 31, 2001 and December 31, 2000, respectively.

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

         The hypothetical impact of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures. The results for the Company's March 31, 2001 simulation analysis indicate that the Company's net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of December 31, 2000.

         For this simulation analysis, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk. The Company has compared its assumptions with those used by other financial institutions.

FINANCIAL CONDITION AS OF MARCH 31, 2001 AS COMPARED TO DECEMBER 31, 2000

         Total assets at March 31, 2001, were $550,605,000, compared to December 31, 2000 assets of $540,221,000. Investment securities and federal funds sold totaled $116,914,000 at March 31, 2001, compared to $105,235,000 at December 31,
2000.

         During the first quarter of 2001, net loans and leases decreased slightly to $363,218,000 at March 31, 2001 from $364,659,000 at December 31,
2000. Loans and leases are the Company's major component of earning assets. The Company's average loan to deposit ratio was 78.1%.

         Total deposits increased to $483,595,000 at March 31, 2001 compared to $460,291,000 at December 31, 2000 with the growth occurring in all categories of deposits, both interest-bearing and noninterest-bearing.

         The Company maintains capital to support future growth and dividend payouts while maintaining the confidence of depositors and investors by increasing shareholder value. The Company has provided the majority of its capital requirements through the retention of earnings. Stockholders' equity increased to $57,329,000 as of March 31, 2001, as compared to $54,857,000 at December 31, 2000.

         The Company and the Bank have levels of capital in excess of all regulatory requirements. The risk-based capital ratios are listed below.

                                                                                                    TO BE WELL
                                                                                                 CAPITALIZED UNDER
                                                                        FOR CAPITAL              PROMPT CORRECTIVE
                                                 ACTUAL              ADEQUACY PURPOSES           ACTION PROVISIONS
                                           -------------------     ----------------------     ----------------------
                                                                   MINIMUM       MINIMUM      MINIMUM       MINIMUM
                                            AMOUNT     RATIO        AMOUNT        RATIO        AMOUNT        RATIO
                                           --------   --------     --------      --------     --------      --------
    COMPANY
    As of March 31, 2001:
      Total capital
        (to risk weighted assets)          $ 57,556     14.12%     $ 32,613         8.00%         N/A          N/A
      Tier I capital
        (to risk weighted assets)          $ 52,375     12.85%     $ 16,306         4.00%         N/A          N/A
      Tier I capital
        (to average assets)                $ 52,375      9.81%     $ 21,348         4.00%         N/A          N/A


    As of December 31, 2000:
      Total capital
        (to risk weighted assets)          $ 56,415     14.30%     $ 31,571         8.00%         N/A          N/A
      Tier I capital
        (to risk weighted assets)          $ 51,482     13.05%     $ 15,785         4.00%         N/A          N/A
      Tier I capital
        (to average assets)                $ 51,482      9.73%     $ 21,161         4.00%         N/A          N/A


                                                                                                    TO BE WELL
                                                                                                 CAPITALIZED UNDER
                                                                        FOR CAPITAL              PROMPT CORRECTIVE
                                                 ACTUAL              ADEQUACY PURPOSES           ACTION PROVISIONS
                                           -------------------     ----------------------     ----------------------
                                                                   MINIMUM       MINIMUM      MINIMUM       MINIMUM
                                            AMOUNT     RATIO        AMOUNT        RATIO        AMOUNT        RATIO
                                           --------   --------     --------      --------     --------      --------
    NORTH VALLEY BANK
    As of March 31, 2001:
      Total capital
        (to risk weighted assets)          $ 38,557     13.88%     $ 22,222         8.00%      $ 27,778       10.00%
      Tier I capital
        (to risk weighted assets)          $ 35,577     12.81%     $ 11,111         4.00%      $ 16,667        6.00%
      Tier I capital
        (to average assets)                $ 35,577     10.39%     $ 13,702         4.00%      $ 17,128        5.00%

    As of December 31, 2000:
      Total capital
        (to risk weighted assets)          $ 37,830     13.96%     $ 21,686         8.00%      $ 27,108       10.00%
      Tier I capital
        (to risk weighted assets)          $ 34,912     12.88%     $ 10,843         4.00%      $ 16,265        6.00%
      Tier I capital
        (to average assets)                $ 34,912     10.51%     $ 13,290         4.00%      $ 16,613        5.00%

    SIX RIVERS NATIONAL BANK
    As of March 31, 2001:
      Total capital
        (to risk weighted assets)          $ 16,815     13.06%     $ 10,303         8.00%      $ 12,879       10.00%
      Tier I capital
        (to risk weighted assets)          $ 15,198     11.80%     $  5,152         4.00%      $  7,727        6.00%
      Tier I capital
        (to average assets)                $ 15,198      8.00%     $  7,597         4.00%      $  9,497        5.00%

    As of December 31, 2000:
      Total capital
        (to risk weighted assets)          $ 16,492     13.16%     $ 10,022         8.00%      $ 12,528       10.00%
      Tier I capital
        (to risk weighted assets)          $ 14,920     11.91%     $  5,011         4.00%      $  7,517        6.00%
      Tier I capital
        (to average assets)                $ 14,920      7.61%     $  7,844         4.00%      $  9,805        5.00%

IMPACT OF INFLATION

         Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetary items. The relatively low proportion of the Company's fixed assets (approximately 1.8% at March 31, 2001) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In Management's opinion there has not been a material change in the Company's market risk profile for the three months ended March 31, 2001 compared to December 31, 2000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders through the solicitation of proxies or otherwise, during the first quarter of 2001.

ITEM 5.  OTHER INFORMATION

         N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits  - none.

         (b) Reports on Form 8-K during the quarter ended March 31, 2001:

             Filed February 6, 2001 - Year end 2000 Earnings Press Release

         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
(Registrant)

Date:   May 14, 2001

By: /s/ EDWARD J. CZAJKA
    -----------------------------------------------
    Edward J. Czajka
    Senior Vice President & Chief Financial Officer