Form 10-Q
period 2001-06-30
NORTH VALLEY BANCORP
filed 2001-08-14
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended June 30, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From
         __________ to __________

Commission file number 0-10652
                       -------


                              NORTH VALLEY BANCORP
                              --------------------
             (Exact name of registrant as specified in its charter)

           California                                          94-2751350
           ----------                                          ----------
   State or other jurisdiction                          (IRS Employer ID Number)
of incorporation or organization)

300 Park Marina Circle, Redding, CA                                     96002
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code (530) 226-2900
                                                   --------------

                      880 East Cypress Avenue, Redding, CA
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock - 4,990,980 shares as of August 13, 2001.

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets--June 30, 2001 and
         December 31, 2000                                                     3

         Condensed Consolidated Statements of Income--For the Three and Six
         Months Ended June 30, 2001 and 2000:                                  4

         Condensed Consolidated Statement of Cash Flows--For the Six Months
         Ended June 30, 2001 and 2000;                                         6

         Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           20

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                    20

Item 2.  Changes in Securities                                                20

Item 3.  Defaults Upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                  21

Item 5.  Other Information                                                    21

Item 6.  Exhibits and Reports on Form 8K                                      21


SIGNATURES                                                                    22
----------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands except share amounts)

ASSETS                                                         June 30, 2001    December 31, 2000
                                                               -------------    -----------------
Cash and due from banks                                          $  26,259          $  27,428
Federal funds sold                                                   2,400              1,300
                                                                 ---------          ---------
    Total cash and cash equivalents                                 28,659             28,728

Interest-bearing deposits in other financial institutions            2,661              1,706
Securities:
  Available for sale, at fair value                                107,772             78,124
  Held to maturity, at amortized cost (fair value of $1,974 at
    June 30, 2001 and $26,926 at December 31, 2000                   1,455             25,811
Loans and leases net of allowance for loan and lease losses of
  $5,287 and $4,964 and deferred loan fees of $330 and $69 at
  June 30, 2001 and December 31, 2000                              376,795            364,659
Premises and equipment, net of accumulated
  depreciation and amortization                                     10,296              9,623
Other real estate owned                                                214                341
FHLB, FRB stock and other securities                                 2,100              2,155
Goodwill and core deposit intangibles, net                           3,354              3,451
Accrued interest receivable                                          3,023              3,738
Other assets                                                        22,242             21,885
                                                                 ---------          ---------

TOTAL ASSETS                                                     $ 558,571          $ 540,221
                                                                 =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Noninterest-bearing demand deposits                            $  82,400          $  67,863
  Interest-bearing deposits                                        407,569            392,428
                                                                 ---------          ---------
Total deposits                                                     489,969            460,291
Other borrowed funds                                                10,891                602
Federal funds purchased                                                 --             16,399
Accrued interest and other liabilities                               5,730              8,072
                                                                 ---------          ---------
Total liabilities                                                  506,590            485,364
                                                                 ---------          ---------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000
  Shares; none outstanding
Common stock, no par value:  authorized 20,000,000
  Shares, outstanding  5,423,980 and 5,805,416 at
  June 30, 2001 and December 31, 2000  (Note G)                     24,563             30,301
Retained Earnings                                                   26,641             24,729
Accumulated other comprehensive income (loss), net of tax              777               (173)
                                                                 ---------          ---------
Total stockholders' equity                                          51,981             54,857
                                                                 ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 558,571          $ 540,221
                                                                 =========          =========


See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands except per share data)

                                             For the three months ended June 30,
                                                     2001          2000

INTEREST INCOME
Loans and leases including fees                     $ 8,201       $ 7,543
Securities
    Taxable                                             953         1,659
    Exempt from federal taxes                           428           429
Federal funds sold                                      232           281
                                                    -------       -------
    Total interest income                             9,814         9,912

INTEREST EXPENSE
Deposits                                              3,990         3,781
Borrowings                                               29           212
                                                    -------       -------
    Total interest expense                            4,019         3,993

NET INTEREST INCOME                                   5,795         5,919

PROVISION FOR LOAN AND LEASE LOSSES                     300           570
                                                    -------       -------

NET INTEREST INCOME AFTER PROVISION                   5,495         5,349
  FOR LOAN AND LEASE LOSSES

NONINTEREST INCOME:
  Service charges on deposit accounts                 1,386         1,113
  Other fees and charges                                306           361
  Loss on sale of loans                                  --           (26)
  Gain on sales or calls of securities                    2             4
  Other                                                 498            71
                                                    -------       -------
    Total noninterest income                          2,192         1,523

NONINTEREST EXPENSES:
  Salaries and employee benefits                      2,760         2,477
  Occupancy                                             313           376
  Furniture and equipment                               339           334
  Marketing                                             199            86
  Merger & integration                                   --           210
  Other                                               1,787         1,836
                                                    -------       -------
    Total noninterest expenses                        5,398         5,319

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                               2,289         1,553

PROVISION FOR INCOME TAXES                              688           433
                                                    -------       -------

NET INCOME                                          $ 1,601       $ 1,120
                                                    =======       =======

EARNINGS PER SHARE:
  Basic                                             $  0.28       $  0.19
                                                    =======       =======
  Diluted                                           $  0.27       $  0.19
                                                    =======       =======


See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands except per share data)

                                               For the six months ended June 30,
                                               ---------------------------------
                                                       2001          2000
                                                     -------       -------

INTEREST INCOME
Loans and leases including fees                      $16,404       $14,873
Securities
    Taxable                                            2,149         3,207
    Exempt from federal taxes                            848           907
Federal funds sold                                       343           576
                                                     -------       -------
    Total interest income                             19,744        19,563

INTEREST EXPENSE
Deposits                                               8,063         7,467
Borrowings                                               131           342
                                                     -------       -------
    Total interest expense                             8,194         7,809

NET INTEREST INCOME                                   11,550        11,754

PROVISION FOR LOAN AND LEASE LOSSES                      520         1,090
                                                     -------       -------

NET INTEREST INCOME AFTER PROVISION                   11,030        10,664
  FOR LOAN AND LEASE LOSSES

NONINTEREST INCOME:
  Service charges on deposit accounts                  2,767         2,016
  Other fees and charges                                 618           673
  Gain on sale of loans                                    4            41
  Gain on sales or calls of securities                     2             4
  Gain on demutualization of life insurance holdings      --           683
  Other                                                  624           158
                                                     -------       -------
    Total noninterest income                           4,015         3,575

NONINTEREST EXPENSES:
  Salaries and employee benefits                       5,319         4,896
  Occupancy                                              633           678
  Furniture and equipment                                673           666
  Marketing                                              610           222
  Merger & integration                                   358           549
  Other                                                3,020         3,257
                                                     -------       -------
    Total noninterest expenses                        10,613        10,268

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                4,432         3,971

PROVISION FOR INCOME TAXES                             1,362         1,200
                                                     -------       -------

NET INCOME                                           $ 3,070       $ 2,771
                                                     =======       =======

EARNINGS PER SHARE:
  Basic                                              $  0.53       $  0.48
                                                     =======       =======
  Diluted                                            $  0.52       $  0.47
                                                     =======       =======


See notes to condensed consolidated financial statements (unaudited)

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in thousands)                                                           For the six months ended June 30,
                                                                         ---------------------------------
                                                                                 2001        2000
                                                                                 ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $  3,070    $  2,771
  Adjustments to reconcile net income to net cash provided
      by operating activities:
    Depreciation and amortization                                                   586         731
    Amortization of premium on securities                                            93         (67)
    Amortization of goodwill and core deposit intangibles                            97         124
    Provision for loan and lease losses                                             520       1,090
    Gain on shares received from demutualization of life insurance company                     (683)
    Gain on sale or calls of securities                                              (2)         (4)
    Gain on sales of loans                                                           (4)        (41)
    (Benefit) for deferred taxes                                                     --         (58)
    Effect of changes in:
      Accrued interest receivable                                                   715          53
      Other assets                                                                 (624)     (4,698)
      Accrued interest and other liabilities                                     (1,760)        679
                                                                               --------    --------
          Net cash provided by operating activities                               2,691        (103)
                                                                               --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net change in FHLB, FRB stock and other securities                               55         245
    Proceeds from sale of other real estate owned                                   204         325
    Proceeds from sale of AFS                                                        --          56
    Purchases of available for sale securities                                  (14,575)     (7,000)
    Proceeds from maturities or calls of available for sale securities           10,409      11,017
    Proceeds from maturities or calls of held to maturity securities                 --         893
    Proceeds from sales of loans                                                    219       1,752
    Net change in loans and leases                                              (12,948)    (14,432)
    Net change in interest-bearing deposits in other financial institutions        (955)        853
    Purchases of premises and equipment - net                                    (1,259)     (1,110)
                                                                               --------    --------
          Net cash (used in) investing activities                               (18,850)     (7,401)
                                                                               --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                     29,678       1,358
    Net change in Federal funds purchased and other borrowed funds               (6,110)      8,534
    Cash dividends paid                                                          (1,740)       (743)
    Repurchase of common stock                                                   (6,006)         --
    Compensation expense on stock options/grants                                     34
    Cash received for stock options exercised                                       234          68
                                                                               --------    --------
          Net cash provided by financing activities                              16,090       9,217
                                                                               --------    --------
    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                              (69)      1,713
CASH AND CASH EQUIVALENTS:
    Beginning of year                                                            28,728      37,225
                                                                               --------    --------
    End of period                                                              $ 28,659    $ 38,938
                                                                               ========    ========
ADDITIONAL INFORMATION:
    Transfer of foreclosed loans and leases from loans and leases
    Receivable to other real estate owned                                      $     77    $    426
                                                                               ========    ========
    Transfer of investment securities from held to maturity to available for
      sale                                                                     $ 25,471    $     --
                                                                               ========    ========
  Cash payments:
    Income tax payments                                                        $  2,458    $    576
                                                                               ========    ========
    Interest payments                                                          $  8,107    $  7,840
                                                                               ========    ========


See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000. The unaudited condensed financial information presented herein has been restated on a historical basis to reflect the merger with Six Rivers National Bank, which closed in October 2000, as a pooling of interests as if the Companies had been combined for all periods presented. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany items and transactions have been eliminated in consolidation.

NOTE B - SECURITIES

         At June 30, 2001 and December 31, 2000, the amortized cost of securities and their approximate fair value were as follows:

         (in thousands)                                        Gross         Gross      Carrying
                                                 Amortized  Unrealized    Unrealized     Amount
         Available for sale securities:             Cost       Gains        Losses    (Fair Value)

         June 30, 2001
           Securities of U.S. government
             Agencies and corporations           $  29,928   $     236    $     (13)   $  30,151
           Obligations of states and political
             Subdivisions                           26,303       1,087          (15)      27,375
           Mortgage backed securities               44,285         261         (310)      44,236
           Corporate securities                      5,952         119         (128)       5,943
           Other securities                             88                      (21)          67
                                                 -----------------------------------------------
                                                 $ 106,556   $   1,703    $    (487)   $ 107,772
                                                 ===============================================

         December 31, 2000
           Securities of U.S. government
             Agencies and corporations           $  48,546   $     168    $    (368)   $  48,346
           Obligations of states and political
             Subdivisions                            2,671          21           (1)       2,691
           Mortgage backed securities               20,871         279          (31)      21,119
           Corporate securities                      6,338          21         (458)       5,901
           Other securities                             88                      (21)          67
                                                 -----------------------------------------------
                                                 $  78,514   $     489    $    (879)   $  78,124
                                                 ===============================================

                                                 Carrying
                                                  Amount       Gross        Gross
                                                (Amortized   Unrealized   Unrealized
         Held to maturity securities:              Cost)       Gains        Losses     Fair Value

         June 30, 2001
         -------------
           Obligation of states and political
             Subdivisions                       $    1,455   $      519   $            $    1,974
                                                ==========   ==========   ==========   ==========


                                                 Carrying
                                                  Amount       Gross        Gross
                                                (Amortized   Unrealized   Unrealized
         Held to maturity securities:              Cost)       Gains        Losses     Fair Value

         December 31, 2000
         -----------------
           Obligation of states and political
             Subdivisions                       $   25,811   $    1,115   $            $   26,926
                                                ==========   ==========   ==========   ==========



         Gross realized gains on sales or calls of available-for-sale securities were $2,000 for the three and six months ended June 30, 2001 and $4,000 for the three and six months ended June 30, 2000. There were no gross realized losses on sale of available for sale securities for the three and six months ended June 30, 2001 and 2000.

         There were no gross realized gains or losses on calls of held to maturity securities for the three and six months ended June 30, 2001 and 2000.

         Scheduled maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost of approximately $88,000 and a fair value of approximately $67,000) at June 30, 2001, are shown below (in thousands). The Company invests in collateralized mortgage obligations ("CMOs") issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association. Actual maturities of CMOs and other securities may differ from contractual maturities because borrowers have the right to prepay mortgages without penalty or call obligations with or without call penalties. The Company uses the "Wall Street" consensus average life at the time the security is purchased to schedule maturities of these CMOs and adjusts scheduled maturities periodically based upon changes in the Wall Street estimates.

                                                Held to Maturity         Available for Sale
                                                   Securities                Securities
                                              Amortized
                                                 Cost                              Fair Value
                                              (Carrying                Amortized   (Carrying
                                               Amount)   Fair Value       Cost       Amount)

         Due in 1 year or less                                          $   8,845   $   8,903
         Due after 1 year through 5 years                                  18,357      18,929
         Due after 5 years through 10 years                                22,601      23,009
         Due after 10 years                   $   1,455   $   1,974        56,665      56,864
                                              ---------------------     ---------------------
                                              $   1,455   $   1,974     $ 106,468   $ 107,705
                                              =====================     =====================

         At June 30, 2001 and December 31, 2000 securities having fair value amounts of approximately $23,647,000 and $28,507,000 were pledged to secure public deposits, short-term borrowings, treasury tax, loans balances and for other purposes required by law or contract.

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

                                               Six months ended June 30,   Three months ended June 30,
                                               -------------------------   ---------------------------
(in thousands)                                     2001          2000           2001          2000
                                                   ----          ----           ----          ----

Net income                                       $ 3,070       $ 2,771        $ 1,601       $ 1,120
Other comprehensive income:
  Holding gain (loss) arising during period, net
    of tax                                           950          (119)          (450)          114
                                                 -------       -------        -------       -------
Total other comprehensive income                     950          (119)          (450)          114
                                                 -------       -------        -------       -------


Total comprehensive income                       $ 4,020       $ 2,652        $ 1,151       $ 1,234
                                                 =======       =======        =======       =======

NOTE D - EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three-and six month periods ended June 30, 2001 and 2000 is reconciled as follows:

                                               Six months ended June 30,   Three months ended June 30,
                                               -------------------------   ---------------------------
(In thousands except earnings per share)           2001         2000            2001         2000
                                                   ----         ----            ----         ----

Calculation of Basic Earnings Per Share

Numerator - net income                            $3,070       $2,771          $1,601       $1,120
Denominator - weighted average common
    Shares outstanding                             5,782        5,790           5,745        5,789
                                                  ------       ------          ------       ------

Basic Earnings Per Share                          $ 0.53       $ 0.48          $ 0.28       $ 0.19
                                                  ======       ======          ======       ======


Calculation of Diluted Earnings Per Share

Numerator - net income                            $3,070       $2,771          $1,601       $1,120
Denominator - weighted average common
    Shares outstanding                             5,782        5,790           5,745        5,789
    Dilutive effect of outstanding options           108           41             118           36
                                                  ------       ------          ------       ------
                                                   5,890        5,831           5,863        5,825
                                                  ------       ------          ------       ------

Diluted Earnings Per Share                        $ 0.52       $ 0.47          $ 0.27       $ 0.19
                                                  ======       ======          ======       ======

NOTE E - SEGMENT DISCLOSURE

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

         The Company derives a majority of its revenues from interest income and the chief operating decision maker relies primarily on net interest revenue to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported below using net interest income for the six months ended June 30, 2001 and 2000.

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

         Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the six month periods ended June 30, follows:

     Six months ended:                 NVB        SRNB       Other       Total
     June 30, 2001:                  ------------------------------------------

     Total revenues                  $ 13,696   $  7,691   $  2,372    $ 23,759
     Net income (loss)               $  2,870   $    538   $   (338)   $  3,070
     Interest income                 $ 12,955   $  6,782   $      7    $ 19,744
     Interest expense                $  5,252   $  2,942   $      0    $  8,194
     Depreciation and amortization   $    447   $    323   $      6    $    776
     Total assets                    $352,482   $204,711   $  1,378    $558,571

     June 30, 2000:

     Total revenues                  $ 14,396   $  8,466   $    276    $ 23,138
     Net income (loss)               $  2,913   $    364   $   (506)   $  2,771
     Interest income                 $ 11,845   $  7,711   $      7    $ 19,563
     Interest expense                $  4,517   $  3,292   $      0    $  7,809
     Depreciation and amortization   $    484   $    304         --    $    788
     Total assets                    $317,888   $214,519   $  1,290    $533,697


NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations", and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangibles assets acquired outside of a business combination whether acquired individually or with a group of other assets and the recognition and measurement of goodwill and other intangibles assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be required to be tested at least annually for impairment. The Company is required to adopt SFAS No. 142 beginning January 1, 2002. Early adoption is not permitted. As of June 30, 2001, the Company had goodwill and core deposit intangibles, net of accumulated amortization of $3,354,000 which would be subject to the transitional assessment provisions of SFAS No. 142. Amortization expense related to goodwill and core deposit intangibles was $97,000 and $124,000 for the six months ended June 30, 2001 and 2000. The Company has not determined the impact, if any, that the adoption of these statements will have on its consolidated financial position or results of operations.

NOTE G - STOCK REPURCHASE

         On May 31, 2001, the Company announced a stock repurchase plan whereby up to 7% of the Company's outstanding common stock would be purchased by the Company and retired. On June 21, 2001, the Company completed this stock repurchase plan by repurchasing and retiring 408,200 shares of common stock from the open market for total consideration of $6,006,000 which has been recorded as a reduction to common stock.

NOTE H - SUBSEQUENT EVENTS

         On July 16, 2001, the Company completed an offering of $10,000,000 of 10.25% mandatorily redeemable cumulative trust preferred securities ("trust preferred securities") through North Valley Capital Trust I, a Delaware statutory business trust wholly owned by the Company and formed for the exclusive purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities of the Subsidiary Grantor Trust holding solely junior subordinated debentures. Payments in respect of the trust preferred securities are guaranteed by the Company, and the entire proceeds of the offering were used to purchase Junior Subordinated Deferrable Interest Debentures issued by the Company. The net proceeds of approximately $9,700,000 were used by the Company for the repurchase of the Company's common stock as discussed below with the remainder available for general corporate purposes. The trust preferred securities mature in 2031 and qualify as Tier 1 capital under the capital guidelines of the federal bank regulatory agencies, including the Board of Governors of the Federal Reserve System.

         On July 20, 2001, the Company announced that the Board of Directors of the Company had authorized an additional stock repurchase plan whereby up to 8% of the Company's outstanding common stock would be purchased by the Company and retired. On August 3, 2001, the Company completed this repurchase by purchasing and retiring 433,000 shares of common stock from the open market for total consideration of $6,240,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

Overview
--------

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

Earnings Summary
----------------

                                          Six Months ended June 30,    Three months ended June 30,
                                          -------------------------    ---------------------------
(in thousands except per share amounts)      2001           2000          2001             2000
                                             ----           ----          ----             ----

Net interest income                       $   11,550     $   11,754    $    5,795       $    5,919
Provision for loan losses                        520          1,090           300              570
Noninterest income                             4,015          3,575         2,192            1,523
Noninterest expense                           10,613         10,268         5,398            5,319
Provision for income taxes                     1,362          1,200           688              433
                                          ----------     ----------    ----------       ----------
Net income                                $    3,070     $    2,771    $    1,601       $    1,120
                                          ==========     ==========    ==========       ==========

Earnings Per Share
   Basic                                  $     0.53     $     0.48    $     0.28       $     0.19
   Diluted                                $     0.52     $     0.47    $     0.27       $     0.19

Annualized Return on Average Assets             1.14%          1.06%         1.18%            0.85%
Annualized Return on Average Equity            10.96%         10.46%        11.39%            8.40%


         The Company's consolidated net income for the six months ended June 30, 2001 was $3,070,000, or $0.52 diluted earnings per share, compared to $2,771,000, or $0.47 diluted earnings per share for the same period in 2000. Return on average assets was 1.14% and return on average equity was 10.96% for the six months ended June 30, 2001 improving slightly over the 1.06% and 10.46% for the same period in 2000. Net income for the three months ended June 30, 2001 was $1,601,000 or $0.27 per diluted share, compared to $1,120,000 or $0.19 per diluted share for the same period in 2000. Return on average assets was 1.18% and return on average equity was 11.39% for the three months ended June 30, 2001 improving from 0.85% and 8.40% for the same period in 2000.

         Negatively impacting earnings for the six months ended June 30, 2001 and 2000 were merger and integration expenses of $358,000 and $549,000. Included in net earnings for the six month period ended June 30, 2000 was a one-time pre-tax revenue item of $683,000 which represents the initial value of 40,153 shares of common stock acquired by the Company from the demutualization of a life insurance company. Core earnings, which represents net income excluding merger and integration charges and other non-recurring income, on a tax effected basis, totaled $3,315,000 or $0.56 per diluted share for the six months ended June 30, 2001 as compared to core earnings of $2,677,000 or $0.46 per diluted share for the same period in 2000 primarily resulting from increases in noninterest income and a reduction in the provision for loan losses offset by increases in salaries and benefit expenses.

         For the six months ended June 30, 2001,the Company added to its allowance for loan and lease losses through a provision charged to earnings of $520,000. This compares to $1,090,000 for the same period in 2000. The decreased level of provision is due primarily to improved asset quality in the loan and lease portfolio as well as slightly slower growth in the loan and lease portfolio over the first six months of 2001 compared to prior periods offset by additional provisions due to the increased inherent risk in the portfolio resulting from the current economic environment and the potential impacts of the California energy crisis. Management believes that the current level of allowance for loan and lease losses as of June 30, 2001 of $5,287,000 or 1.38% of total loans and leases is adequate at this time. The allowance for loan and lease losses was $4,964,000 or 1.34% of total loans and leases at December 31, 2000.

Net Interest Income
-------------------

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

         The following table is a summary of the Company's net interest income presented on a fully taxable equivalent (FTE) basis for the periods indicated:

                                     Six months ended June 30,     Three months ended June 30,
                                     -------------------------     ---------------------------
(In thousands)                          2001            2000          2001              2000
                                        ----            ----          ----              ----
Interest income                      $  19,744       $  19,563     $   9,814         $   9,912
Less: Interest expense                   8,194           7,809         4,019             3,993
FTE adjustment                             424             477           206               227
                                     ---------       ---------     ---------         ---------
Net interest income (FTE)            $  11,974       $  12,231     $   6,001         $   6,146
                                     =========       =========     =========         =========

         Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The decrease in net interest income (FTE) for the three-and six month periods ended June 30, 2001 resulted primarily from yields on earning assets decreasing at a faster pace than the rates paid on interest-bearing liabilities. During the first six months of 2001, the Federal Reserve Bank Board reduced short term interest rates by 275 basis points. As interest rates decreased, yields on earning assets were affected more rapidly and to a greater extent than the rates paid on interest-bearing liabilities. Average loans and leases increased to $371,098,000 for the six months ended June 30, 2001, as compared to $333,470,000 for the same period in 2000, a 11.3% increase while average investment securities and overnight investments decreased from an average of $144,558,000 during the first six months of 2000 to $116,022,000 for the same period in 2001. Although average interest earning assets for the six months ended June 30, 2001 increased by $9,092,000 from the same period last year, yields on earning assets decreased by 10 basis points. Average interest bearing liabilities increased from $389,666,000 for the six months ended June 30, 2000 to $402,608,000 for the same period in 2001while the average rate paid increased by 6 basis points over the same period. During the second quarter of 2001, average interest earning assets increased by $7,936,000 from the same period last year, however yields on earning assets decreased by 24 basis points. During the second quarter of 2001, average interest bearing liabilities increased to $404,301,000 from $391,626,000 for the same period in 2000 while the average rate paid decreased by only 10 basis points. The effect of the above resulted in a decrease in the net interest margins for both the three and six months periods ended June 30, 2001 of 20 basis points compared to 2000 as shown below.

         The following table is a summary of the Company's net interest margin
(FTE) for the periods indicated:

                                           Six Months Ended June 30,    Three Months Ended June 30,
                                           -------------------------    ---------------------------
                                              2001           2000           2001           2000
                                              ----           ----           ----           ----
Yield on earning assets                       8.28%          8.38%          8.26%          8.50%
Rate paid on interest-bearing liabilities     4.07%          4.01%          3.99%          4.09%
                                              ----           ----           ----           ----
  Net interest spread                         4.21%          4.37%          4.27%          4.41%
                                              ====           ====           ====           ====
  Net interest margin                         4.92%          5.12%          4.95%          5.15%
                                              ====           ====           ====           ====

Noninterest Income
------------------

The following table is a summary of the Company's noninterest income for the periods indicated:

Noninterest Income                            Six Months Ended June 30,    Three Months Ended June 30,
  (In thousands)                              -------------------------    ---------------------------
                                                  2001         2000             2001         2000
                                                  ----         ----             ----         ----

  Gain on demutualization of life insurance
     holdings                                   $    --      $   683          $    --      $    --
  Service charges on deposit accounts             2,767        2,016            1,386        1,113
  Other fees and charges                            618          673              306          361
  Gain (loss) on sale of loans                        4           41               --          (26)
  Gain on sale or calls of securities                 2            4                2            4
  Other                                             624          158              498           71
                                                -------      -------          -------      -------

Total noninterest income                        $ 4,015      $ 3,575          $ 2,192      $ 1,523
                                                =======      =======          =======      =======

         Noninterest income increased to $4,015,000 for the six months ended June 30, 2001 as compared to $3,575,000 for the same period in 2000, an increase of $440,000. This increase is primarily the result of service charges on deposits increasing by $751,000 or 37.3% as well as other income increasing by $466,000 offset by the $683,000 decrease from the one time gain on the demutualization of a life insurance holdings which occurred in the first quarter of 2000. The increase in other income was due to the recognition of $368,000 of earnings on life insurance holdings which were purchased to fund the Company's salary continuation plan. Excluding the $683,000 one-time gain on the demutualizatin of a life insurance holdings which occurred in the first quarter of 2000, noninterest income increased by $1,123,000 or 38.8% during the first six months of 2001 compared to the same period in 2000.

         For the quarter ended June 30, 2001, noninterest income increased by $669,000 or 43.9% over the same period in 2000. As discussed above, service charges on deposits and other income drove this variance, increasing by $273,000 and $427,000, respectively.

         In March of 2000, NVB began a program called Positively Free Checking(TM) in which NVB offers retail checking accounts to customers, which have no per-check fee and no monthly service charge fee. This program has increased the level of new accounts and new customers at NVB. In October of 2000, this same program was implemented at SRNB. This program has been instrumental in increasing service charge income for the Company in the first six months of 2001 and management believes that this program will continue to enhance fee income throughout 2001.

Noninterest Expense
-------------------

         The following table is a summary of the Company's noninterest expense for the periods indicated:

Noninterest Expense                           Six Months Ended June 30,    Three Months Ended June 30,
  (In thousands)                              -------------------------    ---------------------------
                                                  2001         2000             2001         2000
                                                  ----         ----             ----         ----

Salaries & employee benefits                    $ 5,319      $ 4,896          $ 2,760      $ 2,477
Merger & acquisition                                358          549               --          210
Furniture & equipment                               673          666              339          334
Occupancy                                           633          678              313          376
Marketing                                           610          222              199           86
Data processing                                     192          315               91          151
ATM                                                 287          332              124          184
Printing & supplies                                 285          242              111          125
Postage                                             245          185              118          101
Messenger                                           138          153               62           75
Professional services                               306          576              176          459
Other                                             1,567        1,454            1,105          741
                                                -------      -------          -------      -------
     Total Noninterest expense                  $10,613      $10,268          $ 5,398      $ 5,319
                                                =======      =======          =======      =======

         Noninterest expense totaled $10,613,000 for the six-month period ended June 30, 2001, compared to $10,268,000 for the same period in 2000. Salaries and benefits increased by $423,000 or 8.6% from the first half of 2000 to the first half of 2001. This was due to salary continuation plan expense accruals which accounted for $182,000 of the increase as well additional staffing necessary to run the Company's Call Center and regular merit increases for existing employees. The Company's efficiency ratio for the first six months of 2001 was 68.2%, up slightly from the 67.0% efficiency ratio achieved for the first half of 2000. The lower efficiency ratio for 2000 resulted primarily from the one-time revenue item recognized in the first quarter of 2000 from the demutualization of life insurance holdings. The efficiency ratio for the six months ended June 30, 2001 as calculated without this item and without the merger and integration charges was 65.9% as compared to 66.4% for the same period in 2000.

         Noninterest expense for the quarter ended June 30, 2001 was $5,398,000 compared to $5,319,000 for the same period in 2000. Driving this variance were salary expense which increased by $283,000 or 11.4% partially offset by merger and integration charges which totaled $210,000 in the second quarter of 2000 compared to no merger and integration charges in the same period in 2001. Of the $283,000 increase in salary expense for the second quarter of 2001, $182,000 was attributed to a salary continuation plan expense accrual.

Income Taxes
------------

         The provision for income taxes for the six months ended June 30, 2001 was $1,362,000 as compared to $1,200,000 for the same period in 2000. The effective income tax rate for state and federal income taxes was 30.7% for the six months ended June 30, 2001 compared to 30.2% for the same period in 2000. The provision for income taxes for the three months ended June 30, 2001 was $688,000 as compared to $433,000 for the same period in 2000. The effective income tax rate for state and federal income taxes was 30.1% for the three months ended June 30, 2001 compared to 27.9% for the same period in 2000. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company's investment in municipal securities which are exempt from Federal taxes.

Impaired, Nonaccrual, Past Due and Restructured Loans and leases and Other Real
-------------------------------------------------------------------------------
Estate Owned
------------

         At June 30, 2001, the recorded investment in loans and leases for which impairment has been recognized was approximately $496,000. Of this balance, approximately $496,000 has a related valuation allowance of $224,000. For the period ended June 30, 2001, the average recorded investment in loans and leases for which impairment has been recognized was approximately $632,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $27,000 for cash payments received in 2001.

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

         A summary of non-performing assets at June 30, 2001, and December 31, 2000, is as follows:

                                                        June 30,    December 31,
                                                          2001          2000

Total nonaccrual loans and leases                        $  549        $  780
Loans and leases 90 days past due and still accruing
  interest                                                  936           561
                                                         ------        ------

Total nonperforming loans and leases                      1,485         1,341
Other real estate owned                                     214           341
                                                         ------        ------

Total nonperforming assets                               $1,699        $1,682
                                                         ======        ======

Nonaccrual loans and leases to total gross loans and
  leases                                                   0.14%         0.21%
Nonperforming loans and leases to total gross loans
  and leases                                               0.39%         0.36%
Total nonperforming assets to total assets                 0.30%         0.31%



Allowance for Loan and Lease Losses
-----------------------------------

         The Company maintains an allowance for loan and lease losses to absorb inherent losses in the loan and lease portfolio. Management attributes general reserves to different types of loans and leases using percentages, which are based upon the inherent risk, associated with the portfolio and underlying collateral. The allowance for probable loan and lease losses is a general reserve available against the total loan and lease portfolio and off balance sheet credit exposure. While management uses available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for probable loan and lease losses. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. At June 30, 2001, based on known information, management believes that the allowance for loan and lease losses was adequate to absorb losses inherent in existing loans and leases and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and leases and commitments to extend credit as of such date.

         A summary of the allowance for loan and lease losses at June 30, 2001, June 30, 2000 and December 31, 2000, is as follows:

                                                                            June 30,    June 30,    December 31,
                                                                            --------    --------    ------------
(In thousands)                                                                2001        2000          2000
                                                                              ----        ----          ----

Balance beginning of period                                                $   4,964    $   4,606    $   4,606
Provision for loan and lease losses                                              520        1,090        1,670
Net charge offs                                                                  197        1,197        1,312
                                                                           ---------    ---------    ---------

Balance end of period                                                      $   5,287    $   4,499    $   4,964
                                                                           =========    =========    =========

Allowance for loan and lease losses to nonaccrual loans and
leases                                                                        963.02%      525.60%      636.41%
Allowance for loan and lease losses to nonperforming loans and leases         356.03%      304.19%      370.17%
Allowance for loan and lease losses to total gross loans and
leases                                                                          1.38%        1.30%        1.34%
Allowance for loan and lease losses to nonperforming assets                   311.18%      200.04%      295.12%
Ratio of net charge-offs to average loans and leases
  outstanding (annualized)                                                      0.11%        0.72%        0.38%

         The evaluation process is designed to determine the adequacy of the allowance for loan and lease losses. This process attempts to assess the risk of losses inherent in the loan and lease portfolio by segregating the allowance for loan and lease losses into three components: "Specific," "loss migration," and "general." The specific component is established by allocating a portion of the allowance for loan and lease losses to individual classified credits on the basis of specific circumstances and assessments. The loss migration component is calculated as a function of the historical loss migration experience of the internal loan credit risk rating categories. The general component is an unallocated portion that supplements the first two components and includes: management's judgement of the current economic conditions, borrower's financial condition, loan and lease impairment, evaluation of the performing loan and lease portfolio, continual evaluation of problem loans and leases identified as having a higher degree of risk, off balance sheet risks, net charge off trends, and other factors. In addition to reserves related to the increase in the overall level of loans and leases of $12,459,000 for the six months ended June 30, 2001 compared to December 31, 2000, management believes the inherent risks within the portfolio may have increased due to the current economic environment, particularly as it affects the commercial and real estate markets, the increased levels of layoffs in California and the potential impacts of the California energy crisis. These factors support the need for an increase in the allocated and unallocated reserves for commercial lending and consumer loans. The allowance for loan and lease losses was 1.38% of total loans and leases as of June 30, 2001, compared to 1.34% on December 31, 2000.

         There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the levels of the allowance for loan and lease losses and the related provision for loan and lease losses in future periods.

Liquidity
---------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $11,500,000 as of June 30, 2001 were available to provide liquidity. In addition, NVB and SRNB are both members of the Federal Home Loan Bank ("FHLB") System providing additional borrowing capacity of $29,138,000 secured by certain loans and investment securities. The Company also has a line of credit with Federal Reserve Bank ("FRB") of $10,933,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of June 30, 2001, borrowings consisted of $10,000,000 in medium-term FHLB advances, long-term borrowings of $437,000 were outstanding with the FHLB and $454,000 was outstanding with the FRB under the Treasury, Tax, and Loan program.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $139,986,000 and $134,818,000 (or 25.1% and 25.0% of total assets) at June 30, 2001 and December 31, 2000, respectively. Total liquid assets for June 30, 2001 and December 31, 2000 include investment securities of and $1,455,000 and $25,811,000, respectively, classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $433,919,000 and $412,807,000 at June 30, 2001 and December 31, 2000, respectively.

         In assessing liquidity, historical information such as seasonal loan demand, local economic cycles and the economy in general are considered along with current ratios, management goals and unique characteristics of the Company. Management believes the Company is in compliance with its policies relating to liquidity.

Interest Rate Sensitivity
-------------------------

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

Market Risk
-----------

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

Mismatch Risk
-------------

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

Basis Risk
----------

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

Net Interest Income and Net Economic Value Simulations
------------------------------------------------------

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

         The hypothetical impact of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures. The results for the Company's June 30, 2001 simulation analysis indicate that the Company's net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of December 31, 2000.

         For this simulation analysis, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk. The Company has compared its assumptions with those used by other financial institutions.


Financial Condition as of June 30, 2001 As Compared to December 31, 2000
------------------------------------------------------------------------

         Total assets at June 30, 2001, were $558,571,000, compared to December 31, 2000 assets of $540,221,000. Investment securities and federal funds sold totaled $111,627,000 at June 30, 2001, compared to $105,235,000 at December 31,
2000.

         Loans and leases, the Company's major component of earning assets increased during the first six months of 2001 to $376,795,000 at June 30, 2001 from $364,659,000 at December 31, 2000. The Company's average loan to deposit ratio was 78.6%. for the first six months of 2001 and 78.3% for the three months ended June 30, 2001.

         Total deposits increased to $489,969,000 at June 30, 2001 compared to $460,291,000 at December 31, 2000 with the growth occurring across all categories of deposits. Of this $29,678,000 increase in total deposits, $14,537,000 was in non-interest bearing demand deposits which represents the Company's lowest cost of funds.

         The Company maintains sufficient capital to support future growth and dividend payouts while maintaining the confidence of depositors and investors by increasing shareholder value. The Company has provided the majority of its capital requirements through the retention of earnings. In order to increase shareholder value, on May 31, 2001, the Company announced a stock repurchase plan whereby up to 7% of the Company's outstanding common stock would be purchased by the Company and retired. On June 21, 2001, the Company completed this stock repurchase by purchasing and retiring 408,200 shares in the open market for total consideration of $6,006,000 which was recorded as a reduction to common stock. As a result of this stock repurchase, the Company's earnings, the exercise of stock options and the changes in other comprehensive income stockholders' equity decreased to $51,981,000 as of June 30, 2001, as compared to $54,857,000 at December 31, 2000. Both of the Company's subsidiary banks were considered well capitalized at June 30, 2001 and December 31, 2000.

         The Company and the Bank have levels of capital in excess of all regulatory requirements. The risk-based capital ratios are listed below.

                                                                                      To Be Well
                                                                                  Capitalized Under
                                                            For Capital           Prompt Corrective
                                      Actual             Adequacy Purposes        Action Provisions
                                -------------------     --------------------     --------------------
                                                        Minimum      Minimum     Minimum      Minimum
                                Amount       Ratio       Amount       Ratio       Amount       Ratio
Company
As of June 30, 2001:
  Total capital
    (to risk weighted assets)   $52,822      12.65%      $33,409       8.00%          N/A        N/A
  Tier I capital
    (to risk weighted assets)   $47,601      11.40%      $16,704       4.00%          N/A        N/A
  Tier I capital
    (to average assets)         $47,601       8.82%      $21,588       4.00%          N/A        N/A


As of December 31, 2000:
  Total capital
    (to risk weighted assets)   $56,415      14.30%      $31,571       8.00%          N/A        N/A
  Tier I capital
    (to risk weighted assets)   $51,482      13.05%      $15,785       4.00%          N/A        N/A
  Tier I capital
    (to average assets)         $51,482       9.73%      $21,161       4.00%          N/A        N/A


North Valley Bank
As of June 30, 2001:
  Total capital
    (to risk weighted assets)   $34,066      11.74%      $23,208       8.00%      $29,010      10.00%
  Tier I capital
    (to risk weighted assets)   $31,098      10.72%      $11,604       4.00%      $17,406       6.00%
  Tier I capital
    (to average assets)         $31,098       8.73%      $14,241       4.00%      $17,801       5.00%

As of December 31, 2000:
  Total capital
    (to risk weighted assets)   $37,830      13.96%      $21,686       8.00%      $27,108      10.00%
  Tier I capital
    (to risk weighted assets)   $34,912      12.88%      $10,843       4.00%      $16,265       6.00%
  Tier I capital
    (to average assets)         $34,912      10.51%      $13,290       4.00%      $16,613       5.00%

Six Rivers National Bank
As of June 30, 2001:
  Total capital
    (to risk weighted assets)   $17,011      13.31%      $10,223       8.00%      $12,778      10.00%
  Tier I capital
    (to risk weighted assets)   $15,405      12.06%      $ 5,111       4.00%      $ 7,667       6.00%
  Tier I capital
    (to average assets)         $15,405       8.47%      $ 7,278       4.00%      $ 9,097       5.00%

As of December 31, 2000:
  Total capital
    (to risk weighted assets)   $16,492      13.16%      $10,022       8.00%      $12,528      10.00%
  Tier I capital
    (to risk weighted assets)   $14,920      11.91%      $ 5,011       4.00%      $ 7,517       6.00%
  Tier I capital
    (to average assets)         $14,920       7.61%      $ 7,844       4.00%      $ 9,805       5.00%

Impact of Inflation
-------------------

         Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetary items. The relatively low proportion of the Company's fixed assets (approximately 1.8% at June 30, 2001) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

California Power Crisis
-----------------------

         The State of California is presently experiencing serious periodic electric power shortages. It is uncertain whether or when these shortages will be resolved. However, conservation efforts and unanticipated cooler weather conditions through the end of the second quarter of 2001 have resulted in lower demand for electricity throughout California. California has accelerated the approval process for development of new energy production facilities and entered into long-term energy contracts for the supply of electricity. Wholesale prices for electricity supplied to California have declined during the second quarter of 2001, due in part to the foregoing factors. However, it is currently anticipated that an increase in demand for electricity and related power shortages will occur during the months of August and September if customary weather patterns prevail resulting in higher temperatures and greater reliance upon air conditioning in certain regions of California. The Company could be materially and adversely affected either directly or indirectly by a severe electric power shortage if such a shortage caused any of its critical data processing or computer systems and related equipment to fail, or if the local infrastructure systems such as telephone systems should fail, or the Company's significant vendors, suppliers, service providers, customers, borrowers, or depositors are adversely impacted by their internal systems or those of their respective customers or suppliers. Material increases in the expenses related to electric power consumption and the related increase in operating expense could also have an adverse effect on the Company's or its borrower's future results of operations.

Subsequent Events
-----------------

         On July 16, 2001, the Company completed an offering of $10,000,000 of 10.25% mandatorily redeemable cumulative trust preferred securities ("trust preferred securities") through North Valley Capital Trust I, a Delaware statutory business trust wholly owned by the Company and formed for the exclusive purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities of the Subsidiary Grantor Trust holding solely junior subordinated debentures. Payments in respect of the trust preferred securities are guaranteed by the Company, and the entire proceeds of the offering were used to purchase Junior Subordinated Deferrable Interest Debentures issued by the Company. The net proceeds of approximately $9,700,000 were used by the Company for the repurchase of the Company's common stock as discussed below with the remainder available for general corporate purposes. The trust preferred securities mature in 2031 and qualify as Tier 1 capital under the capital guidelines of the federal bank regulatory agencies, including the Board of Governors of the Federal Reserve System.

         On July 20, 2001, the Company announced that the Board of Directors of the Company had authorized an additional stock repurchase plan whereby up to 8% of the Company's outstanding common stock would be purchased by the Company and retired. On August 3, 2001, the Company completed this repurchase by purchasing and retiring 433,000 shares of common stock from the open market for total consideration of $6,240,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         In Management's opinion there has not been a material change in the Company's market risk profile for the six months ended June 30, 2001 compared to December 31, 2000.

PART II - OTHER INFORMATION
---------------------------

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

         Not applicable

Item 3.  Defaults Upon Senior Securities

         N/A

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of North Valley Bancorp was held on Thursday May 31, 2001. Shareholders of the Company approved the two following proposals:

1. Election of directors. All Management nominees were elected and there was no solicitation in opposition to management's nominees in the proxy statement.
2. Ratification of Deloitte & Touche LLP as independent public accountants for the Company for the audit year 2001.

Results of the election are presented below:

                         Annual Meeting of Shareholders
                              Thursday May 31, 2001

Total Shares Outstanding:          5,827,909
Total Shares Voted:                4,430,356          76.02%

                                                                                   %
                                                                              Outstanding
Proposal 1:                                                Shares Voted          Shares         % of Quorum
                                                           ------------------------------------------------

                                   For:                     4,328,938             74.28%           97.71%
Election of Directors              Against:                   101,418              1.74%            2.29%
                                   Abstain:                         0              0.00%            0.00%
Proposal 2:

                                   For:                     4,349,089             74.63%           98.17%
Ratify Deloitte & Touche LLP as    Against:                    25,582              0.44%            0.58%
Independent public accountants     Abstain:                    55,685              0.96%            1.26%
For 2001

Director Election Detail:

Nominees                                 For                   Percent         Withheld            Percent
Rudy V. Balma                            4,159,221              93.88%          271,135             6.12%
Royce L. Friesen                         4,328,923              97.71%          101,433             2.29%
Douglas M. Treadway                      4,328,694              97.71%          101,662             2.29%



Item 5.  Other Information

         N/A

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits - none.

         (b)      Reports on Form 8-K during the quarter ended June 30, 2001:

                  Filed April 20, 2001 - First Quarter 2001 Earnings Press
                  Release

                  Filed June 4, 2001 - Stock Repurchase Plan announced by North Valley Bancorp

                  Filed July 20, 2001 - Second Quarter 2001 Earnings Press
                  Release

                  Filed July 20, 2001 - Stock Repurchase Plan announced by North Valley Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
--------------------
(Registrant)

Date     August 14, 2001
         ---------------

By:
--

/s/ EDWARD J. CZAJKA
--------------------------------------------------
Edward J. Czajka
Executive Vice President & Chief Financial Officer