Form 10-Q
period 2001-09-30
NORTH VALLEY BANCORP
filed 2001-11-14
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the period ended September 30, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period
         From _____________ to _____________

Commission file number 0-10652
                       -------


                              NORTH VALLEY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                          94-2751350
---------------------------------                       ------------------------
   State or other jurisdiction                          (IRS Employer ID Number)
of incorporation or organization)

  300 Park Marina Circle, Redding, CA                                    96001
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code (530) 226-2900
                                                   --------------

                   880 East Cypress Avenue, Redding, CA, 96001
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Common Stock - -4,658,021 shares as of November 13, 2001.

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets--September 30, 2001 and December 31, 2000

           Condensed Consolidated Statements of Income--For the Three and Nine months Ended September 30, 2001 and 2000:

           Condensed Consolidated Statement of Cash Flows--For the Nine months Ended September 30, 2001 and 2000;

           Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8K


SIGNATURES
----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands except share amounts)

                                                                  September 30, 2001   December 31, 2000
ASSETS                                                            ------------------   -----------------
Cash and due from banks                                                $  26,490           $  27,428
Federal funds sold                                                        16,800               1,300
                                                                       ---------           ---------
    Total cash and cash equivalents                                       43,290              28,728

Interest-bearing deposits in other financial institutions                  2,375               1,706
Securities:
  Available for sale, at fair value                                      110,364              78,124
  Held to maturity, at amortized cost (fair value of $1,974 at
    September 30, 2001 and $26,926 at December 31, 2000)                   1,455              25,811
Loans and leases net of allowance for loan and lease losses of
    $5,529 and $4,964 and deferred loan fees of $288 and $69 at
    September 30, 2001 and December 31, 2000                             385,293             364,659
Premises and equipment, net of accumulated
    depreciation and amortization                                         10,324               9,623
Other real estate owned                                                      308                 341
FHLB, FRB stock and other securities                                       2,090               2,155
Core deposit and other intangibles, net                                    3,303               3,451
Accrued interest receivable & other assets                                25,890              25,623
                                                                       ---------           ---------

TOTAL ASSETS                                                           $ 584,692           $ 540,221
                                                                       =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Noninterest-bearing demand deposits                                  $  87,338           $  67,863
  Interest-bearing deposits                                              415,297             392,428
                                                                       ---------           ---------
Total deposits                                                           502,635             460,291
Fed funds purchased and other borrowed funds                              20,711              17,001
Accrued interest and other liabilities                                     7,103               8,072
Company obligated mandatorily  redeemable cumulative
  trust preferred securities of subsidiary grantor trust                  10,000                  --
                                                                       ---------           ---------
Total liabilities                                                        540,449             485,364

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000
  Shares; none outstanding
Common stock, no par value:  authorized 20,000,000
  Shares, outstanding  4,747,521 and 5,805,416 at
  September 30, 2001 and December 31, 2000                                24,938              30,301
Retained Earnings                                                         17,717              24,729
Accumulated other comprehensive income (loss), net of tax                  1,588                (173)
                                                                       ---------           ---------
Total stockholders' equity                                                44,243              54,857
                                                                       ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 584,692           $ 540,221
                                                                       =========           =========


     See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands except per share data)

                                                 For the three months ended September 30,
                                                            2001         2000
                                                          --------     --------

INTEREST INCOME
Loans and leases including fees                           $  8,317     $  7,939
Securities
    Taxable                                                  1,289        1,608
    Exempt from federal taxes                                  409          433
Federal funds sold                                             178          164
                                                          --------     --------
    Total interest income                                   10,193       10,144

INTEREST EXPENSE
Deposits                                                     3,508        4,012
Borrowings                                                     121          163
Trust preferred securities                                     211           --
                                                          --------     --------
    Total interest expense                                   3,840        4,175

NET INTEREST INCOME                                          6,353        5,969

PROVISION FOR LOAN AND LEASE LOSSES                            420          230
                                                          --------     --------

NET INTEREST INCOME AFTER PROVISION                          5,933        5,739
  FOR LOAN AND LEASE LOSSES

NONINTEREST INCOME:
  Service charges on deposit accounts                        1,357        1,129
  Other fees and charges                                       251          303
  Gain on sale of loans                                         --           11
  Gain (loss) on sales or calls of securities                   11          (18)
  Other                                                        436          143
                                                          --------     --------
    Total noninterest income                                 2,055        1,568

NONINTEREST EXPENSES:
  Salaries and employee benefits                             2,960        2,522
  Occupancy                                                    295          296
  Furniture and equipment                                      334          247
  Merger & integration                                          --          131
  Other                                                      1,937        1,971
                                                          --------     --------
    Total noninterest expenses                               5,526        5,167

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                      2,462        2,140

PROVISION FOR INCOME TAXES                                     773          660
                                                          --------     --------

NET INCOME                                                $  1,689     $  1,480
                                                          ========     ========

EARNINGS PER SHARE:
  Basic                                                   $   0.33     $   0.26
                                                          ========     ========
  Diluted                                                 $   0.33     $   0.25
                                                          ========     ========


     See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands except per share data)

                                                  For the nine months ended September 30,
                                                              2001       2000
                                                            --------   --------
INTEREST INCOME
Loans and leases including fees                             $ 24,721   $ 22,812
Securities
    Taxable                                                    3,438      4,815
    Exempt from federal taxes                                  1,257      1,340
Federal funds sold                                               521        740
                                                            --------   --------
    Total interest income                                     29,937     29,707

INTEREST EXPENSE
Deposits                                                      11,571     11,479
Borrowings                                                       252        505
Trust preferred securities                                       211         --
                                                            --------   --------
    Total interest expense                                    12,034     11,984

NET INTEREST INCOME                                           17,903     17,723

PROVISION FOR LOAN AND LEASE LOSSES                              940      1,320
                                                            --------   --------

NET INTEREST INCOME AFTER PROVISION                           16,963     16,403
  FOR LOAN AND LEASE LOSSES

NONINTEREST INCOME:
  Service charges on deposit accounts                          4,124      3,145
  Other fees and charges                                         869        976
  Gain on sale of loans                                            4         52
  Gain (loss) on sales or calls of securities                     13        (14)
  Gain on demutualization of life insurance holdings              --        683
  Other                                                        1,060        301
                                                            --------   --------
    Total noninterest income                                   6,070      5,143

NONINTEREST EXPENSES:
  Salaries and employee benefits                               8,279      7,418
  Occupancy                                                      928        974
  Furniture and equipment                                      1,007        913
  Merger & integration                                           358        680
  Other                                                        5,567      5,450
                                                            --------   --------
    Total noninterest expenses                                16,139     15,435

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                        6,894      6,111

PROVISION FOR INCOME TAXES                                     2,135      1,860
                                                            --------   --------

NET INCOME                                                  $  4,759   $  4,251
                                                            ========   ========

EARNINGS PER SHARE:
  Basic                                                     $   0.86   $   0.73
                                                            ========   ========
  Diluted                                                   $   0.84   $   0.73
                                                            ========   ========


     See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                         For the nine months ended September 30,
                                                                                    2001        2000
                                                                                  --------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                      $  4,759    $  4,251
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                      875         980
    Amortization of premium on securities                                              (19)          1
    Amortization of core deposit and other intangibles                                 148         186
    Provision for loan and lease losses                                                940       1,320
    Gain on shares received from demutualization of life insurance company              --        (683)
    (Gain) loss on sale or calls of available for sale                                 (13)         14
    (Gain) loss on sale of loans                                                        (4)        (52)
    Provision (benefits) for deferred taxes                                             --          63
    Effect of changes in:
      Accrued interest receivable                                                      500         (60)
      Other assets                                                                  (1,986)        (54)
      Accrued interest and other liabilities                                          (387)        595
                                                                                  --------    --------
          Net cash provided by operating activities                               $  4,813    $  6,561
                                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of other real estate owned                                      307         325
    Net changes in FHLB, FRB and other securities                                       65         231
    Purchases of available for sale                                                (53,647)    (10,500)
    Proceeds from sales of available for sale                                       15,854          56
    Proceeds from maturities/calls of available for sale                            32,921      14,104
    Purchases of held to maturity                                                       --        (998)
    Proceeds from maturities/calls of held to maturity                                  --       2,630
    Proceeds from sales of loans                                                       219       1,167
    Net change in interest-bearing deposits at financial institutions                 (669)      1,246
    Net changes in loans and leases                                                (22,063)    (24,710)
    Purchases of life insurance                                                         --     (10,641)
    Purchases of premises and equipment, net                                        (1,576)     (1,502)
                                                                                  --------    --------
          Net cash used in investing activities                                   $(28,589)   $(28,592)
                                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in deposits                                                          42,344      12,907
    Net change in other borrowed funds                                               3,710      (2,134)
    Cash dividends paid                                                             (2,227)     (1,115)
    Repurchase of common stock                                                     (15,821)         --
    Cash received for stock options exercised                                          247          68
    Proceeds from Company obligated mandatorily redeemable cumulative
      preferred securities of subsidiary grantor trusts                             10,000
    Compensation expense on stock option grants                                         85          --
                                                                                  --------    --------
          Net cash provided by financing activities                               $ 38,338    $  9,726
                                                                                  --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    14,562     (12,305)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        28,728      37,225
                                                                                  --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                              43,290      24,920
                                                                                  ========    ========

ADDITIONAL INFORMATION:
    Cash paid during the period for:
    Interest                                                                        11,899      11,940
    Income taxes                                                                     3,431       2,088

Noncash investing and financing activities
    Transfer of foreclosed loans and leases from loans and leases to other real        274         426
      estate owed
    Transfer of investment securities from held to maturity to available for
      sale                                                                          25,471


           See notes to consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000. The unaudited condensed financial information presented herein has been restated on a historical basis to reflect the merger with Six Rivers National Bank, which closed in October 2000, as a pooling of interests as if the Companies had been combined for all periods presented. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany items and transactions have been eliminated in consolidation.

NOTE B - SECURITIES

At September 30, 2001 and December 31, 2000, the amortized cost of securities and their approximate fair value were as follows:

(in thousands)                                        Gross        Gross       Carrying
                                        Amortized   Unrealized   Unrealized     Amount
Available for sale securities:             Cost       Gains        Losses    (Fair Value)

September 30, 2001
  Securities of U.S. government
    Agencies and corporations           $   6,989   $      88                 $   7,077
  Obligations of states and political
    Subdivisions                           24,598       1,321           (6)      25,913
  Mortgage backed securities               66,157       1,216                    67,373
  Corporate securities                      9,947         123         (141)       9,929
  Other securities                             88                      (16)          72
                                        ---------   ---------    ---------    ---------
                                        $ 107,779   $   2,748    $    (163)   $ 110,364
                                        =========   =========    =========    =========

December 31, 2000
  Securities of U.S. government
    Agencies and corporations           $  48,546   $     168    $    (368)   $  48,346
  Obligations of states and political
    Subdivisions                            2,671          21           (1)       2,691
  Mortgage backed securities               20,871         279          (31)      21,119
  Corporate securities                      6,338          21         (458)       5,901
  Other securities                             88                      (21)          67
                                        ---------   ---------    ---------    ---------
                                        $  78,514   $     489    $    (879)   $  78,124
                                        =========   =========    =========    =========

                                         Carrying
                                          Amount       Gross        Gross
                                        (Amortized   Unrealized   Unrealized
Held to maturity securities:               Cost)       Gains        Losses     Fair Value

September 30, 2001
  Obligation of states and political
    Subdivisions                         $  1,455     $    519     $            $  1,974
                                         ========     ========     ========     ========


                                         Carrying
                                          Amount       Gross        Gross
                                        (Amortized   Unrealized   Unrealized
Held to maturity securities:               Cost)       Gains        Losses     Fair Value

December 31, 2000
  Obligation of states and political
    Subdivisions                         $ 25,811     $  1,115     $            $ 26,926
                                         ========     ========     ========     ========


         Gross realized gains on sales or calls of available-for-sale securities were $11,000 and 13,000 for the three and nine months ended September 30, 2001. There were no gross realized losses on sale of available for sale securities for the three and nine months ended September 30, 2001. Gross realized losses on sale or calls of available for sale securities were $18,000 and $14,000 for the three and nine months ended September 30, 2000. There were no gross realized gains on sale of available for sale securities for the three and nine months ended September 30, 2000.

         There were no gross realized gains or losses on calls of held to maturity securities for the three and nine months ended September 30, 2001 and 2000.

         Scheduled maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost of approximately $88,000 and a fair value of approximately $72,000) at September 30, 2001, are shown below (in thousands). The Company invests in collateralized mortgage obligations ("CMOs") issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association. Actual maturities of CMOs and other securities may differ from contractual maturities because borrowers have the right to prepay mortgages without penalty or call obligations with or without call penalties. The Company uses the "Wall Street" consensus average life at the time the security is purchased to schedule maturities of these CMOs and adjusts scheduled maturities periodically based upon changes in the Wall Street estimates.

                                       Held to Maturity       Available for Sale
                                          Securities              Securities

                                    Amortized
                                      Cost                            Fair Value
                                    (Carrying              Amortized   (Carrying
                                     Amount)   Fair Value     Cost      Amount)

Due in 1 year or less                                       $  4,777   $  4,701
Due after 1 year through 5 years                              25,469     26,269
Due after 5 years through 10 years                            43,873     45,213
Due after 10 years                  $   1,455   $   1,974     33,572     34,109
                                    ---------   ---------     ------     ------


                                    $   1,455   $   1,974   $107,691   $110,292
                                    =========   =========   ========   ========

         At September 30, 2001 and December 31, 2000 securities having fair value amounts of approximately $23,647,000 and $28,507,000 were pledged to secure public deposits, short-term borrowings, treasury tax, loans balances and for other purposes required by law or contract.

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

                                                 Nine months ended September 30,   Three months ended September 30,
                                                 -------------------------------   --------------------------------
(in thousands)                                        2001             2000             2001             2000
                                                     ------           ------           ------           ------

Net income                                           $4,759           $4,251           $1,689           $1,480
Other comprehensive income:
  Holding gain arising during period, net
    of tax                                            1,761              602              811              721
                                                     ------           ------           ------           ------
Total other comprehensive income                      1,761              602              811              721
                                                     ------           ------           ------           ------

Total comprehensive income                           $6,520           $4,853           $2,500           $2,201
                                                     ======           ======           ======           ======

NOTE D - EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three-and nine month periods ended September 30, 2001 and 2000 is reconciled as follows:

                                                 Nine months ended September 30,   Three months ended September 30,
                                                 -------------------------------   --------------------------------
(In thousands except earnings per share)              2001             2000             2001             2000
                                                     ------           ------           ------           ------

Calculation of Basic Earnings Per Share

Numerator - net income                               $4,759           $4,251           $1,689           $1,480
Denominator - weighted average common
    Shares outstanding                                5,537            5,790            5,054            5,795
                                                     ------           ------           ------           ------

Basic Earnings Per Share                             $ 0.86           $ 0.73           $ 0.33           $ 0.26
                                                     ======           ======           ======           ======


Calculation of Diluted Earnings Per Share

Numerator - net income                               $4,759           $4,251           $1,689           $1,480
Denominator - weighted average common
    Shares outstanding                                5,537            5,790            5,054            5,795
    Dilutive effect of outstanding options              112               41              123               52
                                                     ------           ------           ------           ------

                                                      5,649            5,831            5,177            5,847
                                                     ------           ------           ------           ------

Diluted Earnings Per Share                           $ 0.84           $ 0.73           $ 0.33           $ 0.25
                                                     ======           ======           ======           ======

NOTE E - SEGMENT DISCLOSURE

         The Company operates as three business segments; North Valley Bank, Six Rivers National Bank and Other. Management analyzes the operations of NVB, SRNB and Other separately. Other consists of North Valley Bancorp a multi-bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System and Bank Processing Inc, a California corporation, both of which provide services to NVB and SRNB. Management allocates the costs of Bancorp and BPI to NVB and SRNB based primarily on usage through a variety of statistical data. NVB and SRNB are separately chartered institutions each with its own Board of Directors and regulated independently of each other.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating results before income taxes not including nonrecurring gains or losses.

         The Company derives a majority of its revenues from interest income and the chief operating decision maker relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported below using net interest income for the nine months ended September 30, 2001 and 2000.

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

         Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the nine month periods ended September 30, follows:

                                        NVB       SRNB       Other       Total
     Nine months ended:              ------------------------------------------
     September 30, 2001:

     Total revenues                  $ 20,243   $ 11,683   $  4,081    $ 36,007
     Net income (loss)               $  4,312   $    943   $   (496)   $  4,759
     Interest income                 $ 19,644   $ 10,266   $     27    $ 29,937
     Interest expense                $  7,630   $  4,193   $    211    $ 12,034
     Net interest income             $ 12,014   $  6,073   $   (184)   $ 17,903
     Depreciation and amortization   $    642   $    350   $     12    $  1,004
     Total assets                    $381,196   $200,772   $  2,724    $584,692

     September 30, 2000:

     Total revenues                  $ 21,718   $ 12,763   $    369    $ 34,850
     Net income (loss)               $  4,288   $    617   $   (654)   $  4,251
     Interest income                 $ 18,080   $ 11,616   $     11    $ 29,707
     Interest expense                $  6,929   $  5,055   $     --    $ 11,984
     Net interest income             $ 11,151   $  6,561   $     11    $ 17,723
     Depreciation and amortization   $    610   $    506   $     51    $  1,167
     Total assets                    $324,516   $210,234   $  1,521    $536,271


NOTE F - STOCK REPURCHASE PLANS

         On May 31, 2001, the Company announced a stock repurchase plan whereby up to 7% of the Company's outstanding common stock would be purchased by the Company and retired. On June 21, 2001, the Company completed this stock repurchase plan by repurchasing and retiring 408,200 shares of common stock from the open market for total consideration of $6,006,000 at an average price per share of $14.71, which has been recorded as a reduction to common stock and to retained earnings.

         On July 20, 2001, the Company announced that the Board of Directors of the Company had authorized an additional stock repurchase plan whereby up to 8% of the Company's outstanding common stock would be purchased by the Company and retired. On August 3, 2001, the Company completed this repurchase by purchasing and retiring 433,000 shares of common stock from the open market for total consideration of $6,240,000 at an average price per share of $14.41, which has been recorded as a reduction to common stock and to retained earnings.

         On August 27, 2001, the Company announced that the Board of Directors of the Company had authorized an additional stock repurchase plan whereby up to 5% of the Company's outstanding common stock would be purchased by the Company and retired. On September 6, 2001, the Company completed this repurchase by purchasing and retiring 250,000 shares of common stock from the open market for total consideration of $3,575,000 at an average price per share of $14.30, which has been recorded as a reduction to common stock and to retained earnings.

         On September 28, 2001, the Company announced that the Board of Directors of the Company had authorized an additional stock repurchase plan whereby up to 2.5% of the Company's outstanding common stock would be purchased by the Company and retired. As of September 30, 2001 no common stock had been repurchased under this plan. As of November 13, 2001, the Company had repurchased and retired 89,500 shares of common stock from the open market for total consideration of $1,188,875 at an average price per share of $13.28, which will be recorded as a reduction to common stock and to retained earnings.

NOTE G - COMPANY OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

         North Valley Capital Trust I is a Delaware business trust wholly owned by the Company and formed for the purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities of Subsidiary Grantor Trust holding solely junior subordinated debentures.

         During the third quarter of 2001, North Valley Capital Trust I issued 10,000 Trust Preferred Securities with a liquidation value of $1,000 to the Company for gross proceeds of $10,000,000. The entire proceeds of the issuance were invested by North Valley Capital Trust I in $10,000,000 aggregate principal amount of 10.25% subordinated debentures due in 2031 (the Subordinated Debentures) issued by the Company. The Subordinated Debentures represent the sole assets of North Valley Capital Trust I. The Subordinated Debentures mature in 2031, bear interest at the rate of 10.25%, payable semi-annually, and are redeemable by the company at a premium beginning on or after 2031 based on a percentage of the principal amount of the Subordinated Debentures stipulated in the Indenture Agreement, plus any accrued and unpaid interest to the redemption date. The Subordinated Debentures are redeemable at 100 percent of the principal amount plus any accrued and unpaid interest to the redemption date at any time on or after 2031. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on 2031.

         Holders of the trust preferred securities are entitled to cumulative cash distributions at an annual rate of 10.25% of the liquidation amount of $1,000 per security. The company has the option to defer payment of the distributions for a period of up to five years, as long as the company is not in default in the payment of interest on the Subordinated Debentures. The company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities (the Guarantee). The Guarantee, when taken together with the company's obligations under the Subordinated Debentures, the Indenture Agreement pursuant to which the subordinated Debentures were issued and the company's obligations under the Trust Agreement governing the subsidiary trust, provide a full and unconditional guarantee of amounts due on the Trust Preferred Securities.

         The Subordinated Debentures and related trust investment in the Subordinated Debentures have been eliminated in consolidation and the Trust Preferred Securities reflected as outstanding in the accompanying condensed consolidated financial statements. Under applicable regulatory guidelines all of the Trust Preferred Securities will qualify as Tier I capital.

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations", and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after September 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangibles assets acquired outside of a business combination whether acquired individually or with a group of other assets and the recognition and measurement of goodwill and other intangibles assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be required to be tested at least annually for impairment. The Company is required to adopt SFAS No. 142 beginning January 1, 2002. Early adoption is not permitted. As of September 30, 2001, the Company had core deposit and other intangibles, net of accumulated amortization of $3,303,000, which will continue to amortize under SFAS No. 142. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

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

         The Company conducts a commercial and retail banking business with NVB operating eleven full service banking offices, including two supermarket branches, in Shasta and Trinity Counties and with SRNB operating seven full service banking offices in Humboldt, Del Norte and Mendocino counties. The Company operates as three business segments NVB, SRNB, and Other providing demand, savings, money market rate deposit accounts, and time deposits, and making commercial, real estate and consumer loans. The Company also offers installment note collections, issues cashier's checks and money orders, sells travelers' checks and provides safe deposit boxes and other customary banking services. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than 10% of the Company's revenues.

         Certain statements in this Form 10-Q (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Shasta County; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. In addition, recent events, including those of September 11, 2001, have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the company or its customers, including borrowers.

Earnings Summary
----------------

                                                 Nine months ended September 30,   Three months ended September 30,
                                                 -------------------------------   --------------------------------
(In thousands except per share amounts)               2001             2000             2001             2000
                                                     ------           ------           ------           ------

Net interest income                                  $17,903          $17,723          $ 6,353          $ 5,969
Provision for loan losses                                940            1,320              420              230
Noninterest income                                     6,070            5,143            2,055            1,568
Noninterest expense                                   16,139           15,435            5,526            5,167
Provision for income taxes                             2,135            1,860              773              660
                                                     -------          -------          -------          -------
Net income                                           $ 4,759          $ 4,251          $ 1,689          $ 1,480
                                                     =======          =======          =======          =======

Earnings Per Share
    Basic                                            $  0.86          $  0.73          $  0.33          $  0.26
    Diluted                                          $  0.84          $  0.73          $  0.33          $  0.25

Annualized Return on Average Assets                     1.15%            1.07%            1.18%            1.11%
Annualized Return on Average Equity                    11.85%           10.61%           13.86%           10.94%


         The Company's consolidated net income for the nine months ended September 30, 2001 was $4,759,000, or $0.84 diluted earnings per share, compared to $4,251,000, or $0.73 diluted earnings per share for the same period in 2000. Return on average assets was 1.15% and return on average equity was 11.85% for the nine months ended September 30, 2001 improving slightly over the 1.07% and 10.61% for the same period in 2000. Net income for the three months ended September 30, 2001 increased to $1,689,000 or $0.33 per diluted share, compared to $1,480,000 or $0.25 per diluted share for the same period in 2000. Return on average assets was 1.18% and return on average equity was 13.86% for the three months ended September 30, 2001 improving from 1.11% and 10.94% for the same period in 2000.

         Negatively impacting earnings for the nine months ended September 30, 2001 and 2000 were merger and integration expenses of $358,000 and $680,000. Included in net earnings for the nine month period ended September 30, 2000 was a one-time pre-tax revenue item of $683,000 which represents the value of 40,153 shares of common stock acquired by the Company from the demutualization of a life insurance company. Core earnings, which represents net income excluding merger and integration charges and other non-recurring income, on an after tax basis, totaled $5,006,000 or $0.89 per diluted share for the nine months ended September 30, 2001 as compared to core earnings of $4,249,000 or $0.73 per diluted share for the same period in 2000 . The increase in core earnings primarily resulted from increases in noninterest income and a reduction in the provision for loan losses partially offset by increases in salaries and benefit expenses.

         For the nine months ended September 30, 2001,the Company added to its allowance for loan and lease losses through a provision charged to earnings of $940,000. This compares to $1,320,000 for the same period in 2000. The decreased level of provision is due primarily to improved asset quality in the loan and lease portfolio as well as slightly slower growth in the loan and lease portfolio over the first nine months of 2001 compared to prior periods offset by additional provisions due to the increased inherent risk in the portfolio resulting from the current economic environment and the impacts of the events of September 11, 2001. Management believes that the current level of allowance for loan and lease losses as of September 30, 2001 of $5,529,000 or 1.41% of total loans and leases is adequate at this time. The allowance for loan and lease losses was $4,964,000 or 1.34% of total loans and leases at December 31, 2000.

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

         The following table is a summary of the Company's net interest income presented on a fully taxable equivalent (FTE) basis for the periods indicated:

                                 Nine months ended September 30,   Three months ended September 30,
                                 -------------------------------   --------------------------------
(In thousands)                        2001             2000             2001             2000
                                     ------           ------           ------           ------

Interest income                     $29,937          $29,707          $10,193          $10,144
Less: Interest expense               12,034           11,984            3,840            4,175
FTE adjustment                          620              660              202              213
                                    -------          -------          -------          -------
Net interest income (FTE)           $18,523          $18,383          $ 6,555          $ 6,182
                                    =======          =======          =======          =======

         Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The increase in net interest income (FTE) for the three-and nine month periods ended September 30, 2001 resulted primarily from the growth in average earning assets as well as decreasing rates paid on interest-bearing liabilities offset by lower yields on earning assets. During the first nine months of 2001, the Federal Reserve Bank Board reduced short term interest rates by 350 basis points. In addition, short term interest rates have decreased an additional 100 basis points through November 13, 2001. As interest rates decreased, rates paid on interest-bearing liabilities decreased slightly faster than yields on earning assets. Average loans and leases increased to $374,647,000 for the nine months ended September 30, 2001, as compared to $337,714,000 for the same period in 2000, a 10.9% increase while average investment securities and overnight investments decreased from an average of $141,647,000 during the first nine months of 2000 to $119,784,000 for the same period in 2001 a 15.4% decrease. Although average interest earning assets for the nine months ended September 30, 2001increased by $15,070,000 from the same period last year, yields on earning assets decreased by 21 basis points. Average interest bearing liabilities increased from $393,668,000 for the nine months ended September 30, 2000 to $413,756,000 for the same period in 2001 while the average rate paid decreased by 16 basis points over the same period. During the third quarter of 2001, average interest earning assets increased by $33,088,000 from the same period last year, however yields on earning assets decreased by 52 basis points. During the third quarter of 2001, average interest bearing liabilities increased to $435,688,000 from $401,632,000 for the same period in 2000 while the average rate paid decreased by 54 basis points.

         The following table is a summary of the Company's net interest margin
(FTE) for the periods indicated:

                                                 Nine months ended September 30,   Three months ended September 30,
                                                 -------------------------------   --------------------------------
                                                      2001             2000             2001             2000
                                                     ------           ------           ------           ------

Yield on earning assets                               8.24%            8.45%            8.00%            8.52%
Rate paid on interest-bearing liabilities             3.88%            4.06%            3.50%            4.12%
                                                      ----             ----             ----             ----
  Net interest spread                                 4.36%            4.39%            4.50%            4.39%
                                                      ====             ====             ====             ====
  Net interest margin                                 4.99%            5.11%            5.04%            5.14%
                                                      ====             ====             ====             ====

Noninterest Income
------------------

         The following table is a summary of the Company's noninterest income for the periods indicated:

                                                 Nine months ended September 30,   Three months ended September 30,
Noninterest Income                               -------------------------------   --------------------------------
 (In thousands)                                       2001             2000             2001             2000
                                                     ------           ------           ------           ------

 Gain on demutualization of life insurance
   holdings                                          $   --           $  683           $   --           $   --
 Service charges on deposit accounts                  4,124            3,145            1,357            1,129
 Other fees and charges                                 869              976              251              303
 Gain on sale of loans                                    4               52               --               11
 Gain (loss) on sale or calls of securities              13              (14)              11              (18)
 Other                                                1,060              301              436              143
                                                     ------           ------           ------           ------
Total noninterest income                             $6,070           $5,143           $2,055           $1,568
                                                     ======           ======           ======           ======

         Noninterest income increased to $6,070,000 for the nine months ended September 30, 2001 as compared to $5,143,000 for the same period in 2000, an increase of $927,000. This increase is primarily the result of service charges on deposits increasing by $979,000 or 31.1% as well as other income increasing by $759,000 offset by the $683,000 decrease from the one time gain on the demutualization of a life insurance holding which occurred in the first quarter of 2000. The increase in other income was due to the recognition of $613,000 of earnings on life insurance holdings which were purchased to fund the Company's salary continuation plan. Excluding the $683,000 one-time gain on the demutualization of a life insurance holding which occurred in the first quarter of 2000, noninterest income increased by $1,610,000 or 36.1% during the first nine months of 2001 compared to the same period in 2000.

         For the quarter ended September 30, 2001, noninterest income increased by $487,000 or 31.1% over the same period in 2000. As discussed above, service charges on deposits and other income drove this variance, increasing by $228,000 and $293,000, respectively.

         In March of 2000, NVB began a program called Positively Free Checking(TM) in which NVB offers retail checking accounts to customers, which have no per-check fee and no monthly service charge fee. This program has increased the level of new accounts and new customers at NVB. In October of 2000, this same program was implemented at SRNB. This program has been instrumental in increasing service charge income for the Company in the first nine months of 2001 and management believes that this program will continue to enhance fee income throughout 2001.

Noninterest Expense
-------------------

         The following table is a summary of the Company's noninterest expense for the periods indicated:

                                                 Nine months ended September 30,   Three months ended September 30,
Noninterest Expense                              -------------------------------   --------------------------------
(In thousands)                                        2001             2000             2001             2000
                                                     ------           ------           ------           ------

Salaries & employee benefits                        $ 8,279          $ 7,418          $ 2,960          $ 2,522
Merger & acquisition expense                            358              680               --              131
Furniture & equipment expense                         1,007              913              334              247
Occupancy expense                                       928              974              295              296
Data processing expenses                                277              521               85              206
ATM expense                                             420              452              133              120
Printing & supplies                                     415              330              130               88
Postage                                                 372              298              127              113
Messenger expense                                       206              234               68               81
Professional services                                   499              832              193              256
Other                                                 3,378            2,783            1,201            1,107
                                                    -------          -------          -------          -------
    Total Noninterest expense                       $16,139          $15,435          $ 5,526          $ 5,167
                                                    =======          =======          =======          =======


         Noninterest expense totaled $16,139,000 for the nine-month period ended September 30, 2001, compared to $15,435,000 for the same period in 2000. Salaries and benefits increased by $861,000 or 11.6% to $8,279,000 for the nine months ended September 30, 2001 compared to $7,418,000 for the same period in 2000. Of this $861,000 increase, $329,000 was due to salary continuation plan expense accruals. These costs are offset by earnings on the cash surrender value of life insurance policies purchased by the Company for certain key executives which are included in Other income'. The remaining increase in salary expense was due to regular merit increases for existing employees. The Company's efficiency ratio for the first nine months of 2001 was 67.3%, slightly lower than the 67.5% efficiency ratio achieved for the first nine months of 2000. The efficiency ratio for 2000 includes the $683,000 one-time revenue item recognized in the first quarter of 2000 from the demutualization of life insurance holdings. The efficiency ratio for the nine months ended September 30, 2001 as calculated without this item and without the merger and integration charges was 65.8% as compared to 66.5% for the same period in 2000.

         Noninterest expense for the quarter ended September 30, 2001 was $5,526,000 compared to $5,167,000 for the same period in 2000. The increase was driven by salary expense which increased by $438,000 or 17.4% partially offset by merger and integration charges of $131,000 in the third quarter of 2000 and zero in the same period in 2001.

Income Taxes
------------

         The provision for income taxes for the nine months ended September 30, 2001 was $2,135,000 as compared to $1,860,000 for the same period in 2000. The effective income tax rate for state and federal income taxes was 31.0% for the nine months ended September 30, 2001 compared to 30.4% for the same period in 2000. The provision for income taxes for the three months ended September 30, 2001 was $773,000 as compared to $660,000 for the same period in 2000. The effective income tax rate for state and federal income taxes was 31.4% for the three months ended September 30, 2001 compared to 30.8% for the same period in 2000. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company's investment in municipal securities which are exempt from Federal taxes.

Impaired, Nonaccrual, Past Due and Restructured Loans and leases and Other Real Estate Owned
-------------------------------------------------------------------------------

         At September 30, 2001, the recorded investment in loans and leases for which impairment has been recognized was approximately $499,000 with a related valuation allowance of $251,000. For the period ended September 30, 2001, the average recorded investment in loans and leases for which impairment has been recognized was approximately $528,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $30,000 for cash payments received in 2001.

         At December 31, 2000, the recorded investment in loans and leases for which impairment had been recognized was approximately $811,000 with a related valuation allowance of $400,000. For the year ended December 31 2000, the average recorded investment in loans and leases for which impairment had been recognized was approximately $1,376,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $124,000 for cash payments received in 2000.

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

         A summary of non-performing assets at September 30, 2001, and December 31, 2000, is as follows:

                                                             September 30,   December 31,
                                                                 2001            2000


Total nonaccrual loans and leases                             $     511       $     780
Loans and leases 90 days past due and still accruing
  interest                                                          855             561
                                                              ---------       ---------

Total nonperforming loans and leases                              1,366           1,341
Other real estate owned                                             308             341
                                                              ---------       ---------

Total nonperforming assets                                    $   1,674       $   1,682
                                                              =========       =========

Nonaccrual loans and leases to total gross loans and
  leases                                                           0.13%           0.21%

Nonperforming loans and leases to total gross loans
  and leases                                                       0.35%           0.36%
Total nonperforming assets to total assets                         0.29%           0.31%

Allowance for Loan and Lease Losses
-----------------------------------

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the loan portfolio, including unused commitments to provide financing. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan loss experience, and the Company's underwriting policies. The allowance for loan losses is maintained at an amount management considers adequate to cover losses in loans receivable, which are deemed probable and estimable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgements different from those of management.

         The allowance for loan losses is comprised of three primary types of allowances:

         1.       Formula Allowance

                  Formula allowances are based upon loan loss factors that reflect management's estimate of the inherent loss in various segments of or pools within the loan portfolio. The loss factor is multiplied by the portfolio segment (e.g. multifamily permanent mortgages) balance (or credit commitment, as applicable) to derive the formula allowance amount. The loss factors are updated periodically by the Company to reflect current information that has an effect on the amount of loss inherent in each segment.

         2.       Specific Allowance

                  Specific allowances are established in cases where management had identified significant conditions or circumstances related to an individually impaired credit. In other words, these allowances are specific to the loss inherent in a particular loan. The amount for a specific allowance is calculated in accordance with SFAS No. 114, "Accounting By Creditors For Impairment Of A Loan".

         3.       Unallocated Allowance

                  The Company maintains an unallocated loan loss allowance that is based upon management's evaluation of conditions that are not directly measured in the determined of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan portfolio segments. The conditions evaluated in connection with the unallocated allowance at September 30, 2001 included the following, which existed at the balance sheet date:

         o General business and economic conditions and affecting the Company's key lending areas

         o        Real estate values in California

         o        Loan volumes and concentrations

         o        Seasoning of the loan portfolio

         o        Status of the current business cycle

         o Specific industry or market conditions within portfolio segments

         At September 30, 2001, the allowance for loan losses was comprised of $4,798 thousand in formula allowance, $56 thousand in specific allowance, and $675 thousand in unallocated allowance. The $4,798 thousand in formula allowance reflects management's estimate of the inherent loss in various pools or segments in the portfolio, and includes adjustments for general economic conditions, trends in the portfolio, and changes in the mix of the portfolio. The $675 thousand in unallocated allowance reflects the Company's consideration of the following factors, as well as more general factors including the slowing economy, increased layoffs and unemployment, and consumer and business reactions to the events of September 11, 2001:

o The recent potential adverse effects of a decline in tourism impacting the hospitality that is a significant component of the economies within our service area;

o Slight increases in local unemployment which may have an impact on our retail consumer portfolio;

o Continued changes in the mix of our loan portfolio toward increased emphasis on commercial business and real estate lending.

Management anticipates that should the Company accomplish its strategic plan and be successful in:

o        generating further growth in loans receivable held for investment

o emphasizing the origination and purchase of income property real estate loans

o        continuing expansion of commercial business lending

Future provisions will result and the ratio of the allowance for loan losses to loans outstanding will increase. Experience across the financial services industry indicates that commercial business and income property loans may present greater risks than residential real estate loans, and therefore should be accompanied by suitably high levels of reserves.

         A summary of the allowance for loan and lease losses at September 30, 2001, September 30, 2000 and December 31, 2000, is as follows:

                                                                             September 30,   September 30,    December 31,
(In thousands)                                                                    2001            2000            2000
                                                                               ---------       ---------       ---------

Balance beginning of period                                                    $   4,964       $   4,606       $   4,606
Provision for loan and lease losses                                                  940           1,320           1,670
Net charge offs                                                                      375           1,353           1,312
                                                                               ---------       ---------       ---------

Balance end of period                                                          $   5,529       $   4,573       $   4,964
                                                                               =========       =========       =========

Allowance for loan and lease losses to nonaccrual loans and
leases                                                                          1,082.00%         525.60%         636.41%
Allowance for loan and lease losses to nonperforming loans and
leases                                                                            404.76%         304.19%         370.17%
Allowance for loan and lease losses to total gross loans and
leases                                                                              1.41%           1.30%           1.34%
Allowance for loan and lease losses to nonperforming assets                       330.29%         200.04%         295.12%
Ratio of net charge-offs to average loans and leases
 outstanding (annualized)                                                           0.10%           0.72%           0.38%

         The evaluation process is designed to determine the adequacy of the allowance for loan and lease losses. This process attempts to assess the risk of losses inherent in the loan and lease portfolio by segregating the allowance for loan and lease losses into three components: "Specific," "loss migration," and "general." The specific component is established by allocating a portion of the allowance for loan and lease losses to individual classified credits on the basis of specific circumstances and assessments. The loss migration component is calculated as a function of the historical loss migration experience of the internal loan credit risk rating categories. The general component is an unallocated portion that supplements the first two components and includes: management's judgement of the current economic conditions, borrower's financial condition, loan and lease impairment, evaluation of the performing loan and lease portfolio, continual evaluation of problem loans and leases identified as having a higher degree of risk, off balance sheet risks, net charge off trends, and other factors. In addition to reserves related to the increase in the overall level of loans and leases of $21,199,000 for the nine months ended September 30, 2001 compared to December 31, 2000, management believes the inherent risks within the portfolio have increased due to the current economic environment, particularly as it affects the commercial and real estate markets, the increased levels of layoffs in California and the potential impacts of the California energy crisis. These factors support the need for an increase in the allocated and unallocated reserves for commercial lending and consumer loans. The allowance for loan and lease losses was 1.41% of total loans and leases as of September 30, 2001, compared to 1.34% on December 31, 2000.

         There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the levels of the allowance for loan and lease losses and the related provision for loan and lease losses in future periods.

Company obligated mandatorily receemable cumulative trust preferred securities of subsidiary grantor trust
------------------------------------------------------------------------------

         On July 16, 2001, the Company completed an offering of $10,000,000 of 10.25% mandatorily redeemable cumulative trust preferred securities ("trust preferred securities") through North Valley Capital Trust I, a Delaware statutory business trust wholly owned by the Company and formed for the exclusive purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities of the Subsidiary Grantor Trust holding solely junior subordinated debentures. Payments in respect of the trust preferred securities are guaranteed by the Company, and the entire proceeds of the offering were used to purchase Junior Subordinated Deferrable Interest Debentures issued by the Company. A significant portion of the proceeds were used to fund the common stock repurchase plans. The trust preferred securities mature in 2031 and qualify as Tier 1 capital under the capital guidelines of the federal bank regulatory agencies, including the Board of Governors of the Federal Reserve System.

Liquidity
---------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $11,500,000 as of September 30, 2001 were available to provide liquidity. In addition, NVB and SRNB are both members of the Federal Home Loan Bank ("FHLB") System providing additional borrowing capacity of $23,152,000 secured by certain loans and investment securities. The Company also has a line of credit with Federal Reserve Bank ("FRB") of $10,933,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of September 30, 2001, borrowings consisted of $20,000,000 in medium-term FHLB advances, long-term borrowings of $415,000 were outstanding with the FHLB and $296,000 was outstanding with the FRB under the Treasury, Tax, and Loan program.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $157,199,000 and $134,818,000 (or 26.9% and 25.0% of total assets) at September 30, 2001 and December 31, 2000, respectively. Total liquid assets for September 30, 2001 and December 31, 2000 include investment securities of and $1,455,000 and $25,811,000, respectively, classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $446,069,000 and $412,807,000 at September 30, 2001 and December 31, 2000, respectively.

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

         The hypothetical impact of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. This exercise is valuable in identifying risk exposures. The results for the Company's September 30, 2001 simulation analysis indicate that the Company's net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of December 31, 2000.

         For this simulation analysis, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk.


Financial Condition as of September 30, 2001 As Compared to December 31, 2000
-----------------------------------------------------------------------------

         Total assets at September 30, 2001, were $584,692,000, compared to December 31, 2000 assets of $540,221,000. Investment securities and federal funds sold totaled $127,164,000 at September 30, 2001, compared to $105,235,000 at December 31, 2000.

         Loans and leases, the Company's major component of earning assets increased during the first nine months of 2001 to $385,293,000 at September 30, 2001 from $364,659,000 at December 31, 2000. The Company's average loan to deposit ratio was 77.8% for the first nine months of 2001 and 76.4% for the three months ended September 30, 2001.

         Total deposits increased to $502,635,000 at September 30, 2001 compared to $460,291,000 at December 31, 2000 with the growth occurring across all categories of deposits. Of this $42,344,000 increase in total deposits, $19,475,000 was in non-interest bearing demand deposits which represents the Company's least expensive source of funding.

         The Company maintains sufficient capital to support future growth and dividend payouts while maintaining the confidence of depositors and investors by increasing shareholder value. The Company has provided the majority of its capital requirements through the retention of earnings. In order to increase shareholder value, the Company has repurchased a significant amount of its common stock. (Please see Note F-Stock Repurchase in the accompanying notes to the financial statements). As a result of this stock repurchase, the Company's earnings, the exercise of stock options and the changes in other comprehensive income stockholders' equity decreased to $44,243,000 as of September 30, 2001, as compared to $54,857,000 at December 31, 2000. Both of the Company's subsidiary banks were considered well capitalized at September 30, 2001 and December 31, 2000.

         The Company and the Bank have levels of capital in excess of all regulatory requirements. The risk-based capital ratios are listed below.

                                                                                       To Be Well
                                                                                   Capitalized Under
                                                              For Capital          Prompt Corrective
                                        Actual             Adequacy Purposes       Action Provisions
                                  -------------------     -------------------     -------------------
                                                          Minimum     Minimum     Minimum     Minimum
                                   Amount      Ratio       Amount      Ratio       Amount      Ratio
Company
As of September 30, 2001:
  Total capital
    (to risk weighted assets)     $ 54,640     12.72%     $ 34,373      8.00%          N/A        N/A
  Tier I capital
    (to risk weighted assets)     $ 49,267     11.47%     $ 17,187      4.00%          N/A        N/A
  Tier I capital
    (to average assets)           $ 49,267      8.63%     $ 22,835      4.00%          N/A        N/A


As of December 31, 2000:
  Total capital
    (to risk weighted assets)     $ 56,415     14.30%     $ 31,571      8.00%          N/A        N/A
  Tier I capital
    (to risk weighted assets)     $ 51,482     13.05%     $ 15,785      4.00%          N/A        N/A
  Tier I capital
    (to average assets)           $ 51,482      9.73%     $ 21,161      4.00%          N/A        N/A


North Valley Bank
As of September 30, 2001:
  Total capital
    (to risk weighted assets)     $ 34,644     11.61%     $ 23,862      8.00%     $ 29,828     10.00%
  Tier I capital
    (to risk weighted assets)     $ 31,541     10.57%     $ 11,931      4.00%     $ 17,897      6.00%
  Tier I capital
    (to average assets)           $ 31,541      8.49%     $ 14,858      4.00%     $ 18,572      5.00%

As of December 31, 2000:
  Total capital
    (to risk weighted assets)     $ 37,830     13.96%     $ 21,686      8.00%     $ 27,108     10.00%
  Tier I capital
    (to risk weighted assets)     $ 34,912     12.88%     $ 10,843      4.00%     $ 16,265      6.00%
  Tier I capital
    (to average assets)           $ 34,912     10.51%     $ 13,290      4.00%     $ 16,613      5.00%

Six Rivers National Bank
As of September 30, 2001:
  Total capital
    (to risk weighted assets)     $ 17,632     13.67%     $ 10,322      8.00%     $ 12,902     10.00%
  Tier I capital
    (to risk weighted assets)     $ 16,009     12.41%     $  5,161      4.00%     $  7,741      6.00%
  Tier I capital
    (to average assets)           $ 16,009      8.22%     $  7,787      4.00%     $  9,734      5.00%

As of December 31, 2000:
  Total capital
    (to risk weighted assets)     $ 16,492     13.16%     $ 10,022      8.00%     $ 12,528     10.00%
  Tier I capital
    (to risk weighted assets)     $ 14,920     11.91%     $  5,011      4.00%     $  7,517      6.00%
  Tier I capital
    (to average assets)           $ 14,920      7.61%     $  7,844      4.00%     $  9,805      5.00%

California Power Crisis
-----------------------

         Various factors including the opening of new power plants, moderate weather, the national economic slowdown, and energy conservation contributed to the Sate of California's being able to meet electricity demand during the summer of 2001 with only minimal disruption. While the peak summer demand season is now over, longer term aspects of the California energy crisis remain, including uncertainty regarding the effect of the various financial components of the crisis. The Company and its vendors or borrowers could be materially and adversely affected either directly or indirectly by a severe electric power shortage.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         In Management's opinion there has not been a material change in the Company's market risk profile for the nine months ended September 30, 2001 compared to December 31, 2000.

PART II. OTHER INFORMATION
--------------------------

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

         N/A

Item 5.  Other Information

         N/A

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - none.

         (b) Reports on Form 8-K during the quarter ended September 30, 2001:

             Filed July 20, 2001 - Second Quarter 2001 Earnings Press Release

             Filed July 20, 2001 - Stock Repurchase Plan announced by North Valley Bancorp

             Filed July 24, 2001 - North Valley Bancorp announces Stock Repurchase Program

             Filed August 28, 2001 - North Valley Bancorp announces Stock Repurchase Program

             Filed September 10, 2001 - North Valley Bancorp announces Completion of Stock Repurchase Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
--------------------
(Registrant)


Date    November 14, 2001
        -----------------

By:

/s/ EDWARD J. CZAJKA
--------------------------------------------------
Edward J. Czajka
Executive Vice President & Chief Financial Officer