Form 10-K
period 2001-12-31
NORTH VALLEY BANCORP
filed 2002-04-01
CIK 353191

FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2001

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to _______________.

                         Commission file number 0-10652
                                                -------

                              NORTH VALLEY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                California                                       94-2751350
--------------------------------------------------------------------------------
       (State or other jurisdiction                            (IRS Employer
     of incorporation or organization)                       Identification No.)

300 Park Marina Circle, Redding, California                         96001
--------------------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, was $74,940,000 as of March 18, 2002

The number of shares outstanding of common stock as of March 18, 2002, were 4,669,168.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

                                TABLE OF CONTENTS
                                -----------------

Part I
------
Item 1       Description of Business                                          3

Item 2       Description of Properties                                       21

Item 3       Legal Proceedings                                               21

Item 4       Submission of Matters to a Vote of Security Holders             22

Part II
-------
Item 5       Market for Registrant's Common Equity and Related
               Stockholders Matters                                          22

Item 6       Selected Financial Data                                         23

Item 7       Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     24

Item 7A      Quantitative and Qualitative Disclosures About Market Risk      35

Item 8       Financial Statements and Supplementary Data                     35

Item 9       Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure                                      36

Part III
--------
Item 10      Directors and Executive Officers of the Registrant;             36

Item 11      Executive Compensation                                          36

Item 12      Security Ownership of Certain Beneficial Owners and Management  36

Item 13      Certain Relationships and Related Transactions                  36

Part IV
-------
Item 14      Exhibits, Financial Statement Schedules and Reports on
               Form 8-K                                                      36

             Financial Statements                                            37

             Signatures                                                      69

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

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

General
-------

         North Valley Bancorp (the "Company") is a multi-bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Board of Governors"). The Company was incorporated in 1980 in the State of California. On October 11, 2000, the Company completed its plan of reorganization with Six Rivers National Bank, which now operates as a wholly owned subsidiary of North Valley Bancorp. Unless otherwise noted, the information contained herein has been restated on a historical basis as a pooling of interests as if the Company and Six Rivers National Bank had been combined for all periods presented. On January 2, 2002, Six Rivers National Bank became a California State chartered bank and in conjunction with this charter conversion, changed its name to Six Rivers Bank. The Company wholly owns its principal subsidiaries, North Valley Bank ("NVB"), Six Rivers Bank ("SRB"), North Valley Trading Company ("Trading Company"), which is inactive, Bank Processing, Inc. ("BPI"), a California corporation, and North Valley Capital Trust 1. The sole subsidiary of NVB, which is inactive, is North Valley Basic Securities (the "Securities Company").

         At December 31, 2001, the Company had approximately 342 employees, (which includes 303 full-time equivalent employees). None of the Company's employees are represented by a union and management believes that relations with employees are good.

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

         NVB operates eleven banking offices in Shasta and Trinity Counties, for which it has received all of the requisite regulatory approvals. The headquarters office in Redding opened in February 1973. In October 1973, NVB opened its Weaverville Office; in October 1974, its Hayfork Office; in January 1978, its Anderson Office; and in September 1979, its Enterprise Office (East Redding). On December 20, 1982, NVB acquired the assets of two branches of the Bank of California: one located in Shasta Lake and the other in Redding, California. On June 1, 1985, NVB opened its Westwood Village Office in South Redding. On November 27, 1995, NVB opened a branch located in Palo Cedro, California. On October 14, 1997, NVB opened a branch located in Shasta Lake, California. NVB opened two super-market branches in 1998 located in Cottonwood, California, on January 20, 1998, and Redding, California, on September 8, 1998. On May 11, 1998, NVB opened a Business Banking Center in Redding, California, to provide banking services to business and professional clients. On August 13, 2001, the Business Banking Center, North Valley Bancorp Securities and Administrative offices moved to a new location in Redding, CA.

         Six Rivers National Bank was formed in 1989 as a national banking association. On January 2, 2002, Six Rivers National Bank became a California state-chartered bank and changed its name to Six Rivers Bank. SRB operates seven full service offices in Eureka (2), Crescent City, Ferndale, Garberville, McKinleyville and Willits. In 1997, SRB completed the purchase and conversion of four branches of Bank of America which increased its presence from its original market of Humboldt and Del Norte counties into Trinity County to the Northeast and Mendocino County to the South. During the fourth quarter of 2000, the SRB Weaverville branch was sold which was a condition to the closing of the plan of reorganization with the Company. SRB is principally supervised and regulated by the California Commissioner of Financial Institutions (the "Commissioner") and conducts a commercial and retail banking business, which includes accepting demand, savings, money market rate deposit accounts, and time deposits, and making commercial, real estate and consumer loans. As a federally insured bank, SRB is also subject to regulation by the FDIC and its deposits are insured by the FDIC up to the legal limits thereupon. SRB does not offer trust services or international banking services and does not plan to do so in the near future

         The Trading Company, incorporated under the laws of the State of California in 1984, formed a joint venture to explore trading opportunities in the Pacific Basin. The joint venture terminated in July 1986, and the Trading Company is now inactive. The Securities Company, formed to hold premises pursuant to Section 752 of the California Financial Code, is inactive. North Valley Consulting Services was established as a consulting service for depository institutions and in December 1988, changed its name to Bank Processing, Inc. BPI was established as a bank processing service to provide data processing services to other depository institutions, pursuant to Section 225.25(b)(7) of Federal Reserve Regulation Y and Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended ("BHCA").

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

         At December 31, 2001, BPI had cash on-hand of approximately $321,000.

         North Valley Capital Trust 1 is a Delaware business trust wholly-owned by the Company and formed in 2001 for the exclusive purpose of issuing Company obligated manditorily redeemable cumulative trust preferred securities of Subsidiary Grantor Trust holding solely junior subordinated debentures.

         From August 18, 1995 through July 4, 2001, NVB maintained an agreement with Linsco Private Ledger ("LPL") which furnished brokerage services and standardized investment advice to Bank customers. On January 8, 2001, SRB and NVB signed agreements with Essex National Securities ("Essex") whereby Essex will provide brokerage services and standardized investment advice to SRB customers at SRB's Main office located at 402 F Street, Eureka, California and to NVB customers at NVB administrative offices located at 300 Park Marina Circle in Redding, California. SRB and NVB share in the fees and commissions paid to Essex on a pre-determined schedule. All investments recommended to Bank customers appear on an approved list or are specially approved by Essex.

         The Company does not hold deposits of any one customer or group of customers where the loss of such deposits would have a material adverse effect on the Company. The Company's business is not seasonal.

Selected Statistical Data
-------------------------

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

         Tax-equivalent adjustments of 34% have been made in calculating yields on tax-exempt securities.

         Average Balances and Tax-equivalent Net Interest Margin
         -------------------------------------------------------

         The following table sets forth the Company's consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders' equity for each of the past three years (in thousands).

                                          2001                           2000                             1999
                              Average                        Average                          Average
                              Balance    Interest    Rate    Balance    Interest     Rate     Balance    Interest     Rate
                             ---------- ---------- -------- ---------- ---------- ---------- ---------- ---------- ----------
Assets
Federal funds sold           $  20,814   $    674    3.24%  $  14,330   $    855      5.97%  $  24,759   $  1,200      4.85%
Investments:
   Taxable securities           71,045      4,715    6.64%     82,812      5,604      6.77%     81,986      4,898      5.97%
   Non-taxable securities(1)    27,594      2,468    8.94%     30,937      2,739      8.85%     36,294      3,222      8.88%
   FHLB & FRB stock              2,000         47    2.35%      2,670        179      6.69%      2,023        122      6.03%
   Interest bearing
    deposits in other
    financial institutions       2,072         73    3.52%      6,680        418      6.26%      6,949        440      6.33%
                             ---------- ---------- -------- ---------- ---------- ---------- ---------- ---------- ----------
Total investments              102,711      7,303    7.11%    123,099      8,940      7.26%    127,252      8,682      6.82%

Total loans and leases (2)(3)  378,190     32,671    8.64%    342,831     31,076      9.06%    313,169     27,453      8.77%
                             ---------- ---------- -------- ---------- ---------- ---------- ---------- ---------- ----------

Total interest-earning
  assets/interest income       501,715   $ 40,648    8.10%    480,260   $ 40,871      8.51%    465,180   $ 37,335      8.03%

Non-earning assets              66,422                         56,289                           47,872
Allowance for loan and
  Lease losses                  (5,335)                        (5,743)                          (4,947)
                             ----------                     ----------                       ----------

Total assets                 $ 562,802                      $ 530,806                        $ 508,105
                             ==========                     ==========                       ==========

Liabilities and
  Stockholders' equity

Transaction accounts         $  94,857   $  1,439    1.52%    $85,220   $  1,478      1.73%  $  79,853   $  1,378      1.73%
Savings and money market       108,986      2,650    2.43%    108,411      3,608      3.33%    104,096      3,139      3.02%
Time deposits                  202,721     10,463    5.16%    190,335     10,511      5.52%    188,714      9,134      4.84%
Other borrowed funds            15,106        923    6.12%      9,901        638      6.44%      7,831        378      4.83%
                             ---------- ---------- -------- ---------- ---------- ---------- ---------- ---------- ----------
Total interest-bearing
  liabilities/interest
  expense                      421,670     15,475    3.67%    393,867     16,235      4.12%    380,494     14,029      3.69%

Non-interest bearing
 deposits                       83,226                         75,339                           69,346
Other liabilities                7,056                          8,540                            7,673
                             ----------                     ----------                       ----------

Total liabilities              511,952                        477,746                          457,513

Stockholders' equity            50,850                         53,060                           50,592
                             ----------                     ----------                       ----------

Total liabilities and
  stockholders equity        $ 562,802                      $ 530,806                        $ 508,105
                             ==========                     ==========                       ==========

Net interest income /
  spread                                 $ 25,173    4.43%              $ 24,636      4.39%              $ 23,306      4.34%
                                        ========== ========            ========== ==========            ========== ==========

Net interest margin (4)                              5.02%                            5.13%                            5.01%
                                                   ========                       ==========                       ==========

(1)  Tax-equivalent basis

(2) Loans on nonaccrual status have been included in the computations of average balances.

(3) Includes loan fees of $509, $327 and $299 for the years ended December 31, 2001, 2000 and 1999, respectively

(4) Net interest margin is determined by dividing net interest income by total average interest earning assets.

Rate Volume Analysis of changes in Net Interest Income

         The following table summarizes changes in net interest income resulting from changes in average asset and liability balances (volume) and changes in average interest rates. The change in interest due to both rate and volume has been allocated to the change in rate (in thousands).

                                             2001 Compared to 2000              2000 Compared to 1999
                                                                Total                              Total
                                        Average    Average    Increase     Average    Average    Increase
                                        Volume      Rate     (Decrease)    Volume      Rate     (Decrease)
                                       ---------- ---------- ------------ ---------- ---------- ------------
Interest income

Interest on fed funds sold             $   210     $  (391)    $  (181)    $  (622)    $   277     $  (345)

Interest on investments:
   Taxable securities                     (781)       (108)       (889)         56         650         706
   Non-taxable securities                 (299)         28        (271)       (475)         (9)       (484)
   FHLB & FRB stock                        (16)       (116)       (132)         44          13          57
   Interest bearing deposits in
     other financial institutions         (162)       (183)       (345)        (17)         (5)        (22)
                                       ---------- ---------- ------------ ---------- ---------- ------------
Total investments                       (1,258)       (379)     (1,637)       (392)        649         257

Interest on loans and leases             3,055      (1,460)      1,595       2,689         934       3,623
                                       ---------- ---------- ------------ ---------- ---------- ------------

Total interest income                  $ 2,007     $(2,230)    $  (223)    $ 1,675     $ 1,861     $ 3,535
                                       ---------- ---------- ------------ ---------- ---------- ------------

Interest expense

Transaction accounts                   $   146     $  (185)    $   (39)    $    93     $     7     $   100
Savings and  money market                   14        (972)       (958)        144         325         469
Time deposits                              641        (689)        (48)         90       1,287       1,377
Other borrowed funds                       317         (32)        285         134         126         260
                                       ---------- ---------- ------------ ---------- ---------- ------------
Total interest expense                 $ 1,118     $ (1878)    $  (760)    $   461     $ 1,745     $ 2,206
                                       ---------- ---------- ------------ ---------- ---------- ------------

Total change in net interest income    $   889     $  (352)    $   537     $ 1,214     $   116     $ 1,330
                                       ========== ========== ============ ========== ========== ============

Investment Securities:
----------------------

         The Company's policy regarding investments is as follows:

         Trading Securities are carried at fair value. Changes in fair value are included in other operating income. The Company did not have any securities classified as trading at December 31, 2001, 2000, and 1999.

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

         At December 31, the amortized cost of securities and their approximate fair value were as follows (in thousands):

                                                                      Gross          Gross         Carrying
Available for sale securities:                       Amortized     Unrealized      Unrealized       Amount
December 31, 2001                                      Cost           Gains          Losses      (Fair Value)
                                                   -------------- -------------- --------------- --------------
  Securities of U.S. government
    agencies and corporations                          $   1,991        $    78                      $   2,069
  Obligations of states and political
    subdivisions                                          28,085          1,074       $   (254)         28,905
  Mortgage backed securities                              70,331            601            (81)         70,851
  Corporate securities                                     9,946             20           (241)          9,725
  Other securities                                            88                           (12)             76
                                                   -------------- -------------- --------------- --------------
                                                       $ 110,441          1,773       $   (588)      $ 111,626
                                                   ============== ============== =============== ==============
December 31, 2000
  Securities of U.S. government agencies
    and corporations                                   $  26,913        $    42       $   (167)      $  26,788
  Obligations of states and political subdivisions         2,671             21             (1)          2,691
  Mortgage-backed securities                              42,504            405           (232)         42,677
  Corporate Securities                                     6,338             21           (458)          5,901
  Other Securities                                            88                           (21)             67
                                                   -------------- -------------- --------------- --------------
                                                       $  78,514        $   489       $   (879)      $  78,124
                                                   ============== ============== =============== ==============

December 31, 1999
  Securities of U.S. government agencies
    and corporations                                   $  38,611        $     7       $ (1,296)      $  37,322
  Obligations of states and political subdivisions         2,676                           (34)          2,642
  Mortgage-backed securities                              35,040              2           (464)         34,578
  Corporate Securities                                    14,634                          (740)         13,894
  Foreign Debt Securities                                    503              5                            508
  Other Securities                                           139              6            (25)            120
                                                   -------------- -------------- --------------- --------------
                                                       $  91,603        $    20       $ (2,559)      $  89,064
                                                   ============== ============== =============== ==============

Held to maturity securities                             Carrying
                                                          Amount          Gross           Gross
                                                      (Amortized     Unrealized      Unrealized
December 31, 2001                                          Cost)          Gains          Losses     Fair Value
                                                   -------------- -------------- --------------- --------------
Obligations of states and political subdivisions       $   1,455        $   486                      $   1,941
                                                   ============== ============== =============== ==============


December 31, 2000
Obligations of states and political subdivisions       $  25,811        $ 1,115                      $  26,926
                                                   ============== ============== =============== ==============


December 31, 1999
Obligations of states and political subdivisions       $  29,616        $   843       $   (102)      $  30,357
                                                   ============== ============== =============== ==============

         The policy of the Company requires that management determine the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as investments held to maturity, and carried at amortized cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other related factors.

         On January 1, 2001, the Company transferred $25,471,0000 of certain securities from the held to maturity to the available for sale classification at fair value upon adoption and as allowed by SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. The unrealized gains on the securities transferred were $1,115,000. The net unrealized gains and losses are recorded net of tax within accumulated other comprehensive income, which is a separate component of stockholders' equity.

                  The following table shows estimated fair value of our investment securities (other than equity securities with a fair value of approximately $76,000) by year of maturity as of December 31, 2001. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay with or without penalty. Tax-equivalent adjustments have been made in calculating yields on tax exempt securities.

         Maturity Distribution and Yields of Investment Securities (in thousands):

                                                           After One       After Five
                                                          Through Five    Through Ten
                                      Within One Year        Years            Years        After Ten Years       Total
                                     ----------------- ----------------- ---------------- ----------------- -----------------
Available for Sale Securities
  Securities of U.S. government
  agencies and corporations                  $    516         $   1,553                                            $   2,069
  Mortgage backed
     securities                                 4,469            17,413        $  34,284         $  14,685            70,851
  Tax-exempt securities                         2,456             8,236            8,301             7,460            26,453
  Taxable municipal
     securities                                 1,501                                                  951             2,452
  Corporate securities                                            3,534            2,000             4,191             9,725
                                     ----------------- ----------------- ---------------- ----------------- -----------------
Total securities available for
  sale                                       $  8,942         $  30,736        $  44,585         $  27,287         $ 111,550
                                     ================= ================= ================ ================= =================

Weighted average yield                          7.33%             6.52%            6.76%             6.75%             6.38%


                                     ----------------- ----------------- ---------------- ----------------- -----------------
Held to Maturity Securities
  Tax-exempt securities                                                                          $   1,941          $  1,941
                                     ================= ================= ================ ================= =================

Weighted average yield                                                                              10.03%            10.03%

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

         Major classifications of loans and leases at December 31 are summarized as follows (in thousands):

                                               2001            2000            1999            1998            1997
Commercial, financial and agricultural        $   148,412     $   143,658      $  130,606      $  123,591      $  111,455
Real estate - construction                          9,764           4,794           4,049           9,084           6,195
Real estate - mortgage(1)                         109,830         100,937          82,202          89,865          65,008
Installment                                       113,970         105,393          92,973          64,777          53,658
Direct financing leases                             3,454           5,183           5,395           5,585           6,089
Other                                              11,588           9,727          15,434          13,904          13,390
                                          --------------------------------------------------------------------------------
    Total loans and leases receivable             397,018         369,692         330,659         306,806         255,795
Less:
Allowance for loan and lease losses                 5,786           4,964           4,606           4,704           2,861
Deferred loan fees                                    210              69             229             517             806
                                          --------------------------------------------------------------------------------
    Net loans and leases                       $  391,022      $  364,659      $  325,824      $  301,585      $  252,128
                                          ================================================================================

(1)  Includes loans held for sale, as applicable

         At December 31, 2001 and 2000, the Company serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $106,911,000 and $136,641,000 respectively.

         The Company was contingently liable under letters of credit issued on behalf of its customers for $1,817,000 and $2,817,000 at December 31, 2001 and 2000, respectively. At December 31, 2001, commercial and consumer lines of credit, and real estate loans of approximately $38,876,000 and $18,210,000, were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk more than the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Company's involvement in these instruments and do not necessarily represent the actual amount subject to credit loss.

Maturity Distribution and Interest Rate Sensitivity of Loans and Commitments
----------------------------------------------------------------------------

         The following table shows the maturity of certain loan categories and commitments. Excluded categories are residential mortgages of 1-4 family residences, installment loans and lease financing outstanding as of December 31, 2001. Also provided with respect to such loans and commitments are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands):

                                                           Within              After One         After
                                                          One Year        Through Five Years   Five Years        Total
Commercial, financial and
   Agricultural and installment                         $    24,667         $      117,469    $  120,246      $   262,382
Real Estate - construction                                    9,349                                  415            9,764
Undisbursed commitments                                      47,488                  6,126         3,472           57,086
                                                   -----------------------------------------------------------------------
  Total                                                 $    81,504         $      123,595    $  124,133      $   329,232
                                                   =======================================================================

Loans and commitments maturing after one year with:
   Fixed interest rates                                                     $     111,180     $  104,814      $   215,994
   Variable interest rates                                                         12,415         19,319           31,734
                                                                    ------------------------------------------------------
      Total                                                                 $     123,595     $  124,133      $   247,728
                                                                    ======================================================

Impaired, Nonaccrual, Past Due and Restructured Loans and Leases, and Other Non
-------------------------------------------------------------------------------
performing Assets
-----------------

         The disclosure required by this item are set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10K.

Summary of Loan Loss Experience:
--------------------------------

         The disclosure required by this item are set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10K.

Certificates of Deposit
-----------------------

         Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2001 are summarized as follows (in thousands):

Remaining maturities:
Three months or less                                          $  19,544
Over three through twelve months                                 29,850
Over one year through three years                                 4,731
Over three years                                                     99
                                                            ------------

Total                                                         $  54,224
                                                            ============

         As of December 31, 2001, the Company did not have any brokered deposits. In general, it is the Company's policy not to accept brokered deposits.

Return on Equity and Assets:
----------------------------

         The following table sets forth-certain financial ratios for the Company at December 31:

                                                 2001       2000        1999
                                                 ----       ----        ----

Return on average equity (net income
  Divided by average equity)                    13.11%      5.82%      11.35%

Return on average assets (net income
  Divided by average total assets)               1.18%      0.58%       1.13%

Equity to assets ratio (average equity
 Divided by average total assets)                9.04%     10.00%       9.96%

Dividend payout ratio (dividends
  paid or declared divided by net income)       31.50%     54.86%      25.81%

Other Borrowed Funds
--------------------

                  Other borrowings outstanding as of December 31, 2001 consist of a loan from the FRB in the form of Treasury Tax and Loan notes which are generally required to be repaid within 30 days from the transaction date as well as FHLB advances. The following table summarizes these borrowings (in thousands):

                                             2001          2000        1999
                                             ----          ----        ----
    Short-Term borrowings:
       FHLB advances                       $  7,000      $ 13,400    $  4,400
       FRB loan                                 254           122         603
       Advances under credit lines                          2,999
                                        --------------------------------------
    Total Short-Term borrowings            $  7,254      $ 16,521    $  5,003
                                        ======================================

    Long-Term Borrowings:
       FHLB advances                       $ 13,393      $    480    $  5,562
                                        --------------------------------------
    Total Long-Term borrowings             $ 13,393      $    480    $  5,562
                                        ======================================

         The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities (dollars in thousands):

                                   Short Term               Long Term

                Amount             $7,000                   $13,393
                Maturity           2002                     2003-2005
                Average Rates      3.31%                    4.20%

         The following table provides information related to the Company's short-term borrowings under its security repurchase arrangements and lines of credit for the periods indicated (in thousands):

Short-Term Borrowings

                                               2001        2000       1999
                                               ----        ----       ----
Average balance during the year                $   1,957   $  9,901   $  7,831
Average interest rate for the year                 5.00%      6.44%      4.83%
Maximum month-end balance during the year      $  18,100   $ 16,521   $  5,003
Average rate as of December 31,                    3.31%      6.18%      4.02%

Company Obligated Mandatorily Redeemable Cumulative Trust Preferred Securities
------------------------------------------------------------------------------
Of Subsidiary Grantor Trust
---------------------------

         The Company formed North Valley Capital Trust I as a special purpose entity "SPE" which is consolidated into the Company's financial statements. North Valley Capital Trust I is a Delaware business trust wholly owned by the Company and formed for the purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities of Subsidiary Grantor Trust holding solely junior subordinated debentures. For financial reporting purposes, the Subordinated Debentures and related trust investments in the Subordinated Debentures have been eliminated in consolidation and the Trust Preferred Securities are included in the consolidated balance sheet. Under applicable regulatory guidelines all of the Trust Preferred Securities currently qualify as Tier I capital.

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

Supervision and Regulation
--------------------------

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

         NVB and SRB are both licensed by the California Commissioner of Financial Institutions (the "Commissioner"), their deposits are insured by the FDIC, and they have chosen to both become members of the Federal Reserve System. Consequently, NVB and SRB are subject to the supervision of, and are regularly examined by, the Commissioner and the Board of Governors of the Federal Reserve System ("FRB" or "Board of Governors). Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, allowance for loan and lease losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. NVB and SRB are required to file reports with the Commissioner and the FRB and provide such additional information as the Commissioner and the FRB may require.

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

         The Company, and any subsidiaries, which it may acquire or organize, are deemed to be "affiliates" of NVB and SRB within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by NVB or SRB to affiliates, and (b) on investments by NVB or SRB in affiliates' stock as collateral for loans to any borrower. The Company and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

         Prior to January 2, 2002, SRB was a national banking association regulated by the office of the Comptroller of the Currency (OCC"). On April 12, 1999, the OCC required SRB to enter into a Consent Order (the "Order"). The Order required that SRB formulate and implement a plan to strengthen its policies and procedures relative to its loan administration, credit and collateral exceptions, classified assets, allowance for loan losses and violations of law related to lending limits. The Board of Directors of SRB agreed to execute the Order and followed an action plan that detailed the steps necessary to comply with the Order. Effective July 20, 2000, the OCC found SRB to be in compliance with all aspects of the Order and therefore, terminated the Order.

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

         Under the Board of Governors' leverage capital standard, an institution is required to maintain a minimum ratio of Tier 1 capital to the sum of its quarterly average total assets and quarterly average reserve for loan losses, less intangibles not included in Tier 1 capital. Period-end assets may be used in place of quarterly average total assets on a case-by-case basis. The Board of Governors and the FDIC have adopted a minimum leverage ratio for bank holding companies as a supplement to the risk-weighted capital guidelines. The leverage ratio establishes a minimum Tier 1 ratio of 3% (Tier 1 capital to total assets) for the highest rated bank holding companies or those that have implemented the risk-based capital market risk measure. All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for bank holding companies that have significant financial and/or operational weakness, a high risk profile, or are undergoing or anticipating rapid growth.

         At December 31, 2001, NVB, SRB and the Company were in compliance with the risk-based capital and leverage ratios described above. See Item 8, Financial Statements and Supplementary Data and Note 19 to the Financial Statements incorporated by reference, therein, for a listing of the Company's risk-based capital ratios at December 31, 2001 and 2000.

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

         Under FDICIA, the federal financial institution agencies have adopted regulations which require institutions to establish and maintain comprehensive written real estate lending policies which address certain lending considerations, including loan-to-value limits, loan administrative policies, portfolio diversification standards, and documentation, approval and reporting requirements. FDICIA further generally prohibits an insured state bank from engaging as a principal in any activity that is impermissible for a national bank, absent FDIC determination that the activity would not pose a significant risk to the Bank Insurance Fund, and that the bank is, and will continue to be, within applicable capital standards. Similar restrictions apply to subsidiaries of insured state banks. The Company does not currently intend to engage in any activities, which would be restricted or prohibited under FDICIA.

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

         The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from each of the Company's subsidiary banks. The payment of cash dividends and/or management fees by NVB and SRB is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. See Item 5 below for further information regarding the payment of cash dividends by the Company, NVB and SRB.

The Patriot Act
---------------

         On October 26, 2001, President Bush signed the USA Patriot Act (the "Patriot Act"), which includes provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury. Title III of the Patriot Act entitled, "International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001" includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts.

         Effective December 25, 2001, Section 313(a) of the Patriot Act prohibits any insured financial institution such as North Valley Bank and Six Rivers Bank, from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as "shell banks"), subject to certain exceptions for regulated affiliates of foreign banks. Section 313(a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319(b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

         Effective July 23, 2002, Section 312 of the Patriot Act creates a requirement for special due diligence for correspondent accounts and private banking accounts. Under Section 312, each financial institution that establishes, maintains, administers, or manages a private banking account or a correspondent account in the United States for a non-United States person, including a foreign individual visiting the United States, or a representative of a non-United States person shall establish appropriate, specific, and, where necessary, enhanced, due diligence policies, procedures, and controls that are reasonably designed to detect and record instances of money laundering through those accounts.

         The Company and its subsidiaries are not currently aware of any account relationships between the Company and its subsidiaries and any foreign bank or other person or entity as described above under Sections 313(a) or 312 of the Patriot Act. The terrorist attacks on September 11, 2001 have realigned national security priorities of the United States and it is reasonable to anticipate that the United States Congress may enact additional legislation in the future to combat terrorism including modifications to existing laws such as the Patriot Act to expand powers as deemed necessary. The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation would likely increase compliance costs and thereby potentially have an adverse effect upon the Company's results of operations.

Competition
-----------

         At June 30, 2001, the competing commercial and savings banks in competition with the Company, NVB and SRB had thirty banking offices in Shasta and Trinity Counties where NVB operates its eleven banking offices and there were fifty-four competing offices of commercial and savings bank offices in Del Norte, Mendocino and Humboldt Counties where SRB operates its seven banking offices. Additionally, the Company competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

         Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services and international banking which the Company is not authorized nor prepared to offer currently. The Company has arranged with correspondent banks and with others to provide some of these services for their customers. For borrowers requiring loans in excess of each subsidiary bank's legal lending limit, the Company has offered, and intend to offer in the future, such loans on a participating basis with correspondent banks and with other independent banks, retaining the portion of such loans which is within the applicable lending limits. As of December 31, 2001, NVB's and SRB's aggregate legal lending limits to a single borrower and such borrower's related parties were $5,274,000 and $2,869,000 on an unsecured basis and $8,789,000 and $4,781,000 on a fully secured basis, based on regulatory capital of $35,140,000 and $18,166,000, respectively.

         In order to compete with the major financial institutions in its primary service areas, the Company, through its subsidiary banks, utilizes to the fullest extent possible, the flexibility which is accorded by its independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by the officers, directors and employees of the Company, NVB and SRB. The Company's subsidiary banks also seek to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses.

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

         In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the above risk-based assessment rate schedule, NVB's and SRB's current capital ratios and NVB's and SRB's current levels of deposits, NVB and SRB anticipate no change in the assessment rate applicable during 2002 from that in 2001.

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

         The Company, NVB, and SRB have not determined whether they may seek to acquire and exercise new powers or activities under the FSMA, and the extent to which competition will change among financial institutions affected by the FSMA has not yet become clear.

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

Discharge of Materials into the Environment
-------------------------------------------

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

California Power Crisis
-----------------------

         During 2001, the State of California experienced serious periodic electric power shortages. It is uncertain whether or when these shortages will occur again. The Company and its subsidiaries could be materially and adversely affected either directly or indirectly by a severe electric power shortage if such a shortage caused any of its critical data processing or computer systems and related equipment to fail, or if the local infrastructure systems such as telephone systems should fail, or the Company's and its subsidiaries' significant vendors, suppliers, service providers, customers, borrowers, or depositors are adversely impacted by their internal systems or those of their respective customers or suppliers. Material increases in the expenses related to electric power consumption and the related increase in operating expense could also have an adverse effect on the Company's future results of operations.

Certain Additional Business Risks
---------------------------------

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

         Shares of Company Common Stock eligible for future sale could have a dilutive effect on the market for Company Common Stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 20,000,000 shares of common stock, of which 4,651,056 were outstanding at December 31, 2001. Pursuant to its stock option plans, at December 31, 2001, the Company had outstanding options to purchase 625,242 shares of Company Common Stock. As of December 31, 2001, 587,335 shares of Company Common Stock remained available for grants under the Company's stock option plans. Sales of substantial amounts of Company Common Stock in the public market could adversely affect the market price of Common Stock.

         A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2001, real estate served as the principal source of collateral with respect to approximately 57% of the Company's loan portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available-for-sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value for Company Common Stock. Acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

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

         The terrorist actions on September 11, 2001, and thereafter, have had significant adverse effects upon the United States economy. Whether terrorist activities in the future and the actions taken by the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company, and the extent of such impact, is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the company's market areas. Such continued economic deterioration could adversely affect the company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the company, increasing nonperforming loans and the amounts reserved for loan losses, and causing a decline in the Company's stock price.

Recent Accounting Pronouncements
--------------------------------

         In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations", and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangibles assets acquired outside of a business combination whether acquired individually or with a group of other assets and the recognition and measurement of goodwill and other intangibles assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be required to be tested at least annually for impairment. The Company is required to adopt SFAS No. 142 beginning January 1, 2002. Early adoption is not permitted. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its consolidated financial position, results of operations or cash flows as the Company had no goodwill as of December 31, 2001 and all of the Company's core deposit and other intangible assets at December 31, 2001 have finite lives and will continue to be amortized.

ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

         The Company's principal executive and administrative office is located in a leased building at 300 Park Marina Circle, Redding, Shasta County, California.

         The following table sets forth information about the Company's premises:

     Description                  Office Type                  Owned/Leased
---------------------- --------------------------------- -----------------------
North Valley Bank:
Redding                                          Branch                   Owned
Westwood                                         Branch                  Leased
Shasta Lake                                      Branch                   Owned
Country Club                                     Branch                   Owned
Weaverville                                      Branch                   Owned
Hayfork                                          Branch                   Owned
Buenaventura                         Supermarket Branch                  Leased
Anderson                                         Branch                   Owned
Enterprise                                       Branch                   Owned
Cottonwood                           Supermarket Branch                  Leased
Palo Cedro                                       Branch                  Leased
Redding Warehouse                      Storage Facility                  Leased
Park Marina Circle           Administrative/Limited Use                  Leased
                                                 Branch
Park Marina                         Limited Used Branch                  Leased
BPI                      Data Processing/Administrative                   Owned

Six Rivers Bank:
Eureka Mall                                      Branch                  Leased
McKinleyville                                    Branch                  Leased
Crescent City                                    Branch                   Owned
Eureka Downtown                                  Branch                   Owned
Ferndale                                         Branch                   Owned
Garberville                                      Branch                  Leased
Willits                                          Branch                   Owned

         In November 2000, SRB was required to divest of its Weaverville branch office as a condition of regulatory approval of the plan of reorganization between the Company and SRB. All of the deposits and certain loans were sold in the transaction and the property is now being leased to another financial institution, which currently operates the property as a branch office.

         From time to time, the Company through NVB and SRB acquires real property through foreclosure of defaulted loans. The policy of the Company is not to use or permanently retain any such properties but to resell them when practicable.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Form 10-K.

PART II
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
-------------------------------------------------------------------------------

         The North Valley Bancorp common stock is listed and trades on the Nasdaq National Market under the symbol "NOVB". The shares were first listed with the Nasdaq Stock Market in April 1998.

         The following table summarizes the Common Stock high and low trading prices and volume of shares traded during the two year period ended December 31, 2001 as reported on the Nasdaq Stock Market and the cash dividends declared on the common stock during the same period.


                             Price of Common        Cash Dividends
                                  Stock                Declared

Quarter Ended:                High          Low
                              ----          ---

          March 31, 2000    $  10.44     $   8.42          $    0.06
           June 30, 2000       10.68         9.47               0.06
      September 30, 2000       12.84        10.41               0.06
       December 31, 2000       12.81        10.88               0.10

          March 31, 2001    $  13.75     $  12.13          $    0.10
           June 30, 2001       14.95        12.00               0.10
      September 30, 2001       14.50        12.50               0.10
       December 31, 2001       13.97        13.05               0.10

         The Company had approximately 987 shareholders of record as of March 18, 2002.

         The Company's primary source of funds for payment of dividends to its shareholders is the receipt of dividends from NVB and SRB. The payment of dividends by a California State chartered bank is subject to various legal and regulatory restrictions. See "Supervision and Regulation" in Item 1, Description of Business, for information related to shareholder and dividend matters including information regarding certain limitations on payment of dividends located on page 3.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

North Valley Bancorp & Subsidiaries
(dollars in thousands except per share data)
FOR THE YEAR ENDED DECEMBER 31                   2001           2000           1999           1998           1997
                                                 ----           ----           ----           ----           ----
Net interest income                          $   24,336     $   23,731     $   22,250     $   20,732     $   17,161
Net income                                   $    6,666     $    3,088     $    5,744     $    2,960     $    5,263
Performance ratios:
  Return on average assets                         1.18%          0.58%          1.13%          0.62%          1.37%
  Return on average equity                        13.11%          5.82%         11.35%          6.00%         16.14%
Capital Ratios:
Risk based capital:
  Tier 1 (4% Minimum Ratio)                       11.57%         13.05%         13.37%         12.77%         12.29%
  Total (8% Minimum Ratio)                        12.82%         14.30%         14.44%         13.82%         13.14%
Leverage Ratio                                     8.37%          9.73%          9.27%          8.77%          9.59%
BALANCE SHEET DATA AT DECEMBER 31
Assets                                       $  594,973     $  540,221     $  521,073     $  499,598     $  464,564
Investment securities and
  federal funds sold                         $  132,881     $  105,235     $  133,280     $  152,873     $  164,886
Net loans (including loans held for sale)    $  391,022     $  364,659     $  325,824     $  301,585     $  252,128
Deposits                                     $  514,278     $  460,291     $  452,697     $  442,813     $  411,255
Stockholders' equity                         $   43,678     $   54,857     $   51,841     $   48,700     $   47,302
COMMON SHARE DATA
Net income (1)
  Basic                                      $     1.25     $     0.53     $     1.00     $     0.52     $     1.12
  Diluted                                    $     1.23     $     0.53     $     0.99     $     0.51     $     1.10
Book value (2)                               $     9.39     $     9.45     $     8.97     $     8.49     $     8.33
Shares Outstanding                            4,651,056      5,805,416      5,780,997      5,736,519      5,680,803
SUMMARY OF OPERATIONS
Total interest income                        $   39,811     $   39,966     $   36,279     $   35,383     $   29,797
Total interest expense                           15,475         16,235         14,029         14,651         12,636
                                             ----------------------------------------------------------------------
Net interest income                              24,336         23,731         22,250         20,732         17,161
Provision for  loan and lease losses              1,370          1,670          1,262          5,334          3,011
                                             ----------------------------------------------------------------------
Net interest income after
  provision for loan and lease losses            22,966         22,061         20,988         15,398         14,150
Total non interest income                         8,852          6,872          5,368          5,690          5,363
Total non interest expense                       22,090         24,236         18,281         17,300         13,224
                                             ----------------------------------------------------------------------
Income before provision for income taxes          9,728          4,697          8,075          3,788          6,289
Provision for income taxes                        3,062          1,609          2,331            828          1,026
                                             ----------------------------------------------------------------------
Net Income                                   $    6,666     $    3,088     $    5,744     $    2,960     $    5,263
                                             ======================================================================

(1) Net income per share amounts have been adjusted to give effect to a two for one stock split on October 15, 1998

(2) Represents stockholders' equity divided by the number of shares of common stock outstanding at the end of the period indicated

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

Critical Accounting Policies
----------------------------

General

         North Valley Bancorp's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

         The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accountings Standards (SFAS) No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between that value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

         Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information expected cash flows and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see page 11.

Overview
--------

    North Valley Bancorp (the "Company") is a multi-bank holding company for North Valley Bank ("NVB"), and Six Rivers Bank ("SRB") both state-chartered banks. NVB operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with eleven branches, which include two supermarket branches in Shasta and Trinity Counties in Northern California. SRB operates seven branches located in Del Norte, Mendocino and Humboldt Counties. The Company operates as three business segments; North Valley Bank, Six Rivers Bank and Other. Management analyzes the operations of NVB, SRB and Other separately. Other consists of Bancorp and BPI, both of which provide services to NVB and SRB. Management allocates the costs of Bancorp and BPI to NVB and SRB based primarily on usage through a variety of statistical data. NVB and SRB are separately chartered institutions each with its own Board of Directors and regulated independently of each other. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues.

Earnings Summary
----------------

For the year ended December 31,
(in thousands except per share             2001          2000          1999
                                           ----          ----          ----
amounts)

Net interest income                    $   24,336     $  23,731     $  22,250
Provision for loan and lease losses        (1,370)       (1,670)       (1,262)
Noninterest income                          8,852         6,872         5,368
Noninterest expense                       (22,090)      (24,236)      (18,281)
Provision for income taxes                 (3,062)       (1,609)       (2,331)
                                       ---------------------------------------
Net income                             $    6,666     $   3,088     $   5,744
                                       =======================================

Earnings Per Share
    Basic                              $     1.25     $    0.53     $    1.00
                                       =======================================
    Diluted                            $     1.23     $    0.53     $    0.99
                                       =======================================

Return on Average Assets                    1.18%         0.58%         1.13%
Return on Average Equity                   13.11%         5.82%        11.35%

         For the year ended December 31, 2001, the Company recorded net income of $6,666,000 as compared to $3,088,000 for the same period in 2000 and $5,744,000 in 1999. On a per share basis, diluted earnings per share was $1.23 for the year ended December 31, 2001 compared to $0.53 for the same period in 2000 and $0.99 for the same period in 1999.

         The increase in net income for the year ended December 31, 2001 over 2000 was primarily due to the impact of the merger related charges related to legal, accounting, investment banking, severance and other one time charges of $3,169,000 incurred in 2000 compared to $358,000 incurred in 2001 mitigated by increases in net interest income and non interest income.

         For the year ended December 31, 2001, the Company paid or declared quarterly dividends totaling $2,100,000 to stockholders of the Company. The Company's return on average total assets and average stockholders' equity were 1.18% and 13.11% for the period ended December 31, 2001, compared with 0.58% and 5.82% for the same period in 2000 and 1.13% and 11.35% for the same period in 1999.

Segment Information
-------------------

         The Company operates as three business segments; North Valley Bank, Six Rivers Bank and Other. Management analyzes the operations of NVB, SRB and Other separately. Other consists of Bancorp and BPI, both of which provide services to NVB and SRB. Other also includes all eliminating entries for inter-company revenue and expense items required for consolidation. For the year ended December 31, 2001, total revenues increased at each of the Company's three segments when compared to 2000. This was due to overall loan and deposit growth as well as growth in non-interest income. Most notably, total revenues at SRB grew by $1,215,000 or 13.1%. This was due primarily to a loss on the sale of securities of $935,000 that occurred in 2000 compared to a small gain of $5,000 in 2001 as well as growth in service charges and other non-interest income. SRB's total net income also increased from 2000 to 2001. This was due to the loss on securities incurred in 2000 and the merger-related costs, most of which were incurred in the fourth quarter of 2000.

         Total revenues at NVB increased by $1,053,000 or 4.9% from 2000 to 2001 while net income remained flat when comparing the two years. Revenues increased in 2001 due to growth in net interest income which was primarily due to loan growth but was partially offset by lower noninterest income due to gains recorded on sales of securities in 2000 which were not repeated in 2001. All other areas of non-interest income for NVB grew in a similar fashion to the Company's results. The growth in revenues at NVB but lack of growth in net income were due to higher non-interest expenses, primarily management fees paid to Bancorp and BPI for support services. Salaries and benefits at both NVB and SRB have decreased from 2000 to 2001 but those costs have been replaced in the form of management service fees paid to Bancorp. Total revenues in Other increased from a loss of $99,000 in 2000 to revenues of $218,000 in 2001. This is mainly the result of increased fee income in the Company's Investment
Services Department, which is part of the Holding Company. Fee income from Investment Services in 2001 was $412,000 compared to $303,000 in 2000.

         Total assets at NVB increased significantly from $339,144,000 as of December 31, 2000 to $394,110,000 as of the same date in 2001. This represents an increase of $54,966,000 or 16.2% and was primarily due to deposit growth of $51,744,000, which funded loan growth of $23,328,000 and growth in investments of $22,327,000. Total assets at SRB and Other remained fairly stable from 2000 to 2001.

         Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, follows:

                                         NVB         SRB           Other         Total
                                     ----------- ------------- ------------- --------------
     Year ended December 31, 2001:

     Total revenues                   $  22,497    $  10,473     $     218     $  33,188
     Net income (loss)                $   5,878    $   1,427     $    (639)    $   6,666
     Interest income                  $  26,369    $  13,403     $      39     $  39,811
     Interest expense                 $   9,656    $   5,352     $     467     $  15,475
     Depreciation and amortization    $     765    $     813     $      20     $   1,598
     Total assets                     $ 394,110    $ 199,166     $   1,697     $ 594,973

     Year ended December 31, 2000:

     Total revenues                   $  21,444    $   9,258     $     (99)    $  30,603
     Net income (loss)                $   5,850    $  (1,630)    $  (1,132)    $   3,088
     Interest income                  $  24,546    $  15,392     $      28     $  39,966
     Interest expense                 $   9,457    $   6,778     $       0     $  16,235
     Depreciation and amortization    $     638    $   1,967     $             $   2,605
     Total assets                     $ 339,144    $ 200,281     $     796     $ 540,221

     Year ended December 31, 1999:

     Total revenues                   $  16,881    $  10,470     $     267     $  27,618
     Net income (loss)                $   4,745    $   1,216     $    (217)    $   5,744
     Interest income                  $  21,628    $  14,634     $      17     $  36,279
     Interest expense                 $   8,230    $   5,795     $       4     $  14,029
     Depreciation and amortization    $     855    $     533                   $   1,388
     Total assets                     $ 312,465    $ 208,263     $     345     $ 521,073

Net Interest Income
-------------------

         Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. For the year ended December 31, 2001, net interest income was $24,336,000 compared to $23,731,000 for 2000 and $22,250,000 for 1999. The increase in net interest income in 2001 of $605,000 was primarily due to the decrease in interest expense of $760,000 outpacing the decrease in interest income of $155,000. The dramatically lower interest rate environment resulting from the eleven rate cuts and 475 basis point decline in short term rates in 2001 was the reason for the decrease in yields. Although average interest-earning assets increased by $21,455,000 from 2000 to 2001contributing to interest income, the average yield on those assets, on a tax equivalent basis, decreased from 8.51% in 2000 to 8.10% in 2001 resulting in the overall reduction in interest income of $155,000. Average interest-bearing liabilities also increased, from $393,867,000 in 2000 to $421,670,000 in 2001. This increase in interest-bearing liabilities added to interest expense but was more than offset by the reduction in the average rate paid on interest-bearing liabilities which decreased from 4.12% in 2000 to 3.67% in 2001 resulting in the overall reduction in interest expense of $760,000. The increase in net interest income from 1999 to 2000 of $1,481,000 was primarily due to an increase in average loans outstanding of $29,662,000 coupled with an increase in yield on earning assets of 0.48% partially offset by an increases in interest expense due to increases in average balances and rates.

         The net interest margin ("NIM") is calculated by dividing net interest income by average interest-earning assets and is calculated using a fully taxable equivalent basis. The NIM for the year ended December 31, 2001 was 5.02% as compared to 5.13% for the same period in 2000 and 5.01% in 1999. The changes in the NIM were a result of the same factors that increased net interest income during 2001 and 2000 discussed in the paragraph above.

Noninterest Income
------------------

         Total noninterest income increased $1,980,000 to $8,852,000 for the year ended December 31, 2001 from $6,872,000 for the same period in 2000 and $5,368,000 in 1999. This increase in 2001 is primarily the result of an increase in service charges on deposit accounts of $1,134,000 as discussed in the following paragraph, and an increase in other income of $1,242,000 The increase in other income was due to the recognition of $820,000 of earnings on life insurance holdings which were purchased to fund the Company's salary continuation plan. Included in other income for 2001 is a $447,000 gain on sale of SRB's Weaverville, California branch. This branch divestiture was a requirement by regulators to effect the merger with SRB in 2000 which also resulted in the Company realizing losses on sales of securities of $731,000 in 2000 to provide liquidity which was not required in 2001. Also included for 2000 is the one time gain on sale of John Hancock Life common stock of $1,138,000, from the demutualization of that company. The increase in noninterest income in 2000 of $1,504,000 from 1999 was due to an increase in service charges on deposits of $1,018,000 from 1999 to 2000 and the overall impact of the other gains and losses discussed above.

         In March of 2000, NVB began a program called Positively Free Checking(TM) in which NVB offers retail checking accounts to customers, which have no per-check fee and no monthly service charge fee. This program has increased the level of new accounts and new customers at NVB. In October of 2000, this same program was implemented at SRB. This program has been instrumental in increasing service charge income for the Company in 2000 and 2001 and management believes that this program will continue to enhance fee income in 2002.

Noninterest Expense
-------------------

The following table is a summary of the Company's noninterest expense for the periods indicated:

(in thousands)                          2001            2000           1999

Salaries & employee benefits         $   11,394      $   10,205     $   8,638
Equipment expense                         1,483           1,748         1,323
Occupancy expense                         1,274           1,423         1,219
Professional Services                       786           1,101         1,243
ATM expense                                 626             684           554
Printing & supplies                         570             472           398
Postage                                     491             414           356
Messenger expense                           338             316           332
Data processing expenses                    292             294           297
Merger & integration expense                358           3,169           149
Other                                     4,478           4,410         3,772
                                    ------------------------------------------
  Total noninterest expenses         $   22,090      $   24,236     $  18,281
                                    ==========================================

         Total noninterest expense decreased $2,146,000 to $22,090,000 for the year ended December 31, 2001, from $24,236,000 for the same period in 2000 and 18,281,000 in 1999. The decrease in 2001 was primarily a result of the $2,811,000 decrease in merger-related charges from $3,169,000 in 2000 to $358,000 in 2001. This decrease was offset by an increase in salaries and employee benefits expense in 2001 of $1,189,000 compared to 2000 due to an increase in staffing levels, an increase in salary continuation plan expense and $141,000 in severance costs. Equipment expense decreased in 2001 from 2000 due to expenses incurred in 2000 related to the write off of certain redundant equipment from the merger with SRB.

         In 2000, noninterest expenses increased by $5,955,000 due primarily to merger and integration expenses of $3,169,000 compared to $149,000 in 1999 as well as an increase in salaries and benefits of $1,567,000. In 2000, salaries and benefits increased due to the Company's new customer call center and increased staffing at BPI to accommodate the additional processing volume associated with SRB.

Income Taxes
------------

         The provision for income taxes for the year ended December 31, 2001 was $3,062,000 as compared to $1,609,000 for the same period in 2000 and $2,331,000 for 1999. The effective income tax rate for state and federal income taxes was 31.5%, for the year ended December 31, 2001 compared to 34.3% for the same period in 2000 and 28.9% for the same period in 1999. The difference in the effective tax rate compared to the statutory tax rate (42.05%) is primarily the result of the Company's investment in municipal securities. Interest earned on municipal securities is exempt from federal income tax and therefore lowers the Company's effective tax rate. The increase in the effective tax rate for 2000 was due to the merger-related charges, some of which are not tax deductible

Impaired, Nonaccrual, Past Due and Restructured Loans and Leases, and Other Non
-------------------------------------------------------------------------------
performing Assets
-----------------

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

         At December 31, 2001 and 2000, the recorded investment in loans and leases for which impairment has been recognized was approximately $867,000 and $811,000. Of the 2001 balance, approximately $408,000 has a related valuation allowance of $218,000. Of the 2000 balance, approximately $811,000 has a related valuation allowance of $400,000. For the years ended December 31, 2001, 2000 and 1999, the average recorded investment in loans and leases for which impairment has been recognized was approximately $613,000, $1,376,000 and $4,180,000. During the portion of the year that the loans and leases were impaired the Company recognized interest income of approximately $76,000, $124,000 and $207,000 for cash payments received in 2001, 2000 and 1999.

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

         Nonperforming assets at December 31 are summarized as follows (in thousands):

                                                           2001          2000          1999          1998          1997
Nonaccrual loans and leases                              $    867      $    780     $   2,145     $   5,203     $   3,360
Loans 90 days past due but still accruing interest            848           561           223           368           244
Restructured loans                                                                        601           242           166
Other real estate owned                                       287           341           699           929           596
                                                    ----------------------------------------------------------------------
  Total  nonperforming assets                            $  2,002      $  1,682     $   3,668     $   6,742     $   4,366
                                                    ======================================================================

         If interest on nonaccrual loans and leases had been accrued, such income would have approximated $69,000, in 2001, $139,000 in 2000 and $349,000 in 1999. Interest income of $76,000 in 2001, $124,000 in 2000 and $207,000 in
1999 was recorded when it was received on the nonaccrual loans and leases.

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

         At December 31, 2001, there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

Allowance for Loan and Lease Losses
-----------------------------------

         The following table summarizes the Company's loan and lease loss experience for the years ended December 31 (dollars in thousands):

                                                      2001           2000           1999           1998           1997
Average loans and leases outstanding               $  378,190     $  342,831     $  313,169     $  278,037     $  246,862
Allowance for loan and lease losses
  at beginning of period                                4,964          4,606          4,704          2,861          2,061
Loans and leases charged off:
  Commercial, financial and agricultural                  213          1,276          1,105          2,904          1,694
  Real Estate - construction                                                                             3
  Real Estate - mortgage                                   27             53            105             35            128
  Installment                                             610            269            788            735            411
  Other                                                    72             79             67             33             33
                                               ---------------------------------------------------------------------------
Total loans and leases charged off                        922          1,677          2,065          3,710          2,266
Recoveries of loans and leases
  previously charged off:
  Commercial, financial and agricultural                  194            262            244             59             16
  Real Estate - construction
  Real Estate - mortgage                                    1                            32             12              4
  Installment                                             169             89            422            144             34
  Other                                                    10             14              7              4              1
                                               ---------------------------------------------------------------------------
Total recoveries of loans and leases
  previously charged off                                  374            365            705            219             55
                                               ---------------------------------------------------------------------------
Net loans and leases charged off                          548          1,312          1,360          3,491          2,211
  Provisions for loan and lease losses                  1,370          1,670          1,262          5,334          3,011
                                               ---------------------------------------------------------------------------

Balance of allowance for loan and lease
  losses at end of period                          $    5,786     $    4,964     $    4,606     $    4,704     $    2,861
                                               ===========================================================================

Ratio of net charge-offs to average loans
  and leases outstanding                                0.15%          0.38%          0.43%          1.26%          0.90%
Allowance for loan and lease losses to
  total loans and leases                                1.46%          1.34%          1.39%          1.54%          1.12%

         The allowance for loan and lease losses is established through a provision for loan and lease losses based on management's evaluation of the risks inherent in the loan and lease portfolio, including unused commitments to provide financing. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan and lease loss experience, and the Company's underwriting policies. The allowance for loan losses is maintained at an amount management considers adequate to cover losses in loans and leases receivable, which are considered probable and estimable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on judgements different from those of management.

         The allowance for loan and lease losses is comprised of three primary types of allowances:

         1. Formula Allowance

         Formula allowances are based upon loan loss factors that reflect management's estimate of the inherent loss in various segments of or pools within the loan and lease portfolio. The loss factor is multiplied by the portfolio segment (e.g. multifamily permanent mortgages) balance (or credit commitment, as applicable) to derive the formula allowance amount. The loss factors are updated periodically by the Company to reflect current information that has an effect on the amount of loss inherent in each segment.

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

         3. Unallocated Allowance

         The Company maintains an unallocated loan and lease loss allowance that is based upon management's evaluation of conditions that are not directly measured in the determined of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated in connection with the unallocated allowance at December 31, 2001 included the following, which existed at the balance sheet date:

         General Factors:

         o General business and economic conditions and affecting the Company's key lending areas

         o  Real estate values in California

         o  Loan volumes and concentrations

         o  Seasoning of the loan portfolio

         o  Status of the current business cycle

         o  Specific industry or market conditions within portfolio segments

         At December 31, 2001, the allowance for loan losses was comprised of $4,545,000 in formula allowance, $25,000 in specific allowance, and $1,216,000 in unallocated allowance. The $4,545,000 in formula allowance reflects management's estimate of the inherent loss in various pools or segments in the portfolio, and includes adjustments for general economic conditions, trends in the portfolio, changes in the mix of the portfolio and the level of formula allowance is consistent from 2000 to 2001.

         The $1,216,000 in unallocated allowance at December 31, 2001, reflects an increase from $425,000 at December 31, 2000 due to the Company's consideration of the following factors, as well as more general factors including the slowing economy, increased layoffs and unemployment, and consumer and business reactions to the events of September 11, 2001:

o The recent potential adverse effects of a decline in tourism impacting the hospitality that is a significant component of the economies within our service area;

o Slight increases in local unemployment and personal bankruptcies which may have an impact on our retail consumer portfolio;

o Continued changes in the mix of our loan portfolio toward increased emphasis on commercial business and real estate lending.

Management anticipates that as the Company continues to implement its strategic plan the Company will:

o        generate further growth in loans receivable held for investment

o emphasize the origination and purchase of income property real estate loans

o        continue expansion of commercial business lending

         As a result, future provisions will be required and the ratio of the allowance for loan losses to loans outstanding will increase. Experience across the financial services industry indicates that commercial business and income property loans may present greater risks than residential real estate loans, and therefore should be accompanied by suitably high levels of reserves.

         The following table shows the allocation of the Company's Allowance and the percent of allowance in each category to the total allowance at December 31 (dollars in thousands).

                                         2001                           2000                           1999
                                         ----                           ----                           ----
                               Allowance          %            Allowance           %          Allowance         %
                                  For             Of              for             of             For            of
                                Losses        Allowance         losses         Allowance       Losses       Allowance
                                ------        ---------         ------         ---------       ------       ---------
Loan Categories:
Commercial, financial
  Agricultural                  $     2,141          37.0%       $     2,953         59.5%     $     2,401        52.1%
Real Estate-construction                165           2.9%                93          1.9%              57         1.2%
Real Estate-mortgage                    238           4.1%               258          5.2%             243         5.3%
Installment                           1,922          33.2%             1,181         23.8%             517        11.2%
Other                                   104           1.8%                54          1.1%              22         0.5%
Unallocated                           1,216          21.0%               425          8.5%           1,366        29.7%
                            --------------------------------------------------------------------------------------------
  Total                         $     5,786         100.0%       $     4,964        100.0%     $     4,606       100.0%
                            ============================================================================================

Liquidity and Interest Rate Sensitivity
---------------------------------------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the pay-downs and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $13,500,000 as of December 31, 2001 were available to provide liquidity. In addition, NVB and SRB are both members of the Federal Home Loan Bank ("FHLB") System providing an additional line of credit of $55,900,000 secured by first deeds of trust on eligible 1-4 unit residential loans and qualifying investment securities. The Company also had a line of credit with Federal Reserve Bank ("FRB") of $10,428,000 secured by first deeds of trust on eligible commercial real estate loans. As of December 31, 2001, borrowings of $20,393,000 were outstanding with the FHLB, $254,000 with the FRB and $10,000,000 was outstanding in the form of Company obligated manditorily redeemable cumulative trust preferred securities.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $161,745,000 and $134,369,000 (or 27.1% and 24.9% of total assets) at December 31, 2001 and December 31, 2000, respectively. Total liquid assets for December 31, 2001 and December 31, 2000 include investment securities of $1,455,000 and $25,811,000, respectively, classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $460,054,000 and $412,807,000 at December 31, 2001 and December 31, 2000, respectively.

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

         The Company has a certain portion of its loan portfolio tied to the national prime rate. If these rates are lowered because of general market conditions, e.g., the prime rate decreases in response to a rate decrease by the Federal Reserve Open Market Committee ("FOMC"), these loans will be repriced. If the Company were at the same time to have a large proportion of its deposits in long-term fixed-rate certificates, interest earned on loans would decline while interest paid on the certificates would remain at higher levels for a period of time until they mature. Therefore, net interest income would decrease immediately. A decrease in net interest income could also occur with rising interest rates if the Company had a large portfolio of fixed-rate loans and securities that was funded by deposit accounts on which the rate is steadily rising.

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

Net Interest Income and Net Economic Value Simulations
------------------------------------------------------

         To quantify the extent of all of these risks both in its current position and in transactions it might take in the future, the Company uses computer modeling to simulate the impact of different interest rate scenarios on net interest income and on net economic value. Net economic value or the market value of portfolio equity is defined as the difference between the market value of financial assets and liabilities. These hypothetical scenarios include both sudden and gradual interest rate changes, and interest rate changes in both directions. This modeling is the primary means the Company uses for interest rate risk management decisions.

         The hypothetical impact of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures. The results for the Company's December 31, 2001 balances indicate that the Company's net economic value at risk from 2% shocks are within normal expectations for sudden changes. The results for the Company's simulation indicates unusual results for changes in net interest income over a one-year period given the same interest rate shocks. These results indicate that net interest income will be lower over the next twelve-month period whether or not interest rates rise or fall. This is due to the fact that because interest rates are so low, rates on certain administered-rate deposit products cannot decrease by 2.0% and in some cases, cannot even decrease by 0.75%. If rates cannot be lowered by 2.0% in a simulation environment on a substantial portion of deposit liabilities, interest expense will not decrease as fast as interest income, thus causing net interest income to decrease.

                                           Shocked by -2%       Shocked by +2%
Net interest income                             -5.5%               -1.3%
Net economic value                              -1.4%                7.7%

         For the modeling, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk. The Company has compared its assumptions with those used by other financial institutions.

Financial Condition as of December 31, 2001 as Compared to December 31, 2000
----------------------------------------------------------------------------

         Total assets at December 31, 2001, were $594,973,000, compared to December 31, 2000 assets of $540,221,000. Increases in average deposits of $30,485,000 and a decrease in average investment securities of $20,388,000 offset by an increase in average Federal funds sold of $6,484,000 were used to fund an increase in average loans of $35,359,000.

         Investment securities and federal funds sold totaled $132,881,000 at December 31, 2001, compared to $105,235,000 at December 31, 2000. The increase was primarily due to deposit growth of $53,987,000, which was deployed in the purchase of municipal, agency and corporate bonds. Both NVB and SRB are members of Federal Reserve Bank and Federal Home Loan Bank of San Francisco and collectively hold $2,028,000 in FRB and FHLB stock.

         During 2001, net loans increased 7.2% to $391,022,000 from $364,659,000 at December 31, 2000. Loans are the Company's largest component of earning assets. The Company's average loan to deposit ratio increased slightly to 77.2% in 2001 compared to 74.6% in 2000. The increase was attributed to the allocation of more resources solely focused on loan origination and the establishment of more automated underwriting processes.

         During 2001, total deposits increased 11.7% to $514,278,000 compared to $460,291,000 at December 31, 2000. This growth occurred across all deposit categories except interest bearing demand accounts which declined $11,532,000 or 23.3%. Noninterest bearing demand deposits increased $26,856,000 or 39.6%, savings increased $32,594,000 or 21.2% and time certificates increased $6,069,000 or 3.2%. The increase was due to a significant number of new accounts opened during 2001, which is attributed to the continued success of our "high performance checking program".

         The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as very positive because it limits the Company's ability to earn a high rate of return on shareholders equity (ROE). Stockholders' equity decreased to $43,678,000 as of December 31, 2001, as compared to $54,857,000 at December 31, 2000. The decrease was primarily as a result of the payment of cash dividends of $2,100,000 offset by the net income of $6,666,000, the increase in the unrealized gain on available for sale of securities of $930,000 and the Company's stock repurchase Plans in 2001. Under the Plans 1,188,500 shares of common stock were repurchased for $17,115,000 at an average price of $14.40 and retired by the Company. At December 31, 2001, there were 21,253 shares remaining to repurchase under the Plans. Under current regulations, the management believes that the Company meets all capital adequacy requirements (dollars in thousands).

                                   Minimum For
                                Capital Adequacy
                                     Capital        Ratio       Purposes
                                --------------------------------------------
Company:
  Tier I capital
      (to average assets)           $   49,587       8.37%        4.00%
  Tier I capital
      (to risk weighted assets)     $   49,587      11.57%        4.00%
  Total capital
      (to risk weighted assets)     $   54,959      12.82%        8.00%

Impact of Inflation
-------------------

         Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetarily based items. The relatively low proportion of the Company's fixed assets (approximately 1.7% December 31, 2001) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics or embedded features. The Company currently has not entered into any freestanding derivative contracts and did not identify any embedded derivatives requiring bifurcation at December 31, 2001 or 2000. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and generally require collateral from the borrower. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The Financial Statements required by this item are set forth following
Item 14 of this Form 10-K, and are incorporated herein by reference.

         The following table discloses the Company's condensed selected quarterly financial data for each of the quarters in the two-year period ended December 31, 2001. All amounts have been restated on a historical basis to reflect the merger with Six Rivers Bank, which closed in October 2000, as a pooling of interests as if the Companies had been combined for all periods presented.

                                                               For the Quarter Ended

                             March 31,  June 30,    September    December    March 31,  June 30,    September    December
                                                       30,          31,                                 30,         31,

(in thousands)                 2001       2001        2001         2001        2000       2000         2000        2000
Interest income              $  9,930   $ 9,814     $ 10,193     $  9,874    $  9,651   $ 9,912      $ 10,144    $  10,259
Interest expense                4,175     4,019        3,840        3,441       3,816     3,993         4,175        4,251
                         --------------------------------------------------------------------------------------------------
  Net interest income           5,755     5,795        6,353        6,433       5,835     5,919         5,969        6,008
Provision for loan
and lease losses                  220       300          420          430         520       570           230          350
Noninterest income              1,823     2,192        2,055        2,782       2,052     1,523         1,568        1,729
Noninterest expense             5,215     5,398        5,526        5,951       4,949     5,319         5,167        8,801
                         --------------------------------------------------------------------------------------------------
Income (loss) before
provision for income
taxes                           2,143     2,289        2,462        2,834       2,418     1,553         2,140      (1,414)
Provision (benefit) for
income taxes                      674       688          773          927         767       433           660        (251)
                         --------------------------------------------------------------------------------------------------
Net income (loss)            $  1,469   $ 1,601     $  1,689     $  1,907    $  1,651   $ 1,120      $  1,480    $ (1,163)
                         ==================================================================================================

Earnings Per Share
    Basic                    $   0.25   $  0.28     $   0.33     $   0.41    $   0.29   $  0.19      $   0.25    $  (0.20)
                         ==================================================================================================
    Diluted                  $   0.25   $  0.27     $   0.33     $   0.40    $   0.28   $  0.19      $   0.25    $  (0.19)
                         ==================================================================================================

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         Not applicable.

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
-----------------------------------------------------------------------------
SECTION 16(a) OF THE EXCHANGE ACT
---------------------------------

         The information concerning directors and executive officers required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission (the "Commission") entitled "Election of Directors" (not including the share information included in the beneficial ownership tables nor the footnotes thereto nor the subsections entitled "Committees of the Board of Directors", "Compensation Committee Interlocks and Insider Participation" and "Meetings of the Board of Directors") and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

         The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders of the Company to be filed with the Commission entitled "Executive Compensation" and the subsection entitled "Election of Directors - Compensation Committee Interlocks and Insider Participation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

         The information required by this item is incorporated by reference from sections of the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled "Election of Directors - Security Ownership of Certain Beneficial Owners and Management", as to share information in the tables of beneficial ownership and footnotes thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

         The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the Commission, entitled "Certain Relationships and Related Transactions".

PART IV
--------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
----------------------------------------------------------------

         (a)      The following documents are filed as part of the report:
                  1.  Financial Statements:
                  2.  Exhibits:  See Index to Exhibits at page 67.

         (b) Reports on Form 8-K during the quarter ended December 31, 2001 Filed October 3, 2001 - Press release -Announcement of new stock repurchase program. Filed October 19, 2001 - Press release - Earnings for quarter ended September 30, 2001.

         (c)      Exhibits
                  See Index to Exhibits at page 67 of this Annual Report on Form 10-K, which is incorporated herein by reference.

         (d)      Financial Statement Schedules
                  Not applicable.

NORTH VALLEY BANCORP AND
SUBSIDIARIES


Consolidated Financial Statements as of
December 31, 2001 and 2000 and for each
of the Three Years in the Period Ended
December 31, 2001 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
North Valley Bancorp
Redding, California

We have audited the accompanying consolidated balance sheets of North Valley Bancorp and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of North Valley Bancorp and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

Sacramento, California
January 31, 2002

NORTH VALLEY BANCORP AND SUBSIDIARIES NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2001 AND
2000 (In thousands except share amounts)
----------------------------------------------------------------------------------------------------

ASSETS                                                                           2001         2000
Cash and cash equivalents:
  Cash and due from banks                                                     $  26,575    $  27,428
  Federal funds sold and repurchase agreements                                   19,800        1,300
                                                                              ----------------------
           Total cash and cash equivalents                                       46,375       28,728

Interest bearing deposits in other financial institutions                         2,289        1,706
Securities:
     Available for sale, at fair value                                          111,626       78,124
     Held to maturity, at amortized cost (fair value of $1,941 and
     $26,926 at December 31, 2001 and 2000)                                       1,455       25,811

Loans and leases, net of allowance for loan and lease losses of $5,786 and
         $4,964 and deferred loan fees of $210 and $69 at
         December 31, 2001 and 2000                                             391,022      364,659
Premises and equipment, net of accumulated depreciation and amortization         10,294        9,623
Other real estate owned                                                             287          341
FHLB and FRB stock and other securities                                           2,213        2,155
Core deposit and other intangibles, net                                           3,252        3,451
Accrued interest receivable                                                       3,184        3,738
Other assets                                                                     22,976       21,885
                                                                              ----------------------

TOTAL ASSETS                                                                  $ 594,973    $ 540,221
                                                                              ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
     Noninterest-bearing demand deposits                                      $  94,719    $  67,863
     Interest-bearing:
        Demand accounts                                                          37,937       49,469
        Savings                                                                 186,087      153,493
        Time certificates                                                       195,535      189,466
                                                                              ----------------------
           Total deposits                                                       514,278      460,291

Other borrowed funds                                                             20,647       17,001
Accrued interest payable and other liabilities                                    6,370        8,072
Company obligated mandatorily  redeemable cumulative
  trust preferred securities of subsidiary grantor trust                         10,000
                                                                              ----------------------
           Total liabilities                                                    551,295      485,364
                                                                              ----------------------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none
Common stock, no par value: authorized 20,000,000 shares: outstanding
           4,651,056 and 5,805,416 at December 31, 2001 and 2000                 24,538       30,301
Retained earnings                                                                18,383       24,729
Accumulated other comprehensive income (loss), net of tax                           757         (173)
                                                                              ----------------------
           Total stockholders' equity                                            43,678       54,857
                                                                              ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 594,973    $ 540,221
                                                                              ======================

See notes to consolidated financial statements

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(In thousands except share and per share amounts)
--------------------------------------------------------------------------------------------------------------------------

                                                                               2001             2000               1999
INTEREST INCOME:
  Loans including fees                                                      $   32,326      $    30,699        $    27,118
  Lease financing                                                                  345              378                336
  Securities:
    Taxable                                                                      4,835            6,200              5,460
    Exempt from federal taxes                                                    1,631            1,834              2,165
  Federal funds sold and repurchase agreement                                      674              855              1,200
                                                                            -----------------------------------------------
           Total interest income                                                39,811           39,966             36,279

INTEREST EXPENSE:
  Deposits                                                                      14,551           15,598             13,652
  Company obligated mandatorily redeemable cumulative trust preferred
    securities of subsidiary grantor trust                                         467
  Other borrowings                                                                 457              637                377
                                                                            -----------------------------------------------
           Total interest expense                                               15,475           16,235             14,029
                                                                            -----------------------------------------------

NET INTEREST INCOME                                                             24,336           23,731             22,250

PROVISION FOR LOAN AND LEASE LOSSES                                              1,370            1,670              1,262
                                                                            -----------------------------------------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                                     22,966           22,061             20,988
                                                                            -----------------------------------------------

NONINTEREST INCOME:
  Service charges on deposit accounts                                            5,627            4,493              3,475
  Other fees and charges                                                         1,127            1,094              1,288
  Gain (loss) on sale of loans                                                       4               45               (76)
  Gain (loss)  on sale or calls of securities                                       19            (731)                 44
  Gain on sale of shares of demutualized life insurance company                                   1,138
  Other                                                                          2,075              833                637
                                                                            -----------------------------------------------
           Total noninterest income                                              8,852            6,872              5,368
                                                                            -----------------------------------------------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                                11,394           10,205              8,638
  Equipment expense                                                              1,483            1,748              1,323
  Occupancy expense                                                              1,274            1,423              1,219
  Merger and integration expense                                                   358            3,169                149
  Other                                                                          7,581            7,691              6,952
                                                                            -----------------------------------------------
           Total noninterest expenses                                           22,090           24,236             18,281
                                                                            -----------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                         9,728            4,697              8,075

PROVISION FOR INCOME TAXES                                                       3,062            1,609              2,331
                                                                            -----------------------------------------------

NET INCOME                                                                  $    6,666       $    3,088         $    5,744
                                                                            ===============================================

EARNINGS PER SHARE:
  Basic                                                                     $     1.25       $     0.53         $     1.00
                                                                            ===============================================
  Diluted                                                                   $     1.23       $     0.53         $     0.99
                                                                            ===============================================

See notes to consolidated financial statements

NORTH VALLEY BANCORP AND SUSBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2001,
2000 AND 1999 (In thousands except share amounts)
------------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                                                                                  Other
                                             Common Stock       Comprehensive     Retained    Comprehensive
                                          Shares      Amount        Income        Earnings    Income (Loss)    Total
                                        --------------------------------------------------------------------------------
Balance, January 1, 1999                  5,736,519     29,607                       19,074               19     48,700

Comprehensive income:
Net income                                                         $     5,744        5,744                       5,744
Other comprehensive income,
   net of tax of $(810)
   Unrealized gain (loss) on available
      for sale securities, net of
      reclassification adjustment of $11                                (1,489)                       (1,489)    (1,489)
   Minimum pension liability adjustments                                    28                            28         28
                                                                ---------------
             Total comprehensive income                            $     4,283
                                                                ===============
Stock options exercised                      44,478        301                                                      301
Tax benefit derived from the exercise
   of stock options                                         40                                                       40
Cash dividends on common stock                                                      (1,483)                     (1,483)
                                        -----------------------                -----------------------------------------
Balance, December 31, 1999                5,780,997     29,948                       23,335          (1,442)     51,841

Comprehensive income:
Net income                                                         $     3,088        3,088                       3,088
Other comprehensive income,
    net of tax of $921:
  Unrealized gain (loss) on available
     for sale securities, net of
     reclassification adjustment of $(480)                               1,269                         1,269      1,269
                                                                ---------------
             Total comprehensive income                            $     4,357
                                                                ===============

Stock options exercised                      24,419        111                                                      111
Compensation expense on stock                              208                                                      208
options/grants
Tax benefit derived from the exercise
    of stock options                                        34                                                       34
Cash dividends on common stock                                                      (1,694)                     (1,694)

                                        -----------------------                  ---------------------------------------
Balance, December 31, 2000                5,805,416     30,301                       24,729            (173)     54,857

Comprehensive income:
Net income                                                         $     6,666        6,666                       6,666
Other comprehensive income,
    net of tax of $604
  Unrealized gain (loss) on available
     for sale securities, net of
     reclassification adjustment of $13                                   930                           930        930
                                                                ---------------
             Total comprehensive income                            $    7,596
                                                                ===============

Stock options exercised                      34,140        251                                                      251
Compensation expense on stock                              189                                                      189
options/grants
Repurchase of common shares              (1,188,500)    (6,203)                     (10,912)                    (17,115)
Cash dividends on common stock                                                       (2,100)                     (2,100)
                                        -----------------------                -----------------------------------------

Balance, December 31, 2001                4,651,056   $ 24,538                    $  18,383        $     757   $ 43,678
                                        =======================                =========================================

See notes to consolidated financial statements.

NORTH VALLEY BANCORP & SUBSIDIARIES
CONSOLDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In thousands)
                                                                             2001             2000             1999
                                                                        -------------- ----------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                               $    6,666         $   3,088      $    5,744
  Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
  Depreciation and amortization                                                 1,268             1,518           1,099
  Amortization of premium on securities                                           131               116              41
  Amortization/writedown of goodwill and core deposit intangible                  199               971             248
  Provision for loan and lease losses                                           1,370             1,670           1,262
  Loss on sale/writedown of other real estate owned                                                 277             230
  (Gain) loss on sale or calls of securities                                      (19)              731             (44)
  Gain on sales of shares of demutualized life insurance company                                 (1,138)
  (Gain) loss on sale of loans                                                     (4)              (45)             76
  Provision (benefit) for deferred taxes                                         (544)             (890)            866
  Effect of changes in:
     Accrued interest receivable                                                  554              (352)           (328)
     Other assets                                                              (1,197)          (10,920)           (962)
     Accrued interest payable and other liabilities                            (1,576)            1,893          (1,006)
                                                                        -------------- ----------------- ---------------
          Net cash provided by (used in) operating activities                   6,848            (3,081)          7,226
                                                                        -------------- ----------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of other real estate owned                                    328               627           4,656
Purchases of available for sale securities                                    (75,888)          (27,002)        (52,352)
Proceeds from sales of available for sale securities                           20,845            24,344           1,504
Proceeds from maturities/calls of available for sale securities                47,365            15,136          41,893
Purchases of held to maturity securities                                                          (970)
Proceeds from maturities/calls of held to maturity securities                                     4,792           5,804
Proceeds from sale of shares of demutualized life insurance company                               1,138
Net change in FHLB and FRB stock and other securities                             (58)              143            (442)
Net change in interest bearing deposits in other financial institutions          (583)            6,162          (1,056)
Proceeds from sales of loans                                                      219             3,540          32,144
Net increase in loans and leases                                              (28,222)          (44,546)        (62,365)
Purchases of premises and equipment- net                                       (1,939)           (1,644)         (1,049)
                                                                        -------------- ----------------- ---------------
          Net cash used in investing activities                               (37,933)          (18,280)        (31,263)
                                                                        -------------- ----------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                       53,987             7,594           9,884
Proceeds from issuance of Company obligated mandatorily redeemable
cumulative trust preferred securities of subsidiary grantor trust              10,000
Net change in other borrowed funds                                              3,646             6,436           9,888
Compensation expense on stock options / grants                                    189               208
Cash dividends paid                                                            (2,226)           (1,485)         (1,850)
Repurchase of common shares                                                   (17,115)
Cash received for stock options exercised                                         251               111             301
                                                                        -------------- ----------------- ---------------
                 Net cash provided by financing activities                     48,732            12,864          18,223
                                                                        -------------- ----------------- ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           17,647            (8,497)         (5,814)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   28,728            37,225          43,039
                                                                        ------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $   46,375        $   28,728     $    37,225
                                                                        ================================================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
  Interest                                                                 $   15,310        $   16,299     $    14,061
                                                                        ================================================
  Income taxes                                                             $    3,431        $    2,469     $     1,633
                                                                        ================================================

Noncash investing and financing activities
  Transfer from loans to other real estate owned                           $      274        $      546     $     4,657
                                                                        ================================================
  Transfer of investment securities from held to maturity to
       available for sale                                                  $   25,471
                                                                        ================================================
  Cash dividends declared                                                  $      468        $      580      $      371
                                                                        ================================================

See notes to consolidated financial statements

NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


1.  SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations - North Valley Bancorp and subsidiaries (the "Company") operates 18 branches, which include two supermarket branches, in Northern California. The merger with Six Rivers Bank was completed October 11, 2000, resulting in Six Rivers Bank operating as a wholly owned subsidiary of North Valley Bancorp. The merger was accounted for as a pooling-of-interests and all amounts have been restated on a historical basis as if the Companies had been combined for all periods presented. During 2001, the Company formed North Valley Capital Trust 1which is a Delaware statutory business trust formed for the exclusive purpose of issuing and selling trust preferred securities. The Company operates as three business segments defined as the Company's two wholly owned banking subsidiaries, North Valley Bank and Six Rivers Bank providing banking services to the Company's clients in Northern California and all other activities, which primarily consist of the Holding Company and Bank Processing, Inc. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of the Company's revenues.

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

    Consolidation - The consolidated financial statements include North Valley Bancorp and its wholly owned subsidiaries: North Valley Bank ("NVB") and its wholly owned subsidiary, North Valley Basic Securities; Six Rivers Bank ("SRB"); Bank Processing, Inc. ("BPI"); North Valley Capital Trust 1, and North Valley Trading Company. North Valley Trading Company and North Valley Basic Securities did not have any activity in 2001, 2000 and 1999. All material intercompany accounts and transactions have been eliminated in consolidation.

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

    Investments - The Company's policy with regard to investments is as follows:

             Trading securities are carried at fair value. Changes in fair value are included in other operating income. The Company did not have any securities classified as trading at December 31, 2001 and 2000.

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

    Allowance for Loan and Lease Losses - The allowance for loan and lease losses is established through a provision for loan and lease losses charged to operations. Loans and leases are charged against the allowance for loan and lease losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. Management attributes formula reserves to different types of loans using percentages, which are based upon perceived risk associated with the portfolio and underlying collateral, historical loss experience, and vulnerability to changing economic conditions, which may affect the collectibility of the loans. Specific reserves are allocated for impaired loans and leases, for loans and leases, which have experienced a decline in internal grading, and when management believes additional loss exposure exists. The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. Although the allowance for loan and lease losses is allocated to various portfolio segments, it is general in nature and is available for the loan and lease portfolio in its entirety. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and leases commitments to extend credit. Actual amounts could differ from those estimates.

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

    Core Deposit and Other Intangibles - These assets represent the excess of the purchase price over the fair value of the tangible net assets acquired from the branch acquisition and are being amortized by the straight-line method. In November 2000, as a condition to receiving regulatory approval for the merger, SRB was required to divest its Weaverville branch office which resulted in the write off of approximately $727,000 of the core deposit and other intangibles related to this property.

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

    Merger and Integration Expenses - Merger and integration expenses represent incremental direct costs associated with the merger and consist primarily of transaction costs for professional services including investment banking, legal and accounting. Severance payments have also been included for certain employees in the amount of $1,139,000 of which $330,000 was paid in 2000 and $809,000 was accrued at December 31, 2000 and paid in January 2001.

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

    Disclosures About Segments of an Enterprise - The Company uses the "management approach" for reporting business segment information. The management approach is based on the segments within a company used by the chief operating decision-maker for making operating decisions and assessing performance. Reportable segments are to based on such factors as products and services, geography, legal structure or any other manner by which a company's management distinguishes major operating units. Utilizing this approach, management has determined that the Company has three reportable segments: SRB, NVB and Other.

    Comprehensive Income - Comprehensive income includes net income and other comprehensive income, which represents the change in its net assets during the period from nonowner sources. The components of other comprehensive income for the Company include the unrealized gain or loss on available-for-sale securities and adjustments to minimum pension liability and are presented net of tax.

    Derivative Instruments And Hedging Activities - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No 133, "Accounting for Derivative Instruments and hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Upon adoption the Company transferred certain securities from the held to maturity to the available for sale classification at fair value. The adoption of this statement did not have any other impact on the Company's consolidated financial position or results of operations or cash flows. The Company did not enter into freestanding derivative contracts during 2001 and did not identify any embedded derivatives requiring bifurcation and separate valuation at December 31, 2001.

    New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations", and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangibles assets acquired outside of a business combination whether acquired individually or with a group of other assets and the recognition and measurement of goodwill and other intangibles assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be required to be tested at least annually for impairment. The Company is required to adopt SFAS No. 142 beginning January 1, 2002. Early adoption is not permitted. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its consolidated financial position, results of operations or cash flows as the Company had no goodwill as of December 31, 2001 and all of the Company's core deposit and other intangible assets at December 31, 2001 have finite lives and will continue to be amortized.

    Reclassifications - Certain amounts in 2000 and 1999 have been reclassified to conform with the 2001 financial statement presentation.

2.  BUSINESS COMBINATIONS

    On October 11, 2000, Six Rivers Bank was merged with North Valley Bancorp with Six Rivers Bank operating as a wholly owned subsidiary of North Valley Bancorp. The merger resulted in the issuance of 2,075,546 shares of North Valley Bancorp's common stock based on a conversion ratio of 1.40 shares of North Valley Bancorp's common stock for each share of Six Rivers Bank common stock. The merger has been accounted under the pooling of-interests method of accounting.

3.  RESTRICTED CASH BALANCES

    The Company is subject to regulation by the Federal Reserve Board. The regulations required the Company to maintain certain cash reserve balances on hand or at the Federal Reserve Bank. At December 31, 2001 and 2000, the Company had reserves of $6,694,000 and $4,497,000. As compensation for check-clearing services, additional compensating balances of $1,000,000 are required to be maintained with the Federal Reserve Bank.

4.  SECURITIES

    At December 31, the amortized cost of securities and their approximate fair value were as follows:

    (in thousands)                                                     Gross             Gross           Carrying
                                                  Amortized         Unrealized        Unrealized          Amount
    Available for sale securities:                  Cost               Gains            Losses         (Fair Value)

    December 31, 2001
      Securities of U.S. government
        agencies and corporations                   $      1,991        $       78      $                 $     2,069
      Obligations of states and political
        subdivisions                                      28,085             1,074             (254)           28,905
      Mortgage backed securities                          70,331               601              (81)           70,851
      Corporate securities                                 9,946                20             (241)            9,725
      Other securities                                        88                                (12)               76
                                             -------------------------------------------------------------------------
                                                    $    110,441        $    1,773      $      (588)      $   111,626
                                             =========================================================================
    December 31, 2000
      Securities of U.S. government
        agencies and corporations                   $     26,913        $       42      $      (167)      $    26,788
      Obligations of states and political
        subdivisions                                       2,671                21               (1)            2,691
      Mortgage backed securities                          42,504               405                             42,677
                                                                                               (232)
      Corporate securities                                 6,338                21             (458)            5,901
      Other securities                                        88                                (21)               67
                                             -------------------------------------------------------------------------
                                                    $     78,514        $      489      $      (879)      $    78,124
                                             =========================================================================


                                                        Carrying
                                                         Amount           Gross           Gross
                                                       (Amortized      Unrealized      Unrealized
    Held to maturity securities:                         Cost)            Gains          Losses         Fair Value
    December 31, 2001
      Obligation of states and political
        Subdivisions                                     $     1,455      $      486                      $     1,941
                                                    ==================================================================

    December 31, 2000
      Obligation of states and political
        Subdivisions                                     $    25,811      $    1,115                      $    26,926
                                                    ==================================================================

    Gross realized gains on sales or calls of securities categorized as available for sale securities were $70,000, $203,000 and $11,000 in 2001, 2000 and 1999. Gross realized losses on sales or calls of securities categorized as available for sale securities were $51,000 and $934,000 in 2001 and 2000. There were no gross realized losses on sale of available for sale securities in 1999.

    There were no gross realized gains or losses on calls of held to maturity securities in 2001 and 2000. Gross realized gains on calls of securities categorized as held to maturity securities were $33,000, in 1999 and there were no gross realized losses in 1999.

    On January 1, 2001, the Company transferred $25,471,0000 of certain securities from the held to maturity to the available for sale classification at fair value upon adoption and as allowed by SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. The unrealized gains on the securities transferred were $1,115,000. The net unrealized gains and losses are recorded net of tax within accumulated other comprehensive income, which is a separate component of stockholders' equity.

    Scheduled maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost of approximately $88,000 and a fair value of approximately $76,000) at December 31, 2001, are shown below (in thousands). The Company invests in collateralized mortgage obligations ("CMOs") issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association. Actual maturities of CMOs and other securities may differ from contractual maturities because borrowers have the right to prepay mortgages without penalty or call obligations with or without call penalties. The Company uses the "Wall Street" consensus average life at the time the security is purchased to schedule maturities of these CMOs and adjusts scheduled maturities periodically based upon changes in the Wall Street estimates.

                                            Held to Maturity Securities             Available for Sale
                                                                                        Securities

    (in thousands)                            Amortized
                                                 Cost                                          Fair Value
                                              (Carrying                          Amortized      (Carrying
                                               Amount)      Fair Value              Cost         Amount)
    Due in 1 year or less                                                          $    8,693    $    8,942
    Due after 1 year through 5 years                                                   30,267        30,736
    Due after 5 years through 10 years                                                 43,947        44,585
    Due after 10 years                          $    1,455     $   1,941               27,446        27,287
                                            -----------------------------      -----------------------------
                                                $    1,455     $   1,941           $  110,353    $  111,550
                                            =============================      =============================

    At December 31, 2001 and 2000, securities having fair value amounts of approximately $39,185,000 and $28,507,000 were pledged to secure public deposits, short-term borrowings, treasury tax, loans balances and for other purposes required by law or contract.

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

    (in thousands)                                     2001           2000

    Commercial                                       $    49,248    $    53,617
    Real estate - commercial                              99,164         90,041
    Real estate - construction                             9,764          4,794
    Real estate - mortgage                               109,830        100,937
    Installment                                          113,970        105,393
    Direct financing leases                                3,454          5,183
    Other                                                 11,588          9,727
                                                   -----------------------------
               Total loans and leases receivable         397,018        369,692


    Less:
    Allowance for loan and lease losses                    5,786          4,964
    Deferred loan  fees                                      210             69
                                                   -----------------------------
               Net loans and leases                  $   391,022    $   364,659
                                                   =============================

    At December 31, 2001 and 2000, the Company serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $106,911,000 and $136,641,000.

    Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB and FRB. Pledged loans totaled $93,679,000 and $38,235,000 at December 31, 2001 and 2000.

    The components of the Company's leases receivable as of December 31 are summarized below (in thousands):

                                                          2001         2000

    Future minimum lease payments                       $   3,336    $   5,202
    Residual interests                                        417          283
    Initial direct costs                                      (32)         (34)
    Unearned income                                          (267)        (268)
                                                    ---------------------------
                                                        $   3,454    $   5,183
                                                    ===========================
    Future minimum lease payments receivables are as follows (in thousands):

    2002                                                             $   1,071
    2003                                                                   819
    2004                                                                   712
    2005                                                                   478
    2006 and thereafter                                                    256
                                                                  -------------
         Total                                                       $   3,336
                                                                  =============

    There are no contingent rental payments included in income for 2001, 2000 and 1999.

    Changes in the allowance for loan and lease losses for the years ended December 31, were as follows (in thousands):

                                           2001          2000          1999

    Balance, beginning of year           $   4,964     $   4,606     $   4,704
    Provision charged to operations          1,370         1,670         1,262
    Loans charged off                        (922)       (1,677)       (2,065)
    Recoveries                                 374           365           705
                                      -----------------------------------------
    Balance, end of year                 $   5,786     $   4,964     $   4,606
                                      =========================================

6.  IMPAIRED AND NONPERFORMING LOANS AND LEASES

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

At December 31, 2001 and 2000, the recorded investment in loans and leases for which impairment has been recognized was approximately $867,000 and $811,000. Of the 2001 balance, approximately $408,000 has a related valuation allowance of $218,000. Of the 2000 balance, approximately $811,000 has a related valuation allowance of $400,000. For the years ended December 31, 2001, 2000 and 1999, the average recorded investment in loans and leases for which impairment has been recognized was approximately $613,000, $1,376,000 and $4,180,000. During the portion of the year that the loans and leases were impaired the Company recognized interest income of approximately $76,000, $124,000 and $207,000 for cash payments received in 2001, 2000 and 1999.

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

Nonperforming assets at December 31 are summarized as follows (in thousands):


                                                          2001          2000

Nonaccrual loans and leases                             $     867     $     780
Loans 90 days past due but still accruing interest            848           561
Restructured loans
Other real estate owned                                       287           341
                                                    ---------------------------
  Total  nonperforming assets                           $   2,002     $   1,682
                                                    ===========================

If interest on nonaccrual loans and leases had been accrued, such income would have approximated $69,000, in 2001, $139,000 in 2000 and $349,000 in 1999.
Interest income of $76,000 in 2001, $124,000 in 2000 and $207,000 in 1999 was
recorded when it was received on the nonaccrual loans and leases.

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

At December 31, 2001, there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.


7.  PREMISES AND EQUIPMENT

    Major classifications of premises and equipment at December 31 are summarized as follows (in thousands):

                                                        2001          2000

      Land                                           $   2,594     $   2,063
      Buildings and improvements                         7,132         6,921
      Furniture, fixtures and equipment                  8,061         7,233
      Leasehold improvement                                522           540
      Construction in Progress                             442            73
                                                   --------------------------
                                                        18,751        16,830
      Accumulated depreciation and amortization        (8,457)       (7,207)
                                                   --------------------------
                                                     $ 10,294      $  9,623
                                                   ==========================

8.  OTHER ASSETS

    Major classifications of other assets at December 31 were as follows (in thousands):

                                                          2001         2000

    Cash surrender value of life insurance policies    $   17,632   $   16,990
    Deferred taxes                                          2,161        2,266
    Prepaid expenses                                        1,084          974
    Other                                                   2,099        1,655
                                                     --------------------------
    Total                                              $   22,976   $   21,885
                                                     ==========================

9.  DEPOSITS

    The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $54,224,000 and $47,484,000 at December 31, 2001 and
    2000. Interest expense incurred on such time certificates of deposit was $2,606,000 $2,242,000 and $2,028,000 for the years ended December 31, 2001,
    2000 and 1999.

    At December 31, 2001, the scheduled maturities of all time deposits was as follows (in thousands):

    Years                                           Amount

    2002                                          $  179,327
    2003                                              13,635
    2004                                               2,273
    2005                                                 300
    2006 and thereafter                                  -
                                              ---------------
                                                  $  195,535
                                              ===============

10. LINES OF CREDIT

    At December 31, 2001, the Company had the following lines of credit with correspondent banks to purchase federal funds (in thousands):

    Type                                        Amount        Expiration

    Unsecured                                    $ 10,500        July 31, 2002
    Unsecured                                    $  3,000                 None
    Secured:
      First deeds of trust on eligible
        1- 4 unit residential loans              $ 55,900            Quarterly
      First deeds of trust on eligible
        commercial real estate loans             $ 10,428     January 21, 2002

11.  BORROWING ARRANGEMENTS

Other borrowings outstanding as of December 31, 2001 consist of a loan from the FRB in the form of Treasury Tax and Loan notes which are generally required to be repaid within 30 days from the transaction date as well as FHLB advances. The following table summarizes these borrowings (in thousands):

                                             2001          2000          1999
                                             ----          ----          ----
    Short-Term borrowings:
       FHLB advances                       $    7,000    $   13,400    $  4,400
       FRB loan                                   254           122         603
       Advances under credit lines                            2,999
                                        ----------------------------------------
    Total Short-Term borrowings            $    7,254    $   16,521    $  5,003
                                        ========================================

    Long-Term Borrowings:
       FHLB advances                       $   13,393    $      480    $  5,562
                                        ----------------------------------------
    Total Long-Term borrowings             $   13,393    $      480    $  5,562
                                        ========================================


The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities (dollars in thousands):

                   Short Term               Long Term

Amount             $7,000                   $13,393
Maturity           2002                     2003-2005
Average Rates      3.31%                    4.20%

12. COMPANY OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

The Company formed North Valley Capital Trust as a special purpose entity "SPE" which is consolidated into the Company's financial statements. North Valley Capital Trust I is a Delaware business trust wholly owned by the Company and formed for the purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities of Subsidiary Grantor Trust holding solely junior subordinated debentures. For financial reporting purposes, the Subordinated Debentures and related trust investments in the Subordinated Debentures have been eliminated in consolidation and the Trust Preferred Securities are included in the consolidated balance sheet. Under applicable regulatory guidelines all of the Trust Preferred Securities currently qualify as Tier I capital.

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

The Subordinated Debentures and related trust investment in the Subordinated Debentures have been eliminated in consolidation and the Trust Preferred Securities reflected as outstanding in the accompanying condensed consolidated financial statements. Under applicable regulatory guidelines all of the Trust Preferred Securities will qualify as Tier I capital. Deferred costs related to the Subordinated Debentures, which are included in other assets in the accompanying consolidated balance sheet, at December 31, 2001 was $329,000 and the amortization of the deferred costs was $6,000.



13.  INCOME TAXES

    The provision for income taxes for the years ended December 31, was as follows (in thousands):

                                              2001         2000          1999
    Currently payable:
      Federal                               $  2,852      $  1,945    $   1,235
      State                                      754           554          230
                                        ----------------------------------------
               Total                           3,606         2,499        1,465
                                        ----------------------------------------

    Deferred taxes (benefits):
      Federal                                   (437)         (622)         553
      State                                     (107)         (268)         313
                                        ----------------------------------------
               Total                            (544)         (890)         866
                                        ----------------------------------------

    Total                                  $   3,062     $   1,609    $   2,331
                                        ========================================

    The effective federal tax rate for the years ended December 31, differs from the statutory tax rate as follows:

    Federal income tax at statutory rates        35.0%        35.0%       35.0%
    State income taxes net of federal
      income tax benefit                          4.4%         4.0%        4.4%
    Tax exempt income                            (6.1%)      (15.0%)      (8.5%)
    Merger and integration costs                              11.6%
    Other                                        (1.8%)       (1.3%)      (2.0%)
                                            ------------------------------------

                                                 31.5%        34.3%       28.9%
                                            ====================================

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset at December 31, are as follows (in thousands):

                                                                   2001                   2000
    Deferred tax assets:
      Allowance for loan losses                                 $      1,649          $       1,394
      Accrued pension obligation                                         768                    812
      Deferred compensation                                              763                    696
      Mark to market adjustment                                          531
      California franchise tax                                            42
      Other                                                                                     173
      Unrealized loss on securities available for sale                                          162
      Deferred loan fee income                                                                   61
      Alternative minimum tax credit                                                             35
                                                              --------------------------------------
               Total deferred tax assets                               3,753                  3,333
                                                              --------------------------------------

    Deferred tax liabilities:
      Tax depreciation in excess of book depreciation                    513                    268
      Unrealized gain on securities available for sale                   487
      Other                                                              223
      FHLB stock dividend                                                145                    124
      Originated mortgage servicing rights adjustment                    139                    212
      Deferred loan fee costs                                             85                    255
      Mark to market adjustments                                                                177
      California franchise tax                                                                   31
                                                              --------------------------------------
               Total deferred tax liabilities                          1,592                  1,067
                                                              --------------------------------------
               Net deferred tax asset                           $      2,161          $       2,266
                                                              ======================================

    The Company believes that it is more likely than not that it will realize the above deferred tax assets in the future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

14. RETIREMENT AND DEFERRED COMPENSATION PLANS

    Substantially all employees with at least one year of service participate in a Company-sponsored employee stock ownership plan (ESOP). The Company made contributions to the ESOP of $60,000 in 2001, 2000 and 1999. At December 31, 2001, the ESOP owned approximately 146,000 shares of the Company's stock.

    The Company maintains a 401(k) plan covering employees who have completed 1,000 hours of service during a 12-month period and are aged 21 or older. Voluntary employee contributions are partially matched by the Company. The Company made contributions to the Plan for the years ended December 31, 2001, 2000 and 1999 of $45,000, $43,000 and $34,000, respectively.

    The Company has a nonqualified executive deferred compensation plan for key executives and directors. Under this plan, participants voluntarily elect to defer a portion of their salary, bonus or fees and the Company is required to credit these deferrals with interest. The Company's deferred compensation obligation of $1,895,000 and $1,536,000 as of December 31, 2001 and 2000,
    respectively, is included in accrued interest and other liabilities.

    The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for retired executives and directors. These plans are nonqualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies ($17,632,000 and

    $16,990,000 at December 31, 2001 and 2000, respectively) to pay the retirement obligations. The accrued pension obligation of $2,363,000 and $2,253,000 as of December 31, 2001 and 2000, respectively, is included in accrued interest and other liabilities.

    The following table sets forth the unqualified supplemental retirement defined benefit pension plans status at December 31 (in thousands):

                                                                       2001            2000
    Change in projected benefit obligation
      Projected benefit obligation at beginning of year            $  (2,678)      $  (2,362)
      Service cost                                                       (70)           (116)
      Interest cost                                                     (178)           (175)
      Amendments                                                                         (22)
      Actuarial gain (loss)                                              197            (104)
      Acquisitions                                                                       (94)
      Benefits paid                                                      222             195
                                                                   --------------------------
               Projected benefit obligation at end of year            (2,507)         (2,678)
                                                                   ==========================

    Change in plan assets
      Fair value of plan assets at beginning of year
      Employer contribution                                              222             195
      Benefits paid                                                     (222)           (195)
                                                                   --------------------------
      Fair value of plan assets at end of year
                                                                   ==========================

    Funding
      Unfunded Status                                                 (2,507)         (2,678)
      Unrecognized actuarial (gain) loss                                 (73)             25
      Unrecognized prior service cost                                    330             415
      Unrecognized net transition obligation                             100             125
                                                                   --------------------------
                 Net amount recognized (accrued pension cost)         (2,150)         (2,113)
                                                                   ==========================

    Assumptions used in computing the unfunded status and net periodic benefit costs were:

      Discount rate                                                                          7.50%          7.45 %
      Expected return on assets                                                                N/A             N/A
      Rate of compensation increase (supplemental executive retirement plan only)           6.00 %          6.00 %

                                                       2001     2000      1999
    Components of net periodic benefits cost
      Service cost                                     $  70    $ 116     $  61
      Interest cost                                      178      175       164
      Amortization of net obligation at transition        25       25        25
      Prior service amortization                          31       33        31
      Recognized net actuarial (gain) loss              (32)        1         4
                                                      --------------------------
               Net periodic benefit cost               $ 272    $ 350     $ 285
                                                      ==========================

15. STOCK BASED COMPENSATION

    During 2001, 2000 and 1999, each director was awarded 600 shares of common stock, resulting in an additional 5,400, 4,200 and 4,200 shares being issued. Compensation cost related to these awards was recognized based on the fair value of the shares at the date of award.

    Under the Company's stock option plans as of December 31, 2001, 587,335 shares of the Company's common stock remained available for grants to directors and employees of the Bank. Under the Director Plan, options may not be granted at a price less than 85% of fair market value at the date of the grant. Under the Employee Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under both plans, options may be exercised over a ten year term and vest ratably over four years from the date of the grant. A summary of stock options follows:

                                                                                  OPTIONS           WEIGHTED AVERAGE
                                                                                                     EXERCISE PRICE

    Outstanding, January 1, 1999                                                       269,827                    9.80
      209,705 exercisable at weighted average price of $8.69
        Granted                                                                        408,100                   11.21
        Exercised                                                                      (38,338)                   9.92
        Expired or canceled                                                            (30,780)                   8.96
                                                                             -------------------   --------------------

    Outstanding, December 31, 1999                                                     608,809                   10.78
      251,807 exercisable at weighted average price of $9.69
        Granted                                                                         14,900                    7.49
        Exercised                                                                      (24,419)                   4.55
        Expired or canceled                                                            (28,556)                  12.88
                                                                             -------------------   --------------------

    Outstanding, December 31, 2000                                                     570,734                   10.87
      314,234 exercisable at weighted average price of $10.42
        Granted                                                                        114,701                   12.27
        Exercised                                                                      (34,140)                   8.93
        Expired or canceled                                                            (26,053)                  12.23
                                                                             -------------------   --------------------

    Outstanding, December 31, 2001
      402,941 exercisable at weighted average price of $10.86                           625,242                  11.10
                                                                             ===================   ====================

    Information about stock options outstanding at December 31, 2001 is summarized as follows:

                                       Average         Exercise                          Exercise
Range of                              Remaining        Price of                          Price of
Exercise             Options         Contractual        Options         Options          Options
 Prices            Outstanding      Life (Years)      Outstanding     Exercisable      Exercisable
$      3.35            3,300                1          $  3.35           3,300          $  3.35
$      5.10            6,000                2          $  5.10           6,000          $  5.10
$   6.09-6.68         43,640                2          $  6.45          43,640          $  6.45
$   8.04-8.44         20,033                5          $  8.22          20,033          $  8.22
$   9.14-9.88         29,200                7          $  9.75          19,600          $  9.68
$   10.00-10.875     244,708                7          $ 10.34         147,548          $ 10.33
$     11.37           60,000                9          $ 11.37          12,000          $ 11.37
$   12.41-12.875     124,060                7          $ 12.77         104,960          $ 12.75
$   13.30-13.38       49,301                9          $ 13.33           9,860          $ 13.33
$     15.94           45,000                7          $ 15.94          36,000          $ 15.94

    The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Under that plan no compensation cost has been recognized except for the differences between the fair value at the date of grant and the exercise price of 85% of fair value for the Director Plan. SFAS No. 123, Accounting for Stock-Based Compensation requires disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of 1995. Had compensation cost for the grants been determined based upon the fair value method, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below.

                                                          2001       2000       1999
    Net income:
      As reported                                        $ 6,666   $ 3,088    $ 5,744
      Pro forma                                          $ 6,427   $ 2,901    $ 5,542

    Basic earnings per common share:
      As reported                                        $  1.25   $  0.53    $  1.00
      Pro forma                                          $  1.21   $  0.50    $  0.96

    Diluted earnings per common and equivalent share:
      As reported                                        $  1.23   $  0.53    $  0.99
      Pro forma                                          $  1.18   $  0.50    $  0.95

    The fair value of the options granted during 2001, 2000, and 1999 is estimated as $430,000, $62,000 and $926,000 on the date of grant using a binomial option-pricing model with the following assumptions: $0.40, $0.28 and $0.24 annual dividend, volatility of 22.03%, 23.13% and 22.31%, risk-free interest rate of 5.00%, 6.00% and 5.00%, assumed forfeiture rate of zero, and an expected life of seven years in 2001, 2000 and 1999. The weighted average per share fair value of the 2001, 2000 and 1999 awards was $3.75, $4.14 and $2.27.

16.  EARNINGS PER SHARE

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

         There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the years ended December 31 is reconciled as follows:

    (in thousands)                                               2001      2000      1999
    Calculation of Basic Earnings Per Share
    Numerator - net income                                      $6,666    $3,088    $5,744
    Denominator - weighted average common shares outstanding     5,322     5,794     5,758
                                                                ------    ------    ------

               Basic earnings per share                         $ 1.25    $ 0.53    $ 1.00
                                                                ======    ======    ======

    Calculation of Diluted Earnings Per Share
    Numerator - net income                                      $6,666    $3,088    $5,744
    Denominator:
      Weighted average common shares outstanding                 5,322     5,794     5,758
      Dilutive effect of outstanding options                       111        38        52
                                                                ------    ------    ------

               Weighted average common shares outstanding -
                 Diluted                                         5,433     5,832     5,810
                                                                ------    ------    ------

               Diluted earnings per share                       $ 1.23    $ 0.53    $ 0.99
                                                                ======    ======    ======

17. COMMITMENTS AND CONTINGENCIES

    The Company is involved in a number of legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the financial statements.

    The Company has operating leases for certain premises and equipment. Rent expense for such leases for the years ended December 31, 2001, 2000 and 1999 was $365,000, $383,000 and $355,000.

    The following schedule represents the Company's noncancelable future minimum scheduled lease payments at December 31, 2001 (in thousands):

    2002                                      $      466
    2003                                             370
    2004                                             350
    2005                                             340
    2006 and thereafter                              934
                                              ----------
    Total                                     $    2,460
                                              ==========

    NVB was contingently liable under letters of credit issued on behalf of its customers in the amount of $1,817,000 and $2,817,000 at December 31, 2001 and 2000. At December 31, 2001, commercial and consumer lines of credit, and real estate loans of approximately $38,876,000 and $18,210,000 were undisbursed. At December 31, 2000, commercial and consumer lines of credit, and real estate loans of approximately $29,704,000 and $14,642,000 were undisbursed.

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

    These instruments involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at December 31, 2001 and 2000, no losses are anticipated as a result of these commitments.

18. RELATED PARTY TRANSACTIONS

    At December 31, 2001 and 2000, certain officers, directors and their associates and principal shareholders were indebted to the Company for loans made on substantially the same terms, including interest rates and collateral, as comparable transactions with unaffiliated parties.

    A summary of activity for the years ended December 31, 2000 and 1999 is as follows (in thousands; renewals are not reflected as either new loans or repayments):

                                                                                2001        2000
          Beginning Balance                                                   $  3,919    $  3,920
          Borrowings                                                             1,599         128
          Repayments                                                            (1,201)        (79)
          Directors or officers no longer associated with the Company                          (50)
                                                                              --------    --------

          Ending Balance                                                      $  4,317     $ 3,919
                                                                              ========    ========

19. REGULATORY MATTERS

    The Company, NVB and SRB are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and, possibly, additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, NVB and SRB must meet specific capital guidelines that involve quantitative measures of the Company's, NVB's and SRB's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's, NVB's and SRB's capital amounts and NVB's prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company, NVB and SRB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company, NVB and SRB meet all capital adequacy requirements to which they are subject.

    The most recent notifications from the Federal Deposit Insurance Corporation for NVB and SRB as of December 31, 2001 and 2000, categorized NVB and SRB as well capitalized under the regulatory framework for prompt correction action. To be categorized as well capitalized NVB and SRB must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed NVB's or and SRB's category.

The Company's actual capital amounts (in thousands) and ratios are also presented, respectively, in the following tables.

                                                                                                           To Be Well
                                                                                                       Capitalized Under
                                                                         For Capital                   Prompt Corrective
                                              Actual                  Adequacy Purposes                Action Provisions
                                     -------------------------- -------------------------------  -------------------------------
                                                                    Minimum         Minimum          Minimum        Minimum
                                         Amount       Ratio          Amount          Ratio           Amount          Ratio
    Company As of December 31, 2001:
      Total capital
        (to risk weighted assets)    $     54,959       12.82%  $         34,285         8.00%               N/A           N/A
      Tier I capital
        (to risk weighted assets)    $     49,587       11.57%  $         17,142         4.00%               N/A           N/A
      Tier I capital
        (to average assets)          $     49,587        8.37%  $         23,701         4.00%               N/A           N/A

    As of December 31, 2000:
      Total capital
        (to risk weighted assets)    $     56,415       14.30%  $         31,571         8.00%               N/A           N/A
      Tier I capital
        (to risk weighted assets)    $     51,482       13.05%  $         15,785         4.00%               N/A           N/A
      Tier I capital
        (to average assets)          $     51,482        9.73%  $         21,161         4.00%               N/A           N/A

    North Valley Bank
    As of December 31, 2001:
      Total capital
        (to risk weighted assets)    $     35,140       11.75%  $         23,920         8.00%   $        29,900         10.00%
      Tier I capital
        (to risk weighted assets)    $     31,913       10.67%  $         11,960         4.00%   $        17,940          6.00%
      Tier I capital
        (to average assets)          $     31,913        8.13%  $         15,698         4.00%   $        19,622          5.00%

    As of December 31, 2000:
      Total capital
        (to risk weighted assets)    $     37,830       13.96%  $         21,686         8.00%   $        27,108         10.00%
      Tier I capital
        (to risk weighted assets)    $     34,912       12.88%  $         10,843         4.00%   $        16,265          6.00%
      Tier I capital
        (to average assets)          $     32,217       10.20%  $         12,640         4.00%   $        15,800          5.00%

    Six Rivers Bank
    As of December 31, 2001:
      Total capital
        (to risk weighted assets)    $     18,166       14.17%  $         10,258         8.00%   $        12,822         10.00%
      Tier I capital
        (to risk weighted assets)    $     16,551       12.91%  $          5,129         4.00%   $         7,693          6.00%
      Tier I capital
        (to average assets)          $     16,551        8.35%  $          7,932         4.00%   $         9,914          5.00%

    As of December 31, 2000:
      Total capital
        (to risk weighted assets)    $     16,492       13.16%  $         10,022         8.00%   $        12,528         10.00%
      Tier I capital
        (to risk weighted assets)    $     14,920       11.91%  $          5,011         4.00%   $         7,517          6.00%
      Tier I capital
        (to average assets)          $     14,920        7.61%  $          7,844         4.00%   $         9,805          5.00%

    Under federal and California state banking laws, dividends paid by NVB and SRB to the Company in any calendar year may not exceed certain limitations without the prior written approval of the appropriate bank regulatory agency. At December 31, 2001, the amount not restricted for payment of dividends without prior written approval was approximately $3,743,000. Similar restrictions apply to the amounts and terms of loans, advances and other transfers of funds from NVB and SRB to the Company.

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. Although management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimating technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Fair value has not been adjusted to reflect changes in market conditions subsequent to December 31, 2001, therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

    The following estimates and assumptions were used as of December 31, 2001 and 2000 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

    (h) Trust Preferred Securities-The fair value of the Trust Preferred Securities is estimated by discounting the contractual cash flows using the current interest rate at which similar borrowing for the same remaining maturity could be made.

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

                                                              2001                            2000
                                                   Carrying         Fair          Carrying          Fair
                                                    Amount          Value          Amount           Value
      FINANCIAL ASSETS
        Cash and cash equivalents                  $  46,375        $ 46,375        $ 28,728        $ 28,728
        FHLB, FRB and
          other securities                         $   2,213        $  2,213        $  2,155        $  2,155
        Interest bearing deposit in other
          financial institutions                   $   2,289        $  2,289        $  1,706        $  1,706
        Securities:
          Available for sale                       $ 111,626        $111,626        $ 78,124        $ 78,124
          Held to maturity                         $   1,455        $  1,941        $ 25,811        $ 26,926
       Loans and leases and loans held
         for sale                                  $ 391,022        $397,927        $364,659        $366,650
       Cash surrender value of life
         Insurance                                 $  17,632        $ 17,632        $ 16,990        $ 16,990

      FINANCIAL LIABILITIES
        Deposits                                   $ 514,278        $512,755        $460,291        $456,203
        Other borrowed funds                       $  20,647        $ 20,647        $ 17,001        $ 17,001
        Trust preferred securities                 $  10,000        $ 10,000

21. Segment Reporting

    The Company operates as three business segments; North Valley Bank, Six Rivers Bank and Other. Management analyzes the operations of NVB, SRB and Other separately. Other consists of Bancorp and BPI, both of which provide services to NVB and SRB. Other also includes all eliminating entries for inter-company revenue and expense items required for consolidation. Management allocates the costs of Bancorp and BPI to NVB and SRB based primarily on usage through a variety of statistical data. NVB and SRB are separately chartered institutions each with its own Board of Directors and regulated independently of each other.

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

    Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, follows:

                                         NVB         SRB           Other         Total
                                     ----------- ------------- ------------- --------------
     Year ended December 31, 2001:

     Total revenues                   $  22,497    $  10,473     $     218     $  33,188
     Net income (loss)                $   5,878    $   1,427     $    (639)    $   6,666
     Interest income                  $  26,369    $  13,403     $      39     $  39,811
     Interest expense                 $   9,656    $   5,352     $     467     $  15,475
     Depreciation and amortization    $     765    $     813     $      20     $   1,598
     Total assets                     $ 394,110    $ 199,166     $   1,697     $ 594,973

     Year ended December 31, 2000:

     Total revenues                   $  21,444    $   9,258     $     (99)    $  30,603
     Net income (loss)                $   5,850    $  (1,630)    $  (1,132)    $   3,088
     Interest income                  $  24,546    $  15,392     $      28     $  39,966
     Interest expense                 $   9,457    $   6,778     $       0     $  16,235
     Depreciation and amortization    $     638    $   1,967                   $   2,605
     Total assets                     $ 339,144    $ 200,281     $     796     $ 540,221

     Year ended December 31, 1999:

     Total revenues                   $  16,881    $  10,470     $     267     $  27,618
     Net income (loss)                $   4,745    $   1,216     $    (217)    $   5,744
     Interest income                  $  21,628    $  14,634     $      17     $  36,279
     Interest expense                 $   8,230    $   5,795     $       4     $  14,029
     Depreciation and amortization    $     855    $     533                   $   1,388
     Total assets                     $ 312,465    $ 208,263     $     345     $ 521,073

22. PARENT COMPANY ONLY - CONDENSED FINANCIAL INFORMATION

    The condensed financial statements of North Valley Bancorp are presented below (in thousands except share amounts):

    NORTH VALLEY BANCORP
    CONDENSED BALANCE SHEETS
    DECEMBER 31, 2001 AND 2000
    ---------------------------------------------------------------------------------------------------------------

    ASSETS                                                                             2001            2000
      Cash and cash equivalents                                                    $       1,174     $         939
      Available for sale securities at fair value                                             75                67
      Investments in subsidiaries                                                         53,054            53,920
      Other assets                                                                         1,717               607
                                                                                   --------------------------------
               Total                                                               $      56,020           $55,533
                                                                                   ================================

    LIABILITIES AND STOCKHOLDERS' EQUITY

      Dividend payable                                                             $         468     $         580
      Company obligated mandatorily redeemable cumulative trust
          preferred securities of subsidiary grantor trust                                10,000
      Other liabilities                                                                    1,874                96
      Stockholders' equity                                                                43,678            54,857
                                                                                   --------------------------------
               Total                                                               $      56,020     $      55,533
                                                                                   ================================

NORTH VALLEY BANCORP
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-----------------------------------------------------------------------------------------------------------
                                                                    2001          2000          1999
INCOME:
  Dividends from subsidiaries                                   $      9,200   $     2,950   $        372
  Other income                                                         5,351            32             14
                                                                ------------------------------------------

           Total income                                               14,551         2,982            386

EXPENSE:
  Salaries and employee benefits                                       4,353
  Legal and accounting                                                   609            73            102
  Other                                                                1,574           640             81
  Merger and acquisition expense                                          85           773            149
  Taxes                                                                 (528)         (312)           (67)
                                                                ------------------------------------------

           Total expense                                               6,093         1,174            265
                                                                ------------------------------------------

Income before equity in undistributed income
  of subsidiaries                                                      8,458         1,808            121
Equity in undistributed income of subsidiaries                        (1,792)        1,280          5,623
                                                                ------------------------------------------

Net income                                                             6,666         3,088          5,744

Other comprehensive income(loss), net of tax                             930         1,269         (1,461)
                                                                ------------------------------------------

Total comprehensive income                                      $      7,596   $     4,357   $      4,283
                                                                ==========================================

NORTH VALLEY BANCORP
CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------------------------------------

                                                                    2001         2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $      6,666   $     3,088    $     5,744
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Equity in undistributed income of subsidiaries                     1,792        (1,280)        (5,623)
    Gain on sale of available for sale securities                                       (4)
    Effect of changes in:
      Other assets                                                    (1,114)         (558)           (18)
      Other liabilities                                                1,792            96           (135)
      Dividends receivable                                                             372           (372)
                                                                ------------------------------------------

           Net cash provided by (used in) operating activities         9,136         1,714           (404)
                                                                ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of available for sale securities                                   56             76
  Payments from subsidiaries                                                          (120)
                                                                ------------------------------------------

           Net cash provided by (used in) investing activities                         (64)            76
                                                                ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid                                                 (2,226)       (1,485)        (1,850)
  Proceeds from issuance of company obligated
   mandatorily redeemable cumulative trust preferred
   securities of subsidiary grantor trust                             10,000
  Compensation expense on stock options / grants                         189           208
  Repurchase of common shares                                        (17,115)
  Stock options exercised                                                251           111            301
                                                                ------------------------------------------

           Net cash used in financing activities                      (8,901)       (1,166)        (1,549)
                                                                ------------------------------------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                       235           484         (1,877)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                      939           455          2,332
                                                                ------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $      1,174   $       939    $       455
                                                                ==========================================

                                INDEX OF EXHIBITS

Exhibit                                                              Sequential
No.         Exhibit Name                                             Page No
-------     ------------                                             ----------

2(a)        Agreement and Plan of Reorganization and Merger, dated      *
            as of October 3, 1999 (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on October 12, 1999).

2(b)        Addendum to Agreement and Plan of Reorganization and        *
            Merger dated as of September 25, 2000 (incorporated by reference from Exhibit 2.7 to the Company's Current
            Report on Form 8-K filed with the Commission on September 29, 2000).

3(a)        Amended and Restated Articles of Incorporation of North     *
            Valley Bancorp (incorporated by reference from Exhibit 3(i) to the Company's Quarterly Report on Form
            10-Q filed with the Commission for the period ended
            June 30, 1998).

3(b)        Certificate of Amendment of Amended and Restated            *
            Articles of Incorporation of North Valley Bancorp
            (incorporated by reference from Exhibit 3(b) to the Company's Annual Report on Form 10-K filed with the
            Commission for the year ended December 31, 2000.)

3(c)        By-laws of North Valley Bancorp, as amended and             *
            restated (incorporated by reference from Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended June 30,
            1998).

4(a)        Amended and Restated Declaration of Trust (North Valley       1
            Capital Trust I) dated July 16, 2001.

4(b)        Indenture dated July 16, 2001.                               88

4(c)        Junior Subordinated Debt security of North Valley           152
            Bancorp

4(d)        Guarantee Agreement (North Valley Bancorp) dated July       163
            16, 2001

10(a)       Shareholder Protection Rights Agreement, dated              *
            September 9, 1999 (incorporated by reference from
            Exhibit 4 to the Company's Current Report on Form 8-K filed with the Commission on September 23, 1999).

10(b)       North Valley Bancorp 1989 Employee Stock Option Plan,       *
            as amended (incorporated by reference from Exhibit 4.1 to Post-Effective Amendment No. One to the Company's
            Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December 26, 1989). **

10(c)       North Valley Bancorp 1989 Employee Nonstatutory Stock       *
            Option Agreement (incorporated by reference from Exhibit 4.3 to Post-Effective Amendment No. One to the Company's Registration Statement on Form S-8 (No.
            33-32787) filed with the Commission on December 26,
            1989). **

10(d)       North Valley Bancorp 1989 Director Stock Option Plan,       *
            as amended (incorporated by reference from Exhibit 4.2 to Post-Effective Amendment No. One to the Company's
            Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December 26, 1989). **

10(e)       North Valley Bancorp 1989 Director Nonstatutory Stock       *
            Option Agreement (incorporated by reference from Exhibit 4.4 to Post-Effective Amendment No. One to the Company's Registration Statement on Form S-8 (No.
            33-32787) filed with the Commission on December 26,
            1989). **

Exhibit                                                              Sequential
No.         Exhibit Name                                             Page No
-------     ------------                                             ----------

10(f)       Employee Stock Ownership Plan, as amended and restated      *
            as of January 1, 1987 (incorporated by reference from Exhibit 10(x) to the company's Annual Report on Form
            10-K filed with the commission for the year ended
            December 31, 1993).**

10(g)       Amendment No. 3 to Employee Stock Ownership Plan            *
            (incorporated by reference from Exhibit 10(ee) to the Company's Annual Report on Form 10-KSB filed with the
            Commission for the year ended December 31, 1994). **

10(h)       Amendment No. 4 to Employee Stock Ownership Plan, dated     *
            August 19, 1997 (incorporated by reference from Exhibit
            10 (kk) to the Company's Annual Report on Form 10-KSB filed with the Commission for the year ended December
            31, 1997). **

10(i)       Supplemental Executive Retirement Plan (incorporated by     *
            reference from Exhibit 10(i) to the Company's Annual
            Report on Form 10-K filed with the Commission for the year ended December 31, 1988). **

10(j)       Executive Deferred Compensation Plan (incorporated by       *
            reference from Exhibit 10(j) to the Company's Annual
            Report on Form 10-K filed with the Commission for the year ended December 31, 1988). **

10(k)       Supplemental Retirement Plan for Directors                  *
            (incorporated by reference from Exhibit 10(k) to the Company's Annual Report on Form 10-K filed with the
            Commission for the year ended December 31, 1988). **

10(l)       Legal Services Agreement with Wells, Wingate, Small &       *
            Graham (incorporated by reference from Exhibit 10(q) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1987).

10(m)       Legal Services Agreement dated as of January 1, 2001,       *
            between North Valley Bancorp and J. M. Wells, Jr.,
            Attorney at Law (incorporated by reference from Exhibit
            10(m) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2000.)

10(n)       Sales Agreement with Federated Securities Corp.             *
            (incorporated by reference from Exhibit 10(gg) to the Company's Annual Report on Form 10-KSB filed with the
            Commission for the year ended December 31, 1995).

10(o)       Linsco/Private Ledger, Inc. Full Service Brokerage          *
            Agreement (incorporated by reference from Exhibit
            10(hh) to the Company's Annual Report on Form 10-KSB filed with the Commission for the year ended December
            31, 1995).

10(p)       Executive Deferred Compensation Plan, effective January     *
            1, 1989, restated April 1, 1995 (incorporated by reference from Exhibit 10(dd) to the Company's Annual
            Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997). **

10(q)       Directors' Deferred Compensation Plan, effective April      *
            1, 1995 (incorporated by reference from Exhibit 10(ee) to the Company's Annual Report on Form 10-KSB filed with the Commission for the year ended December 31,
            1997). **

10(r)       Umbrella TrustTM for Directors, effective April 1, 1995     *
            (incorporated by reference from Exhibit 10(ff) to the Company's Annual Report on Form 10-KSB filed with the
            Commission for the year ended December 31 1997). **

Exhibit                                                              Sequential
No.         Exhibit Name                                             Page No.
-------     ------------                                             ----------

10(s)       Umbrella TrustTM for Executives, effective April 1,         *
            1995 (incorporated by reference from Exhibit 10(gg) to
            the Company's Annual Report on Form 10-KSB filed with
            the Commission for the year ended December 31, 1997).
            **

10(t)       Indemnification Agreement (incorporated by reference        *
            from Exhibit 10 to the Company's Quarterly Report filed with the Commission for the period ended June 30,
            1998).

10(u)       North Valley Bancorp 1998 Employee Stock Incentive          *
            Plan, as amended through July 26, 2001 (incorporated by reference from Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No. 333-65950) filed with the
            Commission on July 26, 2001. **

10(v)       North Valley Bancorp 1999 Director Stock Option Plan        *
            (incorporated by reference from Exhibit 99.1 to the
            Company's Registration Statement on Form S-8 (No.
            333-65948) filed with the Commission on July 26, 2001.
            **

10(w)       Amendment No. Two to the North Valley Bancorp 1989          *
            Director Stock Option Plan (incorporated by reference from Exhibit 10(v) to the Company's Annual Report on
            Form 10-K filed with the Commission for the year ended December 31, 1998). **

10(x)       Branch Purchase and Assumption Agreement dated as of        *
            September 15, 2000, between North Valley Bancorp and
            Scott Valley Bank (incorporated by reference from
            Exhibit 99.19 to the Company's Current Report on Form
            8-K filed with the Commission on September 29, 2000).

10(y)       Form of Executive Deferred Compensation Agreement           *
            executed in December 2000 between North Valley Bank and each of Michael J. Cushman, Sharon L. Benson, Jack R.
            Richter and Eric J. Woodstrom. (incorporated by reference from Exhibit 10(y) to the Company's Annual
            Report on Form 10-K filed with the Commission for the year ended December 31, 2000). **

10(z)       Form of Executive Deferred Compensation Agreement           *
            executed in December 2000 between Six Rivers Bank and
            Margie L. Plum (incorporated by reference from Exhibit
            10(z) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31,
            2000). **

10(aa)      Form of Director Deferred Fee Agreement executed in         *
            December 2000 between North Valley Bank and each of
            Rudy V. Balma, William W. Cox, Royce L. Friesen, Dan W. Ghidinelli, Thomas J. Ludden, Douglas M. Treadway and
            J.M. Wells, Jr. (incorporated by reference from Exhibit
            10aa) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31,
            2000). **

10(bb)      Form of Director Deferred Fee Agreement executed in         *
            December 2000 between Six Rivers Bank and each of Kevin
            D. Hartwick, William T. Kay, Jr., J. Michael McGowan,
            Warren L. Murphy and Dolores M. Vellutini.
            (incorporated by reference from Exhibit 10(bb) to the Company's Annual Report on Form 10-K filed with the
            Commission for the year ended December 31, 2000). **

10(cc)      Form of Employment Agreement executed in January 2001       185
            between North Valley Bancorp and each of Michael J.
            Cushman, Jack R. Richter, Eric J. Woodstrom, Edward J.
            Czajka and Sharon L. Benson. **

10(dd)      Form of Employment Agreement executed in May 2001 between   196
            North Valley Bancorp and Russell Harris. **


10(ee)      Form of Salary Continuation Agreement executed in           207
            October 2001 between North Valley Bancorp and each of Michael J. Cushman, Jack R. Richter, Eric J.
            Woodstrom , Edward J. Czajka and Sharon L. Benson. **

Exhibit                                                              Sequential
No.         Exhibit Name                                             Page No.
-------     ------------                                             ----------

10(ff)      Park Marina Lease dated July 23, 2002, between              235
            The McConnell Foundation and North Valley Bancorp for 300 Park Marina Circle, Redding, California 96001.

10(gg)      Form of Salary Continuation Agreement executed in           258
            October 2001 between Six Rivers National Bank and each of Russell Harris and Margie L. Plum. **

10(hh)      Form of Executive Deferred Compensation Agreement           286
            executed in January 2001 between North Valley Bank and
            Edward J. Czajka. **

10(ii)      Form of Executive Deferred Compensation Agreement           296
            executed December 2001 between North Valley Bank and each of Michael J. Cushman, Sharon L. Benson, Jack R.
            Richter, Edward J. Czajka and Eric J. Woodstrom.
            Section 3.1.2 amended on all agreements. **

10(jj)      Form of Executive Deferred Compensation Agreement           308
            executed January 2002, between Six Rivers National
            Bank and Russell Harris. Agreement includes amended
            Section 3.1.2.**

10(kk)      Form of Director Deferred Fee Agreement executed            321
            December 2001, between North Valley Bank and each of
            Rudy V. Balma, William W. Cox, Royce L. Friesen, Dan
            W. Ghidinelli, Thomas J. Ludden, Douglas M. Treadway and J.M. Wells, Jr. Section 3.1.2 amended on all
            Agreements. **

10(ll)      Form of Director Deferred Fee Agreement executed December   333
            2001, between Six Rivers National Bank and each of
            Kevin D. Hartwick, William T. Kay, Jr., John J.
            Gierek, Jr., William L. Murphy and Dolores M.
            Vellurini. Section 3.1.2 amended on all agreements. **

21          List of Subsidiaries.

23          Consent of Deloitte & Touche LLP


----------------------------------
 * Previously filed.
** Indicates management contract or compensatory plan or arrangement.

SIGNATURES
----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP

By: /s/ Michael J. Cushman
-------------------------------------
Michael J. Cushman
President and Chief Executive Officer

/s/ Edward J. Czajka
-------------------------------------
Edward J. Czajka
Executive Vice President &
Chief Financial Officer


DATE:  March 28, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE                  TITLE                     DATE
------------------                  -----                     ----


/s/ Rudy V. Balma                   Director                  March 28, 2002
-----------------------------       --------
Rudy V. Balma

/s/ Michael J. Cushman              Director                  March 28, 2002
-----------------------------       --------
Michael J. Cushman

/s/ William W. Cox                  Director                  March 28, 2002
-----------------------------       --------
William W. Cox

/s/ Royce L. Friesen                Director                  March 28, 2002
-----------------------------       --------
Royce L. Friesen

/s/ Dan W. Ghidinelli               Director                  March 28, 2002
-----------------------------       --------
Dan W. Ghidinelli

/s/ Thomas J. Ludden                Director                  March 28, 2002
-----------------------------       --------
Thomas J. Ludden

/s/ Douglas M. Treadway             Director                  March 28, 2002
-----------------------------       --------
Douglas M. Treadway

/s/ Kevin D. Hartwick               Director                  March 28, 2002
-----------------------------       --------
Kevin D. Hartwick

/s/ Dolores M. Vellutini            Director                  March 28, 2002
-----------------------------       --------
Dolores M. Vellutini

/s/ J. M. Wells, Jr.                Director                  March 28, 2002
-----------------------------       --------
J. M. Wells, Jr.