Form 10-Q
period 2002-03-31
NORTH VALLEY BANCORP
filed 2002-05-15
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 2002.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period
        From                      to
             --------------------    --------------------

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
                                                    --------------

                      880 East Cypress Avenue, Redding, CA
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Common Stock - - 4,677,953 shares as of May 13, 2002.
                 ---------

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets--March 31, 2002 and December 31, 2001

           Condensed Consolidated Statements of Income--For the Three months Ended March 31, 2002 and 2001:

           Condensed Consolidated Statement of Cash Flows--For the Three months Ended March 31, 2002 and 2001;

           Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES
----------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands except share amounts)


ASSETS                                                         March 31,     December 31,
                                                                 2002           2001
                                                              -----------    -----------
Cash and due from banks                                       $    25,202    $    26,575
Federal funds sold                                                 30,800         19,800
                                                              -----------    -----------
    Total cash and cash equivalents                                56,002         46,375

Interest-bearing deposits in other financial institutions           2,297          2,289
Securities:
  Available for sale, at fair value                               106,639        111,626
  Held to maturity, at amortized cost (fair value of
  $1,851 at March 31, 2002 and $1,941 at December 31, 2001)         1,455          1,455
Loans and leases net of allowance for loan and lease
  losses of $6,029 and $5,786 and deferred loan fees
  of $302 and $210 at March 31, 2002 and December 31, 2001        398,411        391,022
Premises and equipment, net of accumulated
  depreciation and amortization                                    10,147         10,294
Other real estate owned                                               231            287
FHLB, FRB stock and other securities                                2,433          2,213
Core deposit and other intangibles, net                             3,132          3,252
Accrued interest receivable & other assets                         26,788         26,160
                                                              -----------    -----------

TOTAL ASSETS                                                  $   607,535    $   594,973
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Noninterest-bearing demand deposits                         $    94,472    $    94,719
  Interest-bearing deposits                                       424,624        419,559
                                                              -----------    -----------
Total deposits                                                    519,096        514,278
Other borrowed funds                                               26,486         20,647
Accrued interest and other liabilities                              7,009          6,370
Company obligated mandatorily  redeemable cumulative
  trust preferred securities of subsidiary grantor trust           10,000         10,000
                                                              -----------    -----------
Total liabilities                                                 562,591        551,295
                                                              -----------    -----------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000
  Shares; none outstanding
Common stock, no par value:  authorized 20,000,000
  Shares, outstanding  4,670,953 and 4,651,056 at
  March 31, 2002 and December 31, 2001                             24,889         24,538
Retained Earnings                                                  19,573         18,383
Accumulated other comprehensive income, net of tax                    482            757
                                                              -----------    -----------
Total stockholders' equity                                         44,944         43,678
                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   607,535    $   594,973
                                                              ===========    ===========

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands except per share amounts)


                                                              For the three months
                                                                 ended March 31,
                                                            -------------------------
                                                                2002          2001
                                                            -----------   -----------
INTEREST INCOME
Loans and leases including fees                             $     7,800   $     8,203
Securities
    Taxable                                                       1,187         1,196
    Exempt from federal taxes                                       404           420
Federal funds sold                                                  100           111
                                                            -----------   -----------
   Total interest income                                          9,491         9,930

INTEREST EXPENSE
Deposits                                                          2,302         4,073
Company obligated mandatorily redeemable cumulative
   trust preferred securities of subsidiary grantor trust           256            --
Other borrowings                                                    216           102
                                                            -----------   -----------
   Total interest expense                                         2,774         4,175

NET INTEREST INCOME                                               6,717         5,755

PROVISION FOR LOAN AND LEASE LOSSES                                 420           220
                                                            -----------   -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                       6,297         5,535

NONINTEREST INCOME:
  Service charges on deposit accounts                             1,513         1,381
  Other fees and charges                                            219           312
  Gain on sale of loans                                                             4
  Other                                                             538           126
                                                            -----------   -----------
    Total noninterest income                                      2,270         1,823

NONINTEREST EXPENSES:
  Salaries and employee benefits                                  3,189         2,559
  Occupancy                                                         387           320
  Equipment                                                         415           334
  Merger & integration                                                            358
  Other                                                           2,045         1,644
                                                            -----------   -----------
    Total noninterest expenses                                    6,036         5,215
                                                            -----------   -----------

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                           2,531         2,143

PROVISION FOR INCOME TAXES                                          783           674
                                                            -----------   -----------

NET INCOME                                                  $     1,748   $     1,469
                                                            ===========   ===========

EARNINGS PER SHARE:
  Basic                                                     $      0.37   $      0.25
                                                            ===========   ===========
  Diluted                                                   $      0.36   $      0.25
                                                            ===========   ===========

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                          For the three months
                                                                             ended March 31,
                                                                        -------------------------
                                                                           2002           2001
                                                                        -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                            $     1,748   $     1,469
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                               347           295
    Amortization of premium on securities                                       105            14
    Amortization of core deposit and other intangibles                          120            45
    Provision for loan and lease losses                                         420           220
    Gain on sale of loans                                                                      (4)
    Effect of changes in:
      Accrued interest receivable                                                96           497
      Other assets                                                             (528)       (1,783)
      Accrued interest and other liabilities                                    549          (582)
                                                                        -----------   -----------
           Net cash provided by operating activities                          2,857           171
                                                                        -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of other real estate owned                                56            70
    Net changes in FHLB, FRB and other securities                              (220)         (230)
    Purchases of available for sale securities                               (7,142)         (338)
    Proceeds from sales of available for sale securities                        539
    Proceeds from maturities/calls of available for sale securities          11,014        10,409
    Proceeds from sales of loans                                                              219
    Net change in interest-bearing deposits at financial institutions            (8)         (739)
    Net changes in loans and leases                                          (7,809)        1,006
    Purchases of premises and equipment, net                                   (200)         (360)
                                                                        -----------   -----------
           Net cash (used in) provided by investing activities               (3,770)       10,037
                                                                        -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                  4,818        23,304
    Net change in other borrowed funds                                        5,839       (14,810)
    Cash dividends paid                                                        (468)         (582)
    Cash received for stock options exercised                                   153           185
    Compensation expense on stock options/grants                                198            --
                                                                        -----------   -----------
           Net cash provided by financing activities                         10,540         8,097
                                                                        -----------   -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                         9,627        18,305
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               46,375        28,728
                                                                        -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $    56,002   $    47,033
                                                                        ===========   ===========

ADDITIONAL INFORMATION:
    Cash paid during the period for:
    Interest                                                            $     2,937   $     4,023
                                                                        ===========   ===========
    Income taxes                                                        $        50   $       103
                                                                        ===========   ===========

Noncash investing and financing activities
    Transfer of investment securities from held to maturity to
       available for sale                                                             $    25,471
                                                                                      ===========

See notes to consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2002.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany items and transactions have been eliminated in consolidation.


NOTE B - SECURITIES

At March 31, 2002 and December 31, 2001, the amortized cost of securities and their approximate fair value were as follows:

    (in thousands)                                           Gross         Gross       Carrying
                                              Amortized    Unrealized    Unrealized     Amount
    Available for sale securities:              Cost         Gains         Losses    (Fair Value)
                                            -----------------------------------------------------
    March 31, 2002
      Securities of U.S. government
        Agencies and corporations           $     1,993   $        53                 $     2,046
      Obligations of states and political
        subdivisions                             26,466         1,042   $      (324)       27,184
      Mortgage backed securities                 67,435           538          (238)       67,735
      Corporate securities                        9,942             8          (356)        9,594
      Other securities                               88                          (8)           80
                                            -----------------------------------------------------
                                            $   105,924   $     1,641   $      (926)  $   106,639
                                            =====================================================

    December 31, 2001
      Securities of U.S. government
        Agencies and corporations           $     1,991   $        78                 $     2,069
      Obligations of states and political
        subdivisions                             28,085         1,074   $      (254)       28,905
      Mortgage backed securities                 70,331           601           (81)       70,851
      Corporate securities                        9,946            20          (241)        9,725
      Other securities                               88                         (12)           76
                                            -----------------------------------------------------
                                            $   110,441   $     1,773   $      (588)  $   111,626
                                            =====================================================


                                                Carrying
                                                 Amount         Gross          Gross
                                               (Amortized     Unrealized     Unrealized
    Held to maturity securities:                  Cost)         Gains          Losses       Fair Value
                                               ----------     ----------     ----------     ----------
    March 31, 2002
    --------------
      Obligation of states and political
        subdivisions                           $    1,455     $      396     $              $    1,851
                                               ==========     ==========     ==========     ==========


                                                Carrying
                                                 Amount         Gross          Gross
                                               (Amortized     Unrealized     Unrealized
    Held to maturity securities:                  Cost)         Gains          Losses       Fair Value
                                               ----------     ----------     ----------     ----------
    December 31, 2001
    -----------------
      Obligation of states and political
        subdivisions                           $    1,455     $      486     $              $    1,941
                                               ==========     ==========     ==========     ==========

         There were no gross realized gains or losses on sale of available for sale securities or on calls of held to maturity securities for the quarters ended March 31, 2002 and 2001.

         Scheduled maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost of approximately $88,000 and a fair value of approximately $80,000) at March 31, 2002, are shown below (in thousands). The Company invests in collateralized mortgage obligations ("CMOs") issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association. Actual maturities of CMOs and other securities may differ from contractual maturities because borrowers have the right to prepay mortgages without penalty or call obligations with or without call penalties. The Company uses the "Wall Street" consensus average life at the time the security is purchased to schedule maturities of these CMOs and adjusts scheduled maturities periodically based upon changes in the Wall Street estimates.

                                                 Held to Maturity             Available for Sale
                                                    Securities                    Securities
                                            -------------------------      -------------------------
                                            Amortized
                                               Cost                                       Fair Value
                                            (Carrying                       Amortized     (Carrying
                                              Amount)      Fair Value         Cost          Amount)
                                            ----------     ----------      ----------     ----------
    Due in 1 year or less                                                  $   11,891     $   12,151
    Due after 1 year through 5 years                                           24,758         25,032
    Due after 5 years through 10 years                                         45,226         45,735
    Due after 10 years                      $    1,455     $    1,851          23,961         23,641
                                            ----------     ----------      ----------     ----------

                                            $    1,455     $    1,851      $  105,836     $  106,559
                                            ==========     ==========      ==========     ==========

         At March 31, 2002 and December 31, 2001 securities having fair value amounts of approximately $38,719,000 and $39,185,000 were pledged to secure public deposits, short-term borrowings, treasury tax, loans balances and for other purposes required by law or contract.

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

                                             Three months ended March 31,
                                            -----------------------------
(in thousands)                                 2002               2001
                                            ----------         ----------

Net income                                  $    1,748         $    1,469
Other comprehensive income:
  Holding gain (loss) arising during
    period, net of tax                            (275)             1,400
                                            ----------         ----------
Total other comprehensive income                  (275)             1,400
                                            ----------         ----------

Total comprehensive income                  $    1,473         $    2,869
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

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three-month periods ended March 31, 2002 and 2001 is reconciled as follows:


                                                Three months ended March 31,
                                               -----------------------------
(In thousands except earnings per share)          2002               2001
                                               ----------         ----------
Calculation of Basic Earnings Per Share

Numerator - net income                         $    1,748         $    1,469
Denominator - weighted average common
     Shares outstanding                             4,670              5,819
                                               ----------         ----------

Basic Earnings Per Share                       $     0.37         $     0.25
                                               ==========         ==========


Calculation of Diluted Earnings Per Share

Numerator - net income                         $    1,748         $    1,469
Denominator - weighted average common
    Shares outstanding                              4,670              5,819
    Dilutive effect of outstanding options            140                 97
                                               ----------         ----------
                                                    4,810              5,916
                                               ----------         ----------

Diluted Earnings Per Share                     $     0.36         $     0.25
                                               ==========         ==========


NOTE E - SEGMENT DISCLOSURE

         The Company operates as three business segments; North Valley Bank, Six Rivers Bank and Other. Management analyzes the operations of NVB, SRB and Other separately. Other consists of North Valley Bancorp a multi-bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System and Bank Processing Inc, a California corporation, both of which provide services to NVB and SRB. Management allocates the costs of Bancorp and BPI to NVB and SRB based primarily on usage through a variety of statistical data. NVB and SRB are separately chartered institutions each with its own Board of Directors and regulated independently of each other.

         The accounting policies of the segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001. The Company evaluates performance based on operating results before income taxes not including nonrecurring gains or losses.

         The Company derives a majority of its revenues from interest income and the chief operating decision maker relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the total revenues for the segments reported below consists of net interest income plus noninterest income (exclusive of the net gain or loss on sales of available for sale securities, if any, which is not allocated to the segments) for the three months ended March 31, 2002 and 2001.

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

         Information about reportable segments, and reconciliation of such information to the condensed consolidated financial statements as of and for the three month periods ended March 31, follows:

    Three months ended:               NVB        SRB       Other       Total
                                    ------------------------------------------
    March 31, 2002:

    Total revenues                  $  6,492   $  2,620   $   (125)   $  8,987
    Net income (loss)               $  1,599   $    293   $   (144)   $  1,748
    Interest income                 $  6,518   $  2,973   $     --    $  9,491
    Interest expense                $  1,611   $    909   $    254    $  2,774
    Depreciation and amortization   $    249   $    311   $     12    $    572
    Total assets                    $405,220   $201,237   $  1,078    $607,535

    March 31, 2001:

    Total revenues                  $  5,134   $  2,380   $     64    $  7,578
    Net income (loss)               $  1,351   $    234   $   (116)   $  1,469
    Interest income                 $  6,442   $  3,487   $      1    $  9,930
    Interest expense                $  2,616   $  1,562   $     (3)   $  4,175
    Depreciation and amortization   $    175   $    176   $      3    $    354
    Total assets                    $356,027   $193,465   $  1,113    $550,605


NOTE F - STOCK REPURCHASE PROGRAM

         The Board of Directors of the Company has authorized a stock repurchase program under which repurchases will be made from time to time by the Company, in compliance with Securities and Exchange Commission rules, to a level as authorized by the Board. Under the current Board authorized plan there were 21,253 shares remaining under the program for repurchase as of March 31, 2002. The Company has not repurchased any shares in the first quarter of 2002.

NOTE G - BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" which addresses the elimination of pooling accounting treatment in business combinations and the financial accounting and reporting for acquired goodwill and other intangible assets at acquisition and SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No. 141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements. The adoption of these statements did not have any impact on the Company's consolidated financial position, results of operations, or cash flows as the Company had no goodwill as of January 1, 2002 and all of the Company's intangible assets have finite lives and are continuing to be amortized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

         Certain statements in this Form 10-Q (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Shasta County; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. In additions, recent events, including those of September 11, 2001, have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers.

Critical Accounting Policies
----------------------------

General

         North Valley Bancorp's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). The financial information contained within its statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. North Valley Bancorp uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that are used. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

         Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, expected cash flows and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see "Allowance for Loan and Lease Losses" on page 14.

Overview
--------

         North Valley Bancorp (the "Company") is a multi-bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Board of Governors"). The Company was incorporated in 1980 in the State of California. The Company wholly owns its principal subsidiaries, North Valley Bank ("NVB"), Six Rivers Bank ("SRB"), North Valley Capital Trust 1, North Valley Trading Company, which is inactive, and Bank Processing, Inc. ("BPI"), a California corporation. The sole subsidiary of NVB, which is inactive, is North Valley Basic Securities (the "Securities Company").

         The Company conducts a commercial and retail banking business with NVB operating eleven full service banking offices, including two supermarket branches, in Shasta and Trinity Counties and with SRB operating seven full service banking offices in Humboldt, Del Norte and Mendocino counties. The Company operates as three business segments NVB, SRB, and Other providing demand, savings, money market rate deposit accounts, and time deposits, and making commercial, real estate and consumer loans. The Company also offers installment note collections, issues cashier's checks and money orders, sells travelers' checks and provides safe deposit boxes and other customary banking services. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than 10% of the Company's revenues.

Earnings Summary
----------------
                                               Three months ended March 31,
                                               ---------------------------
(in thousands except per share amounts)           2002              2001
                                               ----------        ---------

Net interest income                            $    6,717        $   5,755
Provision for loan and lease losses                   420              220
Noninterest income                                  2,270            1,823
Noninterest expense                                 6,036            5,215
Provision for income taxes                            783              674
                                               ----------        ---------
Net income                                     $    1,748        $   1,469
                                               ==========        =========

Earnings Per Share
    Basic                                      $     0.37        $    0.25

    Diluted                                    $     0.36        $    0.25

Annualized Return on Average Assets                  1.16%            1.09%
Annualized Return on Average Equity                 15.90%           10.54%


         The Company's consolidated net income for the three months ended March 31, 2002 was $1,748,000, or $0.36 diluted earnings per share, compared to $1,469,000, or $0.25 diluted earnings per share for the same period in 2001. Return on average assets was 1.16% and return on average equity was 15.90% for the three months ended March 31, 2002 improving over the 1.09% and 10.54% for the same period in 2001.

         There were no merger and integration expenses for the three months ended March 31, 2002. Merger and integration expenses were $358,000 on a pre-tax basis and $245,000 on an after-tax basis for the three months ended March 31, 2001. Excluding this nonrecurring item core net income, on an after-tax basis, for the three months ended March 31, 2001 was $1,714,000 or $0.29 per diluted share.

         For the three months ended March 31, 2002,the Company added to its allowance for loan and lease losses through a provision charged to earnings of $420,000. This compares to $220,000 for the same period in 2001. The increased level of provision is due primarily to recent loan growth in the portfolio as well as an increase in the level of classified loans. Management believes that the current level of allowance for loan and lease losses as of March 31, 2002 of $6,029,000 or 1.49% of total loans and leases is adequate at this time. The allowance for loan and lease losses was $5,786,000 or 1.46% of total loans and leases at December 31, 2001. For further information regarding our allowance for credit losses, see "Allowance for Loan and Lease Losses" on page 14.

Net Interest Income
-------------------

          Net interest income is the principal source of the Company's operating earnings and represents the difference between interest earned on loans and leases and other investments and interest paid on deposits and other borrowings. The amount of interest income and expense is affected by changes in volume and mix of earning assets and interest-bearing deposits, along with changes in interest rates.

          The following table is a summary of the Company's net interest income presented on a fully taxable equivalent (FTE) basis, for tax-exempt investments included in earning assets, for the periods indicated:

                                           Three months ended March 31,
                                          -----------------------------
(In thousands)                               2002               2001
                                          ----------         ----------
Interest income                           $    9,491         $    9,930
Less: Interest expense                         2,774              4,175
FTE adjustment                                   208                218
                                          ----------         ----------
Net interest income (FTE)                 $    6,925         $    5,973
                                          ==========         ==========

         The increase in net interest income (FTE) for the three month period ended March 31, 2002 resulted primarily from the decreasing rates paid on interest-bearing liabilities as well as the growth in average earning assets, offset by lower yields. During 2001, the Federal Reserve Bank Board reduced short term interest rates by 475 basis points. As interest rates decreased, rates paid on interest-bearing liabilities decreased at a faster rate than yields on earning assets. While average interest earning assets for the three months ended March 31, 2002 increased by $61,295,000 or 12.8% from the same period last year, yields on earning assets decreased 132 basis points from 8.60% to 7.28%. Average interest bearing liabilities increased by $53,510,000 for the three months ended March 31, 2002 compared to the same period in 2001 while the average rate paid decreased 175 basis points from 4.23% to 2.48%. As a result the net interest spread increased 43 basis points from 4.37% to 4.81% and the net interest margin increased 14 basis points from 5.06% to 5.20% for the three months ended March 31, 2001 compared to the three months ended March 31, 2002. The increase in the net interest margin coupled with the higher growth in earning assets versus interest bearing liabilities resulted in the increase in net interest income (FTE) of $952,000 or 16% for the three months ended March 31, 2002 compared to the same period in 2001.

          The following table is a summary of the Company's net interest margin
(FTE) for the periods indicated:

                                                     Three months Ended
                                                          March 31,
                                                    ---------------------
                                                    2002             2001
                                                    ----             ----
Yield on earning assets                             7.28%            8.60%
Rate paid on interest-bearing liabilities           2.48%            4.23%
                                                    ----             ----
  Net interest spread                               4.81%            4.37%
                                                    ====             ====
  Net interest margin                               5.20%            5.06%
                                                    ====             ====

Noninterest Income
------------------

         The following table is a summary of the Company's noninterest income for the periods indicated:

                                                   Three months Ended March 31,
Noninterest Income                                 ---------------------------
(In thousands)                                        2002             2001
                                                   ----------       ----------

  Service charges on deposit accounts                   1,513            1,381
  Other fees and charges                                  219              312
  Gain on sale of loans                                                      4
  Other                                                   538              126
                                                   ----------       ----------
Total noninterest income                           $    2,270       $    1,823
                                                   ==========       ==========

         Noninterest income increased to $2,270,000 for the three months ended March 31, 2002 as compared to $1,823,000 for the same period in 2001, an increase of $447,000 or 24.5%. This increase is primarily the result of an increase in earnings of $331,000 on cash surrender value of insurance policies included in other income. In addition, service charges on deposit accounts increased from $1,381,000 for the first quarter of 2001 to $1,513,000 in the same period in 2002. This is the result of internal growth in deposits and total deposit accounts.

Noninterest Expense
-------------------

         The following table is a summary of the Company's noninterest expense for the periods indicated:

                                           Three months Ended March 31,
Noninterest Expense                         -------------------------
(In thousands)                                  2002          2001
                                            -----------   -----------

Salaries & employee benefits                $     3,189   $     2,559
Merger & acquisition expense                         --           358
Equipment expense                                   415           334
Occupancy expense                                   387           320
Professional services                               193           130
Postage                                             172           127
ATM expense                                         156           163
Printing & supplies                                 133           174
Messenger                                           115            76
Data processing expenses                             73           101
Other                                             1,203           873
                                            -----------   -----------
     Total Noninterest expense              $     6,036   $     5,215
                                            ===========   ===========

         Noninterest expense totaled $6,036,000 for the three-month period ended March 31, 2002, compared to $5,215,000 for the same period in 2001. Salaries and benefits increased by $630,000 or 24.6% to $3,189,000 for the three months ended March 31, 2002 compared to $2,559,000 for the same period in 2001. Of this $630,000 increase, $268,000 was due to salary continuation plan expense accruals. These costs are offset by earnings on the cash surrender value of life insurance policies purchased by the Company for certain key executives which are included in `Other income'. The remaining increase in salary expense was due to regular merit increases for existing employees as well as compensation expense of $198,000 related to stock options granted to Directors at below market value. All other expense categories combined totaled $2,847,000 for the three months ended March 31, 2002 compared to $2,656,000 for the same period in 2001, an increase of $191,000 or 7.2%. During the first quarter of 2002, professional services increased $63,000. Other expenses such as marketing, postage and messenger were up due to the success of the "Positively Free Checking" program and increased customer activity. The Company's efficiency ratio for the first three months of 2002 was 67.2%, slightly better than the 68.8% efficiency ratio achieved for the first three months of 2001.


Income Taxes
------------

         The provision for income taxes for the three months ended March 31, 2002 was $783,000 as compared to $674,000 for the same period in 2001. The effective income tax rate for state and federal income taxes was 30.9% for the three months ended March 31, 2002 compared to 31.5% for the same period in 2001. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company's investment in municipal securities and life insurance policies whose income is exempt from Federal taxes.

Impaired, Nonaccrual, Past Due and Restructured Loans and leases and Other Nonperforming Assets
--------------------------------------------------------------------------

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

         At March 31, 2002, the recorded investment in loans and leases for which impairment has been recognized was approximately $790,000 with a related valuation allowance which is included in the formula allowance of $214,000. For the period ended March 31, 2002, the average recorded investment in loans and leases for which impairment has been recognized was approximately $728,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $8,000 for cash payments received in 2001.

         At December 31, 2001, the recorded investment in loans and leases for which impairment had been recognized was approximately $867,000 with a related valuation allowance of $218,000. For the year ended December 31 2001, the average recorded investment in loans and leases for which impairment had been recognized was approximately $613,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $76,000 for cash payments received in 2001.

         Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or when a loan becomes contractually past due by 90 days or more with respect to interest or principal (except that when management believes a loan is well secured and in the process of collection, interest accruals are continued on loans deemed by management to be fully collectible). When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The increase in nonperforming loans was primarily due to the addition of four nonperforming single-family residential loans, which are in the process of collection.

         Non-performing assets at March 31, 2002, and December 31, 2001, are summarized as follows:

                                                     March 31,      December 31,
                                                       2002            2001
                                                    ----------      ----------
Nonaccrual loans and leases                         $      790      $      867
Loans and leases 90 days past due and still
   accruing interest                                     1,520             848
                                                    ----------      ----------

Total nonperforming loans and leases
                                                         2,310           1,715
Other real estate owned
                                                           231             287
                                                    ----------      ----------

Total nonperforming assets                          $    2,541      $    2,002
                                                    ==========      ==========

Nonaccrual loans and leases to total gross
   loans and leases                                       0.20%           0.22%
Nonperforming loans and leases to total gross
   loans and leases                                       0.57%           0.43%
Total nonperforming assets to total assets                0.42%           0.34%


Allowance for Loan and Lease Losses
-----------------------------------

         A summary of the allowance for loan and lease losses at March 31, 2002, March 31, 2001 and December 31, 2001, is as follows:

                                                                 March 31,     March 31,    December 31,
(In thousands)                                                     2002          2001          2001
                                                                ----------    ----------    ----------
Balance beginning of period                                     $    5,786    $    4,964    $    4,964
Provision for loan and lease losses                                    420           220         1,370
Net charge offs                                                        177             3           548
                                                                ----------    ----------    ----------

Balance end of period                                           $    6,029    $    5,181    $    5,786
                                                                ==========    ==========    ==========

Allowance for loan and lease losses to nonaccrual loans
and leases                                                          763.17%       535.78%       667.36%
Allowance for loan and lease losses to nonperforming
loans and leases                                                    261.00%       389.26%       337.38%
Allowance for loan and lease losses to total gross loans
and leases                                                            1.49%         1.41%         1.46%
Allowance for loan and lease losses to nonperforming                237.27%       323.41%       289.01%
assets
Ratio of net charge-offs to average loans and
leases outstanding (annualized)                                       0.18%         0.00%         0.14%

         The allowance for loan and lease losses is established through a provision for loan and lease losses based on management's evaluation of the risks inherent in the loan and lease portfolio, including unused commitments to provide financing. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan and lease loss experience, and the Company's underwriting policies. The allowance for loan losses is maintained at an amount management considers adequate to cover losses in loans and leases receivable, which are considered probable and estimable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

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

         3.       Unallocated Allowance

         The Company maintains an unallocated loan and lease loss allowance that is based upon management's evaluation of conditions that are not directly measured in the determined of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated in connection with the unallocated allowance at March 31, 2002 included the following, which existed at the balance sheet date:

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

         o        Loan volumes and concentrations

         o        Seasoning of the loan portfolio

         o        Status of the current business cycle

         o Specific industry or market conditions within portfolio segments

         At March 31, 2002, the allowance for loan losses was comprised of $4,506,000 in formula allowance and $1,523,000 in unallocated allowance. The $4,506,000 in formula allowance reflects management's estimate of the inherent loss in various pools or segments in the portfolio, and includes adjustments for general economic conditions, trends in the portfolio, changes in the mix of the portfolio and the level of formula allowance is consistent from 2000 to 2001.

         The $1,523,000 in unallocated allowance at March 31, 2002, reflects an increase from $1,216,000 at December 31, 2001 due to the Company's consideration of the following factors, as well as more general factors including the slowing economy, increased layoffs and unemployment, and consumer and business reactions to the events of September 11, 2001:

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

Liquidity
---------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $13,500,000 as of March 31, 2002 were available to provide liquidity. In addition, NVB and SRB are both members of the Federal Home Loan Bank ("FHLB") System providing additional borrowing capacity of $57,164,000 secured by certain loans and investment securities. The Company also has a line of credit with Federal Reserve Bank ("FRB") of $8,919,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of March 31, 2002, borrowings consisted of $26,000,000 in medium-term FHLB advances, long-term borrowings of $370,000 were outstanding with the FHLB, $116,000 was outstanding with the FRB under the Treasury, Tax, and Loan program and $10,000,000 was outstanding in the form of Company obligated mandatorily redeemable cumulative trust preferred securities.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $166,393,000 and $161,745,000 (or 27.4% and 27.1% of total assets) at March 31, 2002 and December 31, 2001, respectively. Total liquid assets for March 31, 2002 and December 31, 2001 include investment securities of $1,455,000 classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $470,105,000 and $460,054,000 at March 31, 2002 and December 31, 2001, respectively.

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

         The hypothetical impact of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. This exercise is valuable in identifying risk exposures. The results for the Company's March 31, 2002 simulation analysis indicate that the Company's net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of December 31, 2001.

         For this simulation analysis, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk.


Financial Condition as of March 31, 2002 As Compared to December 31, 2001
-------------------------------------------------------------------------

         Total assets at March 31, 2002, were $607,535,000, compared to December 31, 2001 assets of $594,973,000. Investment securities and federal funds sold totaled $138,894,000 at March 31, 2002, compared to $132,881,000 at December 31,
2001.

         Net loans and leases, the Company's major component of earning assets increased during the first three months of 2002 to $398,411,000 at March 31, 2002 from $391,022,000 at December 31, 2001. The Company's average loan to deposit ratio was 78.1% for the first three months of 2001 and 77.2% for the three months ended March 31, 2002.

         Total deposits increased to $519,096,000 at March 31, 2002 compared to $514,278,000 at December 31, 2001 with a slight decrease in noninterest-bearing deposits of $247,000 and a more significant decrease in time deposits of $13,117,000 offset by an increase in interest bearing savings and checking of $18,182,000. The decrease in time certificates is due to the low rate environment. The increase in interest bearing savings and checking deposit balances is attributed to the success of the "Positively Free Checking" program. This change in the deposit mix had a positive effect on the Company's cost of funds, which was reduced from 3.67% for 2001 to 2.48% for the three months ended March 31, 2002.

         The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as very positive because it limits the Company's ability to earn a high rate of return on shareholders equity (ROE). Stockholders' equity increased to $44,944,000 as of March 31, 2002, as compared to $43,678,000 at December 31, 2001.The increase was primarily as a result of the net income of $1,748,000 offset by cash dividends of $558,000, the decrease in the unrealized gain on available for sale of securities of $275,000 and the effect of stock options exercised of $153,000 and compensation expenses recorded on stock options and grants of $198,000. Under current regulations, the management believes that the Company meets all capital adequacy requirements and both of the Company's subsidiary banks were considered well capitalized at March 31, 2002 and December 31, 2001.

The Company's and the Bank's capital amounts (in thousands) risk-based capital ratios are presented below.

                                                                                              To Be Well
                                                                                           Capitalized Under
                                                                    For Capital            Prompt Corrective
                                            Actual               Adequacy Purposes         Action Provisions
                                    ----------------------    ----------------------    -----------------------
                                                               Minimum       Minimum      Minimum      Minimum
                                      Amount        Ratio       Amount        Ratio        Amount       Ratio
    Company
    As of March 31, 2002:
      Total capital
        (to risk weighted assets)   $   56,612      13.09%    $   34,593       8.00%           N/A        N/A
      Tier I capital
        (to risk weighted assets)   $   51,199      11.84%    $   17,296       4.00%           N/A        N/A
      Tier I capital
        (to average assets)         $   51,199       8.57%    $   23,897       4.00%           N/A        N/A

    As of December 31, 2001:
      Total capital
        (to risk weighted assets)   $   54,959      12.82%    $   34,285       8.00%           N/A        N/A
      Tier I capital
        (to risk weighted assets)   $   49,587      11.57%    $   17,142       4.00%           N/A        N/A
      Tier I capital
        (to average assets)         $   49,587       8.37%    $   23,701       4.00%           N/A        N/A


    North Valley Bank
    As of March 31, 2002:
      Total capital
        (to risk weighted assets)   $   36,163      11.94%    $   24,228       8.00%    $   30,285      10.00%
      Tier I capital
        (to risk weighted assets)   $   32,713      10.80%    $   12,114       4.00%    $   18,171       6.00%
      Tier I capital
        (to average assets)         $   32,713       8.21%    $   15,929       4.00%    $   19,911       5.00%

    As of December 31, 2001:
      Total capital
        (to risk weighted assets)   $   35,140      11.75%    $   23,920       8.00%    $   29,900      10.00%
      Tier I capital
        (to risk weighted assets)   $   31,913      10.67%    $   11,960       4.00%    $   17,940       6.00%
      Tier I capital
        (to average assets)         $   31,913       8.13%    $   15,698       4.00%    $   19,622       5.00%

    Six Rivers Bank
    As of March 31, 2002:
      Total capital
        (to risk weighted assets)   $   18,578      14.50%    $   10,253       8.00%    $   12,817      10.00%
      Tier I capital
        (to risk weighted assets)   $   16,964      13.24%    $    5,127       4.00%    $    7,690       6.00%
      Tier I capital
        (to average assets)         $   16,964       8.60%    $    7,893       4.00%    $    9,866       5.00%

    As of December 31, 2001:
      Total capital
        (to risk weighted assets)   $   18,166      14.17%    $   10,258       8.00%    $   12,822      10.00%
      Tier I capital
        (to risk weighted assets)   $   16,551      12.91%    $    5,129       4.00%    $    7,693       6.00%
      Tier I capital
        (to average assets)         $   16,551       8.35%    $    7,932       4.00%    $    9,914       5.00%


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         In Management's opinion there has not been a material change in the Company's market risk profile for the three months ended March 31, 2002 compared to December 31, 2001.

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

         N/A

Item 5.  Other Information

         N/A

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits  - none.

         (b)  Reports on Form 8-K during the quarter ended March 31, 2002:

              Filed February 1,2002 - Year end 2001 Earnings Press Release

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
--------------------
(Registrant)

Date     May 14, 2002
         ------------


By: /s/ EDWARD J. CZAJKA
    --------------------------------------------------
    Edward J. Czajka
    Executive Vice President & Chief Financial Officer