Form 10-Q
period 2002-06-30
NORTH VALLEY BANCORP
filed 2002-08-13
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the period ended June 30, 2002.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ___________________ to ___________________

                         Commission file number 0-10652
                                                -------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock -4,671,905 shares as of August 13, 2002.

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited) .................................   1

           Condensed Consolidated Balance Sheets--June 30, 2002 and
           December 31, 2001 ..............................................   1

           Condensed Consolidated Statements of Income--For the Three
           and Six Months Ended June 30, 2002 and 2001 ....................   2

           Condensed Consolidated Statement of Cash Flows--For the Six
           months Ended June 30, 2002 and 2001 ............................   3

           Notes to Condensed Consolidated Financial Statements ...........   4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......  17


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings ................................................  18

Item 2.  Changes in Securities ............................................  18

Item 3.  Defaults Upon Senior Securities ..................................  18

Item 4.  Submission of Matters to a Vote of Security Holders ..............  18

Item 5.  Other Information ................................................  18

Item 6.  Exhibits and Reports on Form 8-K .................................  19


SIGNATURES ................................................................  19
----------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             NORTH VALLEY BANCORP AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                              (In thousands except share amounts)


ASSETS                                                        June 30, 2002   December 31, 2001
                                                              -------------   -----------------
Cash and due from banks                                          $ 29,092         $ 26,575
Federal funds sold                                                 20,300           19,800
                                                                 --------         --------
    Total cash and cash equivalents                                49,392           46,375

Interest-bearing deposits in other financial institutions             706            2,289
Securities:
  Available for sale, at fair value                                91,216          111,626
  Held to maturity, at amortized cost (fair value of $1,650 at
  June 30, 2002 and $1,941 at December 31, 2001)                    1,455            1,455
Loans and leases net of allowance for loan and lease losses of
  $6,351 and $5,786 and deferred loan fees of $128 and $(210)
  at June 30, 2002 and December 31, 2001                          423,468          391,022
Premises and equipment, net of accumulated
  Depreciation and amortization                                    10,596           10,294
Other real estate owned                                                37              287
FHLB, FRB stock and other securities                                3,321            2,213
Core deposit and other intangibles, net                             3,012            3,252
Accrued interest receivable & other assets                         28,808           26,160
                                                                 --------         --------

TOTAL ASSETS                                                     $612,011         $594,973
                                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Noninterest-bearing demand                                     $104,281         $ 94,719
  Interest-bearing                                                419,592          419,559
                                                                 --------         --------
Total deposits                                                    523,873          514,278
Other borrowed funds                                               23,741           20,647
Accrued interest and other liabilities                              7,207            6,370
Company obligated mandatorily  redeemable cumulative
  trust preferred securities of subsidiary grantor trust           10,000           10,000
                                                                 --------         --------
Total liabilities                                                 564,821          551,295
                                                                 --------         --------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000
  Shares; none outstanding
Common stock, no par value:  authorized 20,000,000
  Shares, outstanding  4,665,355 and 4,651,056 at
  June 30, 2002 and December 31, 2001                              24,749           24,538
Retained Earnings                                                  20,921           18,383
Accumulated other comprehensive income, net of tax                  1,520              757
                                                                 --------         --------
Total stockholders' equity                                         47,190           43,678
                                                                 --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $612,011         $594,973
                                                                 ========         ========


See notes to condensed consolidated financial statements (unaudited).

                                                NORTH VALLEY BANCORP AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                               (In thousands except per share amounts)


                                                            For the six months ended June 30,   For the three months ended June 30,
                                                            ---------------------------------   -----------------------------------
                                                                   2002           2001                  2002           2001
                                                                ---------      ---------             ---------      ---------
INTEREST INCOME
Loans and leases including fees                                 $  16,081      $  16,404             $   8,281      $   8,201
Securities
    Taxable                                                         2,331          2,149                 1,144            953
    Exempt from federal taxes                                         796            848                   392            428
Federal funds sold                                                    178            343                    78            232
                                                                ---------      ---------             ---------      ---------
    Total interest income                                          19,386         19,744                 9,895          9,814
                                                                ---------      ---------             ---------      ---------

INTEREST EXPENSE
Deposits                                                            4,284          8,063                 1,982          3,990
Company obligated mandatorily redeemable cumulative trust             513                                  256
  preferred securities of subsidiary grantor trust
Other borrowings                                                      465            131                   250             29
                                                                ---------      ---------             ---------      ---------
    Total interest expense                                          5,262          8,194                 2,488          4,019
                                                                ---------      ---------             ---------      ---------

NET INTEREST INCOME                                                14,124         11,550                 7,407          5,795

PROVISION FOR LOAN AND LEASE LOSSES                                   995            520                   575            300
                                                                ---------      ---------             ---------      ---------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                        13,129         11,030                 6,832          5,495

NONINTEREST INCOME:
  Service charges on deposit accounts                               3,021          2,767                 1,508          1,386
  Other fees and charges                                              427            618                   208            306
  Gain on sale of loans                                                                4
  Gain on sales or calls of securities                                 13              2                    13              2
  Other                                                               971            624                   433            498
                                                                ---------      ---------             ---------      ---------
    Total noninterest income                                        4,432          4,015                 2,162          2,192
                                                                ---------      ---------             ---------      ---------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                    6,207          5,319                 3,026          2,760
  Occupancy                                                           781            633                   394            313
  Equipment                                                           845            673                   430            339
  Merger & integration                                                               358
  Other                                                             4,269          3,630                 2,216          1,986
                                                                ---------      ---------             ---------      ---------
    Total noninterest expenses                                     12,102         10,613                 6,066          5,398
                                                                ---------      ---------             ---------      ---------

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                             5,459          4,432                 2,928          2,289

PROVISION FOR INCOME TAXES                                          1,803          1,362                 1,020            688
                                                                ---------      ---------             ---------      ---------

NET INCOME                                                      $   3,656      $   3,070             $   1,908      $   1,601
                                                                =========      =========             =========      =========

EARNINGS PER SHARE:
  Basic                                                         $    0.78      $    0.53             $    0.41      $    0.28
                                                                =========      =========             =========      =========
  Diluted                                                       $    0.76      $    0.52             $    0.40      $    0.27
                                                                =========      =========             =========      =========


See notes to condensed consolidated financial statements (unaudited).

                                   NORTH VALLEY BANCORP AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                              (In thousands)


                                                                         For the six months ended June 30,
                                                                                 2002        2001
                                                                               --------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                   $  3,656    $  3,070
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                   701         586
    Amortization of premium on securities                                           264          93
    Amortization of core deposit and other intangibles                              240          97
    Provision for loan and lease losses                                             995         520
    Gain on sale or calls of securities                                             (13)         (2)
    Gain on sale of loans                                                                        (4)
    Effect of changes in:
      Accrued interest receivable                                                    12         715
      Other assets                                                               (3,178)       (624)
      Accrued interest and other liabilities                                        837      (1,760)
                                                                               --------    --------
          Net cash provided by operating activities                               3,514       2,691
                                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of other real estate owned                                   250         204
    Net changes in FHLB, FRB and other securities                                (1,108)         55
    Purchases of available for sale securities                                   (6,603)    (14,575)
    Proceeds from sales of available for sale securities                          6,870
    Proceeds from maturities/calls of available for sale securities              21,173      10,409
    Proceeds from sales of loans                                                                219
    Net change in interest-bearing deposits at financial institutions             1,583        (955)
    Proceeds from sales of loans                                                 10,777
    Net changes in loans and leases                                             (44,218)    (12,948)
    Purchases of premises and equipment, net                                     (1,003)     (1,259)
                                                                               --------    --------
          Net cash (used in) provided by investing activities                   (12,279)    (18,850)
                                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                      9,595      29,678
    Net change in Federal funds purchased and other borrowed funds                3,094      (6,110)
    Cash dividends paid                                                          (1,118)     (1,740)
    Repurchase of common stock                                                     (313)     (6,006)
    Cash received for stock options exercised                                       326         234
    Compensation expense on stock options/grants                                    198          34
                                                                               --------    --------
          Net cash provided by financing activities                              11,782      16,090
                                                                               --------    --------

INCREASE IN CASH AND CASH EQUIVALENTS                                             3,017         (69)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   46,375      28,728
                                                                               --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 49,392    $ 28,659
                                                                               ========    ========

ADDITIONAL INFORMATION:
    Cash paid during the period for:
    Interest                                                                   $  5,391    $  8,107
                                                                               ========    ========
    Income taxes                                                               $    835    $  2,458
                                                                               ========    ========
    Transfer of foreclosed loans and leases from loans and leases receivable
      to other real estate owned                                               $      0    $     77
                                                                               ========    ========
Noncash investing and financing activities
    Transfer of investment securities from held to maturity to available for
      sale                                                                     $      0    $ 25,471
                                                                               ========    ========


See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2002.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (North Valley Bank ("NVB"), Six Rivers Bank ("SRB"), North Valley Capital Trust 1, North Valley Trading Company, which is inactive, and Bank Processing, Inc. ("BPI") a California corporation. Significant intercompany items and transactions have been eliminated in consolidation.


NOTE B - SECURITIES

         At June 30, 2002 and December 31, 2001, the amortized cost of securities and their approximate fair value were as follows:

     (in thousands)                                        Gross        Gross       Carrying
                                             Amortized   Unrealized   Unrealized     Amount
     Available for sale securities:             Cost       Gains        Losses    (Fair Value)
                                             ---------   ---------    ---------    ---------
     June 30, 2002
       Securities of U.S. government
         Agencies and corporations           $   1,996   $      44    $            $   2,040
       Obligations of states and political
         subdivisions                           25,700       1,156         (160)      26,696
       Mortgage backed securities               53,027       1,134                    54,161
       Corporate securities                      7,939         354          (56)       8,237
       Other securities                             88                       (6)          82
                                             ---------   ---------    ---------    ---------
                                             $  88,750   $   2,688    $    (222)   $  91,216
                                             =========   =========    =========    =========


     December 31, 2001
       Securities of U.S. government
         Agencies and corporations           $   1,991   $      78    $            $   2,069
       Obligations of states and political
         subdivisions                           28,085       1,074         (254)      28,905
       Mortgage backed securities               70,331         601          (81)      70,851
       Corporate securities                      9,946          20         (241)       9,725
       Other securities                             88                      (12)          76
                                             ---------   ---------    ---------    ---------
                                             $ 110,441   $   1,773    $    (588)   $ 111,626
                                             =========   =========    =========    =========

                                            Carrying
                                             Amount       Gross       Gross
                                           (Amortized  Unrealized  Unrealized
     Held to maturity securities:             Cost)       Gains      Losses    Fair Value
                                            --------    --------    --------    --------
     June 30, 2002
     -------------
       Obligation of states and political
         subdivisions                       $  1,455    $    195    $     --    $  1,650
                                            ========    ========    ========    ========


                                            Carrying
                                             Amount       Gross       Gross
                                           (Amortized  Unrealized  Unrealized
     Held to maturity securities:             Cost)       Gains      Losses    Fair Value
                                            --------    --------    --------    --------
     December 31, 2001
     -----------------
       Obligation of states and political
         Subdivisions                       $  1,455    $    486    $     --    $  1,941
                                            ========    ========    ========    ========


         Gross realized gains on sales or calls of available-for-sale securities were $42,000 for the three months ended June 30, 2002 and $2,000 for the three and six months ended June 30, 2001. Gross realized losses on sales or calls of available-for-sale securities were $29,000 for the three months ended June 30, 2002. There were no gross realized losses on sale of available for sale securities for the three and six months ended June 30, 2001.

         There were no gross realized gains or losses on calls of held to maturity securities for the three and six months ended June 30, 2002 and 2001.

         Scheduled maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost of approximately $88,000 and a fair value of approximately $82,000) at June 30, 2002, are shown below (in thousands). The Company invests in mortgage backed securities ("MBSs") issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association. Actual maturities of MBSs and other securities may differ from contractual maturities because borrowers have the right to prepay mortgages without penalty or call obligations with or without call penalties. The Company uses the "Wall Street" consensus average life at the time the security is purchased to schedule maturities of these MBSs and adjusts scheduled maturities periodically based upon changes in the Wall Street estimates.

                                        Held to Maturity Securities     Available for Sale Securities

                                          Amortized
                                             Cost                                       Fair Value
                                          (Carrying                         Amortized   (Carrying
                                            Amount)    Fair Value             Cost        Amount)
                                          ----------   ----------          ----------   ----------
     Due in 1 year or less                                                 $   19,984   $   20,529
     Due after 1 year through 5 years                                          40,794       42,117
     Due after 5 years through 10 years                                         9,622       10,123
     Due after 10 years                   $    1,455   $    1,650              18,262       18,365
                                          ----------   ----------          ----------   ----------
                                          $    1,455   $    1,650          $   88,662   $   91,134
                                          ==========   ==========          ==========   ==========

         At June 30, 2002 and December 31, 2001 securities having fair value amounts of approximately $55,188,000 and $39,185,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

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

                                                   Six months ended June 30,   Three months ended June 30,
                                                   -------------------------   ---------------------------
(in thousands)                                          2002       2001              2002       2001
                                                      --------   --------          --------   --------

Net income                                            $  3,656   $  3,070          $  1,908   $  1,601
Other comprehensive income:
  Holding gain (loss) arising during period, net
    of tax                                                 755        942             1,037       (451)
  Reclassification adjustment, net of tax                    8          8                 1          1
                                                      --------   --------          --------   --------
Total other comprehensive income (loss)                    763        950             1,038       (450)
                                                      --------   --------          --------   --------

Total comprehensive income                            $  4,419   $  4,020          $  2,946   $  1,151
                                                      ========   ========          ========   ========


NOTE D - EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the six and three month periods ended June 30, 2002 and 2001 is reconciled as follows:

                                            Six months ended June 30,   Three months ended June 30,
                                            -------------------------   ---------------------------
(In thousands except earnings per share)         2002       2001              2002       2001
                                               --------   --------          --------   --------

Calculation of Basic Earnings Per Share

Numerator - net income                         $  3,656   $  3,070          $  1,908   $  1,601
Denominator - weighted average common
  Shares outstanding                              4,666      5,782             4,667      5,745
                                               --------   --------          --------   --------

Basic Earnings Per Share                       $   0.78   $   0.53          $   0.41   $   0.28
                                               ========   ========          ========   ========


Calculation of Diluted Earnings Per Share

Numerator - net income                         $  3,656   $  3,070          $  1,908   $  1,601
Denominator - weighted average common
  Shares outstanding                              4,666      5,782             4,667      5,745
  Dilutive effect of outstanding options            124        108               139        118
                                               --------   --------          --------   --------

                                                  4,790      5,890             4,806      5,863
                                               --------   --------          --------   --------

Diluted Earnings Per Share                     $   0.76   $   0.52          $   0.40   $   0.27
                                               ========   ========          ========   ========


NOTE E - SEGMENT DISCLOSURE

         The Company operates as three business segments: North Valley Bank, Six Rivers Bank and Other. Management analyzes the operations of NVB, SRB and Other separately. Other consists of North Valley Bancorp a multi-bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System and Bank Processing Inc, a California corporation, both of which provide services to NVB and SRB. Management allocates the costs of Bancorp and BPI to NVB and SRB based primarily on usage through a variety of statistical data. NVB and SRB are separately chartered institutions each with its own Board of Directors and regulated independently of each other.

         The accounting policies of the segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001. The Company evaluates performance based on operating results before income taxes not including nonrecurring gains or losses.

         The Company derives a majority of its revenues from interest income and the chief operating decision maker relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the total revenues for the segments reported below consists of net interest income plus noninterest income (exclusive of the net gain or loss on sales of available for sale securities, if any, which is not allocated to the segments) for the six months ended June 30, 2002 and 2001.

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

         Information about reportable segments, and reconciliation of such information to the condensed consolidated financial statements as of and for the six month periods ended June 30, follows:

     Six months ended:                        NVB         SRB        Other       Total
     June 30, 2002:                        ---------   ---------   ---------   ---------

     Total revenues                        $  16,410   $   7,133   $     275   $  23,818
     Net income (loss)                     $   3,260   $     734   $    (338)  $   3,656
     Interest income                       $  13,265   $   6,098   $      23   $  19,386
     Interest expense                      $   2,991   $   1,764   $     507   $   5,262
     Depreciation and amortization         $     556   $     566   $      83   $   1,205
     Provision for loan and lease losses   $     875   $     120               $     995
     Total assets                          $ 411,512   $ 198,751   $   1,748   $ 612,011

     June 30, 2001:

     Total revenues                        $  13,696   $   7,691   $   2,372   $  23,759
     Net income (loss)                     $   2,870   $     538   $    (338)  $   3,070
     Interest income                       $  12,955   $   6,782   $       7   $  19,744
     Interest expense                      $   5,252   $   2,942               $   8,194
     Depreciation and amortization         $     447   $     323   $       6   $     776
     Provision for loan and lease losses   $     360   $     160               $     520
     Total assets                          $ 352,482   $ 204,711   $   1,378   $ 558,571


NOTE F - STOCK REPURCHASE PROGRAM

         The Board of Directors of the Company has authorized a stock repurchase program under which repurchases will be made from time to time by the Company, in compliance with Securities and Exchange Commission rules, to a level as authorized by the Board. On July 31, 2002, the Board of Directors authorized a new common stock repurchase program. The program calls for the repurchase of up to 3.0% of the Company's outstanding shares, or approximately 140,000 shares, based on approximately 4,665,000 shares outstanding as of this date. This repurchase program is the fifth such plan announced since May of 2001. Pursuant to the four prior repurchase plans, a total of 1,207,500 shares of common stock were repurchased by the Company.


NOTE G - BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective June 2001 the Financial Accounting Standards Board ("FASB") approved for issuance he Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" which addresses the elimination of pooling accounting treatment in business combinations and the financial accounting and reporting for acquired goodwill and other intangible assets at acquisition and SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No. 141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements Effective January 1, 2002 the Company adopted SFAS No. 142 The adoption of this statement did not have any impact on the Company's consolidated financial position, results of operations, or cash flows as the Company had no goodwill as of January 1, 2002 and all of the Company's intangible assets have finite lives and are continuing to be amortized.

NOTE H - ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

         The Financial Accounting Standards Board (FASB) issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in July, 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 replaces Issue 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. In management's opinion, the adoption of this statement will not have a material impact on the Company's financial position or results of its operations.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

         Certain statements in this Form 10-Q (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Shasta and Humboldt Counties; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. In additions, recent events, including those of September 11, 2001, have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers.

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

Allowance for Loan and Lease Losses

         The allowance for loan and lease losses is an estimate of the losses that are inherent in our loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accountings Standards
(SFAS) No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued for impaired loans based on the differences between that value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

         Our allowance for loan and lease losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses and therefore this estimate could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, expected cash flows and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see "Allowance for Loan and Lease Losses" on page 15.

Corporate Reform Legislation

         President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the "Act") on July 30, 2002, which responds to recent issues in corporate governance and accountability. Among other matters, key provisions of the Act provide for:

     o Expanded oversight of the accounting profession by creating a new independent oversight board to be monitored by the SEC.
     o Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.
     o Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO, and makes it a crime for an issuer to interfere with an audit.
     o Enhanced financial disclosures, including periodic reviews for the largest issuers and real time disclosure of material company information.
     o Enhanced criminal penalties for a broad array of white collar crimes and increases in the statute of limitations for securities fraud lawsuits.

         The effect of the Act upon corporations is uncertain; however, it is likely that compliance costs may increase as corporations modify procedures if required to conform to the provisions of the Act. The Company does not currently anticipate that compliance with the Act will have a material effect upon its financial position or results of its operations or its cash flows.


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

         The Company conducts a commercial and retail banking business with NVB operating eleven full service banking offices, including two supermarket branches, in Shasta and Trinity Counties and with SRB operating seven full service banking offices in Humboldt, Del Norte and Mendocino counties. The Company operates as three business segments - NVB, SRB, and Other - providing demand, savings, money market rate deposit accounts, and time deposits, and making commercial, real estate and consumer loans. The Company also offers installment note collections, issues cashier's checks and money orders, sells travelers' checks and provides safe deposit boxes and other customary banking services. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than 10% of the Company's revenues.


Earnings Summary
----------------

                                         Six Months ended June 30,   Three months ended June 30,
                                         -------------------------   ---------------------------
(in thousands except per share amounts)      2002         2001            2002         2001
                                          ---------    ---------       ---------    ---------

Net interest income                       $  14,124    $  11,550       $   7,407    $   5,795
Provision for loan and lease losses             995          520             575          300
Noninterest income                            4,432        4,015           2,162        2,192
Noninterest expense                          12,102       10,613           6,066        5,398
Provision for income taxes                    1,803        1,362           1,020          688
                                          ---------    ---------       ---------    ---------
Net income                                $   3,656    $   3,070       $   1,908    $   1,601
                                          =========    =========       =========    =========

Earnings Per Share
  Basic                                   $    0.78    $    0.53       $    0.41    $    0.28
  Diluted                                 $    0.76    $    0.52       $    0.40    $    0.27

Annualized Return on Average Assets            1.21%        1.14%           1.25%        1.18%
Annualized Return on Average Equity           16.27%       10.96%          16.77%       11.39%

         The Company's consolidated net income for the six months ended June 30, 2002 was $3,656,000, or $0.76 diluted earnings per share, compared to $3,070,000, or $0.52 diluted earnings per share for the same period in 2001. Return on average assets was 1.21% and return on average equity was 16.27% for the six months ended June 30, 2002 improving over the 1.14% and 10.96% for the same period in 2001. Net income for the three months ended June 30, 2002 was $1,908,000 or $0.40 per diluted share, compared to $1,601,000 or $0.27 per diluted share for the same period in 2001. Return on average assets was 1.25% and return on average equity was 16.77% for the three months ended June 30, 2002 improving from 1.18% and 11.39% for the same period in 2001.

         There were no merger and integration expenses for the six months ended June 30, 2002. Merger and integration expenses were $358,000 on a pre-tax basis and $245,000 on an after-tax basis for the six months ended June 30, 2001. Excluding this nonrecurring item core net income, which represents net income excluding merger and integration charges and other non-recurring income, on a tax effected basis, for the six months ended June 30, 2001 was $3,318,000 or $0.56 per diluted share.

         For the six months ended June 30, 2002, the Company added to its allowance for loan and lease losses through a provision charged to earnings of $995,000. This compares to $520,000 for the same period in 2001. The increased level of provision is due primarily to recent loan growth in the portfolio as well as an increase in the level of classified loans. Management believes that the current level of allowance for loan and lease losses as of June 30, 2002 of $6,351,000 or 1.48% of total loans and leases is adequate at this time. The allowance for loan and lease losses was $5,786,000 or 1.46% of total loans and leases at December 31, 2001. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses" on page 15.


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

         The following table is a summary of the Company's net interest income presented on a fully taxable equivalent (FTE) basis, for tax-exempt investments included in earning assets, for the periods indicated:

                          Six months ended June 30,  Three months ended June 30,
                          -------------------------  ---------------------------
(In thousands)                2002          2001          2002          2001
                           ---------     ---------     ---------     ---------
Interest income            $  19,386     $  19,744     $   9,895     $   9,814
Less: Interest expense         5,262         8,194         2,488         4,019
FTE adjustment                   393           424           193           206
                           ---------     ---------     ---------     ---------
Net interest income (FTE)  $  14,517     $  11,974     $   7,600     $   6,001
                           =========     =========     =========     =========

         Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The increase in net interest income (FTE) for the three-and six month periods ended June 30, 2002 resulted primarily from the decreasing rates paid on interest-bearing liabilities as well as the growth in average earning assets, offset by lower yields. During 2001, the Federal Reserve Bank Board reduced short term interest rates by 475 basis points. Management has been able to effectively manage the net interest margin during the dramatic change in rates due to its diversified balance sheet. As interest rates decreased, management was able to reduce rates paid on interest-bearing liabilities at a faster rate than yields decreased on earning assets. While average interest earning assets for the six months ended June 30, 2002 increased by $55,638,000 or 11.4% from the same period last year, yields on earning assets decreased 93 basis points from 8.28% to 7.35%. Average interest bearing liabilities increased by $53,713,000 for the six months ended June 30, 2002 compared to the same period in 2001 while the average rate paid decreased 174 basis points from 4.07% to 2.33%. Although significant reductions occurred in short term interest rates from 2001 which have been maintained through 2002, the Company's net interest margin expanded from 4.92% for the six month period ended June 30, 2001 to 5.39% for the period ended June 30, 2002. As a result the net interest spread increased 81 basis points from 4.21% to 5.02%. During the second quarter of 2002, average interest earning assets increased by $60,358,000 from the same period last year, however yields on earning assets decreased by 86 basis points. During the second quarter of 2002, average interest bearing liabilities increased to $458,356,000 from $404,301,000 for the same period in 2001 while the average rate paid on those liabilities decreased by 181 basis points. The effect of the above resulted in an increase in the net interest margins for both the three and six months periods ended June 30, 2002 of 62 basis points and 47 basis points, respectively, compared to 2001 as shown below.

         The following table is a summary of the Company's net interest margin
(FTE) for the periods indicated:

                                           Six months ended June 30,  Three months ended June 30,
                                           -------------------------  ---------------------------
                                              2002          2001          2002          2001
                                              ----          ----          ----          ----
Yield on earning assets                       7.35%         8.28%         7.40%         8.26%
Rate paid on interest-bearing liabilities     2.33%         4.07%         2.18%         3.99%
                                              ----          ----          ----          ----
  Net interest spread                         5.02%         4.21%         5.22%         4.27%
                                              ====          ====          ====          ====
  Net interest margin                         5.39%         4.92%         5.57%         4.95%
                                              ====          ====          ====          ====

Noninterest Income
------------------

         The following table is a summary of the Company's noninterest income for the periods indicated:

Noninterest Income                     Six months ended June 30,  Three months ended June 30,
                                       -------------------------  ---------------------------
  (In thousands)                           2002          2001          2002          2001
                                        ---------     ---------     ---------     ---------

  Service charges on deposit accounts   $   3,021     $   2,767     $   1,508     $   1,386
  Other fees and charges                      427           618           208           306
  Gain (loss) on sale of loans                 --             4            --            --
  Gain on sale or calls of securities          13             2            13             2
  Other                                       971           624           433           498
                                        ---------     ---------     ---------     ---------
Total noninterest income                $   4,432     $   4,015     $   2,162     $   2,192
                                        =========     =========     =========     =========

         Non-interest income increased from $4,015,000 for the six months ended June 30, 2001 to $4,432,000 for the same period in 2002. Service charges on deposits increased to $3,021,000 for the period ended June 30, 2002 from $2,767,000 for the same period in 2001, an increase of $254,000 or 9.2%. The increase in service charges was due to the continued success of the Company's "Positively Free Checking" program, a Company-wide deposit-gathering promotion that began in March of 2000 at NVB and in October of 2000 at SRB. The increase in service charges was offset by a decrease in other fees and charges of $191,000 offset by an increase in other income of $347,000. The increase in other income was due to the increase of $273,000 over the same period in 2001 of earnings on life insurance holdings which were purchased to fund the Company's salary continuation plan.

         For the quarter ended June 30, 2002, noninterest income decreased slightly by $30,000 compared to the same period in 2001.


Noninterest Expense
-------------------

         The following table is a summary of the Company's noninterest expense for the periods indicated:

Noninterest Expense                    Six months ended June 30,  Three months ended June 30,
                                       -------------------------  ---------------------------
(In thousands)                             2002          2001          2002          2001
                                        ---------     ---------     ---------     ---------

Salaries & employee benefits            $   6,207     $   5,319     $   3,026     $   2,760
Merger & acquisition expense                   --           358            --            --
Furniture & equipment expense                 845           673           430           339
Occupancy expense                             781           633           394           313
Marketing                                     547           610           280           199
Data processing expenses                      143           192            70            91
ATM expense                                   438           287           282           124
Printing & supplies                           274           285           141           111
Postage                                       267           245            95           118
Messenger expense                             201           138            86            62
Professional services                         478           306           285           176
Other                                       1,921         1,567           977         1,105
                                        ---------     ---------     ---------     ---------
    Total Noninterest expense           $  12,102     $  10,613     $   6,066     $   5,398
                                        =========     =========     =========     =========

         Noninterest expense totaled $12,102,000 for the six-month period ended June 30, 2002, compared to $10,613,000 for the same period in 2001. Salaries and benefits increased by $888,000 or 16.7% to $6,207,000 for the six months ended June 30, 2002 compared to $5,319,000 for the same period in 2001. The increase in salary expense was due to regular merit increases for existing employees as well as compensation expense of $249,000 related to stock options granted to Directors at below market value. All other expense categories combined totaled $5,895,000 for the six months ended June 30, 2002 compared to $5,294,000 for the same period in 2001, an increase of $601,000 or 11.4%. During the first quarter of 2002, professional services increased $172,000. Other expenses such as marketing, postage and messenger were up due to the success of the "Positively Free Checking" program and increased customer activity. The Company's efficiency ratio for the first six months of 2002 was 65.2%, slightly better than the 68.2% efficiency ratio achieved for the first six months of 2001.


Income Taxes
------------

         The provision for income taxes for the six months ended June 30, 2002 was $1,803,000 as compared to $1,362,000 for the same period in 2001. The effective income tax rate for state and federal income taxes was 33% for the six months ended June 30, 2002 compared to 30.7 % for the same period in 2001. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company's investment in municipal securities and life insurance policies whose income is exempt from Federal taxes.

Impaired, Nonaccrual, Past Due and Restructured Loans and Leases and Other
--------------------------------------------------------------------------
Nonperforming Assets
--------------------

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

         At June 30, 2002, the recorded investment in loans and leases for which impairment has been recognized was approximately $661,000 with a related valuation allowance which is included in the specific allowance of $201,000. In addition, the recorded investment in impaired loans for which there was no formula allowance was $65,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $25,000 for cash payments received in 2002.

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

         Non-performing assets at June 30, 2002, and December 31, 2001, are summarized as follows:

                                                         June 30,   December 31,
                                                           2002         2001
                                                         --------     --------

Nonaccrual loans and leases                              $    661     $    867
Loans and leases 90 days past due and still accruing
interest                                                    1,735          848
                                                         --------     --------

Total nonperforming loans and leases                        2,396        1,715
Other real estate owned                                        37          287
                                                         --------     --------

Total nonperforming assets                               $  2,433     $  2,002
                                                         ========     ========

Nonaccrual loans and leases to total gross loans and
leases                                                       0.15%        0.22%

Nonperforming loans and leases to total gross loans
and leases                                                   0.56%        0.43%
Total nonperforming assets to total assets                   0.40%        0.34%

Allowance for Loan and Lease Losses
-----------------------------------

         A summary of the allowance for loan and lease losses at June 30, 2002, June 30, 2001 and December 31, 2001, is as follows:

                                                                  June 30,     June 30,
                                                                 ---------    ---------
(In thousands)                                                      2002         2001
                                                                 ---------    ---------
Balance beginning of period                                      $   5,786    $   4,964
Provision for loan and lease losses                                    995          520
Net charge offs                                                        430          197
                                                                 ---------    ---------

Balance end of period                                            $   6,351    $   5,287
                                                                 =========    =========

Allowance for loan and lease losses to nonaccrual loans and
leases                                                              960.81%      963.02%
Allowance for loan and lease losses to nonperforming loans and
leases                                                              265.07%      356.03%
Allowance for loan and lease losses to total gross loans and
leases                                                                1.48%        1.38%
Ratio of net charge-offs to average loans and leases
outstanding (annualized)                                               .20%        0.11%

         The allowance for loan and lease losses is established through a provision for loan and lease losses based on management's evaluation of the risks inherent in the loan and lease portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan and lease loss experience, and the Company's underwriting policies. The allowance for loan and lease losses is maintained at an amount management considers adequate to cover losses in loans and leases receivable, which are considered probable and estimable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

         The allowance for loan and lease losses is comprised of three primary types of allowances:

         1.    Formula Allowance

         Formula allowances are based upon loan and lease loss factors that reflect management's estimate of the inherent loss in various segments of or pools within the loan and lease portfolio. The loss factor is multiplied by the portfolio segment (e.g. multifamily permanent mortgages) balance to derive the formula allowance amount. The loss factors are updated periodically by the Company to reflect current information that has an effect on the amount of loss inherent in each segment.

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

         3.    Unallocated Allowance

         The Company maintains an unallocated loan and lease loss allowance that is based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated in connection with the unallocated allowance at June 30, 2002 included the following, which existed at the balance sheet date:

         General Factors:

         o General business and economic conditions effecting the Company's key lending areas

         o     Real estate values in Northern California

         o Loan volumes and concentrations, including trends in past due and nonperforming loans

         o     Seasoning of the loan portfolio

         o     Status of the current business cycle

         o     Specific industry or market conditions within portfolio segments

         o     Model imprecision

         At June 30, 2002, the allowance for loan losses was comprised of $4,921,000 in formula and specific allowances and $1,493,000 in unallocated allowance. The $4,921,000 in formula and specific allowances reflects management's estimate of the inherent loss in various pools or segments in the portfolio, and includes adjustments for general economic conditions, trends in the portfolio, changes in the mix of the portfolio and the level of formula allowance is consistent from 2001 to 2002.

         The $1,493,000 in unallocated allowance at June 30, 2002, reflects an increase from $1,216,000 at December 31, 2001 due to the Company's consideration of the following factors, as well as more general factors including the slowing economy, increased layoffs and unemployment, and consumer and business reactions to the events of September 11, 2001:

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

Management anticipates that as the Company continues to implement its strategic plan the Company will:

o    generate further growth in loans receivable held for investment

o    emphasize the origination and purchase of income property real estate loans

o    continue expansion of commercial business lending

         As a result, future provisions will be required and the ratio of the allowance for loan and lease losses to loans outstanding may increase. Experience across the financial services industry indicates that commercial business and income property loans may present greater risks than residential real estate loans, and therefore should be accompanied by suitably high levels of reserves.

Liquidity
---------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $13,500,000 as of June 30, 2002 were available to provide liquidity. In addition, NVB and SRB are both members of the Federal Home Loan Bank ("FHLB") System providing additional borrowing capacity of $83,316,000 secured by certain loans and investment securities. The Company also has a line of credit with Federal Reserve Bank ("FRB") of $8,039,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of June 30, 2002, borrowings consisted of $22,500,000 in medium-term FHLB advances, long-term borrowings of $354,000 were outstanding with the FHLB, $186,000 was outstanding with the FRB under the Treasury, Tax, and Loan program and $10,000,000 was outstanding in the form of Company obligated mandatorily redeemable cumulative trust preferred securities.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $142,769,000 and $161,745,000 (or 23.3% and 27.1% of total assets) at June 30, 2002 and December 31, 2001, respectively. Total liquid assets for June 30, 2002 and December 31, 2001 include investment securities of $1,455,000 classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $476,773,000 and $460,054,000 at June 30, 2002 and December 31, 2001, respectively.

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

         The tool used to manage and analyze the interest rate sensitivity of a financial institution is known as a simulation model and is performed with specialized software built for this specific purpose for financial institutions. This model allows management to analyze three specific types of risks: market risk, mismatch risk, and basis risk.

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

Mismatch Risk

         The second interest-related risk, mismatch risk, arises from the fact that when interest rates change, the changes do not occur equally in the rates of interest earned and paid because of differences in the contractual terms of the assets and liabilities held. A difference in the contractual terms, a mismatch, can cause adverse impacts on net interest income.

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

         The hypothetical impact of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. This exercise is valuable in identifying risk exposures. The results for the Company's April 30, 2002 simulation analysis indicate that the Company's net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of December 31, 2001.

         For this simulation analysis, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk.

                                  Shocked by -2%              Shocked by +2%
Net interest income                    -3.2%                        0.0%
Net economic value                     15.7%                        0.6%


Financial Condition as of June 30, 2002 As Compared to December 31, 2001
------------------------------------------------------------------------

         Total assets at June 30, 2002, were $612,011,000, compared to December 31, 2001 assets of $594,973,000. Investment securities and federal funds sold totaled $112,971,000 at June 30, 2002, compared to $132,881,000 at December 31,
2001.

         Net loans and leases, the Company's major component of earning assets increased during the first six months of 2002 to $423,468,000 at June 30, 2002 from $391,022,000 at December 31, 2001. The Company's average loan to deposit ratio was 79.4% for the six months ended June 30, 2001 and 78.6% for the six months ended June 30, 2002.

         Total deposits increased to $523,873,000 at June 30, 2002 compared to $514,278,000 at December 31, 2001 with an increase in noninterest-bearing deposits of $9,562,000 and a more significant decrease in time deposits of $21,766,000 offset by an increase in interest bearing savings and checking of $21,799,000. The decrease in time certificates is due to the low rate environment. The increase in interest bearing savings and checking deposit balances is attributed to the success of the "Positively Free Checking" program. This change in the deposit mix had a positive effect on the Company's cost of funds, which was reduced from 2.18% for the six months ended June 30, 2001 to 3.99% for the six months ended June 30, 2002.

         The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as very positive because it limits the Company's ability to earn a high rate of return on shareholders equity (ROE). Stockholders' equity increased to $47,190,000 as of June 30, 2002, as compared to $43,678,000 at December 31, 2001. The increase was primarily as a result of the net income of $3,656,000, an increase in the unrealized gain on available for sale of securities of $763,000,offset by cash dividends of $1,118,000, the effect of stock options exercised of $275,000, compensation expenses recorded on stock options and grants of $249,000 and the stock repurchase of $313,000. Under current regulations, the management believes that the Company meets all capital adequacy requirements and both of the Company's subsidiary banks were considered well capitalized at June 30, 2002 and December 31, 2001.

         The Company's and the Bank's capital amounts (in thousands) risk-based capital ratios are presented below.

                                                                             To Be Well
                                                                          Capitalized Under
                                                        For Capital       Prompt Corrective
                                      Actual         Adequacy Purposes    Action Provisions
                                ------------------   ------------------   -----------------
                                                     Minimum    Minimum   Minimum    Minimum
                                 Amount     Ratio     Amount     Ratio     Amount     Ratio
Company
As of June 30, 2002:
  Total capital
    (to risk weighted assets)   $ 58,256    12.73%   $ 36,612     8.00%        N/A      N/A
  Tier I capital
    (to risk weighted assets)   $ 52,528    11.48%   $ 18,306     4.00%        N/A      N/A
  Tier I capital
    (to average assets)         $ 52,528     8.65%   $ 24,284     4.00%        N/A      N/A


As of December 31, 2001:
  Total capital
    (to risk weighted assets)   $ 54,959    12.82%   $ 34,285     8.00%        N/A      N/A
  Tier I capital
    (to risk weighted assets)   $ 49,587    11.57%   $ 17,142     4.00%        N/A      N/A
  Tier I capital
    (to average assets)         $ 49,587     8.37%   $ 23,701     4.00%        N/A      N/A


North Valley Bank
As of June 30, 2002:
  Total capital
    (to risk weighted assets)   $ 37,566    11.87%   $ 25,325     8.00%   $ 31,656    10.00%
  Tier I capital
    (to risk weighted assets)   $ 33,875    10.70%   $ 12,663     4.00%   $ 18,994     6.00%
  Tier I capital
    (to average assets)         $ 33,875     8.32%   $ 16,290     4.00%   $ 20,362     5.00%

As of December 31, 2001:
  Total capital
    (to risk weighted assets)   $ 35,140    11.75%   $ 23,920     8.00%   $ 29,900    10.00%
  Tier I capital
    (to risk weighted assets)   $ 31,913    10.67%   $ 11,960     4.00%   $ 17,940     6.00%
  Tier I capital
    (to average assets)         $ 31,913     8.13%   $ 15,698     4.00%   $ 19,622     5.00%


Six Rivers Bank
As of June 30, 2002:
  Total capital
    (to risk weighted assets)   $ 18,575    13.27%   $ 11,199     8.00%   $ 13,999    10.00%
  Tier I capital
    (to risk weighted assets)   $ 16,825    12.02%   $  5,599     4.00%   $  8,399     6.00%
  Tier I capital
    (to average assets)         $ 16,825     8.50%   $  7,921     4.00%   $  9,902     5.00%

As of December 31, 2001:
  Total capital
    (to risk weighted assets)   $ 18,166    14.17%   $ 10,258     8.00%   $ 12,822    10.00%
  Tier I capital
    (to risk weighted assets)   $ 16,551    12.91%   $  5,129     4.00%   $  7,693     6.00%
  Tier I capital
    (to average assets)         $ 16,551     8.35%   $  7,932     4.00%   $  9,914     5.00%



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         In Management's opinion there has not been a material change in the Company's market risk profile for the six months ended June 30, 2002 compared to December 31, 2001.

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

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of North Valley Bancorp was held on Thursday May 23, 2002. Shareholders of the Company approved the following proposal:

1. To elect the following three (3) nominees as Directors of the Corporation, each for a term of three years:

         William W. Cox
         Thomas J. Ludden
         Dolores M. Vellutini

         The term of office of the following directors continued after the Annual Meeting: Rudy V. Balma, Michael J. Cushman, Royce L. Friesen, Dan W. Ghidinelli, Kevin D. Hartwick, Douglas M. Treadway, J.M. Wells, Jr.

         Results of the election are presented below:

                         Annual Meeting of Shareholders
                              Thursday May 23, 2002

Total Shares Outstanding:             4,670,953
Total Shares Voted:                   3,817,697        81.73%


                                                                   %
                                                              Outstanding
Proposal 1:                                    Shares Voted      Shares     % of Quorum
                                               ------------   -----------   -----------
                                 For:           3,786,302         81.06%       99.18%
Election of Directors            Against:          31,395           .67%         .82%
                                 Abstain:               0          0.00%        0.00%

Director Election Detail:

Nominees                         For              Percent      Withheld      Percent
William W. Cox                   3,786,302          81.06%       31,395          .67%
Thomas J. Ludden                 3,778,096          80.88%       39,601          .85%
Dolores M. Vellutini             3,780,282          80.93%       37,415          .80%


Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits -

                  Exhibit 99.34 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with Respect to the North Valley Bancorp Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002

         (b)      Reports on Form 8-K during the quarter ended June 30, 2002:

                  Filed April 19,2002 --First Quarter 2002 Earnings Press
                  Release
                  Filed June 13, 2002 - Changes in Registrants Certifying Accountant
                  Filed June 26, 2002 - Amended Report - Changes in Registrants Certifying Accountant



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
--------------------
(Registrant)


Date August 13, 2002
     ---------------

BY:

    /s/ MICHAEL J. CUSHMAN
--------------------------------------------------
Michael J. Cushman
President & Chief Executive Officer


    /s/ EDWARD J. CZAJKA
--------------------------------------------------
Edward J. Czajka
Executive Vice President & Chief Financial Officer