Form 10-Q
period 2002-09-30
NORTH VALLEY BANCORP
filed 2002-11-14
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the period ended September 30, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period
         From                     to
             --------------------     -------------------

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

Common Stock -4,666,444 shares as of November 13, 2002.

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets--September 30, 2002
         and December 31, 2001                                               3

         Condensed Consolidated Statements of Income--For the Three
         and Nine Months Ended September 30, 2002 and 2001                   4

         Condensed Consolidated Statement of Cash Flows--For the
         Nine months Ended September 30, 2002 and 2001                       5

         Notes to Condensed Consolidated Financial Statements                6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           11

Item 3. Quantitative and Qualitative Disclosures About Market Risk          21

Item 4. Controls and Procedures                                             21


PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings                                                   21

Item 2. Changes in Securities                                               21

Item 3. Defaults Upon Senior Securities                                     21

Item 4. Submission of Matters to a Vote of Security Holders                 21

Item 5. Other Information                                                   21

Item 6. Exhibits and Reports on Form 8-K                                    22


SIGNATURES                                                                  22
----------

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands except share amounts)


ASSETS                                                            September 30,      December 31,
                                                                      2002               2001
                                                                  ------------       ------------
Cash and due from banks                                           $     31,798       $     26,575
Federal funds sold                                                      12,000             19,800
                                                                  ------------       ------------
    Total cash and cash equivalents                                     43,798             46,375

Interest-bearing deposits in other financial institutions                  693              2,289
Securities:
  Available for sale, at fair value                                    115,191            111,626
  Held to maturity, at amortized cost (fair value of $1,912
  at September 30, 2002 and $1,941 at December 31, 2001)                 1,455              1,455
Loans and leases net of allowance for loan and lease
  losses of $6,466 and $5,786 at September 30, 2002 and
  December 31, 2001                                                    431,470            391,022
Premises and equipment, net of accumulated
  Depreciation and amortization                                         12,207             10,294
Other real estate owned                                                    105                287
FHLB, FRB stock and other securities                                     3,242              2,213
Core deposit and other intangibles, net                                  2,892              3,252
Accrued interest receivable & other assets                              28,915             26,160
                                                                  ------------       ------------

TOTAL ASSETS                                                      $    639,968       $    594,973
                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Noninterest-bearing demand                                      $    106,282       $     94,719
  Interest-bearing                                                     432,379            419,559
                                                                  ------------       ------------
Total deposits                                                         538,661            514,278
Other borrowed funds                                                    32,831             20,647
Accrued interest and other liabilities                                   8,387              6,370
Company obligated mandatorily  redeemable cumulative
  trust preferred securities of subsidiary grantor trust                10,000             10,000
                                                                  ------------       ------------
Total liabilities                                                      589,879            551,295
                                                                  ------------       ------------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000
  Shares; none outstanding
Common stock, no par value: authorized 20,000,000
  Shares, outstanding 4,672,046 and 4,651,056 at
  September 30, 2002 and December 31, 2001                              25,052             24,538
Retained Earnings                                                       22,215             18,383
Accumulated other comprehensive income, net of tax                       2,822                757
                                                                  ------------       ------------
Total stockholders' equity                                              50,089             43,678
                                                                  ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    639,968       $    594,973
                                                                  ============       ============

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands except per share amounts)

                                                           For the nine months ended   For the three months ended
                                                                 September 30,               September 30,
                                                           -------------------------   -------------------------
                                                               2002          2001          2002          2001
                                                           -----------   -----------   -----------   -----------
INTEREST INCOME
Loans and leases including fees                            $    24,400   $    24,721   $     8,319   $     8,317
Securities
    Taxable                                                      3,380         3,438         1,049         1,289
    Exempt from federal taxes                                    1,194         1,257           398           409
Federal funds sold                                                 265           521            87           178
                                                           -----------   -----------   -----------   -----------
   Total interest income                                        29,239        29,937         9,853        10,193
                                                           -----------   -----------   -----------   -----------

INTEREST EXPENSE
Deposits                                                         6,079        11,571         1,795         3,508
Company obligated mandatorily redeemable cumulative
  trust preferred securities of subsidiary grantor trust           787           211           275           211
Other borrowings                                                   654           252           189           121
                                                           -----------   -----------   -----------   -----------
   Total interest expense                                        7,521        12,034         2,259         3,840
                                                           -----------   -----------   -----------   -----------

NET INTEREST INCOME                                             21,718        17,903         7,594         6,353

PROVISION FOR LOAN AND LEASE LOSSES                              1,375           940           380           420
                                                           -----------   -----------   -----------   -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                     20,343        16,963         7,214         5,933

NONINTEREST INCOME:
  Service charges on deposit accounts                            4,643         4,237         1,622         1,398
  Other fees and charges                                           469           756            42           210
  Gain on sale of loans                                            202             4           202
  Gain on sales or calls of securities                              27            13            14            11
  Other                                                          1,308         1,060           337           436
                                                           -----------   -----------   -----------   -----------
    Total noninterest income                                     6,649         6,070         2,217         2,055
                                                           -----------   -----------   -----------   -----------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                 9,289         8,279         3,074         2,960
  Occupancy                                                      1,142           928           361           295
  Equipment                                                      1,330         1,007           485           334
  Merger & integration                                              --           358            --
  Other                                                          6,495         5,567         2,234         1,937
                                                           -----------   -----------   -----------   -----------
    Total noninterest expenses                                  18,256        16,139         6,154         5,526
                                                           -----------   -----------   -----------   -----------

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                          8,736         6,894         3,277         2,462

PROVISION FOR INCOME TAXES                                       2,954         2,135         1,151           773
                                                           -----------   -----------   -----------   -----------

NET INCOME                                                 $     5,782   $     4,759   $     2,126   $     1,689
                                                           ===========   ===========   ===========   ===========

EARNINGS PER SHARE:
  Basic                                                    $      1.24   $      0.86   $      0.46   $      0.33
                                                           ===========   ===========   ===========   ===========
  Diluted                                                  $      1.20   $      0.84   $      0.44   $      0.33
                                                           ===========   ===========   ===========   ===========

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                               For the nine months ended
                                                                                     September 30,
                                                                               --------------------------
                                                                                  2002           2001
                                                                               -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                   $     5,782    $     4,759
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                    1,007            875
    Amortization of premium on securities                                              173            (19)
    Amortization of core deposit and other intangibles                                 360            148
    Provision for loan and lease losses                                              1,375            940
    Gain on sale or calls of securities                                                (27)           (13)
    Gain on sale of loans                                                             (202)            (4)
    Effect of changes in:
      Accrued interest receivable                                                      142            500
      Other assets                                                                  (4,280)        (1,986)
      Accrued interest and other liabilities                                         2,017           (387)
                                                                               -----------    -----------
           Net cash provided by operating activities                                 6,347          4,813
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of other real estate owned                                      250            307
    Net changes in FHLB, FRB and other securities                                   (1,029)            65
    Purchases of available for sale securities                                     (39,119)       (53,647)
    Proceeds from sales of available for sale securities                            12,722         15,854
    Proceeds from maturities/calls of available for sale securities                 26,134         32,921
    Proceeds from sales of loans                                                    24,827            219
    Net change in interest-bearing deposits at financial institutions                1,596           (669)
    Net changes in loans and leases                                                (66,516)       (22,063)
    Purchases of premises and equipment, net                                        (2,920)        (1,576)
                                                                               -----------    -----------
           Net cash (used in) provided by investing activities                     (44,055)       (28,589)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                        24,383         42,344
    Net change in Federal funds purchased and other borrowed funds                  12,184          3,710
    Cash dividends paid                                                             (1,680)        (2,227)
    Repurchase of common stock                                                        (395)       (15,821)
    Cash received for stock options exercised                                          328            247
    Proceeds from Company obligated mandatorily redeemable cumulative
      preferred securities of subsidiary grantor trusts                                            10,000
    Compensation expense on stock options/grants                                       311             85
                                                                               -----------    -----------
           Net cash provided by financing activities                                35,131         38,338
                                                                               -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                               (2,577)        14,562
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      46,375         28,728
                                                                               -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $    43,798    $    43,290
                                                                               ===========    ===========

ADDITIONAL INFORMATION:
    Cash paid during the period for:
    Interest                                                                   $     7,999    $    11,899
                                                                               ===========    ===========
    Income taxes                                                               $     4,706    $     3,431
                                                                               ===========    ===========
    Transfer of foreclosed loans and leases from loans and leases receivable
      To other real estate owned                                               $        68    $       274
                                                                               ===========    ===========
Noncash investing and financing activities
    Transfer of investment securities from held to maturity to
    available for Sale                                                         $        --    $    25,471
                                                                               ===========    ===========

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2002.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (North Valley Bank ("NVB"), Six Rivers Bank ("SRB"), North Valley Capital Trust 1, North Valley Trading Company, which is inactive, and Bank Processing, Inc. ("BPI") a California corporation). Significant intercompany items and transactions have been eliminated in consolidation.

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


NOTE B - SECURITIES

At September 30, 2002 and December 31, 2001, the amortized cost of securities and their approximate fair value were as follows:

    (in thousands)                                             Gross           Gross          Carrying
                                              Amortized      Unrealized      Unrealized        Amount
    Available for sale securities:               Cost          Gains           Losses       (Fair Value)
                                             ------------   ------------    ------------    ------------
     September 30, 2002
       Securities of U.S. government
         Agencies and corporations           $      1,997   $         24                    $      2,021
       Obligations of states and political
         Subdivisions                              24,398          2,183                          26,581
       Mortgage backed securities                  75,078          1,596    $       (231)         76,443
       Corporate securities                         8,982          1,081                          10,063
       Other securities                                88                             (5)             83
                                             ------------   ------------    ------------    ------------
                                             $    110,543   $      4,884    $       (236)   $    115,191
                                             ============   ============    ============    ============

     December 31, 2001
       Securities of U.S. government
         Agencies and corporations           $      1,991   $         78                    $      2,069
       Obligations of states and political
         Subdivisions                              28,085          1,074    $       (254)         28,905
       Mortgage backed securities                  70,331            601             (81)         70,851
       Corporate securities                         9,946             20            (241)          9,725
       Other securities                                88                            (12)             76
                                             ------------   ------------    ------------    ------------
                                             $    110,441   $      1,773    $       (588)   $    111,626
                                             ============   ============    ============    ============

                                              Carrying
                                               Amount         Gross          Gross
                                             (Amortized     Unrealized     Unrealized
    Held to maturity securities:                Cost)         Gains          Losses       Fair Value
                                            ------------   ------------   ------------   ------------
     September 30, 2002
     ------------------
       Obligation of states and political
         Subdivisions                       $      1,455   $        457   $         --   $      1,912
                                            ============   ============   ============   ============


                                              Carrying
                                               Amount         Gross          Gross
                                             (Amortized     Unrealized     Unrealized
    Held to maturity securities:                Cost)         Gains          Losses       Fair Value
                                            ------------   ------------   ------------   ------------
     December 31, 2001
     -----------------
       Obligation of states and political
         Subdivisions                       $      1,455   $        486   $         --   $      1,941
                                            ============   ============   ============   ============


         Gross realized gains on sales or calls of available-for-sale securities were $43,000 for the three months ended September 30, 2002 and $11,000 for the three and nine months ended September 30, 2001. Gross realized losses on sales or calls of available-for-sale securities were $29,000 for the three months ended September 30, 2002. There were no gross realized losses on sale of available for sale securities for the three months ended September 30, 2002.

         There were no gross realized gains or losses on calls of held to maturity securities for the three and nine months ended September 30, 2002 and 2001.

         Scheduled maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost of approximately $88,000 and a fair value of approximately $83,000) at September 30, 2002, are shown below (in thousands). The Company invests in mortgage backed securities ("MBSs") issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association. Actual maturities of MBSs and other securities may differ from contractual maturities because borrowers have the right to prepay mortgages without penalty or call obligations with or without call penalties. The Company uses the "Wall Street" consensus average life at the time the security is purchased to schedule maturities of these MBSs and adjusts scheduled maturities periodically based upon changes in the Wall Street estimates.

                                               Held to Maturity          Available for Sale
                                                  Securities                 Securities
                                          -------------------------   -------------------------
                                           Amortized
                                              Cost                                   Fair Value
                                           (Carrying                   Amortized     (Carrying
                                             Amount)     Fair Value      Cost          Amount)
                                          -----------   -----------   -----------   -----------
     Due in 1 year or less                                            $    19,289   $    19,985
     Due after 1 year through 5 years                                      34,192        36,307
     Due after 5 years through 10 years                                    13,360        14,220
     Due after 10 years                   $     1,455   $     1,912        43,614        44,596
                                          -----------   -----------   -----------   -----------

                                          $     1,455   $     1,912   $   110,455   $   115,108
                                          ===========   ===========   ===========   ===========

         At September 30, 2002 and December 31, 2001 securities having fair value amounts of approximately $53,701,000 and $39,185,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

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

                                                      Nine months ended           Three months ended
                                                         September 30,                September 30,
                                                   -------------------------   -------------------------
(in thousands)                                        2002           2001          2002          2001
                                                   -----------   -----------   -----------   -----------
Net income                                         $     5,782   $     4,759   $     2,126   $     1,689
Other comprehensive income:
  Holding gain (loss) arising during period, net
     of reclassification adjustment and tax              2,065         1,761         1,302           811
                                                   -----------   -----------   -----------   -----------

Total comprehensive income                         $     7,847   $     6,520   $     3,428   $     2,500
                                                   ===========   ===========   ===========   ===========


NOTE D - EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the nine and three month periods ended September 30, 2002 and 2001 is reconciled as follows:

                                                Nine months ended          Three months ended
                                                   September 30,               September 30,
                                             -------------------------   -------------------------
(In thousands except earnings per share)         2002          2001          2002          2001
                                             -----------   -----------   -----------   -----------
Calculation of Basic Earnings Per Share

Numerator - net income                       $     5,782   $     4,759   $     2,126   $     1,689
Denominator - weighted average common
     Shares outstanding                            4,670         5,537         4,622         5,054
                                             -----------   -----------   -----------   -----------

Basic Earnings Per Share                     $      1.24   $      0.86   $      0.46   $      0.33
                                             ===========   ===========   ===========   ===========


Calculation of Diluted Earnings Per Share

Numerator - net income                       $     5,782   $     4,759   $     2,126   $     1,689
Denominator - weighted average common
     Shares outstanding                            4,670         5,537         4,622         5,054
    Dilutive effect of outstanding options           133           112           210           123
                                             -----------   -----------   -----------   -----------

                                                   4,803         5,649         4,832         5,177
                                             -----------   -----------   -----------   -----------

Diluted Earnings Per Share                   $      1.20   $      0.84   $      0.44   $      0.33
                                             ===========   ===========   ===========   ===========

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

         The Company derives a majority of its revenues from interest income and the chief operating decision maker relies primarily on net interest income and non-interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the total revenues for the segments reported below consists of net interest income plus noninterest income for the nine months ended September 30, 2002 and 2001.

         The Company does not have operating segments other than those reported. Parent company financial information is included in the Other category in the disclosures below along with the activity of BPI and North Valley Trading Co. and represents the Company's Other operating segment.

         The Company does not have a single external customer from which it derives 10 percent or more of its revenues and operates in one geographical area.

         Information about reportable segments, and reconciliation of such information to the condensed consolidated financial statements as of and for the nine month periods ended September 30, follows:

     Nine months ended:                            NVB          SRB         Other          Total
                                                ----------   ----------   ----------    ----------
     September 30, 2002:
     Total revenues                             $   24,942   $   10,598   $      348    $   35,888
     Net income (loss)                          $    5,251   $    1,097   $     (566)   $    5,782
     Interest income                            $   20,194   $    9,044   $       --    $   29,238
     Interest expense                           $    4,243   $    2,516   $      762    $    7,521
     Depreciation and amortization              $      712   $      646   $       55    $    1,413
     Provision for loan and lease losses        $    1,215   $      160   $       --    $    1,375
     Total assets                               $  422,374   $  215,529   $    2,065    $  639,968

     September 30, 2001:

     Total revenues                             $   24,045   $   11,683   $      279    $   36,007
     Net income (loss)                          $    4,312   $      943   $     (496)   $    4,759
     Interest income                            $   19,644   $   10,266   $       27    $   29,937
     Interest expense                           $    7,630   $    4,193   $      211    $   12,034
     Depreciation and amortization              $      642   $      350   $       12    $    1,004
     Provision for loan and lease losses        $      660   $      280   $       --    $      940
     Total assets                               $  381,196   $  200,772   $    2,724    $  584,692


NOTE F - STOCK REPURCHASE PROGRAM

         The Board of Directors of the Company has authorized a stock repurchase program under which repurchases will be made from time to time by the Company, in compliance with Securities and Exchange Commission rules, to a level as authorized by the Board. On July 31, 2002, the Board of Directors authorized a new common stock repurchase program. The program calls for the repurchase of up to 3.0% of the Company's outstanding shares, or approximately 140,000 shares, based on approximately 4,665,000 shares outstanding as of the date of the announcement. Under this latest program, a total of 10,600 shares have been repurchased for total consideration of $176,545. This repurchase program is the fifth such plan announced since May of 2001. Pursuant to these five repurchase plans, a total of 1,218,100 shares of common stock were repurchased by the Company.

NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

         Effective June 2001 the Financial Accounting Standards Board ("FASB") approved for issuance he Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" which addresses the elimination of pooling accounting treatment in business combinations and the financial accounting and reporting for acquired goodwill and other intangible assets at acquisition and SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No. 141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements effective January 1, 2002 the Company adopted SFAS No. 142. The adoption of this statement did not have any impact on the Company's consolidated financial position, results of operations, or cash flows as the Company had no goodwill as of January 1, 2002 and all of the Company's intangible assets have finite lives and are continuing to be amortized.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

         The FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in July, 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 replaces Issue 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. In management's opinion, the adoption of this statement will not have a material impact on the Company's financial position or results of its operations.

On October 1, 2002, the FASB issued FASB Statement No. 147, Acquisitions of Certain Financial Institutions. This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises (the Board has a separate project on its agenda that will provide guidance on the accounting for transactions between mutual enterprises).

The provisions of Statement 147 reflect the following conclusions:

         The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in Statement 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of that Statement.

         Financial institutions meeting conditions outlined in Statement 147 will be required to restate previously issued financial statements. The objective of that restatement requirement is to present the balance sheet and income statement as if the amount accounted for under Statement 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date Statement 142 was initially applied. (For example, a financial institution that adopted Statement 142 on January 1, 2002, would retroactively reclassify the unidentifiable intangible asset to goodwill as of that date and restate previously issued income statements to remove the amortization expense recognized in 2002). Those transition provisions are effective on October 1, 2002; however, early application is permitted.

         The scope of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

The adoption of Statement No. 147 is not expected to have a material effect on the Company's consolidated financial statements.

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

         Our allowance for loan and lease losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses and therefore this estimate could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, expected cash flows and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances including model imprecision. For further information regarding our allowance for credit losses, see "Allowance for Loan and Lease Losses" on page 15.

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


Earnings Summary
----------------

                                              Nine months ended              Three months ended
                                                 September 30,                  September 30,
                                           --------------------------    --------------------------
(in thousands except per share amounts         2002           2001           2002           2001
                                           -----------    -----------    -----------    -----------
Net interest income                        $    21,718    $    17,903    $     7,594    $     6,353
Provision for loan and lease losses              1,375            940            380            420
Noninterest income                               6,649          6,070          2,217          2,055
Noninterest expense                             18,256         16,139          6,154          5,526
Provision for income taxes                       2,954          2,135          1,151            773
                                           -----------    -----------    -----------    -----------
Net income                                 $     5,782    $     4,759    $     2,126    $     1,689
                                           ===========    ===========    ===========    ===========

Earnings Per Share
    Basic                                  $      1.24    $      0.86    $      0.46    $      0.33
    Diluted                                $      1.20    $      0.84    $      0.44    $      0.33

Annualized Return on Average Assets               1.27%          1.16%          1.36%          1.17%
Annualized Return on Average Equity              17.06%         11.91%         17.90%         13.75%

         The Company's consolidated net income for the nine months ended September 30, 2002 was $5,782,000, or $1.20 per diluted share, compared to $4,759,000, or $0.84 diluted earnings per share for the same period in 2001. Return on average assets was 1.27% and return on average equity was 17.06% for the nine months ended September 30, 2002 improving over the 1.16% and 11.91% for the same period in 2001. Net income for the three months ended September 30, 2002 was $2,126,000 or $0.44 per diluted share, compared to $1,689,000 or $0.33 per diluted share for the same period in 2001. Return on average assets was 1.36% and return on average equity was 17.90% for the three months ended September 30, 2002 improving from 1.17% and 13.75% for the same period in 2001.

         There were no merger and integration expenses for the nine months ended September 30, 2002. Merger and integration expenses were $358,000 on a pre-tax basis and $245,000 on an after-tax basis for the nine months ended September 30, 2001. Excluding this nonrecurring item, core net income, which represents net income excluding merger and integration charges and other non-recurring income, on a tax effected basis, for the nine months ended September 30, 2001 was $5,004,000 or $0.89 per diluted share.

         For the nine months ended September 30, 2002, the Company added to its allowance for loan and lease losses through a provision charged to earnings of $1,375,000. This compares to $940,000 for the same period in 2001. The increased level of provision is due primarily to recent loan growth in the portfolio as well as an increase in the level of non-performing loans. Management believes that the current level of allowance for loan and lease losses as of September 30, 2002 of $6,466,000 or 1.48% of total loans and leases is adequate at this time. The allowance for loan and lease losses was $5,786,000 or 1.46% of total loans and leases at December 31, 2001. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses" on page 15.


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

          The following table is a summary of the Company's net interest income presented on a fully taxable equivalent (FTE) basis, for tax-exempt investments included in earning assets, for the periods indicated:

                                          Nine months ended          Three months ended
                                             September 30,              September 30,
                                      -------------------------   -------------------------
(In thousands)                            2002          2001          2002          2001
                                      -----------   -----------   -----------   -----------
Interest income                       $    29,239   $    29,937   $     9,853   $    10,193
Less: Interest expense                      7,521        12,034         2,259         3,840
FTE adjustment                                589           620           196           202
                                      -----------   -----------   -----------   -----------
Net interest income (FTE)             $    22,306   $    18,523   $     7,790   $     6,555
                                      ===========   ===========   ===========   ===========

         Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The increase in net interest income (FTE) for the three-and nine month periods ended September 30, 2002 resulted primarily from the decreasing rates paid on interest-bearing liabilities as well as the growth in average earning assets, which was offset by lower yields on those assets. During 2001, the Federal Reserve Bank Board reduced short-term interest rates by 475 basis points. Management has thus far been able to effectively manage the net interest margin during the dramatic change in rates due to its diversified balance sheet and proactive management of the investment portfolio. While average interest earning assets for the nine months ended September 30, 2002 increased by $51,540,000 or 10.4% from the same period last year, yields on average earning assets decreased 94 basis points from 8.24% to 7.30%. Average interest bearing liabilities increased by $43,527,000 for the nine months ended September 30, 2002 compared to the same period in 2001 while the average rate paid on those liabilities decreased 168 basis points from 3.88% to 2.20%. Although significant reductions occurred in short term interest rates from 2001 which have been maintained through 2002, the Company's net interest margin (FTE) expanded from 4.99% for the nine month period ended September 30, 2001 to 5.46% for the same period ended September 30, 2002. As a result the net interest spread increased 75 basis points from 4.36% to 5.11%. During the third quarter of 2002, average interest earning assets increased by $69,616,000 from the same period last year, however yields on earning assets decreased by 84 basis points. During the third quarter of 2002, average interest bearing liabilities increased to $460,589,000 from $435,688,000 for the same period in 2001 while the average rate paid on those liabilities decreased by 155 basis points. The effect of the above resulted in an increase in the net interest margins for both the three and nine months periods ended September 30, 2002 of 51 basis points and 46 basis points, respectively, compared to 2001 as shown below.

          The following table is a summary of the Company's net interest margin
(FTE) for the periods indicated:

                                                 Nine Months Ended          Three Months Ended
                                                    September 30,              September 30,
                                                ---------------------      ---------------------
                                                 2002           2001        2002           2001
                                                ------         ------      ------         ------
Yield on earning assets                           7.30%          8.24%       7.16%          8.00%
Rate paid on interest-bearing liabilities         2.20%          3.88%       1.95%          3.50%
                                                ------         ------      ------         ------
  Net interest spread                             5.10%          4.36%       5.21%          4.50%
                                                ======         ======      ======         ======
  Net interest margin                             5.46%          4.99%       5.55%          5.04%
                                                ======         ======      ======         ======

Noninterest Income
------------------

         The following table is a summary of the Company's noninterest income for the periods indicated:

Noninterest Income                                 Nine Months Ended           Three Months Ended
                                                      September 30,               September 30,
                                                -------------------------   -------------------------
   (In thousands)                                  2002          2001          2002          2001
                                                -----------   -----------   -----------   -----------
  Service charges on deposit accounts                 4,643         4,237         1,622         1,398
  Other fees and charges                                469           756            42           210
  Gain (loss) on sale of loans                          202             4           202            --
  Gain on sale or calls of securities                    27            13            14            11
  Other                                               1,308         1,060           337           436
                                                -----------   -----------   -----------   -----------
Total noninterest income                        $     6,649   $     6,070   $     2,217   $     2,055
                                                ===========   ===========   ===========   ===========

         Non-interest income increased from $6,070,000 for the nine months ended September 30, 2001 to $6,649,000 for the same period in 2002. Service charges on deposits increased to $4,643,000 for the nine months ended September 30, 2002 from $4,237,000 for the same period in 2001, an increase of $406,000 or 9.6%. The increase in service charges was due to the continued success of the Company's "Positively Free Checking" program, a Company-wide deposit-gathering promotion that began in March of 2000 at NVB and in October of 2000 at SRB. The increase in service charge income was offset by a decrease in other fees and charges of $287,000 offset by an increase in other income of $248,000. The decrease in other fees was due to the termination of a data processing contract between BPI and a local financial institution in addition to a decrease in mortgage servicing income. The increase in other income was primarily due to the increase of $133,000 over the same period in 2001 in earnings on life insurance holdings which were purchased to fund the Company's salary continuation plan.

         During the third quarter of 2002, the Company began to sell new production conforming first trust deed mortgage loans into the secondary market and retaining the servicing on these loans. This is part of a strategy to maintain a consistent, beneficial mix within the loan portfolio while also maintaining a relatively shorter duration within the loan portfolio due to the current low interest rate environment. While this strategy may serve to slightly reduce the overall yield on earning assets, the benefit is that when rates do start to move back up, the Company will be in a better position to respond to rate changes and maintain a consistent net interest margin. This strategy also provided $202,000 in gains on loan sales for the three- and nine month periods ended September 30, 2002 as compared $4,000 and $0 in the same periods in 2001.

         For the quarter ended September 30, 2002, noninterest income increased to $2,217,000 compared to $2,055,000 for the same period in 2001. Service charges on deposits, other fees and other income all experienced the same trends as those described above in the changes in the nine month period ended September 30, 2002 and 2001.

Noninterest Expense
-------------------

         The following table is a summary of the Company's noninterest expense for the periods indicated:

Noninterest Expense                      Nine Months Ended           Three Months Ended
                                            September 30,               September 30,
                                      -------------------------   -------------------------
(In thousands)                            2002          2001          2002          2001
                                      -----------   -----------   -----------   -----------
Salaries & employee benefits          $     9,289   $     8,279   $     3,082   $     2,960
Merger & acquisition expense                   --           358            --            --
Equipment expense                           1,330         1,007           485           334
Occupancy expense                           1,142           928           361           295
Marketing                                     806           901           259           291
Data processing expenses                      178           277            35            85
ATM expense                                   678           420           240           133
Printing & supplies                           447           415           173           130
Postage                                       418           372           151           127
Messenger expense                             278           206            77            68
Professional services                         698           499           220           193
Other                                       2,992         2,477         1,071           910
                                      -----------   -----------   -----------   -----------
     Total Noninterest expense        $    18,256   $    16,139   $     6,154   $     5,526
                                      ===========   ===========   ===========   ===========

         Noninterest expense totaled $18,256,000 for the nine-month period ended September 30, 2002, compared to $16,139,000 for the same period in 2001. Salaries and benefits increased by $1,010,000 or 12.2% to $9,289,000 for the nine months ended September 30, 2002 compared to $8,279,000 for the same period in 2001. The increase in salary expense was due to regular merit increases, new employees associated with two new branch facilities, and an increase in compensation expense of $225,000 related to stock options granted to Directors at below market value. Equipment expense and occupancy expense increased for both three- and nine month periods ended September 30, 2002 due to the opening of two new branches, one in August of 2001 and the new Churn Creek branch of NVB which opened in August of 2002. All other expense categories combined totaled $6,495,000 for the nine months ended September 30, 2002 compared to $5,925,000 for the same period in 2001, an increase of $570,000 or 10.8%. Other significant changes were ATM expense and professional services which increased for both the three- and nine month periods ended September 30, 2002 compared to the same periods in 2001. The Company's efficiency ratio for the first nine months of 2002 was 64.4%, slightly better than the 67.3% efficiency ratio achieved for the first nine months of 2001. For the quarter ended September 30, 2002 the Company's efficiency ratio was 62.7% compared to 65.7% achieved in the third quarter of 2001.

Income Taxes
------------

         The provision for income taxes for the nine months ended September 30, 2002 was $2,954,000 as compared to $2,136,000 for the same period in 2001. The effective income tax rate for state and federal income taxes was 33.8% for the nine months ended September 30, 2002 compared to 31.0 % for the same period in 2001. The increase in the effective tax rate was due to a decrease in the Company's tax-exempt income relative to total revenues. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company's investment in municipal securities and life insurance policies whose income is exempt from Federal taxes.

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

         At September 30, 2002, the recorded investment in loans and leases for which impairment has been recognized was approximately $1,437,000 with a related valuation allowance which is included in the specific allowance of $284,000. For the period ended September 30, 2002 the average recorded investment in loans and leases for which impairment has been recognized was approximately $963,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $22,000 for cash payments received in 2002.

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

         Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or when a loan becomes contractually past due by 90 days or more with respect to interest or principal (except that when management believes a loan is well secured and in the process of collection, interest accruals are continued on loans deemed by management to be fully collectible). When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The increase in nonperforming loans was primarily due to the addition of four nonperforming single-family residential loans, which are all in the process of collection.

         Non-performing assets at September 30, 2002, and December 31, 2001, are summarized as follows:

                                                         September 30,   December 31,
                                                             2002           2001
                                                          -----------    -----------
Nonaccrual loans and leases                               $     1,437    $       867
Loans and leases 90 days past due and still accruing
   interest                                                     1,158            848
                                                          -----------    -----------

Total nonperforming loans and leases                            2,595          1,715
Other real estate owned                                           105            287
                                                          -----------    -----------

Total nonperforming assets                                $     2,700    $     2,002
                                                          ===========    ===========

Nonaccrual loans and leases to total gross loans and
   leases                                                        0.33%          0.22%

Nonperforming loans and leases to total gross loans
   and leases                                                    0.59%          0.43%

Total nonperforming assets to total assets                       0.42%          0.34%

Allowance for Loan and Lease Losses
-----------------------------------


         A summary of the allowance for loan and lease losses at September 30, 2002, September 30, 2001 and December 31, 2001, is as follows:

                                                               September 30,   September 30,
(In thousands)                                                     2002            2001
                                                               ------------    ------------
Balance beginning of period                                    $      5,786    $      4,964
Provision for loan and lease losses                                   1,375             940
Net charge offs                                                         695             375
                                                               ------------    ------------

Balance end of period                                          $      6,466    $      5,529
                                                               ============    ============

Allowance for loan and lease losses to nonaccrual loans and
    leases                                                           449.97%       1,082.00%
Allowance for loan and lease losses to nonperforming loans
    and leases                                                       249.17%         404.76%
Allowance for loan and lease losses to total gross loans and
    leases                                                             1.48%           1.46%
Ratio of net charge-offs to average loans and leases
    outstanding (annualized)                                            .22%           0.13%

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

           3.   Unallocated Allowance

         The Company maintains an unallocated loan and lease loss allowance that is based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated in connection with the unallocated allowance at September 30, 2002 included the following, which existed at the balance sheet date:

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

           o Loan volumes and concentrations, including trends in past due and nonperforming loans

           o   Seasoning of the loan portfolio

           o   Status of the current business cycle

           o   Specific industry or market conditions within portfolio segments

           o   Model imprecision

    At September 30, 2002, the allowance for loan losses was comprised of $5,553,000 in formula and specific allowances and $913,000 in unallocated allowance. The $5,553,000 in formula and specific allowances reflects management's estimate of the inherent loss in various pools or segments in the portfolio, and includes adjustments for general economic conditions, trends in the portfolio, changes in the mix of the portfolio and the level of formula allowance is consistent from 2001 to 2002.

    The $913,000 in unallocated allowance at September 30, 2002, reflects a decrease from $1,216,000 at December 31, 2001 due to the Company's consideration of the following factors, as well as more general factors including the slowing economy, increased layoffs and unemployment, and consumer and business reactions to the events of September 11, 2001:

o The recent potential adverse effects of a decline in tourism impacting the hospitality industry that is a significant component of the economies within our service area;
o    Slight increases in local unemployment and personal bankruptcies;
o Continued changes in the mix of our loan portfolio toward increased emphasis on commercial business and real estate lending.

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

Liquidity
---------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $13,500,000 as of September 30, 2002 were available to provide liquidity. In addition, NVB and SRB are both members of the Federal Home Loan Bank ("FHLB") System providing additional borrowing capacity of $82,652,000 secured by certain loans and investment securities as of September 30, 2002. The Company also has a line of credit with Federal Reserve Bank ("FRB") of $7,924,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of September 30, 2002, borrowings consisted of $32,500,000 in medium-term FHLB advances, long-term borrowings of $331,000 were outstanding with the FHLB, $363,000 was outstanding with the FRB under the Treasury, Tax, and Loan program and $10,000,000 was outstanding in the form of Company obligated mandatorily redeemable cumulative trust preferred securities.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $161,337,000 and $161,745,000 (or 25.2% and 27.1% of total assets) at September 30, 2002 and December 31, 2001, respectively. Total liquid assets for September 30, 2002 and December 31, 2001 include investment securities of $1,455,000 classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $489,711,000 and $460,054,000 at September 30, 2002 and December 31, 2001, respectively.

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

         The hypothetical impact of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. This exercise is valuable in identifying risk exposures. The results for the Company's most recent simulation analysis indicate that the Company's net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of December 31, 2001.

         For this simulation analysis, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk.

Segment Discussion
------------------

         Management recognizes that each of the subsidiary banks operate in a different market and also have unique operating challenges. NVB operates more profitably than does SRB. This is due to the operating history and infrastructure of SRB. Since the merger with SRB in October 2000, management has been focused on making SRB a more efficient organization and has had some success in making SRB more profitable. Although total revenues at SRB are down for the first nine months of 2002 as compared to the same period in 2001, net income is up from $943,000 in 2001 to $1,097,000 in 2002, a 16.3% increase.

Financial Condition as of September 30, 2002 As Compared to December 31, 2001
-----------------------------------------------------------------------------

         Total assets at September 30, 2002, were $639,968,000, compared to December 31, 2001 assets of $594,973,000. Investment securities and federal funds sold totaled $128,846,000 at September 30, 2002, compared to $132,881,000 at December 31, 2001.

         Net loans and leases, the Company's major component of earning assets increased during the first nine months of 2002 to $431,470,000 at September 30, 2002 from $391,022,000 at December 31, 2001. The Company's average loan to deposit ratio was 80.0% for the nine months ended September 30, 2001 and 77.8% for the nine months ended September 30, 2002.

         Total deposits increased to $538,661,000 at September 30, 2002 compared to $514,278,000 at December 31, 2001 with an increase in noninterest-bearing deposits of $11,563,000, an increase in interest-bearing checking of $11,157,000, an increase in savings of $24,481,000 and a decrease in time deposits of $22,813,000. The decrease in time certificates is primarily due to the low rate environment in which customers are more inclined to keep their deposits in shorter duration instruments. The increase in demand and interest bearing demand balances is attributed to the success of the "Positively Free Checking" program. This change in the deposit mix from December 31, 2001 had a positive effect on the Company's cost of funds, which was reduced from 3.88% for the nine months ended September 30, 2001 to 2.20% for the nine months ended September 30, 2002.

         The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as very positive because it limits the Company's ability to earn a high rate of return on shareholders equity (ROE). Stockholders' equity increased to $50,089,000 as of September 30, 2002, as compared to $43,678,000 at December 31, 2001. The increase was primarily as a result of the net income of $5,782,000, an increase in the unrealized gain on available for sale of securities of $2,065,000, the effect of stock options exercised of $328,000, and compensation expenses recorded on stock options and grants of $311,000 offset by cash dividends of $1,680,000, and the stock repurchase of $125,000. Under current regulations, the management believes that the Company meets all capital adequacy requirements and both of the Company's subsidiary banks were considered well capitalized at September 30, 2002 and December 31, 2001.

The Company's and the Bank's capital amounts (in thousands) risk-based capital ratios are presented below.

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                     For Capital             Prompt Corrective
                                             Actual               Adequacy Purposes          Action Provisions
                                    -----------------------    -----------------------    -----------------------
                                                                Minimum       Minimum      Minimum       Minimum
                                      Amount        Ratio        Amount        Ratio        Amount        Ratio
    Company                         -----------   ---------    -----------   ---------    -----------   ---------
    As of September 30, 2002:
      Total capital
        (to risk weighted assets)   $    60,191       12.67%   $    37,995        8.00%           N/A         N/A
      Tier I capital
        (to risk weighted assets)   $    54,248       11.42%   $    18,997        4.00%           N/A         N/A
      Tier I capital
        (to average assets)         $    54,248        8.81%   $    24,632        4.00%           N/A         N/A

    As of December 31, 2001:
      Total capital
        (to risk weighted assets)   $    54,959       12.82%   $    34,285        8.00%           N/A         N/A
      Tier I capital
        (to risk weighted assets)   $    49,587       11.57%   $    17,142        4.00%           N/A         N/A
      Tier I capital
        (to average assets)         $    49,587        8.37%   $    23,701        4.00%           N/A         N/A


    North Valley Bank
    As of September 30, 2002:
      Total capital
        (to risk weighted assets)   $    39,691       12.05%   $    26,351        8.00%   $    32,939       10.00%
      Tier I capital
        (to risk weighted assets)   $    35,867       10.89%   $    13,175        4.00%   $    19,763        6.00%
      Tier I capital
        (to average assets)         $    35,867        8.59%   $    16,695        4.00%   $    20,868        5.00%

    As of December 31, 2001:
      Total capital
        (to risk weighted assets)   $    35,140       11.75%   $    23,920        8.00%   $    29,900       10.00%
      Tier I capital
        (to risk weighted assets)   $    31,913       10.67%   $    11,960        4.00%   $    17,940        6.00%
      Tier I capital
        (to average assets)         $    31,913        8.13%   $    15,698        4.00%   $    19,622        5.00%

    Six Rivers Bank
    As of September 30, 2002:
      Total capital
        (to risk weighted assets)   $    19,110       13.36    $    11,447        8.00%   $    14,308       10.00%
      Tier I capital
        (to risk weighted assets)   $    17,311       12.10%   $     5,723        4.00%   $     8,585        6.00%
      Tier I capital
        (to average assets)         $    17,311        8.84%   $     7,832        4.00%   $     9,790        5.00%

    As of December 31, 2001:
      Total capital
        (to risk weighted assets)   $    18,166       14.17%   $    10,258        8.00%   $    12,822       10.00%
      Tier I capital
        (to risk weighted assets)   $    16,551       12.91%   $     5,129        4.00%   $     7,693        6.00%
      Tier I capital
        (to average assets)         $    16,551        8.35%   $     7,932        4.00%   $     9,914        5.00%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         In Management's opinion there has not been a material change in the Company's market risk profile for the nine months ended September 30, 2002 compared to December 31, 2001.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

         Within the 90 days prior to the date of filing this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined in Rule 13(a)-14(c)) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above in Item 4.


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

         Not applicable

Item 5. Other Information

         Not applicable

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits  -

              Exhibit 99.34 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with Respect to the North Valley Bancorp Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002


         (b)  Reports on Form 8-K during the quarter ended September 30, 2002:

              Filed July 19, 2002 - Second Quarter Earnings Announcement Filed August 1, 2002 -Stock Repurchase Plan Announcement


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
--------------------
(Registrant)

Date    November 14, 2002
        -----------------


By: /s/ MICHAEL J. CUSHMAN
    --------------------------------------------------
    Michael J. Cushman
    President & Chief Executive Officer

    /s/ EDWARD J. CZAJKA
    --------------------------------------------------
    Edward J. Czajka
    Executive Vice President & Chief Financial Officer

CERTIFICATIONS*

I, Michael J. Cushman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of North Valley Bancorp (the Registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002


/s/ MICHAEL J. CUSHMAN
----------------------------------
Michael J. Cushman
President, Chief Executive Officer
(Principal Financial Officer)

CERTIFICATIONS*

I, Edward J. Czajka, certify that:

1. I have reviewed this quarterly report on Form 10-Q of North Valley Bancorp (the Registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002


/s/ EDWARD J. CZAJKA
--------------------------------------------------
Edward J. Czajka
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)