Form 10-K
period 2002-12-31
NORTH VALLEY BANCORP
filed 2003-03-31
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                     .
                               ----------------    --------------------

Commission file number 0-10652
                       -------


                              NORTH VALLEY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              California                                 94-2751350
    ---------------------------------                ------------------
     (State or other jurisdiction                      (IRS Employer
    of incorporation or organization)                Identification No.)


                300 Park Marina Circle, Redding, California 96001
                -------------------------------------------------
               (Address of principal executive offices) (Zip code)


Registrant's telephone number, including area code (530) 226 2900
                                                   --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was 67,102,000 as of June 28, 2002.

The number of shares outstanding of common stock as of March 24, 2003, were 4,615,728.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

TABLE OF CONTENTS
-------------------

Part I
------
Item 1     Description of Business                                            3

Item 2     Description of Properties                                         23

Item 3     Legal Proceedings                                                 23

Item 4     Submission of Matters to a Vote of Security Holders               24

Part II
-------

Item 5     Market for Registrant's Common Equity and Related
            Stockholders Matters                                             24

Item 6     Selected Financial Data                                           25

Item 7     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        26

Item 7A    Quantitative and Qualitative Disclosures About Market Risk        38

Item 8     Financial Statements and Supplementary Data                       38

Item 9     Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure                                         39

Part III
--------

Item 10    Directors and Executive Officers of the Registrant;               39

Item 11    Executive Compensation                                            39

Item 12    Security Ownership of Certain Beneficial Owners and Management    39

Item 13    Certain Relationships and Related Transactions                    40

Item 14    Controls and Procedures                                           40

Part IV
-------

Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K   42

           Financial Statements                                              46

           Signatures                                                        76

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

         Certain statements in this Annual Report on Form 10-K (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Shasta County; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; the California power crisis; the U.S. "war on terrorism" and military action by the U.S. in the Middle East, and changes in the securities markets. Therefore, the information set forth herein should be carefully considered when evaluating the business prospects of the Company and its subsidiaries. See also "Certain Additional Business Risks" on pages 24 through 25 herein, and other risk factors discussed elsewhere in this Report.

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

         At December 31, 2002, the Company had approximately 364 employees, (which includes 343 full-time equivalent employees). None of the Company's employees are represented by a union and management believes that relations with employees are good.

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

         NVB operates fourteen banking offices in Shasta and Trinity Counties, for which it has received all of the requisite regulatory approvals. The headquarters office in Redding opened in February 1973. In October 1973, NVB opened its Weaverville Office; in October 1974, its Hayfork Office; in January 1978, its Anderson Office; and in September 1979, its Enterprise Office (East Redding). On December 20, 1982, NVB acquired the assets of two branches of the Bank of California: one located in Shasta Lake and the other in Redding, California. On June 1, 1985, NVB opened its Westwood Village Office in South Redding. On November 27, 1995, NVB opened a branch located in Palo Cedro, California. On October 14, 1997, NVB opened a branch located in Shasta Lake, California. NVB opened two super-market branches in 1998 located in Cottonwood, California, on January 20, 1998, and Redding, California, on September 8, 1998. On May 11, 1998, NVB opened a Business Banking Center in Redding, California, to provide banking services to business and professional clients. On August 13, 2001, the Business Banking Center, North Valley Bancorp Securities and the

Company's Administrative offices moved to a new location at 300 Park Marina Drive in Redding, California. On August 5, 2002, NVB opened an Express Banking Center located at 2245 Churn Creek Road in Redding.

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

         BPI is currently processing daily applications for the Company where entries are captured and files updated by the "Information Technology, Inc.,
(ITI) banking system," which includes: Demand Deposits (DDA), Savings Deposits
(SAV), Central Information Files (CIF), Mortgage Loans/Installment Loans/Commercial Loans (LAS), Individual Retirement Accounts (IRA), and Financial Information Statements, i.e., General Ledger (FMS). These data processing activities do not involve providing hardware or software to banking clients.

         At December 31, 2002, BPI had cash on-hand of approximately $237,000.

         North Valley Capital Trust 1 is a Delaware business trust wholly-owned by the Company and formed in 2001 for the exclusive purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities of Subsidiary Grantor Trust holding solely junior subordinated debentures.

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

                                                2002                              2001                             2000
                                 --------------------------------   --------------------------------  -----------------------------
                                  Average                            Average                           Average
                                  Balance     Interest      Rate     Balance     Interest      Rate    Balance    Interest    Rate
                                 ---------   ---------    -------   ---------   ---------    -------  ---------  ---------  -------
 Assets
 Federal funds sold              $  22,504   $     346       1.54%  $  20,814   $     674       3.24% $  14,330  $     855     5.97%
 Investments:
    Taxable securities              76,930       4,200       5.46%     71,045       4,715       6.64%    82,812      5,604     6.77%
    Non-taxable securities(1)       26,756       2,312       8.64%     27,594       2,468       8.94%    30,937      2,739     8.85%

    FHLB & FRB stock                 3,312          49       1.48%      2,000          47       2.35%     2,670        179     6.69%
    Interest bearing deposits
     in other financial
     institutions                      737          43       5.83%      2,072          73       3.52%     6,680        418     6.26%
                                 ---------   ---------    -------   ---------   ---------    -------  ---------  ---------  -------
 Total investments                 107,735       6,603       6.11%    102,711       7,303       7.11%   123,099      8,940     7.26%

 Total loans and leases (2)(3)     424,272      32,738       7.72%    378,190      32,671       8.64%   342,831     31,076     9.06%
                                 ---------   ---------    -------   ---------   ---------    -------  ---------  ---------  -------
 Total interest-earning
   assets/interest income          554,511   $  39,687       7.15%    501,715   $  40,648       8.10%   480,260  $  40,871     8.51%

 Non-earning assets                 71,656                             66,422                            56,289
 Allowance for loan and
   Lease losses                     (6,256)                            (5,335)                           (5,743)
                                 ---------                          ---------                         ---------

 Total assets                    $ 619,911                          $ 562,802                         $ 530,806
                                 =========                          =========                         =========
 Liabilities and
   Stockholders' equity

 Transaction accounts            $ 119,081   $   1,008       0.85%  $  94,857   $   1,439       1.52% $ $85,220  $   1,478     1.73%
 Savings and  money market         131,354       1,536       1.17%    108,986       2,650       2.43%   108,411      3,608     3.33%
 Time deposits                     177,775       5,293       2.98%    202,721      10,463       5.16%   190,335     10,511     5.52%
 Other borrowed funds               37,852       1,955       5.17%     15,106         923       6.12%     9,901        638     6.44%
                                 ---------   ---------    -------   ---------   ---------    -------  ---------  ---------  -------
 Total interest-bearing
   liabilities/interest
    expense                        466,062       9,792       2.10%    421,670      15,475       3.67%   393,867     16,235     4.12%

 Non-interest bearing
  deposits                         100,567                             83,226                            75,339
 Other liabilities                   6,703                              7,056                             8,540
                                 ---------                          ---------                         ---------

 Total liabilities                 573,332                            511,952                           477,746

 Stockholders' equity               46,579                             50,850                            53,060
                                 ---------                          ---------                         ---------
 Total liabilities and
   stockholders equity           $ 619,911                          $ 562,802                         $ 530,806
                                 =========                          =========                         =========

 Net interest income / spread                $  29,895       5.05%              $  25,173       4.43%            $  24,636     4.39%
                                             =========    =======               =========    =======             =========  =======

Net interest margin (4)                                      5.39%                              5.02%                          5.13%
                                                          =======                            =======                        =======

(1)  Tax-equivalent basis
(2) Loans on nonaccrual status have been included in the computations of average balances.
(3) Includes loan fees of $337 $509 and $327 for the years ended December 31, 2002, 2001 and 2000, respectively
(4) Net interest margin is determined by dividing net interest income by total average interest earning assets.

Rate Volume Analysis of changes in Net Interest Income

     The following table summarizes changes in net interest income resulting from changes in average asset and liability balances (volume) and changes in average interest rates. The change in interest due to both rate and volume has been allocated to the change in volume (in thousands).


                                                   2002 Compared to 2001                     2001 Compared to 2000
                                       ----------------------------------------     ----------------------------------------
                                                                       Total                                        Total
                                         Average        Average       Increase        Average       Average        Increase
                                         Volume          Rate        (Decrease)       Volume         Rate         (Decrease)
                                       ----------     ----------     ----------     ----------     ----------     ----------
Interest income

Interest on fed funds sold             $       26     $     (354)    $     (328)    $      210     $     (391)    $     (181)

Interest on investments:
 Taxable securities                           321           (837)          (516)          (781)          (108)          (889)
 Non-taxable securities                       (72)           (84)          (156)          (299)            28           (271)
 FHLB & FRB stock                              19            (17)             2            (16)          (116)          (132)
 Interest bearing deposits in
  other financial institutions                (78)            48            (30)          (162)          (183)          (345)
                                       ----------     ----------     ----------     ----------     ----------     ----------
Total investments                             190           (890)          (700)        (1,258)          (379)        (1,637)

Interest on loans and leases                3,556         (3,489)            67          3,055         (1,460)         1,595
                                       ----------     ----------     ----------     ----------     ----------     ----------

Total interest income                  $    3,772     $   (4,733)    $     (961)    $    2,007     $   (2,230)    $     (223)
                                       ----------     ----------     ----------     ----------     ----------     ----------
Interest expense

Transaction accounts                   $      205     $     (636)    $     (431)    $      146     $     (185)    $      (39)
Savings and  money market                     262         (1,376)        (1,114)            14           (972)          (958)
Time deposits                                (743)        (4,427)        (5,170)           641           (689)           (48)
Other borrowed funds                        1,175           (144)         1,031            317            (32)           285
                                       ----------     ----------     ----------     ----------     ----------     ----------
Total interest expense                 $      899     $   (6,583)    $   (5,684)    $    1,118     $   (1,878)    $     (760)
                                       ----------     ----------     ----------     ----------     ----------     ----------

Total change in net interest income    $    2,873     $    1,850     $    4,723     $      889     $     (352)    $      537
                                       ==========     ==========     ==========     ==========     ==========     ==========

Investment Securities:
----------------------

         The Company's policy regarding investments is as follows:

         Trading Securities are carried at fair value. Changes in fair value are included in other operating income. The Company did not have any securities classified as trading at December 31, 2002, 2001, and 2000.

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

         At December 31, the amortized cost of securities and their approximate fair value were as follows (in thousands):

                                                                                 Gross          Gross         Carrying
                                                                 Amortized     Unrealized     Unrealized       Amount
                                                                   Cost          Gains          Losses      (Fair Value)
                                                                ----------     ----------     ----------     ----------
         Available for sale securities:

         December 31, 2002
         Securities of U.S. government
          agencies and corporations                             $   11,220     $        9                    $   11,229
         Obligations of states and political subdivisions           23,580          1,138     $      (67)        24,651
          Mortgage backed securities                                59,915          1,108             (4)        61,019
          Corporate securities                                       8,976            520                         9,496
          Other securities                                           4,088                            (8)         4,080
                                                                ----------     ----------     ----------     ----------
                                                                $  107,779          2,775     $      (79)    $  110,475
                                                                ==========     ==========     ==========     ==========
         December 31, 2001
         Securities of U.S. government agencies
          and corporations                                      $    1,991     $       78                    $    2,069
         Obligations of states and political subdivisions           28,085          1,074     $     (254)        28,905
         Mortgage-backed securities                                 70,331            601            (81)        70,851
         Corporate Securities                                        9,946             20           (241)         9,725
         Other Securities                                               88                           (12)            76
                                                                ----------     ----------     ----------     ----------
                                                                $  110,441          1,773     $     (588)    $  111,626
                                                                ==========     ==========     ==========     ==========
         December 31, 2000
         Securities of U.S. government agencies
            and corporations                                    $   26,913     $       42     $     (167)    $   26,788
         Obligations of states and political subdivisions            2,671             21             (1)         2,691
         Mortgage-backed securities                                 42,504            405           (232)        42,677
         Corporate Securities                                        6,338             21           (458)         5,901
         Other Securities                                               88                           (21)            67
                                                                ----------     ----------     ----------     ----------
                                                                $   78,514     $      489     $     (879)    $   78,124
                                                                ==========     ==========     ==========     ==========

                                                                 Carrying
                                                                  Amount         Gross          Gross
                                                                (Amortized     Unrealized     Unrealized
                                                                   Cost)         Gains          Losses       Fair Value
                                                                ----------     ----------     ----------     ----------
         Held to maturity securities

         December 31, 2002
         Obligations of states and political subdivisions       $    1,455     $      388                    $    1,843
                                                                ==========     ==========     ==========     ==========
         December 31, 2001
         Obligations of states and political subdivisions       $    1,455     $      486                    $    1,941
                                                                ==========     ==========     ==========     ==========
         December 31, 2000
         Obligations of states and political subdivisions       $   25,811     $    1,115                    $   26,926
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

         The following table shows estimated fair value of our investment securities (other than equity securities with a fair value of approximately $4,080,000) by year of maturity as of December 31, 2002. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay with or without penalty. Tax-equivalent adjustments have been made in calculating yields on tax exempt securities.

         Maturity Distribution and Yields of Investment Securities (in thousands):

                                                       After One     After Five
                                         Within      Through Five   Through Ten     After Ten
                                        One Year         Years         Years          Years           Total
                                       ----------     ----------     ----------     ----------     ----------
Available for Sale Securities
 Securities of U.S. government
  agencies and corporations            $    1,507     $      504     $    3,000     $    6,218     $   11,229
 Mortgage backed
  Securities                               11,677         16,390             80         32,872         61,019
 Tax-exempt securities                        925          8,596          4,738          9,369         23,628
 Taxable municipal securities                                                            1,023          1,023
 Corporate securities                       1,572          5,330          1,188          1,406          9,496
                                       ----------     ----------     ----------     ----------     ----------
Total securities available for
sale                                   $   15,681     $   30,820     $    9,006     $   50,888     $  106,395
                                       ==========     ==========     ==========     ==========     ==========

Weighted average yield                       4.96%          6.62%          5.40%          4.73%          5.14%
                                       ----------     ----------     ----------     ----------     ----------
Held to Maturity Securities
  Tax-exempt securities                                                             $    1,843     $    1,843
                                                                                    ==========     ==========

Weighted average yield                                                                   10.03%         10.03%

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

         Major classifications of loans and leases at December 31 are summarized as follows (in thousands):

                                                   2002           2001            2000            1999            1998
                                               ----------     -----------     -----------      ----------      ----------
Commercial, financial and agricultural         $  200,629     $   148,412     $   143,658      $  130,606      $  123,591
Real estate - construction                         25,388           9,764           4,794           4,049           9,084
Real estate - mortgage(1)                         104,590         109,830         100,937          82,202          89,865
Installment                                        87,710         113,970         105,393          92,973          64,777
Direct financing leases                             1,795           3,454           5,183           5,395           5,585
Other                                              24,271          11,588           9,727          15,434          13,904
                                               ----------     -----------     -----------      ----------      ----------
    Total loans and leases receivable             444,383         397,018         369,692         330,659         306,806

Allowance for loan and lease losses               (6,723)         (5,786)         (4,964)         (4,606)         (4,704)
Deferred loan costs (fees)                            183           (210)            (69)           (229)           (517)
                                               ----------     -----------     -----------      ----------      ----------
    Net loans and leases                       $  437,843      $  391,022      $  364,659      $  325,824      $  301,585
                                               ==========      ==========      ==========      ==========      ==========

(1)  Includes loans held for sale, as applicable

         At December 31, 2002 and 2001, the Company serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $100,234,000 and $106,911,000 respectively.

         The Company was contingently liable under letters of credit issued on behalf of its customers for $2,461,000 and $2,817,000 at December 31, 2002 and 2001, respectively. At December 31, 2002, commercial and consumer lines of credit, and real estate loans of approximately $28,637,000 and $37,938,000, were undisbursed. At December 31, 2001, commercial and consumer lines of credit, and real estate loans of approximately $38,876,000 and $18,210,000, were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk more than the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Company's involvement in these instruments and do not necessarily represent the actual amount subject to credit loss.

Maturity Distribution and Interest Rate Sensitivity of Loans and Commitments
----------------------------------------------------------------------------

         The following table shows the maturity of certain loan categories and commitments. Excluded categories are residential mortgages of 1-4 family residences, installment loans and lease financing outstanding as of December 31, 2002. Also provided with respect to such loans and commitments are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands):

                                                                   After One
                                                        Within      Through       After
                                                       One Year    Five Years   Five Years      Total
                                                      ----------   ----------   ----------   ----------
Commercial, financial and
 Agricultural and installment                         $   61,721   $  138,016   $   88,602   $  288,339
Real Estate - construction                                23,439        1,883           66       25,388
Undisbursed commitments                                   36,151       10,983       19,441       66,575
                                                      ----------   ----------   ----------   ----------
   Total                                              $  121,311   $  150,882   $  108,109   $  380,302
                                                      ==========   ==========   ==========   ==========
Loans and commitments maturing after one year with:
 Fixed interest rates                                              $  103,956   $  108,109   $  212,065
 Variable interest rates                                               46,926                    46,926
                                                                   ----------   ----------   ----------
   Total                                                           $  150,882   $  108,109   $  258,991
                                                                   ==========   ==========   ==========

Summary of Loan Loss Experience:
--------------------------------

         The disclosure required by this item are set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10K.

Certificates of Deposit
-----------------------

         Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2002 are summarized as follows (in thousands):

Remaining maturities:
Three months or less                                        $     11,951
Over three through twelve months                                  32,219
Over one year through three years                                  4,721
Over three years
                                                            ------------
Total                                                       $     48,891
                                                            ============

         As of December 31, 2002, the Company did not have any brokered deposits. In general, it is the Company's policy not to accept brokered deposits.

Other Borrowed Funds
--------------------

         Other borrowings outstanding as of December 31, 2002 consist of a loan from the Federal Reserve Bank ("FRB") in the form of Treasury Tax and Loan notes which are generally required to be repaid within 30 days from the transaction date as well as Federal Home Loan Bank ("FHLB") advances. The following table summarizes these borrowings (in thousands):

                                          2002           2001           2000
                                       ----------     ----------     ----------
Short-Term borrowings:
 FHLB advances                         $   23,500     $    7,000     $   13,400
 FRB loan                                      89            254            122
 Advances under credit lines                                              2,999
                                       ----------     ----------     ----------
Total Short-Term borrowings            $   23,589     $    7,254     $   16,521
                                       ==========     ==========     ==========

Long-Term Borrowings:
 FHLB advances                         $    9,299     $   13,393     $      480
                                       ----------     ----------     ----------
Total Long-Term borrowings             $    9,299     $   13,393     $      480
                                       ==========     ==========     ==========

         The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities (dollars in thousands):

                                       Short Term     Long Term
                                       ----------     ----------
                     Amount            $   23,589     $    9,299
                     Maturity                2003      2004-2005
                     Average Rates           2.40%          4.29%

    The following table provides information related to the Company's short-term borrowings under its security repurchase arrangements and lines of credit for the periods indicated (in thousands):

    Short-Term Borrowings

                                                    2002           2001           2000
                                                 ----------     ----------     ----------
    Average balance during the year              $   26,108     $    1,957     $    9,901
    Average interest rate for the year                 2.53%          5.00%          6.44%
    Maximum month-end balance during the year    $   27,000     $   18,100     $   16,521
    Average rate as of December 31,                    2.40%          3.31%          6.18%

Company Obligated Mandatorily Redeemable Cumulative Trust Preferred Securities Of Subsidiary Grantor Trust
---------------------------

         The Company formed North Valley Capital Trust I as a special purpose entity ("SPE") which is consolidated into the Company's financial statements. North Valley Capital Trust I is a Delaware business trust wholly owned by the Company and formed for the purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities of Subsidiary Grantor Trust holding solely junior subordinated debentures. For financial reporting purposes, the Subordinated Debentures and related trust investments in the Subordinated Debentures have been eliminated in consolidation and the Trust Preferred Securities are included in the consolidated balance sheet. Under applicable regulatory guidelines all of the Trust Preferred Securities currently qualify as Tier I capital.

         During the third quarter of 2001, North Valley Capital Trust I issued 10,000 Trust Preferred Securities with a liquidation value of $1,000 for gross proceeds of $10,000,000. The entire proceeds of the issuance were invested by North Valley Capital Trust I in $10,000,000 aggregate principal amount of 10.25% subordinated debentures due in 2031 (the Subordinated Debentures) issued by the Company. The Subordinated Debentures represent the sole assets of North Valley Capital Trust I. The Subordinated Debentures mature in 2031, bear interest at the rate of 10.25%, payable semi-annually, and are redeemable by the Company at a premium beginning on or after 2006 based on a percentage of the principal amount of the Subordinated Debentures stipulated in the Indenture Agreement, plus any accrued and unpaid interest to the redemption date. The Subordinated Debentures are redeemable at 100 percent of the principal amount plus any accrued and unpaid interest to the redemption date at any time on or after 2011. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on 2031.

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

         NVB and SRB are both licensed by the California Commissioner of Financial Institutions (the "Commissioner"), their deposits are insured by the FDIC, and they have both chosen to become members of the Federal Reserve System. Consequently, NVB and SRB are subject to the supervision of, and are regularly examined by, the Commissioner and the Board of Governors of the Federal Reserve System ("FRB" or "Board of Governors). Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, allowance for loan and lease losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. NVB and SRB are required to file reports with the Commissioner and the FRB and provide such additional information as the Commissioner and the FRB may require.

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

         At December 31, 2002, NVB, SRB and the Company were in compliance with the risk-based capital and leverage ratios described above. See Item 8, Financial Statements and Supplementary Data and Note 19 to the Financial Statements incorporated by reference, therein, for a listing of the Company's risk-based capital ratios at December 31, 2002 and 2001.

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

The Sarbanes-Oxley Act of 2002
------------------------------

         President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the "Act") on July 30, 2002, which responds to recent issues in corporate governance and accountability. Among other matters, key provisions of the Act and rules promulgated by the Securities and Exchange Commission pursuant to the Act include the following:

     o Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.
     o Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.
     o Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO and making issuer interference with an audit a crime.
     o Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.
     o Enhanced criminal penalties for a broad array of white collar crimes and increases in the statute of limitations for securities fraud lawsuits.
     o Disclosure of whether a company has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics. The disclosure obligation becomes effective for fiscal years ending on or after July 15, 2003. The ethics code must contain written standards that are reasonably designed to deter wrongdoing and to promote:
     o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     o Full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the Securities and Exchange Commission and in other public communications made by the registrant;

     o   Compliance with applicable governmental laws, rules and regulations;
     o The prompt internal reporting to an appropriate person or persons identified in the code of violations of the code; and
     o   Accountability for adherence to the code.
     o Disclosure of whether a company's audit committee of its board of directors has a member of the audit committee who qualifies as an "audit committee financial expert." The disclosure obligation becomes effective for fiscal years ending on or after July 15, 2003. To qualify as an "audit committee financial expert," a person must have:
         o An understanding of generally accepted accounting principles and financial statements;
         o The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;
         o Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;
         o An understanding of internal controls and procedures for financial reporting; and
         o     An understanding of audit committee functions.
         o A person must have acquired the above listed attributes to be deemed to qualify as an "audit committee financial expert" through any one or more of the following:
         o Education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions;
         o Experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions;
         o Experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; or
         o     Other relevant experience.

         The rule contains a specific safe harbor provision to clarify that the designation of a person as an "audit committee financial expert" does not cause that person to be deemed to be an "expert" for any purpose under Section 11 of the Securities Act of 1933, as amended, or impose on such person any duties, obligations or liability greater that the duties, obligations and liability imposed on such person as a member of the audit committee and the board of directors, absent such designation. Such a designation also does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

     o   A prohibition on insider trading during pension plan black-out periods.
     o   Disclosure of off-balance sheet transactions.
     o   A prohibition on personal loans to directors and officers.
     o Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.
     o Standards on professional conduct for attorneys requiring attorneys having an attorney-client relationship with a company, among other matters, to report "up the ladder" to the audit committee, another board committee or the entire board of directors certain material violations.
     o Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities reducing the filing deadline to within 2 business days of the date a transaction triggers an obligation to report.
     o Accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as "accelerated filers" to be phased-in over a four year period reducing the filing deadline for Form 10-K reports from 90 days after the fiscal year end to 60 days and Form 10-Q reports from 45 days after the fiscal quarter end to 35 days.
     o Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by "accelerated filers" as soon as reasonably practicable after such reports and material are filed with or furnished to the Securities and Exchange Commission.
     o Proposed rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act. These proposed rules would establish audit committee:
         o     Independence standards for members;
         o Responsibility for selecting and overseeing the issuer's independent accountant;
         o Responsibility for handling complaints regarding the issuer's accounting practices;
         o     Authority to engage advisers; and
         o Funding requirements for the independent auditor and outside advisers engaged by the audit committee.

         The proposed audit committee rules provide a one-year phase-in period for compliance. The Securities and Exchange Commission must adopt final rules by April 26, 2003.

         The effect of the Act upon the Company is uncertain; however, it is likely that the Company will incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission and other regulatory agencies having jurisdiction over the Company. The Company does not currently anticipate, however, that compliance with the Act and such rules and regulations will have a material adverse effect upon its financial position or results of its operations or its cash flows.

The California Corporate Disclosure Act
---------------------------------------

         On September 28, 2002, California Governor Gray Davis signed into law the California Corporate Disclosure Act (the "CCD Act"), which became effective January 1, 2003. The CCD Act requires publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. The CCD Act requires the Company to disclose:

o The name of the a company's independent auditor and a description of services, if any, performed for the company during the previous 24 months;
o The annual compensation paid to each director and executive officer, including stock or stock options not otherwise available to other company employees;
o A description of any loans made to a director at a "preferential" loan rate during the previous 24 months, including the amount and terms of the loans;
o Whether any bankruptcy was filed by a company or any of its directors or executive officers within the previous 10 years;
o Whether any director or executive officer of a company has been convicted of fraud during the previous 10 years; and
o Whether a company violated any federal securities laws or any securities or banking provisions of California law during the previous 10 years for which the company was found liable or fined more than $10,000.

     The Company does not currently anticipate that compliance with the CCD Act will have a material adverse effect upon its financial position or results of its operations or its cash flows.

Competition
-----------

         At June 30, 2002, the competing commercial and savings banks in competition with the Company, NVB and SRB, had thirty-two banking offices in Shasta and Trinity Counties where NVB operates its fourteen banking offices and there were fifty-two competing offices of commercial and savings bank offices in Del Norte, Mendocino and Humboldt Counties where SRB operates its seven banking offices. Additionally, the Company competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

         Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services and international banking which the Company is not authorized nor prepared to offer currently. The Company has arranged with correspondent banks and with others to provide some of these services for their customers. For borrowers requiring loans in excess of each subsidiary bank's legal lending limit, the Company has offered, and intend to offer in the future, such loans on a participating basis with correspondent banks and with other independent banks, retaining the portion of such loans which is within the applicable lending limits. As of December 31, 2002, NVB's and SRB's aggregate legal lending limits to a single borrower and such borrower's related parties were $5,274,000 and $2,869,000 on an unsecured basis and $8,789,000 and $4,781,000 on a fully secured basis, based on regulatory capital of $35,140,000 and $18,166,000, respectively.

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

         In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the above risk-based assessment rate schedule, NVB's and SRB's current capital ratios and NVB's and SRB's current levels of deposits, NVB and SRB anticipate no change in the assessment rate applicable during 2003 from that in 2002.

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

         Shares of Company Common Stock eligible for future sale could have a dilutive effect on the market for Company Common Stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 20,000,000 shares of common stock, of which 4,634,094 were outstanding at December 31, 2002. Pursuant to its stock option plans, at December 31, 2002, the Company had outstanding options to purchase 676,865 shares of Company Common Stock. As of December 31, 2002, 730,672 shares of Company Common Stock remained available for grants under the Company's stock option plans. Sales of substantial amounts of Company Common Stock in the public market could adversely affect the market price of Common Stock.

         A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2002, real estate served as the principal source of collateral with respect to approximately 57% of the Company's loan portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available-for-sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value for Company Common Stock. Acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

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

         The terrorist actions on September 11, 2001, and thereafter, plus military actions taken by the United States in Afghanistan, Iraq and elsewhere, have had significant adverse effects upon the United States economy. Whether terrorist activities in the future and the actions taken by the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company, and the extent of such impact, is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the company's market areas. Such continued economic deterioration could adversely affect the company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the company, increasing nonperforming loans and the amounts reserved for loan losses, and causing a decline in the Company's stock price.

Recent Accounting Pronouncements
--------------------------------

         On January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the financial accounting and reporting for business combinations and requires the use of a single method to account for business combinations --the purchase method of accounting--for all business combinations initiated after June 30, 2001. The Company accounted for its acquisition of SRB in 2000 under the pooling-of-interests method of accounting for business combinations but will not be allowed to account for future acquisitions under such method. In addition, SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, the contractual-legal criterion or the separability criterion. Pursuant to SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives will be evaluated periodically for impairment rather than amortized. Because the Company has not previously accounted for an acquisition under the purchase method of accounting, the adoption of these accounting standards did not have a material effect on the Company's consolidated financial position or its operations or its cash flows.

         In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement, which addresses financial accounting and reporting matters for the acquisition of all or part of a financial institution, applies to all such transactions except those between two or more mutual enterprises. This statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and related interpretations. This Statement requires a financial institution to apply SFAS No. 144 and evaluate long-term customer relationship intangible assets (core deposit intangibles) for impairment. Under SFAS No. 72, a financial institution may have recorded an unidentifiable intangible asset arising from a business combination. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of this Statement and any amortization amounts that were incurred after the adoption of SFAS No. 142 must be reversed. Reclassified goodwill would then be measured for impairment under the provisions of SFAS No.
142. Provisions of this Statement are applicable on or after October 1, 2002. The acquisition of certain branches by SRB prior to its acquisition by the Company had been accounted for under the standards of SFAS No. 72. The Company will continue to amortize its core deposit intangible that arose from the branch acquisition. In management's opinion, the adoption of this Statement did not have a material effect on the Company's consolidated financial position or results of its operations and its cash flows.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the Company accounts for the compensation cost associated with its stock option plan under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the statement are included in these financial statements. In management's opinion, the adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of its operations or its cash flows.

ITEM 2. DESCRIPTION OF PROPERTIES
---------------------------------

         The Company's principal executive and administrative office is located in a leased building at 300 Park Marina Circle, Redding, Shasta County, California.

         The following table sets forth information about the Company's premises:

        Description                    Office Type                Owned/Leased
-----------------------------  ------------------------------- -----------------
North Valley Bank:
Redding                                                Branch              Owned
Westwood                                               Branch             Leased
Shasta Lake                                            Branch              Owned
Country Club                                           Branch              Owned
Weaverville                                            Branch              Owned
Hayfork                                                Branch              Owned
Buenaventura                               Supermarket Branch             Leased
Anderson                                               Branch              Owned
Enterprise                                             Branch              Owned
Cottonwood                                 Supermarket Branch             Leased
Palo Cedro                                             Branch             Leased
Churn Creek                                            Branch              Owned
Redding Warehouse                            Storage Facility             Leased
Park Marina Circle                 Administrative/Limited Use             Leased
                                                       Branch
Park Marina                               Limited Used Branch             Leased
BPI                            Data Processing/Administrative              Owned

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

ITEM 3. LEGAL PROCEEDINGS
-------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
------------------------------------------------------------------------------

         The North Valley Bancorp common stock is listed and trades on the Nasdaq National Market under the symbol "NOVB". The shares were first listed with the Nasdaq Stock Market in April 1998.

         The following table summarizes the Common Stock high and low trading prices traded during the two year period ended December 31, 2002 as reported on the Nasdaq Stock Market and the cash dividends declared on the common stock during the same period. All per share data has not been retroactively restated to give effect for the three-for-two stock split approved by the Board of Directors on March 11, 2003 and payable in the form of a stock dividend to shareholders of record on April 15, 2003.


                                    Price of Common         Cash Dividends
                                         Stock                 Declared
                              ---------------------------   ---------------
                                  High            Low
                              ------------   ------------
Quarter Ended:

     March 31, 2001           $      13.75   $      12.13   $       0.10
      June 30, 2001                  14.95          12.00           0.10
 September 30, 2001                  14.50          12.50           0.10
  December 31, 2001                  13.97          13.05           0.10

     March 31, 2002           $      16.60   $      13.53   $       0.12
      June 30, 2002                  17.27          15.81           0.12
 September 30, 2002                  17.00          15.05           0.12
  December 31, 2002                  18.11          15.55           0.14

         The Company had approximately 988 shareholders of record as of March 18, 2003.

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

ITEM 6.  SELECTED FINANCIAL DATA

North Valley Bancorp & Subsidiaries
(dollars in thousands except per share data)

FOR THE YEAR ENDED DECEMBER 31                  2002           2001           2000           1999           1998
                                             ----------     ----------     ----------     ----------     ----------
Net interest income                          $   29,110     $   24,336     $   23,731     $   22,250     $   20,732
Net income                                   $    8,064     $    6,666     $    3,088     $    5,744     $    2,960
Performance ratios:
  Return on average assets                         1.30%          1.18%          0.58%          1.13%          0.62%
  Return on average equity                        17.31%         13.11%          5.82%         11.35%          6.00%
Capital Ratios:
Risk based capital:
  Tier 1 (4% Minimum Ratio)                       11.33%         11.57%         13.05%         13.37%         12.77%
  Total (8% Minimum Ratio)                        12.58%         12.82%         14.30%         14.44%         13.82%
Leverage Ratio                                     8.59%          8.37%          9.73%          9.27%          8.77%
BALANCE SHEET DATA AT DECEMBER 31
Assets                                       $  655,770     $  594,973     $  540,221     $  521,073     $  499,598
Investment securities and
  federal funds sold                         $  133,330     $  132,881     $  105,235     $  133,280     $  152,873
Net loans (including loans held for sale)    $  437,843     $  391,022     $  364,659     $  325,824     $  301,585
Deposits                                     $  555,053     $  514,278     $  460,291     $  452,697     $  442,813
Stockholders' equity                         $   50,029     $   43,678     $   54,857     $   51,841     $   48,700
COMMON SHARE DATA
Net income (1)
  Basic                                      $     1.72     $     1.25     $      .53     $     1.00     $      .52
  Diluted                                    $     1.67     $     1.23     $      .53     $      .99     $      .51
Book value (2)                               $    10.80     $     9.39     $     9.45     $     8.97     $     8.49
Dividend payout ratio                             28.96%         31.50%         54.86%         25.81%         46.72%
Shares Outstanding                            4,634,094      4,651,056      5,805,416      5,780,997      5,736,519
SUMMARY OF OPERATIONS
Total interest income                        $   38,902     $   39,811     $   39,966     $   36,279     $   35,383
Total interest expense                            9,792         15,475         16,235         14,029         14,651
                                             ----------     ----------     ----------     ----------     ----------
Net interest income                              29,110         24,336         23,731         22,250         20,732
Provision for  loan and lease losses              1,795          1,370          1,670          1,262          5,334
                                             ----------     ----------     ----------     ----------     ----------
Net interest income after
  provision for loan and lease losses            27,315         22,966         22,061         20,988         15,398
Total non interest income                         9,313          8,852          6,872          5,368          5,690
Total non interest expense                       24,728         22,090         24,236         18,281         17,300
                                             ----------     ----------     ----------     ----------     ----------
Income before provision for income taxes         11,900          9,728          4,697          8,075          3,788
Provision for income taxes                        3,836          3,062          1,609          2,331            828
                                             ----------     ----------     ----------     ----------     ----------
Net Income                                   $    8,064     $    6,666     $    3,088     $    5,744     $    2,960
                                             ==========     ==========     ==========     ==========     ==========

(1) Net income per share amounts have been adjusted to give effect to a two for one stock split on October 15, 1998.
(2) Represents stockholders' equity divided by the number of shares of common stock outstanding at the end of the period indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------

         Certain statements in this Form 10-K (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in Banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in the Northern California region; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; the California power crises; the U.S. "war on terrorism" and military action by the U.S. in the Middle East, and changes in the securities markets.

Critical Accounting Policies
----------------------------

General

         North Valley Bancorp's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). The financial information contained within our financial statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

         The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accountings Standards (SFAS) No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable; and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued on impaired loans (as defined) based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

         Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, expected cash flows and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for loan losses, see page 11.

Overview
--------

    North Valley Bancorp (the "Company") is a multi-bank holding company for North Valley Bank ("NVB"), and Six Rivers Bank ("SRB") both state-chartered banks. NVB operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with fourteen branches, which include two supermarket branches in Shasta and Trinity Counties in Northern California. SRB operates seven branches located in Del Norte, Mendocino and Humboldt Counties. The Company operates as three business segments; North Valley Bank, Six Rivers Bank and Other. Management analyzes the operations of NVB, SRB and Other separately. Other consists of Bancorp and BPI, both of which provide services to NVB and SRB. Management allocates the costs of Bancorp and BPI to NVB and SRB based primarily on usage through a variety of statistical data. NVB and SRB are separately chartered institutions each with its own Board of Directors and regulated independently of each other. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues.

Earnings Summary
----------------


                                               2002           2001           2000
                                            ----------     ----------     ----------
For the year ended December 31,
(in thousands except per share amounts)
Net interest income                         $   29,110     $   24,336     $   23,731
Provision for loan and lease losses             (1,795)        (1,370)        (1,670)
Noninterest income                               9,313          8,852          6,872
Noninterest expense                            (24,728)       (22,090)       (24,236)
Provision for income taxes                      (3,836)        (3,062)        (1,609)
                                            ----------     ----------     ----------
Net income                                  $    8,064     $    6,666     $    3,088
                                            ==========     ==========     ==========
Earnings Per Share
    Basic                                   $     1.72     $     1.25     $     0.53
                                            ==========     ==========     ==========
    Diluted                                 $     1.67     $     1.23     $     0.53
                                            ==========     ==========     ==========

Return on Average Assets                          1.30%          1.18%          0.58%
Return on Average Equity                         17.31%         13.11%          5.82%

         For the year ended December 31, 2002, the Company recorded net income of $8,064,000 as compared to $6,666,000 for the same period in 2001 and $3,088,000 in 2000. On a per share basis, diluted earnings per share was $1.67 for the year ended December 31, 2002 compared to $1.23 for the same period in 2001 and $0.53 for the same period in 2000.

         The increase in net income for the year ended December 31, 2002 over 2001 was primarily due to an increase in net interest income of $4,774,000. This was due to lower interest rates as interest expense fell from $15,475,000 in 2001 to $9,792,000 in 2002, a decrease of $5,683,000 or 36.7%. The increase in net interest income was partially offset by and increase in non -interest expense which increased from $22,090,000 in 2001 to $24,728,000 in 2002.

         For the year ended December 31, 2002, the Company paid or declared quarterly dividends totaling $2,335,000 to stockholders of the Company. The Company's return on average total assets and average stockholders' equity were 1.30% and 17.31% for the period ended December 31, 2002, compared with 1.18% and 13.11% for the same period in 2001 and .58% and 5.82% for the same period in 2000.

Segment Information
-------------------

         The Company operates as three business segments: North Valley Bank, Six Rivers Bank and Other. Management analyzes the operations of NVB, SRB and Other separately. Other consists of Bancorp and BPI, both of which provide services to NVB and SRB. Other also includes all eliminating entries for inter-company revenue and expense items required for consolidation. For the year ended December 31, 2002, total revenues increased at both NVB and SRB but decreased in the Other segment. This was due to overall loan and deposit growth as well as growth in non-interest income. Most notably, total revenues at NVB grew by $5,587,000 or 24.8%. This was due primarily to an increase in net interest income of $4,728,000 as well as gains on sales of both loans and securities of $570,000 which occurred in 2002. Net income at NVB increased from $5,878,000 in 2001 to $7,295,000 in 2002, and increase of $1,417,000 or 24.1%. Total assets increased at NVB by $49,532,000 or 12.4% from 2001 to 2002.

         Total revenues at SRB increased slightly from $10,473,000 in 2001 to $10,928,000 in 2002, a 4.3% increase. Net income remained relatively flat from 2001 to 2002, increasing 4.8%. All other areas of non-interest income for SRB grew in a similar fashion to the Company's results. The growth in revenues at SRB was primarily due to net interest income which increased by $633,000 or 7.9%. Total assets at SRB increased from $199,166,000 at December 31, 2001 to $221,920,000 in 2002. Total deposits at SRB increased from $165,666,000 at December 31, 2001 to $169,785,000 at December 31, 2002. Total loans at SRB grew from $127,935,000 at December 31, 2001 to $142,035,000 at December 31, 2002.
Total revenues in Other decreased from $218,000 in 2001 to a loss of $589,000 primarily due to the interest expense associated with the Company's Trust Preferred Securities.

         Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, follows:

                                                         NVB          SRB           Other         Total
                                                     ----------   -----------    -----------   ----------
    Year ended December 31, 2002:

    Total revenues                                   $   28,084   $    10,928    $      (589)  $   38,423
    Net income (loss)                                $    7,295   $     1,496    $      (727)  $    8,064
    Interest income                                  $   26,897   $    12,003    $         2   $   38,902
    Interest expense                                 $    5,456   $     3,319    $     1,017   $    9,792
    Depreciation and amortization                    $    1,020   $     1,062    $        85   $    2,167
    Provision for loan and lease losses              $    1,575   $       220    $             $    1,795
    Total assets                                     $  443,642   $   221,920    $       208   $  655,770

    Year ended December 31, 2001:

    Total revenues                                   $   22,497   $    10,473    $       218   $   33,188
    Net income (loss)                                $    5,878   $     1,427    $      (639)  $    6,666
    Interest income                                  $   26,369   $    13,403    $        39   $   39,811
    Interest expense                                 $    9,656   $     5,352    $       467   $   15,475
    Depreciation and amortization                    $      765   $       813    $        20   $    1,598
    Provision for loan and lease losses              $    1,010   $       360    $             $    1,370
    Total assets                                     $  394,110   $   199,166    $     1,697   $  594,973

    Year ended December 31, 2000:

    Total revenues                                   $   21,444   $     9,258    $       (99)  $   30,603
    Net income (loss)                                $    5,850   $    (1,630)   $    (1,132)  $    3,088
    Interest income                                  $   24,546   $    15,392    $        28   $   39,966
    Interest expense                                 $    9,457   $     6,778    $             $   16,235
    Depreciation and amortization                    $      638   $     1,967    $             $    2,605
    Provision for loan and lease losses              $      900   $       770    $             $    1,670
    Total assets                                     $  339,144   $   200,281    $       796   $  540,221

Net Interest Income
-------------------

         Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. For the year ended December 31, 2002, net interest income was $29,110,000 compared to $24,336,000 for 2001 and $23,731,000 for 2000. The increase in net interest income in 2002 of $4,774,000 was primarily due to a decrease in interest expense of $5,683,000 outpacing the decrease in interest income of $909,000. The dramatically lower interest rate environment had a much larger impact on the Company's cost of funds than the impact on yields on earning assets during 2002. Average interest-earning assets increased by $46,082,000 from 2001 to 2002 but the average yield on those assets, on a tax equivalent basis, decreased from 8.10% in 2001 to 7.15% in 2002 resulting in a decrease in interest income of $909,000. Average interest-bearing liabilities also increased, from $421,670,000 in 2001 to $466,062,000 in 2002. This increase in interest-bearing liabilities added to interest expense but was more than offset by the reduction in the average rate paid on interest-bearing liabilities which decreased from 3.67% in 2001 to 2.10% in 2002 resulting in the overall reduction in interest expense of $5,683,000. The increase in net interest income from 2000 to 2001 of $605,000 was primarily due to a decrease in interest income of $155,000 coupled with a larger decrease in interest expense of $760,000 due to all of the same reasons outlined in the discussion about 2002, but to a lesser extent.

         The net interest margin ("NIM") is calculated by dividing net interest income by average interest-earning assets and is calculated using a fully taxable equivalent basis. The NIM for the year ended December 31, 2002 was 5.39% as compared to 5.02% for the same period in 2001 and 5.13% in 2000. The increase in the NIM in 2002 was a result of a decrease in average yields on interest-earning assets of .94% coupled with a decrease in the average rate paid on interest bearing liabilities of 1.57%.

Noninterest Income
------------------

         Total noninterest income increased $461,000 to $9,313,000 for the year ended December 31, 2002 from $8,852,000 for the same period in 2001 and $6,872,000 in 2000. This increase in 2002 is primarily the result of an increase in service charges on deposit accounts of $403,000, gains on sales of loans of $456,000 in 2002, gains on sales and calls of securities of $221,000 in 2002 and an increase of $265,000 in earnings on cash surrender value of life insurance policies, partially offset by other fees and charges which decreased by $366,000 and other income which decreased by $495,000. Service charges increased due to growth in demand deposits and savings accounts. Other fees and charges decreased due to the termination of data processing services provided by BPI to two other local financial institutions. Gains on sales of loans of $456,000 during 2002 were due to sales of conforming 15- and 30-year fixed rate mortgages. During the third quarter of 2002, the Company began to sell new production conforming first trust deed mortgage loans into the secondary market and retaining the servicing on these loans. This is part of a strategy to maintain a consistent, beneficial mix within the loan portfolio while also maintaining a relatively shorter duration within the loan portfolio due to the current low interest rate environment. While this strategy may serve to slightly reduce the overall yield on earning assets, the benefit is that when rates do start to move back up, the Company will be in a better position to respond to rate changes and maintain a consistent net interest margin.

         Other income decreased from $1,255,000 in 2001 to $760,000 in 2002. Included in other income for 2001 is a $447,000 gain on sale of SRB's Weaverville, California branch. This branch divestiture was a requirement by regulators to effect the merger with SRB in 2000.

Noninterest Expense
-------------------

The following table is a summary of the Company's noninterest expense for the periods indicated:

                                          2002           2001            2000
                                       ----------     ----------     ----------
(in thousands)

Salaries & employee benefits           $   12,480     $   11,394     $   10,205
Equipment expense                           1,554          1,483          1,748
Occupancy expense                           1,873          1,274          1,423
Professional services                         886            786          1,101
ATM & online banking expense                  906            626            684
Printing & supplies                           640            570            472
Postage                                       535            491            414
Messenger expense                             403            338            316
Data processing expenses                      192            292            294
Merger & integration expense                                 358          3,169
Other                                       5,259          4,478          4,410
                                       ----------     ----------     ----------
  Total noninterest expenses           $   24,728     $   22,090     $   24,236
                                       ==========     ==========     ==========

         Total noninterest expense increased $2,638,000 to $24,728,000 for the year ended December 31, 2002, from $22,090,000 for the same period in 2001 and 24,236,000 in 2000. The increase in 2002 was primarily a result of a $1,086,000 increase in salaries and benefits, an increase in occupancy expense associated with the new administrative facility in Redding and NVB's new Churn Creek Branch. ATM and online banking expense increased in 2002 due to increased transaction activity. Other expense increased due to an increase in amortization of intangibles at SRB of $282,000 and increased levels of operational and overdraft losses at NVB and SRB primarily associated with the Company's free checking account program.

         In 2001, total noninterest expense decreased $2,146,000 to $22,090,000 from $24,236,000 in 2000. The decrease in 2001 was primarily a result of the $2,811,000 decrease in merger-related charges from $3,169,000 in 2000 to $358,000 in 2001. This decrease was offset by an increase in salaries and employee benefits expense in 2001 of $1,189,000 compared to 2000 due to an increase in staffing levels, an increase in salary continuation plan expense and $141,000 in severance costs. Equipment expense decreased in 2001 from 2000 due to expenses incurred in 2000 related to the write off of certain redundant equipment from the merger with SRB.

Income Taxes
------------

         The provision for income taxes for the year ended December 31, 2002 was $3,836,000 as compared to $3,062,000 for the same period in 2001 and $1,609,000 for 2000. The effective income tax rate for state and federal income taxes was 32.2%, for the year ended December 31, 2002 compared to 31.5% for the same period in 2001 and 34.3% for the same period in 2000. The difference in the effective tax rate compared to the statutory tax rate (42.05%) is primarily the result of the Company's investment in municipal securities and the earnings from cash surrender value of life insurance policies. Interest earned on municipal securities and earnings on life insurance policies are both exempt from federal income tax and therefore lower the Company's effective tax rate. The decrease in the effective tax rate for 2001 was due to the merger-related charges incurred in 2000, most of which are not tax deductible

Impaired, Nonaccrual, Past Due and Restructured Loans and Leases, and Other Non performing Assets
-----------------

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

         At December 31, 2002 and 2001, the recorded investment in loans and leases for which impairment has been recognized was approximately $1,452,000 and $867,000. Of the 2002 balance, approximately $730,000 has a related valuation allowance of $365,000. Of the 2001 balance, approximately $408,000 has a related valuation allowance of $218,000. For the years ended December 31, 2002, 2001 and 2000, the average recorded investment in loans and leases for which impairment has been recognized was approximately $948,000, $613,000 and $1,376,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $63,000, $76,000 and $124,000 for cash payments received in 2002, 2001 and 2000.

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

         Nonperforming assets at December 31 are summarized as follows (in thousands):

                                                          2002          2001         2000        1999         1998
                                                        ---------    ---------    ---------    ---------    ---------
Nonaccrual loans and leases                             $   1,452    $     867    $     780    $   2,145    $   5,203
Loans 90 days past due but still accruing interest            864          848          561          223          368
Restructured loans                                                                                   601          242
Other real estate owned                                        55          287          341          699          929
                                                        ---------    ---------    ---------    ---------    ---------
  Total  nonperforming assets                           $   2,371    $   2,002    $   1,682    $   3,668    $   6,742
                                                        =========    =========    =========    =========    =========

         If interest on nonaccrual loans and leases had been accrued, such income would have approximated $81,000 in 2002, $69,000 in 2001 and $139,000 in 2000. Interest income of $63,000 in 2002, $76,000 in 2001 and $124,000 in 2000
was recorded when it was received on the nonaccrual loans and leases.

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

         At December 31, 2002, there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

Allowance for Loan and Lease Losses
-----------------------------------

         The following table summarizes the Company's loan and lease loss experience for the years ended December 31 (dollars in thousands):

                                                    2002           2001           2000           1999           1998
                                                 ----------     ----------     ----------     ----------     ----------
Average loans and leases outstanding             $  424,272     $  378,190     $  342,831     $  313,169     $  278,037
Allowance for loan and lease losses
 at beginning of period                               5,786          4,964          4,606          4,704          2,861
Loans and leases charged off:
 Commercial, financial and agricultural                 271            213          1,276          1,105          2,904
 Real Estate - construction                                                                                           3
 Real Estate - mortgage                                   7             27             53            105             35
 Installment                                            924            610            269            788            735
 Other                                                   22             72             79             67             33
                                                 ----------     ----------     ----------     ----------     ----------
Total loans and leases charged off                    1,224            922          1,677          2,065          3,710
Recoveries of loans and leases
 previously charged off:
 Commercial, financial and agricultural                 209            194            262            244             59
 Real Estate - construction
 Real Estate - mortgage                                   1              1                            32             12
 Installment                                            156            169             89            422            144
 Other                                                                  10             14              7              4
                                                 ----------     ----------     ----------     ----------     ----------
Total recoveries of loans and leases
 previously charged off                                 366            374            365            705            219
                                                 ----------     ----------     ----------     ----------     ----------
Net loans and leases charged off                        858            548          1,312          1,360          3,491
Provisions for loan and lease losses                  1,795          1,370          1,670          1,262          5,334
                                                 ----------     ----------     ----------     ----------     ----------
Balance of allowance for loan and lease
 losses at end of period                         $    6,723     $    5,786     $    4,964     $    4,606     $    4,704
                                                 ==========     ==========     ==========     ==========     ==========
Ratio of net charge-offs to average loans
 and leases outstanding                                0.20%          0.15%          0.38%          0.43%          1.26%
Allowance for loan and lease losses to
 total loans and leases                                1.52%          1.46%          1.34%          1.39%          1.54%

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

         3.    Unallocated Allowance

         The Company maintains an unallocated loan and lease loss allowance that is based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated in connection with the unallocated allowance at December 31, 2002 included the following, which existed at the balance sheet date:

         General Factors:

         o General business and economic conditions affecting the Company's key lending areas

         o     Real estate values in California

         o     Loan volumes and concentrations

         o     Seasoning of the loan portfolio

         o     Status of the current business cycle

         o     Specific industry or market conditions within portfolio segments

         At December 31, 2002, the allowance for loan losses was comprised of $5,625,000 in formula allowance and $1,098,000 in unallocated allowance. The $5,625,000 in formula allowance reflects management's estimate of the inherent loss in various pools or segments in the portfolio, and includes adjustments for general economic conditions, trends in the portfolio, changes in the mix of the portfolio and the level of formula allowance is consistent from 2001 to 2002.

         The $1,098,000 in unallocated allowance at December 31, 2002, reflects a decrease from $1,216,000 at December 31, 2001 due to the Company's consideration of the following factors, as well as more general factors including the slowing economy, increased layoffs and unemployment, and consumer and business reactions to the events of September 11, 2001 and beyond:

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

Management anticipates that as the Company continues to implement its strategic plan the Company will:

     o   generate further growth in loans receivable held for investment

     o emphasize the origination and purchase of income property real estate loans

     o   continue expansion of commercial business lending

         As a result, future provisions will be required and the ratio of the allowance for loan losses to loans outstanding may change. Experience across the financial services industry indicates that commercial business and income property loans may present greater risks than residential real estate loans, and therefore should be accompanied by suitably higher levels of reserves.

         The following table shows the allocation of the Company's Allowance and the percent of loans in each category to the total loans at December 31
(dollars in thousands).

                                        2002                         2001                         2000
                             -------------------------     -------------------------     -------------------------
                               Allowance         %           Allowance         %          Allowance          %
                                 For            of             for            of            For             of
                                Losses         Loans          Losses         Loans         Losses          Loans
                             ----------     ----------     ----------     ----------     ----------     ----------
Loan Categories:
Commercial, financial
 Agricultural                $    3,070           45.2%    $    2,141           37.4%    $    2,953           38.9%
Real Estate-construction            325            5.7%           165            2.5%            93            1.3%
Real Estate-mortgage                390           23.5%           238           27.7%           258           27.3%
Installment                       1,608           19.7%         1,922           28.7%         1,181           28.5%
Other                               232            5.9%           104            3.7%            54            4.0%
Unallocated                       1,098               %         1,216               %           425               %
                             ----------     ----------     ----------     ----------     ----------     ----------
 Total                       $    6,723          100.0%    $    5,786          100.0%    $    4,964          100.0%
                             ==========     ==========     ==========     ==========     ==========     ==========

Liquidity and Interest Rate Sensitivity
---------------------------------------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the pay-downs and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $13,500,000 as of December 31, 2002 were available to provide liquidity. The Company has a revolving unsecured line of credit for $3,000,000 with a correspondent bank as of December 31, 2002. In addition, NVB and SRB are both members of the Federal Home Loan Bank ("FHLB") System providing an additional line of credit of $64,601,000 secured by first deeds of trust on eligible 1-4 unit residential loans and qualifying investment securities. The Company also had a line of credit with Federal Reserve Bank ("FRB") of $13,187,000 secured by first deeds of trust on eligible commercial real estate loans. As of December 31, 2002, borrowings of $32,799,000 were outstanding with the FHLB, $89,000 with the FRB and $10,000,000 was outstanding in the form of Company obligated mandatorily redeemable cumulative trust preferred securities.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $167,747,000 and $161,745,000 (or 25.6% and 27.1% of total assets) at December 31, 2002 and December 31, 2002, respectively. Total liquid assets for December 31, 2002 and December 31, 2001 include investment securities of $1,455,000 classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $506,162,000 and $460,054,000 at December 31, 2002 and December 31, 2001, respectively.

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

Net Interest Income and Net Economic Value Simulations
------------------------------------------------------

         To quantify the extent of all of these risks both in its current position and in transactions it might make in the future, the Company uses computer modeling to simulate the impact of different interest rate scenarios on net interest income and on net economic value. Net economic value or the market value of portfolio equity is defined as the difference between the market value of financial assets and liabilities. These hypothetical scenarios include both sudden and gradual interest rate changes, and interest rate changes in both directions. This modeling is the primary means the Company uses for interest rate risk management decisions.

         The hypothetical impact of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures. The results for the Company's November 30, 2002 balances indicates unusual results for changes in net interest income over a one-year period given the same interest rate shocks. These results indicate that net interest income will be lower over the next twelve-month period whether or not interest rates rise or fall. Conversely, the change in net economic value is positive in either rate scenario. This is due to the fact that because interest rates are so low, rates on certain administered-rate deposit products cannot decrease by 2.0% and in some cases, cannot even decrease by 0.75%. If rates cannot be lowered by 2.0% in a simulation environment on a substantial portion of deposit liabilities, interest expense will not decrease as fast as interest income, thus causing net interest income to decrease. Although these results indicate a decrease in net interest income in either scenario, this decrease, at approximately 1% of net interest income, is not material and indicates that the Company is well-positioned to withstand any future changes in interest rates.

                                Shocked by -2%                Shocked by +2%
Net interest income                  -1.1%                        -0.9%
Net economic value                   20.0%                         1.5%

         For the modeling, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk. The Company has compared its assumptions with those used by other financial institutions.

Financial Condition as of December 31, 2002 as Compared to December 31, 2001
----------------------------------------------------------------------------

         Total assets at December 31, 2002, were $655,770,000 compared to December 31, 2001 assets of $594,973,000. Increases in average total deposits of $38,987,000 and average borrowings of $22,746,000 were used to fund a $46,082,000 increase in average total loans and an increase in average investment securities and federal funds sold of $6,714,000.

         Investment securities and federal funds sold remained relatively flat from 2001 to 2002 and totaled $133,330,000 at December 31, 2002, compared to $132,881,000 at December 31, 2001.

         During 2002, net loans increased 12.0% to $437,843,000 from $391,022,000 at December 31, 2001. Loans are the Company's largest component of earning assets. The Company's average loan to deposit ratio increased slightly to 80.6% in 2002 compared to 77.2% in 2001. The increase was attributed to the allocation of more resources solely focused on loan origination and the establishment of more automated underwriting processes.

         During 2002, total deposits increased 7.9% to $555,053,000 compared to $514,278,000 at December 31, 2001. This growth occurred across all deposit categories except time certificates which declined $23,427,000 or 12.0%. Noninterest bearing demand and savings deposits increased $50,781,000 or 22.7%. The increase was due to a significant number of new accounts opened during 2002, which is attributed to the continued success of our "high performance checking program".

         The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as very positive because it limits the Company's ability to earn a high rate of return on shareholders' equity (ROE). Stockholders' equity increased to $50,029,000 as of December 31, 2002, as compared to $43,678,000 at December 31, 2001. The increase was primarily as a result of net income of $8,064,000 partially offset by the payment of cash dividends of $2,335,000 and the payment of $1,055,000 used to repurchase the Company's common stock. Under the Company's Stock Repurchase Plans, 63,102 shares were repurchased in 2002 at an average price of $16.72 and 1,188,500 shares of common stock were repurchased in 2001 for $17,115,000 at an average price of $14.40. At December 31, 2002, there were 116,500 shares remaining to repurchase under the Plans. Under current regulations, management believes that the Company meets all capital adequacy requirements (dollars in thousands).

                                                            Minimum For
                                                          Capital Adequacy
                                   Capital       Ratio       Purposes
                                 ----------   ----------    ----------
Company:
 Tier 1 capital
   (to average assets)           $   55,455         8.59%         4.00%
 Tier 1 capital
   (to risk weighted assets)     $   55,455        11.33%         4.00%
 Total capital
   (to risk weighted assets)     $   61,581        12.58%         8.00%

Impact of Inflation
-------------------

         Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetarily based items. The relatively low proportion of the Company's fixed assets (approximately 2.0% at December 31, 2002) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics or embedded features. The Company currently has not entered into any freestanding derivative contracts and did not identify any embedded derivatives requiring bifurcation at December 31, 2002 or 2001. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and generally require collateral from the borrower. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

         The Financial Statements required by this item are set forth following
Item 14 of this Form 10-K, and are incorporated herein by reference.

         The following table discloses the Company's condensed selected quarterly financial data for each of the quarters in the two-year period ended December 31, 2002. Earnings per share data has been retroactively restated to give effect to the three-for-two split approved by the Board of Directors on March 11, 2003, to be paid in the form of a stock dividend to shareholders of record on April 15, 2003.

                                                                     For the Quarter Ended
                             March 31,    June 30,  September 30,  December 31,  March 31,    June 30,  September 30,  December 31,
(in thousands)                 2002         2002         2002         2002         2001         2001         2001         2001
                             --------     --------     --------     --------     --------     --------     --------     --------
Interest income              $  9,491     $  9,895     $  9,853     $  9,663     $  9,930     $  9,814     $ 10,193     $  9,874
                             --------     --------     --------     --------     --------     --------     --------     --------
Interest expense                2,774        2,488        2,259        2,271        4,175        4,019        3,840        3,441
                             --------     --------     --------     --------     --------     --------     --------     --------
 Net interest income            6,717        7,407        7,594        7,392        5,755        5,795        6,353        6,433
Provision for loan and
 lease losses                     420          575          380          420          220          300          420          430
Noninterest income              2,270        2,162        2,217        2,664        1,823        2,192        2,055        2,782
Noninterest expense             6,036        6,066        6,154        6,472        5,215        5,398        5,526        5,951
                             --------     --------     --------     --------     --------     --------     --------     --------
Income before provision
for income taxes                2,531        2,928        3,277        3,164        2,143        2,289        2,462        2,834
Provision for income
taxes                             783        1,020        1,151          882          674          688          773          927
                             --------     --------     --------     --------     --------     --------     --------     --------
Net income                   $  1,748     $  1,908     $  2,126     $  2,282     $  1,469     $  1,601     $  1,689     $  1,907
                             ========     ========     ========     ========     ========     ========     ========     ========
Earnings Per Share
   Basic                     $   0.37     $   0.41     $   0.46     $   0.49     $   0.25     $   0.28     $   0.33     $   0.41
                             ========     ========     ========     ========     ========     ========     ========     ========
   Diluted                   $   0.36     $   0.40     $   0.44     $   0.47     $   0.25     $   0.27     $   0.33     $   0.40
                             ========     ========     ========     ========     ========     ========     ========     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------

The firm of Deloitte & Touche LLP served the registrant, North Valley Bancorp (the Company") as independent public accountants for the 2001 fiscal year. On June 6, 2002, the Board of Directors of the Company approved the recommendation of the Audit Committee of the Board of Directors to change the Company's certifying accountant from Deloitte & Touche, LLP to Perry-Smith LLP. The Company engaged Perry-Smith LLP as the Company's independent public accountants for the fiscal year 2002, effective as of June 6, 2002.

Deloitte & Touche LLP was notified on June 6, 2002 that they were dismissed as the Company's independent public accountants effective June 6, 2002. The audit reports of Deloitte & Touche LLP on the consolidated financial statements of the Company and its subsidiaries as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's two fiscal years in the period ended December 31, 2001, and any subsequent interim period through June 6, 2002, there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

         During the fiscal years ending December 31, 2001 and 2000, and the interim period between December 31, 2001, and June 6, 2002, the Company did not consult with Perry-Smith LLP regarding any of the matters or events set forth in
Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT
---------------------------------

         The information concerning directors and executive officers required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission (the "Commission") entitled "Election of Directors" (not including the share information included in the beneficial ownership tables nor the footnotes thereto nor the subsections entitled "Committees of the Board of Directors", "Compensation Committee Interlocks and Insider Participation" and "Meetings of the Board of Directors") and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders of the Company to be filed with the Commission entitled "Executive Compensation" and the subsection entitled "Election of Directors - Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

         The information required by this item is incorporated by reference from sections of the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled "Election of Directors - Security Ownership of Certain Beneficial Owners and Management", as to share information in the tables of beneficial ownership and footnotes thereto and "Securities Authorized for Issuance Under Equity Compensation Plan."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

         The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Commission, entitled "Certain Relationships and Related Transactions".

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

Annual Evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of filing of this Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications. Appearing immediately following the Signatures section of this Annual Report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the
Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. Our Internal Controls are also evaluated on an ongoing basis by our outsourced External Audit Function, by other personnel in our Finance organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the

Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
---------------------------------------------------------------

         (a)   The following documents are filed as part of the report:
               1. Financial Statements:
               2. Exhibits: See Index to Exhibits at page 74.

         (b) Reports on Form 8-K during the quarter ended December 31, 2002 Filed October 22, 2002 - Press release - Earnings for the quarter ended September 30, 2002.
               Filed December 10, 2002 - Press release - Declaration of cash dividend of $0.14 per share

         (c)   Exhibits
               See Index to Exhibits at page 74 of this Annual Report on Form 10-K, which is incorporated herein by reference.

         (d)   Financial Statement Schedules
               Not applicable.

INDEPENDENT AUDITOR'S REPORT


The Stockholders
 and Board of Directors
North Valley Bancorp and Subsidiaries

We have audited the accompanying consolidated balance sheet of North Valley Bancorp and subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 31, 2001 and 2000 were audited by other auditors whose report, dated January 31, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Valley Bancorp and subsidiaries as of December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                            /s/ PERRY-SMITH LLP


Sacramento, California
January 21, 2003, except Note 24 as to which the date is March 11, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
North Valley Bancorp
Redding, California

We have audited the accompanying consolidated balance sheet of North Valley Bancorp and subsidiaries as of December 31, 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of North Valley Bancorp and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

Sacramento, California
January 31, 2002

NORTH VALLEY BANCORP AND SUBSIDIARIES NORTH VALLEY BANCORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS CONSOLIDATED BALANCE SHEET DECEMBER 31, 2002 AND 2001 (In thousands except share amounts)
--------------------------------------------------------------------------------

                                                                                  2002           2001
                                                                               ----------     ----------
ASSETS
Cash and cash equivalents:
 Cash and due from banks                                                       $   33,900     $   26,575
 Federal funds sold and repurchase agreements                                      21,400         19,800
                                                                               ----------     ----------
     Total cash and cash equivalents                                               55,300         46,375

Interest bearing deposits in other financial institutions                             517          2,289
Investment securities:
 Available for sale, at fair value                                                110,475        111,626
 Held to maturity, at amortized cost                                                1,455          1,455

Loans and leases, net of allowance for loan and lease losses of $6,723 and
 $5,786 and deferred loan costs (fees) of $183 and $(210) at
 December 31, 2002 and 2001                                                       437,843        391,022
Premises and equipment, net of accumulated depreciation and amortization           13,156         10,294
amortization indent
Other real estate owned                                                                55            287
FHLB and FRB stock and other securities                                             3,258          2,213
Core deposit and other intangibles, net                                             2,772          3,252
Accrued interest receivable                                                         2,589          3,184
Other assets                                                                       28,350         22,976
                                                                               ----------     ----------

TOTAL ASSETS                                                                   $  655,770     $  594,973
                                                                               ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
 Noninterest-bearing demand deposits                                           $  108,140     $   94,719
 Interest-bearing:
   Demand accounts                                                                142,432         37,937
   Savings                                                                        132,373        186,087
   Time certificates                                                              172,108        195,535
                                                                               ----------     ----------
     Total deposits                                                               555,053        514,278

Other borrowed funds                                                               32,888         20,647
Accrued interest payable and other liabilities                                      7,800          6,370
Company obligated mandatorily  redeemable cumulative
 trust preferred securities of subsidiary grantor trust                            10,000         10,000
                                                                               ----------     ----------
     Total liabilities                                                            605,741        551,295
                                                                               ----------     ----------
STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none outstanding
Common stock, no par value: authorized 20,000,000 shares; outstanding
  4,634,094 and 4,651,056 at December 31, 2002 and 2001                            25,112         24,538
Retained earnings                                                                  23,260         18,383
Accumulated other comprehensive income, net of tax                                  1,657            757
                                                                               ----------     ----------
     Total stockholders' equity                                                    50,029         43,678
                                                                               ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  655,770     $  594,973
                                                                               ==========     ==========

See notes to consolidated financial statements

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENT OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands except share and per share amounts)
--------------------------------------------------------------------------------

                                                                             2002           2001           2000
                                                                          ----------     ----------     ----------
INTEREST INCOME:
 Loans including fees                                                     $   32,575     $   32,326     $   30,699
 Lease financing                                                                 163            345            378
 Securities:
  Taxable                                                                      4,292          4,835          6,200
  Exempt from federal taxes                                                    1,526          1,631          1,834
 Federal funds sold and repurchase agreements                                    346            674            855
                                                                          ----------     ----------     ----------
     Total interest income                                                    38,902         39,811         39,966
                                                                          ----------     ----------     ----------
INTEREST EXPENSE:
 Deposits                                                                      7,837         14,551         15,598
 Company obligated mandatorily redeemable cumulative trust preferred
  securities of subsidiary grantor trust                                       1,028            467
  Other borrowings                                                               927            457            637
                                                                          ----------     ----------     ----------
     Total interest expense                                                    9,792         15,475         16,235
                                                                          ----------     ----------     ----------

NET INTEREST INCOME                                                           29,110         24,336         23,731

PROVISION FOR LOAN AND LEASE LOSSES                                            1,795          1,370          1,670
                                                                          ----------     ----------     ----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN AND LEASE LOSSES                                                    27,315         22,966         22,061
                                                                          ----------     ----------     ----------
NONINTEREST INCOME:
 Service charges on deposit accounts                                           6,030          5,627          4,493
 Other fees and charges                                                          761          1,127          1,094
 Earnings on cash surrender value of life insurance policies                   1,085            820
 Gain on sale of loans                                                           456              4             45
 Gain (loss)  on sale or calls of securities                                     221             19           (731)
 Gain on sale of shares of demutualized life insurance company                                               1,138
 Other                                                                           760          1,255            833
                                                                          ----------     ----------     ----------
     Total noninterest income                                                  9,313          8,852          6,872
                                                                          ----------     ----------     ----------
NONINTEREST EXPENSES:
 Salaries and employee benefits                                               12,480         11,394         10,205
 Equipment expense                                                             1,873          1,483          1,748
 Occupancy expense                                                             1,554          1,274          1,423
 Merger and integration expense                                                                 358          3,169
 Other                                                                         8,821          7,581          7,691
                                                                          ----------     ----------     ----------
     Total noninterest expenses                                               24,728         22,090         24,236
                                                                          ----------     ----------     ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                      11,900          9,728          4,697

PROVISION FOR INCOME TAXES                                                     3,836          3,062          1,609
                                                                          ----------     ----------     ----------

NET INCOME                                                                $    8,064     $    6,666          3,088
                                                                          ==========     ==========     ==========
EARNINGS PER SHARE:
 Basic                                                                    $     1.72     $     1.25     $     0.53
                                                                          ==========     ==========     ==========
 Diluted                                                                  $     1.67     $     1.23     $     0.53
                                                                          ==========     ==========     ==========
PROFORMA EARNINGS PER SHARE (Note 24):
 Basic                                                                    $     1.15     $     0.84     $     0.36
                                                                          ==========     ==========     ==========
 Diluted                                                                  $     1.11     $     0.82     $     0.35
                                                                          ==========     ==========     ==========

See notes to consolidated financial statements

NORTH VALLEY BANCORP AND SUSBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands except share amounts)
--------------------------------------------------------------------------------

                                                                                                         Accumulated
                                                                                                           Other
                                                      Common Stock         Comprehensive   Retained     Comprehensive
                                                  Shares        Amount         Income      Earnings     Income (Loss)     Total
                                                ---------    -----------    -----------   -----------    -----------    -----------
Balance, January 1, 2000                        5,780,997    $    29,948                  $    23,335    $    (1,442)   $    51,841

Comprehensive income:
 Net income                                                                 $     3,088         3,088                         3,088
 Other comprehensive income, net of tax
  of $921:
     Unrealized gain on available
      for sale securities, net of
      reclassification adjustment of $(480)                                       1,269                        1,269          1,269
                                                                            -----------
         Total comprehensive income                                         $     4,357
                                                                            ===========


Stock options exercised                            24,419            111                                                        111
Stock-based compensation expense                                     208                                                        208
Tax benefit derived from the exercise
of stock options                                                      34                                                         34
Cash dividends on common stock                                                                 (1,694)                       (1,694)
                                                ---------    -----------                  -----------    -----------    -----------

Balance, December 31, 2000                      5,805,416         30,301                       24,729           (173)        54,857

Comprehensive income:
 Net income                                                                 $     6,666         6,666                         6,666
 Other comprehensive income,
  net of tax of $604:
     Unrealized gain on available
      for sale securities, net of
      reclassification adjustment of $13                                            930                          930            930
                                                                            -----------
         Total comprehensive income                                         $     7,596
                                                                            ===========
Stock options exercised                            34,140            251                                                        251
Stock-based compensation expense                                     189                                                        189
Repurchase of common shares                    (1,188,500)        (6,203)                     (10,912)                      (17,115)
Cash dividends on common stock                                                                 (2,100)                       (2,100)
                                                ---------    -----------                  -----------    -----------    -----------
Balance, December 31, 2001                      4,651,056         24,538                       18,383            757         43,678

Comprehensive income:
 Net income                                                                 $     8,064         8,064                         8,064
 Other comprehensive income,
  net of tax of $612:
     Unrealized gain on available
      for sale securities, net of
      reclassification adjustment of $153                                           900                          900            900
                                                                            -----------
         Total comprehensive income                                         $     8,964
                                                                            ===========
Stock options exercised                            46,140            339                                                        339
Stock based compensation expense                                     378                                                        378
Tax benefit derived from the exercise
 of stock options                                                     60                                                         60
Repurchase of common shares                       (63,102)          (203)                        (852)                       (1,055)
Cash dividends on common stock                                                                 (2,335)                       (2,335)
                                                ---------    -----------                  -----------    -----------    -----------

Balance, December 31, 2002                      4,634,094    $    25,112                  $    23,260    $     1,657    $    50,029
                                                =========    ===========                  ===========    ===========    ===========

See notes to consolidated financial statements.

NORTH VALLEY BANCORP & SUBSIDIARIES
CONSOLDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands)
--------------------------------------------------------------------------------

                                                                                  2002           2001           2000
                                                                               ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                   $    8,064     $    6,666     $    3,088
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                                                     1,476          1,268          1,518
  Amortization of premium on securities                                               211            131            116
  Amortization/writedown of core deposit intangible                                   480            199            971
  Provision for loan and lease losses                                               1,795          1,370          1,670
  Loss on sale/writedown of other real estate owned                                                                 277
  (Gain) loss on sale or calls of securities                                         (221)           (19)           731
  Gain on sales of shares of demutualized life insurance company                                                 (1,138)
  Gain on sale of loans                                                              (456)            (4)           (45)
  Benefit for deferred taxes                                                       (1,325)          (544)          (890)
  Stock-based compensation expense                                                    378            189            208
  Effect of changes in:
    Accrued interest receivable                                                       595            554           (352)
    Other assets                                                                   (4,657)        (1,197)       (10,920)
    Accrued interest payable and other liabilities                                  1,304         (1,576)         1,893
                                                                               ----------     ----------     ----------
       Net cash provided by (used in) operating activities                          7,644          7,037         (2,873)
                                                                               ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of other real estate owned                                      300            328            627
  Purchases of available for sale securities                                      (60,707)       (75,888)       (27,002)
  Proceeds from sales of available for sale securities                             21,633         20,845         24,344
  Proceeds from maturities/calls of available for sale securities                  41,560         47,365         15,136
  Purchases of held to maturity securities                                                                         (970)
  Proceeds from maturities/calls of held to maturity securities                                                   4,792
  Proceeds from sale of shares of demutualized life insurance company                                             1,138
  Net change in FHLB and FRB stock and other securities                              (860)           (58)           143
  Net change in interest bearing deposits in other financial institutions           1,772           (583)         6,162
  Proceeds from sales of loans                                                     49,129            219          3,540
  Net increase in loans and leases                                                (97,357)       (28,222)       (44,546)
  Purchases of premises and equipment- net                                         (4,338)        (1,939)        (1,644)
                                                                               ----------     ----------     ----------
       Net cash used in investing activities                                      (48,868)       (37,933)       (18,280)
                                                                               ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                         40,775         53,987          7,594
  Proceeds from issuance of Company obligated mandatorily redeemable
    cumulative trust preferred securities of subsidiary grantor trust                             10,000
  Net change in other borrowed funds                                               12,241          3,646          6,436

  Cash dividends paid                                                              (2,151)        (2,226)        (1,485)
  Repurchase of common shares                                                      (1,055)       (17,115)
  Cash received for stock options exercised                                           339            251            111
                                                                               ----------     ----------     ----------
       Net cash provided by financing activities                                   50,149         48,543         12,656
                                                                               ----------     ----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                8,925         17,647         (8,497)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       46,375         28,728         37,225
                                                                               ----------     ----------     ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                         $   55,300     $   46,375     $   28,728
                                                                               ==========     ==========     ==========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                                   $    9,895     $   15,310     $   16,299
                                                                               ==========     ==========     ==========
    Income taxes                                                               $    4,990     $    3,431     $    2,469
                                                                               ==========     ==========     ==========
Noncash investing and financing activities:
  Transfer from loans to other real estate owned                               $       68     $      274     $      546
                                                                               ==========     ==========     ==========
  Transfer of investment securities from held to maturity to available
    for sale                                                                                  $   25,471
                                                                               ==========     ==========     ==========
  Cash dividends declared                                                      $      652     $      468     $      580
                                                                               ==========     ==========     ==========

See notes to consolidated financial statements

NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

1.  SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations - North Valley Bancorp is a multi-bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System. North Valley Bancorp was incorporated in 1980 in the State of California for the purpose of acquiring North Valley Bank ("NVB") in a one-bank holding company reorganization. NVB was organized in 1972 as a California state-chartered bank. On October 11, 2000, the Company completed its plan of reorganization with Six Rivers National Bank ("SRNB"), which then became a wholly-owned subsidiary of North Valley Bancorp. This reorganization was completed under the pooling-of-interests method of accounting for business combinations and all amounts have been restated on a historical basis as if the companies had been combined at the beginning of all periods presented. In January 2002, SRNB converted from a national association to a California state-chartered bank and changed its name to Six Rivers Bank ("SRB"). During 2001, the Company formed North Valley Capital Trust I which is a Delaware statutory business trust formed for the exclusive purpose of issuing and selling trust preferred securities. Bank Processing, Inc., a wholly-owned subsidiary of North Valley Bancorp, currently provides data processing services to the Company.

         North Valley Bancorp and subsidiaries (the "Company") operates as three business segments defined as the Company's two wholly owned banking subsidiaries, North Valley Bank and Six Rivers Bank providing banking services to the Company's clients in Northern California, and all other activities, which primarily consist of the Holding Company and Bank Processing, Inc. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of the Company's revenues. Collectively, NVB and SRB operate 18 branches, including two supermarket branches, in Northern California.

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

    Consolidation - The consolidated financial statements include North Valley Bancorp and its wholly owned subsidiaries: North Valley Bank ("NVB") and its wholly owned subsidiary, North Valley Basic Securities; Six Rivers Bank ("SRB"); Bank Processing, Inc. ("BPI"); North Valley Capital Trust I and North Valley Trading Company. North Valley Trading Company and North Valley Basic Securities did not have any activity in 2002, 2001 and 2000. All material intercompany accounts and transactions have been eliminated in consolidation.

    Cash and Cash Equivalents - For the purposes of the consolidated statement of cash flows, cash and cash equivalents have been defined as cash, demand deposits with correspondent banks, cash items, settlements in transit, and federal funds sold and repurchase agreements. Generally, federal funds are sold for one-day periods and repurchase agreements are sold for eight to fourteen-day periods. Cash equivalents have remaining terms to maturity of three months or less from the date of acquisition.

    Investment Securities - The Company accounts for its investment securities as follows:

         Trading securities are carried at fair value. Changes in fair value are included in noninterest income. The Company did not have any securities classified as trading at December 31, 2002 and 2001.

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

    Interest on loans is calculated using the simple interest method on the daily balance of the principal amount outstanding.

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

    Allowance for Loan and Lease Losses - The allowance for loan and lease losses is established through a provision for loan and lease losses charged to operations. Loans and leases are charged against the allowance for loan and lease losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. Management attributes formula reserves to different types of loans using percentages, which are based upon perceived risk associated with the portfolio and underlying collateral, historical loss experience, and vulnerability to changing economic conditions, which may affect the collectibility of the loans. Specific reserves are allocated for impaired loans and leases which have experienced a decline in internal grading, and when management believes additional loss exposure exists. The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent losses with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. Although the allowance for loan and lease losses is allocated to various portfolio segments, it is general in nature and is available for the loan and lease portfolio in its entirety. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and leases commitments to extend credit. Actual amounts could differ from those estimates.

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

    Other Real Estate Owned - Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at the date of foreclosure at the lower of the recorded investment in the property or its fair value less estimated costs to sell (fair value) establishing a new cost basis through a charge to allowance for loan losses, if necessary. After foreclosure, valuations are periodically performed by management with any subsequent write-downs recorded as a valuation allowance and charged against operating expenses. Operating expenses of such properties, net of related income, are included in other expenses and gains and losses on their disposition are included in other income and other expenses.

    Core Deposit and Other Intangibles - These assets represent the excess of the purchase price over the fair value of the tangible net assets acquired from the branch acquisition by SRB and are being amortized by the straight-line method. In November 2000, as a condition to receiving regulatory approval for the merger, SRB was required to divest its Weaverville branch office which resulted in the write off of approximately $727,000 of the core deposit and other intangibles related to this property.

    Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - The Company originates and sells residential mortgage loans to the Federal National Mortgage Association ("FNMA") and others. The Company retains the servicing on all loans sold. Deferred origination fees and expenses are recognized at the time of sale in the determination of the gain or loss. Upon the sale of these loans, the Company's investment in each loan is allocated between the servicing retained and the loan, based on the relative fair value of each portion. The gain (loss) is recognized at the time of sale based on the difference between the sale proceeds and the allocated carrying value of the related loans sold. The fair value of the contractual servicing is reflected as a servicing asset, which is amortized over the period of estimated net servicing income using a method approximating the interest method. The servicing asset is included in other assets on the balance sheet, and is evaluated for impairment on a periodic basis.

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

    Merger and Integration Expenses - Merger and integration expenses represent incremental direct costs associated with the merger with SRB and consist primarily of transaction costs for professional services including investment banking, legal and accounting. Severance payments have also been included for certain employees in the amount of $1,139,000, of which $330,000 was paid in 2000 and $809,000 was accrued at December 31, 2000 and paid in January 2001.

    Stock-Based Compensation - At December 31, 2002, the Company has three stock-based compensation plans, the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan, which are described more fully in Note 15. The Company accounts for these plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income under the Employee Plan, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in the financial statements for the differences between the fair value of the options at the date of the grant and the exercise price at 85% of the fair value for the Director Plans.

    The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. Pro forma adjustments to the Company's net earnings and earnings per share are disclosed during the years in which the options become vested.

                                                                             2002           2001           2000
                                                                          ----------     ----------     ----------
    Net income:
     As reported                                                          $    8,064     $    6,666     $    3,088
     Add: total stock-based compensation expense included in net
      income, net of tax                                                         176             73             98
     Deduct:  total stock-based employee compensation expense
      determined under the fair value based method for all awards,
      net of related tax effects                                                (397)          (239)          (197)
                                                                          ----------     ----------     ----------
     Pro forma                                                            $    7,843     $    6,500     $    2,989
                                                                          ==========     ==========     ==========
    Basic earnings per common share:
     As reported                                                          $     1.72     $     1.25     $     0.53
     Pro forma                                                            $     1.67     $     1.22     $     0.52

    Diluted earnings per common and equivalent share:
     As reported                                                          $     1.67     $     1.23     $     0.53
     Pro forma                                                            $     1.64     $     1.20     $     0.51
    Weighted average fair value of options
      granted during the year                                             $     3.47     $     3.75     $     4.14

    The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

                                      2002           2001           2000
                                   ----------     ----------     ----------
    Dividend yield                       2.83%          2.50%          2.27%
    Expected volatility                 20.99%         22.03%         23.13%
    Risk-Free interest rate              5.00%          5.00%          6.00%
    Expected option life              7 years        7 years        7 years

--------------------------------------------------------------------------------

    Disclosures About Segments of an Enterprise - The Company uses the "management approach" for reporting business segment information. The management approach is based on the segments within a company used by the chief operating decision-maker for making operating decisions and assessing performance. Reportable segments are to based on such factors as products and services, geography, legal structure or any other manner by which a company's management distinguishes major operating units. Utilizing this approach, management has determined that the Company has three reportable segments: NVB, SRB and Other.

    Comprehensive Income - Comprehensive income includes net income and other comprehensive income, which represents the change in its net assets during the period from nonowner sources. The components of other comprehensive income for the Company include the unrealized gain or loss on available-for-sale securities and adjustments to the minimum pension liability and are presented net of tax.

    Derivative Instruments And Hedging Activities - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. Upon adoption, the Company transferred certain securities from the held to maturity to the available for sale classification at fair value. The adoption of this statement did not have any other impact on the Company's consolidated financial position or results of operations or cash flows. The Company did not enter into freestanding derivative contracts during 2002 and did not identify any embedded derivatives requiring bifurcation and separate valuation at December 31, 2002 and 2001.

    New Accounting Pronouncements - On January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the financial accounting and reporting for business combinations and requires the use of a single method to account for business combinations--the purchase method of accounting--for all business combinations initiated after June 30, 2001. The Company accounted for its acquisition of SRB in 2000 under the pooling-of-interests method of accounting for business combinations but will not be allowed to account for future acquisitions under such method. In addition, SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, the contractual-legal criterion or the separability criterion. Pursuant to SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives will be evaluated periodically for impairment rather than amortized. Because the Company has not previously accounted for an acquisition under the purchase method of accounting, the adoption of these accounting standards did not have a material effect on the Company's consolidated financial position or its operations or its cash flows.

    In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement, which addresses financial accounting and reporting matters for the acquisition of all or part of a financial institution, applies to all such transactions except those between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and related interpretations. This Statement requires a financial institution to apply SFAS No. 144 and evaluate long-term customer relationship intangible assets (core deposit intangibles) for impairment. Under SFAS No. 72, a financial institution may have recorded an unidentifiable intangible asset arising from a business combination. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of this Statement and any amortization amounts that were incurred after the adoption of SFAS No. 142 must be reversed. Reclassified goodwill would then be measured for impairment under the provisions of SFAS No. 142. Provisions of this Statement are applicable on or after October 1, 2002. The acquisition of certain branches by SRB prior to its acquisition by the Company had been accounted for under the standards of SFAS No. 72. The Company will continue to amortize the core deposit intangible that arose from the branch acquisition. In management's opinion, the adoption of this Statement did not have a material effect on the Company's consolidated financial position or its operations and its cash flows.

    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No.
    123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the Company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the statement are included in these financial statements. In management's opinion, the adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of its operations or its cash flows.

    Reclassifications - Certain amounts in 2001 and 2000 have been reclassified to conform with the 2002 financial statement presentation.

2.  BUSINESS COMBINATIONS

    On October 11, 2000, Six Rivers Bank was merged with North Valley Bancorp with Six Rivers Bank operating as a wholly owned subsidiary of North Valley Bancorp. The merger resulted in the issuance of 2,075,546 shares of North Valley Bancorp's common stock based on a conversion ratio of 1.40 shares of North Valley Bancorp's common stock for each share of Six Rivers Bank common stock. The merger has been accounted under the pooling-of-interests method of accounting.

3.  RESTRICTED CASH BALANCES

    The Company is subject to regulation by the Federal Reserve Board. The regulations required the Company to maintain certain cash reserve balances on hand or at the Federal Reserve Bank. At December 31, 2002 and 2001, the Company had reserves of $8,319,000 and $6,694,000. As compensation for check-clearing services, additional compensating balances of $2,500,000 at December 31, 2002 are required to be maintained with the Federal Reserve Bank.

4.  INVESTMENT SECURITIES

    At December 31, the amortized cost of investment securities and their approximate fair value were as follows:

    (in thousands)                                             Gross          Gross        Carrying
                                              Amortized     Unrealized     Unrealized       Amount
    Available for sale securities:              Cost           Gains          Losses     (Fair Value)
                                             ----------     ----------     ----------     ----------
    December 31, 2002
     Securities of U.S. government           $   11,220     $        9     $              $   11,229
      agencies and corporations
     Obligations of states and political         23,580          1,138            (67)        24,651
      subdivisions
     Mortgage-backed securities                  59,915          1,108             (4)        61,019
     Corporate securities                         8,976            520                         9,496
     Other securities                             4,088                            (8)         4,080
                                             ----------     ----------     ----------     ----------
                                             $  107,779     $    2,775     $      (79)    $  110,475
                                             ==========     ==========     ==========     ==========
    December 31, 2001
     Securities of U.S. government
      agencies and corporations              $    1,991     $       78     $              $    2,069
     Obligations of states and political
      subdivisions                               28,085          1,074           (254)        28,905
     Mortgage-backed securities                  70,331            601            (81)        70,851
     Corporate securities                         9,946             20           (241)         9,725
     Other securities                                88                           (12)            76
                                             ----------     ----------     ----------     ----------
                                             $  110,441     $    1,773     $     (588)    $  111,626
                                             ==========     ==========     ==========     ==========

                                              Carrying
                                               Amount          Gross         Gross
                                             (Amortized     Unrealized     Unrealized
    Held to maturity securities:                Cost)          Gains         Losses       Fair Value
                                             ----------     ----------     ----------     ----------
    December 31, 2002
     Obligation of states and political
      subdivisions                           $    1,455     $      388                    $    1,843
                                             ==========     ==========     ==========     ==========
    December 31, 2001
     Obligation of states and political
      subdivisions                           $    1,455     $      486                    $    1,941
                                             ==========     ==========     ==========     ==========

    Gross realized gains on sales or calls of securities categorized as available for sale securities were $266,000, $70,000 and $203,000 in 2002, 2001 and 2000. Gross realized losses on sales or calls of securities categorized as available for sale securities were $45,000, $51,000 and $934,000 in 2002, 2001 and 2000.

    There were no gross realized gains or losses on calls of held to maturity securities in 2002, 2001 and 2000.

    On January 1, 2001, the Company transferred $25,471,000 of certain securities from the held to maturity to the available for sale classification at fair value upon adoption and as allowed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The unrealized gains on the securities transferred were $1,115,000. The net unrealized gains and losses are recorded, net of tax, within accumulated other comprehensive income, which is a separate component of stockholders' equity.

    Contractual maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost of approximately $4,088,000 and a fair value of approximately $4,080,000) at December 31, 2002, are shown below (in thousands). The Company invests in collateralized mortgage obligations ("CMOs") issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association. Actual maturities of CMOs and other securities may differ from contractual maturities because borrowers have the right to prepay mortgages without penalty or call obligations with or without call penalties. The Company uses the "Wall Street" consensus average life at the time the security is purchased to schedule maturities of these CMOs and adjusts scheduled maturities periodically based upon changes in the Wall Street estimates.


                                                     Held to                    Available for
                                               Maturity Securities             Sale Securities
                                            -------------------------     -------------------------
                                             Amortized
                                               Cost                                       Fair Value
                                            (Carrying                      Amortized      (Carrying
(in thousands)                                Amount)      Fair Value        Cost          Amount)
                                            ----------     ----------     ----------     ----------
    Due in 1 year or less                                                 $   15,119     $   15,681
    Due after 1 year through 5 years                                          29,617         30,820
    Due after 5 years through 10 years                                         8,459          9,006
    Due after 10 years                      $    1,455     $    1,843         50,496         50,888
                                            ----------     ----------     ----------     ----------

                                            $    1,455     $    1,843     $  103,691     $  106,395
                                            ==========     ==========     ==========     ==========

    At December 31, 2002 and 2001, securities having fair value amounts of approximately $65,052,000 and $39,185,000 were pledged to secure public deposits, short-term borrowings, treasury tax and loan balances and for other purposes required by law or contract.

5.  LOANS AND LEASES

    The Company originates loans for business, consumer and real estate activities and leases for equipment purchases. Such loans and leases are concentrated in Shasta, Humboldt, Mendocino, Trinity and Del Norte Counties and neighboring communities. Substantially all loans are collateralized. Generally, real estate loans are secured by real property. Commercial and other loans are secured by bank deposits, real estate or business or personal assets. Leases are generally secured by equipment. The Company's policy for requiring collateral reflects the Company's analysis of the borrower, the borrower's industry and the economic environment in which the loan would be granted. The loans and leases are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrower. Major classifications of loans and leases at December 31 were as follows:

    (in thousands)                                                           2002            2001
                                                                          ----------     ----------
    Commercial                                                            $   40,683     $   49,248
    Real estate - commercial                                                 159,946         99,164
    Real estate - construction                                                25,388          9,764
    Real estate - mortgage                                                   104,590        109,830
    Installment                                                               87,710        113,970
    Direct financing leases                                                    1,795          3,454
    Other                                                                     24,271         11,588
                                                                          ----------     ----------
       Total loans and leases receivable                                     444,383        397,018

    Allowance for loan and lease losses                                       (6,723)        (5,786)
    Deferred loan costs (fees)                                                   183           (210)
                                                                          ----------     ----------

       Net loans and leases                                               $  437,843     $  391,022
                                                                          ==========     ==========

    At December 31, 2002 and 2001, the Company serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $100,234,000 and $106,911,000.

    Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB and FRB. Pledged loans totaled $102,299,000 and $93,679,000 at December 31, 2002 and 2001.

    The components of the Company's leases receivable as of December 31 are summarized below (in thousands):

                                                         2002           2001
                                                      ----------     ----------
    Future minimum lease payments                     $    1,884     $    3,336
    Residual interests                                       136            417
    Initial direct costs                                     (24)           (32)
    Unearned income                                         (201)          (267)
                                                      ----------     ----------
                                                      $    1,795     $    3,454
                                                      ==========     ==========

    Future minimum lease payments are as follows (in thousands):

    2003                                                             $      728
    2004                                                                    602
    2005                                                                    258
    2006                                                                    157
    2007 and thereafter                                                     139
                                                                     ----------
    Total                                                            $    1,884
                                                                     ==========

    There are no contingent rental payments included in income for 2002, 2001 and 2000.

    Changes in the allowance for loan and lease losses for the years ended December 31, were as follows (in thousands):

                                          2002           2001           2000
                                       ----------     ----------     ----------
    Balance, beginning of year         $    5,786     $    4,964     $    4,606
    Provision charged to operations         1,795          1,370          1,670
    Loans charged off                      (1,224)          (922)        (1,677)
    Recoveries                                366            374            365
                                       ----------     ----------     ----------
    Balance, end of year               $    6,723     $    5,786     $    4,964
                                       ==========     ==========     ==========

6. IMPAIRED AND NONPERFORMING LOANS AND LEASES

At December 31, 2002 and 2001, the recorded investment in impaired loans and leases was approximately $1,452,000 and $867,000. Of the 2002 balance, approximately $730,000 has a related valuation allowance of $365,000. Of the 2001 balance, approximately $408,000 has a related valuation allowance of $218,000. For the years ended December 31, 2002, 2001 and 2000, the average recorded investment in impaired loans and leases was approximately $948,000, $613,000 and $1,376,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $63,000, $76,000 and $124,000 for cash payments received in 2002, 2001 and 2000.

Nonperforming loans and leases include all such loans that are either in nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured or in the process of collection. Nonperforming loans and leases at December 31 are summarized as follows (in thousands):

                                                        2002         2001
                                                    ----------    ---------
Nonaccrual loans and leases                         $    1,452    $     867
Loans 90 days past due but still accruing interest         864          848
                                                    ----------    ---------

       Total nonperforming loans                    $    2,316    $   1,715
                                                    ==========    =========

Interest income forgone on nonaccrual loans and leases approximated $81,000 in 2002, $69,000 in 2001 and $139,000 in 2000.

At December 31, 2002, there were no commitments to lend additional funds to borrowers whose loans or leases were classified as nonaccrual.

7.  PREMISES AND EQUIPMENT

    Major classifications of premises and equipment at December 31 are summarized as follows (in thousands):

                                                         2002           2001
                                                      ----------     ----------
    Land                                              $    2,559     $    2,594
    Buildings and improvements                             7,448          7,132
    Furniture, fixtures and equipment                     12,262          8,061
    Leasehold improvement                                    552            522
    Construction in progress                                 238            442
                                                      ----------     ----------
                                                          23,059         18,751
    Accumulated depreciation and amortization             (9,903)        (8,457)
                                                      ----------     ----------
                                                      $   13,156     $   10,294
                                                      ==========     ==========

8.  OTHER ASSETS

    Major classifications of other assets at December 31 were as follows (in thousands):

                                                         2002           2001
                                                      ----------     ----------
    Cash surrender value of life insurance policies   $   21,383     $   17,632
    Deferred taxes                                         2,995          2,161
    Prepaid expenses                                         927          1,084
    Other                                                  3,045          2,099
                                                      ----------     ----------
    Total                                             $   28,350     $   22,976
                                                      ==========     ==========

9.  DEPOSITS

    The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $48,891,000 and $54,224,000 at December 31, 2002 and
    2001. Interest expense incurred on such time certificates of deposit was $1,335,000, $2,606,000 and $2,242,000 for the years ended December 31, 2002,
    2001 and 2000. At December 31, 2002, the scheduled maturities of all time deposits was as follows (in thousands):

    Years                                                               Amount

    2003                                                             $  156,549
    2004                                                                 12,276
    2005                                                                  3,121
    2006                                                                     81
    2007 and thereafter                                                      81
                                                                     ----------
                                                                     $  172,108
                                                                     ==========

10.  LINES OF CREDIT

    At December 31, 2002, the Company had the following lines of credit with correspondent banks to purchase federal funds (in thousands):

    Type                                            Amount          Expiration

    Unsecured                                    $   10,500       July 31, 2003
    Unsecured                                         6,000            Annually
    Secured:
      First deeds of trust on eligible
         1- 4 unit residential loans                 64,601           Quarterly
      First deeds of trust on eligible
         commercial real estate loans                13,187             Monthly

11.  BORROWING ARRANGEMENTS

Other borrowings outstanding as of December 31, 2002 consist of a loan from the FRB in the form of Treasury Tax and Loan notes which are generally required to be repaid within 30 days from the transaction date as well as FHLB advances. The following table summarizes these borrowings (in thousands):

                                          2002           2001           2000
                                       ----------     ----------     ----------
    Short-term borrowings:
     FHLB advances                     $   23,500     $    7,000     $   13,400
     FRB loan                                  89            254            122
     Advances under credit lines                                          2,999
                                       ----------     ----------     ----------
       Total short-term borrowings     $   23,589     $    7,254     $   16,521
                                       ==========     ==========     ==========

    Long-term borrowings:
     FHLB advances                     $    9,299     $   13,393     $      480
                                       ----------     ----------     ----------
       Total long-term borrowings      $    9,299     $   13,393     $      480
                                       ==========     ==========     ==========
         Total borrowed funds          $   32,888     $   20,647     $   17,001
                                       ==========     ==========     ==========

The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities (dollars in thousands):

                                       Short Term      Long Term
                                       ----------     ----------
              Amount                   $   23,589     $    9,299
              Maturity                       2003      2004-2005
              Average Rate                   2.40%          4.29%


12. COMPANY OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

The Company formed North Valley Capital Trust I as a special purpose entity ("SPE") which is consolidated into the Company's financial statements. North Valley Capital Trust I is a Delaware business trust wholly owned by the Company and formed for the purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities of Subsidiary Grantor Trust holding solely junior subordinated debentures.

During the third quarter of 2001, North Valley Capital Trust I issued 10,000 Trust Preferred Securities with a liquidation value of $1,000 for gross proceeds of $10,000,000. The entire proceeds of the issuance were invested by North Valley Capital Trust I in $10,000,000 aggregate principal amount of 10.25% subordinated debentures due in 2031 (the Subordinated Debentures) issued by the Company. The Subordinated Debentures represent the sole assets of North Valley Capital Trust I. The Subordinated Debentures mature in 2031, bear interest at the rate of 10.25%, payable semi-annually, and are redeemable by the Company at a premium beginning during or after 2006 based on a percentage of the principal amount of the Subordinated Debentures stipulated in the Indenture Agreement, plus any accrued and unpaid interest to the redemption date. The Subordinated Debentures are redeemable at 100 percent of the principal amount plus any accrued and unpaid interest to the redemption date at any time on or after 2011. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on 2031.

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

The Subordinated Debentures and related trust investment in the Subordinated Debentures have been eliminated in consolidation for financial reporting purposes and the Trust Preferred Securities are reflected as outstanding in the accompanying consolidated financial statements. Under applicable regulatory guidelines, all of the Trust Preferred Securities currently qualify as Tier I capital. Deferred costs related to the Subordinated Debentures, which are included in other assets in the accompanying consolidated balance sheet, totaled $316,000 and $329,000 at December 31, 2002 and 2001, respectively. Amortization of the deferred costs was $11,000 and $6,000 for the years ended December 31, 2002 and 2001, respectively.

13.  INCOME TAXES

    The provision for income taxes for the years ended December 31, was as follows (in thousands):

                                              2002        2001          2000
                                            --------    --------      --------
    Currently payable:
     Federal                                $  4,022    $  2,852      $  1,945
     State                                     1,139         754           554
                                            --------    --------      --------
      Total                                    5,161       3,606         2,499
                                            --------    --------      --------
    Deferred tax (benefit):
     Federal                                    (881)       (437)         (622)
     State                                      (444)       (107)         (268)
                                            --------    --------      --------
      Total                                   (1,325)       (544)         (890)
                                            --------    --------      --------

    Total provision for income taxes        $  3,836    $  3,062      $  1,609
                                            ========    ========      ========


    The effective federal tax rate for the years ended December 31, differs from the statutory tax rate as follows:

                                              2002        2001          2000
                                            --------    --------      --------
    Federal income tax at statutory rates       35.0%       35.0%         35.0%
    State income taxes net of federal
     income tax benefit                          4.0%        4.4%          4.0%
    Tax exempt income                           (7.1%)      (6.1%)       (15.0%)
    Merger and integration costs                                          11.6%
    Other                                         .3%       (1.8%)        (1.3%)
                                            --------    --------      --------
                                                32.2%       31.5%         34.3%
                                            ========    ========      ========

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset at December 31 are as follows (in thousands):

                                                             2002        2001
                                                           --------    --------
    Deferred tax assets:
      Allowance for loan losses                            $  2,460    $  1,649
      Accrued pension obligation                                898         768
      Deferred compensation                                     841         763
      Mark to market adjustment                                 610         531
      Stock-based compensation                                  240
      California franchise tax                                    4          42
                                                           --------    --------

         Total deferred tax assets                            5,053       3,753
                                                           --------    --------

    Deferred tax liabilities:
      Tax depreciation in excess of book depreciation           407         513
      Unrealized gain on securities available for sale          978         487
      FHLB stock dividend                                       243         145
      Originated mortgage servicing rights                      199         139
      Deferred loan fee costs                                                85
      Other                                                     231         223
                                                           --------    --------

         Total deferred tax liabilities                       2,058       1,592
                                                           --------    --------

         Net deferred tax asset                            $  2,995    $  2,161
                                                           ========    ========

    The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

14. RETIREMENT AND DEFERRED COMPENSATION PLANS

    Substantially all employees with at least one year of service participate in a Company-sponsored employee stock ownership plan (ESOP). The Company made contributions to the ESOP for the years ended December 31, 2002, 2001 and 2000 of $104,000, $60,000 and $60,000. At December 31, 2002, the ESOP owned approximately 138,348 shares of the Company's stock.

    The Company maintains a 401(k) plan covering employees who have completed 1,000 hours of service during a 12-month period and are aged 21 or older. Voluntary employee contributions are partially matched by the Company. The Company made contributions to the plan for the years ended December 31, 2002, 2001 and 2000 of $74,000, $45,000 and $43,000, respectively.

    The Company has a nonqualified executive deferred compensation plan for key executives and directors. Under this plan, participants voluntarily elect to defer a portion of their salary, bonus or fees and the Company is required to credit these deferrals with interest. The Company's deferred compensation obligation of $1,982,000 and $1,895,000 as of December 31, 2002 and 2001,
    respectively, is included in accrued interest payable and other liabilities.

    The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for retired executives and directors. These plans are nonqualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies ($21,383,000 and $17,632,000 at December 31, 2002 and 2001, respectively) to pay the retirement obligations. The accrued pension obligation of $2,526,000 and $2,363,000 as of December 31, 2002 and 2001, respectively, is included in accrued interest payable and other liabilities.

    The following tables set forth the status of the nonqualified supplemental retirement defined benefit pension plans status at or for the year ended December 31 (in thousands):

                                                                                       2002           2001
                                                                                    ----------     ----------
    Change in projected benefit obligation
    --------------------------------------
     Projected benefit obligation at beginning of year                              $   (2,159)    $   (2,678)
     Service cost                                                                         (184)           (70)
     Interest cost                                                                        (154)          (178)
     Actuarial gain                                                                          1            197
     Benefits paid                                                                         206            222
                                                                                    ----------     ----------
       Projected benefit obligation at end of year                                  $   (2,290)    $   (2,507)
                                                                                    ==========     ==========
    Change in plan assets
    ---------------------
     Fair value of plan assets at beginning of year
     Employer contribution                                                          $      206     $      222
     Benefits paid                                                                        (206)          (222)
                                                                                    ----------     ----------
     Fair value of plan assets at end of year                                       $              $
                                                                                    ==========     ==========

    Funding
    -------
     Unfunded status                                                                $   (2,290)    $   (2,507)
     Unrecognized actuarial gain                                                          (411)           (73)
     Unrecognized prior service cost                                                       299            330
     Unrecognized net transition obligation                                                 75            100
                                                                                    ----------     ----------
       Net amount recognized (accrued pension cost)                                 $   (2,327)    $   (2,150)
                                                                                    ==========     ==========

    Assumptions used in computing the unfunded status and net periodic benefit costs were:
     Discount rate                                                                        7.50%          7.50%
     Expected return on assets                                                             N/A            N/A
     Rate of compensation increase (supplemental executive retirement plan only)          6.00%          6.00%



                                                                        2002           2001           2000
                                                                     ----------     ----------     ----------
    Components of net periodic benefits cost
      Service cost                                                   $      184     $       70     $      116
      Interest cost                                                         154            178            175
      Amortization of net obligation at transition                           25             25             25
      Prior service amortization                                             31             31             33
      Recognized net actuarial (gain) loss                                  (11)           (32)             1
                                                                     ----------     ----------     ----------
           Net periodic benefit cost                                 $      383     $      272     $      350
                                                                     ==========     ==========     ==========

15. STOCK-BASED COMPENSATION

    During 2002, 2001, and 2000, each director was awarded 600 shares of common stock, resulting in an additional 5,400, 5,400 and 4,200 shares being issued. Compensation cost related to these awards was recognized based on the fair value of the shares at the date of award.

    Under the Company's stock option plans as of December 31, 2002, 730,672 shares of the Company's common stock are available for future grants to directors and employees of the Company. Under the Director Plans, options may not be granted at a price less than 85% of fair market value at the date of the grant. Under the Employee Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under both plans, options may be exercised over a ten year term and vest ratably over four years from the date of the grant. A summary of stock options follows:


                                                                                          WEIGHTED
                                                                                          AVERAGE
                                                                                          EXERCISE
                                                                            OPTIONS        PRICE
                                                                           ---------     ----------
        Outstanding, January 1, 2000                                         608,809     $    10.78
         (251,807 exercisable at weighted average price of $9.69)
           Granted                                                            14,900           7.49
           Exercised                                                         (24,419)          4.55
           Expired or canceled                                               (28,556)         12.88
                                                                          ----------     ----------

        Outstanding, December 31, 2000                                       570,734          10.87
         (314,234 exercisable at weighted average price of $10.42)
           Granted                                                           114,701          12.27
           Exercised                                                         (34,140)          8.93
           Expired or canceled                                               (26,053)         12.23
                                                                          ----------     ----------

        Outstanding, December 31, 2001                                       625,242          11.10
         (402,941 exercisable at weighted average price of $10.86)
           Granted                                                            98,079          14.23
           Exercised                                                         (46,140)          7.52
           Expired or canceled                                                  (316)          6.19
                                                                          ----------     ----------

        Outstanding, December 31, 2002                                       676,865     $    11.85
         (450,937 exercisable at weighted average price of $11.34)        ==========     ==========



    Information about stock options outstanding at December 31, 2002 is summarized as follows:

                                                            Average                         Average
                                           Average          Exercise                        Exercise
       Range of                           Remaining         Price of                        Price of
       Exercise          Options         Contractual        Options         Options          Options
        Prices         Outstanding       Life (Years)     Outstanding     Exercisable      Exercisable
    $          5.10           3,000            1         $       5.10            3,000     $      5.10
    $     6.09-6.66          31,479            2         $       6.47           31,479     $      6.47
    $     8.04-8.44          15,318            5         $       8.15           15,318     $      8.15
    $     9.14-9.88          28,000            6         $       9.77           18,400     $      9.72
    $  10.00-10.875         225,910            6         $      10.34          176,728     $     10.33
    $         11.37          60,000            8         $      11.37           24,000     $     11.37
    $  12.41-12.875         126,978            6         $      12.78          108,078     $     12.77
    $  13.30-13.375          48,501            8         $      13.33           19,399     $     13.33
    $         14.10          21,929            9         $      14.10            4,385     $     14.10
    $   15.36-15.94         115,750            8         $      15.59           50,150     $     15.78

16. EARNINGS PER SHARE

    Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

    There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the years ended December 31 is reconciled as follows (in thousands):

                                                                             2002           2001           2000
                                                                          ----------     ----------     ----------
    Calculation of Basic Earnings Per Share
    Numerator - net income                                                $    8,064     $    6,666     $    3,088
    Denominator - weighted average common shares outstanding                   4,694          5,322          5,794
                                                                          ----------     ----------     ----------

       Basic earnings per share                                           $     1.72     $     1.25     $     0.53
                                                                          ==========     ==========     ==========
    Calculation of Diluted Earnings Per Share
    Numerator - net income                                                $    8,064     $    6,666     $    3,088
    Denominator:
     Weighted average common shares outstanding                                4,694          5,322          5,794
     Dilutive effect of outstanding options                                      136            111             38
                                                                          ----------     ----------     ----------
       Weighted average common shares outstanding -
          Diluted                                                              4,831          5,433          5,832
                                                                          ----------     ----------     ----------

        Diluted earnings per share                                        $     1.67     $     1.23     $     0.53
                                                                          ==========     ==========     ==========

17. COMMITMENTS AND CONTINGENCIES

    The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company's financial position or results of its operations or its cash flows.

    The Company has operating leases for certain premises and equipment. Rent expense for such leases for the years ended December 31, 2002, 2001 and 2000 was $577,000, $365,000 and 383,000.

    The following schedule represents the Company's noncancelable future minimum scheduled lease payments at December 31, 2002 (in thousands):

    2003                                                     $      506
    2004                                                            485
    2005                                                            474
    2006                                                            451
    2007 and thereafter                                             754
                                                             ----------
    Total                                                    $    2,670
                                                             ==========

    The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $2,461,000 and $1,817,000 at December 31, 2002 and 2001. At December 31, 2002, commercial and consumer lines of credit, and real estate loans of approximately $28,637,000 and $37,938,000 were undisbursed. At December 31, 2001, commercial and consumer lines of credit, and real estate loans of approximately $38,876,000 and $18,210,000 were undisbursed.

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

    These instruments involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at December 31, 2002 and 2001, no losses are anticipated as a result of these commitments.

    In management's opinion, a concentration exists in real estate-related loans which represent approximately 65% and 50% of the Company's loan portfolio at December 31, 2002 and 2001, respectively. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

18. RELATED PARTY TRANSACTIONS

    At December 31, 2002 and 2001, certain officers, directors and their associates and principal shareholders were indebted to the Company for loans made on substantially the same terms, including interest rates and collateral, as comparable transactions with unaffiliated parties.

    A summary of activity for the years ended December 31, 2002 and 2001 is as follows (in thousands; renewals are not reflected as either new loans or repayments):

                                              2002          2001
                                           ----------    ----------
          Beginning Balance                $    4,317    $    3,919
          Borrowings                            1,502         1,599
          Repayments                           (2,255)       (1,201)
                                           ----------    ----------
          Ending Balance                   $    3,563    $    4,317
                                           ==========    ==========

19. REGULATORY MATTERS

    The Company, NVB and SRB are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and, possibly, additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, NVB and SRB must meet specific capital guidelines that involve quantitative measures of the Company's, NVB's and SRB's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's, NVB's and SRB's capital amounts and NVB's and SRB's prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company, NVB and SRB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company, NVB and SRB meet all capital adequacy requirements to which they are subject.

    The most recent notifications from the Federal Deposit Insurance Corporation for NVB and SRB as of December 31, 2002 and 2001, categorized NVB and SRB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized NVB and SRB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed NVB's or SRB's category.

The Company's, NVB's and SRB's actual capital amounts (in thousands) and ratios are also presented, respectively, in the following tables.

                                                                                       To Be Well
                                                                                    Capitalized Under
                                                               For Capital          Prompt Corrective
                                       Actual               Adequacy Purposes       Action Provisions
                             -----------------------    ----------------------    ----------------------
                                                          Minimum     Minimum      Minimum      Minimum
                               Amount       Ratio         Amount       Ratio        Amount       Ratio
                             ----------   ----------    ----------  ----------    ----------  ----------
Company
As of December 31, 2002:
  Total capital
     (to risk weighted
      assets)                $   61,581        12.58%   $   39,157        8.00%          N/A         N/A
  Tier 1 capital
     (to risk weighted
      assets)                $   55,455        11.33%   $   19,578        4.00%          N/A         N/A
  Tier 1 capital
     (to average assets)     $   55,455         8.59%   $   25,815        4.00%          N/A         N/A

As of December 31, 2001:
  Total capital
     (to risk weighted
      assets)                $   54,959        12.82%   $   34,285        8.00%          N/A         N/A
  Tier 1 capital
     (to risk weighted
      assets)                $   49,587        11.57%   $   17,142        4.00%          N/A         N/A
  Tier 1 capital
     (to average assets)     $   49,587         8.37%   $   23,701        4.00%          N/A         N/A

North Valley Bank
As of December 31, 2002:
  Total capital
     (to risk weighted
      assets)                $   41,380        12.12%   $   27,316        8.00%   $   34,146       10.00%
  Tier 1 capital
     (to risk weighted
      assets)                $   37,192        10.89%   $   13,658        4.00%   $   20,487        6.00%
  Tier 1 capital
     (to average assets)     $   37,192         8.61%   $   17,279        4.00%   $   21,598        5.00%

As of December 31, 2001:
  Total capital
     (to risk weighted
      assets)                $   35,140        11.75%   $   23,920        8.00%   $   29,900       10.00%
  Tier 1 capital
     (to risk weighted
      assets)                $   31,913        10.67%   $   11,960        4.00%   $   17,940        6.00%
  Tier 1 capital
     (to average assets)     $   31,913         8.13%   $   15,698        4.00%   $   19,622        5.00%

Six Rivers Bank
As of December 31, 2002:
  Total capital
     (to risk weighted
      assets)                $   18,958        13.03%   $   11,641        8.00%   $   14,551       10.00%
  Tier 1 capital
     (to risk weighted
      assets)                $   17,130        11.77%   $    5,821        4.00%   $    8,731        6.00%
  Tier 1 capital
     (to average assets)     $   17,130         8.24%   $    8,316        4.00%   $   10,394        5.00%
As of December 31, 2001:
  Total capital
     (to risk weighted
      assets)                $   18,166        14.17%   $   10,258        8.00%   $   12,822       10.00%
  Tier 1 capital
     (to risk weighted
      assets)                $   16,551        12.91%   $    5,129        4.00%   $    7,693        6.00%
  Tier 1 capital
     (to average assets)     $   16,551         8.35%   $    7,932        4.00%   $    9,914        5.00%

    Under federal and California state banking laws, dividends paid by NVB and SRB to the Company in any calendar year may not exceed certain limitations without the prior written approval of the appropriate bank regulatory agency. At December 31, 2002, the amount not restricted for payment of dividends without prior written approval was approximately $5,365,000. Similar restrictions apply to the amounts and terms of loans, advances and other transfers of funds from NVB and SRB to the Company.

20. OTHER NONINTEREST EXPENSES

    The major classifications of other noninterest expenses for the years ended December 31 were as follows (in thousands):

                                          2002           2001           2000
                                       ----------     ----------     ----------
    Professional services              $      886     $      786     $    1,101
    ATM & on-line banking expense             906            626            684
    Printing, supplies and postage          1,175          1,061            886
    Marketing expense                       1,058          1,108            882
    Amortization of intangibles               525            243            301
    Other                                   4,271          3,757          3,837
                                       ----------     ----------     ----------
                                       $    8,821     $    7,581     $    7,691
                                       ==========     ==========     ==========

21. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. Although management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimating technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of financial instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Estimates of fair value have not been adjusted to reflect changes in market conditions subsequent to December 31, 2002; therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

    The following assumptions were used as of December 31, 2002 and 2001 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

    (a) Cash and Cash Equivalents - The carrying amount represents a reasonable estimate of fair value.

    (b) Interest Bearing Deposits in Other Financial Institutions - The carrying amount represents a reasonable estimate of fair value.

    (c) Securities - The fair value of held to maturity securities are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Available for sale securities are carried at fair value. The carrying value of FHLB, Federal Reserve Bank, and other securities represents a reasonable estimate of fair value.

    (d) Loans and Leases and Loans Held for Sale - Commercial loans, residential mortgages, construction loans and direct financing leases, are segmented by fixed and adjustable rate interest terms, by maturity, and by performing and nonperforming categories.

        The fair value of performing loans and leases is estimated by discounting contractual cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Assumptions regarding credit risk, cash flow, and discount rates are judgmentally determined using available market information. The fair value of loans held for sale is estimated based on market information for similar loans.

        The fair value of nonperforming loans and leases is estimated by discounting estimated future cash flows using current interest rates with an additional risk adjustment reflecting the individual characteristics of the loans.

    (e) Cash Surrender Value of Life Insurance - The carrying amount represents a reasonable estimate of fair value.

    (f) Deposit Liabilities - Noninterest-bearing and interest-bearing demand deposits and savings accounts are payable on demand and their carrying values are assumed to be at fair value. The fair value of the core deposit intangible has not been included as a component of the fair value estimate. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is based on rates currently offered for deposits of similar size and remaining maturities.

    (g) Other Borrowed Funds - The fair value of other borrowed funds is estimated by discounting the contractual cash flows using the current interest rate at which similar borrowings for the same remaining maturities could be made.

    (h) Trust Preferred Securities-The fair value of the Trust Preferred Securities is estimated by discounting the contractual cash flows using the current interest rate at which similar securities with the same remaining maturity could be made.

    (j) Commitments to Fund Loans/Standby Letters of Credit - The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The differences between the carrying value of commitments to fund loans or stand by letters of credit and their fair value is not significant and therefore not included in the following table.

                                                      2002                          2001
                                            -------------------------     -------------------------
                                             Carrying         Fair         Carrying        Fair
                                              Amount          Value         Amount         Value
                                            ----------     ----------     ----------     ----------
    FINANCIAL ASSETS
     Cash and cash equivalents              $   55,300     $   55,300     $   46,375     $   46,375
     FHLB, FRB and other securities         $    3,258     $    3,258     $    2,213     $    2,213
     Interest bearing deposits in other
       financial institutions               $      517     $      517     $    2,289     $    2,289
     Securities:
       Available for sale                   $  110,475     $  110,475     $  111,626     $  111,626
       Held to maturity                     $    1,455     $    1,843     $    1,455     $    1,941
     Loans and leases and loans held
       for sale                             $  437,843     $  439,199     $  391,022     $  397,927
     Cash surrender value of life
       insurance                            $   21,383     $   21,383     $   17,632     $   17,632

    FINANCIAL LIABILITIES
     Deposits                               $  555,053     $  550,715     $  514,278     $  512,755
     Other borrowed funds                   $   32,888     $   33,185     $   20,647     $   20,647
     Trust preferred securities             $   10,000     $   10,800     $   10,000     $   10,000

22. SEGMENT REPORTING

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

    The Company derives a majority of its revenues from interest income and the chief operating decision maker relies primarily on net interest revenue to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported below using net interest income for all periods presented. Other revenue represents noninterest income, exclusive of the net gain (loss) on sales of available-for-sale securities, which is not allocated to the segments.

    The Company does not have operating segments other than those reported. Parent company financial information is included in the Other category in the disclosures below, along with the activity of BPI, and represents the Company's Other operating segment.

    The Company does not have a single external customer from which it derives 10 percent or more of its revenues and operates in one geographical area.

    Information about reportable segments, and the reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, follows (in thousands):

                                                         NVB           SRB          Other         Total
                                                     ------------ -------------- ------------- ------------
    Year ended December 31, 2002:
    Total revenues                                   $   28,084   $    10,928    $      (589)  $   38,423
    Net income (loss)                                $    7,295   $     1,496    $      (727)  $    8,064
    Interest income                                  $   26,897   $    12,003    $         2   $   38,902
    Interest expense                                 $    5,456   $     3,319    $     1,017   $    9,792
    Depreciation and amortization                    $    1,020   $     1,062    $        85   $    2,167
    Provision for loan and lease losses              $    1,575   $       220    $             $    1,795
    Total assets                                     $  443,642   $   221,920    $       208   $  655,770

    Year ended December 31, 2001:

    Total revenues                                   $   22,497   $    10,473    $       218   $   33,188
    Net income (loss)                                $    5,878   $     1,427    $      (639)  $    6,666
    Interest income                                  $   26,369   $    13,403    $        39   $   39,811
    Interest expense                                 $    9,656   $     5,352    $       467   $   15,475
    Depreciation and amortization                    $      765   $       813    $        20   $    1,598
    Provision for loan and lease losses              $    1,010   $       360    $             $    1,370
    Total assets                                     $  394,110   $   199,166    $     1,697   $  594,973

    Year ended December 31, 2000:

    Total revenues                                   $   21,444   $     9,258    $       (99)  $   30,603
    Net income (loss)                                $    5,850   $    (1,630)   $    (1,132)  $    3,088
    Interest income                                  $   24,546   $    15,392    $        28   $   39,966
    Interest expense                                 $    9,457   $     6,778    $             $   16,235
    Depreciation and amortization                    $      638   $     1,967    $             $    2,605
    Provision for loan and lease losses              $      900   $       770    $             $    1,670
    Total assets                                     $  339,144   $   200,281    $       796   $  540,221

23. PARENT COMPANY ONLY - CONDENSED FINANCIAL INFORMATION

    The condensed financial statements of North Valley Bancorp are presented below (in thousands):

    CONDENSED BALANCE SHEET
    DECEMBER 31, 2002 AND 2001
    ----------------------------------------------------------------------------

                                                                        2002           2001
                                                                     ----------     ----------
    ASSETS
     Cash and cash equivalents                                       $    1,032     $    1,174
     Available for sale securities at fair value                             80             75
     Investments in subsidiaries                                         59,329         53,054
     Other assets                                                         2,161          1,717
                                                                     ----------     ----------
       Total                                                         $   62,602     $   56,020
                                                                     ==========     ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

     Dividend payable                                                $      652     $      468
     Subordinated debentures                                             10,000         10,000
     Other liabilities                                                    1,921          1,874
     Stockholders' equity                                                50,029         43,678
                                                                     ----------     ----------
       Total                                                         $   62,602     $   56,020
                                                                     ==========     ==========


    CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
    YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
    ----------------------------------------------------------------------------

                                                         2002           2001           2000
                                                      ----------     ----------     ----------
    INCOME:
     Dividends from subsidiaries                      $    3,400     $    9,200     $    2,950
     Other income                                          8,019          5,351             32
                                                      ----------     ----------     ----------

       Total income                                       11,419         14,551          2,982
    EXPENSE:
     Salaries and employee benefits                        5,307          4,353
     Legal and accounting                                    677            609             73
     Other                                                 3,240          1,574            640
     Merger and acquisition expense                                          85            773
     Tax benefit                                            (490)          (528)          (312)
                                                      ----------     ----------     ----------

       Total expense                                       8,734          6,093          1,174
                                                      ----------     ----------     ----------
    Income before equity in undistributed income
     of subsidiaries                                       2,685          8,458          1,808
    Equity in undistributed income of subsidiaries         5,379         (1,792)         1,280
                                                      ----------     ----------     ----------

    Net income                                             8,064          6,666          3,088

    Other comprehensive income, net of tax                   900            930          1,269
                                                      ----------     ----------     ----------

    Total comprehensive income                        $    8,964     $    7,596     $    4,357
                                                      ==========     ==========     ==========

        CONDENSED STATEMENT OF CASH FLOWS
        YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
        ------------------------------------------------------------------------

                                                                   2002           2001           2000
                                                                ----------     ----------     ----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                 $    8,064     $    6,666     $    3,088
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Equity in undistributed income of subsidiaries               (5,379)         1,792         (1,280)
       Gain on sale of available for sale securities                                                  (4)
       Stock-based compensation expense                                378            189            208
       Effect of changes in:
        Other assets                                                  (445)        (1,114)          (558)
        Other liabilities                                              107          1,792             96
        Dividends receivable                                                                         372
                                                                ----------     ----------     ----------
          Net cash provided by operating activities                  2,725          9,325          1,922
                                                                ----------     ----------     ----------
    CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of available for sale securities                                              56
     Payments from subsidiaries                                                                     (120)
                                                                ----------     ----------     ----------
          Net cash used in investing activities                                                      (64)
                                                                ----------     ----------     ----------
    CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid                                            (2,151)        (2,226)        (1,485)
     Proceeds from issuance of Company obligated
       Mandatorily redeemable cumulative trust
       Preferred securities of subsidiary grantor trust                            10,000

     Repurchase of common shares                                    (1,055)       (17,115)
     Stock options exercised                                           339            251            111
                                                                ----------     ----------     ----------
          Net cash used in financing activities                     (2,867)        (9,090)        (1,374)
                                                                ----------     ----------     ----------
    INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                 (142)           235            484
    CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR                                               1,174            939            455
                                                                ----------     ----------     ----------
    CASH AND CASH EQUIVALENTS AT END OF YEAR                    $    1,032     $    1,174     $      939
                                                                ==========     ==========     ==========

24. SUBSEQUENT EVENT

    On March 11, 2003, the Board of Directors declared a three-for-two stock split payable May 15, 2003 to shareholders of record on April 15, 2003. References to shares outstanding, weighted average shares outstanding, per share amounts, ESOP shares, option shares and the related exercise prices included in the accompanying consolidated financial statements and notes have not been restated to reflect the three-for-two stock split with the exception of proforma earnings per share as disclosed on the consolidated statement of income.

                                INDEX OF EXHIBITS


Exhibit No.     Exhibit Name                                                                               Sequential Page No
-----------     ------------                                                                               ------------------
2(a)            Agreement and Plan of Reorganization and Merger, dated as of October 3, 1999               *
                (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on October 12, 1999).

2(b)            Addendum to Agreement and Plan of Reorganization and Merger dated as of September 25,      *
                2000 (incorporated by reference from Exhibit 2.7 to the Company's Current Report on Form
                8-K filed with the Commission on September 29, 2000).

3(a)            Amended and Restated Articles of Incorporation of North Valley Bancorp (incorporated by    *
                reference from Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended June 30, 1998).

3(b)            Certificate of Amendment of Amended and Restated Articles of Incorporation of North        *
                Valley Bancorp (incorporated by reference from Exhibit 3(b) to the Company's Annual
                Report on Form 10-K filed with the Commission for the year ended December 31, 2001.)

3(c)            By-laws of North Valley Bancorp, as amended and restated (incorporated by reference from   *
                Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended June 30, 1998).

4(a)            Amended and Restated Declaration of Trust (North Valley Capital Trust I) dated July 16,    *
                2001. (incorporated by reference from Exhibit 4(a) to the Company's Annual Report on
                Form 10-K filed with the Commission for the year ended December 31, 2001.)

4(b)            Indenture dated July 16, 2001. (incorporated by reference from Exhibit 4(b) to the         *
                Company's Annual Report on Form 10-K filed with the Commission for the year ended
                December 31, 2001.)

4(c)            Junior Subordinated Debt security of North Valley Bancorp (incorporated by                 *
                reference from Exhibit 4(c) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001.)

4(d)            Guarantee Agreement (North Valley Bancorp) dated July 16, 2001  (incorporated by           *
                reference from Exhibit 4(d) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001.)

10(a)           Shareholder Protection Rights Agreement, dated September 9, 1999 (incorporated by          *
                reference from Exhibit 4 to the Company's Current Report on Form 8-K filed with the
                Commission on September 23, 1999).

10(b)           North Valley Bancorp 1989 Employee Stock Option Plan, as amended (incorporated by          *
                reference from Exhibit 4.1 to Post-Effective Amendment No. One to the Company's
                Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December
                26, 1989). **

10(c)           North Valley Bancorp 1989 Employee Nonstatutory Stock Option Agreement (incorporated by    *
                reference from Exhibit 4.3 to Post-Effective Amendment No. One to the Company's
                Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December
                26, 1989). **

10(d)           North Valley Bancorp 1989 Director Stock Option Plan, as amended (incorporated by          *
                reference from Exhibit 4.2 to Post-Effective Amendment No. One to the Company's
                Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December
                26, 1989).  **

10(e)           North Valley Bancorp 1989 Director Nonstatutory Stock Option Agreement (incorporated by    *
                reference from Exhibit 4.4 to Post-Effective Amendment No. One to the Company's
                Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December
                26, 1989). **

Exhibit No.     Exhibit Name                                                                               Sequential Page No
-----------     ------------                                                                               ------------------
10(f)           Employee Stock Ownership Plan, as amended and restated as of January 1, 1987               *
                (incorporated by reference from Exhibit 10(x) to the company's Annual Report on Form
                10-K filed with the commission for the year ended December 31, 1993).**

10(g)           Amendment No. 3 to Employee Stock Ownership Plan (incorporated by reference from Exhibit   *
                10(ee) to the Company's Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1994). **

10(h)           Amendment No. 4 to Employee Stock Ownership Plan, dated August 19, 1997 (incorporated by   *
                reference from Exhibit 10 (kk) to the Company's Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997). **

10(i)           Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10(i) to    *
                the Company's Annual Report on Form 10-K filed with the Commission for the year ended
                December 31, 1988). **

10(j)           Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10(j) to      *
                the Company's Annual Report on Form 10-K filed with the Commission for the year ended
                December 31, 1988). **

10(k)           Supplemental Retirement Plan for Directors (incorporated by reference from Exhibit 10(k)   *
                to the Company's Annual Report on Form 10-K filed with the Commission for the year ended
                December 31, 1988). **

10(l)           Legal Services Agreement with Wells, Wingate, Small & Graham (incorporated by reference    *
                from Exhibit 10(q) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1987).

10(m)           Legal Services Agreement dated as of January 1, 2001, between North Valley Bancorp and     *
                J. M. Wells, Jr., Attorney at Law (incorporated by reference from Exhibit 10(m) to the
                Company's Annual Report on Form 10-K filed with the Commission for the year ended
                December 31, 2002.)


10(n)           Sales Agreement with Federated Securities Corp. (incorporated by reference from Exhibit    *
                10(gg) to the Company's Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1995).

10(o)           Linsco/Private Ledger, Inc. Full Service Brokerage Agreement (incorporated by reference    *
                from Exhibit 10(hh) to the Company's Annual Report on Form 10-KSB filed with the
                Commission for the year ended December 31, 1995).

10(p)           Executive Deferred Compensation Plan, effective January 1, 1989, restated April 1, 1995    *
                (incorporated by reference from Exhibit 10(dd) to the Company's Annual Report on Form
                10-KSB filed with the Commission for the year ended December 31, 1997). **

10(q)           Directors' Deferred Compensation Plan, effective April 1, 1995 (incorporated by            *
                reference from Exhibit 10(ee) to the Company's Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997). **

10(r)           Umbrella TrustTM for Directors, effective April 1, 1995 (incorporated by reference from    *
                Exhibit 10(ff) to the Company's Annual Report on Form 10-KSB filed with the Commission for the year ended December 31 1997). **

Exhibit No.     Exhibit Name                                                                               Sequential Page No
-----------     ------------                                                                               ------------------
10(s)           Umbrella TrustTM for Executives, effective April 1, 1995 (incorporated by reference from   *
                Exhibit 10(gg) to the Company's Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997). **

10(t)           Indemnification Agreement (incorporated by reference from Exhibit 10 to the Company's      *
                Quarterly Report filed with the Commission for the period ended June 30, 1998).

10(u)           North Valley Bancorp 1998 Employee Stock Incentive Plan, as amended through July 26,       *
                2001 (incorporated by reference from Exhibit 99.1 to the Company's Registration
                Statement on Form S-8 (No. 333-65950) filed with the Commission on July 26, 2001. **

10(v)           North Valley Bancorp 1999 Director Stock Option Plan (incorporated by reference from       *
                Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No. 333-65948) filed with the Commission on July 26, 2001.  **

10(w)           Amendment No. Two to the North Valley Bancorp 1989 Director Stock Option Plan              *
                (incorporated by reference from Exhibit 10(v) to the Company's Annual Report on Form
                10-K filed with the Commission for the year ended December 31, 1998). **

10(x)           Branch Purchase and Assumption Agreement dated as of September 15, 2000, between North     *
                Valley Bancorp and Scott Valley Bank (incorporated by reference from Exhibit 99.19 to the Company's Current Report on Form 8-K filed with the Commission on September 29,
                2000).

10(y)           Form of Executive Deferred Compensation Agreement executed in December 2000 between        *
                North Valley Bank and each of Michael J. Cushman, Sharon L. Benson, Jack R. Richter and
                Eric J. Woodstrom. (incorporated by reference from Exhibit 10(y) to the Company's Annual
                Report on Form 10-K filed with the Commission for the year ended December 31, 2001). **

10(z)           Form of Executive Deferred Compensation Agreement executed in December 2000 between Six    *
                Rivers Bank and Margie L. Plum (incorporated by reference from Exhibit 10(z) to the
                Company's Annual Report on Form 10-K filed with the Commission for the year ended
                December 31, 2001). **

10(aa)          Form of Director Deferred Fee Agreement executed in December 2000 between North Valley     *
                Bank and each of Rudy V. Balma, William W. Cox, Royce L. Friesen, Dan W. Ghidinelli,
                Thomas J. Ludden, Douglas M. Treadway and J.M. Wells, Jr. (incorporated by reference from Exhibit 10aa) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001). **

10(bb)          Form of Director Deferred Fee Agreement executed in December 2000 between Six Rivers       *
                Bank and each of Kevin D. Hartwick, William T. Kay, Jr., J. Michael McGowan, Warren L.
                Murphy and Dolores M. Vellutini. (incorporated by reference from Exhibit 10(bb) to the
                Company's Annual Report on Form 10-K filed with the Commission for the year ended
                December 31, 2001). **

10(cc)          Form of Employment Agreement executed in January 2001 between North Valley Bancorp and     *
                each of Michael J. Cushman, Jack R. Richter, Eric J. Woodstrom, Edward J. Czajka and
                Sharon L. Benson. (incorporated by reference from Exhibit 10(cc) to the Company's Annual
                Report on Form 10-K filed with the Commission for the year ended December 31, 2001). **

10(dd)          Employment Agreement executed in May 2001 between Six Rivers National Bank and Russell     *
                Harris. (incorporated by reference from Exhibit 10(dd) to the Company's Annual Report on
                Form 10-K filed with the Commission for the year ended December 31, 2001). **


Exhibit No.     Exhibit Name                                                                               Sequential Page No
-----------     ------------                                                                               ------------------
10(ee)          Form of Salary Continuation Agreement executed in October 2001 between North Valley        *
                Bancorp and each of Michael J. Cushman, Jack R. Richter, Eric J. Woodstrom, Edward J.
                Czajka and Sharon L. Benson. (incorporated by reference from Exhibit 10(ee) to the
                Company's Annual Report on Form 10-K filed with the Commission for the year ended
                December 31, 2001). **

10(ff)          Park Marina Lease dated July 23, 2001, between The McConnell Foundation and North Valley   *
                Bancorp for 300 Park Marina Circle, Redding, California 96001. (incorporated by reference from Exhibit 10(ff) to the Company's Annual Report on Form 10-K filed with the
                Commission for the year ended December 31, 2001).

10(gg)          Form of Salary Continuation Agreement executed in October 2001 between Six Rivers          *
                National Bank and each of Russell Harris and Margie L. Plum. (incorporated by reference from Exhibit 10(gg) to the Company's Annual Report on Form 10-K filed with the
                Commission for the year ended December 31, 2001).**

10(hh)          Form of Executive Deferred Compensation Agreement executed in January 2001 between North   *
                Valley Bank and Edward J. Czajka. (incorporated by reference from Exhibit 10(hh) to the
                Company's Annual Report on Form 10-K filed with the Commission for the year ended
                December 31, 2001). **

10(ii)          Form of Executive Deferred Compensation Agreement executed December 2001 between North     *
                Valley Bank and each of Michael J. Cushman, Sharon L. Benson, Jack R. Richter, Edward J.
                Czajka and Eric J. Woodstrom. Section 3.1.2 amended on all agreements. (incorporated by reference from Exhibit 10(ii) to the Company's Annual Report on Form 10-K filed with the
                Commission for the year ended December 31, 2001).**

10(jj)          Form of Executive Deferred Compensation Agreement executed January 2002, between Six       *
                Rivers National Bank and Russell Harris. Agreement includes amended Section 3.1.2.
                (incorporated by reference from Exhibit 10(jj) to the Company's Annual Report on Form
                10-K filed with the Commission for the year ended December 31, 2001). **

10(kk)          Form of Director Deferred Fee Agreement executed December 2001, between North Valley       *
                Bank and each of Rudy V. Balma, William W. Cox, Royce L. Friesen, Dan W. Ghidinelli,
                Thomas J. Ludden, Douglas M. Treadway and J.M. Wells, Jr.  Section 3.1.2 amended on all agreements. (incorporated by reference from Exhibit 10(kk) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001). **

10(ll)          Director Deferred Fee Agreement executed December 2001, between Six Rivers National Bank   *
                and each of Kevin D. Hartwick, William T. Kay, Jr., John  J. Gierek, Jr., Warren L.
                Murphy and Dolores M. Vellutini. Section 3.1.2 amended on all agreements. (incorporated by reference from Exhibit 10(ll) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001). **

10(mm)          Information services contract with Information Technology, Inc., dated June 17, 2002       79

21              List of Subsidiaries.                                                                     103

23.1            Consent of Perry-Smith LLP                                                                104

23.2            Consent of Deloitte & Touche LLP                                                          105

99.34           Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with Respect to   106
                The North Valley Bancorp Annual Report on Form 10-K for the year ended December 31, 2002

----------------------------------
*  Previously filed.
** Indicates management contract or compensatory plan or arrangement.

SIGNATURES
----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP

By: /s/ MICHAEL J. CUSHMAN
    ---------------------------
Michael J. Cushman
President and Chief Executive Officer

/s/ EDWARD J. CZAJKA
    ---------------------------
Edward J. Czajka
Executive Vice President & Chief Financial Officer


DATE: March 27, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME AND SIGNATURE                      TITLE                     DATE
------------------                      -----                     ----

/s/ RUDY V. BALMA                       Director                  March 27, 2003
-------------------------------         --------
Rudy V. Balma

/s/ MICHAEL J. CUSHMAN                  Director                  March 27, 2003
-------------------------------         --------
Michael J. Cushman

/s/ WILLIAM W. COX                      Director                  March 27, 2003
-------------------------------         --------
William W. Cox

/s/ ROYCE L. FRIESEN                    Director                  March 27, 2003
-------------------------------         --------
Royce L. Friesen

/s/ DAN W. GHIDINELLI                   Director                  March 27, 2003
-------------------------------         --------
Dan W. Ghidinelli

/s/ THOMAS J. LUDDEN                    Director                  March 27, 2003
-------------------------------         --------
Thomas J. Ludden

/s/ DOUGLAS M. TREADWAY                 Director                  March 27, 2003
-------------------------------         --------
Douglas M. Treadway

/s/ KEVIN D. HARTWICK                   Director                  March 27, 2003
-------------------------------         --------
Kevin D. Hartwick

/s/ DOLORES M. VELLUTINI                Director                  March 27, 2003
-------------------------------         --------
Dolores M. Vellutini

/s/ J. M. WELLS, JR.                    Director                  March 27, 2003
-------------------------------         --------
J. M. Wells, Jr.

CERTIFICATIONS*

I, Michael J. Cushman, certify that:

1. I have reviewed this annual report on Form 10-K of North Valley Bancorp (the Registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


/s/ MICHAEL J. CUSHMAN
--------------------------------
Michael J. Cushman
President, Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS*

I, Edward J. Czajka, certify that:

1. I have reviewed this annual report on Form 10-K of North Valley Bancorp (the Registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ EDWARD J. CZAJKA
--------------------------------
Edward J. Czajka
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)