Form 10-Q
period 2003-03-31
NORTH VALLEY BANCORP
filed 2003-05-15
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the period ended March 31, 2003.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Transition Period From _______________ to_______________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - 4,521,378 shares as of May 13, 2003.

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets--March 31, 2003 and
         December 31, 2002                                                    3

         Condensed Consolidated Statements of Income--For the Three
         months Ended March 31, 2003 and 2002                                 4

         Condensed Consolidated Statements of Cash Flows--For the
         Three months Ended March 31, 2003 and 2002                           5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          21

Item 4.  Controls and Procedures                                             21


PART II. OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                   21

Item 2.  Changes in Securities                                               21

Item 3.  Defaults Upon Senior Securities                                     21

Item 4.  Submission of Matters to a Vote of Security Holders                 21

Item 5.  Other Information                                                   21

Item 6.  Exhibits and Reports on Form 8-K                                    22


SIGNATURES                                                                   22
----------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands except share amounts)

ASSETS                                                            March 31,          December 31,
                                                                    2003                 2002
                                                                 ------------        ------------
Cash and due from banks                                          $     36,128        $     33,900
Federal funds sold                                                     49,900              21,400
                                                                 ------------        ------------
    Total cash and cash equivalents                                    86,028              55,300

Interest-bearing deposits in other financial institutions                 396                 517

Investment securities:
  Available for sale, at fair value                                   102,363             110,475
  Held to maturity, at amortized cost (fair value of $1,844 at
    March 31, 2003 and $1,843 at December 31, 2002                      1,455               1,455
Loans and leases net of allowance for loan and lease losses of
    $6,878 and $6,723 at March 31, 2003 and
    December 31, 2002                                                 418,127             437,843
Premises and equipment, net of accumulated
   depreciation and amortization                                       12,938              13,156
Other real estate                                                          28                  55
FHLB and FRB stock and other securities                                 3,308               3,258
Core deposit and other intangibles, net                                 2,651               2,772
Accrued interest receivable & other assets                             31,112              30,939
                                                                 ------------        ------------

TOTAL ASSETS                                                     $    658,406        $    655,770
                                                                 ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Noninterest-bearing demand                                     $    111,112        $    108,140
  Interest-bearing                                                    455,469             446,913
                                                                 ------------        ------------
    Total deposits                                                    566,581             555,053
Other borrowed funds                                                   24,176              32,888
Accrued interest and other liabilities                                  7,062               7,800
Company obligated mandatorily  redeemable cumulative
  trust preferred securities of subsidiary grantor trust               10,000              10,000
                                                                 ------------        ------------
Total liabilities                                                     607,819             605,741
                                                                 ------------        ------------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000
  shares; none outstanding
Common stock, no par value:  authorized 20,000,000
  shares, outstanding 6,930,792 and 6,951,141 at
  March 31, 2003 and December 31, 2002                                 25,199              25,112
Retained earnings                                                      24,244              23,260
Accumulated other comprehensive income, net of tax                      1,144               1,657
                                                                 ------------        ------------
Total stockholders' equity                                             50,587              50,029
                                                                 ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    658,406        $    655,770
                                                                 ============        ============

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands except per share amounts)


                                                               For the three months
                                                                  ended March 31,
                                                            ---------------------------
                                                                2003           2002
                                                            ------------   ------------
INTEREST INCOME:
Loans and leases including fees                             $      7,684   $      7,800
Securities:
    Taxable                                                        1,046          1,187
    Exempt from federal taxes                                        354            404
Federal funds sold                                                   108            100
                                                            ------------   ------------
   Total interest income                                           9,192          9,491
                                                            ------------   ------------

INTEREST EXPENSE:
Deposits                                                           1,596          2,302
Company obligated mandatorily redeemable cumulative trust
preferred securities of subsidiary grantor trust                     256            256
Other borrowings                                                     230            216
                                                            ------------   ------------
   Total interest expense                                          2,082          2,774
                                                            ------------   ------------

NET INTEREST INCOME                                                7,110          6,717

PROVISION FOR LOAN AND LEASE LOSSES                                   --            420
                                                            ------------   ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                        7,110          6,297

NONINTEREST INCOME:
  Service charges on deposit accounts                              1,290          1,513
  Other fees and charges                                             455            219
  Gain on sale of loans                                              204
  Gain on sales or calls of securities                               151
  Other                                                              620            538
                                                            ------------   ------------
    Total noninterest income                                       2,720          2,270
                                                            ------------   ------------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                   3,312          3,189
  Occupancy                                                          402            387
  Equipment                                                          749            415
  Other                                                            2,233          2,045
                                                            ------------   ------------
    Total noninterest expenses                                     6,696          6,036
                                                            ------------   ------------

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                            3,134          2,531

PROVISION FOR INCOME TAXES                                         1,039            783
                                                            ------------   ------------

NET INCOME                                                  $      2,095   $      1,748
                                                            ============   ============

EARNINGS PER SHARE:
  Basic                                                     $       0.30   $       0.25
                                                            ============   ============
  Diluted                                                   $       0.29   $       0.24
                                                            ============   ============

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                                           For the three months
                                                                             ended March 31,
                                                                       ----------------------------
                                                                           2003            2002
                                                                       ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                           $      2,095    $      1,748
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                               612             347
    Amortization of premium on securities                                        82             105
    Amortization of core deposit and other intangibles                          121             120
    Provision for loan and lease losses                                          --             420
    Gain on sale or calls of securities                                        (151)             --
    Gain on sale of loans                                                      (204              --
    Effect of changes in:
      Accrued interest receivable                                                (3)             96
      Other assets                                                              177            (528)
      Accrued interest and other liabilities                                   (738)            549
                                                                       ------------    ------------
           Net cash provided by operating activities                          1,991           2,857
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of other real estate owned                                27              56
    Net changes in FHLB, FRB and other securities                               (50)           (220)
    Purchases of available for sale securities                               (9,991)         (7,142)
    Proceeds from sales of available for sale securities                      4,344             539
    Proceeds from maturities/calls of available for sale securities          12,968          11,014
    Proceeds from sales of loans                                             18,661              --
    Net decrease(increase) in interest-bearing deposits at financial
       institutions                                                             121              (8)
    Net decrease(increase) in loans and leases                                1,259          (7,809)
    Purchases of premises and equipment, net                                   (394)           (200)
                                                                       ------------    ------------
           Net cash (used in) provided by investing activities               26,945          (3,770
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                 11,529           4,818
    Net (decrease)increase in Federal funds purchased and other
      borrowed funds                                                         (8,712)          5,839
    Cash dividends paid                                                        (693)           (468)
    Repurchase of common stock                                                 (573)             --
    Cash received for stock options exercised                                   192             153
    Compensation expense on stock options/grants                                 50             198
                                                                       ------------    ------------
           Net cash provided by financing activities                          1,792          10,540
                                                                       ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                        30,728           9,627
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               55,300          46,375
                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $     86,028    $     56,002
                                                                       ============    ============

ADDITIONAL INFORMATION:
    Cash paid during the period for:
    Interest                                                           $      2,488    $      2,937
                                                                       ============    ============
    Income taxes                                                       $        350    $         50
                                                                       ============    ============

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2003.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (North Valley Bank ("NVB"), Six Rivers Bank ("SRB"), North Valley Capital Trust I, North Valley Trading Company, which is inactive, and Bank Processing, Inc. ("BPI") a California corporation). Significant intercompany items and transactions have been eliminated in consolidation.

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


NOTE B - SECURITIES

At March 31, 2003 and December 31, 2002, the amortized cost of securities and their approximate fair value were as follows:

    (in thousands)                                            Gross           Gross          Carrying
                                             Amortized      Unrealized      Unrealized        Amount
    Available for sale securities:              Cost          Gains           Losses       (Fair Value)
                                            ------------   ------------    ------------    ------------
    March 31, 2003
      Securities of U.S. government
        agencies and corporations           $     12,700   $         32    $       (327)   $     12,405
      Obligations of states and political
        subdivisions                              21,724          1,121             (79)         22,766
      Mortgage backed securities                  52,898            803             (14)         53,687
      Corporate securities                         6,045            319             (29)          6,335
      Other securities                             7,126             87             (43)          7,170
                                            ------------   ------------    ------------    ------------

                                            $    100,493   $      2,362    $       (492)   $    102,363
                                            ============   ============    ============    ============

    December 31, 2002
      Securities of U.S. government
        agencies and corporations           $     11,220   $          9                    $     11,229
      Obligations of states and political
        subdivisions                              23,580          1,138    $        (67)         24,651
      Mortgage backed securities                  59,915          1,108              (4)         61,019
      Corporate securities                         8,976            520                           9,496
      Other securities                             4,088                             (8)          4,080
                                            ------------   ------------    ------------    ------------
                                            $    107,779   $      2,775    $        (79)   $    110,475
                                            ============   ============    ============    ============

                                             Carrying
                                              Amount         Gross          Gross
                                            (Amortized     Unrealized     Unrealized
    Held to maturity securities:               Cost)         Gains          Losses       Fair Value
                                           ------------   ------------   ------------   ------------
    March 31, 2003
    --------------
      Obligation of states and political
        subdivisions                       $      1,455   $        389   $         --   $      1,844
                                           ============   ============   ============   ============


                                            Carrying
                                             Amount          Gross          Gross
                                           (Amortized      Unrealized     Unrealized
    Held to maturity securities:              Cost)          Gains          Losses       Fair Value
                                           ------------   ------------   ------------   ------------
    December 31, 2002
    -----------------
      Obligation of states and political
        subdivisions                       $      1,455   $        388   $         --   $      1,843
                                           ============   ============   ============   ============

         Gross realized gains on sales or calls of available-for-sale securities were $162,000 for the three months ended March 31, 2003. There were no gross realized gains on sale of available-for-sale securities for the three months ended March 31, 2002. Gross realized losses on sales or calls of available-for-sale securities were $11,000 for the three months ended March 31, 2003. There were no gross realized losses on sales of available-for-sale securities for the three months ended March 31, 2002.

         There were no sales or transfers of held-to-maturity securities for the three months ended March 31, 2003 and 2002.

         Scheduled maturities of held-to-maturity and available-for-sale securities (other than equity securities with an amortized cost of approximately $7,126,000 and a fair value of approximately $7,170,000) at March 31, 2003, are shown below (in thousands). The Company invests in mortgage backed securities ("MBSs") issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association. Actual maturities of MBSs and other securities may differ from contractual maturities because borrowers have the right to prepay mortgages without penalty or call obligations with or without call penalties. The Company uses the "Wall Street" consensus average life at the time the security is purchased to schedule maturities of these MBSs and adjusts scheduled maturities periodically based upon changes in the Wall Street estimates.

                                         Held to Maturity Securities  Available for Sale Securities
                                         ---------------------------   ---------------------------
                                          Amortized
                                             Cost                                      Fair Value
                                          (Carrying                     Amortized      (Carrying
                                            Amount)      Fair Value        Cost          Amount)
                                         ------------   ------------   ------------   ------------
    Due in 1 year or less                                              $     33,388   $     33,798
    Due after 1 year through 5 years                                         27,932         29,068
    Due after 5 years through 10 years                                        6,503          6,535
    Due after 10 years                   $      1,455   $      1,844         25,544         25,792
                                         ------------   ------------   ------------   ------------

                                         $      1,455   $      1,844   $     93,367   $     95,193
                                         ============   ============   ============   ============

         At March 31, 2003 and December 31, 2002 securities having fair value amounts of approximately $60,138,000 and $65,052,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

NOTE C - STOCK-BASED COMPENSATION

         At March 31, 2003, the Company has three stock-based compensation plans, the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan. The Company accounts for these plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income under the Employee Plan, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in the financial statements for the differences between the fair value of the options at the date of the grant and the exercise price at 85% of the fair value for the Director Plans.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. Pro forma adjustments to the Company's net earnings and earnings per share are disclosed during the years in which the options become vested.


                                                                         Three months ended March 31,
                                                                         ----------------------------
    (in thousands)                                                           2003            2002
                                                                         ------------    ------------

      As reported                                                        $      2,095    $      1,748
    Add:  total stock-based compensation expense included in net
      income, net of tax                                                           30             119
    Deduct:  total stock-based compensation expense
      determined under the fair value based method for all awards, net
      of related tax effects                                                      (92)            (99)
                                                                         ------------    ------------
      Pro forma                                                          $      2,033    $      1,768
                                                                         ============    ============

    Basic earnings per common share:
      As reported                                                        $       0.30    $       0.25
      Pro forma                                                          $       0.29    $       0.25

    Diluted earnings per common and equivalent share:
      As reported                                                        $       0.29    $       0.24
      Pro forma                                                          $       0.28    $       0.25
    Weighted average fair value of options
        granted during the year                                          $       4.11    $       3.12

--------------------------------------------------------------------------------

             The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:


                                                 March 31, 2003   March 31, 2002

    Dividend yield                                     3.12%            2.70%
    Expected volatility                               19.87%           21.44%
    Risk-Free interest rate                            5.00%            5.00%
    Expected option life                            7 years          7 years

--------------------------------------------------------------------------------

NOTE D - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income. The Company's only sources of other comprehensive income are derived from unrealized gains and losses on available-for-sale investment securities and adjustments to the minimum pension liability. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company's total comprehensive income was as follows:


                                                   Three months ended March 31,
                                                   ----------------------------
(in thousands)                                         2003            2002
                                                   ------------    ------------

Net income                                         $      2,095    $      1,748
Other comprehensive income:
  Reclassification adjustment and tax                       109
  Holding gain (loss) arising during period                (622)           (275)
                                                   ------------    ------------
                                                           (513)           (275)

Total comprehensive income                         $      1,582    $      1,473
                                                   ============    ============


NOTE E - EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three month periods ended March 31, 2003 and 2002 is reconciled as follows:


                                                    Three months ended March 31,
                                                    ---------------------------
(In thousands except earnings per share)                2003           2002
                                                    ------------   ------------

Calculation of Basic Earnings Per Share

Numerator - net income                              $      2,095   $      1,748
Denominator - weighted average common
  shares outstanding                                       6,937          7,005
                                                    ------------   ------------

Basic Earnings Per Share                            $       0.30   $       0.25
                                                    ============   ============


Calculation of Diluted Earnings Per Share

Numerator - net income                              $      2,095   $      1,748
Denominator - weighted average common
  shares outstanding                                       6,937          7,005
  Dilutive effect of outstanding options                     303            210
                                                    ------------   ------------
                                                           7,240          7,215
                                                    ------------   ------------

Diluted Earnings Per Share                          $       0.29   $       0.24
                                                    ============   ============


NOTE F - SEGMENT DISCLOSURE

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

         The accounting policies of the segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002. The Company evaluates performance based on operating results before income taxes not including nonrecurring gains or losses.

         The Company derives a majority of its revenues from interest income and the chief operating decision maker relies primarily on net interest income and non-interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the total revenues for the segments reported below consists of net interest income plus noninterest income for the three months ended March 31, 2003 and 2002.

         The Company does not have operating segments other than those reported. Parent company financial information is included in the Other category in the disclosures below along with the activity of BPI, North Valley Trading Co. and North Valley Capital Trust I and represents the Company's Other operating segment.

         The Company does not have a single external customer from which it derives 10 percent or more of its revenues and operates in one geographical area.

         Information about reportable segments, and reconciliation of such information to the condensed consolidated financial statements as of and for the three month periods ended March 31, follows:

    Three months ended:                      NVB          SRB         Other         Total
                                          ----------   ----------   ----------    ----------
    March 31, 2003:
    Total revenues                        $    7,045   $    2,925   $     (140)   $    9,830
    Net income (loss)                     $    1,800   $      424   $     (129)   $    2,095
    Interest income                       $    6,350   $    2,842   $       --    $    9,192
    Interest expense                      $    1,092   $      734   $      256    $    2,082
    Depreciation and amortization         $      543   $      217   $       55    $      815
    Provision for loan and lease losses   $       --   $       --   $       --    $       --
    Total assets                          $  442,873   $  212,709   $    2,595    $  658,177

    March 31, 2002:

    Total revenues                        $    6,492   $    2,620   $     (125)   $    8,987
    Net income (loss)                     $    1,599   $      293   $     (144)   $    1,748
    Interest income                       $    6,518   $    2,972   $       --    $    9,490
    Interest expense                      $    1,092   $      734   $      256    $    2,082
    Depreciation and amortization         $      231   $      224   $       12    $      467
    Provision for loan and lease losses   $      600   $      100   $       --    $      700
    Total assets                          $  405,220   $  201,237   $    1,078    $  607,535


NOTE G-STOCK REPURCHASE PROGRAM

         The Board of Directors of the Company has authorized a stock repurchase program under which repurchases will be made from time to time by the Company, in compliance with Securities and Exchange Commission rules, to a level as authorized by the Board. On July 31, 2002, the Board of Directors authorized a new common stock repurchase program. The program calls for the repurchase of up to 3.0% of the Company's outstanding shares, or approximately 140,000 shares, based on approximately 4,665,000 shares outstanding as of the date of the announcement. Under this latest program, a total of 139,802 shares have been repurchased through April 24, 2003 for total consideration of $2,787,391.


NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the Company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional interim disclosure requirements of the Statement are included in these financial statements. In management's opinion, the adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of its operations or its cash flows.

         On April 30, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in Statement 133. The Statement also clarifies when a derivative contains a financing component. The

Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. In management's opinion, adoption of this statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

NOTE I - SUBSEQUENT EVENTS

         COMPANY OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST - During the first quarter of 2003, the Company formed North Valley Capital Trust II as a special purpose entity ("SPE") which is consolidated into the Company's financial statements. North Valley Capital Trust II is a Delaware business trust wholly owned by the Company and formed for the purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities of Subsidiary Grantor Trust holding solely junior subordinated debentures.

         On April 10, 2003, North Valley Capital Trust II issued 6,000 Trust Preferred Securities with a liquidation value of $1,000 for gross proceeds of $6,000,000. The entire proceeds of the issuance were invested by North Valley Capital Trust I in $6,000,000 aggregate principal amount of 6.448% subordinated debentures due in 2033 (the Subordinated Debentures) issued by the Company. The Subordinated Debentures represent the sole assets of North Valley Capital Trust II.

         Holders of the trust preferred securities are entitled to cumulative cash distributions at an annual rate of 6.448% of the liquidation amount of $1,000 per security. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default in the payment of interest on the Subordinated Debentures. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities (the Guarantee). The Guarantee, when taken together with the Company's obligations under the Subordinated Debentures, the Indenture Agreement pursuant to which the subordinated Debentures were issued and the Company's obligations under the Trust Agreement governing the subsidiary trust, provide a full and unconditional guarantee of amounts due on the Trust Preferred Securities.

         STOCK SPLIT - On March 12, 2003, The Company announced a 3 for 2 stock split in the form of a dividend payable to holders of common stock on April 15, 2003, the record date. The stock dividend will be distributed on May 15, 2003 with each shareholder receiving one additional share for every two shares held on the record date. Partial shares will be paid in cash based upon the market price on the record date. All share and earnings per share figures in this report have been adjusted to reflect the 3-for-2 stock split announced on March 12, 2003.

         STOCK REPURCHASE PLAN - On April 28, 2003, the Board of Directors authorized a new common stock repurchase program. The program calls for the repurchase of up to 3.0% of the Company's outstanding shares, or approximately 136,000 shares, based on approximately 4,555,000 shares outstanding as of the date of the announcement, or 204,000 shares based on approximately 6,833,000 shares outstanding after giving effect to the 3 for 2 stock split payable on May 15, 2003 to holders of record of April 15, 2003.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

         Certain statements in this Form 10-Q (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Shasta and Humboldt Counties; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. In addition, recent events, including those of September 11, 2001, and efforts of the U.S. Government to combat terrorism, have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers.

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

Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. Certain amounts in 2002 have been reclassified to conform with the 2003 financial statement presentation.


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

         Our allowance for loan and lease losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses and therefore this estimate could differ from losses that occur in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss for specific loans. Historical loss information, expected cash flows and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances including model imprecision. For further information regarding our allowance for credit losses, see "Allowance for Loan and Lease Losses" on page 16.

Corporate Reform Legislation

         President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the "Act") on July 30, 2002, which responds to recent issues in corporate governance and accountability. Among other matters, key provisions of the Act provide for:

     o Expanded oversight of the accounting profession by creating a new independent oversight board to be monitored by the SEC.
     o Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.
     o Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO, and makes it a crime for an issuer to interfere with an audit.
     o Enhanced financial disclosures, including periodic reviews for the largest issuers and real time disclosure of material company information.
     o Enhanced criminal penalties for a broad array of white-collar crimes and increases in the statute of limitations for securities fraud lawsuits.

     The effect of the Act upon corporations is uncertain; however, it is likely that compliance costs may increase as corporations modify procedures if required to conform to the provisions of the Act. The Company does not currently anticipate that compliance with the Act will have a material effect upon its financial position or results of its operations or its cash flows.

Overview
--------

         North Valley Bancorp (the "Company") is a multi-bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Board of Governors"). The Company was incorporated in 1980 in the State of California. The Company wholly owns its principal subsidiaries, North Valley Bank ("NVB"), Six Rivers Bank ("SRB"), North Valley Capital Trust I, North Valley Capital Trust II, North Valley Trading Company, which is inactive, and Bank Processing, Inc. ("BPI"), a California corporation. The sole subsidiary of NVB, which is inactive, is North Valley Basic Securities (the "Securities Company").

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

Earnings Summary
----------------

                                                   Three months ended March 31,
                                                   ----------------------------
(in thousands except per share amounts)                2003            2002
                                                   ------------    ------------

Net interest income                                $      7,110    $      6,717
Provision for loan and lease losses                          --             420
Noninterest income                                        2,720           2,270
Noninterest expense                                       6,696           6,036
Provision for income taxes                                1,039             783
                                                   ------------    ------------
Net income                                         $      2,095    $      1,748
                                                   ============    ============

Earnings Per Share
    Basic                                          $       0.30    $       0.25
    Diluted                                        $       0.29    $       0.24

Annualized Return on Average Assets                        1.28%           1.16%
Annualized Return on Average Equity                       16.85%          16.38%

         The Company's consolidated net income for the three months ended March 31, 2003 was $2,095,000, or $0.29 per diluted share, compared to $1,748,000, or
$0.24 diluted earnings per share for the same period in 2002. Return on average assets was 1.28% and return on average equity was 16.85% for the three months ended March 31, 2003 improving over the 1.16% and 16.38% for the same period in 2002.

         For the three months ended March 31, 2003, the Company took no provision for loan losses. This compares to $420,000 for the same period in 2002. The decreased level of provision is due to the results of the Company's methodology for measuring the adequacy of the allowance for loan losses. Factors include size and mix of loan portfolio, non-performing loan levels, charge-off/recovery activity and other factors including economic activity. Management believes that the current level of allowance for loan and lease losses as of March 31, 2003 of $6,878,000 or 1.62% of total loans and leases is adequate at this time. The allowance for loan and lease losses was $6,723,000 or 1.52% of total loans and leases at December 31, 2002. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses" on page 17.


Net Interest Income
-------------------

         Net interest income is the principal source of the Company's operating earnings and represents the difference between interest earned on loans and leases and other investments and interest paid on deposits and other borrowings. The amount of interest income and expense is affected by changes in the volume and mix of earning assets and interest-bearing deposits, along with changes in interest rates.

         The following table is a summary of the Company's net interest income presented on a fully taxable equivalent (FTE) basis, for tax-exempt investments included in earning assets, for the periods indicated:

                                                    Three months ended March 31,
                                                    ---------------------------
(In thousands)                                          2003           2002
                                                    ------------   ------------

Interest income                                     $      9,192   $      9,491
Less: Interest expense                                     2,082          2,774
FTE adjustment                                               183            208
                                                    ------------   ------------
Net interest income (FTE)                           $      7,293   $      6,925
                                                    ============   ============

         Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The increase in net interest income (FTE) for the three month periods ended March 31, 2003 resulted primarily from the decreasing rates paid on interest-bearing liabilities as well as the growth in average earning assets, which was offset by lower yields on those assets. During 2002, the Federal Reserve Bank Board reduced short-term interest rates by 50 basis points on top of the total reduction in 2001 of 475 basis points. Management has thus far been able to effectively manage the net interest margin during the dramatic change in rates due to its diversified balance sheet, strong core deposit base and proactive management of the investment portfolio and borrowings. While average interest earning assets for the three months ended March 31, 2003 increased by $40,875,000 or 7.6% from the same period last year, yields on average earning assets decreased 74 basis points from 7.28% to 6.54%. Average interest bearing liabilities increased by $36,241,000 or 8.0% for the three months ended March 31, 2003 compared to the same period in 2001 while the average rate paid on those liabilities decreased 76 basis points from 2.48% to 1.72%. The Company's net interest margin (FTE) decreased slightly from 5.20% for the three month period ended March 31, 2002 to 5.09% for the same period ended March 31, 2003.

          The following table is a summary of the Company's net interest margin
(FTE) for the periods indicated:

                                                      Three months
                                                     Ended March 31,
                                                 ---------------------
                                                  2003           2002
                                                 ------         ------
Yield on earning assets                           6.54%          7.28%
Rate paid on interest-bearing                     1.72%          2.48%
                                                 ------         ------
liabilities
  Net interest spread                             4.82%          4.81%
                                                 ======         ======
  Net interest margin                             5.09%          5.20%
                                                 ======         ======

Noninterest Income
------------------

         The following table is a summary of the Company's noninterest income for the periods indicated:

Noninterest Income                                  Three months Ended March 31,
                                                    ---------------------------
   (In thousands)                                       2003           2002
                                                    ------------   ------------

  Service charges on deposit accounts               $      1,290   $      1,301
  Other fees and charges                                     455            431
  Gain (loss) on sale of loans                               204             --
  Gain on sale or calls of securities                        151             --
  Other                                                      620            538
                                                    ------------   ------------
Total noninterest income                            $      2,720   $      2,270
                                                    ============   ============

         Non-interest income increased from $2,270,000 for the three months ended March 31, 2002 to $2,720,000 for the same period in 2003. Service charges on deposits decreased slightly to $1,290,000 for the three months ended March 31, 2003 from $1,301,000 for the same period in 2002. Other fees and charges increased slightly from $431,000 during the first quarter of 2002 to $455,000 for the same period in 2003. This increase was primarily due to an increase in ATM service charge income. The Company recorded $204,000 in gains on sales of mortgages and $151,000 in gains on sales and calls of investment securities. Please see the paragraph below for a discussion of mortgage loan sales. Other income increased from $538,000 for the quarter ended March 31, 2002 to $620,000 for the same period in 2003. The increase in other income was primarily due to an increase on earnings on life insurance holdings which were purchased to fund the Company's salary continuation plan and an increase in operational recoveries.

         During the fourth quarter of 2002, the Company began to sell new production conforming first trust deed mortgage loans into the secondary market and retaining the servicing on these loans. This is part of a strategy to maintain a beneficial product mix within the loan portfolio while also maintaining a shorter duration within the loan portfolio due to the historically low interest rate environment. While this strategy may serve to slightly reduce the overall yield on earning assets in the near-term, the benefit is that when rates do start to move back up, the Company will be in a better position to respond to rate changes and maintain a consistent net interest margin. This strategy also provided $204,000 in gains on loan sales for the three months ended March 31, 2003 as compared to $0 in the same period in 2002.

Noninterest Expense
-------------------

         The following table is a summary of the Company's noninterest expense for the periods indicated:

                                                    Three months Ended March 31,
                                                    ---------------------------
(In thousands)                                          2003           2002
                                                    ------------   ------------

Salaries & employee benefits                        $      3,312   $      3,189
Equipment expense                                            749            415
Occupancy expense                                            402            387
Marketing                                                    198            267
Data processing expenses                                      37             73
ATM expense                                                  249            156
Printing & supplies                                          163            133
Postage                                                      130            172
Messenger expense                                             69            115
Professional services                                        242            193
Other                                                      1,145            936
                                                    ------------   ------------
     Total Noninterest expense                      $      6,696   $      6,036
                                                    ============   ============

         Noninterest expense totaled $6,696,000 for the three-month period ended March 31, 2003, compared to $6,036,000 for the same period in 2002. Salaries and benefits increased by $123,000 or 3.9% to $3,312,000 for the three months ended March 31, 2003 compared to $3,189,000 for the same period in 2002. The increase in salary expense was due to regular merit increases and new employees associated with a new branch facility but was partially offset by a reduction in employees in BPI due to the change in core systems which requires less personnel. Equipment expense increased for the three month period ended March 31, 2003 due to the opening of one new branch in August of 2002 and an increase in depreciation expense associated with the Company's new core operating system. All other expense categories combined totaled $2,635,000 for the three months ended March 31, 2003 compared to $2,432,000 for the same period in 2002, an increase of $203,000 or 8.3% and was due to normal growth. Other significant changes were ATM expense and professional services which increased for the three-month period ended March 31, 2003 compared to the same periods in 2002. The Company's efficiency ratio for the first three months of 2003 was 68.1%, slightly higher than the 67.2% efficiency ratio achieved for the first three months of 2002.

Income Taxes
------------

         The provision for income taxes for the three months ended March 31, 2003 was $1,039,000 as compared to $783,000 for the same period in 2002. The effective income tax rate for state and federal income taxes was 33.2% for the three months ended March 31, 2003 compared to 30.9 % for the same period in 2002. The increase in the effective tax rate was due to a decrease in the Company's tax-exempt income relative to total revenues. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company's investment in municipal securities and life insurance policies whose income is exempt from Federal taxes.

Impaired, Nonaccrual, Past Due and Restructured Loans and Leases and Other Nonperforming Assets
--------------------------------------------------------------------------------

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

         At March 31, 2003, the recorded investment in loans and leases for which impairment has been recognized was approximately $1,367,000 with a related valuation allowance, which is included in the specific allowance of $652,000. For the period ended March 31, 2003 the average recorded investment in loans and leases for which impairment has been recognized was approximately $1,410,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $4,000 for cash payments received in 2003.

         At December 31, 2002, the recorded investment in loans and leases for which impairment had been recognized was approximately $1,452,000 with a related valuation allowance of $365,000. For the year ended December 31, 2002, the average recorded investment in loans and leases for which impairment had been recognized was approximately $948,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $63,000 for cash payments received in 2002.

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

         Non-performing assets at March 31, 2003, and December 31, 2002, are summarized as follows:

                                                             March 31,     December 31,
                                                               2003            2002
                                                           ------------    ------------
Nonaccrual loans and leases                                $      1,326    $      1,452
Loans and leases 90 days past due and still
  accruing interest                                               1,810             864
                                                           ------------    ------------

Total nonperforming loans and leases
                                                                  3,136           2,316
Other real estate                                                    28              55
                                                           ------------    ------------

Total nonperforming assets                                 $      3,164    $      2,371
                                                           ============    ============

Nonaccrual loans and leases to total gross loans
  and leases                                                       0.31%           0.33%
Nonperforming loans and leases to total gross
  loans and leases                                                 0.74%           0.52%
Total nonperforming assets to total assets                         0.48%           0.36%

Allowance for Loan and Lease Losses
-----------------------------------


         A summary of the allowance for loan and lease losses at March 31, 2003, March 31, 2002 and December 31, 2002, is as follows:

                                                            March 31,         March 31,     December 31,
(In thousands)                                                2003              2002            2002
                                                           ------------     ------------    ------------
Balance beginning of period                                $      6,723     $      5,786    $      5,786
Provision for loan and lease losses                                  --              420           1,795
Net (recoveries) charge offs                                       (155)             177             858
                                                           ------------     ------------    ------------

Balance end of period                                      $      6,878     $      6,029    $      6,723
                                                           ============     ============    ============

Allowance for loan and lease losses to nonaccrual loans
  and leases                                                     518.70%          763.17%         463.02%
Allowance for loan and lease losses to nonperforming
  loans and leases                                               219.32%          261.00%         290.28%
Allowance for loan and lease losses to total gross loans
  and leases                                                       1.62%            1.49%           1.51%
Ratio of net charge-offs to average loans and
  leases outstanding (annualized)                                 (0.16%)           0.16%           0.20%

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

          2.   Specific Allowance

         Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individually impaired credit. In other words, these allowances are specific to the loss inherent in a particular loan. The amount for a specific allowance is calculated in accordance with SFAS No. 114, "Accounting By Creditors For Impairment Of A Loan".

          3.   Unallocated Allowance

         The Company maintains an unallocated loan and lease loss allowance that is based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated in connection with the unallocated allowance at March 31, 2003 included the following, which existed at the balance sheet date:

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

          o Loan volumes and concentrations, including trends in past due and nonperforming loans

          o    Seasoning of the loan portfolio

          o    Status of the current business cycle

          o    Specific industry or market conditions within portfolio segments

          o    Model imprecision

         At March 31, 2003, the allowance for loan losses was comprised of $5,795,000 in formula and specific allowances and $1,083,000 in unallocated allowance. The $5,795,000 in formula and specific allowances reflects management's estimate of the inherent loss in various pools or segments in the portfolio, and includes adjustments for general economic conditions, trends in the portfolio, changes in the mix of the portfolio and the level of formula allowance is consistent from 2002 to 2003.

         The $1,083,000 in unallocated allowance at March 31, 2003, is nearly flat with the $1,098,000 in unallocated allowance as of December 31, 2002. The Company's analysis of economic factors in determining the appropriate level of unallocated reserves has not significantly changed from December 31, 2002.

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

Liquidity
---------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $23,500,000 as of March 31, 2003 were available to provide liquidity. The Company has a revolving, unsecured line of credit for $3,000,000 with a correspondent bank as of March 31, 2003. In addition, NVB and SRB are both members of the Federal Home Loan Bank ("FHLB") System providing additional borrowing capacity of $24,970,000 secured by certain loans and investment securities as of March 31, 2003. The Company also has a line of credit with Federal Reserve Bank ("FRB") of $7,493,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of March 31, 2003, borrowings consisted of $23,501,000 in medium-term FHLB advances, long-term borrowings of $275,000 were outstanding with the FHLB, $401,000 was outstanding with the FRB under the Treasury, Tax, and Loan program and $10,000,000 was outstanding in the form of Company obligated mandatorily redeemable cumulative trust preferred securities.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $194,438,000 and $167,747,000 (or 29.5% and 25.6% of total assets) at March 31, 2003 and December 31, 2002, respectively. Total liquid assets for March 31, 2003 and December 31, 2002 include investment securities of $1,455,000 classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $519,780,000 and $506,162,000 at March 31, 2003 and December 31, 2002, respectively.

         In assessing liquidity, historical information such as seasonal loan demand, local economic cycles and the economy in general are considered along with current ratios, management goals and unique characteristics of the Company. Management believes the Company is in compliance with its policies relating to liquidity.

Interest Rate Sensitivity
-------------------------

         The Company constantly monitors earning asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities. Management responds to all of these to protect and possibly enhance net interest income while managing risks within acceptable levels as set forth in the Company's policies. In addition, alternative business plans and contemplated transactions are also analyzed for their impact. This process, known as asset/liability management, is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and other borrowings in the ways prescribed above.

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

Basis Risk

         The first interest-related risk, basis risk, arises from the fact that interest rates rarely change in a parallel or equal manner. The interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. For example, while the repricing of a specific asset and a specific liability may occur at roughly the same time, the interest rate on the liability may rise one percent in response to rising market rates while the asset increases only one-half percent. While the Company would appear to be evenly matched with respect to mismatch risk, it would suffer a decrease in net interest income. This exposure to basis risk is the type of interest risk least able to be managed, but is also the least dramatic. Avoiding concentration in only a few types of assets or liabilities is the best means of increasing the chance that the average interest received and paid will move in tandem. The wider diversification means that many different rates, each with their own volatility characteristics, will come into play.

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

         The hypothetical impact of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. This exercise is valuable in identifying risk exposures. The results for the Company's most recent simulation analysis indicate that the Company's net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of December 31, 2002.

         For this simulation analysis, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk.

Segment Discussion
------------------

         Management recognizes that each of the subsidiary banks operate in a different market and also have unique operating challenges. NVB has historically operated in a more efficient manner than does SRB. This is primarily due to the operating history and infrastructure of SRB. Since the merger with SRB in October 2000, management has been focused on making SRB a more efficient organization and has had some success in making SRB more profitable. Total revenues and net income at SRB are both up for the first three months of 2003 as compared to the same period in 2002, total revenues increased from $2,624,000 in 2002 to $2,925,000 in 2003 while net income is up from $293,000 in 2002 to $424,000 in 2003, a 44.7% increase.

Financial Condition as of March 31, 2003 As Compared to December 31, 2002
-------------------------------------------------------------------------

         Total assets at March 31, 2003, were $658,406,000, compared to December 31, 2002 assets of $655,770,000. Investment securities and federal funds sold totaled $153,718,000 at March 31, 2003, compared to $133,330,000 at December 31,
2002.

         Net loans and leases, the Company's major component of earning assets, decreased during the first three months of 2003 to $418,127,000 at March 31, 2003 from $437,843,000 at December 31, 2002. The Company's average loan to deposit ratio was 80.2% at December 31, 2002 and 78.1% for the three months ended March 31, 2003. The decrease in loans outstanding is primarily due to the sale of the Company's fixed-rate single-family mortgage originations as discussed on page 14 of this report.

         Total deposits increased to $566,581,000 at March 31, 2003 compared to $555,053,000 at December 31, 2002 with an increase in noninterest-bearing deposits, interest-bearing checking, and in savings of $16,510,000 and a decrease in time deposits of $4,982,000. The decrease in time certificates is primarily due to the low rate environment in which customers are more inclined to keep their deposits in shorter duration instruments. The increase in demand and interest bearing demand balances is attributed to the success of the "Positively Free Checking" program. This change in the deposit mix from December 31, 2002 had a positive effect on the Company's cost of funds, which was reduced from 2.48% for the three months ended March 31, 2002 to 1.72% for the three months ended March 31, 2003.

         The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as very positive because it limits the Company's ability to earn a high rate of return on stockholders' equity (ROE). Stockholders' equity increased to $50,587,000 as of March 31, 2003, as compared to $50,029,000 at December 31, 2002. The increase was primarily as a result of the net income of $2,095,000, the effect of stock options exercised of $192,000, compensation expenses recorded on stock options and grants of $50,000, offset by a decrease in the unrealized gain on available-for-sale of securities of $513,000, by cash dividends of $693,000, and the stock repurchase of $573,000. Under current regulations, the management believes that the Company meets all capital adequacy requirements and both of the Company's subsidiary banks were considered well capitalized at March 31, 2003 and December 31, 2002.

The Company's and the Bank's capital amounts (in thousands) and risk-based capital ratios are presented below.

                                                                                                       To Be Well
                                                                                                   Capitalized Under
                                                                       For Capital                 Prompt Corrective
                                           Actual                   Adequacy Purposes              Action Provisions
                                ---------------------------    ---------------------------    ---------------------------
                                                                 Minimum         Minimum         Minimum         Minimum
                                   Amount          Ratio          Amount          Ratio           Amount          Ratio
Company
As of March 31, 2003:
  Total capital
    (to risk weighted assets)   $     62,575          12.99%   $     38,542           8.00%            N/A            N/A
  Tier I capital
    (to risk weighted assets)   $     56,542          11.74%   $     19,271           4.00%            N/A            N/A
  Tier I capital
    (to average assets)         $     56,542           8.69%   $     26,022           4.00%            N/A            N/A

As of December 31, 2002:
  Total capital
    (to risk weighted assets)   $     61,581          12.58%   $     39,157           8.00%            N/A            N/A
  Tier I capital
    (to risk weighted assets)   $     55,455          11.33%   $     19,578           4.00%            N/A            N/A
  Tier I capital
    (to average assets)         $     55,455           8.59%   $     25,815           4.00%            N/A            N/A


North Valley Bank
As of March 31, 2003:
  Total capital
    (to risk weighted assets)   $     42,394          12.62%   $     26,865           8.00%   $     33,582          10.00%
  Tier I capital
    (to risk weighted assets)   $     38,196          11.37%   $     13,433           4.00%   $     20,149           6.00%
  Tier I capital
    (to average assets)         $     38,196           8.71%   $     17,536           4.00%   $     21,919           5.00%

As of December 31, 2002:
  Total capital
    (to risk weighted assets)   $     41,380          12.12%   $     27,316           8.00%   $     34,146          10.00%
  Tier I capital
    (to risk weighted assets)   $     37,192          10.89%   $     13,658           4.00%   $     20,487           6.00%
  Tier I capital
    (to average assets)         $     37,192           8.61%   $     17,279           4.00%   $     21,598           5.00%

Six Rivers Bank
As of March 31, 2003:
  Total capital
    (to risk weighted assets)   $     19,480          13.56%   $     11,491           8.00%   $     14,363          10.00%
  Tier I capital
    (to risk weighted assets)   $     17,673          12.30%   $      5,745           4.00%   $      8,618           6.00%
  Tier I capital
    (to average assets)         $     17,673           8.42%   $      8,395           4.00%   $     10,494           5.00%

As of December 31, 2002:
  Total capital
    (to risk weighted assets)   $     18,958          13.03%   $     11,641           8.00%   $     14,551          10.00%
  Tier I capital
    (to risk weighted assets)   $     17,130          11.77%   $      5,821           4.00%   $      8,731           6.00%
  Tier I capital
    (to average assets)         $     17,130           8.24%   $      8,316           4.00%   $     10,394           5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

         In Management's opinion there has not been a material change in the Company's market risk profile for the three months ended March 31, 2003 compared to December 31, 2002. Please see page 19 for discussion on Interest Rate Sensitivity.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

Within the 90 days prior to the date of filing this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

             Exhibit 99.44 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with Respect to the North Valley Bancorp Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003


         (b) Reports on Form 8-K during the quarter ended March 31, 2003:

             Filed January 23, 2003 - 2002 Fourth Quarter Earnings Announcement Filed March 12, 2003 - 3 for 2 Stock Split Announcement
             Filed March 12, 2003 - Cash Dividend Announcement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
--------------------
(Registrant)

Date    May 14, 2003
        ------------

By:

/s/ MICHAEL J. CUSHMAN
--------------------------------------------------
Michael J. Cushman
President & Chief Executive Officer

/s/ EDWARD J. CZAJKA
--------------------------------------------------
Edward J. Czajka
Executive Vice President & Chief Financial Officer

CERTIFICATIONS

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 14, 2003


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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 14, 2003


/s/ EDWARD J. CZAJKA
-------------------------------------------------
Edward J. Czajka
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)