Form 10-Q
period 2003-06-30
NORTH VALLEY BANCORP
filed 2003-08-13
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended June 30, 2003.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition Period From ____________ to ____________


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

Common Stock - 6,563,823 shares as of August 12, 2003.

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets--June 30, 2003 and
            December 31, 2002 .............................................   3

            Condensed Consolidated Statements of Income--For the
            Three and Six months Ended June 30, 2003 and 2002 .............   4

            Condensed Consolidated Statements of Cash Flows--For the
            Six months Ended June 30, 2003 and 2002 .......................   5

            Notes to Condensed Consolidated Financial Statements ..........   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................  12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......  22

Item 4.  Controls and Procedures ..........................................  22


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings ................................................  22

Item 2.  Changes in Securities ............................................  22

Item 3.  Defaults Upon Senior Securities ..................................  22

Item 4.  Submission of Matters to a Vote of Security Holders ..............  23

Item 5.  Other Information ................................................  23

Item 6.  Exhibits and Reports on Form 8-K .................................  24


SIGNATURES ................................................................  24

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NORTH VALLEY BANCORP AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                (In thousands except share amounts)


                                                                  June 30, 2003   December 31, 2002
                                                                  -------------   -----------------
ASSETS
Cash and due from banks                                             $   34,567       $   33,900
Federal funds sold                                                      72,150           21,400
                                                                    ----------       ----------
    Total cash and cash equivalents                                    106,717           55,300

Interest-bearing deposits in other financial institutions                  297              517
Investment securities:
  Available for sale, at fair value                                    140,762          110,475
  Held to maturity, at amortized cost (fair value of $1,980 at
    June 30, 2003 and $1,843 at December 31, 2002)                       1,455            1,455
Loans and leases, net of allowance for loan and lease losses of
    $6,756 and $6,723 at June 30, 2003 and
    December 31, 2002                                                  380,677          437,843
Premises and equipment, net of accumulated
    depreciation and amortization                                       12,630           13,156
Other real estate                                                           28               55
FHLB and FRB stock and other securities                                  3,370            3,258
Core deposit and other intangibles, net                                  2,524            2,772
Accrued interest receivable & other assets                              31,322           30,939
                                                                    ----------       ----------

TOTAL ASSETS                                                        $  679,782       $  655,770
                                                                    ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Noninterest-bearing demand                                        $  131,631       $  108,140
  Interest-bearing                                                     456,076          446,913
                                                                    ----------       ----------
    Total deposits                                                     587,707          555,053
Other borrowed funds                                                    20,672           32,888
Accrued interest and other liabilities                                   7,038            7,800
Company obligated mandatorily  redeemable cumulative
  trust preferred securities of subsidiary grantor trust                16,000           10,000
                                                                    ----------       ----------
Total liabilities                                                      631,417          605,741
                                                                    ----------       ----------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000
  shares; none outstanding
Common stock, no par value:  authorized 20,000,000
  shares, outstanding 6,697,632 and 6,951,141 at
  June 30, 2003 and December 31, 2002                                   24,270           25,112
Retained earnings                                                       22,982           23,260
Accumulated other comprehensive income, net of tax                       1,113            1,657
                                                                    ----------       ----------
Total stockholders' equity                                              48,365           50,029
                                                                    ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  679,782       $  655,770
                                                                    ==========       ==========


      See notes to condensed consolidated financial statements (unaudited).

                                       NORTH VALLEY BANCORP AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                      (In thousands except per share amounts)


                                                            For the six months ended    For the three months ended
                                                            -------------------------   --------------------------
                                                                    June 30,                     June 30,
                                                                    --------                     --------
                                                                 2003       2002             2003       2002
                                                               --------   --------         --------   --------

INTEREST INCOME:
Loans and leases including fees                                $ 15,149   $ 16,081         $  7,465   $  8,281
Securities:
    Taxable                                                       1,948      2,331              902      1,144
    Exempt from federal taxes                                       668        796              314        392
Federal funds sold                                                  279        178              171         78
                                                               --------   --------         --------   --------
    Total interest income                                        18,044     19,386            8,852      9,895
                                                               --------   --------         --------   --------

INTEREST EXPENSE:
Deposits                                                          2,994      4,284            1,398      1,982
Company obligated mandatorily redeemable cumulative trust
  preferred securities of subsidiary grantor trust                  613        513              357        256
Other borrowings                                                    419        465              189        250
                                                               --------   --------         --------   --------
    Total interest expense                                        4,026      5,262            1,944      2,488
                                                               --------   --------         --------   --------

NET INTEREST INCOME                                              14,018     14,124            6,908      7,407

PROVISION FOR LOAN AND LEASE LOSSES                                  --        995               --        575
                                                               --------   --------         --------   --------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                      14,018     13,129            6,908      6,832

NONINTEREST INCOME:
  Service charges on deposit accounts                             2,426      2,533            1,136      1,020
  Other fees and charges                                          1,062        915              607        696
  Gain on sale of loans                                           1,072         --              868         --
  Gain on sales or calls of securities                              156         13                5         13
  Other                                                           1,158        971              538        433
                                                               --------   --------         --------   --------
    Total noninterest income                                      5,874      4,432            3,154      2,162
                                                               --------   --------         --------   --------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                  6,677      6,207            3,365      3,026
  Occupancy                                                         836        781              434        394
  Equipment                                                       1,360        845              611        430
  Other                                                           4,772      4,269            2,539      2,216
                                                               --------   --------         --------   --------
    Total noninterest expenses                                   13,645     12,102            6,949      6,066
                                                               --------   --------         --------   --------

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                           6,247      5,459            3,113      2,928

PROVISION FOR INCOME TAXES                                        2,016      1,803              977      1,020
                                                               --------   --------         --------   --------

NET INCOME                                                     $  4,231   $  3,656         $  2,136   $  1,908
                                                               ========   ========         ========   ========

EARNINGS PER SHARE:
  Basic                                                        $   0.62   $   0.52         $   0.31   $   0.27
                                                               ========   ========         ========   ========
  Diluted                                                      $   0.59   $   0.51         $   0.30   $   0.26
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

                                    NORTH VALLEY BANCORP AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                               (In thousands)


                                                                                        For the six months
                                                                                        ------------------
                                                                                          ended June 30,
                                                                                          --------------
                                                                                        2003          2002
                                                                                     ----------    ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                         $    4,232    $    3,656
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                         1,171           701
    Amortization of premium on securities                                                   265           264
    Amortization of core deposit and other intangibles                                      248           240
    Provision for loan and lease losses                                                      --           995
    Gain on sale or calls of securities                                                    (156)          (13)
    Gain on sale of loans                                                                (1,072)
    Effect of changes in:
      Accrued interest receivable                                                           273            12
      Other assets                                                                         (446)       (3,178)
      Accrued interest and other liabilities                                               (762)          837
                                                                                     ----------    ----------
          Net cash provided by operating activities                                       3,753         3,514
                                                                                     ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of other real estate owned                                            27           250
    Net changes in FHLB, FRB and other securities                                           (50)       (1,108)
    Purchases of available for sale securities                                          (77,021)       (6,603)
    Proceeds from sales of available for sale securities                                  4,344         6,870
    Proceeds from maturities/calls of available for sale securities                      41,465        21,173
    Proceeds from sales of loans                                                         52,932        10,777
    Net decrease (increase) in interest-bearing deposits at financial institutions          220         1,583
    Net decrease(increase) in loans and leases                                            5,306       (44,218)
    Purchases of premises and equipment, net                                               (645)       (1,003)
                                                                                     ----------    ----------
          Net cash (used in) provided by investing activities                            26,578       (12,279)
                                                                                     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                             32,654         9,595
    Net (decrease)increase in Federal funds purchased and other borrowed funds           (6,216)        3,094
    Cash dividends paid                                                                  (1,363)       (1,118)
    Repurchase of common stock                                                           (4,321)         (313)
    Cash received for stock options exercised                                               232           326
    Compensation expense on stock options/grants                                            100           198
                                                                                     ----------    ----------
          Net cash provided by financing activities                                      21,086        11,782
                                                                                     ----------    ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                    51,417         3,017
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           55,300        46,375
                                                                                     ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  106,717    $   49,392
                                                                                     ==========    ==========

ADDITIONAL INFORMATION:
    Cash paid during the period for:
    Interest                                                                         $    4,163    $    5,391
                                                                                     ==========    ==========
    Income taxes                                                                     $    2,190    $      835
                                                                                     ==========    ==========


      See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2003.

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


NOTE B - SECURITIES

         At June 30, 2003 and December 31, 2002, the amortized cost of securities and their approximate fair value were as follows:

     (In thousands)                                              Gross          Gross          Carrying
                                              Amortized       Unrealized      Unrealized        Amount
     Available for sale securities:              Cost            Gains          Losses       (Fair Value)
                                             ------------    ------------    ------------    ------------
     June 30, 2003
       Securities of U.S. government
         agencies and corporations           $     12,676    $         88                    $     12,764
       Obligations of states and political
         subdivisions                              21,672           1,614    $        (22)         23,264
       Mortgage backed securities                  86,494           1,260          (1,536)         86,218
       Corporate securities                         6,039             380                           6,419
       Other securities                            12,127              76            (106)         12,097
                                             ------------    ------------    ------------    ------------
                                             $    139,008    $      3,418    $     (1,664)   $    140,762
                                             ============    ============    ============    ============

     December 31, 2002
       Securities of U.S. government
         agencies and corporations           $     11,220    $          9                    $     11,229
       Obligations of states and political
         subdivisions                              23,580           1,138    $        (67)         24,651
       Mortgage backed securities                  59,915           1,108              (4)         61,019
       Corporate securities                         8,976             520                           9,496
       Other securities                             4,088                              (8)          4,080
                                             ------------    ------------    ------------    ------------
                                             $    107,779    $      2,775    $        (79)   $    110,475
                                             ============    ============    ============    ============

                                               Carrying
                                                Amount           Gross          Gross
                                              (Amortized      Unrealized      Unrealized
     Held to maturity securities:                Cost)           Gains          Losses        Fair Value
                                             ------------    ------------    ------------    ------------
     June 30, 2003
     -------------
       Obligation of states and political
         subdivisions                        $      1,455    $        525    $         --    $      1,980
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
                                             ============    ============    ============    ============


         Gross realized gains on sales or calls of available-for-sale securities were $170,000 and $42,000 for the six months ended June 30, 2003 and 2002. Gross realized losses on sales or calls of available-for-sale securities were $14,000 and $29,000 for the six months ended June 30, 2003 and 2002.

         There were no sales or transfers of held-to-maturity securities for the six months ended June 30, 2003 and 2002.

         Scheduled maturities of held-to-maturity and available-for-sale securities (other than equity securities with an amortized cost of approximately $12,127,000 and a fair value of approximately $12,097,000) at June 30, 2003, are shown below (in thousands). The Company invests in mortgage backed securities ("MBSs") issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association. Actual maturities of MBSs and other securities may differ from contractual maturities because borrowers have the right to prepay mortgages without penalty or call obligations with or without call penalties. The Company uses the "Wall Street" consensus average life at the time the security is purchased to schedule maturities of these MBSs and adjusts scheduled maturities periodically based upon changes in the Wall Street estimates.

                                          Held to Maturity Securities    Available for Sale Securities

                                           Amortized
                                              Cost                                        Fair Value
                                           (Carrying                       Amortized      (Carrying
                                             Amount)      Fair Value          Cost          Amount)
                                          ------------   ------------     ------------   ------------
     Due in 1 year or less                                                $     35,040   $     36,222
     Due after 1 year through 5 years                                           38,867         40,319
     Due after 5 years through 10 years                                          2,329          2,634
     Due after 10 years                   $      1,455   $      1,980           50,645         49,490
                                          ------------   ------------     ------------   ------------

                                          $      1,455   $      1,980     $    126,881   $    128,665
                                          ============   ============     ============   ============

         At June 30, 2003 and December 31, 2002 securities having fair value amounts of approximately $53,850,000 and $65,052,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

NOTE C - STOCK-BASED COMPENSATION

         At June 30, 2003, the Company has three stock-based compensation plans, the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan. The Company accounts for these plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income under the Employee Plan, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in the financial statements for the differences between the fair value of the options at the date of the grant and the exercise price at 85% of the fair value for the Director Plans.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. Pro forma adjustments to the Company's net earnings and earnings per share are disclosed during the years in which the options become vested.


                                                                          Six months ended June 30,   Three months ended June 30,
                                                                          -------------------------   ---------------------------
     (In thousands)                                                          2003           2002          2003           2002
                                                                          ----------     ----------    ----------     ----------

     Net income, as reported                                              $    4,231     $    3,656    $    2,136     $    1,908
     Add: total stock-based compensation expense included in net
           income, net of tax                                                     60            119            30
     Deduct: total stock-based compensation expense
       Determined under the fair value based method for all
           awards, net of related tax effects                                   (182)          (199)          (92)          (100)
                                                                          ----------     ----------    ----------     ----------
     Net income, pro forma                                                $    2,033     $    3,576    $    2,074     $    1,809

     Basic earnings per common share:
     As reported                                                          $     0.62     $     0.52    $     0.31     $     0.27
     Pro forma                                                            $     0.60     $     0.51    $     0.30     $     0.26

     Diluted earnings per common and equivalent share:
     As reported                                                          $     0.59     $     0.51    $     0.30     $     0.26
     Pro forma                                                            $     0.57     $     0.50    $     0.29     $     0.25


--------------------------------------------------------------------------------

         The fair value of each option granted during period presented is estimated on the date of grant using an option-pricing model with the following assumptions:


                                                       Six months ended June 30,
                                                       -------------------------
                                                         2003            2002
                                                         ----            ----

     Dividend yield                                      3.10%            3.184%

     Expected volatility                                17.15%           20.52%

     Risk-Free interest rate                             5.00%            5.00%

     Expected option life                              7 years          7 years

--------------------------------------------------------------------------------

NOTE D - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income or loss. The Company's only sources of other comprehensive income are derived from unrealized gains and losses on available-for-sale investment securities and adjustments to the minimum pension liability. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company's total comprehensive income was as follows:


                                             Six months ended June 30,   Three months ended June 30,
                                             -------------------------   ---------------------------
(In thousands)                                   2003        2002             2003        2002
                                               --------    --------         --------    --------

Net income                                     $  4,231    $  3,656         $  2,136    $  1,908
Other comprehensive income:
  Holding (loss) gain arising during period        (656)        754              (35)      1,029
  Reclassification adjustment, net of tax           112           9                4           9
                                               --------    --------         --------    --------
                                                   (544)        763              (31)      1,038

Total comprehensive income                     $  3,687    $  4,419         $  2,105    $  2,946
                                               ========    ========         ========    ========


NOTE E - EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three and six month period ended June 30, 2003 and 2002 is reconciled as follows:

                                             Six months ended June 30,   Three months ended June 30,
                                             -------------------------   ---------------------------
(In thousands except earnings per share)         2003        2002             2003        2002
                                               --------    --------         --------    --------

Calculation of Basic Earnings Per Share

Numerator - net income                         $  4,231    $  3,656         $  2,136    $  1,908
Denominator - weighted average common
    shares outstanding                            6,872       6,999            6,807       7,001
                                               --------    --------         --------    --------

Basic Earnings Per Share                       $   0.62    $   0.52         $   0.31    $   0.27
                                               ========    ========         ========    ========


Calculation of Diluted Earnings Per Share

Numerator - net income                         $  4,231    $  3,656         $  2,136    $  1,908
Denominator - weighted average common
    shares outstanding                            6,872       6,999            6,807       7,001
    Dilutive effect of outstanding options          347         186              392         209
                                               --------    --------         --------    --------
                                                  7,219       7,185            7,199       7,210
                                               --------    --------         --------    --------

Diluted Earnings Per Share                     $   0.59    $   0.51         $   0.30    $   0.26
                                               ========    ========         ========    ========


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

         The Company derives a majority of its revenues from interest income and the chief operating decision maker relies primarily on net interest income and non-interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the total revenues for the segments reported below consists of net interest income plus noninterest income for the six months ended June 30, 2003 and 2002.

         The Company does not have operating segments other than those reported. Parent company financial information is included in the Other category in the disclosures below along with the activity of BPI, North Valley Trading Co, North Valley Capital Trust I and North Valley Capital Trust II and represents the Company's Other operating segment.

         The Company does not have a single external customer from which it derives 10 percent or more of its revenues and operates in one geographical area.

         Information about reportable segments, and reconciliation of such information to the condensed consolidated financial statements as of and for the six month period ended June 30, follows:

     Six months ended:                        NVB         SRB        Other        Total
                                           ---------   ---------   ---------    ---------
     June 30, 2003:

     Total revenues                        $  14,465   $   5,843   $    (416)   $  19,892
     Net income (loss)                     $   3,878   $     890   $    (537)   $   4,231
     Interest income                       $  12,482   $   5,562   $      --    $  18,044
     Interest expense                      $   2,049   $   1,376   $     601    $   4,026
     Depreciation and amortization         $   1,093   $     471   $     119    $   1,684
     Provision for loan and lease losses   $      --   $      --   $      --    $      --
     Total assets                          $ 465,996   $ 207,890   $   5,896    $ 679,782

     June 30, 2002:

     Total revenues                        $  13,361   $   5,462   $    (267)   $  18,556
     Net income (loss)                     $   3,260   $     734   $    (338)   $   3,656
     Interest income                       $  13,265   $   6,098   $      23    $  19,386
     Interest expense                      $   2,991   $   1,764   $     507    $   5,262
     Depreciation and amortization         $     556   $     566   $      83    $   1,205
     Provision for loan and lease losses   $     875   $     120   $      --    $     995
     Total assets                          $ 411,512   $ 198,751   $   1,748    $ 612,011


NOTE G - STOCK REPURCHASE PLAN

         On April 28, 2003, the Board of Directors authorized a new common stock repurchase program. The program calls for the repurchase of up to 3.0% of the Company's outstanding shares, or approximately 204,000 shares based on approximately 6,833,000 shares outstanding at April 28, 2003 after giving effect to the 3 for 2 stock split payable on May 15, 2003 to holders of record on April 15, 2003. Under this program, a total of 205,368 shares were repurchased and retired as of July 25, 2003 for total consideration of $3,186,184.

NOTE H - STOCK SPLIT

         On March 12, 2003, The Company announced a 3 for 2 stock split in the form of a dividend payable to holders of common stock on April 15, 2003, the record date. The stock dividend was distributed on May 15, 2003 with each shareholder receiving one additional share for every two shares held on the record date. Partial shares were paid in cash based upon the market price on the record date. All share and earnings per share figures in this report have been adjusted retroactively to reflect the 3-for-2 stock split.


NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

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

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified by the Company after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has previously accounted for its mandatorily redeemable cumulative trust preferred securities in a manner consistent with the Statement and, in management's opinion, adoption of this Statement did not have a material effect on the Company's consolidated financial position or results of operations.


NOTE J - COMPANY OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

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

         On April 10, 2003, North Valley Capital Trust II issued 6,000 Trust Preferred Securities with a liquidation value of $1,000 for gross proceeds of $6,000,000. The entire proceeds of the issuance were invested by North Valley Capital Trust II in $6,000,000 aggregate principal amount of 6.448% subordinated debentures due in 2033 (the Subordinated Debentures) issued by the Company. The Subordinated Debentures represent the sole assets of North Valley Capital Trust II.

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


NOTE K - SUBSEQUENT EVENTS

         On July 28, 2003, the Board of Directors of the Company authorized a new stock repurchase program under which repurchases will be made from time to time by the Company, in compliance with Securities and Exchange Commission rules. The program calls for the repurchase of up to 3.0% of the Company's outstanding shares, or approximately 199,000 shares, based on approximately 6,638,000 shares outstanding as of the date of the announcement. Under this latest program, a total of 90,000 shares have been repurchased through August 12, 2003 for total consideration of $1,419,500.

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

Critical Accounting Policies
----------------------------

General

         North Valley Bancorp's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). The financial information contained within these statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. North Valley Bancorp uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that are used. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. Certain amounts in 2002 have been reclassified to conform with the 2003 financial statement presentation.


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

         The allowance for loan and lease losses has two basic components: the formula allowance and the specific allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view, adjusted for qualitative factors, as an indicator of future losses and therefore this estimate could differ from losses that occur in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss for specific loans. Historical loss information, expected cash flows and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The qualitative factors captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the historical or specific allowances including model imprecision. For further information regarding our allowance for credit losses, see "Allowance for Loan and Lease Losses" on page 17.

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

         The Company conducts a commercial and retail banking business with NVB operating fourteen full service banking offices, including two supermarket branches, in Shasta and Trinity Counties and with SRB operating seven full service banking offices in Humboldt, Del Norte and Mendocino counties. The Company operates as three business segments - NVB, SRB, and Other - providing demand, savings, money market rate deposit accounts, and time deposits, and making commercial, real estate and consumer loans. The Company also offers installment note collections, issues cashier's checks and money orders, sells travelers' checks and provides safe deposit boxes and other customary banking services. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than 10% of the Company's revenues.

Earnings Summary
----------------

                                          Six months ended June 30,   Three months ended June 30,
                                          -------------------------   ---------------------------
(In thousands except per share amounts)       2003        2002             2003        2002
                                            --------    --------         --------    --------

Net interest income                           14,018      14,124            6,908       7,407
Provision for loan and lease losses               --         995               --         575
Noninterest income                             5,874       4,432            3,154       2,162
Noninterest expense                           13,645      12,102            6,949       6,066
Provision for income taxes                     2,016       1,803              977       1,020
                                            --------    --------         --------    --------
Net income                                  $  4,231    $  3,656         $  2,136    $  1,908
                                            ========    ========         ========    ========

Earnings Per Share
  Basic                                     $   0.62    $   0.52         $   0.31    $   0.27
  Diluted                                   $   0.59    $   0.51         $   0.30    $   0.26

Annualized Return on Average Assets             1.28%       1.21%            1.29%       1.25%
Annualized Return on Average Equity            16.84%      16.27%           17.06%      16.77%

         The Company's consolidated net income for the six months ended June 30, 2003 was $4,231,000, or $0.59 per diluted share, compared to $3,656,000, or $0.51 diluted earnings per share for the same period in 2002. Return on average assets was 1.28% and return on average equity was 16.84% for the six months ended June 30, 2003 improving over the 1.21% and 16.27% for the same period in 2002.

         For the six months ended June 30, 2003, the Company took no provision for loan losses. This compares to $995,000 for the same period in 2002. The decreased level of provision is due to the results of the Company's methodology for measuring the adequacy of the allowance for loan losses. Factors include size and mix of loan portfolio, non-performing loan levels, charge-off/recovery activity and other factors including economic activity. Management believes that the current level of allowance for loan and lease losses as of June 30, 2003 of $6,756,000 or 1.74% of total loans and leases is adequate at this time. The allowance for loan and lease losses was $6,723,000 or 1.52% of total loans and leases at December 31, 2002. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses" on page 17.


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

          The following table is a summary of the Company's net interest income presented on a fully taxable equivalent (FTE) basis, for tax-exempt investments included in earning assets, for the periods indicated:

                                    Six months ended June 30,   Three months ended June 30,
                                    -------------------------   ---------------------------
(In thousands)                           2003       2002              2003       2002
                                       --------   --------          --------   --------
Interest income                        $ 18,044   $ 19,386          $  8,852   $  9,895
Less: Interest expense                    4,026      5,262             1,944      2,488
FTE adjustment                              367        393               174        193
                                       --------   --------          --------   --------
Net interest income (FTE)              $ 14,385   $ 14,517          $  7,082   $  7,600
                                       ========   ========          ========   ========

         Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The decrease in net interest income (FTE) for the six month period ended June 30, 2003 resulted primarily from lower average total loan volumes coupled with lower overall yields on earning assets partially offset by a decrease in interest expense. Management has been proactive in attempting to manage the Company's net interest margin, that is, trying to maximize current net interest income without placing an undue risk on future earnings. This has thus far been accomplished by the Company's diversified balance sheet, strong core deposit base and proactive management of the investment portfolio and borrowings. While average interest earning assets for the six months ended June 30, 2003 increased by $42,063,000 or 7.7% from the same period last year, yields on average earning assets decreased 100 basis points from 7.35% to 6.35%. Average interest bearing liabilities increased by $37,475,000 or 8.2% for the six months ended June 30, 2003 compared to the same period in 2002 while the average rate paid on those liabilities decreased 69 basis points from 2.33% to 1.64%. The Company's net interest margin (FTE) decreased from 5.39% for the six month period ended June 30, 2002 to 4.96% for the same period ended June 30, 2003.

         The following table is a summary of the Company's net interest margin
(FTE) for the periods indicated:

                                            Six months ended June 30,   Three months ended June 30,
                                            -------------------------   ---------------------------
                                                2003         2002            2003         2002
                                                ----         ----            ----         ----
Yield on earning assets                         6.35%        7.35%           6.17%        7.40%
Rate paid on interest-bearing liabilities       1.64%        2.33%           1.57%        2.18%
                                                ----         ----            ----         ----
  Net interest spread                           4.71%        5.02%           4.60%        5.22%
                                                ====         ====            ====         ====
  Net interest margin                           4.96%        5.39%           4.84%        5.57%
                                                ====         ====            ====         ====


Noninterest Income
------------------

         The following table is a summary of the Company's noninterest income for the periods indicated:

Noninterest Income                          Six months ended June 30,   Three months ended June 30,
                                            -------------------------   ---------------------------
  (In thousands)                                2003         2002            2003         2002
                                              --------     --------        --------     --------
  Service charges on deposit accounts         $  2,426     $  2,533        $  1,136     $  1,020
  Other fees and charges                         1,062          915             607          696
  Gain on sale of loans                          1,072           --             868           --
  Gain on sale or calls of securities              156           13               5           13
  Other                                          1,158          971             538          433
                                              --------     --------        --------     --------
Total noninterest income                      $  5,874     $  4,432        $  3,154     $  2,162
                                              ========     ========        ========     ========

         Non-interest income increased from $4,432,000 for the six months ended June 30, 2002 to $5,874,000 for the same period in 2003. Service charges on deposits decreased slightly to $2,426,000 for the six months ended June 30, 2003 from $2,533,000 for the same period in 2002. This was due in large part to waivers on service charges that occurred in the first quarter of 2003 due to service disruption associated with the system conversion in late 2002. Other fees and charges increased from $915,000 during the first six months of 2002 to $1,062,000 for the same period in 2003. This increase was primarily due to an increase in ATM service charge income. The Company recorded $1,072,000 in gains on sales of mortgages and $156,000 in gains on sales and calls of investment securities. Please see the paragraph below for a discussion of mortgage loan sales. Other income increased from $971,000 for the six months ended June 30, 2002 to $1,158,000 for the same period in 2003. The increase in other income was primarily due to an increase on earnings on life insurance holdings which were purchased to fund the Company's salary continuation plan.

         During the fourth quarter of 2002, the Company began to sell new production conforming first trust deed mortgage loans into the secondary market and retaining the servicing on these loans. This is part of a strategy to maintain a shorter duration within the loan portfolio due to the historically low interest rate environment and maintain a diverse product mix within the loan portfolio. While this strategy may serve to reduce the overall yield on earning assets in the near-term, the benefit is that when rates do start to move back up, the Company will be in a better position to respond to rate changes and maintain a consistent net interest margin. Management will continue to monitor this strategy and may change it in light of any significant interest rate movements or other factors.

Noninterest Expense
-------------------

         The following table is a summary of the Company's noninterest expense for the periods indicated:

                                      Six months ended June 30,   Three months ended June 30,
                                      -------------------------   ---------------------------
(In thousands)                             2003       2002              2003       2002
                                         --------   --------          --------   --------

Salaries & employee benefits             $  6,677   $  6,207          $  3,365   $  3,026
Equipment expense                           1,360        845               611        430
Occupancy expense                             836        781               434        394
Marketing                                     551        547               353        280
Data processing expenses                       80        143                43         70
ATM expense                                   497        438               248        282
Printing & supplies                           281        274               118        141
Postage                                       264        267               134         95
Messenger expense                             165        201                96         86
Professional services                         485        478               243        285
Other                                       2,449      1,921             1,304        977
                                         --------   --------          --------   --------
   Total Noninterest expense             $ 13,645   $ 12,102          $  6,949   $  6,066
                                         ========   ========          ========   ========

         Noninterest expense totaled $13,645,000 for the six months ended June 30, 2003, compared to $12,102,000 for the same period in 2002. Salaries and benefits increased by $470,000 or 7.6% to $6,677,000 for the six months ended June 30, 2003 compared to $6,207,000 for the same period in 2002. The increase in salary expense was due to regular merit increases and new employees associated with a new branch facility but was partially offset by a reduction in employees in BPI due to the change in core operating system which requires less personnel. Equipment expense increased for the six months ended June 30, 2003 due to the opening of one new branch in August of 2002 and an increase in depreciation expense associated with the Company's new core operating system. Most other expense categories for the three and six months ended June 30, 2003 experienced relatively small increases or decreases from the same respective periods in 2002 with the exception of other expense. Other expense totaled $2,449,000 for the six months ended June 30, 2003, an increase of $528,000 or 27.5%. This was mainly due to increased communication costs associated with the new core operating system as well as normal internal growth. The Company's efficiency ratio for the first six months of 2003 was 68.6%, an increase over the 65.2% efficiency ratio achieved for the first six months of 2002.

Income Taxes
------------

         The provision for income taxes for the six months ended June 30, 2003 was $2,016,000 as compared to $1,803,000 for the same period in 2002. The effective income tax rate for state and federal income taxes was 32.3% for the six months ended June 30, 2003 compared to 33.0 % for the same period in 2002. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company's investment in municipal securities and life insurance policies whose income is exempt from Federal taxes.

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

         At June 30, 2003, the recorded investment in loans and leases for which impairment has been recognized was approximately $1,306,000 with a related valuation allowance, which is included in the specific allowance of $568,000. For the period ended June 30, 2003 the average recorded investment in loans and leases for which impairment has been recognized was approximately $1,336,500. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $46,000 for cash payments received in 2003.

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

         Non-performing assets at June 30, 2003, and December 31, 2002, are summarized as follows:

                                                                   June 30,      December 31,
                                                                 ------------    ------------
                                                                     2003            2002
                                                                 ------------    ------------

Nonaccrual loans and leases                                      $      1,201    $      1,452
Loans and leases 90 days past due and still accruing interest           1,720             864
                                                                 ------------    ------------

Total nonperforming loans and leases                                    2,921           2,316
Other real estate                                                          28              55
                                                                 ------------    ------------

Total nonperforming assets                                       $      2,949    $      2,371
                                                                 ============    ============

Nonaccrual loans and leases to total gross loans and leases              0.31%           0.33%

Nonperforming loans and leases to total gross loans and leases           0.75%           0.52%

Total nonperforming assets to total assets                               0.43%           0.36%


Allowance for Loan and Lease Losses
-----------------------------------

         A summary of the allowance for loan and lease losses at June 30, 2003 and June 30, 2002 is as follows:

                                                                                June 30,     June 30,
                                                                                --------     --------
(In thousands)                                                                    2003         2002
                                                                                --------     --------
Balance beginning of period                                                     $  6,723     $  5,786
Provision for loan and lease losses                                                   --          995
Net (recoveries) charge-offs                                                         (33)         430
                                                                                --------     --------

Balance end of period                                                           $  6,756     $  6,351
                                                                                ========     ========

Allowance for loan and lease losses to nonaccrual loans and leases                562.53%      963.02%

Allowance for loan and lease losses to nonperforming loans and leases             231.29%      356.03%

Allowance for loan and lease losses to total gross loans and leases                 1.74%        1.38%

Ratio of net charge-offs to average loans and leases outstanding (annualized)      (0.02%)       0.11%


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

         The allowance for loan and lease losses is comprised of two primary types of allowances:

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

                  The formula allowance is adjusted for qualitative factors that are based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated in connection with the unallocated allowance at June 30, 2003 included the following, which existed at the balance sheet date:

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

         At June 30, 2003, the allowance for loan losses was comprised of $5,468,000 in formula and specific allowances and $1,288,000 in unallocated allowance. The $5,468,000 in formula and specific allowances reflects management's estimate of the inherent loss in various pools or segments in the portfolio, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio. The level of formula allowance is consistent from 2002 to 2003.

         The $1,288,000 in unallocated allowance at June 30, 2003, is nearly flat compared with the $1,098,000 in unallocated allowance as of December 31, 2002. The Company's analysis of general factors in determining the appropriate level of unallocated reserves has not significantly changed from December 31, 2002.

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

Liquidity
---------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $20,500,000 as of June 30, 2003 were available to provide liquidity. The Company has a revolving, unsecured line of credit for $3,000,000 with a correspondent bank as of June 30, 2003. In addition, NVB and SRB are both members of the Federal Home Loan Bank ("FHLB") System providing additional borrowing capacity of $56,522,000 secured by certain loans and investment securities as of June 30, 2003. The Company also has a line of credit with Federal Reserve Bank ("FRB") of $4,433,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of June 30, 2003, borrowings consisted of $20,000,000 in medium-term FHLB advances, long-term borrowings of $251,000 were outstanding with the FHLB, $421,000 was outstanding with the FRB under the Treasury, Tax, and Loan program and $16,000,000 was outstanding in the form of Company obligated mandatorily redeemable cumulative trust preferred securities.


         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $249,231,000 and $167,747,000 (or 36.7% and 25.6% of total assets) at June 30, 2003 and December 31, 2002, respectively. The increase in liquid assets is due to growth in deposits and a decrease in total loans outstanding. Management believes that the increase in liquid assets will put more pressure on the Company's net interest margin in the short-term but will favorably position the Company when interest rates begin to rise. Total liquid assets for June 30, 2003 and December 31, 2002 include investment securities of $1,455,000 classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $540,343,000 and $506,162,000 at June 30, 2003 and December 31, 2002, respectively.


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

Segment Discussion
------------------

         Management recognizes that each of the subsidiary banks operate in a different market and also have unique operating challenges. NVB has historically operated in a more efficient and profitable manner than does SRB. This is primarily due to the operating history and infrastructure of SRB. Since the merger with SRB in October 2000, management has been focused on making SRB a more efficient organization and has had some success in making SRB more profitable. For the six months ended June 30, 2003, total revenues at NVB and SRB increased 8.3% and 7.0%, respectively while net income increased by 19.0% and 21.3%.

Financial Condition as of June 30, 2003 As Compared to December 31, 2002
------------------------------------------------------------------------

         Total assets at June 30, 2003, were $679,782,000, compared to December 31, 2002 assets of $655,770,000. Investment securities and federal funds sold grew to $214,367,000 at June 30, 2003, compared to $133,330,000 at December 31,
2002.

         Net loans and leases, the Company's major component of earning assets, decreased during the first six months of 2003 to $380,677,000 at June 30, 2003 from $437,843,000 at December 31, 2002. The Company's average loan to deposit ratio was 80.2% for the year ended nine month December 31, 2002 and 74.3% for the six months ended June 30, 2003. The decrease in loans outstanding is primarily due to the continued selling of the Company's fixed-rate single-family mortgage production as discussed on page 15 of this report.

         Total deposits increased to $587,707,000 at June 30, 2003 compared to $555,053,000 at December 31, 2002 with an increase in noninterest-bearing checking, interest-bearing checking, and savings collectively, of $39,708,000 and a decrease in time deposits of $7,054,000. The decrease in time certificates is mainly due to the low rate environment in which customers are more inclined to keep their deposits in shorter duration deposit products. The increase in demand and interest bearing demand balances is attributed to the success of the "Positively Free Checking" program. This change in the deposit mix from December 31, 2002 has had a positive effect on the Company's cost of funds (excluding non-interest checking), which was reduced from 2.33% for the six months ended June 30, 2002 to 1.64% for the same period in 2003.

         The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as very positive because it limits the Company's ability to earn a high rate of return on stockholders' equity (ROE). Stockholders' equity decreased to $48,365,000 as of June 30, 2003, as compared to $50,029,000 at December 31, 2002. The decrease was primarily due to the repurchase of NOVB common stock in the amount of $4,321,000, cash dividends paid out in the amount of $1,363,000, partially offset by net income of $4,231,000. Under current regulations, management believes that the Company meets all capital adequacy requirements and both of the Company's subsidiary banks were considered well capitalized at June 30, 2003 and December 31, 2002.

         The Company's and the Bank's capital amounts (In thousands) and risk-based capital ratios are presented below.

                                                                                 To Be Well
                                                                              Capitalized Under
                                                          For Capital         Prompt Corrective
                                      Actual           Adequacy Purposes      Action Provisions
                                ------------------    -------------------    -------------------
                                                      Minimum     Minimum    Minimum     Minimum
                                 Amount     Ratio      Amount      Ratio      Amount      Ratio
Company
As of June 30, 2003:
  Total capital
    (to risk weighted assets)   $ 66,435    14.28%    $ 37,221      8.00%         N/A       N/A
  Tier I capital
    (to risk weighted assets)   $ 60,608    13.03%    $ 18,611      4.00%         N/A       N/A
  Tier I capital
    (to average assets)         $ 60,608     9.21%    $ 26,316      4.00%         N/A       N/A
As of December 31, 2002:
  Total capital
    (to risk weighted assets)   $ 61,581    12.58%    $ 39,157      8.00%         N/A       N/A
  Tier I capital
    (to risk weighted assets)   $ 55,455    11.33%    $ 19,578      4.00%         N/A       N/A
  Tier I capital
    (to average assets)         $ 55,455     8.59%    $ 25,815      4.00%         N/A       N/A

North Valley Bank
As of June 30, 2003:
  Total capital
    (to risk weighted assets)   $ 42,181    12.86%    $ 26,233      8.00%    $ 32,791     10.00%
  Tier I capital
    (to risk weighted assets)   $ 38,082    11.61%    $ 13,116      4.00%    $ 19,675      6.00%
  Tier I capital
    (to average assets)         $ 38,082     8.48%    $ 17,970      4.00%    $ 22,462      5.00%
As of December 31, 2002:
  Total capital
    (to risk weighted assets)   $ 41,380    12.12%    $ 27,316      8.00%    $ 34,146     10.00%
  Tier I capital
    (to risk weighted assets)   $ 37,192    10.89%    $ 13,658      4.00%    $ 20,487      6.00%
  Tier I capital
    (to average assets)         $ 37,192     8.61%    $ 17,279      4.00%    $ 21,598      5.00%

Six Rivers Bank
As of June 30, 2003:
  Total capital
    (to risk weighted assets)   $ 19,930    14.70%    $ 10,846      8.00%    $ 13,557     10.00%
  Tier I capital
    (to risk weighted assets)   $ 18,224    13.44%    $  5,423      4.00%    $  8,134      6.00%
  Tier I capital
    (to average assets)         $ 18,224     8.92%    $  8,174      4.00%    $ 10,217      5.00%
As of December 31, 2002:
  Total capital
    (to risk weighted assets)   $ 18,958    13.03%    $ 11,641      8.00%    $ 14,551     10.00%
  Tier I capital
    (to risk weighted assets)   $ 17,130    11.77%    $  5,821      4.00%    $  8,731      6.00%
  Tier I capital
    (to average assets)         $ 17,130     8.24%    $  8,316      4.00%    $ 10,394      5.00%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         In Management's opinion there has not been a material change in the Company's market risk profile for the six months ended June 30, 2003 compared to December 31, 2002. Please see page 20 for discussion on Interest Rate Sensitivity.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

         Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended June 30, 2003. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended June 30, 2003, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of North Valley Bancorp was held on Thursday May 22, 2003. Shareholders of the Company approved the following proposals:

1. To elect the following four (4) nominees as Directors of the Corporation, each for a term of three years:

         Michael J. Cushman
         Dan W. Ghidinelli
         J. M. Wells, Jr.
         Kevin D. Hartwick

         The term of office of the following directors continued after the Annual Meeting: Rudy V. Balma, William W. Cox, Royce L. Friesen, Thomas
         J. Ludden, Douglas M. Treadway, Dolores M. Vellutini.

2. To ratify the appointment of Perry-Smith LLP as Independent Auditor for the Corporation for 2003.

         Results of the election are presented below:

                         Annual Meeting of Shareholders
                              Thursday May 22, 2003

Total Shares Outstanding:          6,908,292
Total Shares Voted:                5,920,434      85.70%


Proposal 1:                                % of                     % of                    % of
                                          Quorum                   Quorum                  Quorum
                                          --------------------------------------------------------

Nominees                       For        Percent     Withheld     Percent     Abstain     Percent
Michael J. Cushman          5,514,914      93.15%      405,519       6.85%           0           0
Dan W. Ghidinelli           5,908,630      99.80%       11,803        .20%           0           0
J. M. Wells, Jr.            5,838,680      98.62%       81,753       1.38%           0           0
Kevin D. Hartwick           5,910,934      99.84%        9,499        .16%           0           0

Proposal 2:

Perry-Smith LLP             5,902,953      99.70%          300        .01%      17,181         .29%


Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications
                  Exhibit 31.1 - CEO Rule 13a-14(a)/15d-14(a) Certifications
                  Exhibit 31.2 - CFO Rule 13a-14(a)/15d-14(a) Certifications

              Exhibit 32 - Section 1350 Certifications - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with Respect to the North Valley Bancorp Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003


         (b)  Reports on Form 8-K during the quarter ended June 30, 2003:

              Filed April 18, 2003 - 2002 First Quarter Earnings Announcement Filed April 29, 2003 - Stock Repurchase Plan Announcement
              Filed June 16, 2003 - Cash Dividend Announcement



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
--------------------
(Registrant)


Date    August 12, 2003
        ---------------


By:

/s/ MICHAEL J. CUSHMAN
----------------------
Michael J. Cushman
President & Chief Executive Officer

/s/ EDWARD J. CZAJKA
--------------------
Edward J. Czajka
Executive Vice President & Chief Financial Officer