Form 10-Q
period 2003-09-30
NORTH VALLEY BANCORP
filed 2003-11-14
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 2003.

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From _______________ to
         _______________


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

Common Stock - 6,493,873 shares as of November 13, 2003.

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets--September 30, 2003 and December 31, 2002

           Condensed Consolidated Statements of Income--For the Three and Nine months Ended September 30, 2003 and 2002

           Condensed Consolidated Statements of Cash Flows--For the Nine months Ended September 30, 2003 and 2002

           Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings

Item 2.  Use of Proceeds and Issuer Purchases of Equity Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES
----------

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                   NORTH VALLEY BANCORP AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                    (In thousands except share amounts)



ASSETS                                                            September 30, 2003     December 31, 2002
                                                                  ------------------     -----------------
Cash and due from banks                                                   $   41,818            $   33,900
Federal funds sold                                                            75,910                21,400
                                                                          ----------            ----------
    Total cash and cash equivalents                                          117,728                55,300

Interest-bearing deposits in other financial institutions                         99                   517
Investment securities:
  Available for sale, at fair value                                          139,544               110,475
  Held to maturity, at amortized cost (fair value of $1,823 at
   September 30, 2003 and $1,843 at December 31, 2002)                         1,455                 1,455
Loans and leases, net of allowance for loan and lease losses of
  $6,642 and $6,723 at September 30, 2003 and
  December 31, 2002                                                          365,164               437,843
Premises and equipment, net of accumulated
  depreciation and amortization                                               13,150                13,156
Other real estate                                                                 --                    55
FHLB and FRB stock and other securities                                        3,208                 3,258
Core deposit and other intangibles, net                                        2,398                 2,772
Accrued interest receivable & other assets                                    31,097                30,939
                                                                          ----------            ----------

TOTAL ASSETS                                                              $  673,843            $  655,770
                                                                          ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing demand                                              $  120,001            $  108,140
  Interest-bearing                                                           475,383               446,913
                                                                          ----------            ----------
    Total deposits                                                           595,384               555,053
Other borrowed funds                                                           9,420                32,888
Accrued interest and other liabilities                                         6,558                 7,800
Company obligated mandatorily  redeemable cumulative
  trust preferred securities of subsidiary grantor trust                      16,000                10,000
                                                                          ----------            ----------
Total liabilities                                                            627,362               605,741
                                                                          ----------            ----------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000
  shares; none outstanding
Common stock, no par value: authorized 20,000,000
  shares, outstanding 6,570,073 and 6,951,141 at
  September 30, 2003 and December 31, 2002                                    23,700                25,112
Retained earnings                                                             22,583                23,260
Accumulated other comprehensive income, net of tax                               198                 1,657
                                                                          ----------            ----------
Total stockholders' equity                                                    46,481                50,029
                                                                          ----------            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  673,843            $  655,770
                                                                          ==========            ==========


See notes to condensed consolidated financial statements (unaudited).

                                         NORTH VALLEY BANCORP AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                        (In thousands except per share amounts)


                                                            For the nine months ended,      For the three months ended
                                                                  September 30,                    September 30,
                                                            --------------------------      --------------------------
                                                               2003            2002            2003            2002
                                                            ----------      ----------      ----------      ----------

INTEREST INCOME:
Loans and leases including fees                             $   22,019      $   24,400      $    6,870      $    8,319
Securities:
  Taxable                                                        3,142           3,380           1,194           1,049
  Exempt from federal taxes                                        975           1,194             307             398
Federal funds sold                                                 458             265             179              87
                                                            ----------      ----------      ----------      ----------
    Total interest income                                       26,594          29,239           8,550           9,853
                                                            ----------      ----------      ----------      ----------

INTEREST EXPENSE:
Deposits                                                         4,306           6,079           1,313           1,795
Company obligated mandatorily redeemable cumulative trust
  preferred securities of subsidiary grantor trust                 960             768             358             256
Other borrowings                                                   579             674             150             208
                                                            ----------      ----------      ----------      ----------
    Total interest expense                                       5,845           7,521           1,821           2,259
                                                            ----------      ----------      ----------      ----------

NET INTEREST INCOME                                             20,749          21,718           6,729           7,594

PROVISION FOR LOAN AND LEASE LOSSES                                 --           1,375              --             380
                                                            ----------      ----------      ----------      ----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                     20,749          20,343           6,729           7,214

NONINTEREST INCOME:
  Service charges on deposit accounts                            3,575           3,505           1,149             972
  Other fees and charges                                         1,591           1,607             529             692
  Gain on sale of loans                                          1,442             202             370             202
  Gain on sales or calls of securities                             201              27              45              14
  Other                                                          1,732           1,308             574             337
                                                            ----------      ----------      ----------      ----------
    Total noninterest income                                     8,541           6,649           2,667           2,217
                                                            ----------      ----------      ----------      ----------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                10,122           9,289           3,445           3,082
  Occupancy                                                      1,303           1,142             467             361
  Equipment                                                      1,954           1,330             594             485
  Other                                                          7,165           6,495           2,393           2,226
                                                            ----------      ----------      ----------      ----------
    Total noninterest expenses                                  20,544          18,256           6,899           6,154
                                                            ----------      ----------      ----------      ----------

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                          8,746           8,736           2,497           3,277

PROVISION FOR INCOME TAXES                                       2,696           2,954             680           1,151
                                                            ----------      ----------      ----------      ----------

NET INCOME                                                  $    6,050      $    5,782      $    1,817      $    2,126
                                                            ==========      ==========      ==========      ==========

EARNINGS PER SHARE:
  Basic                                                     $     0.89      $     0.83      $     0.28      $     0.30
                                                            ==========      ==========      ==========      ==========
  Diluted                                                   $     0.85      $     0.80      $     0.26      $     0.29
                                                            ==========      ==========      ==========      ==========


See notes to condensed consolidated financial statements (unaudited).

                                  NORTH VALLEY BANCORP AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                             (In thousands)


                                                                                    For the nine months
                                                                                    Ended September 30,
                                                                                 ------------------------
                                                                                    2003          2002
                                                                                 ----------    ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                     $    6,050    $    5,782
    Adjustments to reconcile net income to net cash provided by
      Operating activities:
    Depreciation and amortization                                                     1,707         1,007
    Amortization of premium on securities                                               346           173
    Amortization of core deposit and other intangibles                                  374           360
    Provision for loan and lease losses                                                  --         1,375
    Gain on sale or calls of securities                                                (201)          (27)
    Gain on sale of loans                                                            (1,442)         (202)
    Loan originations from loan sales                                               (72,456)      (24,625)
    Proceeds from loan sales                                                         73,898        24,827
    Effect of changes in:
      Accrued interest receivable                                                       378           142
      Other assets                                                                      (49)       (4,280)
      Accrued interest and other liabilities                                         (1,242)        2,017
                                                                                 ----------    ----------
          Net cash provided by operating activities                                   7,363         6,549
                                                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of other real estate owned                                        55           250
    Net changes in FHLB, FRB and other securities                                       (50)       (1,029)
    Purchases of available for sale securities                                     (110,299)      (39,119)
    Proceeds from sales of available for sale securities                             18,221        12,722
    Proceeds from maturities/calls of available for sale securities                  60,498        26,134
    Net decrease in interest-bearing deposits at financial institutions                 418         1,596
    Net decrease (increase) in loans and leases                                      72,679       (41,891)
    Purchases of premises and equipment, net                                         (1,181)       (2,920)
                                                                                 ----------    ----------
          Net cash provided by (used in) investing activities                        40,341       (44,257)
                                                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                         40,331        24,383
    Net (decrease)increase in Federal funds purchased and other borrowed funds      (17,468)       12,184
    Cash dividends paid                                                              (2,020)       (1,680)
    Repurchase of common stock                                                       (6,660)         (395)
    Cash received for stock options exercised                                           368           328
    Compensation expense on stock options/grants                                        173           311
                                                                                 ----------    ----------
          Net cash provided by financing activities                                  14,724        35,131
                                                                                 ----------    ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     62,428        (2,577)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         55,300        46,375
                                                                                 ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  117,728    $   43,798
                                                                                 ==========    ==========

ADDITIONAL INFORMATION:
    Cash paid during the period for:
    Interest                                                                     $    6,191    $    7,999
                                                                                 ==========    ==========
    Income taxes                                                                 $    2,190    $    4,706
                                                                                 ==========    ==========


See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2003.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (North Valley Bank ("NVB"), Six Rivers Bank ("SRB"), North Valley Capital Trust I, North Valley Capital Trust II, North Valley Trading Company, which is inactive, and Bank Processing, Inc. ("BPI"). Significant intercompany items and transactions have been eliminated in consolidation.

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


NOTE B - SECURITIES

         At September 30, 2003 and December 31, 2002, the amortized cost of securities and their approximate fair value were as follows:

     (in thousands)                                             Gross           Gross         Carrying
                                              Amortized      Unrealized      Unrealized        Amount
     Available for sale securities:              Cost           Gains          Losses       (Fair Value)
                                             ------------   ------------    ------------    ------------
     September 30, 2003
       Securities of U.S. government
         agencies and corporations           $     12,593   $         73                    $     12,666
       Obligations of states and political
         subdivisions                              19,355            946    $       (327)         19,974
       Mortgage backed securities                  89,021            830          (1,070)         88,781
       Corporate securities                         6,033            330             (17)          6,346
       Other securities                            12,313             27            (563)         11,777
                                             ------------   ------------    ------------    ------------
                                             $    139,315   $      2,206    $     (1,977)   $    139,544
                                             ============   ============    ============    ============

     December 31, 2002
       Securities of U.S. government
         agencies and corporations           $     11,220   $          9                    $     11,229
       Obligations of states and political
         subdivisions                              23,580          1,138    $        (67)         24,651
       Mortgage backed securities                  59,915          1,108              (4)         61,019
       Corporate securities                         8,976            520                           9,496
       Other securities                             4,088                             (8)          4,080
                                             ------------   ------------    ------------    ------------
                                             $    107,779   $      2,775    $        (79)   $    110,475
                                             ============   ============    ============    ============

                                             Carrying
                                              Amount        Gross        Gross
                                            (Amortized   Unrealized   Unrealized
     Held to maturity securities:              Cost)        Gains       Losses     Fair Value
                                            ----------   ----------   ----------   ----------
     September 30, 2003
     ------------------
       Obligation of states and political
         subdivisions                       $    1,455   $      368   $       --   $    1,823
                                            ==========   ==========   ==========   ==========


                                             Carrying
                                              Amount        Gross        Gross
                                            (Amortized   Unrealized   Unrealized
     Held to maturity securities:              Cost)        Gains       Losses     Fair Value
                                            ----------   ----------   ----------   ----------
     December 31, 2002
     -----------------
       Obligation of states and political
         Subdivisions                       $    1,455   $      388   $       --   $    1,843
                                            ==========   ==========   ==========   ==========


         Gross realized gains on sales or calls of available-for-sale securities were $245,000 and $56,000 for the nine months ended September 30, 2003 and 2002. Gross realized losses on sales or calls of available-for-sale securities were $44,000 and $29,000 for the nine months ended September 30, 2003 and 2002.

         There were no sales or transfers of held-to-maturity securities for the nine months ended September 30, 2003 and 2002.

         Scheduled maturities of held-to-maturity and available-for-sale securities (other than equity securities with an amortized cost of approximately $12,313,000 and a fair value of approximately $11,777,000) at September 30, 2003, are shown below (in thousands). The Company invests in mortgage backed securities ("MBSs") issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association. Actual maturities of MBSs and other securities may differ from contractual maturities because borrowers have the right to prepay mortgages without penalty or call obligations with or without call penalties. The Company uses the "Wall Street" consensus average life at the time the security is purchased to schedule maturities of these MBSs and adjusts scheduled maturities periodically based upon changes in the Wall Street estimates.

                                          Held to Maturity Securities    Available for Sale Securities
                                          ---------------------------    -----------------------------
                                            Amortized
                                               Cost                                      Fair Value
                                            (Carrying                       Amortized    (Carrying
                                              Amount)    Fair Value            Cost        Amount)
                                            ----------   ----------         ----------   ----------
     Due in 1 year or less                                                  $   25,628   $   25,963
     Due after 1 year through 5 years                                           43,609       43,925
     Due after 5 years through 10 years                                         15,239       15,268
     Due after 10 years                     $    1,455   $    1,823             42,526       42,611
                                            ----------   ----------         ----------   ----------

                                            $    1,455   $    1,823         $  127,002   $  127,767
                                            ==========   ==========         ==========   ==========


         At September 30, 2003 and December 31, 2002 securities having fair value amounts of approximately $28,515,000 and $65,052,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

NOTE C - STOCK-BASED COMPENSATION

         At September 30, 2003, the Company has three stock-based compensation plans, the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan. The Company accounts for these plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income under the Employee Plan, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in the financial statements for the differences between the fair value of the options at the date of the grant and the exercise price at 85% of the fair value for the Director Plans.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. Pro forma adjustments to the Company's net earnings and earnings per share are disclosed during the years in which the options become vested.


                                                      Nine months ended September 30,   Three months ended September 30,
                                                      -------------------------------   --------------------------------
     (in thousands)                                          2003        2002                   2003        2002
                                                           --------    --------               --------    --------

     Net income, as reported                               $  6,050    $  5,782               $  1,817    $  2,126
     Add: total stock-based compensation expense
       included in net income, net of tax                       103         187                     44          37
     Deduct: total stock-based compensation expense
       determined under the fair value based method
       for all awards, net of related tax effects              (275)       (298)                   (91)        (99)
     Net income, pro forma                                 $  5,878    $  5,671               $  1,770    $  2,064

     Basic earnings per common share:
     As reported                                           $   0.89    $   0.83               $   0.28    $   0.30
     Pro forma                                             $   0.87    $   0.81               $   0.27    $   0.30

     Diluted earnings per common and equivalent
     share:
     As reported                                           $   0.85    $   0.80               $   0.26    $   0.29
     Pro forma                                             $   0.83    $   0.80               $   0.25    $   0.29



--------------------------------------------------------------------------------

         The fair value of each option granted during the periods presented is estimated on the date of grant using an option-pricing model with the following assumptions:

                                            Nine months ended September 30,
                                            -------------------------------
                                                2003               2002
                                              --------           --------

     Dividend yield                             2.87%              3.29%

     Expected volatility                       18.97%             18.29%

     Risk-Free interest rate                    5.00%              5.00%

     Expected option life                      7 years            7 years

--------------------------------------------------------------------------------

NOTE D - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income or loss. The Company's only sources of other comprehensive income are unrealized gains and losses on available-for-sale investment securities and adjustments to the minimum pension liability. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company's total comprehensive income was as follows:

                                              Nine months ended September 30,    Three months ended September 30,
                                              -------------------------------    --------------------------------
(in thousands)                                       2003        2002                    2003        2002
                                                   --------    --------                --------    --------

Net income                                         $  6,050    $  5,782                $  1,817    $  2,126
Other comprehensive income (loss):
  Holding (loss) gain arising during period          (1,604)      2,047                    (947)      1,293
  Reclassification adjustment, net of tax               145          18                      32           9
                                                   --------    --------                --------    --------
                                                     (1,459)      2,065                    (915)      1,302
                                                   --------    --------                --------    --------

Total comprehensive income                         $  4,591    $  7,847                $    902    $  3,428
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

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three and nine-month period ended September 30, 2003 and 2002 is reconciled as follows:

                                              Nine months ended September 30,    Three months ended September 30,
                                              -------------------------------    --------------------------------
(In thousands except earnings per share)             2003        2002                    2003        2002
                                                   --------    --------                --------    --------

Calculation of Basic Earnings Per Share

Numerator - net income                             $  6,050    $  5,782                $  1,817    $  2,126
Denominator - weighted average common
    shares outstanding                                6,781       7,005                   6,599       6,933
                                                   --------    --------                --------    --------

Basic Earnings Per Share                           $   0.89    $   0.83                $   0.28    $   0.31
                                                   ========    ========                ========    ========

Calculation of Diluted Earnings Per Share

Numerator - net income                             $  6,050    $  5,782                $  1,817    $  2,126
Denominator - weighted average common
    shares outstanding                                6,781       7,005                   6,599       6,933
    Dilutive effect of outstanding options              358         200                     388         315
                                                   --------    --------                --------    --------
                                                      7,139       7,205                   6,986       7,248
                                                   --------    --------                --------    --------

Diluted Earnings Per Share                         $   0.85    $   0.80                $   0.26    $   0.29
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

         The Company derives a majority of its revenues from interest income and the chief operating decision maker relies primarily on net interest income and non-interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the total revenues for the segments reported below consists of net interest income plus noninterest income for the nine months ended September 30, 2003 and 2002.

         The Company does not have operating segments other than those reported. Parent company financial information is included in the Other category in the disclosures below along with the activity of BPI, North Valley Trading Co, North Valley Capital Trust I and North Valley Capital Trust II and represents the Company's Other operating segment.

         The Company does not have a single external customer from whom it derives 10 percent or more of its revenues and who operates in one geographical area.

         Information about reportable segments, and reconciliation of such information to the condensed consolidated financial statements as of and for the nine month periods ended September 30, 2003, and September 30, 2002, is set forth below:

     Nine months ended:                       NVB          SRB         Other         Total
     September 30, 2003:                   ----------   ----------   ----------    ----------

     Total revenues                        $   21,518   $    8,480   $     (708)   $   29,290
     Net income (loss)                     $    5,740   $    1,226   $     (916)   $    6,050
     Interest income                       $   18,493   $    8,094   $        7    $   26,594
     Interest expense                      $    2,941   $    1,948   $      956    $    5,845
     Depreciation and amortization         $    1,546   $      710   $      171    $    2,427
     Provision for loan and lease losses   $       --   $       --   $       --    $       --
     Total assets                          $  456,328   $  215,431   $    2,084    $  673,843

     September 30, 2002:

     Total revenues                        $   24,942   $   10,598   $      348    $   35,888
     Net income (loss)                     $    5,251   $    1,097   $     (566)   $    5,782
     Interest income                       $   20,194   $    9,045   $       --    $   29,239
     Interest expense                      $    4,243   $    2,516   $      762    $    7,521
     Depreciation and amortization         $      712   $      646   $       55    $    1,413
     Provision for loan and lease losses   $    1,215   $      160   $       --    $    1,375
     Total assets                          $  422,374   $  215,529   $    2,065    $  639,968


NOTE G- STOCK REPURCHASE PROGRAM

         On July 28, 2003, the Board of Directors authorized a new common stock repurchase program. The program calls for the repurchase of up to 3.0% of the Company's outstanding shares, or approximately 199,000 shares based on approximately 6,638,000 shares outstanding at July 28, 2003 after giving effect to the 3 for 2 stock split paid on May 15, 2003 to holders of record on April 15, 2003.

         The following tables summarize the stock repurchase activity for the Company's current Stock Repurchase Program and the previous Program announced on April 28, 2003:

3.0% Repurchase Announced July 28, 2003    Month of Activity    Shares         Total
                                                                Repurchased    Consideration

                                           August               90,000         $1,419,506
                                           November             76,200         $1,217,846



3.0% Repurchase Announced April 28, 2003   Month of Activity    Shares         Total
                                                                Repurchased    Consideration

                                           May                  87,300         $1,347,158
                                           June                 58,909         $  921,868
                                           July                 59,159         $  917,158

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

         In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN
45). FIN 45 requires that a liability for the fair value of an obligation for guarantees issued or modified after December 31, 2002 be recorded in the financial statements of the guarantor. Guarantees existing before the implementation of FIN 45 are required to be disclosed in financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, and do not represent significant commitments or contingent liabilities of the indebtedness of others.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires the consolidation of variable interest entities, as defined. FIN 46 is currently applicable to variable interest entities created after January 31, 2003. In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. This deferral is to allow time for certain implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities to the period ended December 31, 2003 for calendar year end companies. Based on the current rules, the Company does not believe that the implementation of the interpretation will have a material impact on the Company's financial position or results of operations.

         On April 30, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in Statement 133. The Statement also clarifies when a derivative contains a financing component. The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after September 30, 2003, except for hedging relationships designated after September 30, 2003. In management's opinion, adoption of this statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified by the Company after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September15, 2003. The Company has previously accounted for its mandatorily redeemable cumulative trust preferred securities in a manner consistent with the Statement and, in management's opinion, adoption of this Statement did not have a material effect on the Company's consolidated financial position or results of operations.


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

NOTE K - SUBSEQUENT EVENTS

         The Board of Directors of the Company has authorized the execution of a Plan of Reorganization and Merger Agreement and the filing of the appropriate applications with the California Department of Financial Institutions and the Federal Reserve Bank of San Francisco to obtain approval of a proposed combination and merger of the Company's bank subsidiaries, Six Rivers Bank and North Valley Bank. The Merger Agreement contemplates a merger of Six Rivers Bank into North Valley Bank with North Valley Bank surviving and continuing its operations as a wholly-owned subsidiary of the Company.

         Following the merger, it is expected that (i) the name "Six Rivers Bank, a Division of North Valley Bank" will be used to identify the former offices of Six Rivers Bank as an operating division of North Valley Bank; (ii) the former directors of Six Rivers Bank who are currently not directors of the Company will remain affiliated with the Company in an advisory capacity; (iii) the former officers of Six Rivers Bank will serve in similar capacities with such operating division; (iv) the current directors and officers of the Company will remain unchanged; (v) two of the current directors of Six Rivers Bank, who also serve on the Board of Directors of Company, will be appointed to the North Valley Bank Board of Directors; and (vi) the shareholders equity and financial condition of the Company on a consolidated basis, will not change in any material respect.

         It is anticipated that the merger will become effective in the first quarter of 2004. Consummation of the transactions contemplated by the Merger Agreement, including the merger, are subject to the prior approval of the California Department of Financial Institutions and the Federal Reserve Bank of San Francisco.

         On a separate matter, the Board of Directors of the Company has accepted the resignation of Douglas M. Treadway as a Director of Company and as a Director of North Valley Bank, effective October 24, 2003. Mr. Treadway previously held the position of President of Shasta Community College in Redding, California. This past summer, Mr. Treadway took a new position as President of Ohlone College in Fremont, California, and as a result of this new position relocated his residence to Fremont, California. Mr. Treadway advised the Board of Directors that the reason for his resignation was that with the responsibilities of his new position and the distance from Redding, it would be extremely difficult for him to devote sufficient time and effort to the performance of his duties as a Director

         The Board of Directors of the Company has determined that it will not name a replacement for Mr. Treadway at the present time, and therefore intends to reduce the size of the Board of Directors from ten members to nine members.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
-------------

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

Critical Accounting Policies
----------------------------

General

         North Valley Bancorp's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). The financial information contained within these statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. North Valley Bancorp uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that are used. Other estimates used by North Valley Bancorp are related to the expected useful lives of its depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. Certain amounts in 2002 have been reclassified to conform with the 2003 financial statement presentation.

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

         The allowance for loan and lease losses has two basic components: the formula allowance and the specific allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view, adjusted for qualitative factors, as an indicator of future losses and therefore this estimate could differ from losses that occur in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss for specific loans. Historical loss information, expected cash flows and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The qualitative factors capture losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the historical or specific allowances including model imprecision. For further information regarding our allowance for credit losses, see "Allowance for Loan and Lease Losses" on page 18.

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

         The SEC has adopted a number of rule changes to implement the provisions of the Act. The SEC has also approved new rules proposed and adopted by the Nasdaq Stock Market to strengthen corporate governance standards for listed companies, such as the Company. The Company does not currently anticipate that compliance with the Act (including the rules adopted pursuant to the Act) will have a material effect upon its financial position or results of its operations or its cash flows.

Overview
--------

         North Valley Bancorp (the "Company") is a multi-bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Board of Governors"). The Company was incorporated in 1980 in the State of California. The Company wholly owns its principal subsidiaries, North Valley Bank ("NVB"), Six Rivers Bank ("SRB"), North Valley Capital Trust I, North Valley Capital Trust II, North Valley Trading Company, which is inactive, and Bank Processing, Inc. ("BPI"). The sole subsidiary of NVB, which is inactive, is North Valley Basic Securities (the "Securities Company").

         The Company conducts a commercial and retail banking business with NVB operating fourteen full service banking offices, including two supermarket branches, in Shasta and Trinity Counties and with SRB operating seven full service banking offices in Humboldt, Del Norte and Mendocino counties. The Company operates as three business segments - NVB, SRB, and Other - providing demand, savings, money market deposit accounts, and time deposits, and making commercial, real estate and consumer loans. The Company also offers investment services, installment note collections, issues cashier's checks and money orders, sells travelers' checks and provides safe deposit boxes and other customary banking services. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than 10% of the Company's revenues.

Earnings Summary
----------------

                                          Nine months ended September 30,     Three months ended September 30,
                                          ------------------------------      -------------------------------
(in thousands except per share amounts)       2003              2002              2003               2002
                                          ------------      ------------      ------------       ------------

Net interest income                       $     20,749      $     21,718      $      6,729       $      7,594
Provision for loan and lease losses                 --             1,375                --                380
Noninterest income                               8,541             6,649             2,667              2,217
Noninterest expense                             20,544            18,256             6,899              6,154
Provision for income taxes                       2,696             2,954               680              1,151
                                          ------------      ------------      ------------       ------------
Net income                                $      6,050      $      5,782      $      1,817       $      2,126
                                          ============      ============      ============       ============

Earnings Per Share
   Basic                                  $       0.89      $       0.83      $       0.28       $       0.30
   Diluted                                $       0.85      $       0.80      $       0.26       $       0.29

Annualized Return on Average Assets               1.21%             1.27%             1.07%              1.36%
Annualized Return on Average Equity              16.61%            17.06%            15.82%             17.90%

         The Company's consolidated net income for the nine months ended September 30, 2003 was $6,050,000, or $0.85 per diluted share, compared to $5,782,000, or $0.80 diluted earnings per share for the same period in 2002. Return on average assets was 1.21% and return on average equity was 16.61% for the nine months ended September 30, 2003, a decrease from the 1.27% and 17.06% for the same period in 2002.

         For the nine months ended September 30, 2003, the Company took no provision for loan losses. This compares to $1,375,000 for the same period in 2002. The decreased level of provision is due to the results of the Company's analysis for measuring the adequacy of the allowance for loan losses. Factors include size and mix of loan portfolio, non-performing loan levels, charge-off/recovery activity and other qualitative factors including economic activity. Management believes that the current level of allowance for loan and lease losses as of September 30, 2003 of $6,642,000 or 1.79% of total loans and leases is adequate at this time. The allowance for loan and lease losses was $6,723,000 or 1.52% of total loans and leases at December 31, 2002. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses" on page 18.

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

          The following table is a summary of the Company's net interest income, presented on a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning assets, for the periods indicated:

                            Nine months ended September 30   Three months ended September 30,
                            ------------------------------   --------------------------------
(In thousands)                  2003              2002            2003              2002
                            ------------      ------------    ------------      ------------
Interest income             $     26,594      $     29,239    $      8,550      $      9,853
Less: Interest expense             5,845             7,521           1,821             2,259
FTE adjustment                       564               589             197               196
                            ------------      ------------    ------------      ------------
Net interest income (FTE)   $     21,313      $     22,306    $      6,926      $      7,790
                            ============      ============    ============      ============

         Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The decrease in net interest income (FTE) for both the three- and nine-month periods ended September 30, 2003 resulted primarily from lower average total loan volumes coupled with lower overall yields on earning assets partially offset by a decrease in interest expense. Management has been proactive in attempting to manage the Company's net interest margin, that is, trying to maximize current net interest income without placing an undue risk on future earnings. This has thus far resulted in a decrease in the net interest margin in the short term but has positioned the Company well for any further changes in interest rates. Management made the strategic decision late in 2002 to sell all fixed rate mortgages originated by the Company due to the overall low level of interest rates and the additional interest rate risk the Company would take on by maintaining these loans within the loan portfolio. While this strategy has decreased the current net interest margin of the Company, it has also positioned the Company to take advantage of future changes in interest rates.

         While average interest earning assets for the nine months ended September 30, 2003 increased by $46,310,000 or 8.5% from the same period last year, yields on average earning assets decreased 117 basis points from 7.30% to 6.13%. Most of the yield decrease is due to the change in the mix of earning assets from loans to lower-yielding investments and fed funds. Average interest bearing liabilities increased by $39,543,000 or 8.6% for the nine months ended September 30, 2003 compared to the same period in 2002 while the average rate paid on those liabilities decreased 63 basis points from 2.20% to 1.57%. The

Company's net interest margin (FTE) decreased from 5.46% for the nine month period ended September 30, 2002 to 4.81% for the same period ended September 30, 2003.

         The following table is a summary of the Company's net interest margin
(FTE) for the periods indicated:

                                            Nine months ended September 30,   Three months ended September 30,
                                            -------------------------------   --------------------------------
                                                   2003        2002                   2003        2002
                                                   ----        ----                   ----        ----
Yield on earning assets                            6.13%       7.30%                  5.75%       7.16%
Rate paid on interest-bearing liabilities          1.57%       2.20%                  1.44%       1.95%
                                                   ----        ----                   ----        ----
  Net interest spread                              4.56%       5.10%                  4.31%       5.21%
                                                   ====        ====                   ====        ====
  Net interest margin                              4.81%       5.46%                  4.55%       5.55%
                                                   ====        ====                   ====        ====

Noninterest Income
------------------

         The following table is a summary of the Company's noninterest income for the periods indicated:

Noninterest Income                          Nine months ended September 30,   Three months ended September 30,
  (In thousands)                            -------------------------------   --------------------------------
                                                   2003         2002                 2003          2002
                                                ----------   ----------           ----------    ----------
  Service charges on deposit accounts           $    3,575   $    3,505           $    1,149    $      972
  Other fees and charges                             1,591        1,607                  529           692
  Gain on sale of loans                              1,442          202                  370           202
  Gain on sale or calls of securities                  201           27                   45            14
  Other                                              1,732        1,308                  574           337
                                                ----------   ----------           ----------    ----------
Total noninterest income                        $    8,541   $    6,649           $    2,667    $    2,217
                                                ==========   ==========           ==========    ==========

         Non-interest income increased from $6,649,000 for the nine months ended September 30, 2002 to $8,541,000 for the same period in 2003. Service charges on deposits and other fees and charges were nearly flat from the nine months ended September 30, 2002 to the same period in 2003. The Company recorded $1,442,000 in gains on sales of mortgages for the nine months ended September 30, 2003 compared to $202,000 for the same period in 2002. Please see the paragraph below for a discussion of mortgage loan sales. The Company also recorded $201,000 in gains on sales and calls of investment securities in 2003 compared to $27,000 for the nine months ended September 30, 2002. Other income increased from $1,308,000 for the nine months ended September 30, 2002 to $1,732,000 for the same period in 2003. The increase in other income was primarily due to an increase on earnings on life insurance holdings which were purchased to fund the Company's salary continuation plan.

         During the fourth quarter of 2002, the Company began to sell new production conforming first trust deed mortgage loans into the secondary market and retaining the servicing on these loans. This is part of a strategy to maintain a shorter duration within the loan portfolio due to the historically low interest rate environment and maintain a diverse product mix within the loan portfolio. While this strategy may serve to reduce the overall yield on earning assets in the near-term, the benefit is that when rates do start to move back up, the Company will be in a better position to respond to rate changes and maintain a consistent net interest margin. Management will continue to monitor this strategy and may change it in light of any significant interest rate movements or other factors. As of December 31, 2002 and September 30, 2003, the Company held a small portion of its loan portfolio classified as available-for-sale. Such amounts were not separately shown on the balance sheet as such amounts were not material to the financial condition of the Company.

Noninterest Expense
-------------------

         The following table is a summary of the Company's noninterest expense for the periods indicated:

                                            Nine months ended September 30,   Three months ended September 30,
                                            -------------------------------   --------------------------------
(In thousands)                                     2003         2002                 2003          2002
                                                ----------   ----------           ----------    ----------
Salaries & employee benefits                    $   10,122   $    9,289           $    3,445    $    3,082
Equipment expense                                    1,954        1,330                  594           485
Occupancy expense                                    1,303        1,142                  467           361
Marketing                                              805          806                  254           259
Data processing expenses                               126          178                   46            35
ATM expense                                            729          678                  231           240
Printing & supplies                                    399          447                  118           173
Postage                                                384          418                  120           151
Messenger expense                                      250          278                   85            77
Professional services                                  740          698                  255           220
Other                                                3,732        2,992                1,284         1,071
                                                ----------   ----------           ----------    ----------
    Total Noninterest expense                   $   20,544   $   18,256           $    6,899    $    6,154
                                                ==========   ==========           ==========    ==========

         Noninterest expense totaled $20,544,000 for the nine months ended September 30, 2003, compared to $18,256,000 for the same period in 2002. Salaries and benefits increased by $833,000 or 9.0% to $10,122,000 for the nine months ended September 30, 2003 compared to $9,289,000 for the same period in 2002. The increase in salary expense was due to regular merit increases and new employees associated with a new branch facility and an increase in workman's compensation insurance but was partially offset by a reduction in employees in BPI due to the change in core operating system which requires less personnel. Equipment expense increased for the nine months ended September 30, 2003 due to the opening of one new branch in August of 2002 and an increase in depreciation expense associated with the Company's new core operating system. Most other expense categories for the three and nine months ended September 30, 2003 experienced relatively small increases or decreases from the same respective periods in 2002 with the exception of other expense. Other expense totaled $3,732,000 for the nine months ended September 30, 2003, an increase of $740,000 or 24.7%. This was mainly due to increased communication costs associated with the new core operating system as well as normal internal growth. The Company's efficiency ratio for the first nine months of 2003 was 70.1%, an increase over the 64.4% efficiency ratio achieved for the first nine months of 2002. This is primarily due to a decrease in revenues in 2003 from prior periods and to a lesser extent, an increase in non-interest expense in 2003.

Income Taxes
------------

         The provision for income taxes for the nine months ended September 30, 2003 was $2,696,000 as compared to $2,954,000 for the same period in 2002. The effective income tax rate for state and federal income taxes was 30.8% for the nine months ended September 30, 2003 compared to 33.8% for the same period in 2002. The effective income tax rate for the three months ended September 30, 2003 was 27.2 compared to 33.8% for the same period in 2002. The decrease in the effective rate for 2003 is due to a lower overall revenue base as well as an increase in investments that are exempt from federal taxes. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company's investment in municipal securities, FNMA Preferred Stock, and life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives special tax benefits from the State of California Franchise Tax Board for operating in designated `Enterprise Zones'.

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

         At September 30, 2003, the recorded investment in loans and leases for which impairment has been recognized was approximately $1,752,000 with a related valuation allowance as determined under FAS 114, which is included in the specific allowance of $646,000. For the period ended September 30, 2003 the average recorded investment in loans and leases for which impairment has been recognized was approximately $1,475,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $48,000 for cash payments received in 2003.

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

         Non-performing assets at September 30, 2003, and December 31, 2002, are summarized as follows:

                                                                 September 30,    December 31,
                                                                     2003             2002
                                                                 -------------    -------------

Nonaccrual loans and leases                                      $       1,627    $       1,452
Loans and leases 90 days past due and still accruing interest            1,684              864
                                                                 -------------    -------------

Total nonperforming loans and leases                                     3,311            2,316
Other real estate                                                           --               55
                                                                 -------------    -------------

Total nonperforming assets                                       $       3,311    $       2,371
                                                                 =============    =============

Nonaccrual loans and leases to total gross loans and leases               0.44%            0.33%

Nonperforming loans and leases to total gross loans and leases            0.89%            0.52%

Total nonperforming assets to total assets                                0.49%            0.36%


Allowance for Loan and Lease Losses
-----------------------------------

         A summary of the allowance for loan and lease losses at September 30, 2003 and September 30, 2002 is as follows:

                                                                                September 30,    September 30,
(In thousands)                                                                      2003             2002
                                                                                -------------    -------------
Balance beginning of period                                                     $       6,723    $       5,786
Provision for loan and lease losses                                                        --            1,375
Net charge-offs                                                                            81              695
                                                                                -------------    -------------

Balance end of period                                                           $       6,642    $       6,466
                                                                                =============    =============

Allowance for loan and lease losses to nonaccrual loans and leases                     408.24%          449.97%

Allowance for loan and lease losses to nonperforming loans and leases                  200.60%          249.17%

Allowance for loan and lease losses to total gross loans and leases                      1.79%            1.48%

Ratio of net charge-offs to average loans and leases outstanding (annualized)            0.03%            0.22%


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

         The allowance for loan and lease losses is comprised of two primary types of allowances:

             1.   Formula Allowance

                  Formula allowances are based upon loan and lease loss factors that reflect management's estimate of the inherent loss in various segments of pools within the loan and lease portfolio. The loss factor is multiplied by the portfolio segment (e.g. multifamily permanent mortgages) balance to derive the formula allowance amount. The loss factors are updated periodically by the Company to reflect current information that has an effect on the amount of loss inherent in each segment.

                  The formula allowance is adjusted for qualitative factors that are based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated in connection with the unallocated allowance at September 30, 2003 included the following, which existed at the balance sheet date:

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

         The $6,642,000 in formula and specific allowances reflects management's estimate of the inherent loss in various pools or segments in the portfolio, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio. The level of formula allowance is consistent from 2002 to 2003.

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

Liquidity
---------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $23,000,000 as of September 30, 2003 were available to provide liquidity. The Company has a revolving, unsecured line of credit for $3,000,000 with a correspondent bank as of September 30, 2003. In addition, NVB and SRB are both members of the Federal Home Loan Bank ("FHLB") System providing additional borrowing capacity of $42,361,000 secured by certain loans and investment securities as of September 30, 2003. The Company also has a line of credit with Federal Reserve Bank of San Francisco ("FRB") of $4,390,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of September 30, 2003, borrowings consisted of $9,000,000 in medium-term FHLB advances, long-term borrowings of $242,000 were outstanding with the FHLB, $178,000 was outstanding with the FRB under the Treasury, Tax, and Loan program and $16,000,000 was outstanding in the form of Company obligated mandatorily redeemable cumulative trust preferred securities.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $258,826,000 and $167,747,000 (or 38.4% and 25.6% of total assets) at September 30, 2003 and December 31, 2002, respectively. The increase in liquid assets is due to growth in deposits and a decrease in total loans outstanding. As previously discussed, this is due to the strategy of selling all new fixed-rate mortgages.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $545,328,000 and $506,162,000 at September 30, 2003 and December 31, 2002, respectively.

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

Segment Discussion
------------------

         Management recognizes that each of the subsidiary banks operate in a different market and also have unique operating challenges. NVB has historically operated in a more efficient and profitable manner than does SRB. This is primarily due to the operating history and infrastructure of SRB. Since the merger with SRB in October 2000, management has been focused on making SRB a more efficient organization and has had some success in making SRB more profitable. For the nine months ended September 30, 2003, total revenues at NVB and SRB decreased 13.7% and 20% while net income increased by 9.3% and 11.8%, respectively. As noted on page 13, the Company has authorized the merging of SRB with and into NVB. This transaction is expected to be completed in the fourth quarter of 2004. Management will continue to separately analyze the performance of each subsidiary bank until such merger is executed.


Financial Condition as of September 30, 2003 As Compared to December 31, 2002
-----------------------------------------------------------------------------

         Total assets at September 30, 2003, were $673,843,000, compared to December 31, 2002 assets of $655,770,000. Investment securities and federal funds sold grew to $216,909,000 at September 30, 2003, compared to $133,330,000 at December 31, 2002.

         Net loans and leases, the Company's major component of earning assets, decreased during the first nine months of 2003 to $365,164,000 at September 30, 2003 from $437,843,000 at December 31, 2002. The Company's average loan to deposit ratio was 80.2% for the year ended December 31, 2002 and 71.0% for the nine months ended September 30, 2003. The decrease in loans outstanding is primarily due to the continued selling of the Company's fixed-rate single-family mortgage production as discussed on page 16 of this report.

         Total deposits increased to $595,384,000 at September 30, 2003 compared to $555,053,000 at December 31, 2002 driven by an increase in noninterest-bearing checking, interest-bearing checking, and savings collectively, of $47,653,000 and a decrease in time deposits of $7,322,000. The decrease in time deposits is mainly due to the low rate environment in which customers are more inclined to keep their deposits in shorter duration deposit products. The increase in demand and interest bearing demand balances is attributed to the success of the "Positively Free Checking" program. This change in the deposit mix from December 31, 2002 has had a positive effect on the Company's cost of funds (excluding non-interest checking), which was reduced from 2.20% for the nine months ended September 30, 2002 to 1.57% for the same period in 2003.

         The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company's ability to earn a high rate of return on stockholders' equity (ROE). Stockholders' equity decreased to $46,481,000 as of September 30, 2003, as compared to $50,029,000 at December 31, 2002. The decrease was primarily due to the repurchase of NOVB common stock in the amount of $6,659,000, cash dividends paid out in the amount of $2,020,000, partially offset by net income of $6,050,000. Under current regulations, management believes that the Company meets all capital adequacy requirements and both of the Company's subsidiary banks were considered well capitalized at September 30, 2003 and December 31, 2002.

         The Company's and the Banks capital amounts (in thousands) and risk-based capital ratios are presented below.

                                                                                       To Be Well Capitalized
                                                                  For Capital         Under Prompt Corrective
                                        Actual                 Adequacy Purposes         Action Provisions
                                -----------------------    ------------------------   -----------------------
                                                            Minimum       Minimum      Minimum       Minimum
                                  Amount        Ratio        Amount        Ratio        Amount        Ratio
                                ----------   ----------    ----------   ----------    ----------   ----------
Company
As of September 30, 2003:
  Total capital
    (to risk weighted assets)   $   65,100        14.15%   $   36,805         8.00%          N/A          N/A
  Tier I capital
    (to risk weighted assets)   $   59,237        12.88%   $   18,402         4.00%          N/A          N/A
  Tier I capital
    (to average assets)         $   59,237         8.79%   $   26,958         4.00%          N/A          N/A
As of December 31, 2002:
  Total capital
    (to risk weighted assets)   $   61,581        12.58%   $   39,157         8.00%          N/A          N/A
  Tier I capital
    (to risk weighted assets)   $   55,455        11.33%   $   19,578         4.00%          N/A          N/A
  Tier I capital
    (to average assets)         $   55,455         8.59%   $   25,815         4.00%          N/A          N/A

North Valley Bank
As of September 30, 2003:
  Total capital
    (to risk weighted assets)   $   43,721        13.42%   $   26,070         8.00%   $   32,588        10.00%
  Tier I capital
    (to risk weighted assets)   $   39,696        12.18%   $   13,035         4.00%   $   19,553         6.00%
  Tier I capital
    (to average assets)         $   39,696         8.64%   $   18,383         4.00%   $   22,979         5.00%
As of December 31, 2002:
  Total capital
    (to risk weighted assets)   $   41,380        12.12%   $   27,316         8.00%   $   34,146        10.00%
  Tier I capital
    (to risk weighted assets)   $   37,192        10.89%   $   13,658         4.00%   $   20,487         6.00%
  Tier I capital
    (to average assets)         $   37,192         8.61%   $   17,279         4.00%   $   21,598         5.00%

Six Rivers Bank
As of September 30, 2003:
  Total capital
    (to risk weighted assets)   $   20,179        15.27%   $   10,572         8.00%   $   13,216        10.00%
  Tier I capital
    (to risk weighted assets)   $   18,515        14.01%   $    5,286         4.00%   $    7,929         6.00%
  Tier I capital
    (to average assets)         $   18,515         8.78%   $    8,435         4.00%   $   10,544         5.00%
As of December 31, 2002:
  Total capital
    (to risk weighted assets)   $   18,958        13.03%   $   11,641         8.00%   $   14,551        10.00%
  Tier I capital
    (to risk weighted assets)   $   17,130        11.77%   $    5,821         4.00%   $    8,731         6.00%
  Tier I capital
    (to average assets)         $   17,130         8.24%   $    8,316         4.00%   $   10,394         5.00%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         In Management's opinion there has not been a material change in the Company's market risk profile for the nine months ended September 30, 2003 compared to December 31, 2002. Please see page 20 for discussion on Interest Rate Sensitivity.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

         Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management as of the end of the Company's fiscal quarter ended September 30, 2003. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         Internal Control Over Financial Reporting: An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended September 30, 2003, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Item 2.  Use of Proceeds and Issuer Purchases of Equity  Securities

         Issuer Purchases of Equity Securities

         -------------------------------------------------------------------------------------------------------------
         Period            Total Number of    Average Price     Identity of        Number of           Maximum
                           Shares             Paid per Share    Broker-dealers     Shares              number of
                           Purchased                            Used to Effect     Purchased as        Shares that May
                                                                Purchases          Part of Publicly    Yet Be
                                                                                   Announced           Purchased Under
                                                                                   Plans or            the Plans or
                                                                                   Programs            Programs
         -------------------------------------------------------------------------------------------------------------
         July 1 through    59,159             $15.50            Hoefer & Arnett    59,159              0
         July 31, 2003
         -------------------------------------------------------------------------------------------------------------
         August 1          90,000             $15.77            Hoefer & Arnett    90,000              109,000
         through August                                         & Dain Rauscher
         31, 2003
         -------------------------------------------------------------------------------------------------------------
         September 1       0                  Not applicable    Not applicable     Not applicable      109,000
         through
         September 30,
         2003
         -------------------------------------------------------------------------------------------------------------
         Total             149,159                                                 149,159
         -------------------------------------------------------------------------------------------------------------

         Footnote 1: On April 28, 2003, the Board of Directors of the Company authorized a stock repurchase program which called for the repurchase of up to three percent (3%) of the Company's then outstanding shares of common stock. The repurchases were made from time to time in the open market and were structured to comply with Commission Rule 10b-18. All of the 59,159 shares reflected in the table above for the period July 1, 2003, through July 31, 2003, were made in open market transactions and then retired. Combined with repurchases made in May and June of 2003, this brought the total number of shares repurchased under the April 28, 2003, program to 205,368, or approximately three percent (3%) of outstanding shares, and the program was terminated.

         Footnote 2: On July 28, 2003, the Board of Directors of the Company authorized a new stock repurchase program which calls for the repurchase of up to three percent (3%) of the Company's then outstanding shares of common stock (approximately 199,000 shares). The repurchases are to be made from time to time in the open market and structured to comply with Commission Rule 10b-18. All of the 90,000 shares reflected in the table above for the period August 1, 2003, through August 31, 2003, were purchased in open market transactions and then retired. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason.

         Footnote 3: All prices shown under the column for "Average Price Paid Per Share" in the table above have been adjusted for the 3 for 2 stock split paid by the Company on May 15, 2003.


Item 3.  Defaults Upon Senior Securities

         Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable


Item 5.  Other Information

         Not applicable


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications
                  Exhibit 31.1 - CEO Rule 13a-14(a)/15d-14(a) Certifications
                  Exhibit 31.2 - CFO Rule 13a-14(a)/15d-14(a) Certifications

               Exhibit 32 - Section 1350 Certifications - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with Respect to the North Valley Bancorp Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003

         (b)   Reports on Form 8-K during the quarter ended September 30, 2003:

               Filed July 18, 2003 - 2003 Second Quarter Earnings Announcement Filed August 12, 2003 - Stock Repurchase Plan Announcement Filed September 4, 2003 - Cash Dividend Announcement

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NORTH VALLEY BANCORP
--------------------
(Registrant)


Date     November 13, 2003
         -----------------


By:
--


/s/ MICHAEL J. CUSHMAN
----------------------
Michael J. Cushman
President & Chief Executive Officer


/s/ EDWARD J. CZAJKA
--------------------
Edward J. Czajka
Executive Vice President & Chief Financial Officer