Form 10-K
period 2003-12-31
NORTH VALLEY BANCORP
filed 2004-03-15
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended December 31, 2003
                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from __________ to __________.

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


                300 Park Marina Circle, Redding, California 96001
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $88,988,790 as of June 30, 2003.

The number of shares outstanding of common stock as of March 15, 2004, were 6,530,390.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

                                TABLE OF CONTENTS
                                -----------------

Part I
------

Item 1         Description of Business                                         3

Item 2         Description of Properties                                      26

Item 3         Legal Proceedings                                              26

Item 4         Submission of Matters to a Vote of Security Holders            27


Part II
-------

Item 5         Market for Registrant's Common Equity and Related
               Stockholder Matters                                            27

Item 6         Selected Financial Data                                        29

Item 7         Management's Discussion and Analysis of Financial
               Condition and Results Of Operations                            30

Item 7A        Quantitative and Qualitative Disclosures About Market
               Risk                                                           42

Item 8         Financial Statements and Supplementary Data                    42

Item 9         Changes In and Disagreements With Accountants on
               Accounting And Financial Disclosure                            43

Item 9A        Controls and Procedures                                        43


Part III
--------

Item 10        Directors and Executive Officers of the Registrant             44

Item 11        Executive Compensation                                         44

Item 12        Security Ownership of Certain Beneficial Owners and
               Management                                                     44

Item 13        Certain Relationships and Related Transactions                 44

Item 14        Principal Accounting Fees and Services                         44


Part IV
-------

Item 15        Exhibits, Financial Statement Schedules and Reports on
               Form 8-K                                                       45

               Financial Statements                                           46

               Signatures                                                     81

PART I
------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

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


General
-------

      North Valley Bancorp (the "Company") is a bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Board of Governors"). The Company was incorporated in 1980 in the State of California. On October 11, 2000, the Company completed its plan of reorganization with Six Rivers National Bank. Unless otherwise noted, the information contained herein has been restated on a historical basis as a pooling of interests as if the Company and Six Rivers National Bank had been combined for all periods presented. On January 2, 2002, Six Rivers National Bank became a California State chartered bank and in conjunction with this charter conversion, changed its name to Six Rivers Bank ("SRB"). On January 1, 2004, Six Rivers Bank was merged with and into North Valley Bank with North Valley Bank as the surviving institution. Former branches of Six Rivers Bank will continue to operate as Six Rivers Bank, a division of North Valley Bank. (For purposes herein, "NVB" shall refer to North Valley Bank including the former branches of SRB and "SRB" will refer to the former branches and operations of SRB.) The Company wholly owns its principal subsidiaries, North Valley Bank ("NVB"), North Valley Trading Company ("Trading Company"), which is inactive, Bank Processing, Inc. ("BPI"), a California corporation, North Valley Capital Trust 1 and North Valley Capital Trust II. The sole subsidiary of NVB, which is inactive, is North Valley Basic Securities (the "Securities Company").

      At December 31, 2003, the Company had approximately 365 employees, (which includes 318 full-time equivalent employees). None of the Company's employees are represented by a union and management believes that relations with employees are good.

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

      NVB (excluding the former branches of SRB) operates fourteen banking offices in Shasta and Trinity Counties, for which it has received all of the requisite regulatory approvals. The headquarters office in Redding opened in February 1973. In October 1973, NVB opened its Weaverville Office; in October 1974, its Hayfork Office; in January 1978, its Anderson Office; and in September 1979, its Enterprise Office (East Redding). On December 20, 1982, NVB acquired the assets of two branches of the Bank of California: one located in Shasta Lake and the other in Redding, California. On June 1, 1985, NVB opened its Westwood Village Office in South Redding. On November 27, 1995, NVB opened a branch located in Palo Cedro, California. On October 14, 1997, NVB opened a branch located in Shasta Lake, California. NVB opened two super-market branches in 1998 located in Cottonwood, California, on January 20, 1998, and Redding, California, on September 8, 1998. On May 11, 1998, NVB opened a Business Banking Center in Redding, California, to provide banking services to business and professional clients. On August 13, 2001, the Business Banking Center, North Valley Bancorp Securities and the Company's Administrative offices moved to a new location at 300 Park Marina Drive in Redding, California. On August 5, 2002, NVB opened an Express Banking Center located at 2245 Churn Creek Road in Redding. On September 5, 2003, NVB closed escrow on a property located at 480 Pioneer Avenue, Woodland, California for the express purpose of constructing a full-service banking facility on this property.

      Six Rivers National Bank was formed in 1989 as a national banking association. On January 2, 2002, Six Rivers National Bank became a California state-chartered bank and changed its name to Six Rivers Bank. As mentioned above, on January 1, 2004, SRB was merged with and into NVB with NVB as the surviving entity. SRB operates seven full service offices in Eureka (2), Crescent City, Ferndale, Garberville, McKinleyville and Willits. In 1997, SRB completed the purchase and conversion of four branches of Bank of America which increased its presence from its original market of Humboldt and Del Norte counties into Trinity County to the Northeast and Mendocino County to the South. During the fourth quarter of 2000, the SRB Weaverville branch was sold which was a condition to the closing of the plan of reorganization with the Company.

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

      North Valley Capital Trust I is an unconsolidated Delaware business trust wholly-owned by the Company and formed in 2001 for the exclusive purpose of issuing Company obligated mandatorily redeemable cumulative Trust Preferred Securities of Subsidiary Grantor Trust holding solely junior subordinated debentures.

      North Valley Capital Trust II is an unconsolidated Delaware business trust wholly-owned by the Company and formed in 2003 for the exclusive purpose of issuing Company obligated mandatorily redeemable cumulative Trust Preferred Securities of Subsidiary Grantor Trust holding solely junior subordinated debentures.

      SRB and NVB have signed agreements with Essex National Securities ("Essex") whereby Essex provides brokerage services and standardized investment advice to SRB customers at SRB's Main office located at 402 F Street, Eureka, California and to NVB customers at NVB administrative offices located at 300 Park Marina Circle in Redding, California. SRB and NVB share in the fees and commissions paid to Essex on a pre-determined schedule.

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

                                              2003                             2002                             2001
                               -------------------------------    -----------------------------    -----------------------------
                                Average                           Average                          Average
                                Balance     Interest    Rate      Balance    Interest    Rate      Balance    Interest    Rate
                               ---------    --------   -------   ---------   --------   -------   ---------   --------   -------
Assets
Federal funds sold             $  55,817    $    596     1.07%   $  22,504   $    346     1.54%   $  20,814   $    674     3.24%
Investments:
  Taxable securities             110,264       4,251     3.86%      79,847      4,224     5.29%      73,045      4,762     6.64%
  Non-taxable securities(1)       23,054       1,913     8.30%      26,756      2,312     8.64%      27,594      2,468     8.94%
  FNMA Preferred Stock (1)         8,639         494     5.71%         395         24     6.08%          --         --     0.00%
  Interest bearing deposits
    in other financial
    institutions                     477          16     3.35%         737         43     5.83%       2,072         73     3.52%
                               ---------    --------   -------   ---------   --------   -------   ---------   --------   -------
Total investments                142,434       6,674     4.69%     107,735      6,603     6.13%     102,711      7,303     7.11%

Total loans and leases (2)(3)    399,217      28,595     7.16%     424,272     32,738     7.72%     378,190     32,671     8.64%
                               ---------    --------   -------   ---------   --------   -------   ---------   --------   -------

Total interest-earning
  Assets/interest income         597,468    $ 35,865     6.00%     554,511   $ 39,687     7.16%     501,715   $ 40,648     8.10%

Non-earning assets                80,622                            71,656                           66,422
Allowance for loan and
  lease losses                    (6,734)                           (6,256)                          (5,335)
                               ---------                         ---------                        ---------
Total assets                   $ 671,356                         $ 619,911                        $ 562,802
                               =========                         =========                        =========

Liabilities and
  Stockholders' Equity

Transaction accounts           $ 151,390    $    835     0.55%   $ 119,081   $  1,008     0.85%   $  94,857   $  1,439     1.52%
Savings and  money market        148,315       1,262     0.85%     131,354      1,536     1.17%     108,986      2,650     2.43%
Time deposits                    166,206       3,456     2.08%     177,775      5,293     2.98%     202,721     10,463     5.16%
  other borrowed funds            34,421       1,974     5.73%      37,852      1,955     5.17%      15,106        923     6.12%
                               ---------    --------   -------   ---------   --------   -------   ---------   --------   -------
Total interest-bearing
  liabilities/interest expense   500,332       7,527     1.50%     466,062      9,792     2.10%     421,670     15,475     3.67%

Non-interest bearing deposits    117,287                           100,567                           83,226
  other liabilities                5,906                             6,703                            7,056
                               ---------                         ---------                        ---------
Total liabilities                623,525                           573,332                          511,952

Stockholders' equity              47,831                            46,579                           50,850
                               ---------                         ---------                        ---------

Total liabilities and
  stockholders equity          $ 671,356                         $ 619,911                        $ 562,802
                               =========                         =========                        =========

Net interest income / spread                $ 28,338     4.50%               $ 29,895     5.06%               $ 25,173     4.43%
                                            ========   =======               ========   =======               ========   =======

Net interest margin (4)                                  4.74%                            5.39%                            5.02%
                                                       =======                          =======                          =======

(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2) Loans on nonaccrual status have been included in the computations of average balances.
(3) Includes loan fees of $228, $337 and $509 for the years ended December 31, 2003, 2002 and 2001, respectively
(4) Net interest margin is determined by dividing net interest income by total average interest earning assets.

Rate Volume Analysis of changes in Net Interest Income

      The following table summarizes changes in net interest income resulting from changes in average asset and liability balances (volume) and changes in average interest rates. The change in interest due to both rate and volume has been allocated to the change in volume (in thousands).

                                2003 Compared to 2002            2002 Compared to 2001
                             -------------------------------  -------------------------------
                                                    Total                            Total
                             Average    Average    Increase   Average    Average    Increase
                             Volume      Rate     (Decrease)  Volume      Rate     (Decrease)
                             -------    -------   ----------  -------    -------   ----------
Interest income

Interest on fed funds sold   $   356    $  (106)   $   250    $    26    $  (354)   $  (328)

Interest on investments:
  Taxable securities           1,173     (1,146)        27        360       (898)      (538)
  Non-taxable securities        (307)       (92)      (399)       (72)       (84)      (156)
  FNMA preferred stock           471         (1)       470         24         --         24
  Interest bearing
    deposits in other
    financial institutions        (9)       (18)       (27)       (78)        48        (30)
                             -------    -------    -------    -------    -------    -------
Total investments              1,328     (1,257)        71        234       (934)      (700)

Interest on loans and
  leases                      (1,795)    (2,348)    (4,143)     3,556     (3,489)        67
                             -------    -------    ---------  -------    -------   --------
Total interest income        $  (111)   $(3,711)   $(3,822)   $ 3,816    $(4,777)   $  (961)
                             -------    -------    -------    -------    -------    -------

Interest expense

Transaction accounts         $   178    $  (351)   $  (173)   $   205    $  (636)   $  (431)
Savings and  money market        144       (418)      (274)       262     (1,376)    (1,114)
Time deposits                   (241)    (1,596)    (1,837)      (743)    (4,427)    (5,170)
  other borrowed funds          (197)       216         19      1,175       (143)     1,032
                             -------    -------    -------    -------    -------    -------
Total interest expense       $  (116)   $(2,149)   $(2,265)   $   899    $(6,582)   $(5,683)
                             -------    -------    -------    -------    -------    -------

Total change in net
  interest income            $     5    $(1,562)   $(1,557)   $ 2,917    $ 1,805    $ 4,722
                             =======    =======    =======    =======    =======    =======

Investment Securities:
----------------------

      The Company's policy regarding investments is as follows:

      Trading Securities are carried at fair value. Changes in fair value are included in other operating income. The Company did not have any securities classified as trading at December 31, 2003, 2002, and 2001.

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

      At December 31, the amortized cost of securities and their approximate fair value were as follows (in thousands):

                                                                       Carrying
                                               Gross        Gross       Amount
Available for sale securities:   Amortized   Unrealized   Unrealized    (Fair
                                   Cost        Gains        Losses       Value)
                                 ---------   ----------   ----------   ---------
December 31, 2003
Securities of U.S. government
  agencies and corporations $ 12,574 $ 73 $ (14) $ 12,633 obligations of states and
  political subdivisions            25,903       1,133          (94)      26,942
Mortgage-backed securities         133,760         424       (1,408)     132,776
Corporate securities                 6,027         273          (26)       6,274
Other securities                    13,127          27         (734)      12,420
                                 ---------   ---------    ---------    ---------
                                 $ 191,391   $   1,930    $  (2,276)   $ 191,045
                                 =========   =========    =========    =========

December 31, 2002
Securities of U.S. government
  agencies and corporations      $  11,220   $       9    $      --    $  11,229
  obligations of states and
  political subdivisions            23,580       1,138          (67)      24,651
Mortgage-backed securities          59,915       1,108           (4)      61,019
Corporate securities                 8,976         520           --        9,496
Other securities                     4,088          --           (8)       4,080
                                 ---------   ---------    ---------    ---------
                                 $ 107,779   $   2,775    $     (79)   $ 110,475
                                 =========   =========    =========    =========


December 31, 2001
Securities of U.S. government
  agencies and corporations      $   1,991   $      78    $      --    $   2,069
  obligations of states and
  political subdivisions            28,085       1,074         (254)      28,905
Mortgage-backed securities          70,331         601          (81)      70,851
Corporate securities
                                     9,946          20         (241)       9,725
Other securities                        88          --          (12)          76
                                 ---------   ---------    ---------    ---------
                                 $ 110,441       1,773    $    (588)   $ 111,626
                                 =========       =====    =========    =========


Held to maturity securities:     Carrying
                                  Amount       Gross        Gross
                                (Amortized   Unrealized   Unrealized     Fair
                                   Cost)       Gains        Losses      Value
                                 ---------   ----------   ----------   ---------
December 31, 2003
  obligations of states and
  political subdivisions         $   1,455   $     376    $      --    $   1,831
                                 =========   =========    =========    =========


December 31, 2002
  obligations of states and
  political subdivisions         $   1,455   $     388    $      --    $   1,843
                                 =========   =========    =========    =========


December 31, 2001
  obligations of states and
  political subdivisions         $   1,455   $     486    $      --    $   1,941
                                 =========   =========    =========    =========

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

      On January 1, 2001, the Company transferred $25,471,000 of certain securities from the held to maturity to the available for sale classification at fair value upon adoption and as allowed by SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. The unrealized gains on the securities transferred were $1,115,000. The net unrealized gains and losses are recorded net of tax within accumulated other comprehensive income (loss), which is a separate component of stockholders' equity.

      The following table shows estimated fair value of our investment securities (other than equity securities with a fair value of approximately $12,420,000) by year of maturity as of December 31, 2003. Expected maturities, specifically of mortgage-backed securities, may differ significantly from contractual maturities because borrowers may have the right to prepay with or without penalty. Tax-equivalent adjustments have been made in calculating yields on tax exempt securities.

      Contractual Maturity Distribution and Yields of Investment Securities (in thousands):

                                                                     After       After Five
                                                     Within       One Through     Through        After
                                                    One Year      Five Years     Ten Years     Ten Years       Total
                                                    --------      -----------    ----------    ---------     ---------
Available for Sale Securities
  Securities of U.S. government agencies and
    corporations                                    $  9,700       $  2,933      $             $             $ 12,633
  Mortgage-backed securities                           6,118         48,744        10,136        67,779       132,777
  Tax-exempt securities                                1,503          5,982         1,911        17,546        26,942
  Corporate securities                                 4,062          2,211                                     6,273
                                                    --------       --------      --------      --------      --------
Total securities available for sale                 $ 21,383       $ 59,870      $ 12,047      $ 85,325      $178,625
                                                    ========       ========      ========      ========      ========

Weighted average yield                                  4.80%          4.03%         3.93%         4.10%         4.15%

Held to Maturity Securities
  Tax-exempt securities                                                                        $  1,831      $  1,831
                                                                                               ========      ========

Weighted average yield                                                                            10.03%        10.03%


Loan and Lease Portfolio
------------------------

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

      Major classifications of loans and leases at December 31 are summarized as follows (in thousands):

                                                 2003            2002            2001            2000            1999
                                              ---------       ---------       ---------       ---------       ---------
Commercial, financial and agricultural        $  36,997       $  40,683       $  49,248       $  53,617       $  49,925
Real estate - commercial                        163,474         159,946          99,164          90,041          80,681
Real estate - construction                       37,566          25,388           9,764           4,794           4,049
Real estate - mortgage(1)                        54,588         104,590         109,830         100,937          82,202
Installment                                      62,609          87,710         113,970         105,393          92,973
Direct financing leases                             689           1,795           3,454           5,183           5,395
Other                                            23,214          24,271          11,588           9,727          15,434
                                              ---------       ---------       ---------       ---------       ---------

  Total loans and leases receivable             379,137         444,383         397,018         369,692         330,659

Allowance for loan and lease losses              (6,493)         (6,723)         (5,786)         (4,964)         (4,606)
Deferred loan costs (fees)                           16             183            (210)            (69)           (229)
                                              ---------       ---------       ---------       ---------       ---------
  Net loans and leases                        $ 372,660       $ 437,843       $ 391,022       $ 364,659       $ 325,824
                                              =========       =========       =========       =========       =========

(1)   Includes loans held for sale, as applicable

      At December 31, 2003 and 2002, the Company serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $129,485,000 and $100,234,000. respectively.

      The Company was contingently liable under letters of credit issued on behalf of its customers for $4,819,000 and $2,461,000 at December 31, 2003 and 2002, respectively. At December 31, 2003, commercial and consumer lines of credit, and real estate loans of approximately $26,492,000 and $60,817,000, were undisbursed. At December 31, 2002, commercial and consumer lines of credit, and real estate loans of approximately $28,637,000 and $37,938,000, were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk more than the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Company's involvement in these instruments and do not necessarily represent the actual amount subject to credit loss.

Maturity Distribution and Interest Rate Sensitivity of Loans and Commitments
----------------------------------------------------------------------------

      The following table shows the maturity of certain loan categories and commitments. Excluded categories are residential mortgages of 1-4 family residences, installment loans and lease financing outstanding as of December 31, 2003. Also provided with respect to such loans and commitments are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands):

                                                      After
                                                      One
                                                     Through    After
                                           Within     Five      Five
                                           One Year   Years     Years     Total
                                           --------  -------   -------   -------
Commercial, financial and Agricultural     $20,730   $11,291   $ 4,976   $36,997
Real Estate - construction                  26,442    10,931       193    37,566

Loans maturing after one year with:
  Fixed interest rates                               $20,286   $ 5,169   $25,455
  Variable interest rates                              1,936             $ 1,936

Certificates of Deposit
-----------------------

      Maturities of time certificates of deposit outstanding of less than $100,000 and $100,000 or more at December 31, 2003 are summarized as follows (in thousands):

Remaining maturities:                         $100,000        Less than
                                              or more         $100,000
                                              --------        ---------
Three months or less                          $ 15,406        $  44,159
  over three through twelve months              31,964           55,953
  over one year through three years              4,078           11,736
  over three years                                  --              111
                                              --------        ---------

Total                                         $ 51,448        $ 111,959
                                              ========        =========

      As of December 31, 2003, the Company did not have any brokered deposits. In general, it is the Company's policy not to accept brokered deposits.

Other Borrowed Funds
--------------------

      Other borrowings outstanding as of December 31, 2003 consist of a loan from the Federal Reserve Bank ("FRB") in the form of Treasury Tax and Loan notes which are generally required to be repaid within 30 days from the transaction date as well as Federal Home Loan Bank ("FHLB") advances. The following table summarizes these borrowings (in thousands):


                                           2003      2002      2001
                                         -------   -------   -------

           Short-Term borrowings:
              FHLB advances              $ 7,500   $23,500   $ 7,000
              FRB loan                       259        89       254
                                         -------   -------   -------
           Total Short-Term borrowings   $ 7,759   $23,589   $ 7,254
                                         =======   =======   =======

           Long-Term Borrowings:
              FHLB advances              $ 1,700   $ 9,299   $13,393
                                         -------   -------   -------
           Total Long-Term borrowings    $ 1,700   $ 9,299   $13,393
                                         =======   =======   =======

      The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities (dollars in thousands):

                                         Short Term        Long Term
                                         ----------        ---------

           Amount                        $    7,500        $   1,700
           Maturity                            2004             2005
           Average Rates                     4.208%           4.450%

      The following table provides information related to the Company's short-term borrowings under its security repurchase arrangements and lines of credit for the periods indicated (in thousands):

Short-Term Borrowings
---------------------
                                              2003        2002        2001
                                            --------    --------    --------

Average balance during the year             $ 19,798    $ 26,108    $  1,957
Average interest rate for the year              3.41%       2.53%       5.00%
Maximum month-end balance during the year   $ 32,792    $ 27,000    $ 18,100
Average rate as of December 31,                 4.21%       2.40%       3.31%

Certain Contractual Obligations
-------------------------------

      The following chart summarizes certain contractual obligations of the company as of December 31, 2003:

      (dollars in thousands)                         Less                         More
                                                   than one    1-3       3-5     than 5
                                          Total      year     years     years     years
                                          -----    --------   -----     -----    ------
Subordinated Debentures, fixed rate of
  10.25% payable on 2031                 $10,310                                 $10,310
Subordinated Debentures, floating rate
  of 6.448% payable on 2033                6,186                                   6,186
FHLB loan, fixed rate of 4.17% payable
  on February 22, 2005                     1,500               1,500
FHLB loan, fixed rate of 6.55% payable
  on October 3, 2005                         200                 200
Operating lease obligations                2,656       593     1,164       899
Deferred compensation(1)                   2,118       110       221        82     1,705
Supplemental retirement plans(1)           2,517       202       395       236     1,684
                                         -------   -------   -------   -------   -------
     Total                               $25,487   $   905   $ 3,480   $ 1,217   $19,885
                                         =======   =======   =======   =======   =======

(1) These amounts represent known certain payments to participants under the company's deferred compensation and supplemental retirement plans. See
      Note 13 in the financial statements at Item 15 of this report for additional information related to the company's deferred compensation and supplemental retirement plan liabilities.

Subordinated Debentures
-----------------------

      The Company formed North Valley Capital Trust I and North Valley Capital Trust II (the "Trusts") as special purpose entities ("SPE"). The Trusts are Delaware business trusts wholly owned by the Company and formed for the purpose of issuing Company obligated mandatorily redeemable cumulative Trust Preferred Securities (Trust Preferred Securities). Proceeds from the issuance of the Trust Preferred Securities were used to invest in junior subordinated debentures of the Company (Subordinated Debentures). Proceeds from the issuance of the Subordinated Debentures have been used by the Company for various corporate matters including stock repurchases. For financial reporting purposes, the Subordinated Debentures are included in the consolidated balance sheet. Under applicable regulatory guidelines all of the Trust Preferred Securities currently qualify as Tier I capital.

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

      During the second quarter of 2003, North Valley Capital Trust II issued 6,000 Trust Preferred Securities with a liquidation value of $1,000 for gross proceeds of $6,000,000. The entire proceeds of the issuance were invested by North Valley Capital Trust I in $6,000,000 aggregate principal amount of 6.448% subordinated debentures due in 2033 (the Subordinated Debentures) issued by the Company. The Subordinated Debentures represent the sole assets of North Valley Capital Trust II. The Subordinated Debentures mature in 2033, bear an initial interest rate of 6.448%, payable semi-annually, and are redeemable by the Company at par beginning on or after April 10, 2008, plus any accrued and unpaid interest to the redemption date. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on 2033.

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

      NVB is licensed by the California Commissioner of Financial Institutions (the "Commissioner"), NVB's deposits are insured by the FDIC, and NVB is a member of the Federal Reserve System. Consequently, NVB is subject to the supervision of, and is regularly examined by, the Commissioner and the Board of Governors of the Federal Reserve System ("FRB" or "Board of Governors). Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, allowance for loan and lease losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. NVB is required to file reports with the Commissioner and the FRB and provide such additional information as the Commissioner and the FRB may require.

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

      The Company, and any subsidiaries, which it may acquire or organize, are deemed to be "affiliates" of NVB within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by NVB to affiliates, and (b) on investments by NVB in affiliates' stock as collateral for loans to any borrower. The Company and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

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

      At December 31, 2003, NVB, SRB and the Company were in compliance with the risk-based capital and leverage ratios described above. See Item 8, Financial Statements and Supplementary Data and Note 19 to the Financial Statements incorporated by reference, therein, for a listing of the Company's risk-based capital ratios at December 31, 2003 and 2002.

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

      The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from each of the Company's subsidiary banks. The payment of cash dividends and/or management fees by NVB is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. See Item 5 below for further information regarding the payment of cash dividends by the Company and NVB.

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

      Effective December 25, 2001, Section 313(a) of the Patriot Act prohibits any insured financial institution such as North Valley Bank from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as "shell banks"), subject to certain exceptions for regulated affiliates of foreign banks. Section 313(a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319(b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

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

  o Disclosure of whether a company has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics. The disclosure obligation becomes effective for fiscal years ending on or after July 15, 2003. The ethics code must contain written standards that are reasonably designed to deter wrongdoing and to promote:
  o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
  o Full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the Securities and Exchange Commission and in other public communications made by the registrant;
  o   Compliance with applicable governmental laws, rules and regulations;
  o The prompt internal reporting to an appropriate person or persons identified in the code of violations of the code; and
  o   Accountability for adherence to the code.
  o Disclosure of whether a company's audit committee of its board of directors has a member of the audit committee who qualifies as an "audit committee financial expert." The disclosure obligation becomes effective for fiscal years ending on or after July 15, 2003. To qualify as an "audit committee financial expert," a person must have:
      o An understanding of generally accepted accounting principles and financial statements;
      o The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;
      o Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;
      o An understanding of internal controls and procedures for financial reporting; and
      o  An understanding of audit committee functions.
      o A person must have acquired the above listed attributes to be deemed to to qualify as an "audit committee financial expert" through any one or more of the following:
      o Education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions;
      o Experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions;
      o Experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; or
      o  Other relevant experience.
  o The rule contains a specific safe harbor provision to clarify that the designation of a person as an "audit committee financial expert" does not cause that person to be deemed to be an "expert" for any purpose under
      Section 11 of the Securities Act of 1933, as amended, or impose on such person any duties, obligations or liability greater that the duties, obligations and liability imposed on such person as a member of the audit committee and the board of directors, absent such designation. Such a designation also does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.
  o   A prohibition on insider trading during pension plan black-out periods.
  o   Disclosure of off-balance sheet transactions.
  o   A prohibition on personal loans to directors and officers.
  o Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.
  o Standards on professional conduct for attorneys requiring attorneys having an attorney-client relationship with a company, among other matters, to report "up the ladder" to the audit committee, another board committee or the entire board of directors certain material violations.
  o Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities reducing the filing deadline to within 2 business days of the date a transaction triggers an obligation to report.

  o Accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as "accelerated filers" to be phased-in over a four year period reducing the filing deadline for Form 10-K reports from 90 days after the fiscal year end to 60 days and Form 10-Q reports from 45 days after the fiscal quarter end to 35 days.
  o Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by "accelerated filers" as soon as reasonably practicable after such reports and material are filed with or furnished to the Securities and Exchange Commission.
  o Rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act. These proposed rules would establish audit committee:
      o   Independence standards for members;
      o Responsibility for selecting and overseeing the issuer's independent accountant;
      o Responsibility for handling complaints regarding the issuer's accounting practices;
      o   Authority to engage advisers; and
      o Funding requirements for the independent auditor and outside advisers engaged by the audit committee.

      On November 4, 2003, the Securities and Exchange Commission adopted changes to the standards for the listing of issuer securities by the New York Stock Exchange and NASDAQ Stock Market. The revised standards for listing conform to and supplement Rule 10A-3 under the Securities Exchange Act of 1934, as amended, which the Securities and Exchange Commission adopted in April 2003 pursuant to the Act.

      The Company's securities are listed on the NASDAQ Stock Market. Consequently, in addition to the rules promulgated by the Securities and Exchange Commission pursuant to the Act, the Company must also comply with revised listing standards applicable to NASDAQ listed companies. Generally, listed companies must comply with the revised listing standards by the first annual meeting of shareholders following January 15, 2004. The revised NASDAQ listing standards applicable to the Company include the following:

  o A majority of directors of a listed company must be "independent", which excludes:

      o Any director who is, or at any time in the past three years was, employed by a listed company, its parent or a subsidiary;

      o Any director or any family member who received payments in excess of $60,000 in the current year or prior three years from a listed company, its parent or a subsidiary;

      o Any director whose family member is employed or during the last three years was employed as an executive officer of a listed company, its parent or a subsidiary;

      o Any director or any family member who is a partner, controlling shareholder or executive officer of an organization to which a listed company made payments or from which a listed company received payments, for services or property, in the current year or prior three years in excess of the greater of $200,000 or 5% of the recipient's consolidated gross revenues in the year of payment;

      o Any director or any family member who is employed as an executive officer of another organization where during the current year or prior three years an executive officer of a listed company served on the compensation committee of such organization; and

      o Any director or any family member who is a partner of the outside auditor of a listed company or was a partner or employee of the listed company's auditor and worked on the company's audit in the prior three years.

  o Independent directors of a listed company must meet alone in executive sessions at least two times annually.

  o Listed companies must certify adoption of a resolution or written charter dealing with nominations of directors and select nominees for election as directors either by determination of a majority of independent directors or by a nominating committee consisting solely of independent directors, with certain exceptions.

  o Compensation of a listed company's chief executive officer must be determined either by a majority of independent directors or by a compensation committee consisting solely of independent directors, with certain exceptions.

  o The audit committee of a listed company, subject to certain exceptions, must comply with requirements that include:

      o The committee be comprised of at least three independent directors who have not participated in the preparation of financial statements for the company, its parent or subsidiaries during the last three years;

      o Each director must be able to read and understand financial statements;

      o At least one director must meet the "financial sophistication" criteria which the company must certify;

      o   The committee must adopt a written charter; and

      o The committee is responsible for the review and approval of all related-party transactions, except those approved by another board committee comprised of independent directors.

  o The adoption or amendment of any equity compensation arrangement after June 30, 2003, such as a stock option plan, requires shareholder approval, subject to certain exemptions.

  o A code of conduct must be adopted by May 4, 2004 that (i) complies with the code of ethics requirements of the Act; (ii) covers all directors, officers and employees; (iii) includes an enforcement mechanism; and (iv) permits only the board of directors to grant waivers from or changes to the code of conduct affecting directors and executive officers and requires prompt disclosure thereof on a Form 8-K filing with the Securities and Exchange Commission.

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


The California Corporate Disclosure Act
---------------------------------------

      On September 28, 2002, California Governor Gray Davis signed into law the California Corporate Disclosure Act (the "CCD Act"), which became effective January 1, 2003. The CCD Act requires publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. The CCD Act requires the Company to disclose:

  o The name of the company's independent auditor and a description of services, if any, performed for the company during the previous 24 months;
  o The annual compensation paid to each director and executive officer, including stock or stock options not otherwise available to other company employees;
  o A description of any loans made to a director at a "preferential" loan rate during the previous 24 months, including the amount and terms of the loans;

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


Competition
-----------

      At June 30, 2003, commercial and savings banks in competition with the Company, NVB and SRB, had forty four banking offices in Shasta and Trinity Counties where NVB operates its fourteen banking offices and there were fifty-six competing offices of commercial and savings bank offices in Del Norte, Mendocino and Humboldt Counties where SRB operates its seven banking offices. Additionally, the Company competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

      Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services and international banking which the Company is not authorized nor prepared to offer currently. The Company has arranged with correspondent banks and with others to provide some of these services for their customers. For borrowers requiring loans in excess of each subsidiary bank's legal lending limit, the Company has offered, and intend to offer in the future, such loans on a participating basis with correspondent banks and with other independent banks, retaining the portion of such loans which is within the applicable lending limits. As of December 31, 2003, NVB's and SRB's aggregate legal lending limits to a single borrower and such borrower's related parties were $6,458,000 and $3,236,000 on an unsecured basis and $10,763,000 and $5,393,000 on a fully secured basis, based on regulatory capital of $43,054,000 and $20,643,000, respectively.

      In order to compete with the major financial institutions in its primary service areas, the Company, through its subsidiary banks, utilizes to the fullest extent possible, the flexibility which is accorded by its independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by the officers, directors and employees of the Company. The Company's subsidiary bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses.

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

      In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the above risk-based assessment rate schedule, NVB's current capital ratios and NVB's current levels of deposits, NVB anticipates no change in the assessment rate applicable during 2004 from that in 2003.

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

      Shares of Company Common Stock eligible for future sale could have a dilutive effect on the market for Company Common Stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 20,000,000 shares of common stock, of which 6,488,073 were outstanding at December 31, 2003. Pursuant to its stock option plans, at December 31, 2003, the Company had outstanding options to purchase 997,976 shares of Company Common Stock. As of December 31, 2003, 341,366 shares of Company Common Stock remained available for grants under the Company's stock option plans. Sales of substantial amounts of Company Common Stock in the public market could adversely affect the market price of Common Stock.

      A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2003, real estate served as the principal source of collateral with respect to approximately 57% of the Company's loan portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available-for-sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value for Company Common Stock. Acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

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


Recent Accounting Pronouncements
--------------------------------

      In December, 2003, the FASB revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of a variable interest entity
(VIE) that posses certain characteristics. A company that holds variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and or receive a majority of the VIE's expected residual returns, if they occur. The Company adopted FIN 46 on December 31, 2003. Adoption of this standard required the Company to deconsolidate its investment in North Valley Capital Trust I and North Valley Capital Trust II. The deconsolidation of the Trusts, formed in connection with the issuance of Trust Preferred Securities, appears to be an unintended consequence of FIN 46. In management's opinion, the effect of deconsolidation on the Company's financial position and results of operations was not material. In addition, management does not believe that the Company has any VIEs that would be consolidated under the provisions of FIN 46.

      In July 2003, the Board of Governors of the Federal Reserve Systems issued a supervisory letter instructing bank holding companies to continue to include Trust Preferred Securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of the accounting changes resulting from FIN 46 and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include Trust Preferred Securities in Tier 1 capital for regulatory capital purposes.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For mandatorily redeemable financial instruments of a nonpublic entity, this Statement shall be effective for existing or new contracts for fiscal periods beginning after December 15, 2004. The Company adopted the provisions of this Statement on July 1, 2003 and, in management's opinion, adoption of the Statement did not have a material effect on the Company's consolidated financial position or results of operations.

      On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in SFAS No. 133. The Statement also clarifies when a derivative contains a financing component. The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. In management's opinion, adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

      The Company's principal executive and administrative office is located in a leased building at 300 Park Marina Circle, Redding, Shasta County, California.

      The following table sets forth information about the Company's premises:

          Description                 Office Type         Owned/Leased
-------------------------------------------------------------------------
North Valley Bank:
Redding                                          Branch            Owned
Westwood                                         Branch           Leased
Shasta Lake                                      Branch            Owned
Country Club                                     Branch            Owned
Weaverville                                      Branch            Owned
Hayfork                                          Branch            Owned
Buenaventura                         Supermarket Branch           Leased
Anderson                                         Branch            Owned
Enterprise                                       Branch            Owned
Cottonwood                           Supermarket Branch           Leased
Palo Cedro                                       Branch           Leased
Churn Creek                                      Branch            Owned
Woodland                             Land-Future Branch            Owned
Redding Warehouse                      Storage Facility           Leased
Park Marina Circle               Administrative/Limited           Leased
                                             Use Branch
Park Marina                         Limited Used Branch           Leased
BPI                      Data Processing/Administrative            Owned

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

      On January 1, 2004, SRB was merged with and into North Valley Bank with North Valley Bank as the surviving corporation. Effective with such merger, the branch premises described above as owned or leased by SRB became owned or leased by North Valley Bank.

      From time to time, the Company, through NVB acquires real property through foreclosure of defaulted loans. The policy of the Company is not to use or permanently retain any such properties but to resell them when practicable.


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


PART II
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

      The North Valley Bancorp common stock is listed and trades on the Nasdaq National Market under the symbol "NOVB". The shares were first listed with the Nasdaq Stock Market in April 1998.

      The following table summarizes the Common Stock high and low trading prices traded during the two year period ended December 31, 2003 as reported on the Nasdaq Stock Market and the cash dividends declared on the common stock during the same period. All per share data has been retroactively restated to give effect for the three-for-two stock split approved by the Board of Directors on March 11, 2003 and payable in the form of a stock dividend to shareholders of record on April 15, 2003.

                                                 Price of Common
                                                       Stock             Cash
                                             -----------------------   Dividends
Quarter Ended:                                 High           Low      Declared
                                             --------      ---------   ---------

March 31, 2002                               $  11.07      $    9.02   $    0.08
June 30, 2002                                   11.51          10.54        0.08
September 30, 2002                              11.33          10.03        0.08
December 31, 2002                               12.07          10.37        0.09

March 31, 2003                               $  13.71      $   12.14   $    0.10
June 30, 2003                                   16.97          13.76        0.10
September 30, 2003                              16.25          14.92        0.10
December 31, 2003                               16.01          15.15        0.10

      The Company had approximately 988 shareholders of record as of March 12, 2004.

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

      The following tables summarize the fourth quarter stock repurchase activity for the Company's current Stock Repurchase Program.

                                                              Total
                                                            Number of     Maximum
                                                              Shares     Number of
                                                            Purchased   Shares that
                                                Average     as Part of   May Yet be
                                                 Price       Publicly    Purchased
                                Total Number    Paid per    Announced    Under the
Period                            of Shares      Share        Plans         Plan
------                          ------------    --------    ---------   -----------

October 1 thru 31, 2003                 0
November 1 thru 30, 2003           81,200       $  15.97    2,397,521      27,954
December 1 thru 31, 2003           17,500       $  15.98    2,415,021      10,454


      The above repurchase program - announced on July 28, 2003 - is the seventh such plan announced by the Company since May of 2001. The program calls for the repurchase of up to 3.0% of the Company's outstanding shares, or 199,154 shares.

The repurchases will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under this program will be retired. The number, price and timing of the repurchases shall be at the Company's sole discretion and the program may be re-evaluated depending on market conditions, liquidity needs or other factors. The Board of Directors, based on such re-evaluations, may suspend, terminate, modify or cancel the program at any time without notice.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

North Valley Bancorp & Subsidiaries
(dollars in thousands except per share data)
FOR THE YEAR ENDED DECEMBER 31           2003          2002          2001          2000          1999
                                     ----------    ----------    ----------    ----------    ----------

SUMMARY OF OPERATIONS
Total interest income                $   35,100    $   38,902    $   39,811    $   39,966    $   36,279

Total interest expense                    7,527         9,792        15,475        16,235        14,029
                                     ----------    ----------    ----------    ----------    ----------
Net interest income                      27,573        29,110        24,336        23,731        22,250
Provision for  loan and lease
  losses                                     --         1,795         1,370         1,670         1,262
                                     ----------    ----------    ----------    ----------    ----------
Net interest income after
  provision for loan and lease
  losses                                 27,573        27,315        22,966        22,061        20,988
Total non interest income                11,265         9,313         8,852         6,872         5,368
Total non interest expense               27,262        24,728        22,090        24,236        18,281
                                     ----------    ----------    ----------    ----------    ----------
Income before provision for income       11,576        11,900         9,728         4,697         8,075
taxes
Provision for income taxes                3,605         3,836         3,062         1,609         2,331
                                     ----------    ----------    ----------    ----------    ----------
Net Income                           $    7,971    $    8,064    $    6,666    $    3,088    $    5,744
                                     ==========    ==========    ==========    ==========    ==========

Performance ratios:
  Return on average assets                 1.19%         1.30%         1.18%         0.58%         1.13%
  Return on average equity                16.66%        17.31%        13.11%         5.82%        11.35%
Capital Ratios:
Risk based capital:
  Tier 1 (4% Minimum Ratio)               12.34%        11.33%        11.57%        13.05%        13.37%
  Total (8% Minimum Ratio)                13.77%        12.58%        12.82%        14.30%        14.44%
Leverage Ratio                             8.49%         8.59%         8.37%         9.73%         9.27%
BALANCE SHEET DATA AT DECEMBER 31
Assets                               $  677,693    $  656,080    $  594,973    $  540,221    $  521,073
Investment securities and
  federal funds sold                 $  224,010    $  133,330    $  132,881    $  105,235    $  133,280
Net loans                            $  372,660    $  437,843    $  391,022    $  364,659    $  325,824
Deposits                             $  598,314    $  555,053    $  514,278    $  460,291    $  452,697
Stockholders' equity                 $   46,053    $   50,029    $   43,678    $   54,857    $   51,841

COMMON SHARE DATA
Earnings per share(1)
  Basic                              $     1.19    $     1.15    $     0.84    $     0.35    $     0.67
  Diluted                            $     1.13    $     1.11    $     0.82    $     0.35    $     0.66
Book value (2)                       $     7.10    $     7.20    $     6.26    $     6.30    $     5.98
Dividend payout ratio                     35.40%        28.96%        31.50%        54.86%        25.81%
Shares outstanding                    6,488,073     6,951,142     6,976,584     8,708,124     8,671,496

(1) Earnings per share amounts have been adjusted to give effect to a three for two stock split on May 15, 2003.
(2) Represents stockholders' equity divided by the number of shares of common stock outstanding at the end of the period indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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


Critical Accounting Policies
----------------------------

General

      North Valley Bancorp's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). The financial information contained within our financial statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.


Allowance for Loan and Lease Losses

      The allowance for loan losses is an estimate of the losses that may be sustained in our loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accountings Standards
(SFAS) No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable; and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued on impaired loans (as defined) based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Stock Based Compensation
------------------------

      At December 31, 2003, the Company has three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan, which are described more fully in Note 14 to the Consolidated Financial Statements included herein in Item 8 - Financial Statements and Supplementary Data. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income under the Employee Plan, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in the financial statements for the Director Plans over the vesting period for the difference between the fair value of the shares at the date of the grant and the exercise price, which is equal to 85% of the fair value at the date of the grant. For further information regarding the proforma effect on reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" see Note 1 to the Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data.

Overview
--------

      North Valley Bancorp (the "Company") is a bank holding company for North Valley Bank ("NVB"), a state-chartered bank. NVB operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with twenty-one branches, which includes the former branches of SRB and two supermarket branches in Northern California. The Company operates as three business segments; North Valley Bank, (the former branches of) Six Rivers Bank and other. Management analyzes the operations of NVB, SRB and Other separately. Other consists of Bancorp and BPI, both of which provide services to NVB and SRB. Management allocates the costs of Bancorp and BPI to NVB and SRB based primarily on usage through a variety of statistical data. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues.


Earnings Summary
----------------

For the year ended December 31,
(in thousands except per share            2003           2002           2001
amounts)                                --------       --------       --------

Net interest income                     $ 27,573       $ 29,110       $ 24,336
Provision for loan and
  lease losses                                --         (1,795)        (1,370)
Noninterest income                        11,265          9,313          8,852
Noninterest expense                      (27,262)       (24,728)       (22,090)
Provision for income taxes                (3,605)        (3,836)        (3,062)
                                        --------       --------       --------
Net income                              $  7,971       $  8,064       $  6,666
                                        ========       ========       ========

Earnings Per Share
  Basic                                 $   1.19       $   1.15       $   0.84
                                        ========       ========       ========
  Diluted                               $   1.13       $   1.11       $   0.82
                                        ========       ========       ========

Return on Average Assets                    1.19%          1.30%          1.18%
Return on Average Equity                   16.66%         17.31%         13.11%


      For the year ended December 31, 2003, the Company recorded net income of $7,971,000 as compared to $8,064,000 for the same period in 2002 and $6,666,000 in 2001. On a per share basis, diluted earnings per share was $1.13 for the year ended December 31, 2003 compared to $1.11 the same period in 2002 and $0.82 for the same period in 2001.

      The decrease in net income for the year ended December 31, 2003 from 2002 was due to a decrease in net interest income of $1,537,000, an increase in noninterest expense of $2,534,000 partially offset by a decrease in the provision for loan losses of $1,795,000 and an increase in noninterest income of $1,952,000. The decrease in net interest income was due primarily to a strategic decision to sell all new fixed-rate mortgages into the secondary market rather than hold them in the portfolio which had the effect of decreasing the Company's loan portfolio, which decreased the Company's net interest margin.

      For the year ended December 31, 2003, the Company paid or declared quarterly dividends totaling $2,669,000 to stockholders of the Company. The Company's return on average total assets and average stockholders' equity were 1.19% and 16.66% for the period ended December 31, 2003, compared with 1.30% and 17.31% for the same period in 2002 and 1.18% and 13.11% for the same period in 2001.

Segment Information
-------------------

      The Company operates as three business segments: North Valley Bank, Six Rivers Bank and Other. Management analyzes the operations of NVB, SRB and Other separately. Other consists of Bancorp and BPI, both of which provide services to NVB and SRB. Other also includes all eliminating entries for inter-company revenue and expense items required for consolidation. For the year ended December 31, 2003, total revenues and net income slightly increased at both NVB and SRB but decreased in the Other segment. The increase in revenues and net income at NVB and SRB was primarily due to an increase in noninterest income partially offset by a decrease in net interest income. The increase was primarily due to sale of loans and is nonrecurring. Total assets increased at all three segments for the year ended December 31, 2003.

      Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, follows (in thousands):


                                      NVB         SRB       Other        Total
                                  ---------   ---------   ---------    ---------
Year ended December 31, 2003:

Total revenues                    $  28,684   $  11,146   $    (992)   $  38,838
Net income (loss)                 $   7,520   $   1,603   $  (1,152)   $   7,971
Interest income                   $  24,574   $  10,518   $       8    $  35,100
Interest expense                  $   3,770   $   2,457   $   1,300    $   7,527
Depreciation and amortization $ 1,994 $ 838 $ 170 $ 3,002 Provision for loan and lease
  losses                          $      --   $      --   $      --    $      --
Total assets                      $ 458,542   $ 217,049   $   2,102    $ 677,693

Year ended December 31, 2002:

Total revenues                    $  28,084   $  10,928   $    (589)   $  38,423
Net income (loss)                 $   7,295   $   1,496   $    (727)   $   8,064
Interest income                   $  26,897   $  12,003   $       2    $  38,902
Interest expense                  $   5,456   $   3,319   $   1,017    $   9,792
Depreciation and amortization $ 1,020 $ 1,062 $ 85 $ 2,167 Provision for loan and lease
  losses                          $   1,575   $     220   $      --    $   1,795
Total assets                      $ 443,642   $ 211,920   $     518    $ 656,080

Year ended December 31, 2001:

Total revenues                    $  22,497   $  10,473   $     218    $  33,188
Net income (loss)                 $   5,878   $   1,427   $    (639)   $   6,666
Interest income                   $  26,369   $  13,403   $      39    $  39,811
Interest expense                  $   9,656   $   5,352   $     467    $  15,475
Depreciation and amortization $ 765 $ 813 $ 20 $ 1,598 Provision for loan and lease
  losses                          $   1,010   $     360   $      --    $   1,370
Total assets                      $ 394,110   $ 199,166   $   1,697    $ 594,973


Net Interest Income
-------------------

      Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. For the year ended December 31, 2003, net interest income was $27,573,000 compared to $29,110,000 for 2002 and $24,336,000 for 2001. The decrease in net interest income in 2003 of $1,537,000 was primarily due to a decrease in interest income of $3,802,000 which outpaced the decrease in interest expense of $2,265,000. Because of the historically low interest rate environment that began in late 2002, the Company began selling nearly all fixed-rate 30- and 15-year mortgages that were originated. The purpose of this tactic was to ensure that the Company did not take on too much interest rate risk and to keep the duration of the loan portfolio relatively short. This will allow the Company's earnings to grow in a rising-rate environment.

      During 2003, average interest-earning assets increased by $42,957,000 from 2002 but the average yield on those assets, on a tax equivalent basis, decreased from 7.16% in 2002 to 6.00% in 2003. The decrease in yields was primarily driven by Management's strategy of selling the fixed-rate mortgage production. Average interest-bearing liabilities also increased, from $466,602,000 in 2002 to $500,332,000 in 2003. This increase in interest-bearing liabilities added to interest expense but was more than offset by the reduction in the average rate paid on interest-bearing liabilities which decreased from 2.10% in 2002 to 1.50% in 2003 resulting in the overall reduction in interest expense of $2,265,000. The increase in net interest income (tax-equivalent basis) from 2001 to 2002 of $4,722,000 was primarily due to a decrease in interest income of $961,000 coupled with a larger decrease in interest expense of $5,683,000 due to rates paid on deposits decreasing at a much faster pace than the decrease in yields on interest-earning assets.

      The net interest margin ("NIM") is calculated by dividing net interest income by average interest-earning assets and is calculated using a fully taxable equivalent basis. The NIM for the year ended December 31, 2003 was 4.74% as compared to 5.39% for 2002 and 5.02% in 2001. The decrease in the NIM in 2003 was a result of a decrease in average yields on interest-earning assets of 1.16% partially offset by with a decrease in the average rate paid on interest bearing liabilities of 0.60%.

Noninterest Income
------------------

      Total noninterest income increased $1,952,000 to $11,265,000 for the year ended December 31, 2003 from $9,313,000 for the same period in 2002 and $8,852,000 in 2001. This increase in 2003 is mainly the result of an increase in gains on sales of loans of $1,461,000 and an increase in the earnings on cash surrender value of life insurance of $257,000. In addition, other income increased in 2003 by $181,000 over 2002. Service charge income and other fee income were relatively flat with 2002 levels. The increase in 2002 was primarily the result of an increase of $938,000 in other fees and charges and an increase of $265,000 in earnings on cash surrender value of life insurance policies partially offset by a decrease in service charges on deposit accounts of $901,000, gains on sales of loans of $452,000 in 2002, gains on sales and calls of securities of $202,000 in 2002 and other income which decreased by $495,000.

      Other income decreased from $1,255,000 in 2001 to $760,000 in 2002. Included in other income for 2001 is a $447,000 gain on sale of SRB's Weaverville, California branch. This branch divestiture was a requirement by regulators to effect the merger with SRB in 2000.

Noninterest Expense
-------------------

      The following table is a summary of the Company's noninterest expense for the periods indicated (in thousands):

                                                2003         2002          2001
                                               -------      -------      -------

Salaries & employee benefits                   $13,504      $12,480      $11,394
Equipment expense                                2,614        1,873        1,483
Occupancy expense                                1,720        1,554        1,274
Professional services                              952          886          786
ATM & online banking expense                     1,007          906          626
Printing & supplies                                508          640          570
Postage                                            513          535          491
Messenger expense                                  336          403          338
Data processing expense                            161          192          292
Merger & integration expense                                                 358
Other                                            5,947        5,259        4,478
                                               -------      -------      -------
  Total noninterest expense                    $27,262      $24,728      $22,090
                                               =======      =======      =======

      Total noninterest expense increased $2,534,000 to $27,262,000 for the year ended December 31, 2003, from $24,728,000 for the same period in 2002 and

22,090,000 in 2001. The increase in 2003 was primarily a result of a $1,024,000 increase in salaries and benefits, an increase in equipment expense of $741,000 and an increase in other expense of $688,000. The increase in salaries and benefits was due to normal organic growth and merit increases for existing employees. The increase in equipment expense was mainly the result of the Company's new core processing system which was installed in November of 2002. Printing and supplies and postage expense decreased from 2002 to 2003 due to the efficiencies gained with the new core processing system, namely, imaging of statements and checks for checking account customers. ATM and online banking expense increased in 2003 due to increased transaction activity. Other expense increased due to an increase in loan origination expense and an increase in overdraft losses primarily associated with the Company's free checking account program.

      In 2002, total noninterest expense increased $2,638,000 to $24,728,000 from $22,090,000 for the same period in 2001. The increase in 2002 was primarily a result of a $1,086,000 increase in salaries and benefits, an increase in occupancy expense associated with the new administrative facility in Redding and NVB's new Churn Creek Branch. ATM and online banking expense increased in 2002 due to increased transaction activity. Other expense increased due mainly to an increase in amortization of intangibles at SRB of $282,000 and increased levels of operational and overdraft losses primarily associated with the Company's free checking account program.

Income Taxes
------------

      The provision for income taxes for the year ended December 31, 2003 was $3,605,000 as compared to $3,836,000 for the same period in 2002 and $3,062,000 for 2001. The effective income tax rate for state and federal income taxes was 31.1%, for the year ended December 31, 2003 compared to 32.2% for the same period in 2002 and 31.5% for the same period in 2001. The difference in the effective tax rate compared to the statutory tax rate (42.05%) is primarily the result of the Company's investment in municipal securities and the earnings from the cash surrender value of life insurance policies. Interest earned on municipal securities and earnings on life insurance policies are both exempt from federal income tax and therefore lower the Company's effective tax rate.

Impaired, Nonaccrual, Past Due and Restructured Loans and Leases, and Other Non performing Assets
-------------------------------------------------------------------------------

      The Company considers a loan or lease impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on the fair value of the collateral.

      At December 31, 2003 and 2002, the recorded investment in loans and leases for which impairment has been recognized was approximately $1,636,000 and $1,452,000. Of the 2003 balance, approximately $535,000 has a related valuation allowance of $267,000. Of the 2002 balance, approximately $730,000 has a related valuation allowance of $365,000. For the years ended December 31, 2003, 2002 and 2001, the average recorded investment in loans and leases for which impairment has been recognized was approximately $1,515,000, $948,000 and $613,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $51,000, $63,000 and $76,000 for cash payments received in 2003, 2002 and 2001.

      Loans and leases on which the accrual of interest has been discontinued are designated as nonaccrual loans and leases. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal (except that when management believes a loan is well secured and in the process of collection, interest accruals are continued on loans deemed by management to be fully collectible). When a loan or lease is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans and leases when, in the judgment of management, the loans and leases are estimated to be fully collectible as to both principal and interest.

      Nonperforming assets at December 31 are summarized as follows (in thousands):

                                        2003     2002     2001     2000     1999
                                      ------   ------   ------   ------   ------

Nonaccrual loans and leases           $1,615   $1,452   $  867   $  780   $2,145
Loans and leases 90 days past due
  but still accruing interest          1,395      864      848      561      223
Restructured loans                                                           601
  other real estate owned                 --       55      287      341      699
                                      ------   ------   ------   ------   ------
  Total  nonperforming assets         $3,101   $2,371   $2,002   $1,682   $3,668
                                      ======   ======   ======   ======   ======

      If interest on nonaccrual loans and leases had been accrued, such income would have approximated $50,000 in 2003, $81,000 in 2002 and $69,000 in 2001.
Interest income of $51,000 in 2003, $63,000 in 2002 and $76,000 in 2001 was
recorded when it was received on the nonaccrual loans and leases.

      Based on its review of impaired, past due and nonaccrual loans and leases and other information known to management at the date of this report, in addition to the nonperforming loans and leases included in the above table, management has not identified loans and leases about which it has serious doubts regarding the borrowers' ability to comply with present loan repayment terms, such that said loans and leases might subsequently be classified as nonperforming.

      At December 31, 2003, there were no commitments to lend additional funds to borrowers whose loans or leases were classified as nonaccrual.

Allowance for Loan and Lease Losses
-----------------------------------

      The following table summarizes the Company's loan and lease loss experience for the years ended December 31 (dollars in thousands):

                                          2003        2002        2001        2000        1999
                                        --------    --------    --------    --------    --------

Average loans and leases
  outstanding                           $399,217    $424,272    $378,190    $342,831    $313,169
Allowance for loan and lease losses
  at beginning of period                   6,723       5,786       4,964       4,606       4,704
Loans and leases charged off:
  Commercial, financial and
    agricultural                              63         271         213       1,276       1,105
  Real Estate - construction                  --          --          --          --          --
  Real Estate - mortgage                       2           7          27          53         105
  Installment                                715         924         610         269         788
  Other                                      139          22          72          79          67
                                        --------    --------    --------    --------    --------
Total loans and leases charged off           919       1,224         922       1,677       2,065

Recoveries of loans and leases
  previously charged off:
  Commercial, financial and
    agricultural                             527         209         194         262         244
  Real Estate - construction
  Real Estate - mortgage                      16           1           1          --          32
  Installment                                138         156         169          89         422
  Other                                        8          --          10          14           7
                                        --------    --------    --------    --------    --------
Total recoveries of loans and leases
  Previously charged off                     689         366         374         365         705
                                        --------    --------    --------    --------    --------
Net loans and leases charged off             230         858         548       1,312       1,360
Provisions for loan and lease lossees         --       1,795       1,370       1,670       1,262
                                        --------    --------    --------    --------    --------

Balance of allowance for loan
  and lease losses at end of period     $  6,493    $  6,723    $  5,786    $  4,964    $  4,606
                                        ========    ========    ========    ========    ========

Ratio of net charge-offs to
  average loans and leases
  outstanding                               0.06%       0.20%       0.15%       0.38%       0.43%
Allowance for loan and lease
  losses to total loans and leases          1.71%       1.51%       1.46%       1.34%       1.39%


      The allowance for loan and lease losses is established through a provision for loan and lease losses based on management's evaluation of the risks inherent in the loan and lease portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan and lease loss experience, and the Company's underwriting policies. The allowance for loan and lease losses is maintained at an amount management considers adequate to cover losses in loans and leases receivable, which are considered probable and estimable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company's control. The Company also engages a third party credit review consultant to analyze the Company's loan and lease loss adequacy. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

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

            o Loan volumes and concentrations, including trends in past due and nonperforming loans

            o  Seasoning of the loan portfolio

            o  Status of the current business cycle

            o  Specific industry or market conditions within portfolio segments

            o  Model imprecision

      2.  Specific Allowance

          Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individually impaired credit. In other words, these allowances are specific to the loss inherent in a particular loan. The amount for a specific allowance is calculated in accordance with SFAS No. 114, "Accounting By Creditors For Impairment Of A Loan."

      The $6,493,000 in formula and specific allowances reflects management's estimate of the inherent loss in various pools or segments in the portfolio and individual loans and leases, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio. The level of formula allowance is consistent from 2002 to 2003.

      Management anticipates that as the Company continues to implement its strategic plan the Company will:

      o  generate further growth in loans receivable held for investment

      o emphasize the origination and purchase of income property real estate loans

      o  continue expansion of commercial business lending

      As a result, future provisions will be required and the ratio of the allowance for loan and lease losses to loans and leases outstanding may increase. Experience across the financial services industry indicates that commercial business and income property loans may present greater risks than residential real estate loans, and therefore should be accompanied by suitably higher levels of reserves.

      The following table shows the allocation of the Company's Allowance and the percent of loans in each category to the total loans at December 31 (dollars in thousands).

                                        2003                           2002                         2001
                            ------------------------        ----------------------       -----------------------
                             Allowance           %          Allowance          %         Allowance           %
                                For             Of             For            Of            For             Of
                              Losses           Loans         Losses          Loans        Losses           Loans
                            ----------         -----        ---------        -----       ---------         -----

Loan and Lease Categories:
Commercial, Financial
  Agricultural                 $3,387          53.3%         $3,070          45.2%         $2,141          37.4%

Real Estate-construction          530          10.0%            325           5.7%            165           2.5%
Real Estate-mortgage              212          14.5%            390          23.5%            238          27.7%
Installment                     1,107          16.1%          1,608          19.7%          1,922          28.7%
Other                              64           6.1%            232           5.9%            104           3.7%
Unallocated                     1,193            --%          1,098            --%          1,216            --%
                               ------         -----          ------         -----          ------         -----
  Total                        $6,493         100.0%         $6,723         100.0%         $5,786         100.0%
                               ======         =====          ======         =====          ======         =====

Liquidity and Interest Rate Sensitivity
---------------------------------------

      The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the pay-downs and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $23,000,000 as of December 31, 2003 were available to provide liquidity. The Company has a committed, revolving unsecured line of credit for $3,000,000 with a correspondent bank as of December 31, 2003. In addition, NVB is a member of the Federal Home Loan Bank ("FHLB") providing an additional line of credit of $32,825,000 secured by first deeds of trust on eligible 1-4 unit residential loans and qualifying investment securities. The Company also had a line of credit with the Federal Reserve Bank ("FRB") of $4,187,000 secured by first deeds of trust on eligible commercial real estate loans. As of December 31, 2003, borrowings of $9,459,000 were outstanding with the FHLB, and $16,000,000 was outstanding in the form of Subordinated Debentures.

      The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $252,146,000 and $167,747,000 (or 37.2% and 25.6% of total assets) at December 31, 2003 and December 31, 2002, respectively. Total liquid assets for December 31, 2003 and December 31, 2002 include investment securities of $1,455,000 classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

      Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $546,866,000 and $506,162,000 at December 31, 2003 and December 31, 2002, respectively.

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

      The Company has a certain portion of its loan and lease portfolio tied to the national prime rate. If these rates are lowered because of general market conditions, e.g., the prime rate decreases in response to a rate decrease by the Federal Reserve Open Market Committee ("FOMC"), these loans will be repriced. If the Company were at the same time to have a large proportion of its deposits in long-term fixed-rate certificates, interest earned on loans would decline while interest paid on the certificates would remain at higher levels for a period of time until they mature. Therefore, net interest income would decrease immediately. A decrease in net interest income could also occur with rising interest rates if the Company had a large portfolio of fixed-rate loans and leases and securities that was funded by deposit accounts on which the rate is steadily rising.

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

      The hypothetical impact of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures. The results for the Company's December 31, 2003 balances indicates unusual results for changes in net economic value over a one-year period given the same interest rate shocks. These results indicate that net economic value will be higher over the next twelve-month period whether or not interest rates rise or fall. The change in net interest income is positive in the rising rate scenario and lower in the declining interest rate scenario, indicating asset sensitivity. This is exactly the result that Management was looking for as a result of the strategy of selling the fixed-rate mortgage production during 2003. By shortening the duration of the loan portfolio, the balance sheet is in a strong position to take advantage of a flat or rising rate scenario.

                           Shocked by -2%      Shocked by +2%
                           --------------      --------------

Net interest income             -9.2%               12.4%
Net economic value              13.5%               13.7%

      For the modeling, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk. The Company has compared its assumptions with those used by other financial institutions.

Financial Condition as of December 31, 2003 as Compared to December 31, 2002
----------------------------------------------------------------------------

      Total assets at December 31, 2003, were $677,693,000 compared to December 31, 2002 assets of $656,080,000. An increase in average total deposits of $54,421,000 and decrease of $25,055,000 in average loans was used to fund a $34,699,000 increase in average total investment securities and federal funds sold of $33,313,000.

      Investment securities and federal funds sold increased $90,680,000 from 2002 to 2003 and totaled $224,010,000 at December 31, 2003, compared to $133,330,000 at December 31, 2002.

      During 2003, net loans decreased 14.9% to $372,660,000 from $437,843,000 at December 31, 2002. Loans are the Company's largest component of earning assets. The Company's average loan to deposit ratio decreased to 68.5% in 2003 compared to 80.2% in 2001.

      During 2003, total deposits increased 7.8% to $598,314,000 compared to $555,053,000 at December 31, 2002. Non-interest bearing demand, interest-bearing demand and savings deposits increased $51,962,000 or 13.6% while certificates of deposits decreased $8,701,000 or 5.1%. The increase in demand deposits was due to a significant number of new accounts opened during 2003, which is attributed to the continued success of our "High Performance Checking Program".

Capital Resources
-----------------

      The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company's ability to earn a high rate of return on shareholders' equity (ROE). Stockholders' equity decreased to $46,053,000 as of December 31, 2003, as compared to $50,029,000 at December 31, 2002. The decrease was primarily as a result of net income of $7,971,000 partially offset by the payment of cash dividends of $2,669,000 and the payment of $8,235,000 used to repurchase the Company's common stock. Under the Company's Stock Repurchase Plans, 537,618 shares were repurchased in 2003 at an average price of $15.31 and 63,102 shares of common stock were repurchased in 2002 at an average price of $16.72. At December 31, 2003, there were 10,000 shares remaining to repurchase under the Plans. Under current regulations, management believes that the Company meets all capital adequacy requirements. The following table displays the Company's capital ratios at December 31, 2003 (dollars in thousands).

                                                                     Minimum For
                                                                      Capital
                                                                      Adequacy
                                              Capital       Ratio     Purposes
                                              -------       -----    -----------
Company:
Tier 1 capital
  (to average assets)                         $58,310        8.49%      4.00%
Tier 1 capital
  (to risk weighted assets)                   $58,310       12.34%      4.00%
Total capital
  (to risk weighted assets)                   $65,059       13.77%      8.00%

Impact of Inflation
-------------------

      Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetarily based items. The relatively low proportion of the Company's fixed assets (approximately 1.9% at December 31, 2003) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

      Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics or embedded features. The Company currently has not entered into any freestanding derivative contracts and did not identify any embedded derivatives requiring bifurcation at December 31, 2003 or 2002. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and generally require collateral from the borrower. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

      The Financial Statements required by this item are set forth following
Item 15 of this Form 10-K, and are incorporated herein by reference.

      The following table discloses the Company's condensed selected quarterly financial data for each of the quarters in the two-year period ended December 31, 2003. Earnings per share data has been retroactively restated to give effect to the three-for-two split approved by the Board of Directors on March 11, 2003, and paid in the form of a stock dividend on May 15, 2003 to shareholders of record on April 15, 2003.

                                                        For the Quarter Ended
                         --------------------------------------------------------------------------------
                         March     June    September   December   March     June    September    December
(in thousands)            2003     2003      2003        2003      2002     2002      2002         2002
                         ------   ------   ---------   --------   ------   ------   ---------    --------
Interest income          $9,192   $8,852   $   8,550   $  8,506   $9,491   $9,895   $   9,853    $  9,663
Interest expense          2,080    1,944       1,821      1,682    2,774    2,488       2,259       2,271
                         ------   ------   ---------   --------   ------   ------   ---------    --------
  Net interest income     7,112    6,908       6,729      6,824    6,717    7,407       7,594       7,392
Provision for loan and
  lease losses               --       --          --         --      420      575         380         420
Noninterest income        2,720    3,154       2,667      2,724    2,270    2,162       2,217       2,664
Noninterest expense       6,696    6,949       6,899      6,718    6,036    6,066       6,154       6,472
                         ------   ------   ---------   --------   ------   ------   ---------    --------
Income before
  provision for
  income taxes            3,136    3,113       2,497      2,830    2,531    2,928       3,277       3,164
Provision for
  income taxes            1,039      977         680        909      783    1,020       1,151         882
                         ------   ------   ---------   --------   ------   ------   ---------    --------
Net income               $2,097   $2,136   $   1,817   $  1,921   $1,748   $1,908   $   2,126    $  2,282
                         ======   ======   =========   ========   ======   ======   =========    ========

Earnings Per Share
  Basic                  $ 0.31   $ 0.31   $    0.28   $   0.29   $ 0.25   $ 0.27   $    0.31    $   0.32
                         ======   ======   =========   ========   ======   ======   =========    ========
  Diluted                $ 0.29   $ 0.30   $    0.26   $   0.28   $ 0.24   $ 0.27   $    0.29    $   0.31
                         ======   ======   =========   ========   ======   ======   =========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

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

      During the fiscal years ending December 31, 2001 and 2000, and the interim period between December 31, 2001, and June 6, 2002, the Company did not consult with Perry-Smith LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K. The Company also engaged Perry-Smith LLP as the Company's independent public accountants for the fiscal year 2003.


ITEM 9A.  CONTROLS AND PROCEDURES
---------------------------------

      Disclosure Controls and Procedures. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed by the Company under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT
-----------------------------------------------------------------------------

      The information concerning directors and executive officers required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission (the "Commission") entitled "Election of Directors" (not including the share information included in the beneficial ownership tables nor the footnotes thereto nor the subsections entitled "Committees of the Board of Directors", "Compensation Committee Interlocks and Insider Participation" and "Meetings of the Board of Directors") and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

      The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company to be filed with the Commission entitled "Executive Compensation" and the subsection entitled "Election of Directors - Compensation Committee Interlocks and Insider Participation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

      The information required by this item is incorporated by reference from sections of the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled "Election of Directors - Security Ownership of Certain Beneficial Owners and Management", as to share information in the tables of beneficial ownership and footnotes thereto and "Securities Authorized for Issuance Under Equity Compensation Plan".


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

      The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Commission, entitled "Certain Relationships and Related Transactions".


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
------------------------------------------------

      The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Commission, entitled "Principal Accounting Fees and Services".

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
----------------------------------------------------------------

      (a)   The following documents are filed as part of the report:

            1.    Financial Statements:

            2.    Exhibits: See Index to Exhibits at page 74.

      (b) Reports on Form 8-K during the quarter ended December 31, 2003 Filed October 17, 2003 - Press release - Earnings for the quarter ended September 30, 2003.
            Filed November 6, 2003 -Plan of Reorganization merger of Six Rivers Bank and North Valley Bank
            Filed December 1, 2003 - Press release - Declaration of cash dividend of $0.10 per share

      (c)   Exhibits
            See Index to Exhibits at page 74 of this Annual Report on Form 10-K, which is incorporated herein by reference.

      (d)   Financial Statement Schedules
            Not applicable.

INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
North Valley Bancorp and Subsidiaries

We have audited the accompanying consolidated balance sheet of North Valley Bancorp and subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Valley Bancorp and subsidiaries as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ Perry-Smith LLP
                                          -------------------
                                          Perry-Smith LLP

Sacramento, California
January 21, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
North Valley Bancorp
Redding, California

We have audited the accompanying consolidated statements of income and cash flows of North Valley Bancorp and subsidiaries for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of North Valley Bancorp and subsidiaries for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



                                    /s/ Deloitte & Touche LLP
                                    --------------------------------------------
                                    Deloitte & Touche LLP
                                    Sacramento, California
                                    January 31, 2004

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(In thousands except share amounts)
--------------------------------------------------------------------------------------------------------------

ASSETS                                                                             2003                 2002
                                                                                ---------            ---------
Cash and cash equivalents:
  Cash and due from banks                                                       $  28,013            $  33,900
  Federal funds sold                                                               31,510               21,400
                                                                                ---------            ---------
     Total cash and cash equivalents                                               59,523               55,300

Interest bearing deposits in other financial                                          123                  517
institutions
Investment securities:
  Available for sale, at fair value                                               191,045              110,475
  Held to maturity, at amortized cost                                               1,455                1,455


Loans and leases, net of allowance for loan and lease losses of
  $6,493 and $6,723 at December 31, 2003 and 2002                                 372,660              437,843
Premises and equipment, net                                                        12,699               13,156
Other real estate owned                                                                                     55
FHLB and FRB stock and other securities                                             2,991                3,258
Core deposit intangibles, net                                                       2,272                2,772
Accrued interest receivable                                                         2,696                2,589
Other assets                                                                       32,229               28,660
                                                                                ---------            ---------

TOTAL ASSETS                                                                    $ 677,693            $ 656,080
                                                                                =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Noninterest-bearing demand deposits                                           $ 118,678            $ 108,140
  Interest-bearing:
    Demand deposits                                                               159,123              142,432
    Savings                                                                       157,106              132,373
    Time certificates                                                             163,407              172,108
                                                                                ---------            ---------
      Total deposits                                                              598,314              555,053

Other borrowed funds                                                                9,459               32,888
Accrued interest payable and other liabilities                                      7,371                7,800
Subordinated debentures                                                            16,496               10,310
                                                                                ---------            ---------
      Total liabilities                                                           631,640              606,051
                                                                                ---------            ---------

Commitments and Contingencies (Note 16)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none
  Outstanding
Common stock, no par value: authorized 20,000,000 shares; outstanding
  6,488,073 and 6,951,142 at December 31, 2003 and 2002                            23,406               25,112
Retained earnings                                                                  22,795               23,260
Accumulated other comprehensive (loss) income, net of tax                            (148)               1,657
                                                                                ---------            ---------
      Total stockholders' equity                                                   46,053               50,029
                                                                                ---------            ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 677,693            $ 656,080
                                                                                =========            =========

See notes to consolidated financial statements

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands except per share amounts)
-------------------------------------------------------------------------------------------------------------------------

                                                                                  2003            2002              2001
                                                                                -------          -------          -------
INTEREST INCOME:
  Loans including fees                                                          $28,387          $32,575          $32,326
  Lease financing                                                                   208              163              345
  Securities:
    Taxable                                                                       4,627            4,292            4,835
    Exempt from federal taxes                                                     1,282            1,526            1,631
  Federal funds sold and repurchase agreements                                      596              346              674
                                                                                -------          -------          -------
      Total interest income                                                      35,100           38,902           39,811
                                                                                -------          -------          -------

INTEREST EXPENSE:
  Deposits                                                                        5,553            7,837           14,551
  Subordinated debentures                                                         1,306            1,028              467
  Other borrowings                                                                  668              927              457
                                                                                -------          -------          -------
      Total interest expense                                                      7,527            9,792           15,475
                                                                                -------          -------          -------

NET INTEREST INCOME                                                              27,573           29,110           24,336

PROVISION FOR LOAN AND LEASE LOSSES                                                                1,795            1,370
                                                                                -------          -------          -------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                                      27,573           27,315           22,966
                                                                                -------          -------          -------

NONINTEREST INCOME:
  Service charges on deposit accounts                                             4,768            4,726            4,657
  Other fees and charges                                                          2,084            2,065            2,097
  Earnings on cash surrender value of life insurance policies                     1,342            1,085              820
  Gain on sale of loans                                                           1,917              456                4
  Gain on sale or calls of securities                                               213              221               19
  Other                                                                             941              760            1,255
                                                                                -------          -------          -------
      Total noninterest income                                                   11,265            9,313            8,852
                                                                                -------          -------          -------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                                 13,504           12,480           11,394
  Equipment expense                                                               2,614            1,873            1,483
  Occupancy expense                                                               1,720            1,554            1,274
  Merger and integration expense                                                                                      358
  Other                                                                           9,424            8,821            7,581
                                                                                -------          -------          -------
      Total noninterest expenses                                                 27,262           24,728           22,090
                                                                                -------          -------          -------

INCOME BEFORE PROVISION FOR INCOME TAXES                                         11,576           11,900            9,728

PROVISION FOR INCOME TAXES                                                        3,605            3,836            3,062
                                                                                -------          -------          -------

NET INCOME                                                                      $ 7,971          $ 8,064          $ 6,666
                                                                                =======          =======          =======
                                                                                                                  =======
EARNINGS PER SHARE:
  Basic                                                                         $  1.19          $  1.15          $  0.84
                                                                                =======          =======          =======
  Diluted                                                                       $  1.13          $  1.11          $  0.82
                                                                                =======          =======          =======

See notes to consolidated financial statements

NORTH VALLEY BANCORP AND SUSBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands except share amounts)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Accumulated
                                                                                                             Other
                                                               Common Stock                 Retained     Comprehensive
                                                                Shares        Amount        Earnings     Income (Loss)     Total
                                                              ---------     ----------     ----------    -------------   ----------

Balance, January 1, 2001                                      8,708,125     $   30,301     $   24,729     $     (173)    $   54,857
Comprehensive income:
   Net income                                                                                   6,666                         6,666
   Other comprehensive income, net of tax
     of $604:
       Unrealized gain on available for sale
         securities, net of reclassification
         adjustment of $13                                                                                       930            930
                                                                                                                         ----------
           Total comprehensive income                                                                                         7,596
                                                                                                                         ----------

Stock options exercised                                          51,210            251                                          251
Stock-based compensation expense                                                   189                                          189
Repurchase of common shares                                  (1,782,750)        (6,203)       (10,912)                      (17,115)
Cash dividends on common stock                                                                 (2,100)                       (2,100)
                                                              ---------     ----------     ----------     ----------     ----------

Balance, December 31, 2001                                    6,976,585         24,538         18,383            757         43,678
Comprehensive income:
  Net income                                                                                    8,064                         8,064
  Other comprehensive income, net of tax of $612:
    Unrealized gain on available for sale
      securities, net of reclassification
      adjustment of $153                                                                                         900            900
                                                                                                                         ----------
        Total comprehensive income                                                                                            8,964
                                                                                                                         ----------
Stock options exercised                                          69,210            339                                          339
Stock-based compensation expense                                                   378                                          378

  Tax benefit derived from the exercise of stock
    options                                                                         60                                           60
Repurchase of common shares                                     (94,653)          (203)          (852)                       (1,055)
Cash dividends on common stock                                                                 (2,335)                       (2,335)
                                                              ---------     ----------     ----------     ----------     ----------

Balance, December 31, 2002                                    6,951,142         25,112         23,260          1,657         50,029
Comprehensive income:
  Net income                                                                                    7,971                         7,971
  Other comprehensive loss, net of tax of $(577)

    Unrealized loss on available for sale
      securities, net of reclassification
      adjustment of $153                                                                                      (1,805)        (1,805)
                                                                                                                         ----------
        Total comprehensive income                                                                                            6,166
                                                                                                                         ----------

Stock grants and options exercised (net of related
  tax benefit)                                                   74,683            396                                          396
Stock-based compensation expense                                                   241                                          241

Tax benefit derived from the exercise of stock
  options                                                                          127                                          127
Repurchase of common shares                                    (537,618)        (2,468)        (5,767)                       (8,235)
Fractional Shares                                                  (134)            (2)                                          (2)
Cash dividends on common stock                                                                 (2,669)                       (2,669)
                                                              ---------     ----------     ----------     ----------     ----------

Balance, December 31, 2003                                    6,488,073     $   23,406     $   22,795     $     (148)    $   46,053
                                                              =========     ==========     ==========     ==========     ==========

See notes to consolidated financial statements

NORTH VALLEY BANCORP & SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands)

                                                                                      2003         2002          2001
                                                                                    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                        $   7,971    $   8,064    $   6,666
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                         2,197        1,476        1,268
  Amortization of premium on securities                                                   761          211          131
  Amortization of core deposit intangible                                                 500          480          199
  Provision for loan and lease losses                                                                1,795        1,370
  Gain on sale or calls of securities                                                    (213)        (221)         (19)
  Gain on sale of loans                                                                (1,917)        (456)          (4)
  Gain on sale of premises and equipment                                                  (22)
  Deferred tax provision (benefit)                                                        566       (1,325)        (544)
  Stock-based compensation expense                                                        241          378          189
  Effect of changes in:
    Accrued interest receivable                                                          (107)         595          554
    Other assets                                                                       (2,898)      (4,657)      (1,507)
    Accrued interest payable and other liabilities                                       (299)       1,304       (1,576)
                                                                                    ---------    ---------    ---------
      Net cash provided by operating activities                                         6,780        7,644        6,727
                                                                                    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of other real estate owned                                           55          300          328
  Purchases of available for sale securities                                         (150,033)     (60,707)     (75,888)
  Proceeds from sales of available for sale securities                                 18,719       21,633       20,845
  Proceeds from maturities/calls of available for sale securities                      47,873       41,560       47,365
  Net change in FHLB and FRB stock and other securities                                  (452)        (860)         (58)
  Net change in interest bearing deposits in other financial institutions                 394        1,772         (583)
  Proceeds from sales of loans                                                         78,373       49,129          219
  Net increase in loans and leases                                                    (11,273)     (97,357)     (28,222)
  Proceeds from sales of premises and equipment                                            57
  Purchases of premises and equipment- net                                             (1,775)      (4,338)      (1,939)
                                                                                    ---------    ---------    ---------
      Net cash used in investing activities                                           (18,062)     (48,868)     (37,933)
                                                                                    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                             43,261       40,775       53,987
  Proceeds from issuance of subordinated debentures                                     6,186                    10,310
  Net change in other borrowed funds                                                  (23,429)      12,241        3,646
  Cash dividends paid                                                                  (2,672)      (2,151)      (2,226)
  Repurchase of common shares                                                          (8,235)      (1,055)     (17,115)
  Cash received for stock options exercised                                               396          339          251
  Cash paid in lieu of fractional shares                                                   (2)
                                                                                    ---------    ---------    ---------
      Net cash provided by financing activities                                        15,505       50,149       48,853
                                                                                    ---------    ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               4,223        8,925       17,647
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           55,300       46,375       28,728
                                                                                    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                              $  59,523    $  55,300    $  46,375
                                                                                    =========    =========    =========

  Interest                                                                          $   7,727    $   9,895    $  15,310
                                                                                    =========    =========    =========
  Income taxes                                                                      $   2,440    $   4,990    $   3,431
                                                                                    =========    =========    =========

Noncash investing and financing activities:
  Net change in unrealized (loss) gain on
    available for sale investment securities                                        $ (2,382)    $   1,512    $   1,534
  Transfer from loans to other real estate owned                                                 $      68    $     274
  Transfer of investment securities from held
    to maturity to available for sale                                                                         $  25,471
  Cash dividends declared                                                           $    649     $     652    $     468


See notes to consolidated financial statements

NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

1.  SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations - North Valley Bancorp is a multi-bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System. North Valley Bancorp was incorporated in 1980 in the State of California for the purpose of acquiring North Valley Bank ("NVB") in a one-bank holding company reorganization. NVB was organized in 1972 as a California state-chartered bank. On October 11, 2000, the Company completed its plan of reorganization with Six Rivers National Bank ("SRNB"), which then became a wholly-owned subsidiary of North Valley Bancorp. This reorganization was completed under the pooling-of-interests method of accounting for business combinations. In January 2002, SRNB converted from a national association to a California state-chartered bank and changed its name to Six Rivers Bank ("SRB"). During 2001, the Company formed North Valley Capital Trust I and during 2003, the Company formed North Valley Capital Trust II (collectively, the Trusts) which are both Delaware statutory business trusts formed for the exclusive purpose of issuing and selling Trust Preferred Securities. Bank Processing, Inc., a wholly-owned subsidiary of North Valley Bancorp, currently provides data processing services to the Company.

    North Valley Bancorp and subsidiaries (the "Company") operates as three business segments defined as the Company's two wholly owned banking subsidiaries, North Valley Bank and Six Rivers Bank providing banking services to the Company's clients in Northern California, and all other activities, which primarily consist of the Holding Company and Bank Processing, Inc. On January 1, 2004, Six Rivers Bank was merged with and into North Valley Bank with North Valley Bank as the surviving institution. Former branches of Six Rivers Bank continue to operate as Six Rivers Bank, a division of North Valley Bank. (For purposes herein, "NVB" shall refer to North Valley Bank including the former branches of SRB and "SRB" will refer to the former branches and operations of SRB.) The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of the Company's revenues. Collectively, NVB and SRB operate 18 branches, including two supermarket branches, in Northern California.

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

    Consolidation and Basis of Presentation- The consolidated financial statements include North Valley Bancorp and its wholly owned subsidiaries:
    North Valley Bank ("NVB") and its wholly owned subsidiary, North Valley Basic Securities; Six Rivers Bank ("SRB"); Bank Processing, Inc. ("BPI"); and North Valley Trading Company. North Valley Trading Company and North Valley Basic Securities did not have any activity in 2003, 2002 and 2001. All material intercompany accounts and transactions have been eliminated in consolidation.

    For financial reporting purposes, the Company's investments in the Trusts (see Note 11) are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Trusts are reflected on the Company's consolidated balance sheet in accordance with provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities.

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

    Investment Securities - The Company accounts for its investment securities as follows:

        Trading securities are carried at fair value. Changes in fair value are included in noninterest income. The Company did not have any securities classified as trading at December 31, 2003 and 2002.

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

    Gains or losses on disposition are recorded in noninterest income based on the net proceeds received and the carrying amount of the securities sold, using the specific identification method.

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

    Allowance for Loan and Lease Losses - The allowance for loan and lease losses is established through a provision for loan and lease losses charged to operations. Loans and leases are charged against the allowance for loan and lease losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. Management attributes formula reserves to different types of loans using percentages which are based upon perceived risk associated with the portfolio and underlying collateral, historical loss experience, and vulnerability to changing economic conditions, which may affect the collectibility of the loans. Specific reserves are allocated for impaired loans and leases which have experienced a decline in internal grading, and when management believes additional loss exposure exists. The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent losses with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. Although the allowance for loan and lease losses is allocated to various portfolio segments, it is general in nature and is available for the loan and lease portfolio in its entirety. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and leases. Actual amounts could differ from those estimates.

    The Company considers a loan or lease impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on the fair value of the collateral.

    Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation, which is computed principally on the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the respective leases.

    Other Real Estate Owned - Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at the date of foreclosure at the lower of the recorded investment in the property or its fair value less estimated costs to sell (fair value) establishing a new cost basis through a charge to allowance for loan or lease losses, if necessary. After foreclosure, valuations are periodically performed by management with any subsequent write-downs recorded as a valuation allowance and charged against operating expenses. Operating expenses of such properties, net of related income, are included in other expenses and gains and losses on their disposition are included in other income and other expenses.

    FHLB and FRB stock and Other Securities - The Company purchases restricted stock in the Federal Home Loan Bank of San Francisco (FHLB), the Federal Reserve Bank (FRB) and others as required to participate in various programs offered by these institutions. These investments are carried at historical cost and may be redeemed at par with certain restrictions.

    Core Deposit Intangibles - These assets represent the excess of the purchase price over the fair value of the tangible net assets acquired from a branch acquisition by SRB and are being amortized by the straight-line method.

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

    Stock-Based Compensation - At December 31, 2003, the Company has three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan, which are described more fully in Note 14. The Company accounts for these plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income under the Employee Plan, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in the financial statements for the Director Plans over the vesting period for the difference between the fair value of the shares at the date of the grant and the exercise price which is equal to 85% of the fair value.

    The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. Pro forma adjustments to the Company's net earnings and earnings per share are disclosed during the years in which the options become vested.

                                                                                   2003             2002             2001
                                                                                ---------        ---------        ---------
    Net income:
      As reported                                                               $   7,971        $   8,064        $   6,666
      Add: total stock-based compensation expense included in net
        income, net of tax                                                            141              176               73
      Deduct: total stock-based employee compensation expense
        determined under the fair value based method for all awards, net
        of related tax effects                                                       (426)            (397)            (239)
                                                                                ---------        ---------        ---------
      Pro forma                                                                 $   7,686        $   7,843        $   6,500
                                                                                =========        =========        =========

    Basic earnings per common share:
      As reported                                                               $    1.19        $    1.15        $     .84
      Pro forma                                                                 $    1.14        $    1.11        $     .81

    Diluted earnings per common and equivalent share:
      As reported                                                               $    1.13        $    1.11        $     .82
      Pro forma                                                                 $    1.09        $    1.08        $     .80

    Weighted average fair value of options
      Granted during the year                                                   $    2.68        $    2.31        $    2.50

    ----------------------------------------------------------------------------

    The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

                                                    2003       2002      2001
                                                  -------   -------    -------

    Dividend yield                                  3.59%     2.83%      2.50%
    Expected volatility                            19.29%    20.99%     22.03%
    Risk-Free interest rate                         5.00%     5.00%      5.00%
    Expected option life                          7 years   7 years    7 years

    ----------------------------------------------------------------------------

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

    Derivative Instruments And Hedging Activities - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. Upon adoption, the Company transferred certain securities from the held to maturity to the available for sale classification at fair value. The adoption of this statement did not have any other impact on the Company's consolidated financial position or results of operations or cash flows. The Company did not enter into freestanding derivative contracts during 2003 and did not identify any embedded derivatives requiring bifurcation and separate valuation at December 31, 2003 and 2002.

    New Accounting Pronouncements - In December, 2003, the FASB revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of a variable interest entity (VIE) that posses certain characteristics. A company that holds variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and or receive a majority of the VIE's expected residual returns, if they occur. The Company adopted FIN 46 on December 31, 2003. Adoption of this standard required the Company to deconsolidate its investment in North Valley Capital Trust I and North Valley Capital Trust II. The deconsolidation of the Trusts, formed in connection with the issuance of Trust Preferred Securities, appears to be an unintended consequence of FIN 46. In management's opinion, the effect of deconsolidation on the Company's financial position and results of operations was not material. In addition, management does not believe that the Company has any VIEs that would be consolidated under the provisions of FIN 46.

    In July 2003, the Board of Governors of the Federal Reserve Systems issued a supervisory letter instructing bank holding companies to continue to include Trust Preferred Securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of the accounting changes resulting from FIN 46 and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include Trust Preferred Securities in Tier 1 capital for regulatory capital purposes.

    In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of this Statement retroactively on July 1, 2003 and, in management's opinion, adoption of the Statement did not have a material effect on the Company's consolidated financial position or results of operations.

    On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in SFAS No. 133. The Statement also clarifies when a derivative contains a financing component. The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. In management's opinion, adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

    Reclassifications - Certain amounts in 2002 and 2001 have been reclassified to conform with the 2003 financial statement presentation.

2.  RESTRICTED CASH BALANCES

    The Company is subject to regulation by the Federal Reserve Board. The regulations required the Company to maintain certain cash reserve balances on hand or at the Federal Reserve Bank. At December 31, 2003 and 2002, the Company had reserves of $4,558,000 and $8,319,000. As compensation for check-clearing services, additional compensating balances of $2,500,000 at December 31, 2003 were maintained with the Federal Reserve Bank.

3.  INVESTMENT SECURITIES

    At December 31, the amortized cost of investment securities and their approximate fair value were as follows (in thousands:

                                                           Gross       Gross      Carrying
                                            Amortized   Unrealized   Unrealized    Amount
   Available for sale securities              Cost        Gains        Losses    (Fair Value)
                                            ---------   ----------   ----------   ----------

December 31, 2003
  Securities of U.S. government
    agencies and corporations               $  12,574   $      73    $     (14)   $  12,633
  Obligations of states and political
    subdivisions                               25,903       1,133          (94)      26,942
  Mortgage-backed securities                  133,760         424       (1,408)     132,776
  Corporate securities                          6,027         273          (26)       6,274
  Other securities                             13,127          27         (734)      12,420
                                            ---------   ---------    ---------    ---------
                                            $ 191,391   $   1,930    $  (2,276)   $ 191,045
                                            =========   =========    =========    =========

December 31, 2002
  Securities of U.S. government
    agencies and corporations               $  11,220   $       9    $            $  11,229
  Obligations of states and political
    subdivisions                               23,580       1,138          (67)      24,651
  Mortgage-backed securities                   59,915       1,108           (4)      61,019
  Corporate securities                          8,976         520                     9,496
  Other securities                              4,088                       (8)       4,080
                                            ---------   ---------    ---------    ---------
                                            $ 107,779   $   2,775    $     (79)   $ 110,475
                                            =========   =========    =========    =========


                                                           Gross        Gross      Carrying
                                             (Amortized  Unrealized   Unrealized    Amount
Held to maturity securities:                    Cost)      Gains        Losses    Fair Value
                                             ---------   ---------    ----------  ----------

December 31, 2003
  Obligation of states and political
    subdivisions                             $   1,455   $     376                 $   1,831
                                             =========   =========    ==========   =========

December 31, 2002
  Obligation of states and political
    subdivisions                             $   1,455   $     388                 $   1,843
                                             =========   =========    ==========   =========


    Gross realized gains on sales or calls of securities categorized as available for sale securities were $257,000, $266,000 and $70,000 in 2003, 2002 and 2001. Gross realized losses on sales or calls of securities categorized as available for sale securities were $44,000, $45,000 and $51,000 in 2003, 2002 and 2001.

    There were no gross realized gains or losses on calls of held to maturity securities in 2003, 2002 and 2001.

    The following table shows gross unrealized losses and fair value on investment securities, aggregated by investment category for investment securities that are in a an unrealized loss position at December 31, 2003 (in thousands). All investment securities with gross unrealized losses were in a continuous unrealized loss position for less than one year.

                                               Amount
                                               (Fair     Unrealized
    Description of Securities                  Value)     Losses
                                              --------   ----------

    Securities of U.S. government
      agencies and corporations               $  2,933   $    (14)
    Obligations of states and
      political subdivisions                     4,310        (94)
    Mortgage-backed securities                  99,467     (1,408)
    Corporate securities                         1,474        (26)
    Other securities                             7,394       (734)
                                              --------   --------
      Total temporarily impaired securities   $115,578   $ (2,276)
                                              ========   ========

    In management's opinion, the credit risk in the investment portfolio remains substantially unchanged from the date of purchase of such securities and the unrealized losses at December 31, 2003 are principally the result of increasing market rates that have negatively impacted the fair value of the Company's investment portfolio.

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

    Contractual maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost of approximately $13,127,000 and a fair value of approximately $12,420,000) at December 31, 2003, are shown below (in thousands). The Company invests in collateralized mortgage obligations ("CMOs") issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association. Actual maturities of CMOs and other securities may differ from contractual maturities because borrowers have the right to prepay mortgages without penalty or call obligations with or without call penalties. The Company uses the "Wall Street" consensus average life at the time the security is purchased to schedule maturities of these CMOs and adjusts scheduled maturities periodically based upon changes in the Wall Street estimates.

                                           Held to Maturity          Available for Sale
                                             Securities                   Securities
                                       -----------------------    -----------------------
                                       Amortized
                                         Cost                                  Fair Value
                                       (Carrying                  Amortized    (Carrying
                                        Amount)     Fair Value      Cost         Amount)
                                       ---------    ----------    ---------    ----------

Due in 1 year or less                                             $  21,136    $  21,383
Due after 1 year through 5 years                                     59,793       59,870
Due after 5 years through 10 years                                   12,030       12,047
Due after 10 years                      $ 1,455     $    1,831       85,305       85,325
                                        -------     ----------    ---------    ---------

                                        $ 1,455     $    1,831    $ 178,264    $ 178,625
                                        =======     ==========    =========    =========

    At December 31, 2003 and 2002, securities having fair value amounts of approximately $65,031,000 and $65,052,000 were pledged to secure public deposits, short-term borrowings, treasury tax and loan balances and for other purposes required by law or contract.

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

                                                          2003          2002
                                                        ----------   ---------

    Commercial                                          $   36,997   $  40,683
    Real estate - commercial                               163,474     159,946
    Real estate - construction                              37,566      25,388
    Real estate - mortgage                                  54,588     104,590
    Installment                                             62,609      87,710
    Direct financing leases                                    689       1,795
    Other                                                   23,214      24,271
                                                        ----------   ---------

       Total loans and leases                              379,137     444,383

     Allowance for loan and lease losses                    (6,493)     (6,723)
     Deferred loan costs (fees)                                 16         183
                                                        ----------   ---------

        Net loans and leases                            $  372,660   $ 437,843
                                                        ==========   =========


    At December 31, 2003 and 2002, the Company serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $129,485,000 and $100,234,000.

    Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB and FRB. Pledged loans totaled $52,923,000 and $102,299,000 at December 31, 2003 and 2002.

    The components of the Company's direct financing leases as of December 31 are summarized below (in thousands):

                                                             2003     2002

    Future minimum lease payments                           $    718   $  1,884
    Residual interests                                            97        136
    Initial direct costs                                          10        (24)
    Unearned income                                             (136)      (201)
                                                            --------   --------
                                                            $    689   $  1,795
                                                            ========   ========

    Future minimum lease payments are as follows (in thousands):

    2004                                                               $    356
    2005                                                                    188
    2006                                                                     49
    2007                                                                     29
    2008                                                                     31
    Thereafter                                                               65
                                                                       --------
      Total                                                            $    718
                                                                       ========

    There are no contingent rental payments included in income for 2003, 2002 and 2001.

    Changes in the allowance for loan and lease losses for the years ended December 31, were as follows (in thousands):

                                                  2003      2002      2001
                                                --------  --------  ---------

    Balance, beginning of year                  $  6,723  $  5,786  $   4,964
    Provision charged to operations                          1,795      1,370
    Loans charged off                               (919)   (1,224)      (922)
    Recoveries                                       689       366        374
                                                --------  --------  ---------
    Balance, end of year                        $  6,493  $  6,723  $   5,786
                                                ========  ========  =========


5.  IMPAIRED AND NONPERFORMING LOANS AND LEASES

    At December 31, 2003 and 2002, the recorded investment in impaired loans and leases was approximately $1,636,000 and $1,452,000. Of the 2003 balance, approximately $535,000 has a related valuation allowance of $267,000. Of the 2002 balance, approximately $730,000 has a related valuation allowance of $365,000. For the years ended December 31, 2003, 2002 and 2001, the average recorded investment in impaired loans and leases was approximately $1,515,000, $948,000 and $613,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $51,000, $63,000 and $76,000 for cash payments received in 2003, 2002 and 2001.

    Nonperforming loans and leases include all such loans that are either in nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured or in the process of collection. Nonperforming loans and leases at December 31 are summarized as follows (in thousands):

                                                           2003       2002
                                                         -------    -------
    Nonaccrual loans and leases                          $ 1,615    $ 1,452
    Loans 90 days past due but still accruing interest     1,395        864
                                                         -------    -------
      Total nonperforming loans                          $ 3,101    $ 2,316
                                                         =======    =======


    Interest income forgone on nonaccrual loans and leases approximated $50,000 in 2003, $81,000 in 2002 and $69,000 in 2001.

    At December 31, 2003, there were no commitments to lend additional funds to borrowers whose loans or leases were classified as nonaccrual.


6.  PREMISES AND EQUIPMENT

    Major classifications of premises and equipment at December 31 are summarized as follows (in thousands):

                                                         2003         2002
                                                       --------     --------

    Land                                               $  3,165     $  2,559
    Buildings and improvements                            8,099        7,448
    Furniture, fixtures and equipment                    12,520       12,262
    Leasehold improvements                                  571          552
    Construction in progress                                278          238
                                                       --------     --------

                                                         24,633       23,059
    Accumulated depreciation and amortization           (11,934)      (9,903)
                                                       --------     --------
                                                       $ 12,699     $ 13,156
                                                       ========     ========

7.  OTHER ASSETS

    Major classifications of other assets at December 31 were as follows (in thousands):


                                                          2003      2002
                                                       --------     --------

    Cash surrender value of life insurance policies    $ 24,863    $  21,383
    Deferred taxes                                        3,549        2,995
    Prepaid expenses                                      1,483          927
    Other                                                 2,334        3,355
                                                       --------     --------
      Total                                            $ 32,229    $  28,660
                                                       ========    =========


8.  DEPOSITS

    The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $51,448,000 and $48,891,000 at December 31, 2003 and
    2002. Interest expense incurred on such time certificates of deposit was $1,029,000, $1,335,000 and $2,606,000 for the years ended December 31, 2003,
    2002 and 2001. At December 31, 2003, the scheduled maturities of all time deposits was as follows (in thousands):


    Years                                                           Amount
    -----                                                          ---------

    2004                                                           $ 147,442
    2005                                                              11,733
    2006                                                               4,084
    2007                                                                  31
    2008                                                                 117
                                                                   ---------
                                                                   $ 163,407
                                                                   =========

9.  LINES OF CREDIT

    At December 31, 2003, the Company had the following lines of credit with correspondent banks to purchase federal funds (in thousands):

    Type                                         Amount              Expiration
    ----                                         ------            -------------

    Unsecured                                   $ 13,000           July 31, 2004
    Unsecured                                     13,000             Annually
    Secured:
      First deeds of trust on eligible
        1- 4 unit residential loans               32,825             Monthly
      First deeds of trust on eligible
       commercial real estate loans                4,187             Monthly

10. BORROWING ARRANGEMENTS

    Other borrowings outstanding as of December 31, 2003 consist of a loan from the FRB in the form of Treasury Tax and Loan notes which are generally required to be repaid within 30 days from the transaction date as well as FHLB advances. The following table summarizes these borrowings at December 31 (in thousands):

                                                         2003        2002
                                                       --------     --------
    Short-term borrowings:
    FHLB advances                                      $  7,500    $ 23,500
    FRB loan                                                259          89
                                                       --------    --------
      Total short-term borrowings                      $  7,759    $ 23,589
                                                       ========    ========

    Long-term borrowings:
    FHLB advances                                      $  1,700    $  9,299
                                                       --------    --------

      Total long-term borrowings                       $  1,700    $  9,299
                                                       ========    ========

      Total borrowed funds                             $  9,459    $ 32,888
                                                       ========    ========

    The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities (dollars in thousands):

                                                         Short
                                                         Term      Long Term
                                                       --------     --------

    Amount                                             $  7,500    $  1,700
    Maturity                                               2004        2005
    Average Rate                                          4.208%      4.450%

11. SUBORDINATED DEBENTURES

    The Company formed North Valley Capital Trust I and North Valley Capital Trust II (the "Trusts") as special purpose entities ("SPE"). The Trusts are unconsolidated Delaware business trusts wholly owned by the Company and formed for the purpose of issuing Company obligated mandatorily redeemable cumulative Trust Preferred Securities of Subsidiary Grantor Trust holding solely junior subordinated debentures.

    During the third quarter of 2001, North Valley Capital Trust I issued 10,000 Trust Preferred Securities with a liquidation value of $1,000 for gross proceeds of $10,000,000. The entire proceeds of the issuance were invested by North Valley Capital Trust I in $10,000,000 aggregate principal amount of 10.25% subordinated debentures due in 2031 (the Subordinated Debentures) issued by the Company. The Subordinated Debentures represent the sole assets of North Valley Capital Trust I. The Subordinated Debentures mature in 2031, pay interest semi-annually, and are redeemable by the Company at a premium beginning in or after 2006 based on a percentage of the principal amount of the Subordinated Debentures stipulated in the Indenture Agreement, plus any accrued and unpaid interest to the redemption date. The Subordinated Debentures are redeemable at 100 percent of the principal amount plus any accrued and unpaid interest to the redemption date at any time on or after 2011. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures in 2031.

    Holders of the trust preferred securities are entitled to cumulative cash distributions at an annual rate of 10.25% of the liquidation amount of $1,000 per security. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default in the payment of interest on the Subordinated Debentures. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities (the Guarantee). The Guarantee, when taken together with the Company's obligations under the Subordinated Debentures, the Indenture Agreement pursuant to which the Subordinated Debentures were issued and the Company's obligations under the Trust Agreement governing the subsidiary trust, provides a full and unconditional guarantee of amounts due on the Trust Preferred Securities.

    During the first quarter of 2003, North Valley Capital Trust II issued 6,000 Trust Preferred Securities with a liquidation value of $1,000 for gross proceeds of $6,000,000. The entire proceeds of the issuance were invested by North Valley Capital Trust II in $6,000,000 aggregate principal amount of 6.448% subordinated debentures due in 2033 (the Subordinated Debentures II) issued by the Company. The Subordinated Debentures II represent the sole assets of North Valley Capital Trust II. The Subordinated Debentures II mature in 2033, bear an initial interest rate of 6.448%, payable semi-annually, and are redeemable by the Company at par beginning on or after April 10, 2008, plus any accrued and unpaid interest to the redemption date. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures II on 2033.

    Holders of the Trust Preferred Securities are entitled to cumulative cash distributions at an annual rate of 6.448% of the liquidation amount of $1,000 per security. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default in the payment of interest on the Subordinated Debentures II. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities (the Guarantee). The Guarantee, when taken together with the Company's obligations under the Subordinated Debentures II, the Indenture Agreement pursuant to which the Subordinated Debentures II were issued and the Company's obligations under the Trust Agreement governing the subsidiary trust, provide a full and unconditional guarantee of amounts due on the Trust Preferred Securities.

    Under applicable regulatory guidelines, substantially all of the Trust Preferred Securities currently qualify as Tier I capital. Deferred costs related to the Subordinated Debentures, which are included in other assets in the accompanying consolidated balance sheet, totaled $489,000 and $316,000 at December 31, 2003 and 2002, respectively. Amortization of the deferred costs was $15,000, $11,000 and $6,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

12. INCOME TAXES

    The provision for income taxes for the years ended December 31, was as follows (in thousands):


                                                   2003      2002      2001
                                                  -------   -------   -------

    Current:
      Federal                                     $ 2,279   $ 4,022   $ 2,852
      State                                           760     1,139       754
                                                  -------   -------   -------
        Total                                       3,039     5,161     3,606
                                                  -------   -------   -------

    Deferred tax (benefit):
      Federal                                         344      (881)     (437)
      State                                           222      (444)     (107)
                                                  -------   -------   -------
        Total                                         566    (1,325)     (544)
                                                  -------   -------   -------
    Total provision for income taxes              $ 3,605   $ 3,836   $ 3,062
                                                  =======   =======   =======

    The effective federal tax rate for the years ended December 31, differs from the statutory tax rate as follows:

                                                    2003      2002      2001
                                                   -------   -------   -------

    Federal income tax at statutory rates            35.0%     35.0%    35.0%
    State income taxes net of federal
      income tax benefit                              5.4%      4.0%     4.4%
    Tax exempt income                                (7.6%)    (7.1%)   (6.1%)
    Other                                            (1.7%)      .3%    (1.8%)
                                                  -------   -------   -------
                                                     31.1%     32.2%     31.5%
                                                  =======   =======   =======

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset at December 31 are as follows (in thousands):

                                                           2003      2002
                                                         -------   -------

    Deferred tax assets:
      Allowance for loan losses                          $ 2,595   $ 2,460
      Accrued pension obligation                             955       898
      Deferred compensation                                1,118       841
      Mark to market adjustment                                        610
      Unrealized loss on securities available for sale       142
      Stock-based compensation                               246       240
      California franchise tax                                           4
                                                         -------   -------
        Total deferred tax assets                          5,056     5,053
                                                         =======   =======

    Deferred tax liabilities:
      Tax depreciation in excess of book depreciation        536       407
      Unrealized gain on securities available for sale                 978
      FHLB stock dividend                                    322       243
      Originated mortgage servicing rights                   339       199
      Mark to market adjustment                              147
      California franchise tax                               134
      Other                                                   29       231
                                                         -------   -------
        Total deferred tax liabilities                     1,507     2,058
                                                         -------   -------
        Net deferred tax asset                           $ 3,549   $ 2,995
                                                         =======   =======

    The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

13. RETIREMENT AND DEFERRED COMPENSATION PLANS

    Substantially all employees with at least one year of service participate in a Company-sponsored employee stock ownership plan (ESOP). The Company made contributions to the ESOP for the years ended December 31, 2003, 2002 and 2001 of $192,000, $104,000 and $60,000. At December 31, 2003, the ESOP owned approximately 219,736 shares of the Company's common stock.

    The Company maintains a 401(k) plan covering employees who have completed 1,000 hours of service during a 12-month period and are age 21 or older. Voluntary employee contributions are partially matched by the Company. The Company made contributions to the plan for the years ended December 31, 2003, 2002 and 2001 of $77,000, $74,000 and $45,000, respectively.

    The Company has a nonqualified executive deferred compensation plan for key executives and directors. Under this plan, participants voluntarily elect to defer a portion of their salary, bonus or fees and the Company is required to credit these deferrals with interest. The Company's deferred compensation obligation of $2,118,000 and $1,982,000 as of December 31, 2003 and 2002,
    respectively, is included in accrued interest payable and other liabilities.

    The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies ($24,863,000 and $21,383,000 at December 31, 2003 and 2002, respectively) to pay the retirement obligations. The accrued pension obligation of $2,517,000 and $2,327,000 as of December 31, 2003 and 2002, respectively, is included in accrued interest payable and other liabilities.

    The following tables set forth the status of the nonqualified supplemental retirement defined benefit pension plans status at or for the year ended December 31 (in thousands):

                                                             2003        2002
                                                          ---------   ---------

    Change in projected benefit obligation
      Projected benefit obligation at beginning of year   $  (2,290)  $  (2,159)
      Service cost                                             (197)       (184)
      Interest cost                                            (164)       (154)
      Actuarial (loss) gain                                    (153)          1
      Benefits paid                                             217         206
                                                          ---------   ---------
        Projected benefit obligation at end of year       $  (2,587)  $  (2,290)
                                                          =========   =========

    Change in plan assets
      Fair value of plan assets at beginning of year
      Employer contribution                               $     217   $     206
      Benefits paid                                            (217)       (206)
                                                          ---------   ---------
        Fair value of plan assets at end of year          $           $
                                                          =========   =========

    Funding
      Unfunded status                                     $  (2,587)  $  (2,290)
      Unrecognized actuarial gain                              (248)       (411)
      Unrecognized prior service cost                           268         299
      Unrecognized net transition obligation                     50          75
                                                          ---------   ---------
        Net amount recognized (accrued pension cost)      $  (2,517)  $  (2,327)
                                                          =========   =========


    Assumptions used in computing the unfunded status
    and net periodic benefit costs were:
      Discount rate                                            7.00%      7.50%
      Expected return on assets                                 N/A        N/A
      Rate of compensation increase (supplemental
        executive retirement plan only)                        8.00%      6.00%

                                                       2003     2002     2001
                                                      ------   ------   -------

    Components of net periodic benefits cost
      Service cost                                    $  197   $  184   $    70
      Interest cost                                      164      154       178
      Amortization of net obligation at transition        25       25        25
      Prior service amortization                          31       31        31
      Recognized net actuarial (gain) loss               (10)     (11)      (32)
                                                      ------   ------   -------
        Net periodic benefit cost                    $   407   $  383   $   272
                                                     =======   ======   =======

14. STOCK-BASED COMPENSATION

    During 2003, 2002 and 2001, each director was awarded 900 shares of common stock, resulting in an additional 8,100, 5,400 and 5,400 shares being issued. Compensation cost related to these awards was recognized based on the fair value of the shares at the date of award.

    Under the Company's stock option plans as of December 31, 2003, 341,366 shares of the Company's common stock are available for future grants to directors and employees of the Company. Under the Director Plans, options may not be granted at a price less than 85% of fair market value at the date of the grant. Under the Employee Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under both plans, options may be exercised over a ten year term and vest ratably over four years from the date of the grant. A summary of stock options follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                          OPTIONS      PRICE
                                                        ---------     --------

    Outstanding, January 1, 2001                          856,101         7.25
      (471,351 exercisable at weighted average
      price of $6.95)
        Granted                                           172,052         8.18
        Exercised                                         (51,210)        5.95
        Expired or canceled                               (39,080)        8.15
                                                        ---------     --------

    Outstanding, December 31, 2001                        937,863         7.40
      (604,412 exercisable at weighted average
      price of $7.24)
        Granted                                           147,119         9.49
        Exercised                                         (69,210)        5.01
        Expired or canceled                                  (474)        4.13
                                                        ---------     --------

    Outstanding, December 31, 2002                      1,015,298     $   7.90
      (676,406 exercisable at weighted average
      price of $7.56)
        Granted                                            73,200        13.34
        Exercised                                         (74,683)        8.22
        Expired or canceled                               (15,839)        7.46
                                                        ---------     --------
    Outstanding, December 31, 2003
      (797,202 exercisable at weighted average
      price of $7.80)                                     997,976     $   8.28
                                                        =========     ========

    Information about stock options outstanding at December 31, 2003 is summarized as follows:

                                                Average                   Average
                                   Average     Exercise                  Exercise
      Range of                    Remaining    Price of                  Price of
      Exercise       Options     Contractual    Options      Options      Options
       Prices       Outstanding  Life (Years)  Outstanding  Exercisable  Exercisable
    -------------   -----------  ------------  -----------  -----------  -----------

    $   3.40-4.44       35,123          1        $   4.14       35,123   $     4.14
    $   5.53-5.63        8,772          2        $   5.56        8,772   $     5.56
    $        6.09        6,000          3        $   6.09        6,000   $     6.09
    $  5.36-10.63      125,594          4        $   9.24      125,594   $     9.24
    $   6.59-8.58      458,515          5        $   7.32      458,515   $     7.32
    $   6.67-7.24       15,000          6        $   6.95       12,000   $     6.95
    $   7.58-8.92      149,052          7        $   8.09       84,430   $     8.05
    $  9.40-10.24      134,820          8        $  10.04       53,748   $    10.04
    $       13.06       65,100          9        $  13.06       13,020   $    13.06

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

    There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the years ended December 31 is reconciled as follows (in thousands):

                                                      2003     2002     2001
                                                     ------   ------   ------
      Calculation of Basic Earnings Per Share
      Numerator - net income                         $7,971   $8,064   $6,666
      Denominator - weighted average common           6,715    7,041    7,983
      shares outstanding                             ------   ------   ------

         Basic earnings per share                    $ 1.19   $ 1.15   $  .84
                                                     ======   ======   ======

      Calculation of Diluted Earnings Per Share
      Numerator - net income                         $7,971   $8,064   $6,666
      Denominator:
        Weighted average common shares
          outstanding                                 6,715    7,041    7,983
        Dilutive effect of outstanding options          364      204      167
                                                     ------   ------   ------

        Weighted average common shares
          outstanding - Diluted                       7,079    7,245    8,150
                                                     ------   ------   ------

        Diluted earnings per share                   $ 1.13   $ 1.11   $  .82
                                                     ======   ======   ======


16. COMMITMENTS AND CONTINGENCIES

    The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company's financial position or results of its operations or its cash flows.

    The Company has operating leases for certain premises and equipment. Rent expense for such leases for the years ended December 31, 2003, 2002 and 2001 was $627,000, $577,000 and $365,000.

    The following schedule represents the Company's noncancelable future minimum scheduled lease payments at December 31, 2003 (in thousands):

                          2004                  $    593
                          2005                       589
                          2006                       575
                          2007                       513
                          2008                       386
                                                --------
                              Total             $  2,656
                                                ========

    The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $4,819,000 and $2,461,000 at December 31, 2003 and 2002. At December 31, 2003, commercial and consumer lines of credit, and real estate loans of approximately $26,492,000 and $60,817,000 were undisbursed. At December 31, 2002, commercial and consumer lines of credit, and real estate loans of approximately $28,637,000 and $37,938,000 were undisbursed.

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

    These instruments involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at December 31, 2003 and 2002, no losses are anticipated as a result of these commitments.

    In management's opinion, a concentration exists in real estate-related loans which represent approximately 68% and 65% of the Company's loan portfolio at December 31, 2003 and 2002, respectively. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.


17. RELATED PARTY TRANSACTIONS

    At December 31, 2003 and 2002, certain officers, directors and their associates and principal shareholders were indebted to the Company for loans made on substantially the same terms, including interest rates and collateral, as comparable transactions with unaffiliated parties.

    A summary of activity for the years ended December 31, 2003 and 2002 is as follows (in thousands; renewals are not reflected as either new loans or repayments):

                                                       2003            2002
                                                     --------       --------

       Beginning balance                             $  3,563       $  4,316
       Borrowings                                       2,223          1,502
       Repayments                                      (1,969)        (2,255)
                                                     --------       --------
       Ending balance                                $  3,817       $  3,563
                                                     ========       ========

18. REGULATORY MATTERS

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

    Quantitative measures established by regulation to ensure capital adequacy require the Company, NVB and SRB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company, NVB and SRB meet all capital adequacy requirements to which they are subject.

    The most recent notifications from the Federal Deposit Insurance Corporation for NVB and SRB as of December 31, 2003 and 2002, categorized NVB and SRB as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized NVB and SRB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed NVB's or SRB's category.

    The Company's, NVB's and SRB's actual capital amounts (in thousands) and ratios are also presented, respectively, in the following tables.

                                                                                                       To Be Well
                                                                                                    Capitalized Under
                                                                         For Capital                Prompt Corrective
                                                Actual                 Adequacy Purposes            Action Provisions
                                        ---------------------        ---------------------        ---------------------
                                                                     Minimum       Minimum        Minimum       Minimum
                                         Amount        Ratio         Amount         Ratio         Amount         Ratio
                                        -------        -----         -------       -------        -------       -------
Company
As of December 31, 2003:
   Total capital
      (to risk weighted assets)         $65,059        13.77%        $37,797         8.00%           N/A          N/A
   Tier 1 capital
      (to risk weighted assets)         $58,310        12.34%        $18,899         4.00%           N/A          N/A
   Tier 1 capital
      (to average assets)               $58,310         8.49%        $27,471         4.00%           N/A          N/A

As of December 31, 2002:
   Total capital
      (to risk weighted assets)         $61,581        12.58%        $39,157         8.00%           N/A          N/A
   Tier 1 capital
      (to risk weighted assets)         $55,455        11.33%        $19,578         4.00%           N/A          N/A
   Tier 1 capital
      (to average assets)               $55,455         8.59%        $25,815         4.00%           N/A          N/A

North Valley Bank
As of December 31, 2003:
   Total capital
      (to risk weighted assets)         $43,054        12.85%        $26,805         8.00%       $33,506        10.00%
   Tier 1 capital
      (to risk weighted assets)         $39,181        11.69%        $13,402         4.00%       $20,104         6.00%
   Tier 1 capital
      (to average assets)               $39,181         8.36%        $18,746         4.00%       $23,433         5.00%

As of December 31, 2002:
   Total capital
      (to risk weighted assets)         $41,380        12.12%        $27,316         8.00%       $34,146        10.00%
   Tier 1 capital
      (to risk weighted assets)         $37,192        10.89%        $13,658         4.00%       $20,487         6.00%
   Tier 1 capital
      (to average assets)               $37,192         8.61%        $17,279         4.00%       $21,598         5.00%

Six Rivers Bank
As of December 31, 2003:
   Total capital
      (to risk weighted assets)         $20,640        15.41%        $10,718         8.00%       $13,398        10.00%
   Tier 1 capital
      (to risk weighted assets)         $18,954        14.15%        $ 5,359         4.00%       $ 8,039         6.00%
   Tier 1 capital
      (to average assets)               $18,954         8.80%        $ 8,613         4.00%       $10,766         5.00%

As of December 31, 2002:
   Total capital
      (to risk weighted assets)         $18,958        13.03%        $11,641         8.00%       $14,551        10.00%
   Tier 1 capital
      (to risk weighted assets)         $17,130        11.77%        $ 5,821         4.00%       $ 8,731         6.00%
   Tier 1 capital
      (to average assets)               $17,130         8.24%        $ 8,316         4.00%       $10,394         5.00%

    Under federal and California state banking laws, dividends paid by NVB and SRB to the Company in any calendar year may not exceed certain limitations without the prior written approval of the appropriate bank regulatory agency. At December 31, 2003, the amount not restricted for payment of dividends without prior written approval was approximately $7,510,000.

19. OTHER NONINTEREST EXPENSES

    The major classifications of other noninterest expenses for the years ended December 31 were as follows (in thousands):

                                                  2003      2002      2001
                                                --------  --------  ---------

    Professional services                       $    952  $    886  $     786
    ATM & on-line banking expense                  1,007       906        626
    Printing, supplies and postage                 1,021     1,175      1,061
    Marketing expense                                946     1,058      1,108
    Operations expense                               729       571        451
    Loan expense                                     828       741        587
    Amortization of intangibles                      501       525        243
    Other                                          3,440     2,959      2,719
                                                --------  --------  ---------
                                                $  9,424  $  8,821  $   7,581
                                                ========  ========  =========

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. Although management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimation technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of financial instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Estimates of fair value have not been adjusted to reflect changes in market conditions subsequent to December 31, 2003; therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

    The following assumptions were used as of December 31, 2003 and 2002 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

    (a) Cash and Cash Equivalents - The carrying amount represents a reasonable estimate of fair value.

    (b) Interest Bearing Deposits in Other Financial Institutions - The carrying amount represents a reasonable estimate of fair value.

    (c) Securities - The fair value of held to maturity securities are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Available for sale securities are carried at fair value. The carrying value of FHLB, FRB, and other securities represents a reasonable estimate of fair value.

    (d) Loans and Leases - Commercial loans, residential mortgages, construction loans and direct financing leases, are segmented by fixed and adjustable rate interest terms, by maturity, and by performing and nonperforming categories.

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

    (h) Subordinated Debentures - The fair value of the subordinated debentures is estimated by discounting the contractual cash flows using the current interest rate at which similar securities with the same remaining maturity could be made.

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

                                        2003                 2002
                                -------------------  --------------------
                                Carrying     Fair     Carrying     Fair
                                 Amount     Value      Amount     Value
                                --------- ---------  ---------- ---------
    FINANCIAL ASSETS
      Cash and cash equivalents $  59,523 $  59,523  $   55,300 $  55,300
      FHLB, FRB and other
        securities              $   2,991 $   2,991  $    3,258 $   3,258
      Interest bearing
    deposits in other
       financial institutions   $     123 $     123  $      517 $     517
      Securities:
       Available for sale       $ 191,045 $ 191,045  $  110,475 $ 110,475
       Held to maturity         $   1,455 $   1,831  $    1,455 $   1,843
      Loans and leases          $ 372,660 $ 370,544  $  437,843 $ 439,199
      Cash surrender value of
        life Insurance          $  24,863 $  24,863  $   21,383 $  21,383

    FINANCIAL LIABILITIES
      Deposits                  $ 598,314 $ 594,988  $  555,053 $ 550,715
      Other borrowed funds      $   9,459 $   9,565  $   32,888 $  33,185
      Subordinated debentures   $  16,496 $  16,801  $   10,310 $  11,110

21. SEGMENT REPORTING

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

    Information about reportable segments, and the reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, follows (in thousands):


                                        NVB        SRB      Other      Total
                                     ---------  ---------  --------  ---------
    Year ended December 31, 2003:

    Total revenues                   $  28,684  $  11,146  $   (992) $  38,838
    Net income (loss)                $   7,520  $   1,603  $ (1,152) $   7,971
    Interest income                  $  24,574  $  10,518  $      8  $  35,100
    Interest expense                 $   3,770  $   2,457  $  1,300  $   7,527
    Depreciation and amortization $ 1,994 $ 838 $ 171 $ 3,003 Provision for loan and lease
      losses                         $          $          $         $      --
    Total assets                     $ 458,542  $ 217,049  $  2,102  $ 677,693

    Year ended December 31, 2002:

    Total revenues                   $  28,084  $  10,928  $   (589) $  38,423
    Net income (loss)                $   7,295  $   1,496  $   (727) $   8,064
    Interest income                  $  26,897  $  12,003  $      2  $  38,902
    Interest expense                 $   5,456  $   3,319  $  1,017  $   9,792
    Depreciation and amortization $ 1,020 $ 1,062 $ 85 $ 2,167 Provision for loan and lease
      losses                         $   1,575  $     220  $         $   1,795
    Total assets                     $ 443,642  $ 221,920  $    518  $ 656,080

    Year ended December 31, 2001:

    Total revenues                   $  22,497  $  10,473  $    218  $  33,188
    Net income (loss)                $   5,878  $   1,427  $   (639) $   6,666
    Interest income                  $  26,369  $  13,403  $     39  $  39,811
    Interest expense                 $   9,656  $   5,352  $    467  $  15,475
    Depreciation and amortization $ 765 $ 813 $ 20 $ 1,598 Provision for loan and lease
     losses                          $   1,010  $     360  $         $   1,370
    Total assets                     $ 394,110  $ 199,166  $  2,007  $ 595,283

22. PARENT COMPANY ONLY - CONDENSED FINANCIAL INFORMATION

    The condensed financial statements of North Valley Bancorp are presented below (in thousands):


    CONDENSED BALANCE SHEET
    DECEMBER 31, 2003 AND 2002
    ----------------------------------------------------------------------------

    ASSETS                                                   2003       2002
                                                          ---------- ----------

      Cash and cash equivalents                           $      527 $    1,032
      Available for sale securities at fair value                 59         80
      Investments in subsidiaries                             61,410     59,329
      Investment in unconsolidated subsidiary grantor
        trusts                                                   496        310
      Other assets                                             2,845      2,161
                                                          ----------------------

         Total assets                                     $   65,337 $   62,912
                                                          ========== ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

      Dividend payable                                    $      649 $      652
       Subordinated debentures                                16,496     10,310
      Other liabilities                                        2,139      1,921
      Stockholders' equity                                    46,053     50,029
                                                          ---------- ----------

         Total liabilities and stockholders' equity       $   65,337 $   62,912
                                                          ========== ==========


    CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
    YEARS ENDED DECEMBER 31, 2003, 2002 AND
    2001
    ----------------------------------------------------------------------------

                                                  2003     2002      2001
                                                -------- --------- ---------
    INCOME:
      Dividends from subsidiaries               $  5,200 $   3,400 $   9,200
      Other income                                 8,685     8,019     5,351
                                                -------- --------- ---------

         Total income                             13,885    11,419    14,551

    EXPENSE:
      Interest on subordinated debentures          1,306     1,028       467
      Salaries and employee benefits               5,657     5,307     4,353
      Legal and accounting                           952       677       609
      Other                                        2,638     2,212     1,107
      Merger and acquisition expense                                      85
      Tax benefit                                   (766)     (490)     (528)
                                                -------- --------- ---------
         Total expense                             9,787     8,734     6,093
                                                -------- --------- ---------

       Income before equity in undistributed
         income of subsidiaries                    4,098      2,685     8,458
       Equity in undistributed income (loss)
         of subsidiaries                           3,873      5,379    (1,792)
       subsidiaries
                                                -----------------------------

       Net income                                  7,971     8,064     6,666

       Other comprehensive (loss) income, net
         of tax                                   (1,805)      900       930
                                                -------- --------- ---------
       Total comprehensive income               $  6,166 $   8,964 $   7,596
                                                ======== ========= =========

    CONDENSED STATEMENT OF CASH FLOWS
    YEARS ENDED DECEMBER 31, 2003, 2002 AND
    2001
    ----------------------------------------------------------------------------

                                                  2003     2002      2001
                                                -------- --------- ---------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                $  7,971 $   8,064 $   6,666
      Adjustments to reconcile net income to
        net cash provided by operating
        activities:
          Equity in undistributed income of
            subsidiaries                          (3,873)   (5,379)    1,792
          Stock-based compensation expense           241       378       189
          Effect of changes in:
            Other assets                            (684)     (445)   (1,114)
           Other liabilities                         353       107     1,792
                                                -------- --------- ---------
             Net cash provided by operating
               activities                          4,008     2,725     9,325
                                                -------- --------- ---------


    CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of available for sale
        securities                                18,700
      Proceeds from sale of available for sale
        securities                               (18,700)
      Investment in unconsolidated subsidiary
        grantor trusts                              (186)               (310)
                                                -------- --------- ---------
              Net cash used in investing
                activities                          (186)               (310)
                                                -------- --------- ---------

      CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash dividends paid                       (2,672)   (2,151)   (2,226)
        Proceeds from issuance of subordinated
          debentures                               6,186              10,310
        Repurchase of common shares               (8,235)   (1,055)  (17,115)
        Stock options exercised                      396       339       251
        Cash paid for fractional shares               (2)
                                                -------- --------- ---------
              Net cash used in financing
                activities                        (4,327)   (2,867)   (8,780)
                                                -------- --------- ---------

      INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                            (505)     (142)      235

      CASH AND CASH EQUIVALENTS AT
        BEGINNING OF YEAR                          1,032     1,174       939
                                                -------- --------- ---------
      CASH AND CASH EQUIVALENTS AT END OF YEAR  $    527 $   1,032 $   1,174
                                                ======== ========= =========

                                INDEX OF EXHIBITS

Exhibit                                                                  Sequential
No.       Exhibit Name                                                   Page No
-------   ------------                                                   ----------

2(a)      Agreement and Plan of Reorganization and Merger, dated as of   *
          October 3, 1999 (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the
          Commission on October 12, 1999).

2(b)      Addendum to Agreement and Plan of Reorganization and Merger    *
          dated as of September 25, 2000 (incorporated by reference
          from Exhibit 2.7 to the Company's Current Report on Form 8-K filed with the Commission on September 29, 2000).

3(a)      Amended and Restated Articles of Incorporation of North        *
          Valley Bancorp (incorporated by reference from Exhibit 3(i)
          to the Company's Quarterly Report on Form 10-Q filed with the
          Commission for the period ended June 30, 1998).

3(b)      Certificate of Amendment of Amended and Restated Articles of   *
          Incorporation of North Valley Bancorp (incorporated by
          reference from Exhibit 3(b) to the Company's Annual Report on
          Form 10-K filed with the Commission for the year ended
          December 31, 2001.)

3(c)      By-laws of North Valley Bancorp, as amended and restated       *
          (incorporated by reference from Exhibit 3(ii) to the
          Company's Quarterly Report on Form 10-Q filed with the
          Commission for the period ended June 30, 1998).

4(a)      Amended and Restated Declaration of Trust (North Valley        *
          Capital Trust I) dated July 16, 2001 (incorporated by
          reference from Exhibit 4(a) to the Company's Annual Report on
          Form 10-K filed with the Commission for the year ended
          December 31, 2001.)

4(b)      Indenture dated July 16, 2001 (incorporated by reference from  *
          Exhibit 4(b) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001.)

4(c)      Junior Subordinated Debt security of North Valley Bancorp      *
          (incorporated by reference from Exhibit 4(c) to the Company's
          Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001.)

4(d)      Guarantee Agreement (North Valley Bancorp) dated July 16,      *
          2001 (incorporated by reference from Exhibit 4(d) to the
          Company's Annual Report on Form 10-K filed with the
          Commission for the year ended December 31, 2001.)

10(a)     Shareholder Protection Rights Agreement, dated September 9,    *
          1999 (incorporated by reference from Exhibit 4 to the
          Company's Current Report on Form 8-K filed with the
          Commission on September 23, 1999).

10(b)     North Valley Bancorp 1989 Employee Stock Option Plan, as       *
          amended (incorporated by reference from Exhibit 4.1 to
          Post-Effective Amendment No. One to the Company's
          Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December 26, 1989). **

10(c)     North Valley Bancorp 1989 Employee Nonstatutory Stock Option   *
          Agreement (incorporated by reference from Exhibit 4.3 to
          Post-Effective Amendment No. One to the Company's
          Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December 26, 1989). **

Exhibit                                                                  Sequential
No.       Exhibit Name                                                   Page No
-------   ------------                                                   ----------

10(d)     North Valley Bancorp 1989 Director Stock Option Plan, as       *
          amended (incorporated by reference from Exhibit 4.2 to
          Post-Effective Amendment No. One to the Company's
          Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December 26, 1989).  **

10(e)     North Valley Bancorp 1989 Director Nonstatutory Stock Option   *
          Agreement (incorporated by reference from Exhibit 4.4 to
          Post-Effective Amendment No. One to the Company's
          Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December 26, 1989). **

10(f)     Employee Stock Ownership Plan, as amended and restated as of   *
          January 1, 1987 (incorporated by reference from Exhibit 10(x)
          to the company's Annual Report on Form 10-K filed with the commission for the year ended December 31, 1993).**

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

10(k)     Supplemental Retirement Plan for Directors (incorporated by    *
          reference from Exhibit 10(k) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended
          December 31, 1988). **

10(l)     Legal Services Agreement dated as of January 1, 2001, between  *
          North Valley Bancorp and J. M. Wells, Jr., Attorney at Law
          (incorporated by reference from Exhibit 10(m) to the Company's Annual Report on Form 10-K filed with the
          Commission for the year ended December 31, 2002.)

10(m)     Executive Deferred Compensation Plan, effective January 1,     *
          1989, restated April 1, 1995 (incorporated by reference from
          Exhibit 10(dd) to the Company's Annual Report on Form 10-KSB
          filed with the Commission for the year ended December 31,
          1997). **

10(n)     Directors' Deferred Compensation Plan, effective April 1,      *
          1995 (incorporated by reference from Exhibit 10(ee) to the
          Company's Annual Report on Form 10-KSB filed with the
          Commission for the year ended December 31, 1997). **

10(o)     Umbrella TrustTM for Directors, effective April 1, 1995        *
          (incorporated by reference from Exhibit 10(ff) to the
          Company's Annual Report on Form 10-KSB filed with the
          Commission for the year ended December 31 1997). **

Exhibit                                                                  Sequential
No.       Exhibit Name                                                   Page No
-------   ------------                                                   ----------

10(p)     Umbrella TrustTM for Executives, effective April 1, 1995       *
          (incorporated by reference from Exhibit 10(gg) to the
          Company's Annual Report on Form 10-KSB filed with the
          Commission for the year ended December 31, 1997). **

10(q)     Indemnification Agreement (incorporated by reference from      *
          Exhibit 10 to the Company's Quarterly Report filed with the
          Commission for the period ended June 30, 1998).

10(r)     North Valley Bancorp 1998 Employee Stock Incentive Plan, as    *
          amended through July 26, 2001 (incorporated by reference from
          Exhibit 99.1 to the Company's Registration Statement on Form
          S-8 (No. 333-65950) filed with the Commission on July 26,
          2001. **

10(s)     North Valley Bancorp 1999 Director Stock Option Plan           *
          (incorporated by reference from Exhibit 99.1 to the Company's
          Registration Statement on Form S-8 (No. 333-65948) filed with the Commission on July 26, 2001.  **

10(t)     Amendment No. Two to the North Valley Bancorp 1989 Director    *
          Stock Option Plan (incorporated by reference from Exhibit
          10(v) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1998). **

10(u)     Branch Purchase and Assumption Agreement dated as of           *
          September 15, 2000, between North Valley Bancorp and Scott
          Valley Bank (incorporated by reference from Exhibit 99.19 to the Company's Current Report on Form 8-K filed with the
          Commission on September 29, 2000).

10(v)     Form of Executive Deferred Compensation Agreement executed in  *
          December 2000 between North Valley Bank and each of Michael
          J. Cushman, Sharon L. Benson, Jack R. Richter and Eric J.
          Woodstrom. (incorporated by reference from Exhibit 10(y) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001). **

10(w)     Form of Director Deferred Fee Agreement executed in December   *
          2000 between North Valley Bank and each of Rudy V. Balma,
          William W. Cox, Royce L. Friesen, Dan W. Ghidinelli, Thomas
          J. Ludden, Douglas M. Treadway and J.M. Wells, Jr.
          (incorporated by reference from Exhibit 10aa) to the
          Company's Annual Report on Form 10-K filed with the
          Commission for the year ended December 31, 2001). **

10(x)     Form of Director Deferred Fee Agreement executed in December   *
          2000 between Six Rivers Bank and each of Kevin D. Hartwick,
          William T. Kay, Jr., J. Michael McGowan, Warren L. Murphy and
          Dolores M. Vellutini. (incorporated by reference from Exhibit
          10(bb) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001). **

10(y)     Form of Employment Agreement executed in January 2001 between  *
          North Valley Bancorp and each of Michael J. Cushman, Jack R.
          Richter, Eric J. Woodstrom, Edward J. Czajka and Sharon L.
          Benson (incorporated by reference from Exhibit 10(cc) to the Company's Annual Report on Form 10-K filed with the
          Commission for the year ended December 31, 2001.) **

10(z)     Employment Agreement executed in May 2001 between Six Rivers   *
          National Bank and Russell Harris (incorporated by reference from Exhibit 10(dd) to the Company's Annual Report on Form
          10-K filed with the Commission for the year ended December
          31, 2001.) **


Exhibit                                                                  Sequential
No.       Exhibit Name                                                   Page No
-------   ------------                                                   ----------

10(aa)    Form of Salary Continuation Agreement executed in October      *
          2001 between North Valley Bancorp and each of Michael J.
          Cushman, Jack R. Richter, Eric J. Woodstrom, Edward J. Czajka
          and Sharon L. Benson (incorporated by reference from Exhibit
          10(ee) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001.) **

10(bb)    Park Marina Lease dated July 23, 2001, between The McConnell   *
          Foundation and North Valley Bancorp for 300 Park Marina
          Circle, Redding, California 96001 (incorporated by reference from Exhibit 10(ff) to the Company's Annual Report on Form
          10-K filed with the Commission for the year ended December
          31, 2001.)

10(cc)    Form of Salary Continuation Agreement executed in October      *
          2001 between Six Rivers National Bank and each of Russell
          Harris and Margie L. Plum (incorporated by reference from
          Exhibit 10(gg) to the Company's Annual Report on Form 10-K
          filed with the Commission for the year ended December 31,
          2001.) **

10(dd)    Form of Executive Deferred Compensation Agreement executed in  *
          January 2001 between North Valley Bank and Edward J. Czajka
          (incorporated by reference from Exhibit 10(hh) to the Company's Annual Report on Form 10-K filed with the
          Commission for the year ended December 31, 2001.) **

10(ee)    Form of Executive Deferred Compensation Agreement executed     *
          December 2001 between North Valley Bank and each of Michael
          J. Cushman, Sharon L. Benson, Jack R. Richter, Edward J.
          Czajka and Eric J. Woodstrom.  Section 3.1.2 amended on all agreements (incorporated by reference from Exhibit 10(ii) to the Company's Annual Report on Form 10-K filed with the
          Commission for the year ended December 31, 2001.) **

10(ff)    Form of Executive Deferred Compensation Agreement executed     *
          January 2002, between Six Rivers National Bank and Russell
          Harris. Agreement includes amended Section 3.1.2.
          (incorporated by reference from Exhibit 10(jj) to the
          Company's Annual Report on Form 10-K filed with the
          Commission for the year ended December 31, 2001.) **

10(gg)    Form of Director Deferred Fee Agreement executed December      *
          2001, between North Valley Bank and each of Rudy V. Balma,
          William W. Cox, Royce L. Friesen, Dan W. Ghidinelli, Thomas
          J. Ludden, Douglas M. Treadway and J.M. Wells, Jr.  Section
          3.1.2 amended on all agreements (incorporated by reference from Exhibit 10(kk) to the Company's Annual Report on Form
          10-K filed with the Commission for the year ended December
          31, 2001.) **

10(hh)    Director Deferred Fee Agreement executed December 2001,        *
          between Six Rivers National Bank and each of Kevin D.
          Hartwick, William T. Kay, Jr., John  J. Gierek, Jr., Warren
          L. Murphy and Dolores M. Vellutini. Section 3.1.2 amended on all agreements (incorporated by reference from Exhibit 10(ll)
          to the Company's Annual Report on Form 10-K filed with the
          Commission for the year ended December 31, 2001.) **

10(ii)    Information services contract with Information Technology,     *
          Inc., dated June 17, 2002. (incorporated by reference from
          Exhibit 10(mm) to the Company's Annual Report on Form 10-K
          filed with the Commission for the year ended December 31,
          2002) **

10(jj)    Form of Employment Agreement executed in March 2004 between    82
          North Valley Bancorp and Russell Harris. **

10(kk)    Amendment No. 1 dated July 24, 2003 to Park Marina lease,      94
          between The McConnell Foundation and North Valley Bank for
          1828-1852 Park Marina Drive.


Exhibit                                                                  Sequential
No.       Exhibit Name                                                   Page No
-------   ------------                                                   ----------

10(ll)    Sublease extension dated August 7, 2003, between North         95
          State Grocery, Inc. and North Valley Bank for
          Cottonwood Branch lease.

10(mm)    Westwood Branch lease dated December 1, 2003, between          96
          Daha Investments and North Valley Bank.

21        List of Subsidiaries.                                          99

23.1      Consent of Perry-Smith LLP                                     100

23.2      Consent of Deloitte & Touche LLP                               101

31        Rule 13a-14(a)/15d-14(a) Certifications.                       102

32        Section 1350 Certifications.                                   104

---------------------------
*  Previously filed.
** Indicates management contract or compensatory plan or arrangement.

SIGNATURES
----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP

By: /s/ Michael J. Cushman
    ----------------------------------------------
    Michael J. Cushman
    President and Chief Executive Officer

/s/ Edward J. Czajka
--------------------------------------------------
Edward J. Czajka
Executive Vice President & Chief Financial Officer


DATE:  March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE               TITLE                  DATE


/s/ Rudy V. Balma                Director                        March 12, 2004
------------------------         --------
Rudy V. Balma

/s/ Michael J. Cushman           Director, President and         March 12, 2004
------------------------         ----------------------------
Michael J. Cushman               Chief Executive Officer
                                 ----------------------------
                                 (principal executive officer)
                                 ----------------------------

/s/ William W. Cox               Director                        March 12, 2004
------------------------         --------
William W. Cox

/s/ Royce L. Friesen             Director                        March 12, 2004
------------------------         --------
Royce L. Friesen

/s/ Dan W. Ghidinelli            Director                        March 12, 2004
------------------------         --------
Dan W. Ghidinelli

/s/ Thomas J. Ludden             Director                        March 12, 2004
------------------------         --------
Thomas J. Ludden

/s/ Kevin D. Hartwick            Director                        March 12, 2004
------------------------         --------
Kevin D. Hartwick

/s/ Dolores M. Vellutini         Director                        March 12, 2004
------------------------         --------
Dolores M. Vellutini

/s/ J. M. Wells, Jr.             Director                        March 12, 2004
------------------------         --------
J. M. Wells, Jr.

/s/ Edward J. Czajka             Executive Vice President and    March 12, 2004
------------------------         -----------------------------
Edward J. Czajka                 Chief Financial Officer
                                 -----------------------------
                                 (principal financial officer)
                                 -----------------------------

/s/ Sharon L. Benson             Senior Vice President and       March 12, 2004
------------------------         -------------------------
Sharon L. Benson                 Controller (principal
                                 -------------------------
                                 accounting officer)
                                 -------------------------