Form 10-Q
period 2004-03-31
NORTH VALLEY BANCORP
filed 2004-05-10
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the period ended March 31, 2004.

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Transition Period From
                                 to
          ----------------------    -----------------------

                         Commission file number 0-10652


                              NORTH VALLEY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              California                                     94-2751350
       ---------------------------                    ------------------------
       State or other jurisdiction                    (IRS Employer ID Number)
    of incorporation or organization)

300 Park Marina Circle, Redding, CA                             96002
----------------------------------------                     ------------
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code     (530) 226-2900
                                                    --------------------


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

Common Stock -6,526,435 shares as of May 6, 2004.

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets--March 31, 2004
         and December 31, 2003                                                3

         Condensed Consolidated Statements of Income--For the Three
         months Ended March 31, 2004 and 2003                                 4

         Condensed Consolidated Statements of Cash Flows--For the
         Three months Ended March 31, 2004 and 2003                           5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          20

Item 4.  Controls and Procedures                                             20


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                   21

Item 2.  Use of Proceeds and Issuer Purchases of Equity Securities           21

Item 3.  Defaults Upon Senior Securities                                     22

Item 4.  Submission of Matters to a Vote of Security Holders                 22

Item 5.  Other Information                                                   22

Item 6.  Exhibits and Reports on Form 8-K                                    22


SIGNATURES                                                                   23
----------

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
                      NORTH VALLEY BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands except share amounts)

ASSETS                                                        March 31, 2004    December 31, 2003
                                                            -----------------   -----------------
Cash and due from banks                                     $          35,638   $          28,013
Federal funds sold                                                      1,130              31,510
                                                            -----------------   -----------------
    Total cash and cash equivalents                                    36,768              59,523

Interest-bearing deposits in other financial institutions                                     123
Investment securities:
  Available for sale, at fair value                                   238,865             191,045
  Held to maturity, at amortized cost                                   1,455               1,455

Loans and leases, net of allowance for loan and lease
losses of $6,419 and $6,493 at March 31, 2004 and
   December 31, 2003                                                  400,261             372,660
Premises and equipment, net of accumulated
   depreciation and amortization                                       12,447              12,699
Other real estate                                                         115
FHLB and FRB stock and other securities                                 3,681               2,991
Core deposit and other intangibles, net                                 2,146               2,272
Accrued interest receivable & other assets                             33,848              34,925
                                                            -----------------   -----------------

TOTAL ASSETS                                                $         729,586   $         677,693
                                                            =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing demand                                $         127,766   $         118,678
  Interest-bearing                                                    480,872             479,636
                                                            -----------------   -----------------
    Total deposits                                                    608,638             598,314
Other borrowed funds                                                   47,383               9,459
Accrued interest and other liabilities                                  7,477               7,371
Subordinated debentures                                                16,496              16,496
                                                            -----------------   -----------------
Total liabilities                                                     679,994             631,640
                                                            -----------------   -----------------

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000
  shares; none outstanding
Common stock, no par value: authorized 20,000,000
  shares, outstanding 6,513,823 and 6,488,073 at
  March 31, 2004 and December 31, 2003                                 23,825              23,406
Retained earnings                                                      24,216              22,795
Accumulated other comprehensive income (loss), net of
  tax                                                                   1,551                (148)
                                                            -----------------   -----------------
Total stockholders' equity                                             49,592              46,053
                                                            -----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $         729,586   $         677,693
                                                            =================   =================

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands except per share amounts)

                                                           For the three months
                                                              ended March 31,
                                                         -----------------------
                                                            2004         2003
                                                         ----------   ----------

INTEREST INCOME:
Loans and leases including fees                          $    6,493   $    7,684
Securities:
    Taxable                                                   1,883        1,046
    Exempt from federal taxes                                   407          354
Federal funds sold                                               63          108
                                                         ----------   ----------
   Total interest income                                      8,846        9,192
                                                         ----------   ----------

INTEREST EXPENSE:
Deposits                                                      1,141        1,596
Subordinated debentures                                         354          256
Other borrowings                                                307          230
                                                         ----------   ----------
   Total interest expense                                     1,802        2,082
                                                         ----------   ----------

NET INTEREST INCOME                                           7,044        7,110

PROVISION FOR LOAN AND LEASE LOSSES
                                                         ----------   ----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                   7,044        7,110
                                                         ----------   ----------

NONINTEREST INCOME:
Service charges on deposit accounts                           1,372        1,290
Other fees and charges                                          535          455
Gain on sale of loans                                                        204
Gain on sales or calls of securities                              8          151
Other                                                           546          620
                                                         ----------   ----------
   Total noninterest income                                   2,461        2,720
                                                         ----------   ----------

NONINTEREST EXPENSES:
Salaries and employee benefits                                3,421        3,312
Occupancy                                                       430          402
Equipment                                                       572          749
Other                                                         2,167        2,233
                                                         ----------   ----------
   Total noninterest expenses                                 6,590        6,696
                                                         ----------   ----------

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                       2,915        3,134

PROVISION FOR INCOME TAXES                                      841        1,039
                                                         ----------   ----------

NET INCOME                                               $    2,074   $    2,095
                                                         ==========   ==========

EARNINGS PER SHARE:
Basic                                                    $     0.32   $     0.30
                                                         ==========   ==========
Diluted                                                  $     0.30   $     0.29
                                                         ==========   ==========

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                   For the three months
                                                                      Ended March 31,
                                                                 ------------------------
                                                                    2004          2003
                                                                 ----------    ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                     $    2,074    $    2,095
    Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                       469           612
    Amortization of premium on securities                                 4            82
    Amortization of core deposit and other intangibles                  126           121
    Gain on sale or calls of securities                                  (8)         (151)
    Gain on sale of loans                                                            (204)
    Effect of changes in:
      Accrued interest receivable                                      (228)           (3)
      Other assets                                                      129           177
      Accrued interest and other liabilities                            106          (738)
                                                                 ----------    ----------
           Net cash provided by operating activities                  2,672         1,991
                                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of other real estate owned                                      27
    Net changes in FHLB, FRB and other securities                      (876)          (50)
    Purchases of available for sale securities                      (50,755)       (9,991)
    Proceeds from sales of available for sale securities                            4,344
    Proceeds from maturities/calls of available for sale
      securities                                                      6,000        12,968
    Net decrease in interest-bearing deposits at financial
      institutions                                                      123           121
    Net (increase) decrease in loans and leases                     (27,716)       19,920
    Purchases of premises and equipment, net                           (217)         (394)
                                                                 ----------    ----------
           Net cash (used in) provided by investing activities      (73,441)       26,945
                                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                         10,324        11,528
    Net increase (decrease) in Federal funds purchased and
      other borrowed funds                                           37,924        (8,712)
    Cash dividends paid                                                (653)         (693)
    Repurchase of common stock                                                       (573)
    Cash received for stock options exercised                           289           192
    Compensation expense on stock options/grants                        130            50
                                                                 ----------    ----------
           Net cash provided by financing activities                 48,014         1,792
                                                                 ----------    ----------

(DECREASE) INCREASE IN CASH AND CASH                                (22,755)       30,728
  EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING                                 59,523        55,300
  OF YEAR                                                        ----------    ----------
CASH AND CASH EQUIVALENTS, END OF                                $   36,768    $   86,028
  PERIOD                                                         ==========    ==========

ADDITIONAL INFORMATION:
    Cash paid during the period for:
    Interest                                                     $    1,906    $    2,488
                                                                 ==========    ==========
    Income taxes                                                 $      825    $      350
                                                                 ==========    ==========

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. They do not, however, include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2004.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (North Valley Bank ("NVB"), including Six Rivers Bank ("SRB"), a division of North Valley Bank, North Valley Trading Company, which is inactive, and Bank Processing, Inc. ("BPI"). Significant intercompany items and transactions have been eliminated in consolidation. North Valley Capital Trust I and North Valley Capital Trust II are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities.

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


NOTE B - SECURITIES

At March 31, 2004 and December 31, 2003, the amortized cost of securities and their approximate fair value were as follows:

(In thousands)
--------------                                         Gross         Gross        Carrying
                                        Amortized    Unrealized    Unrealized      Amount
Available for sale securities:             Cost        Gains         Losses     (Fair Value)
------------------------------          ----------   ----------    ----------    ----------
March 31, 2004
--------------
  Securities of U.S. government
    agencies and corporations           $   12,554   $       35    $       (5)   $   12,584
  Obligations of states and political
    subdivisions                            26,397        1,354           (37)       27,714
  Mortgage backed securities               178,052        1,620          (390)      179,282
  Corporate securities                       6,020          262                       6,282
  Other securities                          13,313           20          (330)       13,003
                                        ---------------------------------------------------
                                        $  236,336   $    3,291    $     (762)   $  238,865
                                        ===================================================

December 31, 2003
-----------------
  Securities of U.S. government
    agencies and corporations           $   12,574   $       73    $      (14)   $   12,633
  Obligations of states and political
    subdivisions                            25,903        1,133           (94)       26,942
  Mortgage backed securities               133,760          424        (1,408)      132,776
  Corporate securities                       6,027          273           (26)        6,274
  Other securities                          13,127           27          (734)       12,420
                                        ---------------------------------------------------
                                        $  191,391   $    1,930    $   (2,276)   $  191,045
                                        ===================================================

                                                  Carrying
                                                   Amount         Gross          Gross
                                                 (Amortized     Unrealized     Unrealized
    Held to maturity securities:                   Cost)          Gains          Losses       Fair Value
    ----------------------------                 ----------     ----------     ----------     ----------
    March 31, 2004
    --------------
      Obligation of states and political
        Subdivisions                             $    1,455     $      442     $              $    1,897
                                                 ==========     ==========     ==========     ==========


                                                  Carrying
                                                   Amount         Gross          Gross
                                                 (Amortized     Unrealized     Unrealized
    Held to maturity securities:                   Cost)          Gains          Losses       Fair Value
    ----------------------------                 ----------     ----------     ----------     ----------

    December 31, 2003
    -----------------
      Obligation of states and political
        Subdivisions                             $    1,455     $      376     $              $    1,831
                                                 ==========     ==========     ==========     ==========

         Gross realized gains on sales or calls of available-for-sale securities were $8,000 and $162,000 for the three months ended March 31, 2004 and 2003. There were no gross realized losses on sales or call of available for sale securities for the three months ended March 31, 2004. Gross realized losses on sales or calls of available for sale securities were $11,000 for the three months ended March 31, 2003.

         There were no sales or transfers of held to maturity securities for the three months ended March 31, 2004 and 2003.

         At March 31, 2004 and December 31, 2003 securities having fair value amounts of approximately $151,912,000 and $65,031,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

NOTE C - STOCK-BASED COMPENSATION

         At March 31, 2004, the Company has three stock-based compensation plans, the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan. The Company accounts for these plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income under the Employee Plan, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in the financial statements for the Director Plans for the differences between the fair value of the options at the date of the grant and the exercise price at 85% of the fair value.

             The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. Pro forma adjustments to the Company's net earnings and earnings per share are disclosed during the years in which the options become vested.

                                                              Three months ended March 31,
                                                              ----------------------------
    (In thousands)                                                2004            2003
                                                              ------------    ------------
    Net income, as reported                                   $      2,074    $      2,095
    Add: total stock-based compensation expense included
       in net income, net of tax                                        22              30
    Deduct: total stock-based compensation expense
       determined under the fair value based method for all
       awards, net of related tax effects                              (70)            (92)
                                                              ------------    ------------
    Net income, pro forma                                     $      2,026    $      2,033
                                                              ============    ============

    Basic earnings per common share:
    As reported                                               $       0.32    $       0.30
    Pro forma                                                 $       0.31    $       0.29

    Diluted earnings per common and equivalent share:
    As reported                                               $       0.30    $       0.29
    Pro forma                                                 $       0.30    $       0.28

--------------------------------------------------------------------------------

         The fair value of each option granted during the periods presented is estimated on the date of grant using an option-pricing model with the following assumptions:

                                                   Three months ended March 31,
                                                    --------------------------
                                                     2004                2003
                                                    ------              ------


    Dividend yield                                    2.74%               3.12%
    Expected volatility                              16.21%              19.87%
    Risk-Free interest rate                           5.00%               5.00%
    Expected option life                            7 years             7 years
    Fair market of options granted                    $3.11               $4.11
-------------------------------------------------------------------------------

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

                                                          Three months ended
                                                               March 31,
                                                       ------------------------
(In thousands)                                            2004          2003
                                                       ----------    ----------

Net income                                             $    2,074    $    2,095
Other comprehensive income (loss):
  Holding gain (loss) arising during period                 1,694          (622)
  Reclassification adjustment, net of tax                       5           109
                                                       ----------    ----------
                                                            1,699          (513)
                                                       ----------    ----------

Total comprehensive income                             $    3,773    $    1,582
                                                       ==========    ==========


NOTE E - EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three month period ended March 31, 2004 and 2003 is reconciled as follows:

                                                  Three months ended March 31,
                                                  ---------------------------
(In thousands except earnings per share)              2004           2003
                                                  ------------   ------------

Calculation of Basic Earnings Per Share

Numerator - net income                            $      2,074   $      2,095
Denominator - weighted average common
     shares outstanding                                  6,504          6,937
                                                  ------------   ------------

Basic Earnings Per Share                          $       0.32   $       0.30
                                                  ============   ============

Calculation of Diluted Earnings Per Share

Numerator - net income                            $      2,074   $      2,095
Denominator - weighted average common
    Shares outstanding                                   6,504          6,937
    Dilutive effect of outstanding options                 393            303
                                                  ------------   ------------
                                                         6,897          7,240
                                                  ------------   ------------

Diluted Earnings Per Share                        $       0.30   $       0.29
                                                  ============   ============

NOTE F - PENSION PLAN BENEFITS

         The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured and unfunded. Components of net periodic benefit cost for the Company's supplemental nonqualified defined benefit plans for the three months ended March 31, 2004 and 2003 are presented in the following table.

                                                           Pension Benefits
                                                       ------------------------
      (In thousands)                                      2004          2003
                                                       ----------    ----------
      Components of Net Periodic Cost:
         Service Cost                                  $       71    $       49
         Interest Cost                                         43            41
         Amortization of Unrecognized Net Transition
           (Asset) Obligation                                   6             6
         Amortization of prior service cost                     8             8
         Recognized actuarial gain                                           (2)
                                                       ----------    ----------
      Total Components of Net Periodic Cost            $      128    $      102
                                                       ==========    ==========

NOTE G - SUBSIDIARY MERGER

         On January 1, 2004, the Company consummated the merger of its two subsidiary banks. Six Rivers Bank was merged with and into North Valley Bank with North Valley Bank as the surviving institution. The transaction was accounted for as a combination of entities under common control similar to a pooling of interests. Accordingly, all amounts related solely to North Valley Bank have been restated to reflect the combination as if it had occurred at the beginning of the periods presented. Former branches of Six Rivers Bank continues to operate as Six Rivers Bank, a division of North Valley Bank. (For purposes herein, "NVB" shall refer to North Valley Bank including the former branches of SRB and "SRB" will refer to the former branches and operations of SRB.) As a result of the reorganization, management no longer makes operating decisions and assesses performance based on the separate results and activities of North Valley Bank and its division, Six Rivers Bank. Therefore, information previously disclosed on the operating performance of the Company's operating segments is no longer meaningful.

NOTE H - SUBSEQUENT EVENTS

         On May 5, 2004, the Company and Woodland, California-based Yolo Community Bank, announced jointly the signing of an Agreement and Plan of Reorganization and Merger on April 23, 2004 whereby North Valley Bancorp will acquire Yolo Community Bank. Under the terms of the merger agreement, Yolo Community Bank shareholders will receive $9.5 million in cash and 741,700 shares of NOVB common stock in exchange for their Yolo shares. Based upon NOVB's closing price of $17.09 as of April 23, 2004, the transaction is currently valued at approximately $23.4 million for the $105 million-asset Yolo Community Bank. The definitive agreement was unanimously approved by the Board of Directors of both companies. Consummation of the transaction is subject to regulatory approvals and the approval by the shareholders of Yolo Community Bank. The transaction is expected to close in the third quarter of 2004.

         On May 5, 2004, the Company, through its newly formed subsidiary, North Valley Capital Trust III is issuing 5,000 Trust Preferred Securities with a liquidation value of $1,000 for gross proceeds of $5,000,000. The entire proceeds of the issuance will be invested by North Valley Capital Trust III in $5,000,000 aggregate principal amount of 3.97% subordinated debentures due in 2034 issued by the Company. The Subordinated Debentures III mature in 2034, bear an initial interest rate of 3.97%, payable quarterly, and are redeemable by the Company at par beginning on or after May 5, 2009, plus any accrued and unpaid interest to the redemption date.

Under applicable regulatory guidelines, substantially all of the Trust Preferred Securities are expected to qualify as Tier I capital.

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

Allowance for Loan and Lease Losses

         The allowance for loan and lease losses is an estimate of the losses that may be sustained in our loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accountings Standards (SFAS) No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable; and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued on impaired loans (as defined) based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Stock Based Compensation

         The Company has three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan, which are described more fully in Notes 1 and 14 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income under the Employee Plan, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in the financial statements for the Director Plans over the vesting period for the difference between the fair value of the shares at the date of the grant and the exercise price, which is equal to 85% of the fair value at the date of the grant.

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

Earnings Summary
----------------

                                                   Three months ended March 31,
                                                   ----------------------------
(In thousands except per share amounts)                2004            2003
                                                   ------------    ------------

Net interest income                                $      7,044    $      7,110
Provision for loan and lease losses
Noninterest income                                        2,461           2,720
Noninterest expense                                       6,590           6,696
Provision for income taxes                                  841           1,039
                                                   ------------    ------------
Net income                                         $      2,074    $      2,095
                                                   ============    ============

Earnings Per Share
    Basic                                          $       0.32    $       0.30
    Diluted                                        $       0.30    $       0.29

Annualized Return on Average Assets                        1.17%           1.28%
Annualized Return on Average Equity                       17.75%          16.85%

         The Company's consolidated net income for the three months ended March 31, 2004 was $2,074,000, or $0.30 per diluted share, compared to $2,095,000, or
$0.29 diluted earnings per share for the same period in 2003. Although net income decreased slightly, diluted earnings per share increased by $.01 due to stock repurchases in 2003. Return on average assets was 1.17% and return on average equity was 17.75% for the three months ended March 31, 2004 compared to the 1.28% and 16.85% achieved, respectively, for the same period in 2003.

         For the three months ended March 31, 2004 and 2003, the Company took no provision for loan and lease losses. The fact that no provision has been taken in either period is due to the results of the Company's analysis for measuring the adequacy of the allowance for loan and lease losses. Factors include size and mix of loan portfolio, non-performing loan levels, charge-off/recovery activity and other qualitative factors including economic activity. Management believes that the current level of allowance for loan and lease losses as of March 31, 2004 of $6,419,000 or 1.58% of total loans and leases is adequate at this time. The allowance for loan and lease losses was 6,493,000 or 1.71% of total loans and leases at December 31, 2003. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses" on page 19.

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

          The following table is a summary of the Company's net interest income, presented on a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning assets, for the periods indicated:

                                                    Three months ended March 31,
                                                    ---------------------------
(In thousands)                                          2004           2003
                                                    ------------   ------------
Interest income                                     $      8,846   $      9,192
Less: Interest expense                                     1,802          2,082
FTE adjustment                                               165            183
                                                    ------------   ------------
Net interest income (FTE)                           $      7,209   $      7,293
                                                    ============   ============

         Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The decrease in net interest income (FTE) for the three -month period ended March 31, 2004 resulted primarily from lower average total loan volumes coupled with lower overall yields on earning assets partially offset by a decrease in interest expense. Management has been proactive in attempting to manage the Company's net interest margin, that is, trying to maximize current net interest income without placing an undue risk on future earnings. This has thus far resulted in a decrease in the net interest margin in the short term but for the long-term, has positioned the Company well for any further changes in interest rates. Management made the strategic decision late in 2002 to sell all fixed rate mortgages originated by the Company due to the overall low level of interest rates and the additional interest rate risk the Company would take on by maintaining these loans within the loan portfolio. While this strategy has decreased the current net interest margin of the Company, it has also positioned the Company to take advantage of future changes in interest rates. In light of slightly higher mortgage loan rates and decreased production, at the end of 2003, the Company reverted back to holding all loans originated in the loan portfolio.

         While average interest earning assets for the three months ended March 31, 2004 increased by $67,686,000 or 11.7% from the same period last year, yields on average earning assets decreased 95 basis points from 6.54% to 5.59%. Most of the yield decrease is due to the change in the mix of earning assets from loans to lower-yielding investments and fed funds. Average interest bearing liabilities increased by $42,206,000 or 8.6% for the three months ended March 31, 2004 compared to the same period in 2003 while the average rate paid on those liabilities decreased 36 basis points from 1.72% to 1.36%. The Company's net interest margin (FTE) decreased from 5.09% for the three month period ended March 31, 2003 to 4.47% for the same period ended March 31, 2004.

          The following table is a summary of the Company's net interest margin
(FTE) for the periods indicated:

                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                        2004               2003
                                                       -----              -----
Yield on earning assets                                5.59%              6.54%
Rate paid on interest-bearing liabilities              1.36%              1.72%
                                                       -----              -----
  Net interest spread                                  4.23%              4.82%
                                                       =====              =====
  Net interest margin                                  4.47%              5.09%
                                                       =====              =====

Noninterest Income
------------------

         The following table is a summary of the Company's noninterest income for the periods indicated:

                                                    Three months ended March 31,
Noninterest Income                                  ---------------------------
  (In thousands)                                        2004           2003
                                                    ------------   ------------

  Service charges on deposit accounts               $      1,372   $      1,290
  Other fees and charges                                     535            455
  Gain on sale of loans                                                     204
  Gain on sale or calls of securities                          8            151
  Other                                                      546            620
                                                    ------------   ------------
Total noninterest income                            $      2,461   $      2,720
                                                    ============   ============

         Non-interest income decreased from $2,720,000 for the three months ended March 31, 2003 to $2,461,000 for the same period in 2004. Service charges on deposits increased $82,000 from the three months ended March 31, 2003 to the same period in 2004. Other fees and charges also increased from $455,000 in the first quarter of 2003 to $535,000 for the same period in 2004. These increases were due to normal growth in deposit accounts. The Company recorded $204,000 in gains on sales of mortgages and $151,000 in gains on sales of securities for the three months ended March 31, 2003 compared to $8,000 in gains on calls of securities for the same period in 2004. Please see the paragraph below for a discussion of mortgage loan sales. Other income decreased from $620,000 for the three months ended March 31, 2003 to $546,000 for the same period in 2004. The decrease in other income was primarily due to a decrease on the rate of earnings on the cash surrender value of life insurance holdings.

         During the fourth quarter of 2002, the Company began to sell new production conforming first trust deed mortgage loans into the secondary market and retaining the servicing on these loans. This was part of a strategy to maintain a shorter duration within the loan portfolio due to the historically low interest rate environment and maintain a diverse product mix within the loan portfolio. While this strategy has reduced the overall yield on earning assets in the near-term, the benefit is that when rates do start to move back up, the Company will be in a better position to respond to rate changes and maintain a consistent net interest margin. As of December 31, 2003, the Company reverted back to holding all loans originated within the loan portfolio.

Noninterest Expense
-------------------

         The following table is a summary of the Company's noninterest expense for the periods indicated:

                                                    Three months Ended March 31,
                                                    ---------------------------
(In thousands)                                          2004           2003
                                                    ------------   ------------

Salaries & employee benefits                        $      3,421   $      3,312
Equipment expense                                            572            749
Occupancy expense                                            430            402
Marketing                                                    211            198
Data processing expenses                                     138             37
ATM expense                                                  203            249
Printing & supplies                                          125            163
Postage                                                      126            130
Messenger expense                                             85             69
Professional services                                        206            242
Other                                                      1,073          1,145
                                                    ------------   ------------
     Total Noninterest expense                      $      6,590   $      6,696
                                                    ============   ============

         Noninterest expense totaled $6,590,000 for the three months ended March 31, 2004, compared to $6,696,000 for the same period in 2003. This represents a reduction of $106,000 or 1.6% and also represents the third consecutive quarter in which noninterest expense has decreased. Salaries and benefits increased by $109,000 or 3.3% to $3,421,000 for the three months ended March 31, 2004 compared to $3,312,000 for the same period in 2003. The increase in salary expense was due to merit increases partially offset by selective staff reductions. Equipment expense decreased from $749,000 in 2003 to $572,000 in 2004 primarily due to additional expenses associated with the Company's new core operating system immediately after the system conversion in late 2002. Most other expense categories for the three months ended March 31, 2004 experienced relatively small decreases or increases from the same respective periods in 2003 with the exception of other expense. The Company's ratio of noninterest expense to average assets was 3.71% for the quarter ended March 31, 2004 compared to 4.10% for the same period in 2003.

Income Taxes
------------

         The provision for income taxes for the three months ended March 31, 2004 was $841,000 as compared to $1,039,000 for the same period in 2003. The effective income tax rate for state and federal income taxes was 28.9% for the three months ended March 31, 2004 compared to 33.2% for the same period in 2003. The decrease in the effective rate for 2004 is due to a slightly lower revenue base as well as an increase in investments that are exempt from federal taxes. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company's investment in municipal securities, FNMA Preferred Stock, and life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives special tax benefits from the State of California Franchise Tax Board for operating and providing loans in designated `Enterprise Zones'.

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

         At March 31, 2004, the recorded investment in loans and leases for which impairment had been recognized was approximately $1,514,000. Of the 2004 balance, approximately $419,000 has a related valuation allowance of $ 210,000. For the year ended December 31, 2003, the average recorded investment in loans and leases for which impairment had been recognized was approximately $1,515,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $5,000 for cash payments received in 2004.

         At December 31, 2003, the recorded investment in loans and leases for which impairment had been recognized was approximately $1,636,000. Of the 2003 balance, approximately $535,000 has a related valuation allowance of $267,000. For the year ended December 31, 2003, the average recorded investment in loans and leases for which impairment had been recognized was approximately $1,515,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $51,000 for cash payments received in 2003.

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

         Non-performing assets at March 31, 2004, and December 31, 2003, are summarized as follows:

                                                                  March 31,     December 31,
                                                                    2004            2003
                                                                ------------    ------------
Nonaccrual loans and leases                                     $      1,469    $      1,615
Loans and leases 90 days past due and still accruing interest          1,795           1,395
                                                                ------------    ------------

Total nonperforming loans and leases                                   3,264           3,010
Other real estate                                                        115
                                                                ------------    ------------

Total nonperforming assets                                      $      3,379    $      3,010
                                                                ============    ============

Nonaccrual loans and leases to total gross loans and                    0.36%           0.43%
leases
Nonperforming loans and leases to total gross loans and                 0.80%           0.79%
leases
Total nonperforming assets to total assets                              0.46%           0.44%

Allowance for Loan and Lease Losses
-----------------------------------

         A summary of the allowance for loan and lease losses at March 31, 2004 and March 31, 2003 is as follows:

                                                         March 31,       March 31,
(In thousands)                                             2004            2003
                                                       ------------    ------------
Balance beginning of period                            $      6,493    $      6,723
Provision for loan and lease losses
Net charge-offs (recoveries)                                     74            (155)
                                                       ------------    ------------

Balance end of period                                  $      6,419    $      6,878
                                                       ============    ============

Allowance for loan and lease losses to nonperforming         196.66%         219.32%
loans and leases
Allowance for loan and lease losses to total gross             1.58%           1.62%
loans and leases
Ratio of net charge-offs to average loans and leases           0.08%          (0.16)%
outstanding (annualized)

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

                  The formula allowance is adjusted for qualitative factors that are based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated in connection with the unallocated allowance at March 31, 2004 included the following, which existed at the balance sheet date:

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

         The $6,419,000 in formula and specific allowances reflects management's estimate of the inherent loss in various pools or segments in the portfolio, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio. In management's opinion, the level of formula allowance is consistent from 2003 to 2004.

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

Liquidity
---------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $23,000,000 as of March 31, 2004 were available to provide liquidity. The Company has a revolving, unsecured line of credit for $3,000,000 with a correspondent bank as of March 31, 2004. In addition, NVB is a member of the Federal Home Loan Bank ("FHLB") System providing additional borrowing capacity of $96,465,000 secured by certain loans and investment securities as of March 31, 2004. The Company also has a line of credit with Federal Reserve Bank of San Francisco ("FRB") of $3,928,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of March 31, 2004, borrowings consisted of $7,500,000 in medium-term FHLB advances, long-term borrowings of $37,681,000 were outstanding with the FHLB, $202,000 was outstanding with the FRB under the Treasury, Tax, and Loan program, $2,000,000 in overnight Fed funds purchased and $16,496,000 was outstanding in the form of subordinated debt issued by the Company.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $277,088,000 and $252,146,000 (or 38.0% and 37.2% of total assets) at March 31, 2004 and December 31, 2003, respectively. The increase in liquid assets is due to growth in deposits and a decrease in total loans outstanding. As previously discussed, this is due to the strategy of selling all new fixed-rate mortgages.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $559,663,000 and $546,866,000 at March 31, 2004 and December 31, 2003, respectively.

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

         The hypothetical impact of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. This exercise is valuable in identifying risk exposures. The results for the Company's most recent simulation analysis indicate that the Company's net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of December 31, 2003.

         For this simulation analysis, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk.

Financial Condition as of March 31, 2004 As Compared to December 31, 2003
-------------------------------------------------------------------------

         Total assets at March 31, 2004, were $729,586,000, compared to December 31, 2003 assets of $677,693,000. Investment securities and federal funds sold grew to $241,450,000 at March 31, 2004, compared to $224,010,000 at December 31,
2003. These changes were the result of management's decision in January 2004 to leverage the Company's capital. Specifically, the Company took out $37.5million in Federal Home Loan Bank advances with varying maturity dates and invested the proceeds in a combination of ten- and fifteen-year mortgage backed securities. The transaction is designed to increase net interest income while not adding any significant interest rate risk and was also executed while the U.S. Treasury yield curve was historically quite steep which makes this transaction more attractive.

         Net loans and leases, the Company's major component of earning assets, increased during the first three months of 2004 to $400,261,000 at March 31, 2004 from $372,660,000 at December 31, 2003. The Company's average loan to deposit ratio was 68.5% for the year ended December 31, 2003 and 58.6% for the three months ended March 31, 2004.

         Total deposits increased to $608,638,000 at March 31, 2004 compared to $598,314,000 at December 31, 2003 driven by an increase in noninterest-bearing checking, interest-bearing checking, and savings collectively, of $17,117,000 and a decrease in time deposits of $6,793,000. The decrease in time deposits is mainly due to the low rate environment in which customers are more inclined to keep their deposits in shorter duration deposit products. The increase in demand and interest bearing demand balances is attributed to the success of the "Positively Free Checking" program. This change in the deposit mix from December 31, 2003 has had a positive effect on the Company's cost of funds (excluding non-interest checking), which was reduced from 1.72% for the three months ended March 31, 2003 to 1.36% for the same period in 2004.

         The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company's ability to earn a high rate of return on stockholders' equity (ROE). Stockholders' equity increased to $49,592,000 as of March 31, 2004, as compared to $46,053,000 at December 31, 2003. The increase was primarily due to net income of $2,074,000 offset by cash dividends paid out in the amount of $653,000. Under current regulations, management believes that the Company meets all capital adequacy requirements and the Company's subsidiary bank was considered well capitalized at March 31, 2004.

         The Company's and the Banks capital amounts and risk-based capital ratios are presented below.

                                                                                      To Be Well Capitalized
    (In thousands)                                                For Capital        Under Prompt Corrective
                                           Actual              Adequacy Purposes        Action Provisions
                                    ---------------------    ---------------------    ---------------------
                                                             Minimum        Minimum    Minimum       Minimum
                                      Amount        Ratio     Amount         Ratio      Amount        Ratio
    Company
    As of March 31, 2004:
      Total capital
        (to risk weighted assets)   $  67,677       13.40%   $  40,394        8.00%         N/A         N/A
      Tier I capital
        (to risk weighted assets)   $  61,274       12.14%   $  20,197        4.00%         N/A         N/A
      Tier I capital
        (to average assets)         $  61,274        8.68%   $  28,233        4.00%         N/A         N/A
    As of December 31, 2003:
      Total capital
        (to risk weighted assets)   $  65,059       13.77%   $  37,797        8.00%         N/A         N/A
      Tier I capital
        (to risk weighted assets)   $  58,310       12.34%   $  18,899        4.00%         N/A         N/A
      Tier I capital
        (to average assets)         $  58,310        8.49%   $  27,471        4.00%         N/A         N/A

    North Valley Bank
    As of March 31, 2004:
      Total capital
        (to risk weighted assets)   $  63,822       12.69%   $  40,234        8.00%   $  50,293       10.00%
      Tier I capital
        (to risk weighted assets)   $  57,534       11.44%   $  20,117        4.00%   $  30,176        6.00%
      Tier I capital
        (to average assets)         $  57,534        8.15%   $  28,322        4.00%   $  35,403        5.00%
    As of December 31, 2003:
      Total capital
        (to risk weighted assets)   $  63,694       13.58%   $  37,523        8.00%   $  46,904       10.00%
      Tier I capital
        (to risk weighted assets)   $  58,135       12.39%   $  18,761        4.00%   $  28,142        6.00%
      Tier I capital
        (to average assets)         $  58,135        8.50%   $  27,359        4.00%   $  34,199        5.00%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         In Management's opinion there has not been a material change in the Company's market risk profile for the three months ended March 31, 2004 compared to December 31, 2003. Please see discussion under the caption "Interest Rate Sensitivity".

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

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

         Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         Issuer Purchases of Equity Securities

        Period                            Total Number of    Average Price      Number of Shares    Maximum number
        ------                            Shares Purchased   Paid per Share     Purchased as Part   of Shares that May
                                          ----------------   --------------     of Publicly         Yet Be Purchased
                                                                                Announced Plans     Under the Plans
                                                                                or Programs         or Programs
                                                                                -----------------   ------------------
        January 1 thru 31, 2004                                                                     10,454
        February 1 thru 29, 2004                                                                    10,454
        March 1 thru March 31, 2004                                                                 10,454

         The above repurchase program - announced on July 28, 2003 - is the seventh such plan announced by the Company since May of 2001. The program calls for the repurchase of up to 3.0% of the Company's outstanding shares, or 199,154 shares. The repurchases will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under this program will be retired. The number, price and timing of the repurchases shall be at the Company's sole discretion and the program may be re-evaluated depending on market conditions, liquidity needs or other factors. The Board of Directors, based on such re-evaluations, may suspend, terminate, modify or cancel the program at any time without notice. No shares were repurchased during the first quarter of 2004.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit 4(e) - North Valley Capital Trust II - Amended & Restated Declaration of Trust dated April 10, 2003

              Exhibit 4(f) - North Valley Capital Trust II - Indenture dated April 10, 2003

              Exhibit 4(g) - North Valley Capital Trust II - Guarantee Agreement dated April 10, 2003

              Exhibit 14 - The Board of Directors Corporate Governance Code of Ethics

              Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications
                  Exhibit 31.1 - CEO Rule 13a-14(a)/15d-14(a) Certifications
                  Exhibit 31.2 - CFO Rule 13a-14(a)/15d-14(a) Certifications

              Exhibit 32 - Section 1350 Certifications - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with Respect to the North Valley Bancorp Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004


         (b)  Reports on Form 8-K during the quarter ended March 31, 2004:

              Filed January 22, 2004 - First Quarter Earnings Announcement
              Filed February 27, 2004 - Cash Dividend Announcement
              Filed March 11, 2004 - Press Release - North Valley Bancorp to
                attend Sandler O'Neill West Coast Financial Services Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
--------------------
(Registrant)

Date      May 10, 2004
          ------------

By:

/s/ MICHAEL J. CUSHMAN
--------------------------------------------------
Michael J. Cushman
President & Chief Executive Officer

/s/ EDWARD J. CZAJKA
--------------------------------------------------
Edward J. Czajka
Executive Vice President & Chief Financial Officer