Form 10-Q
period 2004-06-30
NORTH VALLEY BANCORP
filed 2004-08-09
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 2004.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From __________ to
     __________.

                         Commission file number 0-10652
                                                -------

                              NORTH VALLEY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        California                                                   94-2751350
---------------------------                                        -------------
State or other jurisdiction                                        (IRS Employer
    of incorporation or                                              ID Number)
      organization)


  300 Park Marina Circle, Redding, CA                                    96002
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip code)


Registrant's telephone number, including area code: (530) 226-2900
                                                    --------------


     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


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

Common Stock -- 6,530,002 shares as of August 5, 2004.

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets--June 30, 2004 and December 31, 2003

          Condensed Consolidated Statements of Income--For the Six months Ended June 30, 2004 and 2003

          Condensed Consolidated Statements of Cash Flows--For the Six months Ended June 30, 2004 and 2003

          Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Item 4.   Controls and Procedures


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES
----------

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands except share amounts)

                                                            June 30,     December 31,
                                                              2004           2003
                                                            ---------    ------------

ASSETS
Cash and due from banks                                     $  35,718    $     28,013
Federal funds sold                                             18,665          31,510
                                                            ---------    ------------
    Total cash and cash equivalents                            54,383          59,523

Interest-bearing deposits in other financial institutions         500             123
Investment securities:
  Available for sale, at fair value                           212,241         191,045
  Held to maturity, at amortized cost                           1,455           1,455

Loans and leases, net of allowance for loan and lease
  losses of $6,177 and $6,493 at June 30, 2004 and
  December 31, 2003                                           409,988         372,660
Premises and equipment, net of accumulated
  depreciation and amortization                                12,636          12,699
Other real estate                                                 465
FHLB and FRB stock and other securities                         3,496           2,991
Core deposit and other intangibles, net                         2,019           2,272
Accrued interest receivable & other assets                     37,200          34,925
                                                            ---------    ------------
TOTAL ASSETS                                                $ 734,383    $    677,693
                                                            =========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing demand                                $ 135,954    $    118,678
  Interest-bearing                                            480,710         479,636
                                                            ---------    ------------
    Total deposits                                            616,664         598,314
Other borrowed funds                                           42,263           9,459
Accrued interest and other liabilities                          7,199           7,371
Subordinated debentures                                        21,651          16,496
                                                            ---------    ------------
Total liabilities                                             687,777         631,640
                                                            ---------    ------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value: authorized 5,000,000
  shares; none outstanding
Common stock, no par value:  authorized 20,000,000
  shares, outstanding 6,527,435 and 6,488,073 at
  June 30, 2004 and December 31, 2003                          23,969          23,406
Retained earnings                                              25,545          22,795
Accumulated other comprehensive loss, net of tax               (2,908)           (148)
                                                            ---------    ------------
Total stockholders' equity                                     46,606          46,053
                                                            ---------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 734,383    $    677,693
                                                            =========    ============

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands except per share amounts)

                                                      For the six        For the three
                                                      months ended       months ended
                                                        June 30,           June 30,
                                                   -----------------   -----------------
                                                    2004      2003       2004     2003
                                                   -------   -------   -------   -------

INTEREST INCOME:
Loans and leases including fees                    $13,238   $15,149   $ 6,745   $ 7,465
Securities:
  Taxable                                            3,637     1,948     1,754       902
  Exempt from federal taxes                            968       668       561       314
Federal funds sold                                      78       279        15       171
                                                   -------   -------   -------   -------
  Total interest income                             17,921    18,044     9,075     8,852
                                                   -------   -------   -------   -------

INTEREST EXPENSE:
Deposits                                             2,228     2,994     1,087     1,398
Subordinated debentures                                740       613       386       357
Other borrowings                                       655       419       348       189
                                                   -------   -------   -------   -------
  Total interest expense                             3,623     4,026     1,821     1,944
                                                   -------   -------   -------   -------

NET INTEREST INCOME                                 14,298    14,018     7,254     6,908

PROVISION FOR LOAN AND LEASE LOSSES                     --        --        --        --
                                                   -------   -------   -------   -------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                         14,298    14,018     7,254     6,908

NONINTEREST INCOME:
  Service charges on deposit accounts                2,566     2,426     1,194     1,136
  Other fees and charges                             1,099     1,062       564       607
  Gain on sale of loans                                  4     1,072         4       868
  Gain on sales or calls of securities                  22       156        14         5
  Other                                              1,020     1,158       474       538
                                                   -------   -------   -------   -------
    Total noninterest income                         4,711     5,874     2,250     3,154
                                                   -------   -------   -------   -------

NONINTEREST EXPENSES:
  Salaries and employee benefits                     6,893     6,677     3,472     3,365
  Occupancy                                            884       836       454       434
  Equipment                                          1,084     1,360       512       611
  Other                                              4,389     4,772     2,222     2,539
                                                   -------   -------   -------   -------
    Total noninterest expenses                      13,250    13,645     6,660     6,949
                                                   -------   -------   -------   -------

INCOME BEFORE PROVISION FOR INCOME TAXES             5,759     6,247     2,844     3,113

PROVISION FOR INCOME TAXES                           1,703     2,016       862       977
                                                   -------   -------   -------   -------

NET INCOME                                         $ 4,056   $ 4,231   $ 1,982   $ 2,136
                                                   =======   =======   =======   =======

EARNINGS PER SHARE:
  Basic                                            $  0.62   $  0.62   $  0.30   $  0.31
                                                   =======   =======   =======   =======
  Diluted                                          $  0.59   $  0.59   $  0.29   $  0.30
                                                   =======   =======   =======   =======

See notes to condensed consolidated financial statements (unaudited)

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                      For the six months
                                                                        ended June 30,
                                                                    ----------------------
                                                                      2004         2003
                                                                    ---------    ---------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                        $   4,056    $   4,232
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                         939        1,171
    Amortization of premium on securities                                  41          265
    Amortization of core deposit and other intangibles                    253          248
    Gain on sale of premises and equipment                                (13)
    Gain on sale or calls of securities                                   (22)        (156)
    Gain on sale of loans                                                  (4)      (1,072)
    Effect of changes in:
      Accrued interest receivable                                        (158)         273
      Other assets                                                       (192)        (446)
      Accrued interest and other liabilities                              (84)        (762)
                                                                    ---------    ---------
        Net cash provided by operating activities                       4,816        3,753
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of other real estate owned                                         27
  Net changes in FHLB and FRB stock and other securities                 (505)         (50)
  Purchases of available for sale securities                          (54,752)     (77,021)
  Proceeds from sales of available for sale securities                               4,344
  Proceeds from maturities/calls of available for sale securities      28,852       41,465
  Net (increase) decrease in interest-bearing deposits at
    financial institutions                                               (377)         220
  Proceeds from sales of loans                                                      52,932
  Net (increase) decrease in loans and leases                         (37,789)       5,306
  Purchases of premises and equipment, net                               (863)        (645)
                                                                    ---------    ---------
    Net cash (used in) provided by investing activities               (65,434)      26,578
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                             18,350       32,654
  Proceeds from issuance of subordinated debentures                     5,155        6,186
  Net increase (decrease) in Federal funds purchased and
    other borrowed funds                                               32,804      (12,402)
  Cash dividends paid                                                  (1,306)      (1,363)
  Repurchase of common stock                                                        (4,321)
  Cash received for stock options exercised                               400          232
  Compensation expense on stock options/grants                             75          100
                                                                    ---------    ---------
    Net cash provided by financing activities                          55,478       21,086
                                                                    ---------    ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (5,140)      51,417
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           59,523       55,300
                                                                    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  54,383    $ 106,717
                                                                    =========    =========

ADDITIONAL INFORMATION:
  Cash paid during the period for:
    Interest                                                        $   3,161    $   4,163
                                                                    =========    =========
    Income taxes                                                    $   2,025    $   2,190
                                                                    =========    =========

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2004.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (North Valley Bank ("NVB"), including Six Rivers Bank ("SRB"), a division of North Valley Bank, North Valley Trading Company, which is inactive, and Bank Processing, Inc. ("BPI"). Significant intercompany items and transactions have been eliminated in consolidation. North Valley Capital Trust I, North Valley Capital Trust II and North Valley Capital Trust III are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities.

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


NOTE B - INVESTMENT SECURITIES

         At June 30, 2004 and December 31, 2003, the amortized cost of securities and their approximate fair value were as follows:

(In thousands)                                                 Gross          Gross           Carrying
                                               Amortized     Unrealized     Unrealized         Amount
Available for sale securities:                   Cost          Gains          Losses        (Fair Value)
-----------------------------                  ---------     ----------     ----------      -----------

June 30, 2004
-------------
  Securities of U.S. government
    agencies and corporations                  $  10,458     $        3     $     (113)     $    10,348
  Obligations of states and political
    subdivisions                                  25,891            581           (691)          25,781
  Mortgage backed securities                     164,782            143         (4,189)         160,736
  Corporate securities                             3,013            169                           3,182
  Other securities                                13,128             42           (976)          12,194
                                               --------------------------------------------------------
                                               $ 217,272     $      938      $  (5,969)     $   212,241
                                               ========================================================

December 31, 2003
-----------------
  Securities of U.S. government
    agencies and corporations                  $  12,574     $       73      $     (14)     $    12,633
  Obligations of states and political
    subdivisions                                  25,903          1,133            (94)          26,942
  Mortgage backed securities                     133,760            424         (1,408)         132,776
  Corporate securities                             6,027            273            (26)           6,274
  Other securities                                13,127             27           (734)          12,420
                                               --------------------------------------------------------
                                               $ 191,391    $     1,930      $  (2,276)     $   191,045
                                               ========================================================

                                               Carrying
                                                Amount         Gross           Gross
                                              (Amortized     Unrealized      Unrealized
Held to maturity securities:                     Cost)         Gains           Losses       Fair Value
---------------------------                   ----------     ----------      -----------    ----------

June 30, 2004
-------------
  Obligation of states and political
    Subdivisions                               $   1,455     $      286      $     --       $    1,741
                                               =========     ==========      ========       ==========


                                               Carrying
                                                Amount         Gross           Gross
                                              (Amortized     Unrealized      Unrealized
Held to maturity securities:                     Cost)         Gains           Losses       Fair Value
----------------------------                  ----------     ----------      -----------    ----------

December 31, 2003
-----------------
  Obligation of states and political
    Subdivisions                               $   1,455     $      376      $       --     $    1,831
                                               =========     ==========      ==========     ==========

         Gross realized gains on sales or calls of available for sale securities were $22,000 and $170,000 for the six months ended June 30, 2004 and 2003. There were no gross realized losses on sales or calls of available for sale securities for the six months ended June 30, 2004. Gross realized losses on sales or calls of available for sale securities were $14,000 for the six months ended June 30, 2003.

         There were no sales or transfers of held to maturity securities for the six months ended June 30, 2004 and 2003.

         At June 30, 2004 and December 31, 2003, securities having fair value amounts of approximately $131,164,000 and $65,031,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

NOTE C - STOCK-BASED COMPENSATION

         At June 30, 2004, the Company has three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income under the Employee Plan, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in the financial statements for the Director Plans for the difference between the fair value of the options at the date of the grant and the exercise price at 85% of the fair value.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. Pro forma adjustments to the Company's net earnings and earnings per share are disclosed during the years in which the options become vested.

                                                                  Six months ended      Three months ended
                                                                      June 30,              June 30,
                                                                 ------------------    --------------------
(in thousands except per share data)                               2004      2003        2004        2003
                                                                 -------    -------    -------      -------

Net income, as reported                                          $ 4,056    $ 4,231    $ 1,982      $ 2,136
Add: total stock-based compensation expense included in net
     Income, net of tax                                               44         60         23           30
Deduct: total stock-based compensation expense
        Determined under the fair value based method for all
        awards, net of related tax effects                          (139)      (182)       (70)         (92)
                                                                 -------    -------    -------      -------
Net income, pro forma                                            $ 3,961    $ 4,109    $ 1,935      $ 2,074

Basic earnings per common share:
  As reported                                                    $  0.62    $  0.62    $  0.30      $  0.31
  Pro forma                                                      $  0.61    $  0.60    $  0.30      $  0.30

Diluted earnings per common and equivalent share:
  As reported                                                    $  0.59    $  0.59    $  0.29      $  0.30
  Pro forma                                                      $  0.58    $  0.57    $  0.28      $  0.29

-----------------------------------------------------------------------------------------------------------

         The fair value of each option granted during the periods presented is estimated on the date of grant using an option-pricing model with the following assumptions:

                                                     Six months ended June 30,
                                                     -------------------------
                                                       2004             2003
                                                      ------           -------
Dividend yield                                         2.74%            3.10%

Expected volatility                                   16.21%           17.15%

Risk-Free interest rate                                5.00%            5.00%

Expected option life                                  7 years          7 years

------------------------------------------------------------------------------

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

                                              Six months ended      Three months ended
                                                  June 30,              June 30,
                                             ------------------    --------------------
(in thousands)                                 2004      2003        2004        2003
                                             -------    -------    -------      -------

Net income                                   $ 4,056    $ 4,231    $ 1,982      $ 2,136
Other comprehensive income:
  Holding loss arising during period          (2,772)      (656)    (4,468)         (35)
  Reclassification adjustment, net of tax         12        112          9            4
                                             -------    -------    -------      -------
                                              (2,760)      (544)    (4,459)         (31)

Total comprehensive income (loss)            $ 1,296    $ 3,687   $ (2,477)     $ 2,105
                                             ========   =======   ========      =======


NOTE E - EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the six month and three month period ended June 30, 2004 and 2003 is reconciled as follows:

                                                 Six months       Three months
                                               ended June 30,     ended June 30,
                                               ---------------   ---------------
(In thousands except earnings per share)        2004     2003     2004     2003
                                               ------   ------   ------   ------

Calculation of Basic Earnings Per Share

Numerator - net income                         $4,056   $4,231   $1,982   $2,136
Denominator - weighted average common
  shares outstanding                            6,519    6,872    6,525    6,807
                                               ------   ------   ------   ------
Basic Earnings Per Share                       $ 0.62   $ 0.62   $ 0.30   $ 0.31
                                               ======   ======   ======   ======


Calculation of Diluted Earnings Per Share

Numerator - net income                         $4,056   $4,231   $1,982   $2,136
Denominator - weighted average common
  shares outstanding                            6,519    6,872    6,525    6,807
  Dilutive effect of outstanding options          259      347      382      392
                                               ------   ------   ------   ------
                                                6,778    7,219    6,907    7,199
                                               ------   ------   ------   ------
Diluted Earnings Per Share                     $ 0.59   $ 0.59   $ 0.29   $ 0.30
                                               ======   ======   ======   ======

NOTE F - PENSION PLAN BENEFITS

         The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured and unfunded. Components of net periodic benefit cost for the Company's supplemental nonqualified defined benefit plans for the six and three months ended June 30, 2004 and 2003 are presented in the following table.

Pension Benefits
----------------

                                                           Six months ended               Three months ended
                                                               June 30,                        June 30,
                                                        -----------------------         ----------------------
(in thousands except per share amounts)                  2004            2003            2004            2003
                                                        -------         -------         ------          ------

Components of Net Periodic Cost:
  Service cost                                          $   130         $   114         $   59          $   65
  Interest cost                                              86              82             43              41
  Amortization of unrecognized net transition
    obligation                                               12              12              6               6
  Amortization of prior service cost                         16              16              8               8
  Recognized net actuarial gain                                              (4)                            (2)
                                                        -------         -------        -------         -------
Total Components of Net Periodic Cost                   $   244         $   220        $   116         $   118
                                                        =======         =======        =======         =======

NOTE G - SUBSIDIARY MERGER

         On January 1, 2004, the Company consummated the merger of its two subsidiary banks. Six Rivers Bank was merged with and into North Valley Bank with North Valley Bank as the surviving institution. The transaction was accounted for as a combination of entities under common control similar to a pooling of interests. Accordingly, all amounts related solely to North Valley Bank have been restated to reflect the combination as if it had occurred at the beginning of the periods presented. Former branches of Six Rivers Bank continue to operate as Six Rivers Bank, a division of North Valley Bank. (For purposes herein, "NVB" shall refer to North Valley Bank including the former branches of SRB and "SRB" will refer to the former branches and operations of SRB.) As a result of the reorganization, management no longer makes operating decisions or assesses performance based on the separate results and activities of North Valley Bank and its division, Six Rivers Bank. Therefore, information previously disclosed on the operating performance of the Company's operating segments is no longer meaningful.

NOTE H - AGREEMENT AND PLAN OF REORGANIZATION AND MERGER

         On April 26, 2004, the Company and Woodland, California-based Yolo Community Bank announced jointly the signing of an Agreement and Plan of Reorganization and Merger on April 23, 2004 whereby North Valley Bancorp will acquire Yolo Community Bank. Under the terms of the merger agreement, Yolo Community Bank shareholders will receive $9.5 million in cash and 741,700 shares of NOVB common stock in exchange for their Yolo shares. Based upon NOVB's closing price of $16.18 as of August 5, 2004, the transaction is currently valued at approximately $22.7million for the $105 million-asset Yolo Community Bank. The definitive agreement was unanimously approved by the Board of Directors of both companies, and by the shareholders of Yolo Community Bank on July 27, 2004. Approval of the transaction by the California Commissioner of Financial Institutions, the Federal Reserve Bank of San Francisco and the Federal Deposit Insurance Corporation have been granted. The transaction is expected to close on August 31, 2004.

NOTE I - SUBORDINATED DEBENTURES

         On May 5, 2004, the Company, through its newly formed subsidiary, North Valley Capital Trust III, issued 5,000 Trust Preferred Securities with a liquidation value of $1,000 per share for gross proceeds of $5,000,000. The entire proceeds of the issuance will be invested by North Valley Capital Trust III in $5,000,000 aggregate principal amount of 3.97% subordinated debentures due in 2034 issued by the Company. The Subordinated Debentures III mature in 2034, bear an initial interest rate of 3.97%, payable quarterly, and are redeemable by the Company at par beginning on or after May 5, 2009, plus any accrued and unpaid interest to the redemption date.

         Under applicable regulatory guidelines, substantially all of the 5,000 Trust Preferred Securities are expected to qualify as Tier I capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ----------------------------------------------------------------

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


Earnings Summary
----------------

                                               Six months ended June 30,     Three months ended June 30,
                                               -------------------------     ---------------------------
(in thousands except per share amounts)           2004            2003          2004            2003
                                               ---------       --------      ---------       ---------

Net interest income                            $  14,298       $ 14,018      $   7,254       $   6,908
Provision for loan and lease losses                   --             --             --              --
Noninterest income                                 4,711          5,874          2,250           3,154
Noninterest expense                               13,250         13,645          6,660           6,949
Provision for income taxes                         1,703          2,016            862             977
                                               ---------       --------      ---------       ---------
Net income                                     $   4,056       $  4,231      $   1,982       $   2,136
                                               =========       ========      =========       =========

Earnings Per Share
  Basic                                        $    0.62       $   0.62      $    0.30       $    0.31
  Diluted                                      $    0.59       $   0.59      $    0.29       $    0.30

Annualized Return on Average Assets                 1.13%          1.28%          1.09%           1.29%
Annualized Return on Average Equity                17.24%         16.84%         16.83%          17.06%

         The Company's consolidated net income for the six months ended June 30, 2004 was $4,056,000, or $0.59 per diluted share, compared to $4,231,000, or $0.59 diluted earnings per share for the same period in 2003. Return on average assets was 1.13% and return on average equity was 17.24% for the six months ended June 30, 2004 compared to the 1.28% and 16.84% achieved, respectively, for the same period in 2003.

         For the six months ended June 30, 2004 and 2003, the Company took no provision for loan and lease losses. The fact that no provision has been taken in either period is due to the results of the Company's analysis for measuring the adequacy of the allowance for loan and lease losses. Factors include size and mix of loan portfolio, non-performing loan levels, charge-off/recovery activity and other qualitative factors including economic activity. Management believes that the current level of allowance for loan and lease losses as of June 30, 2004 of $6,177,000 or 1.48% of total loans and leases is adequate at this time. The allowance for loan and lease losses was 6,493,000 or 1.71% of total loans and leases at December 31, 2003. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses" on page 16.

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

         The following table is a summary of the Company's net interest income, presented on a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning assets, for the periods indicated:

                              Six months ended June 30,     Three months ended June 30,
                              -------------------------     ---------------------------
(in thousands)                   2004            2003          2004            2003
                              ---------       --------      ---------       ---------

Interest income               $  17,921       $ 18,044      $   9,075       $   8,852
Less: Interest expense            3,623          4,026          1,821           1,944
FTE adjustment                      453            367            219             174
                              ---------       --------      ---------       ---------
Net interest income (FTE)     $  14,751       $ 14,385      $   7,473       $   7,082
                              =========       ========      =========       =========

         Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The increase in net interest income (FTE) for the six-month period ended June 30, 2004 resulted primarily from higher average earning assets coupled with a decrease in interest expense. Management has been proactive in attempting to manage the Company's net interest margin, that is, trying to maximize current net interest income without placing an undue risk on future earnings. This has thus far resulted in a decrease in the net interest margin in the short term but for the long-term has positioned the Company well for any further changes in interest rates. Management made the strategic decision late in 2002 to sell all fixed rate mortgages originated by the Company due to the overall low level of interest rates and the additional interest rate risk the Company would take on by maintaining these loans within the loan portfolio. In light of slightly higher mortgage loan rates and decreased production, at the end of 2003, the Company reverted back to holding all loans originated in the loan portfolio.

         While average interest earning assets for the six months ended June 30, 2004 increased by $60,317,000 or 10.3% from the same period last year, yields on average earning assets decreased 63 basis points from 6.35% to 5.72%. Most of the yield decrease is due to the change in the mix of earning assets from loans to lower-yielding investments and fed funds. Average interest bearing liabilities increased by $45,448,000 or 9.2% for the six months ended June 30, 2004 compared to the same period in 2003 while the average rate paid on those liabilities decreased 29 basis points from 1.64% to 1.35%. The Company's net interest margin (FTE) decreased from 4.96% for the six month period ended June 30, 2003 to 4.60% for the same period ended June 30, 2004.

          The following table is a summary of the Company's net interest margin
(FTE) for the periods indicated:

                                 Six months ended June 30,     Three months ended June 30,
                                 -------------------------     ---------------------------
                                    2004            2003         2004              2003
                                 ---------        --------     ---------         ---------

Yield on earning assets            5.73%           6.35%         5.71%             6.17%
Rate paid on interest-bearing
  liabilities                      1.35%           1.64%         1.34%             1.57%
                                   ----            ----          ----              ----
  Net interest spread              4.38%           4.71%         4.37%             4.60%
                                   ====            ====          ====              ====
  Net interest margin              4.60%           4.96%         4.59%             4.84%
                                   ====            ====          ====              ====

Noninterest Income
------------------

         The following table is a summary of the Company's noninterest income for the periods indicated:

                                            Six months ended June 30,    Three months ended June 30,
Noninterest Income                          -------------------------    ---------------------------
   (In thousands)                             2004            2003         2004               2003
                                            ---------       ---------    --------           --------

  Service charges on deposit accounts       $   2,566       $   2,426    $  1,194           $  1,136
  Other fees and charges                        1,099           1,062         564                607
  Gain on sale of loans                             4           1,072           4                868
  Gain on sale or calls of securities              22             156          14                  5
  Other                                         1,020           1,158         474                538
                                            ---------       ---------    --------           --------
Total noninterest income                    $   4,711       $   5,874    $  2,250           $  3,154
                                            =========       =========    ========           ========


         Non-interest income decreased from $5,874,000 for the six months ended June 30, 2003 to $4,711,000 for the same period in 2004. Service charges on deposits increased $140,000 from the six months ended June 30, 2003 to the same period in 2004. Other fees and charges also increased from $1,062,000 in the second quarter ending June 30, 2003 to $1,099,000 for the same period in 2004. These increases were due to normal growth in deposit accounts. The Company recorded $1,072,000 in gains on sales of mortgages and $156,000 in gains on sales of securities for the six months ended June 30, 2003 compared to $4,000 in gains on sale of loans and $22,000 in gains on calls of securities for the same period in 2004. Please see the paragraph below for a discussion of mortgage loan sales. Other income decreased from $1,158,000 for the six months ended June 30, 2003 to $1,020,000 for the same period in 2004. The decrease in other income was primarily due to a decrease on the rate of earnings on the cash surrender value of life insurance holdings.

         During the fourth quarter of 2002, the Company began to sell new production fixed-rate conforming first trust deed mortgage loans into the secondary market and retaining the servicing on these loans. This was part of a strategy to maintain a shorter duration within the loan portfolio due to the historically low interest rate environment and maintain a diverse product mix within the loan portfolio. While this strategy has reduced the overall yield on earning assets in the near-term, the benefit is that when rates do start to move back up, the Company will be in a better position to respond to rate changes and maintain a consistent net interest margin. Since December 31, 2003, the Company has held all mortgage loans originated within the loan portfolio.

Noninterest Expense
-------------------

         The following table is a summary of the Company's noninterest expense for the periods indicated:

                                        Six months Ended June 30,      Three months Ended June 30,
                                        -------------------------      ---------------------------
(In thousands)                            2004             2003          2004               2003
                                        --------         --------      --------           --------

Salaries & employee benefits            $  6,893         $  6,677      $  3,472           $  3,365
Equipment expense                          1,084            1,360           512                611
Occupancy expense                            884              836           454                434
Marketing                                    384              551           173                353
Data processing expense                      365               80           227                 43
ATM expense                                  408              497           205                248
Printing & supplies                          264              281           139                118
Postage                                      255              264           129                134
Messenger expense                            180              165            95                 96
Professional services                        406              485           200                243
Other                                      2,127            2,449         1,054              1,304
                                        --------         --------      --------           --------
    Total Noninterest expense           $ 13,250         $ 13,645      $  6,660           $  6,949
                                        ========         ========      ========           ========

         Noninterest expense totaled $13,250,000 for the six months ended June 30, 2004, compared to $13,645,000 for the same period in 2003. This represents a reduction of $395,000 or 2.9% from 2003 levels. Salaries and benefits increased by $216,000 or 3.2% to $6,893,000 for the six months ended June 30, 2004 compared to $6,677,000 for the same period in 2003. The increase in salary expense was due to merit increases partially offset by selective staff reductions. Equipment expense decreased from $1,360,000 in 2003 to $1,084,000 in 2004 primarily due to additional expenses associated with the Company's new core operating system immediately after the system conversion in late 2002. Most other expense categories for the six months ended June 30, 2004 experienced relatively small decreases or increases from the same respective periods in 2003 with the exception of other expense. The Company's ratio of noninterest expense to average assets was 3.69% for the six months ended June 30, 2004 compared to 4.15% for the same period in 2003.

Income Taxes
------------

         The provision for income taxes for the six months ended June 30, 2004 was $1,703,000 as compared to $2,016,000 for the same period in 2003. The effective income tax rate for state and federal income taxes was 29.6% for the six months ended June 30, 2004 compared to 32.3% for the same period in 2003. The decrease in the effective rate for 2004 is due to a slightly lower revenue base as well as an increase in investments that are exempt from federal taxes. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company's investment in municipal securities, FNMA Preferred Stock, and life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives special tax benefits from the State of California Franchise Tax Board for operating and providing loans in designated `Enterprise Zones'.

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

         At June 30, 2004, the recorded investment in loans and leases for which impairment had been recognized was approximately $978,796. Of the 2004 balance, approximately $325,000 has a related valuation allowance of $163,000. For the year ended December 31, 2003, the average recorded investment in loans and leases for which impairment had been recognized was approximately $1,247,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $5,000 for cash payments received in 2004.

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

         Non-performing assets at June 30, 2004, and December 31, 2003, are summarized as follows:

                                                                 June 30,       December 31,
                                                                   2004             2003
                                                                 -------        ------------

Nonaccrual loans and leases                                      $   979        $  1,615
Loans and leases 90 days past due and still accruing interest      2,811           1,395
                                                                 -------        --------
Total nonperforming loans and leases                               3,790           3,010

Other real estate                                                    465
                                                                 -------        --------
Total nonperforming assets                                       $ 4,255        $  3,010
                                                                 =======        ========

Nonaccrual loans and leases to total gross loans and leases         0.24%           0.43%
Nonperforming loans and leases to total gross loans and leases      0.91%           0.79%
Total nonperforming assets to total assets                          0.58%           0.44%

Allowance for Loan and Lease Losses
-----------------------------------

         A summary of the allowance for loan and lease losses at June 30, 2004 and June 30, 2003 is as follows:

                                                         June 30,     June 30,
(In thousands)                                             2004         2003
                                                         --------     --------

Balance beginning of period                              $  6,493     $  6,723
Provision for loan and lease losses
Net charge-offs (recoveries)                                  316          (33)
                                                         --------     --------
Balance end of period                                    $  6,177     $  6,756
                                                         ========     ========

Allowance for loan and lease losses to nonperforming
  loans and leases                                         162.98%      231.29%
Allowance for loan and lease losses to total gross
  loans and leases                                           1.48%        1.74%
Ratio of net charge-offs to average loans and leases
  outstanding (annualized)                                   0.16%       (0.02)%

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

              The formula allowance is adjusted for qualitative factors that are based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated in connection with the unallocated allowance at June 30, 2004 included the following, which existed at the balance sheet date:

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

         The $6,177,000 in formula and specific allowances reflects management's estimate of the inherent loss in various pools or segments in the portfolio, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio. In management's opinion, the level of formula allowance is consistent from 2003 to 2004.

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

Liquidity
---------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $23,000,000 as of June 30, 2004 were available to provide liquidity. The Company has a revolving, unsecured line of credit for $3,000,000 with a correspondent bank as of June 30, 2004. In addition, NVB is a member of the Federal Home Loan Bank ("FHLB") System providing additional borrowing capacity of $85,019,000 secured by certain loans and investment securities as of June 30, 2004. The Company also has a line of credit with Federal Reserve Bank of San Francisco ("FRB") of $3,906,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of June 30, 2004, borrowings consisted of $4,647,000 in medium-term FHLB advances, long-term borrowings of $37,500,000 were outstanding with the FHLB, $116,000 was outstanding with the FRB under the Treasury, Tax, and Loan program and $21,651,000 was outstanding in the form of subordinated debt issued by the Company.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $268,579,000 and $252,146,000 (or 36.6% and 37.2% of total assets) at June 30, 2004 and December 31, 2003, respectively. The increase in liquid assets is due to growth in deposits and a decrease in total loans outstanding.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $570,119,000 and $546,866,000 at June 30, 2004 and December 31, 2003, respectively.

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

         The tool used to manage and analyze the interest rate sensitivity of a financial institution is known as a simulation model and is performed with specialized software built for this specific purpose for financial institutions. This model allows management to analyze six specific types of risks: market risk, mismatch risk, and basis risk.

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

Financial Condition as of June 30, 2004 As Compared to December 31, 2003
------------------------------------------------------------------------

         Total assets at June 30, 2004, were $734,383,000, compared to December 31, 2003 assets of $677,693,000. Investment securities and federal funds sold grew to $232,361,000 at June 30, 2004, compared to $224,010,000 at December 31,
2003. These changes were the result of management's decision in January 2004 to leverage the Company's capital. Specifically, the Company took out $37.5 million in Federal Home Loan Bank advances with varying maturity dates and invested the proceeds in a combination of ten- and fifteen-year mortgage backed securities. The transaction is designed to increase net interest income while not adding any significant interest rate risk and was also executed while the U.S. Treasury yield curve was historically quite steep which makes this transaction more attractive.

         Net loans and leases, the Company's major component of earning assets, increased during the first six months of 2004 to $409,988,000 at June 30, 2004 from $372,660,000 at December 31, 2003. The Company's average loan to deposit ratio was 65.3% for the year ended December 31, 2003 and 58.6% for the six months ended June 30, 2004.

         Total deposits increased to $616,664,000 at June 30, 2004 compared to $598,314,000 at December 31, 2003 driven by an increase in noninterest-bearing checking, interest-bearing checking, and savings collectively, of $31,990,000 and a decrease in time deposits of $13,640,000. The decrease in time deposits is mainly due to the low interest rate environment in which customers are more inclined to keep their deposits in shorter duration deposit products. The increase in demand and interest bearing demand balances is attributed to the success of the "Positively Free Checking" program. This change in the deposit mix from December 31, 2003 has had a positive effect on the Company's cost of funds (excluding non-interest checking), which was reduced from 1.64% for the six months ended June 30, 2003 to 1.35% for the same period in 2004.

         The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company's ability to earn a high rate of return on stockholders' equity (ROE). Stockholders' equity increased to $46,606,000 as of June 30, 2004, as compared to $46,053,000 at December 31, 2003. The increase was primarily due to net income of $4,056,000 offset by cash dividends paid out in the amount of $1,306,000. Under current regulations, management believes that the Company meets all capital adequacy requirements and North Valley Bank was considered well capitalized at June 30, 2004.

         The Company's and North Valley Bank's capital amounts and risk-based capital ratios are presented below.

                                                                                         To Be Well Capitalized
(In thousands)                                                      For Capital          Under Prompt Corrective
                                           Actual                Adequacy Purposes          Action Provisions
                                    --------------------      ----------------------     -----------------------
                                                                Minimum      Minimum       Minimum       Minimum
                                       Amount      Ratio        Amount        Ratio        Amount         Ratio
                                     ---------    ------      ----------     -------     ----------      -------

Company
As of June 30, 2004:
  Total capital
    (to risk weighted assets)        $  73,667    14.58%      $   40,408      8.00%         N/A            N/A
  Tier I capital
    (to risk weighted assets)        $  62,683    12.41%      $   20,204      4.00%         N/A            N/A
  Tier I capital
    (to average assets)              $  62,683     8.57%      $   29,243      4.00%         N/A            N/A
As of December 31, 2003:
  Total capital
    (to risk weighted assets)        $  65,059    13.77%      $   37,797      8.00%         N/A            N/A
  Tier I capital
    (to risk weighted assets)        $  58,310    12.34%      $   18,899      4.00%         N/A            N/A
  Tier I capital
    (to average assets)              $  58,310     8.49%      $   27,471      4.00%         N/A            N/A

North Valley Bank
As of June 30, 2004:
  Total capital
    (to risk weighted assets)        $  65,562    13.06%      $   40,158      8.00%      $   50,197       10.00%
  Tier I capital
    (to risk weighted assets)        $  59,385    11.83%      $   20,079      4.00%      $   30,118        6.00%
  Tier I capital
    (to average assets)              $  59,385     8.06%      $   29,488      4.00%      $   36,860        5.00%
As of December 31, 2003:
  Total capital
    (to risk weighted assets)        $  63,694    13.58%      $   37,523      8.00%      $   46,904       10.00%
  Tier I capital
    (to risk weighted assets)        $  58,135    12.39%      $   18,761      4.00%      $   28,142        6.00%
  Tier I capital
    (to average assets)              $  58,135     8.50%      $   27,359      4.00%      $   34,199        5.00%


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

         In Management's opinion there has not been a material change in the Company's market risk profile for the six months ended June 30, 2004 compared to December 31, 2003. Please see discussion under the caption "Interest Rate Sensitivity" on page 17.

ITEM 4.   CONTROLS AND PROCEDURES
          -----------------------

         Disclosure Controls and Procedures. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed by the Company under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
          ----------------------------------------------------------------------

          Issuer Purchases of Equity Securities

                                                                                               Maximum number
                                                                           Number of Shares    of Shares that
                                                                           Purchased as Part   May Yet Be
                                                                           of Publicly         Purchased Under
                                  Total Number of    Average Price Paid    Announced Plans     the Plans or
Period                            Shares Purchased   per Share             or Programs         Programs
------                            ----------------   ------------------    -----------------   ---------------

April 1 thru April 30, 2004              0                    0                   0                 10,454
May 1 thru May 31, 2004                  0                    0                   0                 10,454
June 1 thru June 30, 2004                0                    0                   0                 10,454


         The above repurchase program - announced on July 28, 2003 - is the seventh such plan announced by the Company since May of 2001. The program calls for the repurchase of up to 3.0% of the Company's outstanding shares, or 199,154 shares. The repurchases will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under this program will be retired. The number, price and timing of the repurchases shall be at the Company's sole discretion and the program may be re-evaluated depending on market conditions, liquidity needs or other factors. The Board of Directors, based on such re-evaluations, may suspend, terminate, modify or cancel the program at any time without notice. No shares were repurchased during the second quarter of 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

         The Annual Meeting of Shareholders of North Valley Bancorp was held on Thursday May 27, 2004. Shareholders of the Company approved the following proposals:

         1. To elect the following one (1) nominee as Director of the Corporation, for a term of one year:

              Royce L. Friesen

              The term of office of the following directors continued after the Annual Meeting: Michael J. Cushman, William W. Cox, Dan W. Ghidinelli, Kevin D. Hartwick, Thomas J. Ludden, Dolores M. Vellutini, J.M. Wells, Jr.

         2. To ratify the appointment of Perry-Smith LLP as Independent Auditor for the Corporation for 2004.

              Results of the election are presented below:

                         Annual Meeting of Shareholders
                              Thursday May 27, 2004

Total Shares Outstanding:      6,522,298
Total Shares Voted:            5,112,659    78.39%


Proposal 1:                           % of                % of                   % of
                                     Quorum              Quorum                 Quroum
                                     ------       --------------------    -------------------

Nominees                For          Percent      Withheld     Percent    Abstain     Percent
Royce L. Friesen      5,068,768       77.71%       43,891       .67%            0          0

Proposal 2:

Perry-Smith LLP       5,047,738       77.39%       32,942       .51%       31,979       .49%

ITEM 5.   OTHER INFORMATION
          -----------------

          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits:

               Exhibit 3(c): Bylaws, as amended, of North Valley Bancorp
               Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications
               Exhibit 31.1 - CEO Rule 13a-14(a)/15d-14(a) Certifications
               Exhibit 31.2 - CFO Rule 13a-14(a)/15d-14(a) Certifications

               Exhibit 32 - Section 1350 Certifications - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with Respect to the North Valley Bancorp Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004

          (b)  Reports on Form 8-K during the quarter ended June 30, 2004:

               Filed April 20, 2004 - First Quarter Earnings Announcement

               Filed April 26, 2004 - Agreement and Plan of Reorganization and Merger dated April 23, 2004 with Yolo Community Bank

               Filed May 28, 2004 - Press Release announcing the retirement of the Chairman of the Board, Rudy V. Balma and the appointment of J.M. (Mike) Wells, Jr. as the new Chairman of the Board.

               Filed June 2, 2004 - Cash Dividend Announcement

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
--------------------
(Registrant)

Date: August 9, 2004
      --------------


By:
--


/s/ MICHAEL J. CUSHMAN
--------------------------------------------------
Michael J. Cushman
President & Chief Executive Officer


/s/ EDWARD J. CZAJKA
--------------------------------------------------
Edward J. Czajka
Executive Vice President & Chief Financial Officer