Form 10-Q
period 2004-09-30
NORTH VALLEY BANCORP
filed 2004-11-09
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 2004.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From _________ to _________.

                         Commission file number 0-10652
                                                -------


                              NORTH VALLEY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                          94-2751350
- ---------------------------------                       ------------------------
  (State or other jurisdiction                          (IRS Employer ID Number)
of incorporation or organization)


  300 Park Marina Circle, Redding, CA                            96002
- ----------------------------------------                ------------------------
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code: (530) 226-2900
                                                    --------------


- --------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock - 7,302,726 shares as of November 8, 2004.

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION                                                3
         ---------------------

Item 1.  Financial Statements (Unaudited)                                     3

         Condensed Consolidated Balance Sheets--September 30, 2004 and
         December 31, 2003                                                    3

         Condensed Consolidated Statements of Income--For the Nine
         months Ended September 30, 2004 and 2003                             4

         Condensed Consolidated Statements of Cash Flows--For the Nine
         months Ended September 30, 2004 and 2003                             5

         Notes to Condensed Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          23

Item 4.  Controls and Procedures                                             23


PART II. OTHER INFORMATION                                                   23
         -----------------

Item 1.  Legal Proceedings                                                   23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         23

Item 3.  Defaults Upon Senior Securities                                     24

Item 4.  Submission of Matters to a Vote of Security Holders                 24

Item 5.  Other Information                                                   24

Item 6.  Exhibits                                                            24


SIGNATURES                                                                   25
- ----------


PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                                    NORTH VALLEY BANCORP AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                     (In thousands except share amounts)

                                                            September 30, 2004    December 31, 2003
                                                            ------------------    -----------------

ASSETS
Cash and due from banks                                        $    37,865           $    28,013
Federal funds sold                                                  27,000                31,510
                                                               -----------           -----------
  Total cash and cash equivalents                                   64,865                59,523

Interest-bearing deposits in other financial institutions              500                   123
Investment securities:
  Available for sale, at fair value                                223,775               191,045
  Held to maturity, at amortized cost                                  144                 1,455

Loans and leases, net of allowance for loan and lease
  losses of $7,269 and $6,493 at September 30, 2004 and
  December 31, 2003                                                500,532               372,660
Premises and equipment, net of accumulated
  depreciation and amortization                                     13,226                12,699
Other real estate                                                      465
FHLB and FRB stock and other securities                              3,716                 2,991
Core deposit and other intangibles, net                              5,290                 2,272
Goodwill                                                            14,348                    --
Accrued interest receivable & other assets                          36,882                34,925
                                                               -----------           -----------

TOTAL ASSETS                                                   $   863,743           $   677,693
                                                               ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing demand                                   $   167,284           $   118,678
  Interest-bearing                                                 563,088               479,636
                                                               -----------           -----------
    Total deposits                                                 730,372               598,314
Other borrowed funds                                                39,120                 9,459
Accrued interest and other liabilities                               8,239                 7,371
Subordinated debentures                                             21,650                16,496
                                                               -----------           -----------
Total liabilities                                                  799,381               631,640
                                                               -----------           -----------

STOCKHOLDERS' EQUITY
Preferred stock, no par value: authorized 5,000,000
  shares; none outstanding
Common stock, no par value:  authorized 20,000,000
  shares, outstanding 7,302,726 and 6,488,073 at
  September 30, 2004 and December 31, 2003                          37,841                23,406
Retained earnings                                                   26,879                22,795
Accumulated other comprehensive loss, net of tax                      (358)                 (148)
                                                               -----------           -----------
Total stockholders' equity                                          64,362                46,053
                                                               -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   863,743           $   677,693
                                                               ===========           ===========

See notes to condensed consolidated financial statements (unaudited).


                              NORTH VALLEY BANCORP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                             (In thousands except per share amounts)

                                           For the nine months ended   For the three months ended
                                                  September 30,               September 30,
                                           -------------------------   --------------------------
                                              2004          2003          2004           2003
                                           -----------   -----------   -----------    -----------

INTEREST INCOME:
Loans and leases including fees            $    20,621   $    22,019   $     7,383    $     6,870
Securities:
  Taxable                                        5,714         3,142         1,718          1,194
  Exempt from federal taxes                      1,079           975           470            307
Federal funds sold                                 226           458           148            179
                                           -----------   -----------   -----------    -----------
  Total interest income                         27,640        26,594         9,719          8,550
                                           -----------   -----------   -----------    -----------

INTEREST EXPENSE:
Deposits                                         3,403         4,306         1,175          1,313
Subordinated debentures                          1,151           960           411            358
Other borrowings                                   987           579           332            150
                                           -----------   -----------   -----------    -----------
  Total interest expense                         5,541         5,845         1,918          1,821
                                           -----------   -----------   -----------    -----------

NET INTEREST INCOME                             22,099        20,749         7,801          6,729

PROVISION FOR LOAN AND LEASE LOSSES                216            --           216             --
                                           -----------   -----------   -----------    -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                     21,883        20,749         7,585          6,729

NONINTEREST INCOME:
  Service charges on deposit accounts            3,933         3,575         1,367          1,149
  Other fees and charges                         1,680         1,591           581            529
  Gain on sale of loans                              9         1,442             5            370
  Gain on sales or calls of securities              22           201            --             45
  Other                                          1,466         1,732           446            574
                                           -----------   -----------   -----------    -----------
    Total noninterest income                     7,110         8,541         2,399          2,667
                                           -----------   -----------   -----------    -----------

NONINTEREST EXPENSES:
  Salaries and employee benefits                10,504        10,122         3,611          3,445
  Occupancy                                      1,365         1,303           481            467
  Equipment                                      1,601         1,954           517            594
  Other                                          6,784         7,165         2,395          2,393
                                           -----------   -----------   -----------    -----------
    Total noninterest expenses                  20,254        20,544         7,004          6,899
                                           -----------   -----------   -----------    -----------

INCOME BEFORE PROVISION FOR INCOME TAXES         8,739         8,746         2,980          2,497

PROVISION FOR INCOME TAXES                       2,615         2,696           912            680
                                           -----------   -----------   -----------    -----------

NET INCOME                                 $     6,124   $     6,050   $     2,068    $     1,817
                                           ===========   ===========   ===========    ===========

EARNINGS PER SHARE:
  Basic                                    $      0.93   $      0.89   $      0.31    $      0.28
                                           ===========   ===========   ===========    ===========
  Diluted                                  $      0.88   $      0.85   $      0.29    $      0.26
                                           ===========   ===========   ===========    ===========

See notes to condensed consolidated financial statements (unaudited).


                         NORTH VALLEY BANCORP AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                    (In thousands)

                                                            For the nine months ended
                                                                   September 30,
                                                            --------------------------
                                                               2004           2003
                                                            -----------    -----------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                $     6,124    $     6,050
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                 1,407          1,707
    Amortization of premium on securities                            24            346
    Amortization of core deposit and other intangibles              379            374
    Provision for loan and lease losses                             216             --
    Gain on sale or calls of securities                             (22)          (201)
    Gain on sale of loans                                            (9)        (1,442)
    Loan originations from loan sales                                --        (72,456)
    Proceeds from loan sales                                         --         73,898
    Stock-based compensation expense                                113             --
    Effect of changes in:
      Accrued interest receivable                                  (305)           378
      Other assets                                               (1,181)           (49)
      Accrued interest and other liabilities                        317         (1,242)
                                                            -----------    -----------
        Net cash provided by operating activities                 7,063          7,363
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid in acquisition                                   (4,441)            --
  Proceeds from sale of other real estate owned                      --             55
  Net changes in FHLB and FRB stock and other
    securities                                                     (196)           (50)
  Purchases of available for sale securities                    (50,755)      (110,299)
  Proceeds from sales of available for sale securities               --         18,221
  Proceeds from maturities/calls of available for sale
    securities                                                   41,687         60,498
  Proceeds from maturities/calls of held to maturity
    securities                                                    1,455             --
  Net (increase) decrease in interest-bearing deposits at
    financial institutions                                         (377)           418
  Net (increase) decrease in loans and leases                   (46,622)        72,679
  Purchases of premises and equipment, net                       (1,514)        (1,181)
  Proceeds from sale of premises and equipment                       29             --
                                                            -----------    -----------
         Net cash used in investing activities                  (61,734)       (40,341)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                      35,699         40,331
   Proceeds from issuance of subordinated debentures              5,155             --
   Net increase (decrease) in Federal funds purchased and
     other borrowed funds                                        19,561        (17,468)
   Cash dividends paid                                           (2,040)        (2,020)
   Repurchase of common stock                                        --         (6,660)
   Cash received for stock options exercised                        458            368
   Compensation expense on stock options/grants                     180            173
                                                            -----------    -----------
        Net cash provided by financing activities                59,013         14,724
                                                            -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                             5,342         62,428
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     59,523         55,300
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    64,865    $   117,728
                                                            ===========    ===========


                                                            For the nine months ended
                                                                   September 30,
                                                            --------------------------
                                                               2004           2003
                                                            -----------    -----------

ADDITIONAL INFORMATION:
  Cash paid during the period for:
  Interest                                                  $     5,233    $     6,161
                                                            ===========    ===========
  Income taxes                                              $     2,025    $     2,190
                                                            ===========    ===========

Supplemental schedule related to acquisition (Note H)
  Deposits                                                  $    96,359
  Overnight borrowings                                           10,100
  Other liabilities                                                 549
  Available-for-sale investment securities                      (23,316)
  Held-to-maturity investment securities                           (144)
  Loans, net                                                    (81,922)
  FHLB stock                                                       (644)
  Premises and equipment, net                                      (449)
  Intangibles                                                   (17,061)
  Other assets                                                   (1,597)
  Compensation expense on stock options assumed                   1,008
  Stock issued                                                   12,676
                                                            -----------
                                                            $    (4,441)
                                                            ===========

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2004.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (North Valley Bank ("NVB"), including Six Rivers Bank ("SRB"), a division of North Valley Bank, Yolo Community Bank, North Valley Trading Company, which is inactive, and Bank Processing, Inc. ("BPI"). Significant intercompany items and transactions have been eliminated in consolidation. North Valley Capital Trust I, North Valley Capital Trust II and North Valley Capital Trust III are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities.

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


NOTE B - INVESTMENT SECURITIES

         At September 30, 2004 and December 31, 2003, the amortized cost of securities and their approximate fair value were as follows:

(In thousands)                                                       Gross             Gross             Carrying
- --------------                                    Amortized        Unrealized        Unrealized           Amount
Available for sale securities:                      Cost             Gains             Losses          (Fair Value)
- -----------------------------                    -----------       -----------       -----------       ------------

September 30, 2004
- ------------------
  Securities of U.S. government
    agencies and corporations                    $    20,147       $        41       $      (91)       $    20,097
  Obligations of states and political
    subdivisions                                      29,638             1,186              (42)            30,782
  Mortgage backed securities                         158,566               343           (1,460)           157,449
  Corporate securities                                 3,007               145               --              3,152
  Other securities                                    13,240                31             (976)            12,295
                                                 -----------       -----------       ----------        -----------
                                                 $   224,598       $     1,746       $   (2,569)       $   223,775
                                                 ===========       ===========       ==========        ===========

December 31, 2003
- -----------------
  Securities of U.S. government
    agencies and corporations                    $    12,574       $        73       $      (14)       $    12,633
  Obligations of states and political
    subdivisions                                      25,903             1,133              (94)            26,942
  Mortgage backed securities                         133,760               424           (1,408)           132,776
  Corporate securities                                 6,027               273              (26)             6,274
  Other securities                                    13,127                27             (734)            12,420
                                                 -----------       -----------       ----------        -----------
                                                 $   191,391       $     1,930       $   (2,276)       $   191,045
                                                 ===========       ===========       ==========        ===========


                                                  Carrying
                                                   Amount             Gross            Gross
                                                 (Amortized        Unrealized        Unrealized
Held to maturity securities:                        Cost)             Gains            Losses          Fair Value
- ---------------------------                      -----------       -----------       -----------       -----------

September 30, 2004
- ------------------
  Obligation of states and political
    subdivisions                                 $       144       $        --       $       --        $       144
                                                 ===========       ===========       ==========        ===========


                                                  Carrying
                                                   Amount             Gross            Gross
                                                 (Amortized        Unrealized        Unrealized
Held to maturity securities:                        Cost)             Gains            Losses          Fair Value
- ---------------------------                      -----------       -----------       -----------       -----------

December 31, 2003
- -----------------
  Obligation of states and political
    subdivisions                                 $     1,455       $       376       $        --       $     1,831
                                                 ===========       ===========       ===========       ===========


         Gross realized gains on sales or calls of available for sale securities were $22,000 and $245,000 for the nine months ended September 30, 2004 and 2003. There were no gross realized losses on sales or calls of available for sale securities for the nine months ended September 30, 2004. Gross realized losses on sales or calls of available for sale securities were $44,000 for the nine months ended September 30, 2003.

         There were no sales or transfers of held to maturity securities for the nine months ended September 30, 2004 and 2003.

         At September 30, 2004 and December 31, 2003, securities having fair value amounts of approximately $145,150,000 and $65,031,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

        Management periodically evaluates each investment security relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is due only to interest rate fluctuations.


NOTE C - STOCK-BASED COMPENSATION

         At September 30, 2004, the Company has three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income under the Employee Plan, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in the financial statements for the Director Plans for the difference between the fair value of the options at the date of the grant and the exercise price at 85% of the fair value.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. Pro forma adjustments to the Company's net earnings and earnings per share are disclosed during the years in which the options become vested.

                                                  Nine months ended           Three months ended
                                                     September 30,               September 30,
                                              -------------------------   --------------------------
(in thousands except per share data)             2004          2003          2004           2003
                                              -----------   -----------   -----------    -----------

Net income, as reported                       $     6,124   $     6,050   $     2,068    $     1,817
Add: total stock-based compensation
     expense included in net income,
     net of tax                                        66           103            22             44
Deduct: total stock-based compensation
        expense determined under the
        fair value based method for all
        awards, net of related tax effects           (194)         (275)          (66)           (91)
                                              -----------   -----------   -----------    -----------
  Net income, pro forma                       $     5,996   $     5,878   $     2,024    $     1,770

  Basic earnings per common share:
  As reported                                 $      0.93   $      0.89   $      0.31    $      0.28
  Pro forma                                   $      0.91   $      0.87   $      0.30    $      0.27

  Diluted earnings per common and
    equivalent share:
  As reported                                 $      0.88   $      0.85   $      0.29    $      0.26
  Pro forma                                   $      0.87   $      0.83   $      0.29    $      0.25

         The fair value of each option granted during the periods presented is estimated on the date of grant using an option-pricing model with the following assumptions:

                                                     Nine months ended
                                                        September 30,
                                                 -------------------------
                                                    2004          2003
                                                 -----------   -----------
      Dividend yield                                2.47%         2.87%

      Expected volatility                          16.30%        18.97%

      Risk-Free interest rate                       3.58%         5.00%

      Expected option life                         7 years       7 years

NOTE D - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income or loss. The Company's only sources of other comprehensive (loss) income are unrealized gains and losses on available-for-sale investment securities and adjustments to the minimum pension liability. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company's total comprehensive income was as follows:

                                                Nine months ended             Three months ended
                                                   September 30,                 September 30,
                                            --------------------------    --------------------------
(in thousands)                                 2004           2003           2004           2003
                                            -----------    -----------    -----------    -----------

Net income                                  $     6,124    $     6,050    $     2,068    $     1,817
Other comprehensive (loss) income,
     net of tax:
  Holding (loss) income arising during
      period                                       (223)        (1,604)         2,550           (947)
  Reclassification adjustment                        13            145              0             32
                                            -----------    -----------    -----------    -----------
                                                   (210)        (1,459)         2,550           (915)
                                            -----------    -----------    -----------    -----------

Total comprehensive income                  $     5,914    $     4,591    $     4,618    $       902
                                            ===========    ===========    ===========    ===========


NOTE E - EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the nine month and three month period ended September 30, 2004 and 2003 is reconciled as follows:

                                                Nine months ended             Three months ended
                                                   September 30,                 September 30,
                                            --------------------------    --------------------------
(In thousands except earnings per share)       2004           2003           2004           2003
                                            -----------    -----------    -----------    -----------

Calculation of Basic Earnings Per Share

Numerator - net income                      $     6,124    $     6,050    $     2,068    $     1,817
Denominator - weighted average common
  shares outstanding                              6,601          6,781          6,773          6,599
                                            -----------    -----------    -----------    -----------

Basic Earnings Per Share                    $      0.93    $      0.89    $      0.31    $      0.28
                                            ===========    ===========    ===========    ===========


Calculation of Diluted Earnings Per Share

Numerator - net income                      $     6,124    $     6,050    $     2,068    $     1,817
Denominator - weighted average common
  shares outstanding                              6,601          6,781          6,773          6,599
  Dilutive effect of outstanding options            353            358            352            388
                                            -----------    -----------    -----------    -----------
                                                  6,954          7,139          7,125          6,987
                                            -----------    -----------    -----------    -----------

Diluted Earnings Per Share                  $      0.88    $      0.85    $      0.29    $      0.26
                                            ===========    ===========    ===========    ===========

NOTE F - PENSION PLAN BENEFITS

         The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured and unfunded. Components of net periodic benefit cost for the Company's supplemental nonqualified defined benefit plans for the nine and three months ended September 30, 2004 and 2003 are presented in the following table.

Pension Benefits
- ----------------

                                                Nine months ended             Three months ended
                                                   September 30,                 September 30,
                                            --------------------------    --------------------------
(in thousands)                                 2004           2003           2004           2003
                                            -----------    -----------    -----------    -----------

Components of Net Periodic Cost:
  Service cost                              $       189    $       166    $        59    $        45
  Interest cost                                     129            123             43             41
  Amortization of unrecognized net
    transition obligation                            18             19              6              7
  Amortization of prior service cost                 24             23              8             14
  Recognized net actuarial gain                      --             (8)            --             (4)
                                            -----------    -----------    -----------    -----------
Total Components of Net Periodic Cost       $       360    $       323    $       116    $       103
                                            ===========    ===========    ===========    ===========


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


NOTE H - ACQUISITION

         On August 31, 2004, pursuant to the Agreement and Plan of Reorganization dated April 23, 2004, the Company completed its acquisition of Woodland, California-based Yolo Community Bank ("YCB") through a merger and tax-free reorganization whereby YCB became a wholly-owned subsidiary. As of the date of the acquisition, YCB had total assets of $115.4 million comprised of $5.6 million in cash and due from banks, $24.1 million in investment securities, $82.6 million in net loans and $3.1 million in other assets. Total liabilities acquired included $96.4 million in deposits under the terms of the agreement. Under the terms of the agreement, Yolo Community Bank shareholders received a combination of $9.5 million in cash and 741,697 shares of NOVB common stock in exchange for their YCB shares.

         The excess of the purchase price over the estimated fair value of the net assets acquired was $14.3 million, which was recorded as goodwill. Assets acquired also included a core deposit intangible of $2.7 million that is being amortized on a straight-line basis over ten years. Other estimated fair value adjustments were not significant. The accompanying unaudited consolidated financial statements include the accounts of YCB since September 1, 2004.

         The following supplemental pro forma information discloses the selected financial information for the periods indicated as though the YCB merger had been completed as of the beginning of each of the periods being reported. Dollars are in thousands except per share data.

(in thousands)                     Nine months ended             Three months ended
                                     September 30,                  September 30,
                               --------------------------    --------------------------
                                  2004           2003           2004           2003
                               -----------    -----------    -----------    -----------
Revenue                        $    38,875    $    39,658    $    13,216    $    12,720
Net Income                     $     6,417    $     6,341    $     2,163    $     1,889
Diluted Earnings per share     $      0.84    $      0.80    $      0.28    $      0.25


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------------------

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

Critical Accounting Policies
- ----------------------------

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

Overview
- --------

         North Valley Bancorp (the "Company") is a bank holding company for North Valley Bank ("NVB") and, since September 1, 2004, Yolo Community Bank ("YCB"), both state-chartered banks. NVB operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with twenty-one branches, which include the former branches of SRB and two supermarket branches in Northern California. YCB, acquired in a business combination more fully described in Note H to the interim financial statements contained herein, operates out of its main office located at 624 Court Street in Woodland, California with three branches. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues. As the result of a consumer compliance examination in the second quarter of 2004, North Valley Bank entered into an informal agreement with the Federal Reserve Bank of San Francisco to improve its oversight, policies, and procedures related to consumer protection laws and regulations. This is in response to examination issues that arose during the course of examination and does not involve any safety and soundness issues. The Bank has strengthened its risk management by hiring a Chief Risk Officer who is responsible for compliance, internal controls (SOX 404) and training specific to these areas.

Earnings Summary
- ----------------

                                                Nine months ended             Three months ended
                                                   September 30,                 September 30,
                                            --------------------------    --------------------------
(in thousands except per share amounts)        2004           2003           2004           2003
                                            -----------    -----------    -----------    -----------

Net interest income                         $    22,099    $    20,749    $     7,801    $     6,729
Provision for loan and lease losses                 216             --            216             --
Noninterest income                                7,110          8,541          2,399          2,667
Noninterest expense                              20,254         20,544          7,004          6,899
Provision for income taxes                        2,615          2,696            912            680
                                            -----------    -----------    -----------    -----------
Net income                                  $     6,124    $     6,050    $     2,068    $     1,817
                                            ===========    ===========    ===========    ===========

Earnings Per Share
  Basic                                     $      0.93    $      0.89    $      0.31    $      0.28
  Diluted                                   $      0.88    $      0.85    $      0.29    $      0.26

Annualized Return on Average Assets                1.09%          1.21%          1.03%          1.07%
Annualized Return on Average Equity               16.35%         16.61%         15.04%         15.82%

         The Company's consolidated net income for the nine months ended September 30, 2004 was $6,124,000, or $0.88 per diluted share, compared to $6,050,000, or $0.85 diluted earnings per share for the same period in 2003. Return on average assets was 1.09% and return on average equity was 16.35% for the nine months ended September 30, 2004 compared to the 1.21% and 16.61% achieved, respectively, for the same period in 2003.

         For the nine months ended September 30, 2004 and 2003, the Company recognized a $216,000 provision for loan and lease losses compared to no provision recorded in the same period in 2003. The process for determining allowance adequacy includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of loan portfolio, non-performing loan levels, charge-off/recovery activity and other qualitative factors including economic activity. Management believes that the current level of allowance for loan and lease losses as of September 30, 2004 of $7,269,000 or 1.43% of total loans and leases is adequate at this time. The allowance for loan and lease losses was $6,493,000 or 1.71% of total loans and leases at December 31, 2003. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses" on page 18.

Net Interest Income
- -------------------

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

          The following table is a summary of the Company's net interest income, presented on a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning assets, for the periods indicated:

                                   Nine months ended             Three months ended
                                      September 30,                 September 30,
                               --------------------------    --------------------------
(In thousands)                    2004           2003           2004           2003
                               -----------    -----------    -----------    -----------

Interest income                $    27,640    $    26,594    $     9,719    $     8,550
Less: Interest expense               5,541          5,845          1,918          1,821
FTE adjustment                         654            564            201            197
                               -----------    -----------    -----------    -----------
Net interest income (FTE)      $    22,753    $    21,313    $     8,002    $     6,926
                               ===========    ===========    ===========    ===========

         Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The increase in net interest income (FTE) for the nine-month period ended September 30, 2004 resulted primarily from higher average earning assets coupled with a decrease in interest expense. Management has been proactive in attempting to manage the Company's net interest margin, that is, trying to maximize current net interest income without placing an undue risk on future earnings. This has thus far resulted in a decrease in the net interest margin in the short term but for the long-term has positioned the Company well for any further changes in interest rates. Management made the strategic decision late in 2002 to sell all fixed rate mortgages originated by the Company due to the overall low level of interest rates and the additional interest rate risk the Company would take on by maintaining these loans within the loan portfolio. While this strategy has decreased the current net interest margin of the Company, it has also positioned the Company to take advantage of future changes in interest rates. In light of slightly higher mortgage loan rates and decreased production, at the end of 2003, the Company reverted back to holding all loans originated in the loan portfolio.

         While average interest earning assets for the nine months ended September 30, 2004 increased by $71,638,000 or 12.1% from the same period last year, yields on average earning assets decreased 42 basis points from 6.13% to 5.71%. Most of the yield decrease is due to yields on loans which decreased from 7.23% for the nine months ended September 30, 2003 compared to 6.69% for the same period in 2004. Average interest bearing liabilities increased by $62,443,000 or 12.6% for the nine months ended September 30, 2004 compared to the same period in 2003 while the average rate paid on those liabilities decreased 24 basis points from 1.57% to 1.33%. The Company's net interest margin
(FTE) decreased from 4.81% for the nine month period ended September 30, 2003 to 4.59% for the same period ended September 30, 2004. The Company's net interest margin (FTE) for the third quarter of 2004 was 4.55%, flat compared to the same period a year ago. On a sequential-quarter basis, the Company's net interest margin decreased from 4.59% for the second quarter of 2004 compared to the 4.55% achieved in the third quarter of 2004.

          The following table is a summary of the Company's net interest margin
(FTE) for the periods indicated:

                                        Nine months ended             Three months ended
                                           September 30,                 September 30,
                                    --------------------------    --------------------------
                                       2004           2003           2004           2003
                                    -----------    -----------    -----------    -----------

Yield on earning assets                5.71%          6.13%          5.64%          5.75%
Rate paid on interest-bearing
  liabilities                          1.33%          1.57%          1.28%          1.44%
                                       ----           ----           ----           ----
  Net interest spread                  4.39%          4.56%          4.36%          4.31%
                                       ====           ====           ====           ====
  Net interest margin                  4.59%          4.81%          4.55%          4.55%
                                       ====           ====           ====           ====

Noninterest Income
- ------------------

         The following table is a summary of the Company's noninterest income for the periods indicated:

                                                Nine months ended             Three months ended
Noninterest Income                                 September 30,                 September 30,
                                            --------------------------    --------------------------
(In thousands)                                 2004           2003           2004           2003
                                            -----------    -----------    -----------    -----------

Service charges on deposit accounts         $     3,933    $     3,575    $     1,367    $     1,149
Other fees and charges                            1,680          1,591            581            529
Gain on sale of loans                                 9          1,442              5            370
Gain on sale or calls of securities                  22            201             --             45
Other                                             1,466          1,732            446            574
                                            -----------    -----------    -----------    -----------
  Total noninterest income                  $     7,110    $     8,541    $     2,399    $     2,667
                                            ===========    ===========    ===========    ===========

         Non-interest income decreased from $8,541,000 for the nine months ended September 30, 2003 to $7,110,000 for the same period in 2004. Service charges on deposits increased $358,000 from the nine months ended September 30, 2003 to the same period in 2004. Other fees and charges also increased from $1,591,000 for the nine months ended September 30, 2003 to $1,680,000 for the same period in 2004 due to normal growth. The Company recorded $1,442,000 in gains on sales of mortgages and $201,000 in gains on sales of securities for the nine months ended

September 30, 2003 compared to $9,000 in gains on sale of loans and $22,000 in gains on calls of securities for the same period in 2004. Please see the paragraph below for a discussion of mortgage loan sales. Other income decreased from $1,732,000 for the nine months ended September 30, 2003 to $1,466,000 for the same period in 2004. The decrease in other income was primarily due to a decrease on the market rate of earnings on the cash surrender value of life insurance holdings.

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

Noninterest Expense
- -------------------

         The following table is a summary of the Company's noninterest expense for the periods indicated:

                                                Nine months ended             Three months ended
                                                   September 30,                 September 30,
                                            --------------------------    --------------------------
(In thousands)                                 2004           2003           2004           2003
                                            -----------    -----------    -----------    -----------

Salaries & employee benefits                $    10,504    $    10,122    $     3,611    $     3,445
Equipment expense                                 1,601          1,954            517            594
Occupancy expense                                 1,365          1,303            481            467
Marketing                                           584            805            200            254
Data processing expense                             716            126            351             46
ATM expense                                         578            729            170            231
Printing & supplies                                 410            399            146            118
Postage                                             331            384             76            120
Messenger expense                                   287            250            107             85
Professional services                               597            740            191            255
Other                                             3,281          3,732          1,154          1,284
                                            -----------    -----------    -----------    -----------
    Total Noninterest expense               $    20,254    $    20,544    $     7,004    $     6,899
                                            ===========    ===========    ===========    ===========

         Noninterest expense totaled $20,254,000 for the nine months ended September 30, 2004, compared to $20,544,000 for the same period in 2003. This represents a reduction of $290,000 or 1.4% from 2003 levels. Salaries and benefits increased by $382,000 or 3.8% to $10,504,000 for the nine months ended September 30, 2004 compared to $10,122,000 for the same period in 2003. The increase in salary expense was due to merit increases and the effect of one month of operations of YCB partially offset by selective staff reductions. Equipment expense decreased from $1,954,000 in 2003 to $1,601,000 in 2004 primarily due to additional expenses in 2003 associated with the Company's new core operating system after the system conversion in late 2002. Data processing expenses increased from $126,000 in 2003 to $716,000 in 2004 due to the outsourcing in early 2004 of the Company's local area network administration. Most other expense categories for the nine months ended September 30, 2004 experienced relatively small decreases or increases from the same respective periods in 2003. The Company's ratio of noninterest expense to average assets was 3.59% for the nine months ended September 30, 2004 compared to 4.11% for the same period in 2003.

Income Taxes
- ------------

         The provision for income taxes for the nine months ended September 30, 2004 was $2,615,000 as compared to $2,696,000 for the same period in 2003. The effective income tax rate for state and federal income taxes was 29.9% for the nine months ended September 30, 2004 compared to 30.8% for the same period in 2003. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company's investment in municipal securities, FNMA Preferred Stock, and life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives special tax benefits from the State of California Franchise Tax Board for operating and providing loans in designated `Enterprise Zones'.

Impaired, Nonaccrual, Past Due and Restructured Loans and Leases and Other Nonperforming Assets
- --------------------------------------------------------------------------

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

         At September 30, 2004, the recorded investment in loans and leases for which impairment had been recognized was approximately $850,480. Of the 2004 balance, approximately $288,795 has a related valuation allowance of $144,397. For the year ended December 31, 2003, the average recorded investment in loans and leases for which impairment had been recognized was approximately $1,114,539. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $8,000 for cash payments received in 2004.

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

         Non-performing assets at September 30, 2004, and December 31, 2003, are summarized as follows:

                                                   September 30,    December 31,
                                                       2004             2003
                                                   -----------      -----------

Nonaccrual loans and leases                        $       837      $     1,615
Loans and leases 90 days past due and still
  accruing interest                                      1,349            1,395
                                                   -----------      -----------

Total nonperforming loans and leases                     2,186            3,010
Other real estate                                          465               --
                                                   -----------      -----------
Total nonperforming assets                         $     2,651      $     3,010
                                                   ===========      ===========

Nonaccrual loans and leases to total gross
  loans and leases                                        0.16%            0.43%
Nonperforming loans and leases to total
  gross loans and leases                                  0.43%            0.79%
Total nonperforming assets to total assets                0.32%            0.44%

Allowance for Loan and Lease Losses
- -----------------------------------

         A summary of the allowance for loan and lease losses at September 30, 2004 and September 30, 2003 is as follows:

                                                           September 30,       September 30,
(In thousands)                                                 2004                2003
                                                           -------------       -------------

Balance beginning of period                                $      6,493        $      6,723
Provision for loan and lease losses                                 216                  --
Net charge-offs                                                     459                  81
Adjustments (YCB)                                                 1,019                  --
                                                           ------------        ------------
Balance end of period                                      $      7,269        $      6,642
                                                           ============        ============

Allowance for loan and lease losses to nonperforming
  loans and leases                                               332.53%             200.60%
Allowance for loan and lease losses to total gross
  loans and leases                                                 1.43%               1.79%
Ratio of net charge-offs to average loans and leases
  outstanding (annualized)                                         0.14%               0.03%

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

              The formula allowance is adjusted for qualitative factors that are based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowance. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated to determine the adjustment to the formula allowance at September 30, 2004 included the following, which existed at the balance sheet date:

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

         The $7,269,000 in formula and specific allowances reflects management's estimate of the inherent loss in various pools or segments in the portfolio, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio.

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

Liquidity
- ---------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $23,000,000 as of September 30, 2004 were available to provide liquidity. The Company has a revolving, unsecured line of credit for $3,000,000 with a correspondent bank as of September 30, 2004. In addition, NVB is a member of the Federal Home Loan Bank ("FHLB") System providing additional borrowing capacity of $93,040,000 secured by certain loans and investment securities as of September 30, 2004. The Company also has a line of credit with Federal Reserve Bank of San Francisco ("FRB") of $4,204,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of September 30, 2004, borrowings consisted of $1,620,000 in medium-term FHLB advances, long-term borrowings of $37,500,000 were outstanding with the FHLB, and $21,650,000 was outstanding in the form of subordinated debt issued by the Company.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $289,470,000 and $252,146,000 (or 33.5% and 37.2% of total assets) at September 30, 2004 and December 31, 2003, respectively. The increase in liquid assets is due to growth in deposits and the addition of YCB although total liquid assets as a percentage of total assets decreased also due to the YCB acquisition and an increase in total loans.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $677,114,000 and $546,866,000 at September 30, 2004 and December 31, 2003, respectively.

         In assessing liquidity, historical information such as seasonal loan demand, local economic cycles and the economy in general are considered along with current ratios, management goals and unique characteristics of the Company. Management believes the Company is in compliance with its policies relating to liquidity.

Interest Rate Sensitivity
- -------------------------

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

         The tool used to manage and analyze the interest rate sensitivity of a financial institution is known as a simulation model and is performed with specialized software built for this specific purpose for financial institutions. This model allows management to analyze nine specific types of risks: market risk, mismatch risk, and basis risk.

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

Financial Condition as of September 30, 2004 As Compared to December 31, 2003
- -----------------------------------------------------------------------------

         Total assets at September 30, 2004, were $863,743,000, compared to $677,693,000 at December 31, 2003. Investment securities and federal funds sold grew to $251,105,000 at September 30, 2004, compared to $224,010,000 at December 31, 2003. Of the $186,050,000 increase in total assets, $130,734,000 was a result of the YCB acquisition on August 31, 2004. Of the remaining $55,316,000 increase in total assets, $37,500,000 was as a result of management's decision in January 2004 to leverage the Company's capital. Specifically, the Company took out $37.5 million in fixed rate Federal Home Loan Bank advances with varying maturity dates and invested the proceeds in a combination of ten- and fifteen-year fixed rate mortgage backed securities. The transaction is designed to increase net interest income while not adding any significant interest rate risk and was also executed while the U.S. Treasury yield curve was historically steep which makes this transaction more attractive. This leverage strategy was carefully analyzed in multiple interest-rate scenarios in order to ensure that fluctuations in interest rates would not significantly impair the earnings stream of this strategy.

         Net loans and leases, the Company's major component of earning assets, increased during the first nine months of 2004 to $500,532,000 at September 30, 2004 from $372,660,000 at December 31, 2003. Of the $127,872,000 increase,
$81,922,000 was due to the YCB acquisition and the remainder was organic growth primarily in the commercial real estate sector. The Company's average loan to deposit ratio was 68.5% for the year ended December 31, 2003 and 65.9% for the nine months ended September 30, 2004.

         Total deposits increased to $730,372,000 at September 30, 2004 compared to $598,314,000 at December 31, 2003 of which $96,359,000 was due to the YCB acquisition and the remaining $35,699,000 increase was primarily organic growth in noninterest-bearing checking accounts. This change in the deposit mix from December 31, 2003 has had a positive effect on the Company's interest expense and has enabled the Company to maintain its net interest margin as rates have decreased.

         The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company's ability to earn a high rate of return on stockholders' equity (ROE). Stockholders' equity increased to $64,362,000 as of September 30, 2004, as compared to $46,053,000 at December 31, 2003. The increase was primarily due to the YCB acquisition which increased common stock and surplus by $12,676,000 due to the issuance of 741,697 shares of the Company's common stock. Stockholders' equity also increased due to net income of $6,124,000 partially offset by cash dividends paid out in the amount of $2,040,000. Under current regulations, management believes that the Company meets all capital adequacy requirements and North Valley Bank was considered well capitalized at September 30, 2004. On October 26, 2004 the Company made a $2.5 million capital contribution to YCB to fund YCB's continued internal growth and to maintain YCB's capital ratios at internal policy levels. With this additional capital, YCB's pro forma capital ratios as of September 30, 2004 were as follows; Tier 1 Capital to risk-weighted assets, 9.55%, total capital to risk weighted assets: 10.62% and leverage ratio: 9.28%.

         The Company's, North Valley Bank's and Yolo Community Bank's capital amounts and risk-based capital ratios are presented below.

                                                                                           To Be Well Capitalized
(In thousands)                                                      For Capital            Under Prompt Corrective
                                             Actual              Adequacy Purposes            Action Provisions
                                     ----------------------    ----------------------    ---------------------------
                                                                 Minimum      Minimum      Minimum           Minimum
                                        Amount       Ratio        Amount       Ratio        Amount            Ratio
                                     -----------     ------    -----------    -------    -----------         -------

Company
As of September 30, 2004:
  Total capital
    (to risk weighted assets)        $    73,280     12.17%    $    48,160      8.00%            N/A            N/A
  Tier I capital
    (to risk weighted assets)        $    66,011     10.97%    $    24,080      4.00%            N/A            N/A
  Tier I capital
    (to average assets)              $    66,011      8.48%    $    31,151      4.00%            N/A            N/A

As of December 31, 2003:
  Total capital
    (to risk weighted assets)        $    65,059     13.77%    $    37,797      8.00%            N/A            N/A
  Tier I capital
    (to risk weighted assets)        $    58,310     12.34%    $    18,899      4.00%            N/A            N/A
  Tier I capital
    (to average assets)              $    58,310      8.49%    $    27,471      4.00%            N/A            N/A

North Valley Bank
As of September 30, 2004:
  Total capital
    (to risk weighted assets)        $    60,879     12.02%    $    40,508      8.00%    $    50,635          10.00%
  Tier I capital
    (to risk weighted assets)        $    54,644     10.79%    $    20,254      4.00%    $    30,381           6.00%
  Tier I capital
    (to average assets)              $    54,644      7.36%    $    29,688      4.00%    $    37,110           5.00%

As of December 31, 2003:
  Total capital
    (to risk weighted assets)        $    63,694     13.58%    $    37,523      8.00%    $    46,904          10.00%
  Tier I capital
    (to risk weighted assets)        $    58,135     12.39%    $    18,761      4.00%    $    28,142           6.00%
  Tier I capital
    (to average assets)              $    58,135      8.50%    $    27,359      4.00%    $    34,199           5.00%

Yolo Community Bank
As of September 30, 2004:
  Total capital
    (to risk weighted assets)        $     7,751      8.03%    $     7,721      8.00%    $     9,651          10.00%
  Tier I capital
    (to risk weighted assets)        $     6,716      6.96%    $     3,861      4.00%    $     5,791           6.00%
  Tier I capital
    (to average assets)              $     6,716      6.76%    $     3,972      4.00%    $     4,965           5.00%

As of December 31, 2003:
  Total capital
    (to risk weighted assets)        $     9,688     12.20%    $     6,357      8.00%    $     7,947          10.00%
  Tier I capital
    (to risk weighted assets)        $     8,773     11.00%    $     3,179      4.00%    $     4,768           6.00%
  Tier I capital
    (to average assets)              $     8,773       9.1%    $     3,875      4.00%    $     4,844           5.00%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         In Management's opinion there has not been a material change in the Company's market risk profile for the nine months ended September 30, 2004 compared to December 31, 2003. Please see discussion under the caption "Interest Rate Sensitivity" on page 20.


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

         Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION
         ------------------

ITEM 1.  LEGAL PROCEEDINGS
         ------------------

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         -----------------------------------------------------------

         Issuer Purchases of Equity Securities

Period                                                                                       Maximum number
                                                                        Number of Shares     of Shares that
                                                                        Purchased as Part    May Yet Be
                                                                        of Publicly          Purchased Under
                                  Total Number of     Average Price     Announced Plans      the Plans or
Period                            Shares Purchased    Paid per Share    or Programs          Programs
- ------                            ----------------    --------------    -----------------    ---------------

July 1 thru September 30, 2004            0                 0                   0                10,454

         The above repurchase program - announced on July 28, 2003 - is the seventh such plan announced by the Company since May of 2001. The program calls for the repurchase of up to 3.0% of the Company's outstanding shares, or 199,154 shares. The repurchases will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under this program will be retired. The number, price and timing of the repurchases shall be at the Company's sole discretion and the program may be re-evaluated depending on market conditions, liquidity needs or other factors. The Board of Directors, based on such re-evaluations, may suspend, terminate, modify or cancel the program at any time without notice. No shares were repurchased during the third quarter of 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Not applicable


ITEM 5.  OTHER INFORMATION
         -----------------

         Not applicable


ITEM 6.  EXHIBITS
         --------

              Exhibits:

              Exhibit 31     Rule 13a-14(a)/15d-14(a) Certifications

              Exhibit 31.1   CEO Rule 13a-14(a)/15d-14(a) Certifications

              Exhibit 31.2   CFO Rule 13a-14(a)/15d-14(a) Certifications

              Exhibit 32 Section 1350 Certifications - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with Respect to the North Valley Bancorp Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004

              Exhibit 99.71 Form of Employment Agreement executed in August 2004 between Yolo Community Bank and John DiMichele

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NORTH VALLEY BANCORP
- --------------------
(Registrant)

Date: November 9, 2004
      ----------------


By: /s/ MICHAEL J. CUSHMAN
    -----------------------------------
    Michael J. Cushman
    President & Chief Executive Officer


By: /s/ EDWARD J. CZAJKA
    -----------------------------------
    Edward J. Czajka
    Executive Vice President &
      Chief Financial Officer