Form 10-K
period 2004-12-31
NORTH VALLEY BANCORP
filed 2005-03-16
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to                     .
                               -----------------------    --------------------

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

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $85,636,853 as of June 30, 2004.

The number of shares outstanding of common stock as of March 14, 2005, were 7,344,858.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

TABLE OF
--------
CONTENTS
--------

Part I
------

Item 1               Business                                                  3

Item 2               Properties                                               26

Item 3               Legal Proceedings                                        26

Item 4               Submission of Matters to a Vote of Security Holders      27


Part II
-------

Item 5               Market for Registrant's Common Equity, Related
                     Stockholder Matters and Issuer Purchases of Equity
                     Securities                                               27

Item 6               Selected Financial Data                                  29

Item 7               Management's Discussion and Analysis of Financial
                     Condition and Results Of Operations                      30

Item 7A              Quantitative and Qualitative Disclosures About
                     Market Risk                                              42

Item 8               Financial Statements and Supplementary Data              42

Item 9               Changes In and Disagreements With Accountants on
                     Accounting And Financial Disclosure                      43

Item 9A              Controls and Procedures                                  43

Item 9B              Other Information


Part III
--------

Item 10              Directors and Executive Officers of the Registrant       44

Item 11              Executive Compensation                                   44

Item 12              Security Ownership of Certain Beneficial Owners and
                     Management and Related Stockholder Matters               44

Item 13              Certain Relationships and Related Transactions           44

Item 14              Principal Accounting Fees and Services                   44


Part IV
-------

Item 15              Exhibits, Financial Statement Schedules                  45

                     Signatures                                               81

PART I
------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

         Certain statements in this Annual Report on Form 10-K (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan and lease losses; changes in the regulatory environment; changes in business conditions, particularly in Shasta County; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; the California power crisis; the U.S. "war on terrorism" and military action by the U.S. in the Middle East; and changes in the securities markets. Therefore, the information set forth herein should be carefully considered when evaluating the business prospects of the Company and its subsidiaries. See also "Certain Additional Business Risks" on pages 24 through 25 herein, and other risk factors discussed elsewhere in this Report.

General
-------

         North Valley Bancorp (the "Company") is a bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Board of Governors"). The Company was incorporated in 1980 in the State of California. On October 11, 2000, the Company completed its plan of reorganization with Six Rivers National Bank. Unless otherwise noted, the information contained herein has been restated on a historical basis as a pooling of interests as if the Company and Six Rivers National Bank had been combined for all periods presented. On January 2, 2002, Six Rivers National Bank became a California State chartered bank and in conjunction with this charter conversion, changed its name to Six Rivers Bank ("SRB"). On January 1, 2004, Six Rivers Bank was merged with and into North Valley Bank with North Valley Bank as the surviving institution. Former branches of Six Rivers Bank continue to operate as Six Rivers Bank, a division of North Valley Bank. (For purposes herein, "NVB" shall refer to North Valley Bank including the former branches of SRB and "SRB" will refer to the former branches and operations of SRB). On August 31, 2004, the Company acquired Yolo Community Bank ("YCB") in a purchase transaction. The information contained herein contains the results of operations of YCB from September 1, 2004. The Company wholly owns its principal subsidiaries, NVB, YCB, North Valley Trading Company ("Trading Company"), which is inactive, Bank Processing, Inc. ("BPI"), a California corporation, North Valley Capital Trust I, North Valley Capital Trust II and North Valley Capital Trust III. The sole subsidiary of NVB, which is inactive, is North Valley Basic Securities (the "Securities Company").

         At December 31, 2004, the Company had approximately 390 employees, (which includes 370 full-time equivalent employees). None of the Company's employees are represented by a union and management believes that relations with employees are good.

         NVB was organized in September 1972, under the laws of the State of California, and commenced operations in February 1973. NVB is principally supervised and regulated by the California Commissioner of Financial Institutions (the "Commissioner") and conducts a commercial and retail banking business, which includes accepting demand, savings, and money market rate deposit accounts and time deposits, and making commercial, real estate and consumer loans. It also issues cashier's checks and money orders, sells travelers' checks and provides safe deposit boxes and other customary banking services. As a state-chartered insured member bank, NVB is also subject to regulation by the Federal Reserve Bank ("FRB") and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the legal limits thereupon. NVB does not offer trust services or international banking services and does not plan to do so in the near future.

         NVB (excluding the former branches of SRB) operates fourteen banking offices in Shasta and Trinity Counties, for which it has received all of the requisite regulatory approvals. The headquarters office in Redding opened in February 1973. In October 1973, NVB opened its Weaverville Office; in October 1974, its Hayfork Office; in January 1978, its Anderson Office; and in September 1979, its Enterprise Office (East Redding). On December 20, 1982, NVB acquired the assets of two branches of the Bank of California: one located in Shasta Lake and the other in Redding, California. On June 1, 1985, NVB opened its Westwood Village Office in South Redding. On November 27, 1995, NVB opened a branch located in Palo Cedro, California. On October 14, 1997, NVB relocated its branch in Shasta Lake to a new facility . NVB opened two super-market branches in 1998 located in Cottonwood, California, on January 20, 1998, and Redding, California, on September 8, 1998. On May 11, 1998, NVB opened a Business Banking Center in Redding, California, to provide banking services to business and professional clients. On August 13, 2001, the Business Banking Center, North Valley Bancorp Securities and the Company's Administrative offices moved to a new location at 300 Park Marina Drive in Redding, California. On August 5, 2002, NVB opened an Express Banking Center located at 2245 Churn Creek Road in Redding. On September 5, 2003, NVB purchased vacant land located at 480 Pioneer Avenue, Woodland, California for the purpose of constructing a full-service banking facility on this property in the future as the need arises. The second quarter of 2005 NVB plans to open loan production offices in Ukiah and Santa Rosa.

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

         Yolo Community Bank was a privately-held California banking corporation that commenced operations in 1998 and is headquartered in Woodland, California. On August 31, 2004, the Company acquired YCB in a purchase transaction. Consideration paid was a combination of $9.5 million in cash and 741,697 shares of the Company's common stock. YCB offers primarily commercial banking services to small and medium sized businesses through their branches in Woodland, Fairfield, and Roseville, California. On February 11, 2005, the name Yolo Community Bank was changed to "NVB Business Bank."

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

         North Valley Capital Trust I, North Valley Capital Trust II and North Valley Capital Trust III are unconsolidated Delaware business trusts wholly-owned by the Company and formed in 2001, 2003 and 2004, respectively, for the exclusive purpose of issuing Company obligated mandatorily redeemable cumulative Trust Preferred Securities of the related Subsidiary Grantor Trust holding solely junior subordinated debentures.

         NVB and YCB have signed agreements with Essex National Securities ("Essex") whereby Essex provides brokerage services and standardized investment advice to NVB customers at NVB administrative offices in Redding, California, SRB customers at SRB's Main office located in Eureka, California and to YCB's customers at YCB's main office in Woodland, California. NVB and YCB share in the fees and commissions paid to Essex on a pre-determined schedule.

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

                                                2004                             2003                             2002
                                   -----------------------------    -----------------------------    -----------------------------
                                    Average                          Average                          Average
                                    Balance     Interest    Rate     Balance     Interest    Rate     Balance     Interest    Rate
                                   ---------    ---------   ----    ---------    ---------   ----    ---------    ---------   ----
 Assets
 Federal funds sold                $  26,225    $     323   1.23%   $  55,817    $     596   1.07%   $  22,504    $     346   1.54%
 Investments:
    Taxable securities               187,680        7,080   3.77%     110,264        4,251   3.86%      79,847        4,224   5.29%
    Non-taxable securities(1)         28,160        2,152   7.64%      23,054        1,913   8.30%      26,756        2,312   8.64%
    FNMA Preferred Stock (1)          12,040          648   5.38%       8,639          494   5.71%         395           24   6.08%
    Interest bearing deposits
      in other financial
      institutions                       288            8   2.78%         477           16   3.35%         737           43   5.83%
                                   ---------    ---------   ----    ---------    ---------   ----    ---------    ---------   ----
 Total investments                   228,168        9,888   4.33%     142,434        6,674   4.69%     107,735        6,603   6.13%

 Total loans and leases(2)(3)        438,044       29,602   6.76%     399,217       28,595   7.16%     424,272       32,738   7.72%
                                   ---------    ---------   ----    ---------    ---------   ----    ---------    ---------   ----

 Total interest-earning
   assets/interest income            692,437       39,813   5.75%     597,468       35,865   6.00%     554,511       39,687   7.16%
                                                ---------                        ---------                        ---------

 Non-earning assets                   91,805                           80,622                           71,656
 Allowance for loan and
   lease losses                       (6,638)                          (6,734)                          (6,256)
                                   ---------                        ---------                        ---------

 Total assets                      $ 777,604                        $ 671,356                        $ 619,911
                                   =========                        =========                        =========

 Liabilities and
   Stockholders' Equity

 Transaction accounts              $ 179,474          863   0.48%   $ 151,390          835   0.55%   $ 119,081        1,008   0.85%
 Savings and money market            176,745        1,178   0.67%     148,315        1,262   0.85%     131,354        1,536   1.17%
 Time deposits                       157,522        2,637   1.67%     166,206        3,456   2.08%     177,775        5,293   2.98%
 Other borrowed funds                 63,966        2,829   4.42%      34,421        1,974   5.73%      37,852        1,955   5.17%
                                   ---------    ---------   ----    ---------    ---------   ----    ---------    ---------   ----
 Total interest-bearing
   liabilities/interest expense      577,707        7,507   1.50%     500,332        7,527   1.50%     466,062        9,792   2.10%
                                                ---------                        ---------                        ---------

 Non-interest bearing deposits       139,417                          117,287                          100,567
 Other liabilities                     9,825                            5,906                            6,703
                                   ---------                        ---------                        ---------

 Total liabilities                   726,949                          623,525                          573,332

 Stockholders' equity                 50,655                           47,831                           46,579
                                   ---------                        ---------                        ---------

 Total liabilities and
   stockholders equity             $ 777,604                        $ 671,356                        $ 619,911
                                   =========                        =========                        =========

 Net interest income / spread                   $  32,306   4.25%                $  28,338   4.50%                $  29,895   5.06%
                                                =========   ====                 =========   ====                 =========   ====

Net interest margin (4)                                     4.67%                            4.74%                            5.39%
                                                            ====                             ====                             ====

(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2) Loans on nonaccrual status have been included in the computations of average balances.
(3) Includes loan fees of $825, $228 and $337 for the years ended December 31, 2004, 2003 and 2002, respectively
(4) Net interest margin is determined by dividing net interest income by total average interest earning assets.

Rate Volume Analysis of Changes in Net Interest Income

         The following table summarizes changes in net interest income resulting from changes in average asset and liability balances (volume) and changes in average interest rates. The change in interest due to both rate and volume has been allocated to the change in volume (in thousands).

                                                 2004 Compared to 2003                    2003 Compared to 2002
                                        --------------------------------------    --------------------------------------
                                                                      Total                                     Total
                                         Average       Average       Increase      Average       Average       Increase
                                          Volume         Rate       (Decrease)      Volume         Rate       (Decrease)
                                        ----------    ----------    ----------    ----------    ----------    ----------
Interest income

Interest on fed funds sold              $     (364)   $       91    $     (273)   $      356    $     (106)   $      250

Interest on investments:
   Taxable securities                        2,920           (91)        2,829         1,173        (1,146)           27
   Non-taxable securities                      390          (151)          239          (307)          (92)         (399)
   FNMA preferred stock                        183           (29)          154           471            (1)          470
   Interest bearing deposits in other
     financial institutions                     (5)           (3)           (8)           (9)          (18)          (27)
                                        ----------    ----------    ----------    ----------    ----------    ----------
Total investments                            3,488          (274)        3,214         1,328        (1,257)           71

Interest on loans and leases                 2,617        (1,610)        1,007        (1,795)       (2,348)       (4,143)
                                        ----------    ----------    ----------    ----------    ----------    ----------

Total interest income                        5,741        (1,793)        3,948          (111)       (3,711)       (3,822)
                                        ----------    ----------    ----------    ----------    ----------    ----------

Interest expense

Transaction accounts                           135          (107)           28           178          (351)         (173)
Savings and  money market                      190          (274)          (84)          144          (418)         (274)
Time deposits                                 (145)         (674)         (819)         (241)       (1,596)       (1,837)
Other borrowed funds                         1,307          (452)          855          (197)          216            19
                                        ----------    ----------    ----------    ----------    ----------    ----------

Total interest expense                       1,487        (1,507)          (20)         (116)       (2,149)       (2,265)
                                        ----------    ----------    ----------    ----------    ----------    ----------

Total change in net interest income     $    4,254    $     (286)   $    3,968    $        5    $   (1,562)   $   (1,557)
                                        ==========    ==========    ==========    ==========    ==========    ==========

Investment Securities:
----------------------

         The Company's policy regarding investments is as follows:

         Trading Securities are carried at fair value. Changes in fair value are included in other operating income. The Company did not have any securities classified as trading at December 31, 2004, 2003, and 2002.

         Available for Sale Securities are carried at fair value and represent securities not classified as trading securities nor as held to maturity securities. Unrealized gains and losses resulting from changes in fair value are recorded, net of tax, within accumulated other comprehensive income (loss), which is a separate component of stockholders' equity, until realized. Gains or losses on disposition are recorded in other operating income based on the net proceeds received and the carrying amount of the securities sold, using the specific identification method.

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

         At December 31, the amortized cost of securities and their approximate fair value were as follows (in thousands):

                                                                              Gross           Gross          Carrying
         Available for sale securities:                      Amortized     Unrealized       Unrealized        Amount
         December 31, 2004                                      Cost          Gains           Losses       (Fair Value)
                                                            ------------   ------------    ------------    ------------
          Securities of U.S. government agencies
             and corporations                               $     19,118   $         17    $       (211)   $     18,924
          Obligations of states and political subdivisions        30,147          1,035             (46)         31,136
          Mortgage-backed securities                             148,160            206          (1,812)        146,554
          Corporate securities                                     7,989            104                           8,093
          Other securities                                        15,127             34            (907)         14,254
                                                            ------------   ------------    ------------    ------------
                                                            $    220,541   $      1,396    $     (2,976)   $    218,961
                                                            ============   ============    ============    ============
         December 31, 2003
         Securities of U.S. government agencies
            and corporations                                $     12,574   $         73    $        (14)   $     12,633
         Obligations of states and political subdivisions         25,903          1,133             (94)         26,942
         Mortgage-backed securities                              133,760            424          (1,408)        132,776
         Corporate securities                                      6,027            273             (26)          6,274
         Other securities                                         13,127             27            (734)         12,420
                                                            ------------   ------------    ------------    ------------
                                                            $    191,391   $      1,930    $     (2,276)   $    191,045
                                                            ============   ============    ============    ============

         December 31, 2002
         Securities of U.S. government agencies
            and corporations                                $     11,220   $          9                    $     11,229
         Obligations of states and political subdivisions         23,580          1,138    $        (67)         24,651
         Mortgage-backed securities                               59,915          1,108              (4)         61,019
         Corporate securities                                      8,976            520                           9,496
         Other securities                                          4,088                             (8)          4,080
                                                            ------------   ------------    ------------    ------------
                                                            $    107,779   $      2,775    $        (79)   $    110,475
                                                            ============   ============    ============    ============


         Held to maturity securities:                        Carrying
                                                               Amount         Gross           Gross
                                                            (Amortized      Unrealized      Unrealized
                                                                Cost)         Gains           Losses       Fair Value
         December 31, 2004                                  ------------   ------------    ------------   ------------
         Obligations of states and political subdivisions   $        133                  $         (2)   $        131
                                                            ============   ============    ============   ============


         December 31, 2003
         Obligations of states and political subdivisions   $      1,455   $        376                   $      1,831
                                                            ============   ============    ============   ============


         December 31, 2002
         Obligations of states and political subdivisions   $      1,455   $        388                   $      1,843
                                                            ============   ============    ============   ============

         The policy of the Company requires that management determine the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold debt securities until maturity, they are classified as investments held to maturity, and carried at amortized cost. Debt securities to be held for indefinite periods of time and not intended to be held to maturity and equity securities are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other related factors.

         Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Bank to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

         At December 31, 2004, the Company held $161,506,000 of available for sale investment securities in an unrealized loss position of which $131,818,000 were in a loss position for less than twelve months and $29,688,000 were in a loss position and had been in a loss position for twelve months or more. Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due only to interest rate fluctuations.

         Included in the above securities at December 31, 2004 were 100,000 shares of FNMA, Series M perpetual preferred stock. The coupon rate is fixed at 4.75% with a taxable-equivalent yield of 6.33%. The securities are owned at par, or $50.00 per share, for a total investment of $5,000,000 and an unrealized loss of $865,000 at December 31, 2004. The securities are callable at par on June 1, 2008. The market value per share as of December 31, 2004 was $41.35 per share.

         Management carefully evaluated the FNMA preferred stock to determine whether the decline in fair value below book value of these securities is other-than-temporary. Among other items, management reviewed relevant accounting literature which included SFAS No. 115, Statement of Auditing Standard ("SAS") 92, and Staff Accounting Bulletin ("SAB") No. 59. In conducting this assessment, management evaluated a number of factors including, but not limited to:

   o       How far fair value has declined below book value
   o       How long the decline in fair value has existed
   o       The financial condition of the issuer
   o       Rating agency changes on the issuer
   o Management's intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

         Based on this evaluation, management concluded that these securities were deemed to be temporarily impaired. Management's assessment weighed heavily on the duration of the loss, normal market fluctuations during this holding period, FNMA's response to its weaker financial condition, analysis of FNMA by rating agencies and investment bankers and the prospects for changes in long-term interest rates.

         The following table shows estimated fair value of our investment securities (other than equity securities with a fair value of approximately $14,254,000) by year of maturity as of December 31, 2004. Expected maturities, specifically of mortgage-backed securities, may differ significantly from contractual maturities because borrowers may have the right to prepay with or without penalty. Tax-equivalent adjustments have been made in calculating yields on tax exempt securities.

         Contractual Maturity Distribution and Yields of Investment Securities (in thousands):

                                   Within One      After One       After Five      After Ten         Total
                                      Year        Through Five    Through Ten        Years
                                                     Years           Years
                                  ------------    ------------    ------------    ------------    ------------
Available for Sale Securities
  Securities of U.S. government
    agencies and corporations     $      2,488    $     16,436                                    $     18,924
  Mortgage-backed
    securities                           2,385          71,350    $     65,262    $      7,557         146,554
  Tax-exempt securities                  1,029           6,715           5,018          18,374          31,136
  Corporate securities                                   2,105           3,009           2,979           8,093
                                  ------------    ------------    ------------    ------------    ------------
Total securities available
  for sale                        $      5,902    $     96,606    $     73,289    $     28,910    $    204,707
                                  ============    ============    ============    ============    ============

Weighted average yield                    3.26%           3.59%           4.11%           4.56%           3.90%


                                  ------------    ------------    ------------    ------------    ------------
Held to Maturity Securities
  Tax-exempt securities                           $        131                                    $        131
                                  ============    ============    ============    ============    ============

Weighted average yield                                    4.18%                                           4.18%

Loan and Lease Portfolio

         The Company originates loans for business, consumer and real estate activities and leases for equipment purchases. Such loans and leases are concentrated in the primary markets in which the Company operates. Substantially all loans and leases are collateralized. Generally, real estate loans are secured by real property. Commercial and other loans are secured by bank deposits or business or personal assets and leases are generally secured by equipment. The Company's policy for requiring collateral is through analysis of the borrower, the borrower's industry and the economic environment in which the loan or lease would be granted. The loans and leases are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrower.

         Major classifications of loans and leases at December 31 are summarized as follows (in thousands):

                                            2004          2003          2002          2001          2000
                                         ----------    ----------    ----------    ----------    ----------
Commercial, financial and agricultural   $   54,903    $   36,997    $   40,683    $   49,248    $   53,617
Real estate - commercial                    224,476       163,474       159,946        99,164        90,041
Real estate - construction                  115,518        37,566        25,388         9,764         4,794
Real estate - mortgage                       73,007        54,588       104,590       109,830       100,937
Installment                                  53,185        62,609        87,710       113,970       105,393
Direct financing leases                       3,790           689         1,795         3,454         5,183
Other                                        29,838        23,214        24,271        11,588         9,727
                                         ----------    ----------    ----------    ----------    ----------
    Total loans and leases receivable       554,717       379,137       444,383       397,018       369,692

Allowance for loan and lease losses          (7,217)       (6,493)       (6,723)       (5,786)       (4,964)
Deferred loan and lease (fees) costs         (1,372)           16           183          (210)          (69)
                                         ----------    ----------    ----------    ----------    ----------
    Net loans and leases                 $  546,128    $  372,660    $  437,843    $  391,022    $  364,659
                                         ==========    ==========    ==========    ==========    ==========

         At December 31, 2004 and 2003, the Company serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $105,205,000 and $129,485,000, respectively.

         The Company was contingently liable under letters of credit issued on behalf of its customers for $4,933,000 and $4,819,000 at December 31, 2004 and 2003, respectively. At December 31, 2004, commercial and consumer lines of credit, and real estate loans of approximately $46,199,000 and $121,471,000, respectively, were undisbursed. At December 31, 2003, commercial and consumer lines of credit, and real estate loans of approximately $26,492,000 and $60,817,000, respectively, were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk more than the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Company's involvement in these instruments and do not necessarily represent the actual amount subject to credit loss.

Maturity Distribution and Interest Rate Sensitivity of Loans and Commitments
----------------------------------------------------------------------------

         The following table shows the maturity of certain loan categories and commitments. Excluded categories are residential mortgages of 1-4 family residences, installment loans and lease financing outstanding as of December 31, 2004. Also provided with respect to such loans and commitments are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands):

                                          Within       After One         After
                                         One Year  Through Five Years  Five Years      Total
                                      ----------------------------------------------------------
Commercial, financial and
   agricultural                       $     30,184   $     18,979    $      5,740   $     54,903
Real Estate - construction                  72,504         40,611           2,403        115,518


Loans maturing after one year with:
   Fixed interest rates                              $     20,414    $      2,530   $     22,944
   Variable interest rates                                 39,176           5,613   $     44,789

Certificates of Deposit
-----------------------

         Maturities of time certificates of deposit outstanding of less than $100,000 and $100,000 or more at December 31, 2004 are summarized as follows (in thousands):

Remaining maturities:                                  $100,000      Less than
                                                        or more      $100,000
                                                     ------------   ------------
Three months or less                                 $     17,823   $     39,505
Over three through twelve months                           26,065         57,540
Over one year through three years                           5,509         10,645
Over three years                                              331            275
                                                     ------------   ------------

Total                                                $     49,728   $    107,965
                                                     ============   ============

         As of December 31, 2004, the Company did not have any brokered deposits. In general, it is the Company's policy not to accept brokered deposits.

Other Borrowed Funds
--------------------

                  Other borrowings outstanding as of December 31, 2004, 2003 and 2002 consist of a loan from the Federal Reserve Bank ("FRB") in the form of Treasury Tax and Loan notes which are generally required to be repaid within 30 days from the transaction date as well as Federal Home Loan Bank ("FHLB") advances. The following table summarizes these borrowings (in thousands):

                                               2004         2003         2002
                                            ----------   ----------   ----------
      Short-Term borrowings:
         FHLB advances                      $   20,094   $    7,500   $   23,500
         FRB loan                                               259           89
                                            ----------   ----------   ----------
      Total Short-Term borrowings           $   20,094   $    7,759   $   23,589
                                            ==========   ==========   ==========

      Long-Term Borrowings:
         FHLB advances                      $   37,500   $    1,700   $    9,299
                                            ----------   ----------   ----------
      Total Long-Term borrowings            $   37,500   $    1,700   $    9,299
                                            ==========   ==========   ==========


         The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities (dollars in thousands):

                                               Short Term      Long Term
                                               ----------     ----------
      Amount                                   $   20,094     $   37,500
      Maturity                                       2005      2006-2008
      Average Rates                                  2.18%          2.76%

         The following table provides information related to the Company's short-term borrowings under its security repurchase arrangements and lines of credit for the periods indicated (in thousands):

   Short-Term Borrowings

                                                  2004          2003          2002
                                               ----------    ----------    ----------
   Average balance during the year             $    4,990    $   19,798    $   26,108
   Average interest rate for the year                3.23%         3.41%         2.53%
   Maximum month-end balance during the year   $   32,000    $   32,792    $   27,000
   Average rate as of December 31,                   2.29%         4.21%         2.40%

Certain Contractual Obligations

         The following chart summarizes certain contractual obligations of the company as of December 31, 2004:

         (dollars in thousands)                                      Less than                                    More than
                                                        Total         one year      1-3 years      3-5 years       5 years
                                                     ------------   ------------   ------------   ------------   ------------
         Subordinated Debentures, fixed rate of
         10.25% payable on 2031                      $     10,310                                                $     10,310
         Subordinated Debentures, floating rate of
         6.448% payable on 2033                             6,186                                                       6,186
         Subordinated Debentures, floating rate of
         5.4925% payable on 2034                            5,155                                                       5,155
         FHLB loan, fixed rate of 2.18% payable on
         January 26, 2006                                  12,500                        12,500
         FHLB loan, fixed rate of 2.81% payable on
         January 26, 2007                                  12,500                        12,500
         FHLB loan, fixed rate of 3.30% payable on
         January 25, 2008                                  12,500                                       12,500
         Operating lease obligations                        5,251          1,113          2,233          1,315            590
         Deferred compensation(1)                           2,305            203            330            222          1,550
         Supplemental retirement plans(1)                   2,758            220            358            277          1,903
                                                     ------------   ------------   ------------   ------------   ------------
              Total                                  $     69,465   $      1,536   $     27,921   $     14,314   $     25,694
                                                     ============   ============   ============   ============   ============

(1) These amounts represent known certain payments to participants under the Company's deferred compensation and supplemental retirement plans. See Note 13 in the financial statements at Item 15 of this report for additional information related to the Company's deferred compensation and supplemental retirement plan liabilities.

Subordinated Debentures

         The Company formed North Valley Capital Trust I, North Valley Capital Trust II, and North Valley Trust III (the "Trusts") as special purpose entities ("SPE"). The Trusts are Delaware business trusts wholly owned by the Company and formed for the purpose of issuing Company obligated mandatorily redeemable cumulative Trust Preferred Securities (Trust Preferred Securities). Proceeds from the issuance of the Trust Preferred Securities were used to invest in junior subordinated debentures of the Company (Subordinated Debentures). Proceeds from the issuance of the Subordinated Debentures have been used by the Company for various corporate matters including partial funding of the YCB acquisition and stock repurchases. For financial reporting purposes, the Subordinated Debentures are included in the consolidated balance sheet. Under applicable regulatory guidelines, all of the Trust Preferred Securities currently qualify as Tier I capital.

         During the third quarter of 2001, North Valley Capital Trust I issued 10,000 Trust Preferred Securities with a liquidation value of $1,000 per security for gross proceeds of $10,000,000. The entire proceeds of the issuance were invested by North Valley Capital Trust I in $10,000,000 aggregate principal amount of 10.25% subordinated debentures due in 2031 (the Subordinated Debentures) issued by the Company. The Subordinated Debentures represent the sole assets of North Valley Capital Trust I. The Subordinated Debentures mature in 2031, bear interest at the rate of 10.25%, payable semi-annually, and are redeemable by the Company at a premium beginning on or after 2006 based on a percentage of the principal amount of the Subordinated Debentures stipulated in the Indenture Agreement, plus any accrued and unpaid interest to the redemption date. The Subordinated Debentures are redeemable at 100 percent of the principal amount plus any accrued and unpaid interest to the redemption date at any time on or after 2011. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on 2031.

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

         During the second quarter of 2004, North Valley Capital Trust III issued 5,000 Trust Preferred Securities with a liquidation value of $1,000 for gross proceeds of $5,000,000. The entire proceeds of the issuance were invested by North Valley Capital Trust III in $5,000,000 aggregate principal amount of 3.970% subordinated debentures due in 2034 (the Subordinated Debentures) issued by the Company. The Subordinated Debentures represent the sole assets of North Valley Capital Trust II. The Subordinated Debentures mature in 2034, bear an initial interest rate of 3.97%, payable quarterly, and are redeemable by the

Company at par beginning on or after May 5, 2009, plus any accrued and unpaid interest to the redemption date. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on 2034.

         Holders of the Trust Preferred Securities are entitled to cumulative cash distributions at an annual rate of 3.97% of the liquidation amount of $1,000 per security. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default in the payment of interest on the Subordinated Debentures. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities (the Guarantee). The Guarantee, when taken together with the Company's obligations under the Subordinated Debentures, the Indenture Agreement pursuant to which the subordinated Debentures were issued and the Company's obligations under the Trust Agreement governing the subsidiary trust, provide a full and unconditional guarantee of amounts due on the Trust Preferred Securities.


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

         YCB is licensed by the California Commissioner of Financial Institutions (the "Commissioner"), YCB's deposits are insured by the FDIC, and YCB is not a member of the Federal Reserve System. Consequently, YCB is subject to the supervision of, and is regularly examined by, the Commissioner and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, allowance for loan and lease losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. YCB is required to file reports with the Commissioner and the FDIC and provide such additional information as the Commissioner and the FDIC may require.

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

         The Company, and its subsidiaries, NVB and YCB, are deemed to be "affiliates" within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans between affiliates, and (b) on investments by NVB or YCB in affiliates' stock as collateral for loans to any borrower. The Company and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

         The Board of Governors and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and its banking subsidiaries are required to maintain capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves. The Company and its banking subsidiaries are subject to regulations issued by the Board of Governors and the FDIC, which require maintenance of a certain level of capital. These regulations impose two capital standards: a risk-based capital standard and a leverage capital standard.

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

         At December 31, 2004, NVB, YCB and the Company were in compliance with the risk-based capital and leverage ratios described above. See Item 8, Financial Statements and Supplementary Data and Note 18 to the Financial Statements incorporated by reference, therein, for a listing of the Company's risk-based capital ratios at December 31, 2004 and 2003.

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

         Community Reinvestment Act ("CRA") regulations evaluate banks' lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to "substantial noncompliance," and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings. NVB and YCB currently have a rating of "satisfactory" for CRA compliance.

         The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from each of the Company's subsidiary banks. The payment of cash dividends and/or management fees by NVB and YCB is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. See Item 5 below for further information regarding the payment of cash dividends by the Company and NVB.

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

         Section 313(a) of the Patriot Act prohibits any insured financial institution such as NVB and YCB from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as "shell banks"), subject to certain exceptions for regulated affiliates of foreign banks. Section 313(a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319(b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

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

         The Company and its subsidiaries are not currently aware of any account relationships between the Company and its banking subsidiaries and any foreign bank or other person or entity as described above under Sections 313(a) or 312 of the Patriot Act. The terrorist attacks on September 11, 2001 have realigned national security priorities of the United States and it is reasonable to anticipate that the United States Congress may enact additional legislation in the future to combat terrorism including modifications to existing laws such as the Patriot Act to expand powers as deemed necessary. The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation would likely increase compliance costs and thereby potentially have an adverse effect upon the Company's results of operations.

The Sarbanes-Oxley Act of 2002
------------------------------

         President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the "Act") on July 30, 2002, which addressed certain matters of corporate governance and accountability. Among other matters, key provisions of the Act and rules promulgated by the Securities and Exchange Commission pursuant to the Act include the following:

     o Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.
     o Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.
     o Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO and making issuer interference with an audit a crime.
     o Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.
     o Enhanced criminal penalties for a broad array of white collar crimes and increases in the statute of limitations for securities fraud lawsuits.
     o Disclosure of whether a company has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics. The disclosure obligation became effective for fiscal years ending on or after July 15, 2003.
     o Disclosure of whether a company's audit committee of its board of directors has a member of the audit committee who qualifies as an "audit committee financial expert." The disclosure obligation became effective for fiscal years ending on or after July 15, 2003.
     o A prohibition on insider trading during pension plan black-out periods.
     o   Disclosure of off-balance sheet transactions.
     o   A prohibition on personal loans to directors and officers.
     o Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.
     o Standards on professional conduct for attorneys requiring attorneys having an attorney-client relationship with a company, among other matters, to report "up the ladder" to the audit committee, another board committee or the entire board of directors certain material violations.
     o Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities reducing the filing deadline to within 2 business days of the date a transaction triggers an obligation to report.
     o Accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as "accelerated filers".
     o Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by "accelerated filers" as soon as reasonably practicable after such reports and material are filed with or furnished to the Securities and Exchange Commission.
         o Rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act.

         The Securities and Exchange Commission has adopted changes to the standards for the listing of issuer securities by the New York Stock Exchange and NASDAQ Stock Market. The revised standards for listing conform to and supplement Rule 10A-3 under the Securities Exchange Act of 1934, as amended, which the Securities and Exchange Commission adopted in April 2003 pursuant to the Act.

         The Company's securities are listed on the NASDAQ Stock Market. Consequently, in addition to the rules promulgated by the Securities and Exchange Commission pursuant to the Act, the Company must also comply with revised listing standards applicable to NASDAQ listed companies. Generally, listed companies were required to comply with the revised listing standards by the first annual meeting of shareholders following January 15, 2004. The revised NASDAQ listing standards applicable to the Company include the following:

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

The California Corporate Disclosure Act
---------------------------------------

         The California Corporate Disclosure Act (the "CCD Act"), became effective January 1, 2003. The CCD Act requires publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. The CCD Act requires the Company to disclose:

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

Competition
-----------

         At June 30, 2004, commercial and savings banks in competition with the Company had 287 banking offices in the counties of Del Norte, Humboldt, Mendocino, Placer, Shasta, Solano, Trinity and Yolo where the Company operates. In those 287 banking offices (which includes the Company's 23) there were $14.3 billion in total deposits of which the Company had an overall share of 4.96% Additionally, the Company competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

         Larger banks may have a competitive advantage over the Company because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services and international banking which the Company is not authorized nor prepared to offer currently. The Company has arranged with correspondent banks and with others to provide some of these services for their customers. For borrowers requiring loans in excess of each subsidiary bank's legal lending limit, the Company has offered, and intend to offer in the future, such loans on a participating basis with correspondent banks and with other independent banks, retaining the portion of such loans which is within the applicable lending limits. As of December 31, 2004, NVB's and YCB's aggregate legal lending limits to a single borrower and such borrower's related parties were $9,330,000 and $1,578,000 on an unsecured basis and $15,550,000 and $2,630,000 on a fully secured basis, based on regulatory capital of $62,201,000 and $10,521,000, respectively.

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

         In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. Based upon the above risk-based assessment rate schedule, NVB's and YCB's current capital ratios and NVB's and YCB's current levels of deposits, NVB and YCB anticipates no change in the assessment rate applicable during 2004 from that in 2003.

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

         The Financial Services Modernization Act of 1999 (the "FSMA") eliminated most of the remaining depression-era "firewalls" between banks, securities firms and insurance companies which was established by Banking Act of 1933, also known as the Glass-Steagall Act ("Glass-Steagall). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The FSMA repealed
Section 20 of Glass-Steagall, which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as "financial holding companies" can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The FSMA includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a "financial holding company" or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a "financial holding company" structure authorized by the FSMA.

         Prior to the FSMA, significant restrictions existed on the affiliation of banks with securities firms and on the direct conduct by banks of securities dealing and underwriting and related securities activities. Banks were also (with minor exceptions) prohibited from engaging in insurance activities or affiliating with insurers. The FSMA removeed these restrictions and substantially eliminated the prohibitions under the Bank Holding Company Act on affiliations between banks and insurance companies. Bank holding companies, which qualify as financial holding companies through an application process, can now insure, guarantee, or indemnify against loss, harm, damage, illness, disability, or death; issue annuities; and act as a principal, agent, or broker regarding such insurance services.

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

         One further effect of FSMA was to require that federal financial institution and securities regulatory agencies prescribe regulations to implement the policy that financial institutions must respect the privacy of their customers and protect the security and confidentiality of customers' non-public personal information. These regulations will require, in general, that financial institutions (1) may not disclose non-public personal information of customers to non-affiliated third parties without notice to their customers, who must have opportunity to direct that such information not be disclosed; (2) may not disclose customer account numbers except to consumer reporting agencies; and (3) must give prior disclosure of their privacy policies before establishing new customer relationships.

         The Company, NVB, and YCB have not determined whether they may seek to acquire and exercise new powers or activities under the FSMA, and the extent to which competition will change among financial institutions affected by the FSMA has not yet become clear.

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

         Shares of Company Common Stock eligible for future sale could have a dilutive effect on the market for Company Common Stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 20,000,000 shares of common stock, of which 7,311,726 were outstanding at December 31, 2004. Pursuant to its stock option plans, at December 31, 2004, the Company had outstanding options to purchase 1,057,748 shares of Company Common Stock. As of December 31, 2004, 986,581 shares of Company Common Stock remained available for grants under the Company's stock option plans. Sales of substantial amounts of Company Common Stock in the public market could adversely affect the market price of Common Stock.

         A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2004, real estate served as the principal source of collateral with respect to approximately 75% of the Company's loan portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available-for-sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value for Company Common Stock. Acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

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

Recent Accounting Pronouncements
--------------------------------

Other-Than-Temporary Impairment of Securities
---------------------------------------------

         In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 includes additional guidance for evaluating and recording impairment losses on debt and equity investments, as well as disclosure requirements for investments that are deemed to be temporarily impaired. The proposed guidance indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary. In September 2004, the FASB delayed the effective date of the recognition and measurement guidance of EITF 03-1, pending further deliberations. The disclosures for investments that are deemed temporarily impaired are included in Note 3 to the consolidated financial statements. Once the FASB has reached a final decision on the measurement and recognition provisions, management of the Company will evaluate the impact of the adoption of EITF 03-1.

Share-Based Payments
--------------------

         In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.


Accounting for Certain Loans or Debt Securities Acquired in a Transfer
----------------------------------------------------------------------

         In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer
(SOP). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It also includes such loans acquired in purchase business combinations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted and requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.

         This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within its scope. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

         This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. In management's opinion, the adoption of this pronouncement will not have a material impact on the Company's financial position or results of operations.

ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

         The Company's principal executive and administrative office is located in a leased building at 300 Park Marina Circle, Redding, Shasta County, California.

         The following table sets forth information about the Company's premises:

                  Description                              Office Type                  Owned/Leased
----------------------------------------------------------------------------------------------------------
North Valley Bank:
Redding                                                                    Branch                   Owned
Westwood                                                                   Branch                  Leased
Shasta Lake                                                                Branch                   Owned
Country Club                                                               Branch                   Owned
Weaverville                                                                Branch                   Owned
Hayfork                                                                    Branch                   Owned
Buenaventura                                                   Supermarket Branch                  Leased
Anderson                                                                   Branch                   Owned
Enterprise                                                                 Branch                   Owned
Cottonwood                                                     Supermarket Branch                  Leased
Palo Cedro                                                                 Branch                  Leased
Churn Creek                                                                Branch                   Owned
Woodland                                                       Land-Future Branch                   Owned
Redding Warehouse                                                Storage Facility                  Leased
Park Marina Circle                                         Administrative/ Branch                  Leased
Park Marina                                                                Branch                  Leased
BPI                                                Data Processing/Administrative                   Owned
Ukiah                                                      Loan Production Office                  Leased
Santa Rosa                                                 Loan Production Office                  Leased
Eureka Mall                                                                Branch                  Leased
McKinleyville                                                              Branch                  Leased
Crescent City                                                              Branch                   Owned
Eureka Downtown                                                            Branch                   Owned
Ferndale                                                                   Branch                   Owned
Garberville                                                                Branch                  Leased
Willits                                                                    Branch                  Leased

Yolo Community Bank:
Woodland                                                   Administrative/ Branch                  Leased
Roseville                                                                  Branch                  Leased
Fairfield                                                                  Branch                  Leased

         From time to time, the Company, through NVB and YCB, acquires real property through foreclosure of defaulted loans. The policy of the Company is not to use or permanently retain any such properties but to resell them when practicable.

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

         The following table summarizes the Common Stock high and low trading prices traded during the two year period ended December 31, 2004 as reported on the Nasdaq Stock Market and the cash dividends declared on the common stock during the same period. All per share data has been retroactively restated to give effect for the three-for-two stock split approved by the Board of Directors on March 11, 2003 and payable in the form of a stock dividend to shareholders of record on April 15, 2003.

                             Price of Common        Cash Dividends
                                  Stock                Declared
                          -------------------------------------------
Quarter Ended:                High          Low
                            --------      -------

          March 31, 2003    $  13.71      $ 12.14          $    0.10
           June 30, 2003       16.97        13.76               0.10
      September 30, 2003       16.25        14.92               0.10
       December 31, 2003       16.01        15.15               0.10

          March 31, 2004    $  17.89      $ 14.97          $    0.10
           June 30, 2004       18.22        15.52               0.10
      September 30, 2004       17.87        15.80               0.10
       December 31, 2004       19.64        17.25               0.10

         The Company had approximately 1,005 shareholders of record as of December 31, 2004.

         The Company's primary source of funds for payment of dividends to its shareholders is the receipt of dividends from NVB and YCB. The payment of dividends by a California State chartered bank is subject to various legal and regulatory restrictions. See "Supervision and Regulation" in Item 1, Description of Business, for information related to shareholder and dividend matters including information regarding certain limitations on payment of dividends.

         The following tables summarize the fourth quarter stock repurchase activity for the Company's current Stock Repurchase Program.

        Period                              Total Number      Average Price     Number of            Maximum
        ------                              of Shares         Paid per Share    Shares               number of
                                            Purchased         --------------    Purchased as         Shares that
                                            ---------                           Part of Publicly     May Yet Be
                                                                                Announced            Purchased
                                                                                Plans or             Under the
                                                                                Programs             Plans or
                                                                                --------             Programs
                                                                                                     ---------
        October 1 thru December 31, 2004           0                    0                0               10,454


         The above repurchase program - announced on July 28, 2003 and still in effect, is the seventh such plan announced by the Company since May of 2001. The program calls for the repurchase of up to 3.0% of the Company's outstanding shares, or 199,154 shares. The repurchases will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under this program will be retired. The number, price and timing of the repurchases shall be at the Company's sole discretion and the program may be re-evaluated depending on market conditions, liquidity needs or other factors. The Board of Directors, based on such re-evaluations, may suspend, terminate, modify or cancel the program at any time without notice. No shares were repurchased during 2004.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

North Valley Bancorp & Subsidiaries
(dollars in thousands except per share data)
FOR THE YEAR ENDED DECEMBER 31                2004          2003          2002          2001          2000
                                           ----------    ----------    ----------    ----------    ----------
SUMMARY OF OPERATIONS
Total interest income                      $   38,937    $   35,100    $   38,902    $   39,811    $   39,966
Total interest expense                          7,507         7,527         9,792        15,475        16,235
                                           ----------    ----------    ----------    ----------    ----------
Net interest income                            31,430        27,573        29,110        24,336        23,731
Provision for  loan and lease losses              271            --         1,795         1,370         1,670
                                           ----------    ----------    ----------    ----------    ----------
Net interest income after
  provision for loan and lease losses          31,159        27,573        27,315        22,966        22,061
Total non interest income                       9,456        11,265         9,313         8,852         6,872
Total non interest expense                     28,658        27,262        24,728        22,090        24,236
                                           ----------    ----------    ----------    ----------    ----------
Income before provision for income taxes       11,957        11,576        11,900         9,728         4,697
Provision for income taxes                      3,578         3,605         3,836         3,062         1,609
                                           ----------    ----------    ----------    ----------    ----------
Net Income                                 $    8,379    $    7,971    $    8,064    $    6,666    $    3,088
                                           ==========    ==========    ==========    ==========    ==========
Performance ratios:
  Return on average assets                       1.08%         1.19%         1.30%         1.18%         0.58%
  Return on average equity                      16.54%        16.66%        17.31%        13.11%         5.82%
Capital Ratios:
Risk based capital:
  Tier 1 (4% Minimum Ratio)                     10.60%        12.34%        11.33%        11.57%        13.05%
  Total (8% Minimum Ratio)                      11.73%        13.77%        12.58%        12.82%        14.30%
Leverage Ratio                                   7.89%         8.49%         8.59%         8.37%         9.73%
BALANCE SHEET DATA AT DECEMBER 31
Assets                                     $  866,231    $  677,693    $  656,080    $  594,973    $  540,221
Investment securities and
  federal funds sold                       $  219,734    $  224,010    $  133,330    $  132,881    $  105,235
Net loans                                  $  546,128    $  372,660    $  437,843    $  391,022    $  364,659
Deposits                                   $  711,654    $  598,314    $  555,053    $  514,278    $  460,291
Stockholders' equity                       $   65,448    $   46,053    $   50,029    $   43,678    $   54,857
COMMON SHARE DATA
Earnings per share(1)
  Basic                                    $     1.24    $     1.19    $     1.15    $     0.84    $     0.35
  Diluted                                  $     1.17    $     1.13    $     1.11    $     0.82    $     0.35
Book value (2)                             $     8.95    $     7.10    $     7.20    $     6.26    $     6.30
Dividend payout ratio                            34.2%        35.40%        28.96%        31.50%        54.86%
Shares outstanding                          7,311,726     6,488,073     6,951,142     6,976,584     8,708,124

(1) All share and per share amounts have been adjusted to give effect to a three for two stock split on May 15, 2003.
(2) Represents stockholders' equity divided by the number of shares of common stock outstanding at the end of the period indicated.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

         Certain statements in this Form 10-K (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the Banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in the Northern California region; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; the California power crisis; the U.S. "war on terrorism" and military action by the U.S. in the Middle East; and changes in the securities markets.

Critical Accounting Policies
----------------------------

General

         North Valley Bancorp's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). The financial information contained within our financial statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact the accounting for such transactions could change.

         A summary of the Company's most significant accounting policies and accounting estimates is contained in Note 1 to the consolidated financial statements. An accounting estimate recognized in the financial statements is a critical accounting estimate if the accounting estimate requires management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made and different estimates that management could reasonably have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the Company's financial condition, changes in financial condition, or results of operations. Management considers the Company's allowance for loan losses, pro forma costs related to the Company's share-based payments programs, and management's assessment of goodwill and investment impairment to be critical accounting policies.


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

         The allowance for loan and lease losses is established through a provision for loan and lease losses based on management's evaluation of the risks inherent in the loan and lease portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan and lease loss experience, and the Company's underwriting policies. The allowance for loan and lease losses is maintained at an amount management considers adequate to cover losses in loans and leases receivable which are considered probable and estimable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

Share Based Payments

         At December 31, 2004, the Company has three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan, which are described more fully in Note 14 to the Consolidated Financial Statements included herein in Item 15 - Financial Statements and Supplementary Data. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income under the Employee Plan, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in the financial statements for the Director Plans over the vesting period for the difference between the fair value of the shares at the date of the grant and the exercise price, which is equal to 85% of the fair value at the date of the grant. For further information regarding the proforma effect on reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", see Note 1 to the Consolidated Financial Statements in Item 15 - Financial Statements and Supplementary Data.

         In December 2004, the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures referred to above.

         Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, forfeiture rates and the expected lives of such options.

Goodwill

Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. Goodwill of $15,281,000 was recorded in the Company's acquisition of YCB. The value of goodwill is ultimately derived from the Company's ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill will be assessed for impairment at a reporting unit level at least annually. Management will conduct its first assessment of impairment during the third quarter of 2005 or earlier if events and circumstances warrant such an assessment.

Impairment of Investment Securities

Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, the financial condition of the issuer, rating agency changes related to the issuer's securities and the intent and ability of the Bank to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings equal is recognized.


Overview

             North Valley Bancorp (the "Company") is a bank holding company for North Valley Bank ("NVB"), a state-chartered, Federal Reserve Member bank and Yolo Community Bank ("YCB"), a state-chartered bank. NVB operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with twenty-one branches, which include the former branches of SRB and two supermarket branches in Northern California. YCB operates out of its main office located at 200 Main Street, Woodland, California, with branches also in Roseville and Fairfield, California. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues.

         The acquisition of YCB on August 31, 2004 was accounted for under the purchase method of accounting. Under this method, the results of operations of the Company only include the results of operations of YCB since the acquisition date.

Earnings Summary
----------------

For the year ended December 31,
(in thousands except per share           2004           2003           2002
amounts)                              ----------     ----------     ----------

Net interest income                   $   31,430     $   27,573     $   29,110
Provision for loan and lease losses         (271)            --         (1,795)
Noninterest income                         9,456         11,265          9,313
Noninterest expense                      (28,658)       (27,262)       (24,728)
Provision for income taxes                (3,578)        (3,605)        (3,836)
                                      ----------     ----------     ----------
Net income                            $    8,379     $    7,971     $    8,064
                                      ==========     ==========     ==========

Earnings Per Share
    Basic                             $     1.24     $     1.19     $     1.15
                                      ==========     ==========     ==========
    Diluted                           $     1.17     $     1.13     $     1.11
                                      ==========     ==========     ==========

Return on Average Assets                    1.08%          1.19%          1.30%
Return on Average Equity                   16.54%         16.66%         17.31%


         For the year ended December 31, 2004, the Company recorded net income of $8,379,000 as compared to $7,971,000 in 2003 and $8,064,000 in 2002. On a per
share basis, diluted earnings per share was $1.17 for the year ended December 31, 2004 compared to $1.13 in 2003 and $1.11 for the same period in 2002.

         The increase in net income for the year ended December 31, 2004 from 2003 was due to an increase in net interest income of $3,857,000 partially offset by a decrease in non-interest income of $1,809,000 and an increase in non-interest expense of $1,396,000. The increase in net interest income was due to growth in total average loans of $38,827,000 in 2004 compared to 2003 of which $25,835,000 was due to the acquisition of YCB and the remainder was organic growth primarily in Commercial Real Estate and Construction Loans. The decrease in non-interest income is due to gains on sales of mortgage loans recorded in 2003 of $1,917,000 compared to $20,000 in 2004. The gains in 2003 were the result of a strategic decision in early 2003 to sell all new fixed-rate mortgages into the secondary market due to the record low interest rate environment rather than hold them in the portfolio as is the Company's normal practice. The Company reverted back to holding these mortgages in the portfolio in early 2004 and will continually analyze this strategy as an effective tool in asset/liability management.

         For the year ended December 31, 2004, the Company paid or declared quarterly dividends totaling $2,771,000 to stockholders of the Company. The Company's return on average total assets and average stockholders' equity were 1.08% and 16.54% for the period ended December 31, 2004, compared with 1.19% and 16.66% for the same period in 2003 and 1.30% and 17.31% for the same period in 2002.


Net Interest Income
-------------------

         Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. For the year ended December 31, 2004, net interest income was $31,430,000 compared to $27,573,000 for 2003 and $29,110,000 for 2002. The increase in net interest income in 2004 of $3,857,000 was primarily due to an increase in interest income of $3,837,000 coupled with a small decrease in interest expense of $20,000.

         During 2004, average interest-earning assets increased by $94,969,000 from 2003 but the average yield on those assets, on a tax equivalent basis, decreased from 6.00% in 2003 to 5.75% in 2004. Of this increase in average interest-earning assets, $34,284,000 was due to the August 31, 2004 acquisition of YCB--the full impact of YCB's assets will be felt in 2005 when the Company completes its first full year of operations including YCB. Average interest-bearing liabilities also increased, from $500,332,000 in 2002 to $577,707,000 in 2004. This increase in interest-bearing liabilities added to interest expense but was more than offset by the reduction in the average rate paid on interest-bearing liabilities which decreased from 1.50% in 2003 to 1.30% in 2004 resulting in the slight reduction in interest expense. The decrease in net interest income from 2002 to 2003 of $1,537,000 was primarily due to a decrease in interest income of $3,802,000 partially offset by a decrease in interest expense $2,265,000 due to yields on earning assets decreasing at a faster rate than rates paid on interest-bearing liabilities.

         The net interest margin ("NIM") is calculated by dividing net interest income by average interest-earning assets and is calculated using a fully taxable equivalent basis. The NIM for the year ended December 31, 2004 was 4.67% as compared to 4.74% for 2003 and 5.39% in 2002. The decrease in the NIM in 2004 was a result of a decrease in average yields on interest-earning assets of 0.25% partially offset by a decrease in the average rate paid on interest bearing liabilities of 0.20%.

Noninterest Income
------------------

         Total noninterest income decreased $1,809,000 to $9,456,000 for the year ended December 31, 2004 from $11,265,000 for the same period in 2003 and $9,313,000 in 2002. This decrease in 2004 is mainly the result of gains on loan sales recorded in 2003 of $1,917,000 compared to $20,000 in 2004 (in 2003, the Company was selling nearly all fixed rate 30- and 15- mortgages to reduce interest rate risk and keep the duration of the loan portfolio relatively short during the historically low interest rate environment in 2003). In addition, in 2004 earnings on the cash surrender value of life insurance decreased by $201,000 (due to lower earnings rates) , gains on sales and calls of securities decreased $191,000 (due to lower volume of calls) and other income decreased $115,000. Service charge income and other fee income for 2004 increased by $415,000 and $180,000, respectively, compared to 2003. The increases in service charge income and other fee income was due to normal deposit growth during 2004. The increase in non-interest income in 2003 was primarily the result of an increase of $1,461,000 in gains on loan sales and an increase in earnings on cash surrender value of life insurance policies of $257,000.

Noninterest Expense
-------------------

The following table is a summary of the Company's noninterest expense for the periods indicated (in thousands):

                                             2004         2003         2002
                                          ----------   ----------   ----------

Salaries & employee benefits              $   14,741   $   13,504   $   12,480
Equipment expense                              2,199        2,614        1,873
Occupancy expense                              1,966        1,720        1,554
Professional services                          1,002          952          886
ATM & online banking expense                     718        1,007          906
Printing & supplies                              569          508          640
Postage                                          486          513          535
Messenger expense                                449          336          403
Data processing expense                        1,093          161          192
Merger & integration expense                     121           --           --
Other                                          5,314        5,947        5,259
                                          ----------   ----------   ----------
  Total noninterest expense               $   28,658   $   27,262   $   24,728
                                          ==========   ==========   ==========

         Total noninterest expense increased $1,396,000 to $28,658,000 for the year ended December 31, 2004, from $27,262,000 for the same period in 2003 and 24,728,000 in 2002. The increase in 2004 was primarily a result of a $1,237,000 increase in salaries and benefits of which $811,000 was due to YCB and the inclusion of YCB operations for the last four months of 2004. Excluding YCB, salaries and benefits increased by $426,000 over 2003, a 3.2% increase. Occupancy expense increased in 2004 due to the leasing of additional administrative facilities during 2004 and $141,000 was attributable to YCB. Equipment expense decreased by $415,000 due to additional costs incurred in 2003 due to of the Company's new core processing system which was installed in November of 2002. ATM and online banking expense decreased in 2004 due to reduced ATM processing costs. Data processing costs increased due to the outsourcing of the administration of the Company's local area network and wide area networks (LAN/WAN). This outsourcing resulted in a decrease of four full time employees and the elimination of certain other vendors. Messenger expense increased in 2004 due to higher fuel costs and the inclusion of YCB ($51,000). Other expense decreased due to lower marketing expenses and a decrease in overdraft losses primarily associated with the Company's free checking account program.

         In 2003, total noninterest expense increased $2,534,000 to $27,262,000 from $24,728,000 for the same period in 2002. The increase was primarily a result of a $1,024,000 increase in salaries and benefits, an increase in equipment expense of $741,000 and an increase in other expense of $688,000.

Income Taxes
------------

         The provision for income taxes for the year ended December 31, 2004 was $3,578,000 as compared to $3,605,000 for the same period in 2003 and $3,836,000 for 2002. The effective income tax rate for state and federal income taxes was 29.9%, for the year ended December 31, 2004 compared to 31.1% for the same period in 2003 and 32.2% for the same period in 2002. The difference in the effective tax rate compared to the statutory tax rate (42.05%) is primarily the result of the Company's investment in municipal securities and other equity securities that qualify for the dividend received deduction and the earnings from the cash surrender value of life insurance policies. Interest earned on municipal securities, and the dividends received deduction are exempt from federal income tax. Earnings on life insurance policies are exempt from both federal income and California franchise tax. As such, all of these investment strategies lower the Company's effective tax rate.

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

         At December 31, 2004 and 2003, the recorded investment in loans and leases for which impairment has been recognized was approximately $1,202,000 and $1,636,000. Of the 2004 balance, approximately $403,000 has a related valuation allowance of $202,000. Of the 2003 balance, approximately $535,000 has a related valuation allowance of $267,000. For the years ended December 31, 2004, 2003 and 2002, the average recorded investment in loans and leases for which impairment has been recognized was approximately $1,136,000, $1,515,000 and $948,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $18,000, $51,000 and $63,000 for cash payments received in 2004, 2003 and 2002.

         Loans and leases on which the accrual of interest has been discontinued are designated as nonaccrual loans and leases. Accrual of interest on loans and leases is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal (except that when management believes a loan is well secured and in the process of collection, interest accruals are continued on loans deemed by management to be fully collectible). When a loan or lease is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans and leases when, in the judgment of management, the loans and leases are estimated to be fully collectible as to both principal and interest.

         Nonperforming assets at December 31 are summarized as follows (in thousands):

                                                2004       2003       2002       2001       2000
                                              --------   --------   --------   --------   --------
Nonaccrual loans and leases                   $  1,155   $  1,615   $  1,452   $    867   $    780
Loans and leases 90 days past due but still
  accruing interest                              1,015      1,395        864        848        561
Restructured loans
Other real estate owned                             --         --         55        287        341
                                              --------   --------   --------   --------   --------
  Total nonperforming assets                  $  2,170   $  3,010   $  2,371   $  2,002   $  1,682
                                              ========   ========   ========   ========   ========

         If interest on nonaccrual loans and leases had been accrued, such income would have approximated $20,000 in 2004, $50,000 in 2003 and $81,000 in 2002. Interest income of $18,000 in 2004, $51,000 in 2003 and $63,000 in 2002
was recorded when it was received on the nonaccrual loans and leases.

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

         At December 31, 2004, there were no commitments to lend additional funds to borrowers whose loans or leases were classified as nonaccrual.

Allowance for Loan and Lease Losses
-----------------------------------

         The following table summarizes the Company's loan and lease loss experience for the years ended December 31 (dollars in thousands):

                                               2004          2003          2002          2001          2000
                                            ----------    ----------    ----------    ----------    ----------
Average loans and leases outstanding        $  438,044    $  399,217    $  424,272    $  378,190    $  342,831
Allowance for loan and lease losses
  at beginning of period                         6,493         6,723         5,786         4,964         4,606
Loans and leases charged off:
  Commercial, financial and agricultural           219            63           271           213         1,276
  Real Estate - construction                        --            --            --            --            --
  Real Estate - mortgage                            53             2             7            27            53
  Installment                                      609           715           924           610           269
  Other                                              9           139            22            72            79
                                            ----------    ----------    ----------    ----------    ----------
Total loans and leases charged off                 890           919         1,224           922         1,677
Recoveries of loans and leases previously
  charged off:
  Commercial, financial and agricultural           128           527           209           194           262
  Real Estate - construction
  Real Estate - mortgage                             5            16             1             1            --
  Installment                                      175           138           156           169            89
  Other                                             16             8            --            10            14
                                            ----------    ----------    ----------    ----------    ----------
Total recoveries of loans and leases
  previously charged off                           324           689           366           374           365
                                            ----------    ----------    ----------    ----------    ----------
Net loans and leases charged off                   566           230           858           548         1,312
Provisions for loan and lease losses               271            --         1,795         1,370         1,670
Allowance acquired (YCB)                         1,019
                                            ----------    ----------    ----------    ----------    ----------

Balance of allowance for loan and lease
  losses at end of period                   $    7,217    $    6,493    $    6,723    $    5,786    $    4,964
                                            ==========    ==========    ==========    ==========    ==========

Ratio of net charge-offs to average loans
  and leases outstanding                          0.13%         0.06%         0.20%         0.15%         0.38%
Allowance for loan and lease losses to
  total loans and leases                          1.30%         1.71%         1.51%         1.46%         1.34%


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

                 The formula allowance is adjusted for qualitative factors that are based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated in connection with the unallocated allowance at December 31, 2004 included the following, which existed at the balance sheet date:

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

         The $7,217,000 in formula and specific allowances reflects management's estimate of the inherent loss in various pools or segments in the portfolio and individual loans and leases, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio. The level of formula allowance is consistent from 2003 to 2004.

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

                                     2004                       2003                       2002
                           -----------------------    -----------------------    -----------------------
                            Allowance        %         Allowance        %         Allowance        %
                               For          Of            For          of            For          Of
                             Losses      Loans and      Losses      Loans and      Losses      Loans and
                                          Leases                     Leases                     Leases
                           ----------   ----------    ----------   ----------    ----------   ----------
Loan and Lease
  Categories:
Commercial, financial
  agricultural             $    4,282         50.3%   $    3,387         52.9%   $    3,070         45.2%
Real Estate-construction        1,106         20.8%          530          9.9%          325          5.7%
Real Estate-mortgage              181         13.2%          212         14.4%          390         23.5%
Installment                       729          9.6%        1,107         16.5%        1,608         19.7%
Other                             442          6.1%           64          6.3%          232          5.9%
Unallocated                       477           --%        1,193           --%        1,098           --%
                           ----------   ----------    ----------   ----------    ----------   ----------
  Total                    $    7,217        100.0%   $    6,493        100.0%   $    6,723        100.0%
                           ==========   ==========    ==========   ==========    ==========   ==========

Liquidity and Interest Rate Sensitivity
---------------------------------------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the pay-downs and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $26,000,000 as of December 31, 2004 were available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank ("FHLB") providing an additional line of credit of $97,356,000 secured by first deeds of trust on eligible 1-4 unit residential loans and qualifying investment securities. The Company also had a line of credit with the Federal Reserve Bank ("FRB") of $3,128,000 secured by first deeds of trust on eligible commercial real estate loans. As of December 31, 2004, borrowings of $57,594,000 were outstanding with the FHLB, and $21,000,000 was outstanding in the form of Subordinated Debentures.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $243,809,000 and $252,146,000 (or 28.2% and 37.2% of total assets) at December 31, 2004 and December 31, 2003, respectively. Total liquid assets for December 31, 2004 and December 31, 2003 include investment securities of $133,000 and $1,455,000 respectively, classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $661,926,000 and $546,866,000 at December 31, 2004 and December 31, 2003, respectively.

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

Basis Risk
----------

         The third interest-related risk, basis risk, arises from the fact that interest rates rarely change in a parallel or equal manner. The interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. For example, while the repricing of a specific asset and a specific liability may occur at roughly the same time, the interest rate on the liability may rise one percent in response to rising market rates while the asset increases only one-half percent. While the Company would appear to be evenly matched with respect to mismatch risk, it would suffer a decrease in net interest income. This exposure to basis risk is the type of interest risk least able to be managed, but is also the least dramatic. Avoiding concentrations in only a few types of assets or liabilities is the best means of increasing the chance that the average interest received and paid will move in tandem. The wider diversification means that many different rates, each with their own volatility characteristics, will come into play.

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

         The hypothetical impact of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures. The results for the Company's December 31, 2004 analysis indicates fairly typical results for changes in net economic value and changes in net interest income over a one-year period given the same interest rate shocks. This is also where Management wants to position the balance sheet at this time given the current state of the economy. Management believes that short and medium term interest rates will continue to increase slowly and this interest rate risk position will allow the Company to take advantage of future changes in interest rates.

                                   Shocked by -2%         Shocked by +2%
                                   --------------         --------------
Net interest income                     -8.8%                  4.4%
Net economic value                      13.3%                 -4.5%

         For the modeling, the Company has made certain assumptions about the duration of its non-maturity deposits that is based on an analysis performed on the Company's database to determine average length of deposit accounts. This assumption is important to determining net economic value at risk. The Company has compared its assumptions with those used by other financial institutions.

Financial Condition as of December 31, 2004 as Compared to December 31, 2003
----------------------------------------------------------------------------

         Total assets at December 31, 2004, were $866,231,000 compared to December 31, 2003 assets of $677,693,000. The acquisition of YCB provided an additional $83.3 million in total loans and $96.4 million in total deposits.

         Investment securities and federal funds sold decreased $4,276,000 from 2003 to 2004 and totaled $219,734,000 at December 31, 2004, compared to $224,010,000 at December 31, 2003.

         During 2004, net loans increased 46.5% to $546,128,000 from $372,660,000 at December 31, 2003. Of this increase, $81,922,000 or 47.2% was attributable to the acquisition of YCB. Loans are the Company's largest component of earning assets. The Company's average loan to deposit ratio decreased to 67.1% in 2004 compared to 68.5% in 2003. The loan to deposit ratio as of December 31, 2004 was 76.7% compared to 62.3% as of December 31, 2003.

         During 2004, total deposits increased 18.9% to $711,654,000 compared to $598,314,000 at December 31, 2003. Of this $113,340,000 increase, $96,359,000 or
85.0% was attributable to the YCB acquisition. Excluding the effect of the YCB acquisition, non-interest bearing demand, interest-bearing demand and savings deposits increased $48,038,000 while certificates of deposits decreased $31,057,000. The increase in demand deposits was due to a significant number of new accounts opened during 2004, which is attributed to the continued success of the Company's "High Performance Checking Program".

Capital Resources
-----------------

         The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company's ability to earn a high rate of return on shareholders' equity (ROE). Stockholders' equity increased to $65,448,000 as of December 31, 2004, as compared to $46,053,000 at December 31, 2003. The increase was primarily the result of the issuance of 741,697 shares of the Company's common stock as partial consideration for the YCB acquisition which increased capital stock by $12,676,000, net income of $8,379,000 partially offset by cash dividends of $2,771,000. Under current regulations, management believes that the Company meets all capital adequacy requirements. The following table displays the Company's capital ratios at December 31, 2004 (dollars in thousands).
                                                               Minimum For
                                                            Capital Adequacy
                                      Capital       Ratio       Purposes
                                    ----------------------------------------
Company:
  Tier 1 capital
      (to average assets)           $   67,642       7.89%        4.00%
  Tier 1 capital
      (to risk weighted assets)     $   67,642      10.60%        4.00%
  Total capital
      (to risk weighted assets)     $   74,859      11.73%        8.00%

Impact of Inflation
-------------------

         Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetarily based items. The relatively low proportion of the Company's fixed assets (approximately 1.6% at December 31, 2004) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

         Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics or embedded features. The Company currently has not entered into any freestanding derivative contracts and did not identify any embedded derivatives requiring bifurcation at December 31, 2004 or 2003. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and generally require collateral from the borrower. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

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

         The following table discloses the Company's condensed selected quarterly financial data for each of the quarters in the two-year period ended December 31, 2004. Earnings per share data has been retroactively restated to give effect to the three-for-two split approved by the Board of Directors on March 11, 2003, and paid in the form of a stock dividend on May 15, 2003 to shareholders of record on April 15, 2003.

                                                                  For the Quarter Ended
                          -----------------------------------------------------------------------------------------------------
                             March        June      September     December       March        June      September     December
(in thousands)               2004         2004         2004         2004         2003         2003         2003         2003
                          ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Interest income           $    8,846   $    9,075   $    9,719   $   11,297   $    9,192   $    8,852   $    8,550   $    8,506
Interest expense               1,802        1,821        1,918        1,966        2,080        1,944        1,821        1,682
                          ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Net interest income          7,044        7,254        7,801        9,331        7,112        6,908        6,729        6,824
Provision for loan and
  lease losses                    --           --          216           55           --           --           --           --
Noninterest income             2,461        2,250        2,399        2,346        2,720        3,154        2,667        2,724
Noninterest expense            6,590        6,660        7,004        8,404        6,696        6,949        6,899        6,718
                          ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income before provision
  for income taxes             2,915        2,844        2,980        3,218        3,136        3,113        2,497        2,830
Provision for income
taxes                            841          862          912          963        1,039          977          680          909
                          ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income                $    2,074   $    1,982   $    2,068   $    2,255   $    2,097   $    2,136   $    1,817   $    1,921
                          ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

Earnings Per Share
    Basic                 $     0.32   $     0.30   $     0.28   $     0.31   $     0.31   $     0.31   $     0.28   $     0.29
                          ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
    Diluted               $     0.30   $     0.29   $     0.26   $     0.29   $     0.29   $     0.30   $     0.26   $     0.28
                          ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         None

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

         Evaluation of Disclosure Controls and Procedures. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2004. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

         Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management's statement as to the framework used to evaluate the effectiveness of, and management's assessment of the effectiveness of, the Company's internal control over financial reporting as of December 31, 2004, appears in this report at page 46 and is incorporated by this reference. The Company's registered public accounting firm has issued a report on management's assessment of the Company's internal control over financial reporting which appears on page 47 of this report and is incorporated here by this reference. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected or is reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
---------------------------

         None.


PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
-----------------------------------------------------------------------------
SECTION 16(a) OF THE EXCHANGE ACT
---------------------------------

         The information concerning directors and executive officers required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission (the "Commission") entitled "Election of Directors" (not including the share information included in the beneficial ownership tables nor the footnotes thereto nor the subsections entitled "Committees of the Board of Directors", "Compensation Committee Interlocks and Insider Participation" and "Meetings of the Board of Directors") and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

         The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company to be filed with the Commission entitled "Executive Compensation" and the subsection entitled "Election of Directors - Compensation Committee Interlocks and Insider Participation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

         The information required by this item is incorporated by reference from sections of the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled "Election of Directors - Security Ownership of Certain Beneficial Owners and Management", as to share information in the tables of beneficial ownership and footnotes thereto and "Securities Authorized for Issuance Under Equity Compensation Plan".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

         The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Commission, entitled "Certain Relationships and Related Transactions".

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
------------------------------------------------

         The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Commission, entitled "Principal Accounting Fees and Services".

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------

         (a)      The following documents are filed as part of the report:
                  1. Financial Statements.
                  2. Schedules: see (c) below
                  3. Exhibits: See Index to Exhibits at page 81.

         (b)      Exhibits
                  See Index to Exhibits at page of this Annual Report on Form 10-K, which is incorporated herein by reference.

         (c)      Financial Statement Schedules
                  Not applicable.

        Report of Management on Internal Control Over Financial Reporting
        -----------------------------------------------------------------

Financial Statements
Management of North Valley Bancorp and its subsidiaries (the Company) is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements as of December 31, 2004, and for the year then ended. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

The consolidated financial statements have been audited by an independent accounting firm, which was given unrestricted access to all financial records and related data, including minutes of all meetings of the board of directors and committees of the board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate.

Internal Control over Financial Reporting
Management is also responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

The Company's management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company's internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

Perry-Smith LLP, the registered public accounting firm that audited the consolidated financial statements included in this Annual Report under Item 8, "Financial Statements and Supplementary Data" has issued a report with respect to management's assessment of the effectiveness of the Company's internal control over financial reporting. This report follows.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING



The Board of Directors
North Valley Bancorp


     We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that North Valley Bancorp and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING
                                   (Continued)


     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that North Valley Bancorp and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, North Valley Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of North Valley Bancorp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004 and our report dated March 4, 2005 expressed an unqualified opinion thereon.


                               /s/ PERRY-SMITH LLP


Sacramento, California
March 4, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
North Valley Bancorp

We have audited the accompanying consolidated balance sheet of North Valley Bancorp and subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Valley Bancorp and subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of North Valley Bancorp and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.


                                        /s/ PERRY-SMITH LLP


Sacramento, California
March 4, 2005

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(In thousands except share amounts)
----------------------------------------------------------------------------------------------------------

                                                                                  2004            2003
ASSETS
Cash and cash equivalents:
   Cash and due from banks                                                    $     23,575    $     28,013
   Federal funds sold                                                                  640          31,510
                                                                              ------------    ------------
         Total cash and cash equivalents                                            24,215          59,523

Interest bearing deposits in other financial institutions                              500             123
Investment securities:
   Available for sale, at fair value                                               218,961         191,045
   Held to maturity, at amortized cost                                                 133           1,455


Loans and leases, net of allowance for loan and lease losses of
   $7,217 and $6,493 at December 31, 2004 and 2003                                 546,128         372,660
Premises and equipment, net                                                         13,927          12,699
Other real estate owned
FHLB and FRB stock and other securities                                              4,826           2,991
Accrued interest receivable                                                          3,163           2,696
Cash surrender of life insurance                                                    27,541          24,863
Core deposit intangibles, net                                                        3,188           2,272
Goodwill                                                                            15,281
Other assets                                                                         8,368           7,366
                                                                              ------------    ------------

TOTAL ASSETS                                                                  $    866,231    $    677,693
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Noninterest-bearing demand deposits                                        $    165,595    $    118,678
   Interest-bearing:
      Demand deposits                                                              187,738         159,123
      Savings                                                                      200,628         157,106
      Time certificates                                                            157,693         163,407
                                                                              ------------    ------------
         Total deposits                                                            711,654         598,314

Other borrowed funds                                                                57,594           9,459
Accrued interest payable and other liabilities                                       9,884           7,371
Subordinated debentures                                                             21,651          16,496
                                                                              ------------    ------------
         Total liabilities                                                         800,783         631,640
                                                                              ------------    ------------

Commitments and Contingencies (Note 16)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none
   Outstanding
Common stock, no par value: authorized 20,000,000 shares; outstanding
   7,311,726 and 6,488,073 at December 31, 2004 and 2003                            37,917          23,406
Retained earnings                                                                   28,403          22,795
Accumulated other comprehensive loss, net of tax                                      (872)           (148)
                                                                              ------------    ------------
         Total stockholders' equity                                                 65,448          46,053
                                                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $    866,231    $    677,693
                                                                              ============    ============

The accompanying notes are an integral part of these consolidated financial statements

                                                    50

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands except per share amounts)
----------------------------------------------------------------------------------------------------------------

                                                                             2004          2003          2002
INTEREST INCOME:
   Loans including fees                                                  $    29,469   $    28,387   $    32,575
   Lease financing                                                               133           208           163
   Securities:
      Taxable                                                                  7,570         4,627         4,292
      Exempt from federal taxes                                                1,442         1,282         1,526
   Federal funds sold and repurchase agreements                                  323           596           346
                                                                         -----------   -----------   -----------
         Total interest income                                                38,937        35,100        38,902
                                                                         -----------   -----------   -----------

INTEREST EXPENSE:
   Deposits                                                                    4,677         5,553         7,837
   Subordinated debentures                                                     1,564         1,306         1,028
   Other borrowings                                                            1,266           668           927
                                                                         -----------   -----------   -----------
         Total interest expense                                                7,507         7,527         9,792
                                                                         -----------   -----------   -----------

NET INTEREST INCOME                                                           31,430        27,573        29,110

PROVISION FOR LOAN AND LEASE LOSSES                                              271                       1,795
                                                                         -----------   -----------   -----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND LEASE LOSSES                                                  31,159        27,573        27,315
                                                                         -----------   -----------   -----------

NONINTEREST INCOME:
   Service charges on deposit accounts                                         5,183         4,768         4,726
   Other fees and charges                                                      2,264         2,084         2,065
   Earnings on cash surrender value of life insurance policies                 1,141         1,342         1,085
   Gain on sale of loans                                                          20         1,917           456
   Gain on sales or calls of securities                                           22           213           221
   Other                                                                         826           941           760
                                                                         -----------   -----------   -----------
         Total noninterest income                                              9,456        11,265         9,313
                                                                         -----------   -----------   -----------

NONINTEREST EXPENSES:
   Salaries and employee benefits                                             14,741        13,504        12,480
   Equipment expense                                                           2,199         2,614         1,873
   Occupancy expense                                                           1,966         1,720         1,554
   Other                                                                       9,752         9,424         8,821
                                                                         -----------   -----------   -----------
         Total noninterest expenses                                           28,658        27,262        24,728
                                                                         -----------   -----------   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                      11,957        11,576        11,900

PROVISION FOR INCOME TAXES                                                     3,578         3,605         3,836
                                                                         -----------   -----------   -----------

NET INCOME                                                               $     8,379   $     7,971   $     8,064
                                                                         ===========   ===========   ===========

EARNINGS PER SHARE:
   Basic                                                                 $      1.24   $      1.19   $      1.15
                                                                         ===========   ===========   ===========
   Diluted                                                               $      1.17   $      1.13   $      1.11
                                                                         ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements

                                                       51

NORTH VALLEY BANCORP AND SUSBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands except share amounts)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Accumulated
                                                               Common Stock                             Other
                                                                                       Retained     Comprehensive
                                                           Shares        Amount        Earnings     Income (Loss)      Total
                                                        -----------    -----------    -----------   -------------   -----------
Balance, January 1, 2002                                  6,976,585    $    24,538    $    18,383    $       757    $    43,678

Comprehensive income:
   Net income                                                                               8,064                         8,064
   Other comprehensive income, net of tax
      of $612:
         Unrealized gain on available
            for sale securities, net of reclass-
            ification adjustment of $153                                                                     900            900
                                                                                                                    -----------
               Total comprehensive income                                                                                 8,964
                                                                                                                    -----------

Stock options exercised                                      61,110            339                                          339
Stock-based compensation expense                              8,100            378                                          378
Tax benefit derived from the exercise of stock
   Options                                                                      60                                           60
Repurchase of common shares                                 (94,653)          (203)          (852)                       (1,055)
Cash dividends on common stock                                                             (2,335)                       (2,335)
                                                        -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2002                                6,951,142         25,112         23,260          1,657         50,029

Comprehensive income:
   Net income                                                                               7,971                         7,971
   Other comprehensive loss, net of tax
      of $(1,151)
         Unrealized loss on available
            for sale securities, net of reclass-
            ification adjustment of $126                                                                  (1,805)        (1,805)
                                                                                                                    -----------
               Total comprehensive income                                                                                 6,166
                                                                                                                    -----------

Stock options exercised                                      66,583            396                                          396
Stock-based compensation expense                              8,100            241                                          241
Tax benefit derived from the exercise of stock
   Options                                                                     127                                          127
Repurchase of common shares                                (537,618)        (2,468)        (5,767)                       (8,235)
Fractional Shares                                              (134)            (2)                                          (2)
Cash dividends on common stock                                                             (2,669)                       (2,669)
                                                        -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2003                                6,488,073         23,406         22,795           (148)        46,053

Comprehensive income:
   Net income                                                                               8,379                         8,379
   Other comprehensive loss, net of tax
      of $(500)
         Unrealized loss on available
            for sale securities, net of reclass-
            ification adjustment of $13                                                                     (724)          (724)
                                                                                                                    -----------
               Total comprehensive income                                                                                 7,655
                                                                                                                    -----------

Stock options exercised net of shares tendered               75,656            521                                          521
Stock-based compensation expense                              6,300            126                                          126
Compensation expense on acquired stock options                               1,008                                        1,008
Tax benefit derived from the exercise of stock
   Options                                                                     180                                          180
Stock issued in Yolo Community Bank
   acquisition, net of stock issuance costs                 741,697         12,676                                       12,676
Cash dividends on common stock                                                             (2,771)                       (2,771)
                                                        -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2004                                7,311,726    $    37,917    $    28,403    $      (872)   $    65,448
                                                        ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements


                                                               52

NORTH VALLEY BANCORP & SUBSIDIARIES
CONSOLDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (in thousands)

                                                                                            2004           2003           2002
                                                                                         -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                            $     8,379    $     7,971    $     8,064
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                               1,991          2,197          1,476
   Amortization of premium on securities                                                         140            761            211
   Amortization of  goodwill and core deposit intangible                                         534            500            480
   Provision for loan and lease losses                                                           271                         1,795
   Gain on sale or calls of securities                                                           (22)          (213)          (221)
   Gain on sale of loans                                                                         (20)        (1,917)          (456)
   Loss (gain) on sale of premises and equipment                                                  12            (22)
   Deferred tax (benefit)  provision                                                            (156)           566         (1,325)
   Stock-based compensation expense                                                              126            241            378
   Effect of changes in:
      Accrued interest receivable                                                               (467)          (107)           595
      Other assets                                                                            (1,087)        (2,898)        (4,657)
      Accrued interest payable and other liabilities                                           2,144           (299)         1,304
                                                                                         -----------    -----------    -----------
         Net cash provided by operating activities                                            11,845          6,780          7,644
                                                                                         -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash paid in acquisition                                                               (4,441)
   Proceeds from sales of other real estate owned                                                465             55            300
   Purchases of available for sale securities                                                (60,233)      (150,033)       (60,707)
   Proceeds from sales of available for sale securities                                                      18,719         21,633
   Proceeds from maturities/calls of available for sale securities                            54,292         47,873         41,560
   Proceeds from maturities/calls of held to maturity securities                               1,455
   Net change in FHLB and FRB stock and other securities                                      (1,191)          (452)          (860)
   Net change in interest bearing deposits in other financial institutions                      (377)           394          1,772
   Proceeds from sales of loans                                                                              78,373         49,129
   Net increase in loans and leases                                                          (92,262)       (11,273)       (97,357)
   Proceeds from sales of premises and equipment                                                  10             57
   Purchases of premises and equipment                                                        (2,792)        (1,775)        (4,338)
                                                                                         -----------    -----------    -----------
         Net cash used in investing activities                                              (105,074)       (18,062)       (48,868)
                                                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                                   16,981         43,261         40,775
   Proceeds from issuance of subordinated debentures                                           5,155          6,186
   Net change in other borrowed funds                                                         38,035        (23,429)        12,241
   Cash dividends paid                                                                        (2,771)        (2,672)        (2,151)
   Repurchase of common shares                                                                               (8,235)        (1,055)
   Cash received for stock options exercised                                                     521            396            339
   Cash paid in lieu of fractional shares                                                                        (2)
                                                                                         -----------    -----------    -----------
         Net cash provided by financing activities                                            57,921         15,505         50,149
                                                                                         -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                         (35,308)         4,223          8,925
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                  59,523         55,300         46,375
                                                                                         -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                   $    24,215    $    59,523    $    55,300
                                                                                         ===========    ===========    ===========

      Interest                                                                           $     6,970    $     7,727    $     9,895
                                                                                         ===========    ===========    ===========
      Income taxes                                                                       $     2,025    $     2,440    $     4,990
                                                                                         ===========    ===========    ===========

Noncash investing and financing activities:
   Net change in unrealized (loss) gain on available for sale investment securities      $    (1,234)   $    (2,382)   $     1,512
   Transfer from loans to other real estate owned                                        $       465                   $        68
   Cash dividends declared                                                               $     2,025    $       649    $       652

   Supplemental schedule related to acquisition
       Deposits                                                                          $    96,359
       Overnight borrowings                                                                   10,100
       Other liabilities                                                                         549
       Available-for-sale investment securities                                              (23,316)
       Held-to-maturity investment securities                                                   (144)
       Loans, net                                                                            (81,922)
       FHLB stock                                                                               (644)
       Premises and equipment, net                                                              (449)
       Intangibles                                                                           (16,731)
       Other assets                                                                           (1,927)
       Compensation expense on stock options                                                   1,008
       Stock issued                                                                           12,676
                                                                                         -----------
                                                                                         $    (4,441)
                                                                                         -----------

The accompanying notes are an integral part of these consolidated financial statements

                                                                 53

NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations - North Valley Bancorp is a multi-bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System. North Valley Bancorp was incorporated in 1980 in the State of California for the purpose of acquiring North Valley Bank ("NVB") in a one-bank holding company reorganization. NVB was organized in 1972 as a California state-chartered bank. On October 11, 2000, the Company completed its plan of reorganization with Six Rivers National Bank ("SRNB"), which then became a wholly-owned subsidiary of North Valley Bancorp. This reorganization was completed under the pooling-of-interests method of accounting for business combinations. In January 2002, SRNB converted from a national association to a California state-chartered bank and changed its name to Six Rivers Bank ("SRB"). On January 1, 2004, SRB was merged into NVB in a transaction between entities under common control accounted for similar to a pooling of interests. Former branches of SRB continue to operate as Six Rivers Bank, a division of North Valley Bank. From 2001 to 2004, the Company formed North Valley Capital Trust I, North Valley Capital Trust II and North Valley Capital Trust III (collectively, the Trusts) which are Delaware statutory business trusts formed for the exclusive purpose of issuing and selling Trust Preferred Securities. Bank Processing, Inc., a wholly-owned subsidiary of North Valley Bancorp, currently provides data processing services to the Company. During 2004, the Company also acquired 100% of the outstanding stock of Yolo Community Bank ("YCB") in a transaction accounted for under the purchase method of business combinations (see Note 2). YCB has been a wholly-owned subsidiary of the Company since August 31, 2004.

     North Valley Bancorp and subsidiaries (the "Company") operates as a single business segment. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of the Company's revenues. Collectively, NVB and YCB operate 24 branches, including two supermarket branches, in Northern California.

     General - The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

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

     Consolidation and Basis of Presentation- The consolidated financial statements include North Valley Bancorp and its wholly owned subsidiaries:
     NVB and its wholly owned subsidiary, North Valley Basic Securities; YCB; Bank Processing, Inc. ("BPI"); and North Valley Trading Company. North Valley Trading Company and North Valley Basic Securities did not have any activity in 2004, 2003 and 2002. All material intercompany accounts and transactions have been eliminated in consolidation.

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

     Reserve Requirements. The Company is subject to regulation by the Federal Reserve Board. The regulations require the Company to maintain certain cash reserve balances on hand or at the Federal Reserve Bank (FRB). At December 31, 2004 and 2003, the Company had reserves of $441,000 and $4,558,000. As compensation for check-clearing services, additional compensating balances of $1,000,000 at December 31, 2004 were maintained with the Federal Reserve Bank.

     Investment Securities - The Company accounts for its investment securities as follows:

          Trading securities are carried at fair value. Changes in fair value are included in noninterest income. The Company did not have any securities classified as trading at December 31, 2004 and 2003.

          Available for sale securities are carried at fair value and represent securities not classified as trading securities nor as held to maturity securities. Unrealized gains and losses resulting from changes in fair value are recorded, net of tax, as a net amount within accumulated other comprehensive income (loss), which is a separate component of stockholders' equity.

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

     Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

     Loans and Leases - Loans and leases are reported at the principal amount outstanding, net of unearned income, including deferred loan fees, and the allowance for loan and lease losses.

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

     Allowance for Loan and Lease Losses - The allowance for loan and lease losses is established through a provision for loan and lease losses charged to operations. Loans and leases are charged against the allowance for loan and lease losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. Management attributes formula reserves to different types of loans using percentages which are based upon perceived risk associated with the portfolio and underlying collateral, historical loss experience, and vulnerability to changing economic conditions, which may affect the collectibility of the loans. Specific reserves are allocated for impaired loans and leases which have experienced a decline in internal grading and when management believes additional loss exposure exists. The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent losses with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. Although the allowance for loan and lease losses is allocated to various portfolio segments, it is general in nature and is available for the loan and lease portfolio in its entirety. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and leases. Actual amounts could differ from those estimates.

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

     Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation, which is computed principally on the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the respective leases. The Company evaluates premises and equipment for financial impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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

     Core Deposit Intangibles - These assets represent the excess of the purchase price over the fair value of the tangible net assets acquired from a branch acquisition by SRB and the estimated fair value of the deposit relationships acquired in the acquisition of YCB and are being amortized by the straight-line method. The branch acquisition intangible is being amortized at $505,000 per year with a remaining amortizing period of three and one-half years. The YCB core deposit intangible has an estimated life of ten years.

     Goodwill - Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. Goodwill of $15,281,000 was recorded in the Company's acquisition of YCB. The value of goodwill is ultimately derived from the Company's ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill will be assessed for impairment at a reporting unit level at least annually. Management will conduct its first assessment of impairment during the third quarter of 2005 or earlier if events and circumstances warrant such an assessment.

     Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - The Company originates and sells residential mortgage loans to the Federal National Mortgage Association ("FNMA") and others. The Company retains the servicing on all loans sold. Deferred origination fees and expenses are recognized at the time of sale in the determination of the gain or loss. Upon the sale of these loans, the Company's investment in each loan is allocated between the servicing retained and the loan, based on the relative fair value of each portion. The gain (loss) is recognized at the time of sale based on the difference between the sale proceeds and the allocated carrying value of the related loans sold. The fair value of the contractual servicing is reflected as a servicing asset, which is amortized over the period of estimated net servicing income using a method approximating the interest method. The servicing asset is included in other assets on the consolidated balance sheet, and is evaluated for impairment on a periodic basis.

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

     Earnings per Share - Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.

     Stock-Based Compensation - At December 31, 2004, the Company has three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan, which are described more fully in Note 14. The Company accounts for these plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income under the Employee Plan, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in the financial statements for the Director Plans over the vesting period for the difference between the fair value of the shares at the date of the grant and the exercise price which is equal to 85% of the fair value.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. Pro forma adjustments to the Company's net earnings and earnings per share are disclosed during the years in which the options become vested.

                                                                                     2004           2003          2002
                                                                                     ----           ----          ----
     Net income:
        As reported                                                              $     8,379    $     7,971    $     8,064
        Add: total stock-based compensation expense included in net
          income, net of tax                                                              74            141            176
        Deduct: total stock-based compensation expense
          determined under the fair value based method for all awards, net
          of related tax effects                                                        (260)          (426)          (397)
                                                                                 -----------    -----------    -----------
        Pro forma                                                                $     8,193    $     7,686    $     7,843
                                                                                 ===========    ===========    ===========

     Basic earnings per common share:
        As reported                                                              $      1.24    $      1.19    $      1.15
        Pro forma                                                                $      1.21    $      1.14    $      1.11

     Diluted earnings per common and equivalent share:
        As reported                                                              $      1.17    $      1.13    $      1.11
        Pro forma                                                                $      1.15    $      1.09    $      1.08
     Weighted average fair value of options
         Granted during the year                                                 $      3.02    $      2.68    $      2.31

     ---------------------------------------------------------------------------

     The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

                                                                                     2004           2003          2002
                                                                                     ----           ----          ----
     Dividend yield                                                               2.47%-2.74%        3.59%         2.83%
     Expected volatility                                                                  16%       19.29%        20.99%
     Risk-Free interest rate                                                      3.58%-5.00%        5.00%         5.00%
     Expected option life                                                            7 years      7 years       7 years

     ---------------------------------------------------------------------------

     Disclosures About Segments of an Enterprise - The Company uses the "management approach" for reporting business segment information. The management approach is based on the segments within a company used by the chief operating decision-maker for making operating decisions and assessing performance. Reportable segments are to based on such factors as products and services, geography, legal structure or any other manner by which a company's management distinguishes major operating units. Utilizing this approach, management has determined that the Company has only one reportable segment.

     Comprehensive Income - Comprehensive income includes net income and other comprehensive income or loss, which represents the change in its net assets during the period from nonowner sources. The components of other comprehensive income or loss for the Company include the unrealized gain or loss on available-for-sale securities and adjustments to the minimum pension liability and are presented net of tax. Comprehensive income is reported on the consolidated statement of changes in stockholders' equity.

     New Accounting Pronoucements - In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 includes additional guidance for evaluating and recording impairment losses on debt and equity investments, as well as disclosure requirements for investments that are deemed to be temporarily impaired. The proposed guidance indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary. In September 2004, the FASB delayed the effective date of the recognition and measurement guidance of EITF 03-1, pending further deliberations. The disclosures for investments that are deemed temporarily impaired are included in Note 3 to the consolidated financial statements. Once the FASB has reached a final decision on the measurement and recognition provisions, management of the Company will evaluate the impact of the adoption of EITF 03-1.

     In December 2004, the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It also includes such loans acquired in purchase business combinations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted and requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.

     This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within its scope. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

     This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. In management's opinion, the adoption of this pronouncement will not have a material impact on the Company's financial position or results of operations.

     Reclassifications - Certain amounts in 2003 and 2002 have been reclassified to conform with the 2004 financial statement presentation.

2.   ACQUISITION

     On August 31, 2004, pursuant to the Agreement and Plan of Reorganization dated April 23, 2004, the Company completed its acquisition of Woodland, California-based YCB through a merger and tax-free reorganization whereby YCB became a wholly-owned subsidiary. Under the terms of the agreement, YCB shareholders received a combination of $9.5 million in cash and 741,697 shares of NOVB common stock in exchange for their YCB shares. This acquisition was sought by Management as a method to gain entry into higher-growth markets that were relatively contiguous to its existing footprint. Entry into these markets via acquisition was deemed to be a more cost-effective method for achieving growth than de novo branch expansion.

     The estimated fair value of assets acquired and liabilities assumed in the YCB acquisition are as follows:

                                               August 31, 2004
                                              ----------------
     Cash and due from banks                  $      5,601,000
     Investment securities                          24,104,000
     Loans, net                                     81,922,000
     Premises and equipment                            449,000
     Other assets                                   18,658,000
                                              ----------------
        Total assets acquired                      130,734,000
                                              ----------------

     Total Deposits                                 96,359,000
     Borrowed funds                                 10,100,000
     Other liabilities                                 549,000
                                              ----------------
        Total liabilities assumed                  107,008,000
                                              ----------------

        Purchase price                        $     23,726,000
                                              ================

     The excess of the purchase price over the estimated fair value of the net assets acquired was $15.3 million, which was recorded as goodwill. Goodwill is non deductible for tax purposes. Assets acquired also included a core deposit intangible of $1.45 million. This asset is being amortized over ten years and will result in amortization expense of $145,000 in each of the next five years. Other estimated fair value adjustments were not significant. The Company is awaiting final valuations and the amounts above are subject to change. However, in management's opinion, such amounts will not change materially. The consolidated financial statements of the Company include the accounts of YCB since September 1, 2004.

     The following supplemental pro forma information discloses selected financial information for the years indicated as though the YCB merger had been completed as of the beginning of each of the years being reported. There are no material nonrecurring items included in the pro forma information. Dollars are in thousands except per share data.

                                                      Year ended December 31,
                                                          2004          2003
                                                      -----------   -----------
     Revenue                                          $    52,575   $    52,530
     Net income                                       $     8,676   $     8,505
     Diluted earnings per share                       $      1.10   $      1.09

3.   INVESTMENT SECURITIES

     At December 31, the amortized cost of investment securities and their approximate fair value were as follows (in thousands):

                                                                       Gross          Gross          Carrying
                                                      Amortized      Unrealized     Unrealized        Amount
     Available for sale securities:                      Cost          Gains          Losses       (Fair Value)
                                                    ------------   ------------    ------------    ------------
     December 31, 2004
        Securities of U.S. government
           agencies and corporations                $     19,118   $         17    $       (211)   $     18,924
        Obligations of states and political
           subdivisions                                   30,147          1,035             (46)         31,136
        Mortgage-backed securities                       148,160            206          (1,812)        146,554
        Corporate debt securities                          7,989            104                           8,093
        Equity securities                                 15,127             34            (907)         14,254
                                                    ------------   ------------    ------------    ------------
                                                    $    220,541   $      1,396    $     (2,976)   $    218,961
                                                    ============   ============    ============    ============
     December 31, 2003
        Securities of U.S. government
           agencies and corporations                $     12,574   $         73    $        (14)   $     12,633
        Obligations of states and political
           subdivisions                                   25,903          1,133             (94)         26,942
        Mortgage-backed securities                       133,760            424          (1,408)        132,776
        Corporate debt securities                          6,027            273             (26)          6,274
        Equity securities                                 13,127             27            (734)         12,420
                                                    ------------   ------------    ------------    ------------
                                                    $    191,391   $      1,930    $     (2,276)   $    191,045
                                                    ============   ============    ============    ============

                                                      Carrying
                                                        Amount         Gross          Gross
                                                     (Amortized      Unrealized     Unrealized
     Held to maturity securities:                       Cost)          Gains          Losses        Fair Value
                                                    ------------   ------------    ------------    ------------
     December 31, 2004
        Mortgage-backed securities                  $        133                   $         (2)   $        131
                                                    ============   ============    ============    ============

     December 31, 2003
        Obligations of states and political
           subdivisions                             $      1,455   $        376                    $      1,831
                                                    ============   ============    ============    ============

     Gross realized gains on sales or calls of securities categorized as available for sale securities were $22,000, $257,000 and $266,000 in 2004, 2003 and 2002. Gross realized gains recorded in 2004 are solely attributable to calls of investment securities. There were no gross realized losses on sales or calls of available for sale securities in 2004. Gross realized losses on sales or calls of securities categorized as available for sale securities were $44,000 and $45,000 in 2003 and 2002.

     There were no sales or gross realized gains or losses on calls of held to maturity securities in 2004, 2003 and 2002.

     The following table shows gross unrealized losses and the estimated fair value of available for sale investment securities, aggregated by investment category, for investment securities that are in an unrealized loss position at December 31, 2004 (in thousands). Unrealized losses for held to maturity investment securities totaled $2,000 and are not included in the following table.

                                              Less than 12 months            12 months or Longer                   Total
                                           Estimated      Unrealized      Estimated      Unrealized      Estimated      Unrealized
     Description of Securities             Fair Value       Losses        Fair Value       Losses        Fair Value       Losses
                                          ------------   ------------    ------------   ------------    ------------   ------------
        Securities of U.S. government
           agencies and corporations      $     10,546   $        (95)   $      6,350   $       (116)   $     16,896   $       (211)
        Obligations of states and
           political subdivisions                4,312            (25)            425            (21)          4,737            (46)
        Mortgage-backed securities             113,978         (1,198)         15,763           (614)        129,741         (1,812)
        Other securities                         2,982            (17)          7,150           (890)         10,132           (907)
                                          ------------   ------------    ------------   ------------    ------------   ------------
     Total temporarily impaired
        securities                        $    131,818   $     (1,335)   $     29,688   $     (1,641)   $    161,506   $     (2,976)
                                          ============   ============    ============   ============    ============   ============

     Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due principally to interest rate fluctuations.

     Contractual maturities of held to maturity and available for sale securities (other than other securities (all of which are equity securities) with an amortized cost of approximately $15,127,000 and a fair value of approximately $14,254,000) at December 31, 2004, are shown below (in thousands). The Company invests in collateralized mortgage obligations ("CMOs") issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association. Actual maturities of CMOs and other securities may differ from contractual maturities because borrowers have the right to prepay mortgages without penalty or call obligations with or without call penalties. The Company uses the "Wall Street" consensus average life at the time the security is purchased to schedule maturities of these CMOs and adjusts scheduled maturities periodically based upon changes in the Wall Street estimates.

                                                  Held to Maturity        Available for Sale
                                                     Securities               Securities

                                              Amortized
                                                 Cost                                Fair Value
                                              (Carrying                 Amortized     (Carrying
                                                Amount)    Fair Value      Cost        Amount)
                                              ----------   ----------   ----------   ----------
     Due in 1 year or less                                              $    5,908   $    5,902
     Due after 1 year through 5 years         $      133   $      131       97,376       96,606
     Due after 5 years through 10 years                                     73,737       73,289
     Due after 10 years                                                     28,393       28,910
                                              ----------   ----------   ----------   ----------
                                              $      133   $      131   $  205,414   $  204,707
                                              ==========   ==========   ==========   ==========

     At December 31, 2004 and 2003, securities having fair value amounts of approximately $100,973,000 and $65,031,000 were pledged to secure public deposits, short-term borrowings, treasury tax and loan balances and for other purposes required by law or contract.

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

                                                     2004          2003
                                                  ----------    ----------
     Commercial                                   $   54,903    $   36,997
     Real estate - commercial                        224,476       163,474
     Real estate - construction                      115,518        37,566
     Real estate - mortgage                           73,007        54,588
     Installment                                      53,185        62,609
     Direct financing leases                           3,790           689
     Other                                            29,838        23,214
                                                  ----------    ----------
              Total loans and leases                 554,717       379,137

        Allowance for loan and lease losses           (7,217)       (6,493)
        Deferred loan (fees) costs                    (1,372)           16
                                                  ----------    ----------
              Net loans and leases                $  546,128    $  372,660
                                                  ==========    ==========

     At December 31, 2004 and 2003, the Company serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $105,205,000 and $129,485,000.

     Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB and FRB. Pledged loans totaled $72,467,000 and $52,923,000 at December 31, 2004 and 2003.

     The components of the Company's direct financing leases as of December 31 are summarized below (in thousands):

                                                     2004          2003
                                                  ----------    ----------
     Future minimum lease payments                $    3,774    $      718
     Residual interests                                   93            97
     Initial direct costs                                  9            10
     Unearned income                                     (86)         (136)
                                                  ----------    ----------
                                                  $    3,790    $      689
                                                  ==========    ==========

     Future minimum lease payments are as follows (in thousands):

     2005                                                       $      423
     2006                                                              128
     2007                                                            1,009
     2008                                                               78
     2009                                                              545
     Thereafter                                                      1,591
                                                                ----------
              Total                                             $    3,774
                                                                ==========

     Changes in the allowance for loan and lease losses for the years ended December 31 were as follows (in thousands):

                                               2004        2003        2002
                                             --------    --------    --------
     Balance, beginning of year              $  6,493    $  6,723    $  5,786
     Allowance acquired in YCB transaction      1,019
     Provision charged to operations              271                   1,795
     Loans charged off                           (890)       (919)     (1,224)
     Recoveries                                   324         689         366
                                             --------    --------    --------
     Balance, end of year                    $  7,217    $  6,493    $  6,723
                                             ========    ========    ========

5.   IMPAIRED AND NONPERFORMING LOANS AND LEASES

     At December 31, 2004 and 2003, the recorded investment in impaired loans and leases was approximately $1,202,000 and $1,636,000. Of the 2004 balance, approximately $403,000 has a related valuation allowance of $202,000. Of the 2003 balance, approximately $535,000 has a related valuation allowance of $267,000. For the years ended December 31, 2004, 2003 and 2002, the average recorded investment in impaired loans and leases was approximately $1,136,000, $1,515,000 and $948,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $18,000, $51,000 and $63,000 for cash payments received in 2004, 2003 and 2002.

     Nonperforming loans and leases include all such loans and leases that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured or in the process of collection. Nonperforming loans and leases at December 31 are summarized as follows (in thousands):

                                                         2004          2003
                                                      ----------    ----------
     Nonaccrual loans and leases                      $    1,155    $    1,615
     Loans and leases 90 days past due but
       still accruing interest                             1,015         1,395
                                                      ----------    ----------
         Total nonperforming loans and leases         $    2,170    $    3,010
                                                      ==========    ==========

     Interest income forgone on nonaccrual loans and leases approximated $20,000 in 2004, $50,000 in 2003 and $81,000 in 2002.

     At December 31, 2004, there were no commitments to lend additional funds to borrowers whose loans or leases were classified as nonaccrual.

6.   PREMISES AND EQUIPMENT

     Major classifications of premises and equipment at December 31 are summarized as follows (in thousands):

                                                         2004          2003
                                                      ----------    ----------
     Land                                             $    3,165    $    3,165
     Buildings and improvements                            8,361         8,099
     Furniture, fixtures and equipment                    14,650        12,520
     Leasehold improvements                                  635           571
     Construction in progress                              1,845           278
                                                      ----------    ----------
                                                          28,656        24,633
     Accumulated depreciation and amortization           (14,729)      (11,934)
                                                      ----------    ----------
                                                      $   13,927    $   12,699
                                                      ==========    ==========

7.   OTHER ASSETS

     Major classifications of other assets at December 31 were as follows (in thousands):

                                                       2004          2003
                                                    ---------     ---------
     Deferred taxes                                 $   4,121     $   3,549
     Prepaid expenses                                   1,587         1,483
     Other                                              2,660         2,334
                                                    ---------     ---------
     Total                                          $   8,368     $   7,366
                                                    =========     =========

8.   DEPOSITS

     The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $49,728,000 and $51,448,000 at December 31, 2004 and
     2003. Interest expense incurred on such time certificates of deposit was $835,000, $1,029,000 and $1,335,000 for the years ended December 31, 2004,
     2003 and 2002. At December 31, 2004, the scheduled maturities of all time deposits was as follows (in thousands):

     Years                                                          Amount

     2005                                                         $ 140,933
     2006                                                            14,993
     2007                                                             1,161
     2008                                                               606
                                                                  ---------
                                                                  $ 157,693
                                                                  =========

9.   LINES OF CREDIT

     At December 31, 2004, the Company had the following lines of credit with correspondent banks to purchase federal funds (in thousands):

     Type                                             Amount         Expiration

     Unsecured                                     $  10,000          Annually
     Unsecured                                        10,000         7/31/2005
     Unsecured                                         3,000         6/30/2005
     Unsecured                                         3,000          Annually
     Secured:
        First deeds of trust on eligible
           1- 4 unit residential loans                48,885           Monthly
        First deeds of trust on eligible
           commercial real estate loans                3,128           Monthly
        Securities Backed Credit Program              48,471           Monthly

10.  BORROWING ARRANGEMENTS

     Other borrowed funds include FHLB advances and an FRB loan. These borrowed funds are generally required to be repaid within 30 days from the transaction date. The following table summarizes these borrowings at December 31 (in thousands):

                                                         2004        2003
                                                      ---------   ---------
     Short-term borrowings:
     FHLB advances                                    $  20,094   $   7,500
     FRB loan                                                           259
                                                      ---------   ---------
           Total short-term borrowings                $  20,094   $   7,759
                                                      =========   =========

     Long-term borrowings:
     FHLB advances                                    $  37,500   $   1,700
                                                      ---------   ---------
           Total long-term borrowings                 $  37,500   $   1,700
                                                      =========   =========
              Total borrowed funds                    $  57,594   $   9,459
                                                      =========   =========

     The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities (dollars in thousands):

                          Short Term           Long Term
                          ----------           ---------

          Amount             $20,094             $37,500
          Maturity              2005           2006-2008
          Average Rate          2.18%               2.76%


11.  SUBORDINATED DEBENTURES

     The Company formed North Valley Capital Trust I, North Valley Capital Trust II and North Valley Capital Trust III (the "Trusts") as special purpose entities ("SPE"). The Trusts are unconsolidated Delaware business trusts wholly owned by the Company and formed for the purpose of issuing Company obligated mandatorily redeemable cumulative Trust Preferred Securities and holding solely subordinated debentures of the Company. The trusts were formed by the Company with capital of $310,000, $186,000 and $155,000, respectively.

     During the third quarter of 2001, North Valley Capital Trust I issued 10,000 Trust Preferred Securities with a liquidation value of $1,000 per security for gross proceeds of $10,000,000. Capital of the trust and the entire proceeds of the issuance were invested by North Valley Capital Trust I in $10,310,000 aggregate principal amount of 10.25% subordinated debentures due in 2031 (the Subordinated Debentures) issued by the Company. The Subordinated Debenture represent the sole assets of North Valley Capital Trust I. The Subordinated Debentures mature in 2031, pay interest semi-annually, and are redeemable by the Company at a premium beginning in or after 2006 based on a percentage of the principal amount of the Subordinated Debentures stipulated in the Indenture Agreement, plus any accrued and unpaid interest to the redemption date. The Subordinated Debentures are redeemable at 100 percent of the principal amount plus any accrued and unpaid interest to the redemption date at any time on or after 2011. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures in 2031.

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

     During the second quarter of 2003, North Valley Capital Trust II issued 6,000 Trust Preferred Securities with a liquidation value of $1,000 per security for gross proceeds of $6,000,000. Capital of the trust and the entire proceeds of the issuance were invested by North Valley Capital Trust II in $6,186,000 aggregate principal amount of 6.448% subordinated debentures due in 2033 (the Subordinated Debentures II) issued by the Company. The Subordinated Debentures II represent the sole assets of North Valley Capital Trust II. The Subordinated Debentures II mature in 2033, bear an initial interest rate of 6.448%, payable semi-annually, and are redeemable by the Company at par beginning on or after April 10, 2008, plus any accrued and unpaid interest to the redemption date. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures II in 2033.

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

     During the second quarter of 2004, the Company, through its newly formed subsidiary, North Valley Capital Trust III, issued 5,000 Trust Preferred Securities with a liquidation value of $1,000 per security for gross proceeds of $5,000,000. Capital of the trust and the entire proceeds of the issuance were invested by North Valley Capital Trust III in $5,155,000 aggregate principal amount of 3.97% subordinated debentures due in 2034 (the Subordinated Debentures III) issued by the Company. The Subordinated Debentures III mature in 2034, float with LIBOR and bear a current interest rate of 5.49%, payable quarterly, and are redeemable by the Company at par beginning on or after May 5, 2009, plus any accrued and unpaid interest to the redemption date.

     Holders of the Trust Preferred Securities are entitled to cumulative cash distributions at an annual rate of 3.97% of the liquidation amount of $1,000 per security. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default in the payment of interest on the Subordinated Debentures
     III. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities (the Guarantee). The Guarantee, when taken together with the Company's obligations under the Subordinated Debentures III, the Indenture Agreement pursuant to which the Subordinated Debentures III were issued and the Company's obligations under the Trust Agreement governing the subsidiary trust, provide a full and unconditional guarantee of amounts due on the Trust Preferred Securities.

     Under applicable regulatory guidelines, substantially all of the Trust Preferred Securities currently qualify as Tier I capital. Deferred costs related to the Subordinated Debentures, which are included in other assets in the accompanying consolidated balance sheet, totaled $556,000 and $489,000 at December 31, 2004 and 2003, respectively. Amortization of the deferred costs was $52,000, $15,000 and $11,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

12.  INCOME TAXES

     The provision for income taxes for the years ended December 31, was as follows (in thousands):

                                              2004         2003         2002
                                           ---------    ---------    ---------
     Current:
        Federal                            $   3,412    $   2,279    $   4,022
        State                                    322          760        1,139
                                           ---------    ---------    ---------
              Total                            3,734        3,039        5,161
                                           ---------    ---------    ---------

     Deferred tax (benefit):
        Federal                                 (299)         344         (881)
        State                                    143          222         (444)
                                           ---------    ---------    ---------
              Total                             (156)         566       (1,325)
                                           ---------    ---------    ---------
     Total provision for income taxes      $   3,578    $   3,605    $   3,836
                                           =========    =========    =========

     The effective federal tax rate for the years ended December 31, differs from the statutory tax rate as follows:

                                              2004         2003         2002
                                           ---------    ---------    ---------
     Federal income tax at statutory rates      35.0%        35.0%        35.0%
     State income taxes net of federal
        income tax benefit                       4.7%         5.4%         4.0%
     Tax exempt income                          (8.5%)       (7.6%)       (7.1%)
     Other                                      (1.3%)       (1.7%)         .3%
                                           ---------    ---------    ---------
                                                29.9%        31.1%        32.2%
                                           =========    =========    =========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset at December 31 are as follows (in thousands):

                                                              2004        2003
                                                           ---------   ---------
     Deferred tax assets:
       Allowance for loan losses                           $   3,309   $   2,595
       Accrued pension obligation                              1,087         955
       Deferred compensation                                   1,105       1,118
       Deferred loan fees and costs                              342
       Discount on acquired loans                                320
       Unrealized loss on available for sale securities          648         142
       Stock-based compensation                                  323         246
                                                           ---------   ---------
             Total deferred tax assets                         7,134       5,056
                                                           ---------   ---------

     Deferred tax liabilities:
       Tax depreciation in excess of book depreciation           941         536
       Unrealized gain on available for sale securities
       FHLB stock dividend                                       182         322
       Originated mortgage servicing rights                      306         339
       Mark to market adjustment                                 826         147
       California franchise tax                                   86         134
       Core deposit intangibles                                  496
       Other                                                     176          29
                                                           ---------   ---------
             Total deferred tax liabilities                    3,013       1,507
                                                           ---------   ---------
             Net deferred tax asset                        $   4,121   $   3,549
                                                           =========   =========

     The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

13.  RETIREMENT AND DEFERRED COMPENSATION PLANS

     Substantially all employees with at least one year of service participate in a Company-sponsored employee stock ownership plan (ESOP). The Company made contributions to the ESOP for the years ended December 31, 2004, 2003 and 2002 of $192,000, $192,000 and $104,000. At December 31, 2004, the ESOP
     owned approximately 227,540 shares of the Company's common stock.

     The Company maintains a 401(k) plan covering employees who have completed 1,000 hours of service during a 12-month period and are age 21 or older. Voluntary employee contributions are partially matched by the Company. The Company made contributions to the plan for the years ended December 31, 2004, 2003 and 2002 of $97,000, $77,000 and $74,000, respectively.

     The Company has a nonqualified executive deferred compensation plan for key executives and directors. Under this plan, participants voluntarily elect to defer a portion of their salary, bonus or fees and the Company is required to credit these deferrals with interest. The Company's deferred compensation obligation of $2,305,000 and $2,118,000 as of December 31, 2004 and 2003, respectively, is included in accrued interest payable and other liabilities.

     The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and holds policies with cash surrender values of $27,541,000 and $24,863,000 at December 31, 2004 and 2003, respectively.
     The accrued pension obligation of $2,758,000 and $2,517,000 as of December 31, 2004 and 2003, respectively, is included in accrued interest payable and other liabilities.

     The following tables set forth the status of the nonqualified supplemental retirement defined benefit pension plans status at or for the year ended December 31 (in thousands):

                                                                   2004          2003
                                                                ----------    ----------
     Change in projected benefit obligation
     --------------------------------------
        Projected benefit obligation at beginning of year       $   (2,587)   $   (2,290)
        Service cost                                                  (235)         (197)
        Interest cost                                                 (173)         (164)
        Actuarial loss                                                (139)         (153)
        Benefits paid                                                  218           217
                                                                ----------    ----------
              Projected benefit obligation at end of year       $   (2,916)   $   (2,587)
                                                                ==========    ==========

     Change in plan assets
     ---------------------
        Fair value of plan assets at beginning of year
        Employer contribution                                   $      218    $      217
        Benefits paid                                                 (218)         (217)
                                                                ----------    ----------
        Fair value of plan assets at end of year                $             $
                                                                ==========    ==========

     Funding
     -------
        Unfunded status                                         $   (2,916)   $   (2,587)
        Unrecognized actuarial gain                                   (104)         (248)
        Unrecognized prior service cost                                237           268
        Unrecognized net transition obligation                          25            50
                                                                ----------    ----------
              Net amount recognized (accrued pension cost)      $   (2,758)   $   (2,517)
                                                                ==========    ==========

     Assumptions used in computing the unfunded status and net periodic benefit costs were:
        Discount rate                                                                       6.50%        7.00%
        Expected return on assets                                                            N/A          N/A
        Rate of compensation increase (supplemental executive
          retirement plan only)                                                             8.00%        8.00%

                                                                              2004         2003         2002
                                                                           ---------    ---------    ---------
     Components of net periodic benefits cost
        Service cost                                                       $     235    $     197    $     184
        Interest cost                                                            173          164          154
        Amortization of net obligation at transition                              25           25           25
        Prior service amortization                                                31           31           31
        Recognized net actuarial gain                                                         (10)         (11)
                                                                           ---------    ---------    ---------
              Net periodic benefit cost                                    $     464    $     407    $     383
                                                                           =========    =========    =========

14.  STOCK-BASED COMPENSATION

     During 2004, 2003 and 2002, each director was awarded 900 shares of common stock, resulting in an additional 6,300, 8,100 and 5,400 shares being issued. Compensation cost related to these awards was recognized based on the fair value of the shares at the date of award.

     Under the Company's stock option plans as of December 31, 2004, 986,581 shares of the Company's common stock are available for future grants to directors and employees of the Company. Under the Director Plan, options may not be granted at a price less than 85% of fair market value at the date of the grant. Under the Employee Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under all plans, options may be exercised over a ten year term and vest ratably over four years from the date of the grant. A summary of stock options follows:

                                                                                           WEIGHTED
                                                                                            AVERAGE
                                                                                           EXERCISE
                                                                           OPTIONS          PRICE
                                                                        ------------    ------------
     Outstanding, January 1, 2002                                            937,863            7.40
        (604,412 exercisable at weighted average price of $7.24)
           Granted                                                           139,019            9.49
           Exercised                                                         (61,110)           5.01
           Expired or canceled                                                  (474)           4.13
                                                                        ------------    ------------

     Outstanding, December 31, 2002                                        1,015,298    $       7.90
        (676,406 exercisable at weighted average price of $7.56)
           Granted                                                            65,100           13.06
           Exercised                                                         (66,583)           7.34
           Expired or canceled                                               (15,839)           7.46
                                                                        ------------    ------------

     Outstanding, December 31, 2003                                          997,976    $       8.28
        (797,202 exercisable at weighted average price of $7.80)
           Granted                                                            55,652           15.85
            Options assumed in merger                                        114,759            5.96
           Exercised                                                         (76,814)           6.98
           Expired or canceled                                               (33,825)           7.24
                                                                        ------------    ------------

     Outstanding, December 31, 2004                                        1,057,748    $       8.55
                                                                        ============    ============
        (890,283 exercisable at weighted average price of $7.92)

     Information about stock options outstanding at December 31, 2004 is summarized as follows:

                                                        Average                    Average
                                         Average       Exercise                   Exercise
       Range of                         Remaining      Price of                   Price of
       Exercise          Options       Contractual      Options       Options      Options
        Prices         Outstanding    Life (Years)    Outstanding   Exercisable  Exercisable
     $   4.06-5.63        30,366           1           $   4.58         30,366    $   4.27
     $        6.09         6,000           2           $   6.09          6,000    $   6.09
     $  5.36-10.63       150,233           3           $   8.27        150,233    $   8.27
     $   6.59-8.58       383,265           4           $   7.36        383,265    $   7.36
     $   5.36-7.24        26,160           5           $   5.73         26,160    $   5.73
     $   5.36-8.92       161,247           6           $   7.85        129,537    $   7.68
     $  6.70-10.24       180,450           7           $  10.09        128,052    $  10.12
     $       13.06        64,375           8           $  13.06         25,540    $  13.06
     $ 15.72-16.20        55,652           9           $  15.85         11,130    $  15.85

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

     There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the years ended December 31 is reconciled as follows (in thousands):

                                                                     2004     2003     2002
                                                                    ------   ------   ------
     Calculation of Basic Earnings Per Share
     Numerator - net income                                         $8,379   $7,971   $8,064
     Denominator - weighted average common shares outstanding        6,780    6,715    7,041
                                                                    ------   ------   ------

           Basic earnings per share                                 $ 1.24   $ 1.19   $ 1.15
                                                                    ======   ======   ======

     Calculation of Diluted Earnings Per Share
     Numerator - net income                                         $8,379   $7,971   $8,064
     Denominator:
        Weighted average common shares outstanding                   6,780    6,715    7,041
        Dilutive effect of outstanding options                         384      364      204
                                                                    ------   ------   ------

          Weighted average common shares outstanding -
               Diluted and common stock equivalents                  7,164    7,079    7,245
                                                                    ------   ------   ------

          Diluted earnings per share                                $ 1.17   $ 1.13   $ 1.11
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

     The Company has operating leases for certain premises and equipment. Rent expense for such leases for the years ended December 31, 2004, 2003 and 2002 was $968,000, $627,000 and $577,000.

     The following schedule represents the Company's noncancelable future minimum scheduled lease payments at December 31, 2004 (in thousands):

                       2005                      $   1,113
                       2006                          1,127
                       2007                          1,106
                       2008                            839
                       2009                            476
                       thereafter                      590
                                                 ---------
                       Total                     $   5,251
                                                 =========

     The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $4,933,000 and $4,819,000 at December 31, 2004 and 2003. At December 31, 2004, commercial and consumer lines of credit, and real estate loans of approximately $46,199,000 and $121,471,000 were undisbursed. At December 31, 2003, commercial and consumer lines of credit, and real estate loans of approximately $26,492,000 and $60,817,000 were undisbursed.

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

     Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at December 31, 2004 and 2003, no losses are anticipated as a result of these commitments.

     In management's opinion, a concentration exists in real estate-related loans which represent approximately 75% and 68% of the Company's loan portfolio at December 31, 2004 and 2003, respectively. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

17.  RELATED PARTY TRANSACTIONS

     At December 31, 2004 and 2003, certain officers, directors and their associates and principal shareholders were indebted to the Company for loans made on substantially the same terms, including interest rates and collateral, as comparable transactions with unaffiliated parties.

     A summary of activity for the years ended December 31, 2004 and 2003 is as follows (in thousands; renewals are not reflected as either new loans or repayments):

                                                      2004         2003
                                                   ---------    ---------
          Beginning balance                        $   3,817    $   3,563
          Borrowings                                   3,713        2,223
          Repayments                                  (2,210)      (1,969)
                                                   ---------    ---------
          Ending balance                           $   5,320    $   3,817
                                                   =========    =========

18.  REGULATORY MATTERS

     The Company, NVB, YCB and, prior to January 1, 2004, SRB are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and, possibly, additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, NVB and YCB must meet specific capital guidelines that involve quantitative measures of the Company's, NVB's and YSB's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's, NVB's and YCB's capital amounts and NVB's and YCB's prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company, NVB and YCB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company, NVB and YCB meet all capital adequacy requirements to which they are subject.

     The most recent notifications from the Federal Deposit Insurance Corporation for NVB and YCB as of December 31, 2004 categorized NVB and YCB as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized NVB and YCB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed NVB's or YCB's category.

     The Company's, NVB's, YCB's and SRB's actual capital amounts (in thousands) and ratios are also presented, respectively, in the following tables. YCB's actual capital amounts and ratios are only presented at December 31, 2004 following its acquisition by the Company. SRB's actual capital amounts and ratios are only presented at December 31, 2003 because of its combination with NVB on January 1, 2004.

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                          For Capital           Prompt Corrective
                                                     Actual            Adequacy Purposes        Action Provisions
                                             ---------------------   ----------------------   ---------------------
                                                                      Minimum      Minimum     Minimum     Minimum
                                               Amount      Ratio       Amount       Ratio       Amount      Ratio
     Company
     As of December 31, 2004:
        Total capital
           (to risk weighted assets)         $  74,859     11.73%    $  51,036      8.00%           N/A       N/A
        Tier 1 capital
           (to risk weighted assets)         $  67,642     10.60%    $  25,518      4.00%           N/A       N/A
        Tier 1 capital
           (to average assets)               $  67,642      7.89%    $  34,274      4.00%           N/A       N/A

     As of December 31, 2003:
        Total capital
           (to risk weighted assets)         $  65,059     13.77%    $  37,797      8.00%           N/A       N/A
        Tier 1 capital
           (to risk weighted assets)         $  58,310     12.34%    $  18,899      4.00%           N/A       N/A
        Tier 1 capital
           (to average assets)               $  58,310      8.49%    $  27,471      4.00%           N/A       N/A

     North Valley Bank
     As of December 31, 2004:
        Total capital
           (to risk weighted assets)         $  62,201     11.59%    $  42,942      8.00%     $  53,678     10.00%
        Tier 1 capital
           (to risk weighted assets)         $  56,074     10.45%    $  21,471      4.00%     $  32,207      6.00%
        Tier 1 capital
           (to average assets)               $  56,074      7.49%    $  29,953      4.00%     $  37,442      5.00%

     As of December 31, 2003:
        Total capital
           (to risk weighted assets)         $  43,054     12.85%    $  26,805      8.00%     $  33,506     10.00%
        Tier 1 capital
           (to risk weighted assets)         $  39,181     11.69%    $  13,402      4.00%     $  20,104      6.00%
        Tier 1 capital
           (to average assets)               $  39,181      8.36%    $  18,746      4.00%     $  23,433      5.00%

     Yolo Community Bank
     As of December 31, 2004:
        Total capital
           (to risk weighted assets)         $  10,521     10.38%    $   8,108      8.00%     $  10,134     10.00%
        Tier 1 capital
           (to risk weighted assets)         $   9,431      9.31%    $   4,054      4.00%     $   6,081      6.00%
        Tier 1 capital
           (to average assets)               $   9,431      8.73%    $   4,321      4.00%     $   5,401      5.00%

     Six Rivers Bank
     As of December 31, 2003:
        Total capital
           (to risk weighted assets)         $  20,640     15.41%    $  10,718      8.00%     $  13,398     10.00%
        Tier 1 capital
           (to risk weighted assets)         $  18,954     14.15%    $   5,359      4.00%     $   8,039      6.00%
        Tier 1 capital
           (to average assets)               $  18,954      8.80%    $   8,613      4.00%     $  10,766      5.00%

     Under federal and California state banking laws, dividends paid by NVB and YCB to the Company in any calendar year may not exceed certain limitations without the prior written approval of the appropriate bank regulatory agency. At December 31, 2004, the amount not restricted for payment of dividends without prior written approval was approximately $6,893,000.

19.  OTHER NONINTEREST EXPENSES

     The major classifications of other noninterest expenses for the years ended December 31 were as follows (in thousands):

                                                2004        2003        2002
                                             ---------   ---------   ---------
     Professional services                   $   1,002   $     952   $     886
     ATM and on-line banking expense               718       1,007         906
     Printing, supplies and postage                569       1,021       1,175
     Marketing expense                             726         946       1,058
     Operations expense                            778         729         571
     Loan expense                                  544         828         741
     Amortization of intangibles                   541         501         525
     Other                                       4,874       3,440       2,959
                                             ---------   ---------   ---------
                                             $   9,752   $   9,424   $   8,821
                                             =========   =========   =========

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. Although management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimation technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of financial instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Estimates of fair value have not been adjusted to reflect changes in market conditions subsequent to December 31, 2004; therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

     The following assumptions were used as of December 31, 2004 and 2003 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     (a) Cash and Cash Equivalents - The carrying amount represents a reasonable estimate of fair value.

     (b) Interest Bearing Deposits in Other Financial Institutions - The carrying amount represents a reasonable estimate of fair value.

     (c) Investment Securities - The fair value of held to maturity securities are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Available for sale securities are carried at fair value. The carrying value of FHLB, FRB, and other securities represents a reasonable estimate of fair value.

     (d) Loans and Leases - Commercial loans, residential mortgages, construction loans and direct financing leases are segmented by fixed and adjustable rate interest terms, by maturity, and by performing and nonperforming categories.

          The fair value of performing loans and leases is estimated by discounting contractual cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Assumptions regarding credit risk, cash flow, and discount rates are determined using available market information.

          The fair value of nonperforming loans and leases is estimated by discounting estimated future cash flows using current interest rates with an additional risk adjustment reflecting the individual characteristics of the loans.

     (e) Cash Surrender Value of Life Insurance - The carrying amount represents a reasonable estimate of fair value.

     (f) Deposits - Noninterest-bearing and interest-bearing demand deposits and savings accounts are payable on demand and their carrying values are assumed to be at fair value. The fair value of the core deposit intangible has not been included as a component of the fair value estimate. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is based on rates currently offered for deposits of similar size and remaining maturities.

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

                                                          2004                      2003
                                                -----------------------    ----------------------
                                                 Carrying       Fair       Carrying      Fair
                                                  Amount        Value       Amount       Value
                                                ----------   ----------   ----------   ----------
     FINANCIAL ASSETS
        Cash and cash equivalents               $   24,215   $   24,215   $   59,523   $   59,523
        FHLB, FRB and other securities          $    4,826   $    4,826   $    2,991   $    2,991
        Interest bearing deposits in other
           financial institutions               $      500   $      500   $      123   $      123
        Securities:
           Available for sale                   $  218,961   $  218,961   $  191,045   $  191,045
           Held to maturity                     $      133   $      131   $    1,455   $    1,831
        Loans and leases                        $  546,128   $  546,850   $  372,660   $  370,544
        Cash surrender value of life
           Insurance                            $   27,541   $   27,541   $   24,863   $   24,863

     FINANCIAL LIABILITIES
        Deposits                                $  711,654   $  711,295   $  598,314   $  599,011
        Other borrowed funds                    $   57,954   $   57,108   $    9,459   $    9,565
        Subordinated debentures                 $   21,651   $   24,321   $   16,496   $   16,801

21.  PARENT COMPANY ONLY - CONDENSED FINANCIAL INFORMATION

     The condensed financial statements of North Valley Bancorp are presented below (in thousands):

     CONDENSED BALANCE SHEET
     DECEMBER 31, 2004 AND 2003
     --------------------------------------------------------------------------------------

                                                                         2004        2003
                                                                      ---------   ---------
     ASSETS
        Cash and cash equivalents                                     $     162   $     527
        Available for sale securities at fair value                          96          59
        Investments in subsidiaries                                      84,661      61,410
        Investment in unconsolidated subsidiary grantor trusts              651         496
        Other assets                                                      2,993       2,845
                                                                      ---------   ---------
              Total assets                                            $  88,563   $  65,337
                                                                      =========   =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

        Dividend payable                                              $           $     649
        Subordinated debentures                                          21,651      16,496
        Other liabilities                                                 1,464       2,139
        Stockholders' equity                                             65,448      46,053
                                                                      ---------   ---------
              Total liabilities and stockholders' equity              $  88,563   $  65,337
                                                                      =========   =========

     CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
     YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
     -------------------------------------------------------------------------------------------------

                                                                   2004          2003          2002
                                                                ----------    ----------    ----------
     INCOME:
        Dividends from subsidiaries                             $   12,600    $    5,200    $    3,400
        Other income                                                 7,501         8,685         8,019
                                                                ----------    ----------    ----------

              Total income                                          20,101        13,885        11,419

     EXPENSE:
        Interest on subordinated debentures                          1,563         1,306         1,028
        Salaries and employee benefits                               6,259         5,657         5,307
        Legal and accounting                                           801           952           677
        Other                                                        2,246         2,638         2,212
        Merger and acquisition expense                                  38
        Tax benefit                                                 (1,424)         (766)         (490)
                                                                ----------    ----------    ----------

              Total expense                                          9,483         9,787         8,734
                                                                ----------    ----------    ----------

     Income before equity in undistributed income
        of subsidiaries                                             10,618         4,098         2,685
     Equity in undistributed (loss) income of subsidiaries          (2,239)        3,873         5,379
                                                                ----------    ----------    ----------

     Net income                                                      8,379         7,971         8,064

     Other comprehensive (loss) income, net of tax                    (724)       (1,805)          900
                                                                ----------    ----------    ----------

     Total comprehensive income                                 $    7,655    $    6,166    $    8,964
                                                                ==========    ==========    ==========

     CONDENSED STATEMENT OF CASH FLOWS
     YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
     -----------------------------------------------------------------------------------------------------------

                                                                             2004          2003          2002
                                                                          ----------    ----------    ----------
     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                        $    8,379    $    7,971    $    8,064
        Adjustments to reconcile net income to net cash
           provided by operating activities:
              Equity in undistributed (loss) income of subsidiaries            2,239        (3,873)       (5,379)
              Stock-based compensation expense                                   126           241           378
              Effect of changes in:
                 Other assets                                                   (162)         (684)         (445)
                 Other liabilities                                            (1,144)          353           107
                                                                          ----------    ----------    ----------

                    Net cash provided by operating activities                  9,438         4,008         2,725
                                                                          ----------    ----------    ----------

     CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of available for sale securities                            (3,997)      (18,700)
        Proceeds from maturities of available for sale securities              3,997        18,700
        Investment in and acquisition of subsidiary                          (12,553)
        Investment in unconsolidated subsidiary grantor trusts                  (155)         (186)
                                                                          ----------    ----------    ----------

                    Net cash used in investing activities                    (12,708)         (186)
                                                                          ----------    ----------    ----------


     CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash dividends paid                                                   (2,771)       (2,672)       (2,151)
        Proceeds from issuance of subordinated debentures                      5,155         6,186
        Repurchase of common shares                                                         (8,235)       (1,055)
        Stock options exercised                                                  521           396           339
        Cash paid for fractional shares                                                         (2)
                                                                          ----------    ----------    ----------

                    Net cash used in financing activities                      2,905        (4,327)       (2,867)
                                                                          ----------    ----------    ----------

     INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                                        (365)         (505)         (142)

     CASH AND CASH EQUIVALENTS AT
        BEGINNING OF YEAR                                                        527         1,032         1,174
                                                                          ----------    ----------    ----------

     CASH AND CASH EQUIVALENTS AT END OF YEAR                             $      162    $      527    $    1,032
                                                                          ==========    ==========    ==========


                                                            80

                                INDEX OF EXHIBITS


Exhibit                                                               Sequential
No.       Exhibit Name                                                  Page No
---       ------------                                                  -------

2(a)      Agreement and Plan of Reorganization and Merger, dated as        *
          of October 3, 1999 (incorporated by reference from Exhibit
          2.1 to the Company's Current Report on Form 8-K filed with the Commission on October 12, 1999).

2(b)      Addendum to Agreement and Plan of Reorganization and             *
          Merger dated as of September 25, 2000 (incorporated by reference from Exhibit 2.7 to the Company's Current Report on Form 8-K filed with the Commission on September 29,
          2000).

2(c)      Agreement and Plan of Merger, dated April 23, 2004, by and       *
          between North Valley Bancorp and Yolo Community Bank
          (incorporated by reference from Exhibit 99.54 to the Company's Current Report on Form 8-K filed with the
          Commission on April 26, 2004).

3(a)      Amended and Restated Articles of Incorporation of North          *
          Valley Bancorp (incorporated by reference from Exhibit
          3(i) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended June 30, 1998).

3(b)      Certificate of Amendment of Amended and Restated Articles        *
          of Incorporation of North Valley Bancorp (incorporated by reference from Exhibit 3(b) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended
          December 31, 2001).

3(c)      By-laws of North Valley Bancorp, as amended and restated         *
          (incorporated by reference from Exhibit 3(c) to the Company's Quarterly Report on Form 10-Q filed with the
          Commission for the period ended June 30, 2004).

4(a)      Amended and Restated Declaration of Trust (North Valley          *
          Capital Trust I) dated July 16, 2001 (incorporated by reference from Exhibit 4(a) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended
          December 31, 2001).

4(b)      Indenture (North Valley Capital Trust I) dated July 16,          *
          2001 (incorporated by reference from Exhibit 4(b) to the Company's Annual Report on Form 10-K filed with the
          Commission for the year ended December 31, 2001).

4(c)      Junior Subordinated Debt security of North Valley Bancorp        *
          (incorporated by reference from Exhibit 4(c) to the Company's Annual Report on Form 10-K filed with the
          Commission for the year ended December 31, 2001).

4(d)      Guarantee Agreement for North Valley Capital Trust I             *
          (North Valley Bancorp) dated July 16, 2001 (incorporated by reference from Exhibit 4(d) to the Company's Annual
          Report on Form 10-K filed with the Commission for the year ended December 31, 2001).

4(e)      Amended and Restated Declaration of Trust (North Valley          *
          Capital Trust II) dated April 10, 2003 (incorporated by reference from Exhibit 4(e) to the Company's Quarterly
          Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).

4(f)      Indenture (North Valley Capital Trust II) dated April 10,        *
          2003 (incorporated by reference from Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q filed with the
          Commission for the period ended March 31, 2004).

4(g)      Guarantee Agreement for North Valley Capital Trust II            *
          (North Valley Bancorp) dated April 10, 2003 (incorporated by reference from Exhibit 4(g) to the Company's Quarterly
          Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).

10(a)     Shareholder Protection Rights Agreement, dated September         *
          9, 1999 (incorporated by reference from Exhibit 4 to the Company's Current Report on Form 8-K filed with the
          Commission on September 23, 1999).

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

10(e)     North Valley Bancorp 1989 Director Nonstatutory Stock            *
          Option Agreement (incorporated by reference from Exhibit
          4.4 to Post-Effective Amendment No. One to the Company's Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December 26, 1989). **

10(f) North Valley Bancorp Employee Stock Ownership Plan, amended and restated as of January 1, 1999.

10(g)     First Amendment to North Valley Bancorp Employee Stock
          Ownership Plan, dated October 24, 2002.

10(h)     Second Amendment to North Valley Bancorp Employee Stock
          Ownership Plan, dated November 17, 2003.

10(i)     Third Amendment to North Valley Bancorp Employee Stock
          Ownership Plan, effective September 1, 2004.

10(j)     Supplemental Executive Retirement Plan (incorporated by          *
          reference from Exhibit 10(i) to the Company's Annual
          Report on Form 10-K filed with the Commission for the year ended December 31, 1988). **

10(k)     Executive Deferred Compensation Plan (incorporated by            *
          reference from Exhibit 10(j) to the Company's Annual
          Report on Form 10-K filed with the Commission for the year ended December 31, 1988). **

10(l)     Supplemental Retirement Plan for Directors (incorporated         *
          by reference from Exhibit 10(k) to the Company's Annual
          Report on Form 10-K filed with the Commission for the year ended December 31, 1988). **

10(m)     Legal Services Agreement dated as of January 1, 2001,            *
          between North Valley Bancorp and J.M. Wells, Jr., Attorney at Law (incorporated by reference from Exhibit 10(m) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2002).

10(n)     Executive Deferred Compensation Plan, effective January 1,       *
          1989, restated April 1, 1995 (incorporated by reference from Exhibit 10(dd) to the Company's Annual Report on Form
          10-KSB filed with the Commission for the year ended
          December 31, 1997). **

10(o)     Directors' Deferred Compensation Plan, effective April 1,        *
          1995 (incorporated by reference from Exhibit 10(ee) to the Company's Annual Report on Form 10-KSB filed with the
          Commission for the year ended December 31, 1997). **

10(p)     Umbrella TrustTM for Directors, effective April 1, 1995          *
          (incorporated by reference from Exhibit 10(ff) to the Company's Annual Report on Form 10-KSB filed with the
          Commission for the year ended December 31 1997). **

10(q)     Umbrella TrustTM for Executives, effective April 1, 1995         *
          (incorporated by reference from Exhibit 10(gg) to the Company's Annual Report on Form 10-KSB filed with the
          Commission for the year ended December 31, 1997). **

10(r)     Indemnification Agreement (incorporated by reference from        *
          Exhibit 10 to the Company's Quarterly Report filed with the Commission for the period ended June 30, 1998).

10(s)     North Valley Bancorp 1998 Employee Stock Incentive Plan,         *
          as amended through July 26, 2001 (incorporated by reference from Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No. 333-65950) filed with the
          Commission on July 26, 2001). **

10(t)     North Valley Bancorp 1999 Director Stock Option Plan             *
          (incorporated by reference from Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No.
          333-65948) filed with the Commission on July 26, 2001). **

10(u)     Amendment No. Two to the North Valley Bancorp 1989
          Director Stock Option Plan (incorporated by reference from       *
          Exhibit 10(v) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31,
          1998). **

10(v)     Branch Purchase and Assumption Agreement dated as of             *
          September 15, 2000, between North Valley Bancorp and Scott
          Valley Bank (incorporated by reference from Exhibit 99.19 to the Company's Current Report on Form 8-K filed with the Commission on September 29, 2000).

10(w)     Form of Executive Deferred Compensation Agreement executed       *
          in December 2000 between North Valley Bank and each of Michael J. Cushman, Sharon L. Benson, Jack R. Richter and
          Eric J. Woodstrom (incorporated by reference from Exhibit
          10(y) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31,
          2001).**

10(x)     Form of Director Deferred Fee Agreement executed in              *
          December 2000 between North Valley Bank and each of Rudy
          V. Balma, William W. Cox, Royce L. Friesen, Dan W.
          Ghidinelli, Thomas J. Ludden, Douglas M. Treadway and J.M.
          Wells, Jr. (incorporated by reference from Exhibit 10(aa) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

10(y)     Form of Director Deferred Fee Agreement executed in              *
          December 2000 between Six Rivers National Bank and each of
          Kevin D. Hartwick, William T. Kay, Jr., J. Michael
          McGowan, Warren L. Murphy and Dolores M. Vellutini
          (incorporated by reference from Exhibit 10(bb) to the Company's Annual Report on Form 10-K filed with the
          Commission for the year ended December 31, 2001).**

10(z)     Form of Employment Agreement executed in January 2001            *
          between North Valley Bancorp and each of Michael J.
          Cushman, Jack R. Richter, Eric J. Woodstrom, Edward J.
          Czajka and Sharon L. Benson (incorporated by reference from Exhibit 10(cc) to the Company's Annual Report on Form
          10-K filed with the Commission for the year ended December
          31, 2001).**

10(aa)    Employment Agreement executed in May 2001 between Six            *
          Rivers National Bank and Russell Harris (incorporated by reference from Exhibit 10(dd) to the Company's Annual
          Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

10(bb)    Form of Salary Continuation Agreement executed in October        *
          2001 between North Valley Bancorp and each of Michael J.
          Cushman, Jack R. Richter, Eric J. Woodstrom, Edward J.
          Czajka and Sharon L. Benson (incorporated by reference from Exhibit 10(ee) to the Company's Annual Report on Form
          10-K filed with the Commission for the year ended December
          31, 2001).**

10(cc)    Park Marina Lease dated July 23, 2001, between The               *
          McConnell Foundation and North Valley Bancorp for 300 Park
          Marina Circle, Redding, California 96001 (incorporated by reference from Exhibit 10(ff) to the Company's Annual
          Report on Form 10-K filed with the Commission for the year ended December 31, 2001).

10(dd)    Form of Salary Continuation Agreement executed in October        *
          2001 between Six Rivers National Bank and each of Russell
          Harris and Margie L. Plum (incorporated by reference from
          Exhibit 10(gg) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31,
          2001).**

10(ee)    Form of Executive Deferred Compensation Agreement executed       *
          in January 2001 between North Valley Bank and Edward J.
          Czajka (incorporated by reference from Exhibit 10(hh) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001.)**

10(ff)    Form of Executive Deferred Compensation Agreement executed       *
          in December 2001 between North Valley Bank and each of Michael J. Cushman, Sharon L. Benson, Jack R. Richter,
          Edward J. Czajka and Eric J. Woodstrom (incorporated by reference from Exhibit 10(ii) to the Company's Annual
          Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

10(gg)    Form of Executive Deferred Compensation Agreement executed       *
          in January 2002 between Six Rivers National Bank and
          Russell Harris (incorporated by reference from Exhibit
          10(jj) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31,
          2001).**

10(hh)    Form of Director Deferred Fee Agreement executed in              *
          December 2001 between North Valley Bank and each of Rudy
          V. Balma, William W. Cox, Royce L. Friesen, Dan W.
          Ghidinelli, Thomas J. Ludden, Douglas W. Treadway and J.M.
          Wells, Jr. (incorporated by reference from Exhibit 10(kk) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

10(ii)    Director Deferred Fee Agreement executed in December 2001        *
          between Six Rivers National Bank and each of Kevin D.
          Hartwick, William T. Kay, Jr., John J. Gierek, Jr., Warren
          L. Murphy and Dolores M. Vellutini (incorporated by reference from Exhibit 10(ll) to the Company's Annual
          Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

10(jj)    Information services contract with Information Technology,       *
          Inc. dated June 17, 2002 (incorporated by reference from
          Exhibit 10(mm) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31,
          2002).

10(kk)    Form of Employment Agreement executed in March 2004              *
          between North Valley Bancorp and Russell Harris
          (incorporated by reference from Exhibit 10(jj) to the Company's Annual Report on Form 10-K filed with the
          Commission for the year ended December 31, 2003).**

10(ll)    Form of Employment Agreement dated August 31, 2004 between       *
          North Valley Bancorp and Yolo Community Bank and John A.
          DiMichele (incorporated by reference from Exhibit 99.71 to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2004).**

10(mm)    Executive Deferred Compensation Agreement dated December         *
          31, 2004 between North Valley Bancorp and John A.
          DiMichele (incorporated by reference from Exhibit 10(nn) to the Company's Current Report on Form 8-K filed with the Commission on January 4, 2005).**

10(nn)    Severance and Release Agreement (effective as of February        *
          4, 2005) between John A. DiMichele and North Valley
          Bancorp and NVB Business Bank, formerly named Yolo
          Community Bank (incorporated by reference from Exhibit
          99.78 to the Company's Current Report on Form 8-K filed with the Commission on March 9, 2005).**

10(oo)    Executive Deferred Compensation Agreement dated December         *
          31, 2004 between North Valley Bancorp and Leo J. Graham
          (incorporated by reference from Exhibit 10(oo) to the Company's Current Report on Form 8-K filed with the
          Commission on January 4, 2005).**

10(pp)    Director Deferred Fee Agreement dated December 31, 2004          *
          between North Valley Bancorp and Martin Mariani
          (incorporated by refernce from Exhibit 10(pp) to the Company's Current Report on Form 8-K filed with the
          Commission on January 4, 2005).**

10(qq)    Amendment No. 1 to Park Marina Lease, dated July 24, 2003,       *
          between The McConnell Foundation and North Valley Bancorp (incorporated by reference from Exhibit 10(kk) to the Company's Annual Report on Form 10-K filed with the
          Commission for the year ended December 31, 2003).

10(rr)    Cottonwood Branch sublease extension agreement dated             *
          August 7, 2003, between North Valley Bank and North State
          Grocery, Inc. (incorporated by reference from Exhibit
          10(ll) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003).

10(ss)    Westwood Branch lease agreement dated December 1, 2003,          *
          between North Valley Bank and Daha Investments
          (incorporated by reference from Exhibit 10(mm) to the Company's Annual Report on Form 10-K filed with the
          Commission for the year ended December 31, 2003).

10(tt) Lease Agreement for 618 Main Street, Woodland, California, dated February 26, 2004, between Yolo Community Bank and Thomas and Margaret Stallard.

10(uu)    Lease Agreement for 626, 628 Main Street, 400 Second
          Street, Woodland, California, dated February 26, 2004, between Yolo Community Bank and Thomas and Margaret
          Stallard.

10(vv) Lease for 100 B Street, Suite 110, Santa Rosa, California, dated October 19, 2004, between North Valley Bank and
          Sonja Valentina LLC.

10(ww) Lease for 375 North Sunrise Blvd., Suite 100, Roseville, California, dated January 7, 2005, between Yolo Community Bank and MW Investments.

10(xx) Office Building Lease for 101 North State Street, Suite A, Ukiah, California, dated November 3, 2004, between North Valley Bank and Southport Land & Commercial Company, Inc.

10(yy) Lease for 711 Jefferson Street, Suite A, Fairfield, California, dated September 30, 2004, between Yolo Community Bank and JLC Contracting, Inc.

10(zz) North Valley Bancorp 401(k) Plan, amended and restated effective September 1, 2004.

14        North Valley Bancorp Corporate Governance Code of Ethics         *
          (incorporated by reference from Exhibit 14 to the Company's Quarterly Report on Form 10-Q filed with the
          Commission for the period ended March 31, 2004).

21        List of Subsidiaries.

23        Consent of Perry-Smith LLP

31        Rule 13a-14(a) / 15d-14(a) Certifications

32        Section 1350 Certifications

-----------------------
*  Previously filed.
** Indicates management contract or compensatory plan or arrangement.

SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP

By: /s/ MICHAEL J. CUSHMAN
    ----------------------
Michael J. Cushman
President and Chief Executive Officer

/s/ EDWARD J. CZAJKA
--------------------
Edward J. Czajka
Executive Vice President & Chief Financial Officer

DATE: March 16, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE            TITLE                              DATE
------------------            -----                              ----

/s/ MICHAEL J. CUSHMAN        Director, President and            March 16, 2005
-----------------------       Chief Executive Officer
Michael J. Cushman            (principal executive officer)

/s/ WILLIAM W. COX            Director                           March 16, 2005
------------------
William W. Cox

/s/ ROYCE L. FRIESEN          Director                           March 16, 2005
-------------------
Royce L. Friesen

/s/ DAN W. GHIDINELLI         Director                           March 16, 2005
---------------------
Dan W. Ghidinelli

/s/ THOMAS J. LUDDEN          Director                           March 16, 2005
--------------------
Thomas J. Ludden

/s/ KEVIN D. HARTWICK         Director                           March 16, 2005
---------------------
Kevin D. Hartwick

/s/ DOLORES M. VELLUTINI      Director                           March 16, 2005
------------------------
Dolores M. Vellutini

/s/ J. M. WELLS, JR.          Director                           March 16, 2005
--------------------
J. M. Wells, Jr.

/s/ ROGER B. KOHLMEIER        Director                           March 16, 2005
----------------------
Roger B. Kohlmeier

/s/ MARTIN A. MARIANI         Director                           March 16, 2005
---------------------
Martin A. Mariani

/s/ EDWARD J. CZAJKA          Executive Vice President and       March 16, 2005
--------------------          Chief Financial Officer
Edward J. Czajka              (principal financial officer)

/s/ SHARON L. BENSON          Senior Vice President and          March 16, 2005
--------------------          Controller (principal
Sharon L. Benson              accounting officer)