Form 10-Q
period 2005-03-31
NORTH VALLEY BANCORP
filed 2005-05-10
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended March 31, 2005.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From _________ to _________


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

Common Stock -7,415,825 shares as of May 9, 2005.

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets--
          March 31, 2005 and December 31, 2004                                3

         Condensed Consolidated Statements of Income--
          For the Three months Ended March 31, 2005 and 2004                  4

         Condensed Consolidated Statements of Cash Flows--
          For the Three months Ended March 31, 2005 and 2004                  5

         Notes to Condensed Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial  Condition and
          Results of Operations                                              13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          23

Item 4.  Controls and Procedures                                             24

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                   24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         24

Item 3.  Defaults Upon Senior Securities                                     24

Item 4.  Submission of Matters to a Vote of Security Holders                 25

Item 5.  Other Information                                                   25

Item 6.  Exhibits                                                            25

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands except share amounts)
                                                                  March 31,    December 31,
ASSETS                                                              2005           2004
                                                                ------------   ------------
Cash and due from banks                                         $     36,207   $     23,575
Federal funds sold                                                    21,850            640
                                                                ------------   ------------
    Total cash and cash equivalents                                   58,057         24,215

Interest-bearing deposits in other financial institutions                 --            500
Investment securities:
  Available for sale, at fair value                                  188,787        218,961
  Held to maturity, at amortized cost                                    132            133

Loans and leases, net of allowance for loan and
 lease losses of $7,367 at March 31, 2005 and
 $7,217 at December 31, 2004                                         566,024        546,128
Premises and equipment, net of accumulated
 depreciation and amortization                                        15,169         13,927
Other real estate                                                         32             --
FHLB and FRB stock and other securities                                5,080          4,826
Core deposit intangibles, net                                          3,025          3,188
Goodwill                                                              15,611         15,281
Cash surrender of life insurance                                      27,805         27,541
Accrued interest receivable & other assets                            12,457         11,531
                                                                ------------   ------------

TOTAL ASSETS                                                    $    892,179   $    866,231
                                                                ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing demand                                    $    177,850   $    165,595
  Interest-bearing:
      Demand deposits                                                196,648        187,738
      Savings and money market                                       214,756        200,628
      Certificates of deposit                                        155,742        157,693
                                                                ------------   ------------
    Total deposits                                                   744,996        711,654
Other borrowed funds                                                  50,166         57,594
Accrued interest and other liabilities                                 8,943          9,884
Subordinated debentures                                               21,651         21,651
                                                                ------------   ------------
Total liabilities                                                    825,756        800,783
                                                                ------------   ------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value: authorized 5,000,000
 shares; none outstanding
Common stock, no par value:  authorized 20,000,000
 shares, outstanding 7,415,825 and 7,311,726 at
 March 31, 2005 and December 31, 2004                                 38,765         37,917
Retained earnings                                                     29,922         28,403
Accumulated other comprehensive loss, net of tax                      (2,264)          (872)
                                                                ------------   ------------
Total stockholders' equity                                            66,423         65,448
                                                                ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    892,179   $    866,231
                                                                ============   ============

See notes to condensed consolidated financial statements (unaudited).


                      NORTH VALLEY BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands except per share amounts)

                                                                For the three months ended
                                                                         March 31,
                                                                ---------------------------
                                                                    2005           2004
                                                                ------------   ------------
INTEREST INCOME:
Loans and leases including fees                                 $      9,457   $      6,493
Securities:
    Taxable                                                            1,688          1,883
    Exempt from federal taxes                                            311            407
Federal funds sold                                                       171             63
                                                                ------------   ------------
   Total interest income                                              11,627          8,846
                                                                ------------   ------------
INTEREST EXPENSE:
Deposits                                                               1,252          1,141
Subordinated debentures                                                  411            354
Other borrowings                                                         366            307
                                                                ------------   ------------
   Total interest expense                                              2,029          1,802
                                                                ------------   ------------

NET INTEREST INCOME                                                    9,598          7,044

PROVISION FOR LOAN AND LEASE LOSSES                                      270             --
                                                                ------------   ------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN AND LEASE LOSSES                                             9,328          7,044

NONINTEREST INCOME:
  Service charges on deposit accounts                                  1,133          1,372
  Other fees and charges                                                 568            535
  Earnings on cash surrender value of life insurance policies            277            323
  Gain on sale of loans                                                   47             --
  Gain on sales or calls of securities                                    93              8
  Other                                                                  332            223
                                                                ------------   ------------
   Total noninterest income                                            2,450          2,461
                                                                ------------   ------------
NONINTEREST EXPENSES:
  Salaries and employee benefits                                       4,682          3,421
  Occupancy                                                              627            430
  Equipment                                                              561            572
  Other                                                                2,564          2,167
                                                                ------------   ------------
   Total noninterest expenses                                          8,434          6,590
                                                                ------------   ------------

INCOME BEFORE PROVISION FOR INCOME
 TAXES                                                                 3,344          2,915

PROVISION FOR INCOME TAXES                                             1,085            841
                                                                ------------   ------------
NET INCOME                                                           $ 2,259   $      2,074
                                                                ============   ============
EARNINGS PER SHARE:
  Basic                                                         $       0.31   $       0.32
                                                                ============   ============
  Diluted                                                       $       0.29   $       0.30
                                                                ============   ============

See notes to condensed consolidated financial statements (unaudited).


                      NORTH VALLEY BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                           For the three months ended
                                                                   March 31,
                                                           ---------------------------
                                                               2005           2004
                                                           ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                               $      2,259   $      2,074
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                   530            469
    Amortization of premium on securities                            51              4
    Amortization of core deposit intangible                         163            126
    Provision for loan and lease losses                             270
    Gain on sale or calls of securities                             (93)            (8)
    Gain on sale of loans                                           (47)
    Stock-based compensation expense                                 53            130
    Effect of changes in:
      Accrued interest receivable                                   600           (228)
      Other assets                                               (1,451)           129
      Accrued interest and other liabilities                     (1,324)           106
                                                           ------------   ------------
           Net cash provided by operating activities              1,011          2,802
                                                           ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net changes in FHLB and FRB stock and
   other securities                                                  43           (876)
  Purchases of available for sale securities                                   (50,755)
  Proceeds from sales of available for sale securities           20,033
  Proceeds from maturities/calls of available for
   sale securities                                                7,826          6,000
  Net decrease in interest-bearing deposits
   at financial institutions                                        500            123
  Net increase in loans and leases                              (20,151)       (27,716)
  Purchases of premises and equipment, net                       (1,772)          (217)
  Proceeds from sale of premises and equipment                       --             --
                                                           ------------   ------------
           Net cash used in investing activities                  6,479        (73,441)
                                                           ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                       33,342         10,324
  Proceeds from issuance of subordinated debentures
  Net (decrease) increase in Federal funds purchased
   and other borrowed funds                                      (7,428)        37,924
  Cash dividends paid                                                             (653)
  Cash received for stock options exercised                         438            289
                                                           ------------   ------------
           Net cash provided by financing activities             26,352         47,884
                                                           ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH                             33,842        (22,755)
 EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR                                                         24,215         59,523
                                                           ------------   ------------
CASH AND CASH EQUIVALENTS, END OF
 PERIOD                                                    $     58,057   $     36,768
                                                           ============   ============

ADDITIONAL INFORMATION:
  Cash paid during the period for:
  Interest                                                 $      1,469   $      1,906
                                                           ============   ============
  Income taxes                                             $      1,313   $        825
                                                           ============   ============

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2005.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (North Valley Bank ("NVB"), including Six Rivers Bank ("SRB"), a division of North Valley Bank, NVB Business Bank ("NVBBB") formerly known as Yolo Community Bank, North Valley Trading Company, which is inactive, and Bank Processing, Inc. ("BPI"). Significant intercompany items and transactions have been eliminated in consolidation. North Valley Capital Trust I, North Valley Capital Trust II and North Valley Capital Trust III are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities.

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

NOTE B - INVESTMENT SECURITIES

At March 31, 2005 and December 31, 2004, the amortized cost of securities and their approximate fair value were as follows:

(In thousands)                                            Gross          Gross         Carrying
                                          Amortized     Unrealized     Unrealized       Amount
Available for sale securities:              Cost          Gains          Losses      (Fair Value)
-----------------------------           ------------   ------------   ------------   ------------
March 31, 2005
--------------
  Securities of U.S. government
    agencies and corporations           $     16,123   $          3   $       (301)  $     15,825
  Obligations of states and political
    subdivisions                              24,363            643           (125)        24,881
  Mortgage backed securities                 129,162             97         (3,355)       125,904
  Corporate securities                         7,990             82             (8)         8,064
  Other securities                            15,088             26         (1,001)        14,113
                                        ------------   ------------   ------------   ------------
                                        $    192,726   $        851   $     (4,790)  $    188,787
                                        ============   ============   ============   ============
December 31, 2004
-----------------
  Securities of U.S. government
    agencies and corporations           $     19,118   $         17   $       (211)  $     18,924
  Obligations of states and political
    subdivisions                              30,147          1,035            (46)        31,136
  Mortgage backed securities                 148,160            206         (1,812)       146,554
  Corporate securities                         7,989            104                         8,093
  Other securities                            15,127             34           (907)        14,254
                                        ------------   ------------   ------------   ------------
                                        $    220,541   $      1,396   $     (2,976)  $    218,961
                                        ============   ============   ============   ============


                                         Carrying
                                          Amount          Gross         Gross
                                        (Amortized      Unrealized    Unrealized
Held to maturity securities:               Cost)          Gains         Losses       Fair Value
---------------------------            ------------   ------------   ------------   ------------
March 31, 2005
--------------
  Obligation of states and political
    subdivisions                       $        132   $         --   $         (2)  $        130
                                       ============   ============   ============   ============

                                         Carrying
                                          Amount          Gross         Gross
                                        (Amortized      Unrealized    Unrealized
                                           Cost)          Gains         Losses       Fair Value
                                       ------------   ------------   ------------   ------------
December 31, 2004
-----------------
  Obligation of states and political
    subdivisions                       $        133   $         --   $         (2)  $        131
                                       ============   ============   ============   ============

         Gross realized gains on sales or calls of available for sale securities were $273,000 and $8,000 for the three months ended March 31, 2005 and 2004. Gross realized losses on sales or calls of available for sale securities for the three months ended March 31, 2005 were $180,000. There were no gross realized losses on sales or calls of available for sale securities for the three months ended March 31, 2004.

         There were no sales or transfers of held to maturity securities for the three months ended March 31, 2005 and 2004.

         At March 31, 2005 and December 31, 2004, securities having fair value amounts of approximately $145,150,000 and $100,973,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

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

         At March 31, 2005, the Company held $155,131,000 of available for sale investment securities in an unrealized loss position of which $76,115,000 were in a loss position for less than twelve months and $79,016,000 were in a loss position and had been in a loss position for twelve months or more. Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due only to interest rate fluctuations.

         Included in the above securities at March 31, 2005 were 100,000 shares of FNMA, Series M perpetual preferred stock. The coupon rate is fixed at 4.75% with a taxable-equivalent yield of 5.38%. The securities are owned at par, or $50.00 per share, for a total investment of $5,000,000 and an unrealized loss of $910,000 at March 31, 2005. The securities are callable at par on June 1, 2008. The market value per share as of March 31, 2005 was $42.15 per share.

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

NOTE C - STOCK-BASED COMPENSATION

         At March 31, 2005, the Company has three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income under the Employee Plan, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in the financial statements for the Director Plans for the difference between the fair value of the options at the date of the grant and the exercise price at 85% of the fair value.


         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. Pro forma adjustments to the Company's net earnings and earnings per share are disclosed during the years in which the options become vested.


                                                                Three months ended March 31,
                                                                ---------------------------
(in thousands except per share data)                                2005           2004
                                                                ------------   ------------
Net income, as reported                                         $      2,259   $      2,074
Add:  total stock-based compensation expense included in net
  Income, net of tax                                                      31             22
Deduct:  total stock-based compensation expense
  determined under the fair value based method for all
  awards, net of related tax effects                                     (78)           (70)
                                                                ------------   ------------
Net income, pro forma                                           $      2,212   $      2,026

Basic earnings per common share:
As reported                                                     $       0.31   $       0.32
Pro forma                                                       $       0.30   $       0.31

Diluted earnings per common and equivalent share:
As reported                                                     $       0.29   $       0.30
Pro forma                                                       $       0.28   $       0.30

--------------------------------------------------------------------------------

         The fair value of each option granted during the periods presented is estimated on the date of grant using an option-pricing model with the following assumptions:

                                                                Three months ended March 31,
                                                                ---------------------------
                                                                    2005           2004
                                                                ------------   ------------
Dividend yield                                                          2.28%          2.74%
Expected volatility                                                    15.29%         16.21%
Risk-Free interest rate                                                 3.58%          5.00%
Expected option life                                                 7 years        7 years

NOTE D - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income or loss. The Company's only sources of other comprehensive (loss) income are unrealized gains and losses on available-for-sale investment securities and adjustments to the minimum pension liability. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income (loss) as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company's total comprehensive income was as follows:

                                                    Three months ended March 31,
                                                    ---------------------------
(in thousands)                                          2005           2004
                                                    ------------   ------------
Net income                                          $      2,259   $      2,074
Other comprehensive (loss) income, net of tax:
  Holding (loss) income arising during period             (1,337)         1,704
  Reclassification adjustment                                (55)            (5)
                                                    ------------   ------------
                                                          (1,392)         1,699
                                                    ------------   ------------

Total comprehensive income                          $        867   $      3,773
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

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three month periods ended March 31, 2005 and 2004 is reconciled as follows:

                                                    Three months ended March 31,
                                                    ---------------------------
(In thousands except earnings per share)                2005           2004
                                                    ------------   ------------

Calculation of Basic Earnings Per Share

Numerator - net income                              $      2,259   $      2,074
Denominator - weighted average common
 shares outstanding                                        7,339          6,504
                                                    ------------   ------------

Basic Earnings Per Share                            $       0.31   $       0.32
                                                    ============   ============

Calculation of Diluted Earnings Per Share

Numerator - net income                              $      2,259   $      2,074
Denominator - weighted average common
  shares outstanding                                       7,339          6,504
  Dilutive effect of outstanding options                     463            393
                                                    ------------   ------------
                                                           7,802          6,897
                                                    ------------   ------------

Diluted Earnings Per Share                          $       0.29   $       0.30
                                                    ============   ============

NOTE F - PENSION PLAN BENEFITS

         The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured and unfunded. Components of net periodic benefit cost for the Company's supplemental nonqualified defined benefit plans for the nine and three months ended March 31, 2005 and 2004 are presented in the following table.

                                                    Three months ended March 31,
                                                    ---------------------------
(in thousands)                                          2005           2004
                                                    ------------   ------------
Components of Net Periodic Cost:
   Service cost                                     $         66   $         71
   Interest cost                                              48             43
   Amortization of unrecognized net transition
     obligation                                                7              6
   Amortization of prior service cost                          9              8
   Recognized net actuarial gain                              --             --
                                                    ------------   ------------
Total Components of Net Periodic Cost               $        130   $        128
                                                    ============   ============

NOTE G - ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER

         In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (the "SOP"). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It also includes such loans acquired in purchase business combinations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted and requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.

         This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP was adopted by the Company on January 1, 2005 for loans acquired in a transfer thereafter. In management's opinion, the adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

NOTE H: -  SHARE-BASED PAYMENTS

         In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. In April 2005, the Securities and Exchange Commission adopted a rule deferring compliance with the effective date of FAS 123(R) from the first reporting period after June 15, 2005 to the first fiscal year beginning after June 15, 2005, effectively January 1, 2006, for the Company. Management believes that the effect of FAS 123 (R) will be consistent with its pro forma disclosures included in Note C to these Unaudited Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ------------------------------------------------------------

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

         In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. In April 2005, the Securities and Exchange Commission adopted a rule amending the effective date of FAS 123(R) from the first reporting period after June 15, 2005 to the first fiscal year beginning after June 15, 2005, effectively January 1, 2006, for the Company. Management believes that the effect of FAS 123 (R) will be consistent with its pro forma disclosures included in Note C to these Unaudited Consolidated Financial Statements.

         Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, forfeiture rates and the expected lives of such options.

Goodwill

         Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. Goodwill of $15,281,000 was recorded in the Company's acquisition of NVBBB. The value of goodwill is ultimately derived from the Company's ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill will be assessed for impairment at a reporting unit level at least annually. Management will conduct its first assessment of impairment during the third quarter of 2005 or earlier if events and circumstances warrant such an assessment.

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

Overview
--------

         North Valley Bancorp (the "Company") is a bank holding company for North Valley Bank ("NVB") and, since September 1, 2004, NVB Business Bank ("NVBBB"), formerly known as Yolo Community Bank. both state-chartered banks. NVB operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with twenty-one branches, including two supermarket branches in Northern California. NVBBB, acquired in a business combination more fully described in Note 2 to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, operates out of its main office located at 624 Court Street in Woodland, California with three branches. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues.

Earnings Summary
----------------

                                                    Three months ended March 31,
                                                    ---------------------------
(in thousands except per share amounts)                2005           2004
                                                    ------------   ------------

Net interest income                                 $      9,598   $      7,044
Provision for loan and lease losses                          270             --
Noninterest income                                         2,450          2,461
Noninterest expense                                        8,434          6,590
Provision for income taxes                                 1,085            841
                                                    ------------   ------------
Net income                                          $      2,259   $      2,074
                                                    ============   ============
Earnings Per Share
  Basic                                             $       0.31   $       0.32
  Diluted                                           $       0.29   $       0.30

Annualized Return on Average Assets                         1.00%          1.17%
Annualized Return on Average Equity                        13.74%         17.75%

         For the three months ended March 31, 2005, the Company recognized a $270,000 provision for loan and lease losses compared to no provision recorded in the same period in 2004. The process for determining allowance adequacy includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of loan portfolio, non-performing loan levels, charge-off/recovery activity and other qualitative factors including economic activity. Management believes that the current level of allowance for loan and lease losses as of March 31, 2005 of $7,367,000 or 1.28% of total loans and leases is adequate at this time. The allowance for loan and lease losses was $7,217,000 or 1.30% of total loans and leases at December 31, 2004. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses" on page 19.

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

         The following table is a summary of the Company's net interest income, presented on a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning assets, for the periods indicated:

                                                    Three months ended March 31,
                                                    ---------------------------
(In thousands)                                          2005           2004
                                                    ------------   ------------
Interest income                                     $     11,627   $      8,846
Less: Interest expense                                     2,029          1,802
FTE adjustment                                               198            165
                                                    ------------   ------------
Net interest income (FTE)                           $      9,796   $      7,209
                                                    ============   ============

         Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The increase in net interest income (FTE) for the three-month period ended March 31, 2005 resulted primarily from a much larger average interest-earning asset base due mostly to the NVBBB acquisition. Management is proactive in attempting to manage the Company's net interest margin, that is, trying to maximize current net interest income without placing an undue risk on future earnings. In the latter part of 2004 and into the first quarter of 2005, the Company's net interest margin has expanded. This is in large part due to the loan growth that has taken place during that same time frame in addition to the NVBBB acquisition on August 31,2004. Currently the Company is selling all fixed-rate 15-and 30-year residential mortgages in order to minimize the Company's interest rate risk and to generate consistent mortgage fee income.

         While average interest earning assets for the three months ended March 31, 2005 increased by $152,718,000 or 23.5% from the same period last year, yields on average earning assets also increased 42 basis points from 5.59% to 6.01%. Yields in the first quarter of 2005 increased by 1.33% on fed funds sold, 0.14% on investment securities, and 0.25% on loans compared to the same period in 2004. Average interest bearing liabilities increased by $109,766,000 or 20.6% for the three months ended March 31, 2005 compared to the same period in 2004 while the average rate paid on those liabilities decreased by 4 basis points from 1.36% to 1.32%. The Company's net interest margin (FTE) increased from 4.47% for the three month period ended March 31,2004 to 4.96% for the same period in 2005.

         The following table is a summary of the Company's net interest margin
(FTE) for the periods indicated:

                                                    Three months ended March 31,
                                                    ---------------------------
                                                        2005           2004
                                                    ------------   ------------
Yield on earning assets                                     6.01%          5.59%
Rate paid on interest-bearing liabilities                   1.32%          1.36%
                                                    ------------   ------------
  Net interest spread                                       4.69%          4.23%
                                                    ============   ============
  Net interest margin                                       4.96%          4.47%
                                                    ============   ============

Noninterest Income
------------------

         The following table is a summary of the Company's noninterest income for the periods indicated:

                                                    Three months ended March 31,
Noninterest Income                                  ---------------------------
 (In thousands)                                         2005           2004
                                                    ------------   ------------
  Service charges on deposit accounts               $      1,133   $      1,372
  Other fees and charges                                     568            535
  Earnings on cash surrender value of life
   insurance policies                                        277            323
  Gain on sale of loans                                       47             --
  Gain on sale or calls of securities                         93              8
  Other                                                      332            223
                                                    ------------   ------------
Total noninterest income                            $      2,450   $      2,461
                                                    ============   ============

         Non-interest income decreased slightly from $2,461,000 for the three months ended March 31, 2004 to $2,450,000 for the same period in 2005. Service charges on deposits decreased $239,000 from the three months ended March 31, 2004 to the same period in 2005. This decrease was due mainly to management's decision to discontinue the annual ATM card fee. Historically, North Valley Bank has imposed an annual $12 charge per ATM card issued. This fee was typically assessed in January of each year and in 2004 this fee totaled $257,000 in income to the Company. Other fees and charges increased from $535,000 for the three months ended March 31, 2004 to $568,000 for the same period in 2005 due to organic growth. Earnings on cash surrender value of life insurance policies decreased to $277,000 for the first quarter of 2005 compared to $323,000 for the same period in 2004 due to lower earnings rates. The Company recorded $47,000 in gains on sales of mortgages and $93,000 in gains on sales of securities for the three months ended March 31, 2005 compared to $8,000 in gains on calls of securities for the same period in 2004. Other income increased to $332,000 for the three months ended March 31, 2005 from $223,000 for the same period in 2004. The increase in other income was primarily due to an increase in fees earned associated with the Company's investment sales.

Noninterest Expense
-------------------

         The following table is a summary of the Company's noninterest expense for the periods indicated:

                                                    Three months Ended March 31,
                                                    ---------------------------
(In thousands)                                          2005           2004
                                                    ------------   ------------
Salaries & employee benefits                        $      4,682   $      3,421
Equipment expense                                            561            572
Occupancy expense                                            627            430
Marketing                                                    198            211
Data processing expenses                                     319            138
ATM expense                                                  202            203
Printing & supplies                                          160            125
Postage                                                      111            126
Messenger expense                                             92             85
Professional services                                        314            206
Other                                                      1,168          1,073
                                                    ------------   ------------
     Total Noninterest expense                      $      8,434   $      6,590
                                                    ============   ============

         Noninterest expense totaled $8,434,000 for the three months ended March 31, 2005, compared to $6,590,000 for the same period in 2004. This represents an increase of $1,844,000 or 28.0% from 2004 levels. Salaries and benefits increased by $1,261,000 or 36.9% to $4,682,000 for the three months ended March 31, 2005 compared to $3,421,000 for the same period in 2004. The increase is due in large part to the additional operations of NVBBB as well as the additional branches in Santa Rosa and Ukiah that commenced operations in April of 2005. In addition, $286,000 of salary expense was due to severance costs associated with a former Company executive and are of a nonrecurring nature. Equipment expense decreased slightly as core system efficiencies continue to be gained. Data processing expenses increased from $138,000 in 2004 to $319,000 in 2005 due to the outsourcing in early 2004 of the Company's local area network administration. Professional services expense increased as the Company engaged a new internal audit firm as well as ongoing Sarbanes-Oxley Section 404 testing costs. Most other expense categories for the three months ended March 31, 2005 experienced relatively small decreases or increases from the same respective periods in 2004. The Company's ratio of noninterest expense to average assets was 3.73% for the three months ended March 31, 2005 compared to 3.71% for the same period in 2004.

Income Taxes
------------

         The provision for income taxes for the three months ended March 31, 2005 was $1,085,000 as compared to $841,000 for the same period in 2004. The effective income tax rate for state and federal income taxes was 32.4% for the three months ended March 31, 2005 compared to 28.9% for the same period in 2004. The increase in the effective tax rate is due to higher overall revenues in the Company but the same or slightly lower level of revenues that are exempt from federal taxes in the first quarter of 2005 compared to the same period in 2004. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company's investment in municipal securities, FNMA Preferred Stock, and life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives special tax benefits from the State of California Franchise Tax Board for operating and providing loans in designated `Enterprise Zones'.

Impaired, Nonaccrual, Past Due and Restructured Loans and Leases and Other Nonperforming Assets
--------------------

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

         At March 31, 2005, the recorded investment in loans and leases for which impairment had been recognized was approximately $1,088,000. Of the 2005 balance, approximately $309,000 has a related valuation allowance of $154,000. For the three months ended March 31, 2005, the average recorded investment in loans and leases for which impairment had been recognized was approximately $1,088,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $1,700 for cash payments received in 2005.

         At December 31, 2004, the recorded investment in loans and leases for which impairment had been recognized was approximately $1,202,000. Of the 2004 balance, approximately $403,000 has a related valuation allowance of $202,000. For the year ended December 31, 2004, the average recorded investment in loans and leases for which impairment had been recognized was approximately $1,136,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $18,000 for cash payments received in 2004.

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

         Non-performing assets at March 31, 2005, and December 31, 2004, are summarized as follows:

                                                             March 31,     December 31,
                                                               2005           2004
                                                           ------------   ------------
Nonaccrual loans and leases                                $      1,079   $      1,155
Loans and leases 90 days past due and still accruing
 interest                                                           374          1,015
                                                           ------------   ------------

Total nonperforming loans and leases                              1,453          2,170
Other real estate                                                    32             --
                                                           ------------   ------------

Total nonperforming assets                                 $      1,485   $      2,170
                                                           ============   ============

Nonaccrual loans and leases to total gross loans and               0.19%          0.15%
leases
Nonperforming loans and leases to total gross loans and            0.25%          0.39%
leases
Total nonperforming assets to total assets                         0.17%          0.21%


Allowance for Loan and Lease Losses
-----------------------------------

         A summary of the allowance for loan and lease losses at March 31, 2005 and March 31, 2004 is as follows:
                                                             March 31,      March 31,
                                                               2005           2004
                                                           ------------   ------------
(In thousands)
Balance beginning of period                                $      7,217   $      6,493
Provision for loan and lease losses                                 270
Net charge-offs                                                     120             74
                                                           ------------   ------------
Balance end of period                                      $      7,367   $      6,419
                                                           ============   ============

Allowance for loan and lease losses to nonperforming
 loans and leases                                                507.02%        196.66%
Allowance for loan and lease losses to total gross
 loans and leases                                                  1.28%          1.58%
Ratio of net charge-offs to average loans and leases
 outstanding (annualized)                                          0.09%          0.08%

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

                  The formula allowance is adjusted for qualitative factors that are based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowance. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated to determine the adjustment to the formula allowance at March 31, 2005 included the following, which existed at the balance sheet date:

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

         The $7,367,000 in formula and specific allowances reflects management's estimate of the inherent loss in various pools or segments in the portfolio, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio.

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

Liquidity
---------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds of $23,000,000 as of March 31, 2005 were available to provide liquidity. The Company has a revolving, unsecured line of credit for $8,000,000 with a correspondent bank as of March 31, 2005. In addition, NVB is a member of the Federal Home Loan Bank ("FHLB") System providing additional unused borrowing capacity of $73,627,000 secured by certain loans and investment securities as of March 31, 2005. The Company also has a line of credit with Federal Reserve Bank of San Francisco ("FRB") of $3,003,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of March 31, 2005, borrowings consisted of $12,666,000 in medium-term FHLB advances, long-term borrowings of $37,500,000 were outstanding with the FHLB, and $21,651,000 was outstanding in the form of subordinated debt issued by the Company.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $247,273,000 and $243,809,000 (or 27.7% and 28.1% of total assets) at March 31, 2005 and December 31, 2004, respectively.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $693,741,000 and $661,926,000 at March 31, 2005 and December 31, 2004, respectively.

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

         The hypothetical impact of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. This exercise is valuable in identifying risk exposures. The results for the Company's most recent simulation analysis indicate that the Company's net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of December 31, 2004.

         For this simulation analysis, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk.

Financial Condition as of March 31, 2005 As Compared to December 31, 2004
-------------------------------------------------------------------------

         Total assets at March 31, 2005, were $892,179,000, compared to $866,231,000 at December 31, 2004. Investment securities, interest-bearing deposits in other financial institutions, and federal funds decreased to $210,769,000 at March 31, 2005, compared to $220,234,000 at December 31, 2004.
The $25,948,000 increase in total assets was driven by a $33,342,000 increase in total deposits which allowed the Company to pay down $7,428,000 in borrowings. In addition, the Company sold approximately $20 million in investment securities to continue to fund the Company's loan growth.

         Net loans and leases, the Company's major component of earning assets, increased during the first three months of 2005 to $566,024,000 at March 31, 2005 from $546,128,000 at December 31, 2004. This represents an annualized growth rate of 14.6% but Management believes that loan demand and loan growth will increase over first quarter growth levels during the remainder of 2005. The Company's average loan to deposit ratio was 75.4% for the quarter ended March 31, 2005 compared to 63.8% for the same period in 2004.

         Total deposits increased to $744,996,000 at March 31, 2005 compared to $711,654,000 at December 31, 2004. Savings and money market accounts increased $14,128,000 or 7.0% and noninterest-bearing demand deposits increased $12,255,000 or 7.4% from December 31, 2004 levels. This growth along with a slight decrease in certificates of deposits have continued to have a favorable effect on the Company's interest expense and has enabled the Company to expand the net interest margin as rates have increased.

         The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company's ability to earn a high rate of return on stockholders' equity (ROE). Stockholders' equity increased to $66,423,000 as of March 31, 2005, as compared to $65,448,000 at December 31, 2004. The increase was primarily due to net income of $2,259,000 partially offset by cash dividends paid out in the amount of $740,000. Under current regulations, management believes that the Company meets all capital adequacy requirements and North Valley Bank was considered well capitalized at March 31, 2005.

         The Company's, North Valley Bank's and NVB Business Bank's capital amounts and risk-based capital ratios are presented below.

                                                                                      To Be Well Capitalized
(In thousands)                                                   For Capital          Under Prompt Corrective
                                           Actual              Adequacy Purposes         Action Provisions
                                  -----------------------   -----------------------   -----------------------
                                                             Minimum      Minimum      Minimum      Minimum
                                    Amount       Ratio        Amount       Ratio        Amount       Ratio
                                  ----------   ----------   ----------   ----------   ----------   ----------
Company
As of March 31, 2005:
  Total capital
    (to risk weighted assets)     $   77,350        11.61%  $   53,320         8.00%         N/A          N/A
  Tier I capital
    (to risk weighted assets)     $   69,984        10.50%  $   26,660         4.00%         N/A          N/A
  Tier I capital
    (to average assets)           $   69,984         7.91%  $   35,395         4.00%         N/A          N/A
As of December 31, 2004:
  Total capital
    (to risk weighted assets)     $   74,859        11.73%  $   51,036         8.00%         N/A          N/A
  Tier I capital
    (to risk weighted assets)     $   67,642        10.60%  $   25,518         4.00%         N/A          N/A
  Tier I capital
    (to average assets)           $   67,642         7.89%  $   34,274         4.00%         N/A          N/A

North Valley Bank
As of March 31, 2005:
  Total capital
    (to risk weighted assets)     $   62,524        11.13%  $   44,960         8.00%  $   56,200        10.00%
      Tier I capital
    (to risk weighted assets)     $   56,248        10.01%  $   22,480         4.00%  $   33,720         6.00%
  Tier I capital
    (to average assets)           $   56,248         7.39%  $   30,446         4.00%  $   38,057         5.00%

As of December 31, 2004:
  Total capital
    (to risk weighted assets)     $   62,201        11.59%  $   42,942         8.00%  $   53,678        10.00%
  Tier I capital
    (to risk weighted assets)     $   56,074        10.45%  $   21,471         4.00%  $   32,207         6.00%
  Tier I capital
    (to average assets)           $   56,074         7.49%  $   29,953         4.00%  $   37,442         5.00%

NVB Business Bank
As of March 31, 2005:
  Total capital
    (to risk weighted assets)     $   10,507        10.20%  $    8,242         8.00%  $   10,303        10.00%
  Tier I capital
    (to risk weighted assets)     $    9,417         9.14%  $    4,121         4.00%  $    6,181         6.00%
  Tier I capital
    (to average assets)           $    9,417         7.71%  $    4,883         4.00%  $    6,104         5.00%

As of December 31, 2004:
  Total capital
    (to risk weighted assets)     $   10,521        10.38%  $    8,108         8.00%  $   10,134        10.00%
  Tier I capital
    (to risk weighted assets)     $    9,431         9.31%  $    4,054         4.00%  $    6,081         6.00%
  Tier I capital
    (to average assets)           $    9,431         8.73%  $    4,321         4.00%  $    5,401         5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

         In Management's opinion there has not been a material change in the Company's market risk profile for the three months ended March 31, 2005 compared to December 31, 2004. Please see discussion under the caption "Interest Rate Sensitivity" on page 20.

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

         Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2005. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Issuer Purchases of Equity Securities

Period                                                                                        Maximum number
                                                                         Number of Shares     of Shares that
                                                                         Purchased as Part    May Yet Be
                                                                         of Publicly          Purchased Under
                                    Total Number of    Average Price     Announced Plans or   the Plans or
                                    Shares Purchased   Paid per Share    Programs             Programs
                                    ----------------   --------------    -------------------  ----------------
January 1 thru March 31, 2005              0                 0                    0               10,454

         The above repurchase program - announced on July 28, 2003 - is the seventh such plan announced by the Company since May of 2001. The program calls for the repurchase of up to 3.0% of the Company's outstanding shares, or 199,154 shares. The repurchases will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under this program will be retired. The number, price and timing of the repurchases shall be at the Company's sole discretion and the program may be re-evaluated depending on market conditions, liquidity needs or other factors. The Board of Directors, based on such re-evaluations, may suspend, terminate, modify or cancel the program at any time without notice. No shares were repurchased during the first quarter of 2005.

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

                  Exhibit 32 - Section 1350 Certifications - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with Respect to the North Valley Bancorp Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005

                  Exhibit 4(h) - Amended and Restated Declaration of Trust (North Valley Capital Trust III) dated May 5, 2004

                  Exhibit 4(i) - Indenture (North Valley Capital Trust III) dated May 5, 2004

                  Exhibit 4(j) - Guarantee Agreement for North Valley Capital Trust III (North Valley Bancorp) dated May 5, 2004

                  Exhibit 10(aaa) - Fourth Amendment to North Valley Bancorp Employee Stock Ownership Plan, effective

                  Exhibit 10(bbb) - Lease for 100 B Street, Suite 360, Santa Rosa, California, dated April 15, 2005, between North Valley Bank and Sonja Valentina LLC.

                  Exhibit 10(ccc) - Lease for 2515 Park Marina Drive, Suite 102, Redding, California dated March 15, 2005, between The McConnell Foundation and North Valley Bancorp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NORTH VALLEY BANCORP
                                       (Registrant)

Date  May 9, 2005
                                       By: /s/ MICHAEL J. CUSHMAN
                                           ------------------------------------
                                           Michael J. Cushman
                                           President & Chief Executive Officer


                                       By: /s/ EDWARD J. CZAJKA
                                           ------------------------------------
                                           Edward J. Czajka
                                           Executive Vice President &
                                           Chief Financial Officer