Form 10-Q
period 2005-06-30
NORTH VALLEY BANCORP
filed 2005-08-09
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 2005.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Transition Period From __________ to __________


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

Common Stock -7,432,869 shares as of August 8, 2005.

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)                                     3

         Condensed Consolidated Balance Sheets--
         June 30, 2005 and December 31, 2004                                  3

         Condensed Consolidated Statements of Income--
         For the Three and Six months Ended June 30, 2005 and 2004            4

         Condensed Consolidated Statements of Cash Flows--
         For the Three and Six months Ended June 30, 2005 and 2004            5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial  Condition and
         Results of Operations                                               12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          23

Item 4.  Controls and Procedures                                             23


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                   23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         23

Item 3.  Defaults Upon Senior Securities                                     24

Item 4.  Submission of Matters to a Vote of Security Holders                 24

Item 5.  Other Information                                                   24

Item 6.  Exhibits                                                            25


SIGNATURES                                                                   26
----------



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands except share amounts)

                                                                  June 30,     December 31,
ASSETS                                                              2005           2004
                                                                ------------   ------------
Cash and due from banks                                         $     36,110   $     23,575
Federal funds sold                                                     4,200            640
                                                                ------------   ------------
    Total cash and cash equivalents                                   40,310         24,215

Interest-bearing deposits in other financial institutions                 --            500
Investment securities:
  Available for sale, at fair value                                  184,704        218,961
  Held to maturity, at amortized cost                                    126            133

Loans and leases, net of allowance for loan and
  lease losses of $7,612 at June 30, 2005 and
  $7,217 at December 31, 2004                                        591,477        546,128
Premises and equipment, net of accumulated
  depreciation and amortization                                       15,291         13,927
FHLB and FRB stock and other securities                                5,154          4,826
Core deposit intangibles, net                                          2,863          3,188
Goodwill                                                              15,611         15,281
Cash surrender value of life insurance                                28,055         27,541
Accrued interest receivable & other assets                            11,585         11,531
                                                                ------------   ------------

TOTAL ASSETS                                                    $    895,176   $    866,231
                                                                ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing demand                                    $    187,255   $    165,595
  Interest-bearing:
      Demand deposits                                                191,662        187,738
      Savings and money market                                       197,282        200,628
      Certificates of deposit                                        152,872        157,693
                                                                ------------   ------------
    Total deposits                                                   729,071        711,654
Other borrowed funds                                                  66,538         57,594
Accrued interest and other liabilities                                 8,950          9,884
Subordinated debentures                                               21,651         21,651
                                                                ------------   ------------
Total liabilities                                                    826,210        800,783
                                                                ------------   ------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value: authorized 5,000,000
  shares; none outstanding
Common stock, no par value:  authorized 20,000,000
  shares, outstanding 7,411,075 and 7,311,726 at
  June 30, 2005 and December 31, 2004                                 38,802         37,917
Retained earnings                                                     31,034         28,403
Accumulated other comprehensive loss, net of tax                        (870)          (872)
                                                                ------------   ------------
Total stockholders' equity                                            68,966         65,448
                                                                ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    895,176   $    866,231
                                                                ============   ============

See notes to condensed consolidated financial statements (unaudited).


                      NORTH VALLEY BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands except per share amounts)

                                                             For the six months ended      For the three months ended
                                                                     June 30,                      June 30,
                                                            ---------------------------   ---------------------------
                                                                2005          2004            2005           2004
                                                            ------------   ------------   ------------   ------------
INTEREST INCOME:
Loans and leases including fees                             $     19,706   $     13,238   $     10,249   $      6,745
Securities:
    Taxable                                                        3,402          3,637          1,714          1,754
    Exempt from federal taxes                                        594            968            283            561
Federal funds sold                                                   261             78             90             15
                                                            ------------   ------------   ------------   ------------
   Total interest income                                          23,963         17,921         12,336          9,075
                                                            ------------   ------------   ------------   ------------
INTEREST EXPENSE:
Deposits                                                           2,719          2,228          1,467          1,087
Subordinated debentures                                              822            740            411            386
Other borrowings                                                     756            655            390            348
                                                            ------------   ------------   ------------   ------------
   Total interest expense                                          4,297          3,623          2,268          1,821
                                                            ------------   ------------   ------------   ------------

NET INTEREST INCOME                                               19,666         14,298         10,068          7,254

PROVISION FOR LOAN AND LEASE LOSSES                                  450             --            180             --
                                                            ------------   ------------   ------------   ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                       19,216         14,298          9,888          7,254

NONINTEREST INCOME:
  Service charges on deposit accounts                              2,322          2,566          1,189          1,194
  Other fees and charges                                           1,217          1,099            649            564
  Gain on sale of loans                                              101              4             54              4
  Gain on sales or calls of securities                                95             22              2             14
  Other                                                            1,178          1,020            569            474
                                                            ------------   ------------   ------------   ------------
    Total noninterest income                                       4,913          4,711          2,463          2,250
                                                            ------------   ------------   ------------   ------------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                   9,374          6,893          4,692          3,472
  Occupancy                                                        1,319            884            692            454
  Equipment                                                          973          1,084            412            512
  Other                                                            6,231          4,389          3,667          2,222
                                                            ------------   ------------   ------------   ------------
    Total noninterest expenses                                    17,897         13,250          9,463          6,660
                                                            ------------   ------------   ------------   ------------

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                            6,232          5,759          2,888          2,844

PROVISION FOR INCOME TAXES                                         1,986          1,703            901            862
                                                            ------------   ------------   ------------   ------------

NET INCOME                                                  $      4,246   $      4,056   $      1,987   $      1,982
                                                            ============   ============   ============   ============
EARNINGS PER SHARE:
  Basic                                                     $       0.58   $       0.62   $       0.27   $       0.30
                                                            ============   ============   ============   ============
  Diluted                                                   $       0.55   $       0.59   $       0.26   $       0.29
                                                            ============   ============   ============   ============

See notes to condensed consolidated financial statements (unaudited).


                      NORTH VALLEY BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                 For the six months
                                                                   ended June 30,
                                                           ---------------------------
                                                               2005           2004
                                                           ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                               $      4,246   $      4,056
    Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization                                   574            939
    Amortization of premium on securities                           135             41
    Amortization of core deposit and other intangibles              325            253
    Gain on sale of premises and equipment                          (35)           (13)
    Gain on sale or calls of securities                             (95)           (22)
    Gain on sale of loans                                          (101)            (4)
    Effect of changes in:
      Accrued interest receivable                                   480           (158)
      Other assets                                                  353           (192)
      Accrued interest and other liabilities                       (577)           (84)
                                                           ------------   ------------
           Net cash provided by operating activities              5,305          4,816
                                                           ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net changes in FHLB and FRB stock and
  other securities                                                 (328)          (505)
 Purchases of available for sale securities                      (1,989)       (54,752)
 Proceeds from sales of available for sale securities            20,033
 Proceeds from maturities/calls of available for
  sale securities                                                16,184         28,852
 Net decrease (increase) in interest-bearing deposits
  at financial institutions                                         500           (377)
 Net increase in loans and leases                               (45,698)       (37,789)
 Purchases of premises and equipment, net                        (3,187)          (863)
                                                           ------------   ------------
           Net cash used in investing activities                (14,485)       (65,434)
                                                           ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                        17,417         18,350
 Proceeds from issuance of subordinated debentures                               5,155
 Net increase  in Federal funds purchased
  and other borrowed funds                                        8,944         32,804
 Cash dividends paid                                             (1,481)        (1,306)
 Repurchase of common stock                                        (188)
 Cash received for stock options exercised                          477            400
 Compensation expense on stock options/grants                       106             75
                                                           ------------   ------------
           Net cash provided by financing activities             25,275         55,478
                                                           ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                     16,095         (5,140)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     24,215         59,523
                                                           ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $     40,310   $     54,383
                                                           ============   ============

ADDITIONAL INFORMATION:
 Cash paid during the period for:
 Interest                                                  $      4,271   $      3,161
                                                           ============   ============
 Income taxes                                              $      3,473   $      2,025
                                                           ============   ============

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2005.

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

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE B - INVESTMENT SECURITIES

At June 30, 2005 and December 31, 2004, the amortized cost of securities and their approximate fair value were as follows:

(In thousands)                                                Gross          Gross         Carrying
-------------                                 Amortized     Unrealized     Unrealized       Amount
Available for sale securities:                  Cost          Gains          Losses      (Fair Value)
------------------------------              ------------   ------------   ------------   ------------
June 30, 2005
-------------
  Securities of U.S. government
    agencies and corporations               $     17,088   $         37   $       (189)  $     16,936
  Obligations of states and political
    subdivisions                                  24,379            937            (18)        25,298
  Mortgage backed securities                     121,732             92         (1,372)       120,452
  Corporate securities                             7,992             59            (84)         7,967
  Other securities                                15,089             26         (1,064)        14,051
                                            ------------   ------------   ------------   ------------
                                            $    186,280   $      1,151   $     (2,727)  $    184,704
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
                                            ============   ============   ============   ============


                                              Carrying
                                               Amount         Gross          Gross
                                             (Amortized     Unrealized     Unrealized
Held to maturity securities:                    Cost)         Gains          Losses       Fair Value
----------------------------                ------------   ------------   ------------   ------------
June 30, 2005
-------------
  Obligation of states and political
    subdivisions                            $        126   $         --   $         (5)  $        121
                                            ============   ============   ============   ============

                                              Carrying
                                               Amount         Gross          Gross
                                             (Amortized     Unrealized     Unrealized
Held to maturity securities:                    Cost)         Gains          Losses       Fair Value
----------------------------                ------------   ------------   ------------   ------------

December 31, 2004
-----------------
  Obligation of states and political
    subdivisions                            $        133   $         --   $         (2)  $        131
                                            ============   ============   ============   ============


         Gross realized gains on sales or calls of available for sale securities were $275,000 and $22,000 for the six months ended June 30, 2005 and 2004. Gross realized losses on sales or calls of available for sale securities for the six months ended June 30, 2005 were $180,000. There were no gross realized losses on sales or calls of available for sale securities for the six months ended June 30, 2004. There were no sales or transfers of held to maturity securities for the six months ended June 30, 2005 and 2004.

         At June 30, 2005 and December 31, 2004, securities having fair value amounts of approximately $102,735,000 and $100,973,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

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

         At June 30, 2005, the Company held $137,692,000 of available for sale investment securities in an unrealized loss position of which $61,576,000 were in a loss position for less than twelve months and $76,116,000 were in a loss position and had been in a loss position for twelve months or more. Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due only to interest rate fluctuations.

         Included in the above securities at June 30, 2005 are 100,000 shares of FNMA, Series M perpetual preferred stock. The coupon rate is fixed at 4.75% with a taxable-equivalent yield of 5.38%. The securities are owned at par, or $50.00 per share, for a total investment of $5,000,000 and an unrealized loss of $972,000 at June 30, 2005 as copared to $865,000 at December 31, 2004. The securities are callable at par on June 1, 2008.

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

NOTE C - STOCK-BASED COMPENSATION

         At June 30, 2005, the Company has three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income under the Employee Plan, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in the financial statements for the Director Plans for the difference between the fair value of the options at the date of the grant and the exercise price at 85% of the fair value.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. Pro forma adjustments to the Company's net earnings and earnings per share are disclosed during the years in which the options become vested.

                                                                 Six months ended June 30,    Three months ended June 30,
                                                                ---------------------------   ---------------------------
(in thousands except per share data)                                2005           2004           2005           2004
                                                                ------------   ------------   ------------   ------------
Net income, as reported                                         $      4,246   $      4,056   $      1,987   $      1,982
Add:  total stock-based compensation expense included in
      net Income, net of tax                                              63             44             31             23
Deduct:  total stock-based compensation expense
  determined under the fair value based method for all
  awards, net Of related tax effects                                    (157)          (139)           (78)           (70)
                                                                ------------   ------------   ------------   ------------
Net income, pro forma                                           $      4,152   $      3,961   $      1,940   $      1,935
                                                                ============   ============   ============   ============

Basic earnings per common share:
As reported                                                     $       0.58   $       0.62   $       0.27   $       0.30
Pro forma                                                       $       0.56   $       0.61   $       0.26   $       0.30

Diluted earnings per common and equivalent share:
As reported                                                     $       0.55   $       0.59   $       0.26   $       0.29
Pro forma                                                       $       0.53   $       0.58   $       0.25   $       0.28

         The fair value of each option granted during the periods presented is estimated on the date of grant using an option-pricing model with the following assumptions:

                                              Six months ended June 30,
                                            ---------------------------
                                                2005           2004
                                            ------------   ------------
Dividend yield                                      2.21%          2.74%
Expected volatility                                15.86%         16.21%
Risk-Free interest rate                             3.58%          5.00%
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

                                             Six months ended June 30,    Three months ended June 30,
                                            ---------------------------   ---------------------------
(in thousands)                                  2005           2004           2005           2004
                                            ------------   ------------   ------------   ------------
Net income                                  $      4,246   $      4,056   $      1,987   $      1,982
Other comprehensive income (loss)
 Holding gain (loss) arising during
  period                                            (108)        (2,772)         1,393         (4,468)
 Reclassification adjustment, net of tax             110             12              1              9
                                            ------------   ------------   ------------   ------------
                                                       2         (2,760)         1,394         (4,459)
                                            ------------   ------------   ------------   ------------

Total comprehensive income                  $      4,248   $      1,296   $      3,381   $     (2,477)
                                            ============   ============   ============   ============

NOTE E - EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.


         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the six and three month periods ended June 30, 2005 and 2004 is reconciled as follows:

                                                                 Six months ended June 30,    Three months ended June 30,
                                                                ---------------------------   ---------------------------
(In thousands except earnings per share)                            2005           2004           2005           2004
                                                                ------------   ------------   ------------   ------------
Calculation of Basic Earnings Per Share

Numerator - net income                                          $      4,246   $      4,056   $      1,987   $      1,982
Denominator - weighted average common
     shares outstanding                                                7,375          6,519          7,411          6,525
                                                                ------------   ------------   ------------   ------------

Basic Earnings Per Share                                        $       0.58   $       0.62   $       0.27   $       0.30
                                                                ============   ============   ============   ============

Calculation of Diluted Earnings Per Share

Numerator - net income                                          $      4,246   $      4,056   $      1,987   $      1,982
Denominator - weighted average common
    shares outstanding                                                 7,375          6,519          7,411          6,525
    Dilutive effect of outstanding options                               412            259            360            382
                                                                ------------   ------------   ------------   ------------
                                                                       7,787          6,778          7,771          6,907
                                                                ------------   ------------   ------------   ------------

Diluted Earnings Per Share                                      $       0.55   $       0.59   $       0.26   $       0.29
                                                                ============   ============   ============   ============

NOTE F - PENSION PLAN BENEFITS

         The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors.
These plans are nonqualified defined benefit plans and are unsecured and unfunded. Components of net periodic benefit cost for the Company's supplemental nonqualified defined benefit plans for the six and three months ended June 30, 2005 and 2004 are presented in the following table.

                                                                 Six months ended June 30,    Three months ended June 30,
                                                                ---------------------------   ---------------------------
(In thousands)                                                      2005           2004           2005           2004
                                                                ------------   ------------   ------------   ------------
Components of Net Periodic Cost:
   Service cost                                                 $        133   $        130   $         66   $         71
   Interest cost                                                          98             86             48             43
   Amortization of unrecognized net transition
     obligation                                                           14             12              7              6
   Amortization of prior service cost                                     18             16              9              8
                                                                ------------   ------------   ------------   ------------
Total Components of Net Periodic Cost                           $        263   $        244   $        130   $        128
                                                                ============   ============   ============   ============

NOTE G - ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER

         In December 2004, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (the "SOP"). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It also includes such loans acquired in purchase business combinations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted and requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.

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

NOTE H: - SHARE-BASED PAYMENTS

         In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. In April 2005, the Securities and Exchange Commission adopted a rule deferring compliance with the effective date of FAS 123(R) from the first reporting period after June 15, 2005 to the first fiscal year beginning after June 15, 2005, effectively January 1, 2006, for the Company. Management believes that the effect of FAS 123 (R) will be consistent with its pro forma disclosures included in Note C to these Unaudited Condensed Consolidated Financial Statements.

NOTE I: - NEW ACCOUNTING PRONOUCEMENTS

         On September 30, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 03-1-1delaying the effective date of paragraphs 10-20 of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, "which provides guidance for determining the meaning of the phrase "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The guidance required that an investment which has declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. In September 2004, the FASB issued the proposed FSP Issue 03-1-a which was intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. On June 29, 2005, the Financial Accounting Standards Board gave direction that the proposed FSP Issue 03-1-a be issued as final thus nullifying the paragraphs 10-18 of EITF 03-1. The measurement, disclosure, and subsequent accounting for debt securities guidance, as well as the evaluation of whether a cost method investment (as defined in Issue 03-1) is impaired, would remain in effect. Management continues to monitor and evaluate how the provisions of EITF03-1 and proposed FSP Issue 03-1-a will affect the Company.

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

Share Based Payments

         At June 30, 2005, the Company has three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan, which are described more fully in Note C to the Unaudited Condensed Consolidated Financial Statements included herein in Item 1 - Financial Statements. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income under the Employee Plan, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in the financial statements for the Director Plans over the vesting period for the difference between the fair value of the shares at the date of the grant and the exercise price, which is equal to 85% of the fair value at the date of the grant. For further information regarding the proforma effect on reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", see Note C to the Consolidated Financial Statements in Item 1 - Financial Statements.

         In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. In April 2005, the Securities and Exchange Commission adopted a rule deferring compliance with the effective date of FAS 123(R) from the first reporting period after June 15, 2005 to the first fiscal year beginning after June 15, 2005, effectively January 1, 2006, for the Company. Management believes that the effect of FAS 123 (R) will be consistent with its pro forma disclosures included in Note C to these Unaudited Condensed Consolidated Financial Statements.

         Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, forfeiture rates and the expected lives of such options.

Goodwill

         Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. Goodwill of $15,281,000 was originally recorded in the Company's acquisition of NVBBB. The value of goodwill is ultimately derived from the Company's ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill will be assessed for impairment at a reporting unit level at least annually. Management will conduct its first assessment of impairment during the third quarter of 2005 or earlier if events and circumstances warrant such an assessment.

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

Overview
--------

         North Valley Bancorp (the "Company") is a bank holding company for North Valley Bank ("NVB") and, since September 1, 2004, NVB Business Bank ("NVBBB"), formerly known as Yolo Community Bank, both state-chartered banks. NVB operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with twenty-one branches, including two supermarket branches in Northern California. NVBBB, acquired in a business combination more fully described in Note 2 to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, operates out of its main office located at 630 Main Street in Woodland, California with three branches. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios.
The Company is not dependent on any single customer for more than ten percent of its revenues.

Earnings Summary
----------------

                                                            Six months ended June 30,    Three months ended June 30,
                                                           ---------------------------   ---------------------------
(In thousands except per share amounts)                        2005           2004           2005           2004
                                                           ------------   ------------   ------------   ------------
Net interest income                                        $     19,666   $     14,298   $     10,068   $      7,254
Provision for loan and lease losses                                 450             --            180             --
Noninterest income                                                4,913          4,711          2,463          2,250
Noninterest expense                                              17,897         13,250          9,463          6,660
Provision for income taxes                                        1,986          1,703            901            862
                                                           ------------   ------------   ------------   ------------
Net income                                                 $      4,246   $      4,056   $      1,987   $      1,982
                                                           ============   ============   ============   ============
Earnings Per Share
    Basic                                                  $       0.58   $       0.62   $       0.27   $       0.30
    Diluted                                                $       0.55   $       0.59   $       0.26   $       0.29

Annualized Return on Average Assets                                 .95%          1.13%           .89%          1.09%
Annualized Return on Average Equity                               12.88%         17.24%         11.94%         16.83%

         For the six months ended June 30, 2005, the Company recognized a $450,000 provision for loan and lease losses compared to no provision recorded in the same period in 2004. The process for determining allowance adequacy includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, non-performing loan levels, charge-off/recovery activity and other qualitative factors including economic activity. Management believes that the current level of allowance for loan and lease losses as of June 30, 2005 of $7,612,000 or 1.27% of total loans and leases is adequate at this time. The allowance for loan and lease losses was $7,217,000 or 1.30% of total loans and leases at December 31, 2004. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses" on page 17.

Net Interest Income
-------------------

         Net interest income is the principal source of the Company's operating earnings and represents the difference between interest earned on loans and leases and other investments and interest paid on deposits and other borrowings. The amount of interest income and expense is affected by changes in the volume and mix of earning assets and interest-bearing deposits and borrowings, along with changes in interest rates.

         The following table is a summary of the Company's net interest income, presented on a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning assets, for the periods indicated:


                                                            Six months ended June 30,    Three months ended June 30,
                                                           ---------------------------   ---------------------------
(In thousands)                                                 2005           2004           2005           2004
                                                           ------------   ------------   ------------   ------------
Interest income                                            $     23,963   $     17,921   $     12,336   $      9,075
Less: Interest expense                                            4,297          3,623          2,268          1,821
FTE adjustment                                                      384            453            186            219
                                                           ------------   ------------   ------------   ------------

Net interest income (FTE)                                  $     20,050   $     14,751   $     10,254   $      7,473
                                                           ============   ============   ============   ============

         Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The increase in net interest income (FTE) for the six-month period ended June 30, 2005 resulted primarily from a much larger average interest-earning asset base due primarily to the NVBBB acquisition. Management is proactive in attempting to manage the Company's net interest margin, that is, trying to maximize current net interest income without placing an undue risk on future earnings. In the latter part of 2004 and into the second quarter of 2005, the Company's net interest margin has expanded. This is in large part due to the loan growth that has taken place during that same time frame in addition to the NVBBB acquisition on August 31, 2004. Currently the Company is selling all fixed-rate 15-and 30-year residential mortgages in order to minimize the Company's interest rate risk and to generate consistent mortgage fee income.


         While average interest earning assets for the six months ended June 30, 2005 increased by $153,793,000 or 23.8% from the same period last year, yields on average earning assets also increased 42 basis points from 5.73% to 6.15%.
Yields in the six months ended June 30, 2005 increased by 0.84% on fed funds sold, 0.03% on investment securities, and 0.27% on loans compared to the same period in 2004. Average interest bearing liabilities increased by $53,163,000 or 41.5% for the six months ended June 30, 2005 compared to the same period in 2004 while the average rate paid on those liabilities remained consistent at 1.35%.
The Company's net interest margin (FTE) increased from 4.60% for the six months ended June 30, 2004 to 5.06% for the same period in 2005.

          The following table is a summary of the Company's net interest margin
(FTE) for the periods indicated:

                                                            Six months ended June 30,    Three months ended June 30,
                                                           ---------------------------   ---------------------------
                                                               2005           2004           2005           2004
                                                           ------------   ------------   ------------   ------------
Yield on earning assets                                            6.15%          5.73%          6.32%          5.71%
Rate paid on interest-bearing liabilities                          1.35%          1.35%          1.38%          1.34%
                                                           ------------   ------------   ------------   ------------
  Net interest spread                                              4.80%          4.38%          4.94%          4.37%
                                                           ============   ============   ============   ============
  Net interest margin                                              5.06%          4.60%          5.21%          4.59%
                                                           ============   ============   ============   ============

Noninterest Income
------------------

         The following table is a summary of the Company's noninterest income for the periods indicated:

Noninterest Income                                          Six months ended June 30,    Three months ended June 30,
(In thousands)                                             ---------------------------   ---------------------------
                                                               2005           2004           2005           2004
                                                           ------------   ------------   ------------   ------------

  Service charges on deposit accounts                      $      2,322   $      2,566   $      1,189   $      1,194

  Other fees and charges                                          1,217          1,099            649            564
  Gain on sale of loans                                             101              4             54              4
  Gain on sale or calls of securities                                95             22              2             14
  Other                                                           1,178          1,020            569            474
                                                           ------------   ------------   ------------   ------------

Total noninterest income                                   $      4,913   $      4,711   $      2,463   $      2,250
                                                           ============   ============   ============   ============

         Non-interest income increased slightly from $4,711,000 for the six months ended June 30, 2004 to $4,913,000 for the same period in 2005. Service charges on deposits decreased $244,000 from the six months ended June 30, 2004 to the same period in 2005. This decrease was due mainly to management's decision to discontinue the annual ATM card fee. Historically, North Valley Bank has imposed an annual $12 charge per ATM card issued. This fee was typically assessed in January of each year and in 2004 this fee totaled $257,000 in income to the Company. Other fees and charges increased from $1,099,000 for the six months ended June 30, 2004 to $1,217,000 for the same period in 2005 due to organic growth. Earnings on cash surrender value of life insurance policies decreased to $564,000 for the second quarter of 2005 compared to $594,000 for the same period in 2004 due to lower earnings rates. The Company recorded $101,000 in gains on sales of mortgages and $95,000 in gains on sales of securities for the six months ended June 30, 2005 compared to $22,000 in gains on calls of securities for the same period in 2004. Other income increased to $1,178,000 for the six months ended June 30, 2005 from $1,020,000 for the same period in 2004. The increase in other income was primarily due to an increase in fees earned associated with the Company's investment sales.

         Non-interest income increased from $2,250,000 for the three months ended June 30, 2004 to $2,463,000 for the same period in 2005. This increase was primarily attributed to an increase in fee income from ATM charges from non customers and fees earned associated with the Company's investment sales.


Noninterest Expense
-------------------

         The following table is a summary of the Company's noninterest expense for the periods indicated:

                                             Six months ended June 30,    Three months ended June 30,
                                            ---------------------------   ---------------------------
(in thousands)                                  2005           2004           2005           2004
                                            ------------   ------------   ------------   ------------
Salaries & employee benefits                $      9,374   $      6,893   $      4,692   $      3,472
Equipment expense                                    973          1,084            412            512
Occupancy                                          1,319            884            692            454
expense
Marketing                                            470            384            272            173
Information technology                             1,008            365            689            227
expenses
ATM expense                                          358            408            156            205
Printing &                                           293            264            133            139
supplies
Postage                                              301            255            190            129
Messenger                                            261            180            169             95
expense
Professional services                                643            406            329            200
Other                                              2,897          2,127          1,729          1,054
                                            ------------   ------------   ------------   ------------
     Total Noninterest expense              $     17,897   $     13,250   $      9,463   $      6,660
                                            ============   ============   ============   ============

         Noninterest expense totaled $17,897,000 for the six months ended June 30, 2005, compared to $13,250,000 for the same period in 2004. This represents an increase of $4,647,000 or 35.1% from 2004 levels due in large part to the acquisition of Yolo Community Bank in September 2004 . Salaries and benefits increased by $2,481,000 or 36.0% to $9,374,000 for the six months ended June 30, 2005 compared to $6,893,000 for the same period in 2004. These increases in the second quarter of 2005 are in part as a result of the opening of new offices in Fairfield, Santa Rosa and Ukiah. Additionally, the Company incurred one-time costs of $325,000, which related to the roll-out of the new NVB brand. In addition, $286,000 of salary expense was due to severance costs associated with a former Company executive and are of a nonrecurring nature. Equipment expense decreased slightly as core system efficiencies continue to be gained. Information technology expenses increased from $365,000 in 2004 to $1,008,000 in 2005 due to the Yolo Community Bank acquisition, the opening of two new branches in Santa Rosa and Ukiah of NVBBB, a one time expense to the core processing vendor ITI which may in the future result in a reduction in per unit cost and maintenance fees, and due to the outsourcing in early 2004 of the Company's local area network administration. Some of the increase in information technology expenses was offset by a reduction in equipment expense due to the one time payment to ITI and salary expense reduction incurred by outsourcing the Company's local area network administration. Professional services expense increased as the Company engaged a new internal audit firm as well as ongoing Sarbanes-Oxley Section 404 testing costs. Most other expense categories for the six months ended June 30, 2005 experienced relatively small decreases or increases from the same respective periods in 2004. The Company's ratio of noninterest expense to average assets was 3.97% for the six months ended June 30, 2005 compared to 3.67% for the same period in 2004.

         Noninterest expense totaled $9,463,000 for the three months ended June 30, 2005, compared to $6,660,000 for the same period in 2004. This represents an increase of $2,803,000 or 42.1%. The increase was due primarily to the acquisition of Yolo Community Bank in September 2004. Additionally, the one-time cost of $325,000 for the roll-out of the new NVB brand was all incurred in the second quarter along with the one time information technology expense to the core processing vendor ITI offset by a reduction in equipment expense.

Income Taxes
------------

         The provision for income taxes for the six months ended June 30, 2005 was $1,986,000 as compared to $1,703,000 for the same period in 2004. The effective income tax rate for state and federal income taxes was 31.9% for the six months ended June 30, 2005 compared to 29.6% for the same period in 2004. The increase in the effective tax rate is due to higher overall revenues in the Company but the same or slightly lower level of revenues that are exempt from federal taxes in the first quarter of 2005 compared to the same period in 2004. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company's investment in municipal securities, FNMA Preferred Stock, and life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives special tax benefits from the State of California Franchise Tax Board for operating and providing loans in designated `Enterprise Zones'.

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

         At June 30, 2005, the recorded investment in loans and leases for which impairment had been recognized was approximately $1,032,000. Of the 2005 balance, approximately $362,000 has a related valuation allowance of $181,000. For the six months ended June 30, 2005, the average recorded investment in loans and leases for which impairment had been recognized was approximately $1,060,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $1,700 for cash payments received in 2005.

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

         Non-performing assets at June 30, 2005, and December 31, 2004, are summarized as follows:
                                                             June 30,     December 31,
                                                               2005           2004
                                                           ------------   ------------
Nonaccrual loans and leases                                $      1,032   $      1,155
Loans and leases 90 days past due and still accruing
 interest                                                           408          1,015
                                                           ------------   ------------

Total nonperforming loans and leases                              1,440          2,170
Other real estate                                                    --             --
                                                           ------------   ------------

Total nonperforming assets                                 $      1,440   $      2,170
                                                           ============   ============

Nonaccrual loans and leases to total gross loans and
 leases                                                            0.17%          0.15%
Nonperforming loans and leases to total gross loans and
 leases                                                            0.24%          0.39%
Total nonperforming assets to total assets                         0.16%          0.21%

Allowance for Loan and Lease Losses
-----------------------------------

         A summary of the allowance for loan and lease losses at June 30, 2005 and June 30, 2004 is as follows:

                                                             June 30,        June 30,
(In thousands)                                                 2005           2004
                                                           ------------   ------------
Balance beginning of period                                $      7,217   $      6,493
Provision for loan and lease losses                                 450
Net (charge-offs) recoveries                                        (55)          (316)
                                                           ------------   ------------

Balance end of period                                      $      7,612   $      6,177
                                                           ============   ============

Allowance for loan and lease losses to nonperforming
 loans and leases                                                528.61%        162.98%
Allowance for loan and lease losses to total gross
 loans and leases                                                  1.27%          1.48%
Ratio of net charge-offs to average loans and leases
 outstanding (annualized)                                          0.02%          0.16%

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

                  The formula allowance is adjusted for qualitative factors that are based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowance. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated to determine the adjustment to the formula allowance at June 30, 2005 included the following, which existed at the balance sheet date:

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

         The $7,612,000 in formula and specific allowances at June 30, 2005 reflects management's estimate of the inherent loss in various pools or segments in the portfolio, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio.

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

Liquidity
---------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds of $23,000,000 as of June 30, 2005 were available to provide liquidity. The Company also has a revolving, unsecured line of credit for $10,000,000 with a correspondent bank as of June 30, 2005. In addition, NVB is a member of the Federal Home Loan Bank ("FHLB") System providing additional unused borrowing capacity of $48,786,000 secured by certain loans and investment securities as of June 30, 2005. The Company also has a line of credit with Federal Reserve Bank of San Francisco ("FRB") of $4,041,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of June 30, 2005, borrowings consisted of $29,038,000 in short term FHLB advances, long-term borrowings of $37,500,000 were outstanding with the FHLB, and $21,651,000 was outstanding in the form of subordinated debt issued by the Company.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $225,140,000 and $243,809,000 (or 25.2% and 28.1% of total assets) at June 30, 2005 and December 31, 2004, respectively.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $677,487,000 and $661,926,000 at June 30, 2005 and December 31, 2004, respectively.

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

Financial Condition as of June 30, 2005 As Compared to December 31, 2004
------------------------------------------------------------------------

         Total assets at June 30, 2005, were $895,176,000, compared to $866,231,000 at December 31, 2004. Investment securities, interest-bearing deposits in other financial institutions, and federal funds decreased to $189,030,000 at June 30, 2005, compared to $220,234,000 at December 31, 2004.
The $28,945,000 increase in total assets was driven by a $17,417,000 increase in total deposits and an increase of $8,944,000 in borrowings. In addition, the Company sold approximately $20 million in investment securities to continue to fund the Company's loan growth.

         Net loans and leases, the Company's major component of earning assets, increased during the first six months of 2005 to $591,477,000 at June 30, 2005 from $546,128,000 at December 31, 2004. This represents an annualized growth rate of 16.6% but Management believes that loan demand and loan growth is likely to increase over the growth rate for the first six months during the remainder of 2005. The Company's average loan to deposit ratio was 77.1% for the quarter ended June 30, 2005 compared to 65.3% for the same period in 2004.

         Total deposits increased to $729,071,000 at June 30, 2005 compared to $711,654,000 at December 31, 2004. Noninterest-bearing demand deposits increased $21,660,000 or 13.1% from December 31, 2004, interest-bearing demand deposits increased $3,924,000 or 2.1% partially offset by a decrease in savings and money market accounts by $3,346,000 or 1.7% and certificates of deposit of $4,821,000 or 3.01%. This growth along with a slight decrease in savings, money markets, and certificates of deposits have continued to have a favorable effect on the Company's interest expense and has enabled the Company to expand its net interest margin as rates have increased.

         The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company's ability to earn a high rate of return on stockholders' equity (ROE). Stockholders' equity increased to $68,966,000 as of June 30, 2005, as compared to $65,448,000 at December 31, 2004. The increase was primarily due to net income of $4,246,000 partially offset by cash dividends paid out in the amount of $1,481,000. Under current regulations, management believes that the Company meets all capital adequacy requirements and North Valley Bank was considered well capitalized and NVB Business Bank was adequately capitalized at June 30, 2005. Management has developed a plan to increase the capital at NVB Business Bank during the third quarter of 2005 to increase ratios to meet regulatory guidelines for a well capitalized institution. The plan includes the potential to downstream additional capital to NVBBB and the reallocation of expenses and income associated with the loan participations between the subsidiary banks.


         The Company's, North Valley Bank's and NVB Business Bank's capital amounts and risk-based capital ratios are presented below.

                                                                                               To Be Well Capitalized
(In thousands)                                                          For Capital            Under Prompt Corrective
                                              Actual                 Adequacy Purposes             Action Provisions
                                  ---------------------------   ---------------------------   ---------------------------
                                                                  Minimum        Minimum        Minimum        Minimum
                                      Amount         Ratio         Amount         Ratio          Amount         Ratio
                                  ------------   ------------   ------------   ------------   ------------   ------------
Company
-------
As of June 30, 2005:
  Total capital
    (to risk weighted assets)     $     78,875          11.32%  $     55,747           8.00%           N/A            N/A
  Tier I capital
    (to risk weighted assets)     $     71,263          10.23%  $     27,874           4.00%           N/A            N/A
  Tier I capital
    (to average assets)           $     71,263           8.09%  $     35,249           4.00%           N/A            N/A

As of December 31, 2004:
  Total capital
    (to risk weighted assets)     $     74,859          11.73%  $     51,036           8.00%           N/A            N/A
  Tier I capital
    (to risk weighted assets)     $     67,642          10.60%  $     25,518           4.00%           N/A            N/A
  Tier I capital
    (to average assets)           $     67,642           7.89%  $     34,274           4.00%           N/A            N/A


North Valley Bank
-----------------
As of June 30, 2005:
  Total capital
    (to risk weighted assets)     $     64,488          11.04%  $     46,747           8.00%  $     58,434          10.00%
  Tier I capital
    (to risk weighted assets)     $     57,967           9.92%  $     23,374           4.00%  $     35,060           6.00%
  Tier I capital
    (to average assets)           $     57,967           7.68%  $     30,198           4.00%  $     37,747           5.00%

As of December 31, 2004:
  Total capital
    (to risk weighted assets)     $     62,201          11.59%  $     42,942           8.00%  $     53,678          10.00%
  Tier I capital
    (to risk weighted assets)     $     56,074          10.45%  $     21,471           4.00%  $     32,207           6.00%
  Tier I capital
    (to average assets)           $     56,074           7.49%  $     29,953           4.00%  $     37,442           5.00%


NVB Business Bank
-----------------
As of June 30, 2005:
  Total capital
    (to risk weighted assets)     $     10,311           9.25%  $      8,914           8.00%  $     11,143          10.00%
  Tier I capital
    (to risk weighted assets)     $      9,221           8.28%  $      4,457           4.00%  $      6,686           6.00%
  Tier I capital
    (to average assets)           $      9,221           7.40%  $      4,987           4.00%  $      6,234           5.00%

As of December 31, 2004:
  Total capital
    (to risk weighted assets)     $     10,521          10.38%  $      8,108           8.00%  $     10,134          10.00%
  Tier I capital
    (to risk weighted assets)     $      9,431           9.31%  $      4,054           4.00%  $      6,081           6.00%
  Tier I capital
    (to average assets)           $      9,431           8.73%  $      4,321           4.00%  $      5,401           5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

         In Management's opinion there has not been a material change in the Company's market risk profile for the six months ended June 30, 2005 compared to December 31, 2004. Please see discussion under the caption "Interest Rate Sensitivity" on page 19.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

         Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2005. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. An evaluation of any changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2005 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Acting Chief Financial Officer and other members of the Company's senior management group. The Company's Chief Executive Officer and Acting Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Issuer Purchases of Equity Securities

                                                                                              Maximum number
                                                                         Number of Shares     of Shares that
                                                                         Purchased as Part    May Yet Be
                                                                         of Publicly          Purchased Under
                                    Total Number of    Average Price     Announced Plans or   the Plans or
Period                              Shares Purchased   Paid per Share    Programs             Programs
-------------------------           ----------------   --------------    ------------------   ---------------
April thru April 30, 2005                 10,400          $18.18             10,400                54
May 1 thru May 30, 2005                      -0-             -0-                -0-                54
June 1 thru June 30, 2005                    -0-             -0-                -0-                54

         The above repurchase program - announced on July 28, 2004 - is the seventh such plan announced by the Company since May of 2001. The program calls for the repurchase of up to 3.0% of the Company's outstanding shares, or 199,154 shares. The repurchases will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under this program will be retired. The number, price and timing of the repurchases shall be at the Company's sole discretion and the program may be re-evaluated depending on market conditions, liquidity needs or other factors. The Board of Directors, based on such re-evaluations, may suspend, terminate, modify or cancel the program at any time without notice.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of North Valley Bancorp was held on Thursday May 27, 2004. Shareholders of the Company approved the following proposals:

1. To elect the following five (5) nominees as Director of the Corporation, for a terms as indicated:

         Three Year Terms
         ----------------
         Royce L. Friesen
         Martin A. Mariani
         J.M. Wells, Jr.

         Two Year Terms
         --------------
         William W. Cox
         Dolores M. Vellutini

         The term of office of the following directors continued after the Annual Meeting: Michael J. Cushman, Dan W. Ghidinelli, Kevin D. Hartwick, and Roger Kohlmeier.

2. To ratify the appointment of Perry-Smith LLP as Independent Auditor for the Corporation for 2005.

3.       Proposal to declassify the Board of Directors.

         Results of the election are presented below:

                            Annual Meeting of Shareholders
                                Thursday May 27, 2004


Total Shares Outstanding:               7,418,975
Total Shares Voted:                     6,062,002         82%


Proposal 1:                                             % of                     % of                      % of
                                                      Quorum                   Quorum                     Quorum
                                                    ----------                ----------                ----------
Nominees                                   For        Percent     Withheld      Percent      Abstain      Percent
---------------------                  ----------   ----------   ----------   ----------   ----------   ----------
Royce L. Friesen                        6,003,301         99.0%      58,701          .97%           0            0
Martin A. Mariani                       6,019,421         99.3%      42,581          .70%
J.M. Wells, Jr                          5,935,349         97.9%     126,653         2.09%
William W. Cox                          6,019,283         99.3%      42,719          .70%
Dolores M. Vellutini                    6,017,755         99.3%      44,247          .73%

Proposal 2:

Perry-Smith LLP                         6,004,653         99.7%      27,169          .44%      30,180          .50%

Proposal 3:

Declassify the Board of Directors       5,874,325         96.9%     107,702         1.78%      79,975         1.32%


Item 5.  Other Information

         Not applicable

Item 6.  Exhibits

         (a) Exhibits:


             Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications
                  Exhibit 31.1 - CEO Rule 13a-14(a)/15d-14(a) Certifications
                  Exhibit 31.2 - CFO Rule 13a-14(a)/15d-14(a) Certifications

             Exhibit 32 - Section 1350 Certifications - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with Respect to the North Valley Bancorp Quarterly Report on Form 10-Q for the Quarter ended June 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
--------------------
(Registrant)

Date   August 9, 2005

By:

/s/ MICHAEL J. CUSHMAN
--------------------------------
Michael J. Cushman
President & Chief Executive Officer


/s/ SHARON L. BENSON
--------------------------------
Sharon L. Benson
Acting Chief Financial Officer