Form 10-Q/A
period 2005-06-30
NORTH VALLEY BANCORP
filed 2005-08-29
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)


(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended June 30, 2005.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Transition Period From __________ to __________

                         Commission file number 0-10652
                                                -------

                              NORTH VALLEY BANCORP
                              --------------------
             (Exact name of registrant as specified in its charter)

               California                                   94-2751350
               ----------                                   ----------
       State or other jurisdiction                   (IRS Employer ID Number)
    of incorporation or organization)

300 Park Marina Circle, Redding, CA                           96002
----------------------------------------                      -----
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code     (530) 226-2900
                                                    --------------------


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock -7,432,869 shares as of August 8, 2005.

                                EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of North Valley Bancorp for the quarterly period ended June 30, 2005 is being filed solely to amend Item 2, Management's Discussion And Analysis Of Financial Condition And Results Of Operations, for the computation of the Total capital (to risk weighted assets) and Tier 1 capital (to risk weighted assets) ratios and for the Company, North Valley Bank and NVB Business Bank (found in Item 2 below at page 13 of this Amendment No. 1) based on amendments to regulatory quarterly call reports. These changes did not change the regulatory capital categories of the Company, North Valley Bank and NVB Business Bank.

No other items or disclosures are being amended in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
--------------

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

Share Based Payments

     At June 30, 2005, the Company has three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan, which are described more fully in Note C to the Unaudited CondensedConsolidated Financial Statements included herein in Item 1 - Financial Statements. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income under the Employee Plan, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in the financial statements for the Director Plans over the vesting period for the difference between the fair value of the shares at the date of the grant and the exercise price, which is equal to 85% of the fair value at the date of the grant. For further information regarding the proforma effect on reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", see Note C to the Unaudited Condensed Consolidated Financial Statements in Item 1 - Financial Statements.

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


Overview
--------

     North Valley Bancorp (the "Company") is a bank holding company for North Valley Bank ("NVB") and, since September 1, 2004, NVB Business Bank ("NVBBB"), formerly known as Yolo Community Bank, both state-chartered banks. NVB operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with twenty-one branches, including two supermarket branches, in Northern California. NVBBB, acquired in a business combination more fully described in
Note 2 to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, operates out of its main office located at 630 Main Street in

Woodland, California with three branches. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues.

Earnings Summary
----------------

                                          Six months ended June 30,  Three months ended June 30,
                                          -------------------------  ---------------------------
(in thousands except per share amounts)       2005          2004          2005          2004
                                           ---------     ---------     ---------     ---------
Net interest income                        $  19,666     $  14,298     $  10,068     $   7,254
Provision for loan and lease losses              450             -           180             -
Noninterest income                             4,913         4,711         2,463         2,250
Noninterest expense                           17,897        13,250         9,463         6,660
Provision for income taxes                     1,986         1,703           901           862
                                           ---------     ---------     ---------     ---------
Net income                                 $   4,246     $   4,056     $   1,987     $   1,982
                                           =========     =========     =========     =========

Earnings Per Share
    Basic                                  $    0.58     $    0.62     $    0.27     $    0.30
    Diluted                                $    0.55     $    0.59     $    0.26     $    0.29

Annualized Return on Average Assets              .95%         1.13%          .89%         1.09%
Annualized Return on Average Equity            12.88%        17.24%        11.94%        16.83%

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

     The following table is a summary of the Company's net interest income, presented on a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning assets, for the periods indicated:

                           Six months ended June 30  Three months ended June 30,
                           ------------------------  ---------------------------
(In thousands)                 2005         2004          2005         2004
                            ---------    ---------     ---------    ---------
Interest income             $  23,963    $  17,921     $  12,336    $   9,075
Less: Interest expense          4,297        3,623         2,268        1,821
FTE adjustment                    384          453           186          219
                            ---------    ---------     ---------    ---------
Net interest income (FTE)   $  20,050    $  14,751     $  10,254    $   7,473
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

     The following table is a summary of the Company's net interest margin (FTE) for the periods indicated:

                                        Six months ended June 30,  Three months ended June 30,
                                        -------------------------  ---------------------------
                                            2005          2004          2005          2004
                                         ---------     ---------     ---------     ---------
Yield on earning assets                       6.15%         5.73%         6.32%         5.71%
Rate paid on interest-bearing
liabilities                                   1.35%         1.35%         1.38%         1.34%
                                         ---------     ---------     ---------     ---------
  Net interest spread                         4.80%         4.38%         4.94%         4.37%
                                         =========     =========     =========     =========
  Net interest margin                         5.06%         4.60%         5.21%         4.59%
                                         =========     =========     =========     =========

Noninterest Income
------------------

     The following table is a summary of the Company's noninterest income for the periods indicated:

Noninterest Income                      Six months ended June 30,  Three months ended June 30,
                                        -------------------------  ---------------------------
(In thousands)                              2005          2004          2005          2004
                                         ---------     ---------     ---------     ---------
Service charges on deposit accounts      $   2,322     $   2,566     $   1,189     $   1,194
Other fees and charges                       1,217         1,099           649           564
Gain on sale of loans                          101             4            54             4
Gain on sale or calls of securities             95            22             2            14
Other                                        1,178         1,020           569           474
                                         ---------     ---------     ---------     ---------
Total noninterest income                 $   4,913     $   4,711     $   2,463     $   2,250
                                         =========     =========     =========     =========

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

Noninterest Expense
-------------------

     The following table is a summary of the Company's noninterest expense for the periods indicated:

                                    Six months Ended June 30,  Three months Ended June 30,
                                    -------------------------  ---------------------------
(In thousands)                          2005         2004          2005         2004
                                     ----------   ----------    ----------   ----------
Salaries & employee benefits         $    9,374   $    6,893    $    4,692   $    3,472
Equipment expense                           973        1,084           412          512
Occupancy expense                         1,319          884           692          454
Marketing                                   470          384           272          173
Information technology expenses           1,008          365           689          227
ATM expense                                 358          408           156          205
Printing & supplies                         293          264           133          139
Postage                                     301          255           190          129
Messenger expense                           261          180           169           95
Professional services                       643          406           329          200
Other                                     2,897        2,127         1,729        1,054
                                     ----------   ----------    ----------   ----------
     Total Noninterest expense       $   17,897   $   13,250    $    9,463   $    6,660
                                     ==========   ==========    ==========   ==========

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

Income Taxes
------------

     The provision for income taxes for the six months ended June 30, 2005 was $1,986,000 as compared to $1,703,000 for the same period in 2004. The effective income tax rate for state and federal income taxes was 31.9% for the six months ended June 30, 2005 compared to 29.6% for the same period in 2004. The increase in the effective tax rate is due to higher overall revenues in the Company but the same or slightly lower level of revenues that are exempt from federal taxes in the first half of 2005 compared to the same period in 2004. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company's investment in municipal securities, FNMA Preferred Stock, and life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives special tax benefits from the State of California Franchise Tax Board for operating and providing loans in designated `Enterprise Zones'.

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

     Non-performing assets at June 30, 2005, and December 31, 2004, are summarized as follows:

                                                                       June 30,     December 31,
                                                                         2005           2004
                                                                      ----------     ----------
Nonaccrual loans and leases                                           $    1,032     $    1,155
Loans and leases 90 days past due and still accruing interest                408          1,015
                                                                      ----------     ----------

Total nonperforming loans and leases                                       1,440          2,170
Other real estate                                                              -              -
                                                                      ----------     ----------

Total nonperforming assets                                            $    1,440     $    2,170
                                                                      ==========     ==========

Nonaccrual loans and leases to total gross loans and leases                 0.17%          0.15%
Nonperforming loans and leases to total gross loans and leases              0.24%          0.39%
Total nonperforming assets to total assets                                  0.16%          0.21%

Allowance for Loan and Lease Losses
-----------------------------------

     A summary of the allowance for loan and lease losses at June 30, 2005 and June 30, 2004 is as follows:

                                                                       June 30,       June 30,
(In thousands)                                                           2005           2004
                                                                      ----------     ----------
Balance beginning of period                                           $    7,217     $    6,493
Provision for loan and lease losses                                          450
Net (charge-offs) recoveries                                                 (55)          (316)
                                                                      ----------     ----------

Balance end of period                                                 $    7,612     $    6,177
                                                                      ==========     ==========

Allowance for loan and lease losses to nonperforming
loans and leases                                                          528.61%        162.98%
Allowance for loan and lease losses to total gross
loans and leases                                                            1.27%          1.48%
Ratio of net charge-offs to average loans and leases
outstanding (annualized)                                                    0.02%          0.16%

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

     The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company's ability to earn a high rate of return on stockholders' equity (ROE). Stockholders' equity increased to $68,966,000 as of June 30, 2005, as compared to $65,448,000 at December 31, 2004. The increase was primarily due to net income of $4,246,000 partially offset by cash dividends paid out in the amount of $1,481,000. Under current regulations, management believes that the Company meets all capital adequacy requirements and North Valley Bank was considered well capitalized and NVB Business Bank was adequately capitalized at June 30, 2005. Management has developed a plan to increase the capital at NVB Business Bank during the third quarter to increase ratios to meet regulatory guidelines for a well capitalized institution. The plan includes the potential to downstream additional capital to NVBBB and the reallocation of expenses and income associated with the loan participations between the subsidiary banks.

     The Company's, North Valley Bank's and NVB Business Bank's capital amounts and risk-based capital ratios are presented below.

                                                                                      To Be Well Capitalized
(In thousands)                                                     For Capital       Under Prompt Corrective
                                           Actual              Adequacy Purposes        Action Provisions
                                    ---------------------    ---------------------    ---------------------
                                                              Minimum      Minimum     Minimum      Minimum
                                      Amount        Ratio      Amount       Ratio       Amount       Ratio
Company
As of June 30, 2005:
  Total capital
    (to risk weighted assets)       $  78,875       10.60%   $  59,521        8.00%         N/A         N/A
  Tier 1 capital
    (to risk weighted assets)       $  71,263        9.58%   $  29,760        4.00%         N/A         N/A
  Tier 1 capital
    (to average assets)             $  71,263        8.09%   $  35,249        4.00%         N/A         N/A
As of December 31, 2004:
  Total capital
    (to risk weighted assets)       $  74,859       11.73%   $  51,036        8.00%         N/A         N/A
  Tier 1 capital
    (to risk weighted assets)       $  67,642       10.60%   $  25,518        4.00%         N/A         N/A
  Tier 1 capital
    (to average assets)             $  67,642        7.89%   $  34,274        4.00%         N/A         N/A

North Valley Bank
As of June 30, 2005:
  Total capital
    (to risk weighted assets)       $  64,488       10.28%   $  50,184        8.00%   $  62,729       10.00%
  Tier 1 capital
    (to risk weighted assets)       $  57,967        9.24%   $  25,092        4.00%   $  37,638        6.00%
  Tier 1 capital
    (to average assets)             $  57,967        7.68%   $  30,198        4.00%   $  37,747        5.00%
As of December 31, 2004:
  Total capital
    (to risk weighted assets)       $  62,201       11.59%   $  42,942        8.00%   $  53,678       10.00%
  Tier 1 capital
    (to risk weighted assets)       $  56,074       10.45%   $  21,471        4.00%   $  32,207        6.00%
  Tier 1 capital
    (to average assets)             $  56,074        7.49%   $  29,953        4.00%   $  37,442        5.00%


NVB Business Bank
As of June 30, 2005:
  Total capital
    (to risk weighted assets)       $  10,311        8.92%   $   9,251        8.00%   $  11,564       10.00%
  Tier 1 capital
    (to risk weighted assets)       $   9,221        7.97%   $   4,626        4.00%   $   6,939        6.00%
  Tier 1 capital
    (to average assets)             $   9,221        7.40%   $   4,987        4.00%   $   6,234        5.00%
As of December 31, 2004:
  Total capital
    (to risk weighted assets)       $  10,521       10.38%   $   8,108        8.00%   $  10,134       10.00%
  Tier 1 capital
    (to risk weighted assets)       $   9,431        9.31%   $   4,054        4.00%   $   6,081        6.00%
  Tier 1 capital
    (to average assets)             $   9,431        8.73%   $   4,321        4.00%   $   5,401        5.00%

Item 6. Exhibits

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

Date  August 29, 2005
      ---------------

By:

/s/ MICHAEL J. CUSHMAN
-----------------------------------
Michael J. Cushman
President & Chief Executive Officer


/s/ SHARON L. BENSON
-----------------------------------
Sharon L. Benson
Acting Chief Financial Officer