Form 10-Q
period 2005-09-30
NORTH VALLEY BANCORP
filed 2005-11-09
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                         FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended September 30, 2005.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Transition Period From __________ to __________


                         Commission file number 0-10652


                              NORTH VALLEY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               California                               94-2751350
    ---------------------------------             ------------------------
       State or other jurisdiction                (IRS Employer ID Number)
    of incorporation or organization)



300 Park Marina Circle, Redding, CA                        96001
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip code)


Registrant's telephone number, including area code     (530) 226-2900
                                                   -----------------------


             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - 7,493,999 shares as of November 8, 2005.

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets--September 30, 2005 and
         December 31, 2004                                                   3

         Condensed Consolidated Statements of Income--For the Three and
         Nine months Ended September 30, 2005 and 2004                       4

         Condensed Consolidated Statements of Cash Flows--For the Nine
         months Ended September 30, 2005 and 2004                            5

         Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         23

Item 4.  Controls and Procedures                                            23


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                  23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        23

Item 3.  Defaults Upon Senior Securities                                    24

Item 4.  Submission of Matters to a Vote of Security Holders                24

Item 5.  Other Information                                                  24

Item 6.  Exhibits                                                           24


SIGNATURES                                                                  25
----------

PART I.     FINANCIAL INFORMATION

Item 1.Financial Statements

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands except share amounts)
                                                                 September 30,       December 31,
ASSETS                                                               2005                2004
                                                                ---------------     ---------------
Cash and due from banks                                         $        44,598     $        23,575
Federal funds sold                                                        8,829                 640
                                                                ---------------     ---------------
    Total cash and cash equivalents                                      53,427              24,215

Interest-bearing deposits in other
financial institutions                                                       --                 500
Investment securities:
  Available for sale, at fair value                                     172,132             218,961
  Held to maturity, at amortized cost                                       126                 133

Loans and leases, net of allowance for loan and lease
  losses of $7,715 at September 30, 2005 and $7,217
  at December 31, 2004                                                  602,481             546,128
Premises and equipment, net of accumulated
  depreciation and amortization                                          15,676              13,927
FHLB and FRB stock and other securities                                   5,488               4,826
Core deposit intangibles, net                                             2,700               3,188
Goodwill                                                                 15,281              15,281
Cash surrender value of life insurance                                   28,338              27,541
Accrued interest receivable & other assets                               12,631              11,531
                                                                ---------------     ---------------

TOTAL ASSETS                                                    $       908,280     $       866,231
                                                                ===============     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing demand                                    $       193,989     $       165,595
  Interest-bearing:
      Demand deposits                                                   195,328             187,738
      Savings and money market                                          197,533             200,628
      Certificates of deposit                                           164,494             157,693
                                                                ---------------     ---------------
        Total deposits                                                  751,344             711,654
Other borrowed funds                                                     55,538              57,594
Accrued interest and other liabilities                                    9,234               9,884
Subordinated debentures                                                  21,651              21,651
                                                                ---------------     ---------------
Total liabilities                                                       837,767             800,783
                                                                ---------------     ---------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value: authorized 5,000,000
  shares; none outstanding
Common stock, no par value:  authorized 20,000,000
  shares, outstanding 7,492,999 and 7,311,726 at
  September 30, 2005 and December 31, 2004                               39,669              37,917
Retained earnings                                                        32,716              28,403
Accumulated other comprehensive loss, net of tax                         (1,872)               (872)
                                                                ---------------     ---------------
Total stockholders' equity                                               70,513              65,448
                                                                ---------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $       908,280     $       866,231
                                                                ===============     ===============

See notes to condensed consolidated financial statements (unaudited).


                      NORTH VALLEY BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands except per share amounts)

                                                    For the nine                For the three
                                                    months ended                 months ended
                                                    September 30,                September 30,
                                            ---------------------------   ---------------------------
                                                2005           2004           2005           2004
                                            ------------   ------------   ------------   ------------
INTEREST INCOME:
Loans and leases including fees             $     30,699   $     20,621   $     10,993   $      7,383
Securities:
    Taxable                                        4,985          5,714          1,583          1,718
    Exempt from federal taxes                        870          1,079            276            470
Federal funds sold                                   374            226            113            148
                                            ------------   ------------   ------------   ------------
    Total interest income                         36,928         27,640         12,965          9,719
                                            ------------   ------------   ------------   ------------
INTEREST EXPENSE:
Deposits                                           4,370          3,403          1,651          1,175
Subordinated debentures                            1,272          1,151            450            411
Other borrowings                                   1,236            987            480            332
                                            ------------   ------------   ------------   ------------
    Total interest expense                         6,878          5,541          2,581          1,918
                                            ------------   ------------   ------------   ------------

NET INTEREST INCOME                               30,050         22,099         10,384          7,801

PROVISION FOR LOAN AND LEASE LOSSES                  730            216            280            216
                                            ------------   ------------   ------------   ------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                       29,320         21,883         10,104          7,585

NONINTEREST INCOME:
  Service charges on deposit accounts              4,005          3,933          1,683          1,367
  Other fees and charges                           1,938          1,680            721            581
  Gain on sale of loans                              155              9             54              5
  Gain on sales or calls of securities               117             22             22              0
  Other                                            1,765          1,466            587            446
                                            ------------   ------------   ------------   ------------
    Total noninterest income                       7,980          7,110          3,067          2,399
                                            ------------   ------------   ------------   ------------
NONINTEREST EXPENSE:
  Salaries and employee benefits                  14,369         10,504          4,995          3,611
  Occupancy                                        1,985          1,365            666            481
  Equipment                                        1,513          1,601            540            517
  Other                                            9,554          6,784          3,323          2,395
                                            ------------   ------------   ------------   ------------
    Total noninterest expense                     27,421         20,254          9,524          7,004
                                            ------------   ------------   ------------   ------------
INCOME BEFORE PROVISION FOR INCOME
  TAXES                                            9,879          8,739          3,647          2,980

PROVISION FOR INCOME TAXES                         3,200          2,615          1,214            912
                                            ------------   ------------   ------------   ------------

NET INCOME                                  $      6,679   $      6,124   $      2,433   $      2,068
                                            ============   ============   ============   ============
EARNINGS PER SHARE:
  Basic                                     $       0.90   $       0.93   $       0.33   $       0.31
                                            ============   ============   ============   ============
  Diluted                                   $       0.86   $       0.88   $       0.31   $       0.29
                                            ============   ============   ============   ============
Dividends declared per share                $       0.30   $       0.30   $       0.10   $       0.10
                                            ============   ============   ============   ============

See notes to condensed consolidated financial statements (unaudited).


                      NORTH VALLEY BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                 For the nine months ended
                                                                        September 30,
                                                                ---------------------------
                                                                    2005           2004
                                                                ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                    $      6,679   $      6,124
    Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                      1,604          1,407
    Amortization of premium on securities                                183             24
    Amortization of core deposit and other intangibles                   488            379
    Provision for loan and lease losses                                  730            216
    Gain on sale or calls of securities                                 (117)           (22)
    Gain on sale of loans                                               (155)            (9)
    Gain on sale of premises and equipment                               (37)            --

    Effect of changes in:
      Accrued interest receivable                                       (175)          (305)
      Other assets                                                      (195)        (1,181)
      Accrued interest and other liabilities                             (79)           317
                                                                ------------   ------------
           Net cash provided by operating activities                   8,926          6,950
                                                                ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid in acquisition                                          --         (4,441)
    Purchases of available for sale securities                        (1,989)       (50,755)
    Proceeds from maturities/calls of available for sale
      securities                                                      20,007         41,687
    Proceeds from maturities/calls of held to maturity
      securities                                                      27,058          1,455
    Net change in FHLB and FRB stock and other
      securities                                                        (662)          (196)
    Net change in interest-bearing deposits in other
      financial institutions                                             500           (377)
    Net change in loans and leases                                   (56,928)       (46,622)
    Proceeds from sales of premises and equipment                         37             29
    Purchases of premises and equipment                               (4,186)        (1,514)
                                                                ------------   ------------
           Net cash used in investing activities                     (16,163)       (60,734)
                                                                ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                          39,690         35,699
    Proceeds from issuance of subordinated debentures                                 5,155
    Net change in other borrowed funds                                (2,056)        19,561
    Cash dividends paid                                               (2,232)        (2,040)
    Repurchase of common stock                                          (188)            --
    Cash received for stock options exercised                          1,076            458
    Compensation expense on stock options/grants                         159            293
                                                                ------------   ------------
           Net cash provided by financing activities                  36,449         59,126
                                                                ------------   ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                 29,212          5,342

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          24,215         59,523
                                                                ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $     53,427   $     64,865
                                                                ============   ============
ADDITIONAL INFORMATION:
    Cash paid during the period for:
    Interest                                                    $      7,319   $      5,233
                                                                ============   ============
    Income taxes                                                $      3,956   $      2,025
                                                                ============   ============

See notes to condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. In the opinion of Management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2005.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries North Valley Bank ("NVB"), NVB Business Bank ("NVBBB") formerly known as Yolo Community Bank, North Valley Trading Company, which is inactive, and Bank Processing, Inc. ("BPI"). Significant intercompany items and transactions have been eliminated in consolidation. North Valley Capital Trust I, North Valley Capital Trust II and North Valley Capital Trust III are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities.

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


NOTE B - INVESTMENT SECURITIES

At September 30, 2005 and December 31, 2004, the amortized cost of securities and their approximate fair value were as follows:

(In thousands)                                                     Gross          Gross         Carrying
                                                  Amortized      Unrealized     Unrealized       Amount
Available for sale securities:                       Cost          Gains          Losses      (Fair Value)
-----------------------------                    ------------   ------------   ------------   ------------
September 30, 2005
------------------
Securities of U.S. government
  agencies and corporations                      $     16,064   $          5   $       (221)  $     15,848
Obligations of states and political
  subdivisions                                         23,446            666            (44)        24,068
Mortgage backed securities                            112,815             55         (2,706)       110,164
Corporate securities                                    7,992             40            (61)         7,971
Other securities                                       15,089             26         (1,034)        14,081
                                                 ------------   ------------   ------------   ------------
                                                 $    175,406   $        792   $     (4,066)  $    172,132
                                                 ============   ============   ============   ============
December 31, 2004
-----------------
Securities of U.S. government
  agencies and corporations                      $     19,118   $         17   $       (211)  $     18,924
Obligations of states and political
  subdivisions                                         30,147          1,035            (46)        31,136
Mortgage backed securities                            148,160            206         (1,812)       146,554
Corporate securities                                    7,989            104                         8,093
Other securities                                       15,127             34           (907)        14,254
                                                 ------------   ------------   ------------   ------------
                                                 $    220,541   $      1,396   $     (2,976)  $    218,961
                                                 ============   ============   ============   ============

                                                  Carrying
                                                   Amount          Gross          Gross
                                                 (Amortized      Unrealized     Unrealized
Held to maturity securities:                        Cost)          Gains          Losses       Fair Value
----------------------------                     ------------   ------------   ------------   ------------
September 30, 2005
------------------
  Obligation of states and political
    subdivisions                                 $        126   $         --   $         (3)  $        123
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
                                                 ============   ============   ============   ============


         Gross realized gains on sales or calls of available for sale securities were $297,000 and $22,000 for the nine months ended September 30, 2005 and 2004. Gross realized losses on sales or calls of available for sale securities for the nine months ended September 30, 2005 were $180,000. There were no gross realized losses on sales or calls of available for sale securities for the nine months ended September 30, 2004. There were no sales or transfers of held to maturity securities for the nine months ended September 30, 2005 and 2004.

         At September 30, 2005 and December 31, 2004, securities having fair value amounts of approximately $95,215,000 and $100,973,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

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

         At September 30, 2005, the Company held $141,999,000 of available for sale investment securities in an unrealized loss position of which $58,296,000 were in a loss position for less than twelve months and $83,703,000 were in a loss position and had been in a loss position for twelve months or more. Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due only to interest rate fluctuations.

         Included in the above securities at September 30, 2005 are 100,000 shares of FNMA, Series M perpetual preferred stock. The coupon rate is fixed at 4.75% with a taxable-equivalent yield of 5.38%. The securities are owned at par, or $50.00 per share, for a total investment of $5,000,000 and an unrealized loss of $970,000 at September 30, 2005 as compared to $865,000 at December 31, 2004. The securities are callable at par on June 1, 2008.

         Management carefully evaluated the FNMA preferred stock to determine whether the decline in fair value below book value of these securities is other-than-temporary. Among other items, Management reviewed relevant accounting literature which included Statement of Financial Accounting Standards ("SFAS") No. 115, Statement of Auditing Standard ("SAS") 92, and Staff Accounting Bulletin ("SAB") No. 59. In conducting this assessment, Management evaluated a number of factors including, but not limited to:

o        How far fair value has declined below book value
o        How long the decline in fair value has existed
o        The financial condition of the issuer
o        Rating agency changes on the issuer
o Management's intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

         Based on this evaluation, Management concluded that these securities were deemed to be temporarily impaired. Management's assessment weighed heavily on the normal market fluctuations during the holding period, FNMA's response to its weaker financial condition, and analysis of FNMA by rating agencies and investment bankers.

NOTE C - STOCK-BASED COMPENSATION

         At September 30, 2005, the Company has three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income under the Employee Plan, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in the financial statements for the Director Plans for the difference between the fair value of the options at the date of the grant and the exercise price at 85% of the fair value.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. Pro forma adjustments to the Company's net earnings and earnings per share are disclosed during the years in which the options become vested.


                                                          Nine months ended             Three months ended
                                                             September 30,                 September 30,
                                                      ---------------------------   ---------------------------
(in thousands except per share data)                      2005           2004           2005          2004
                                                      ------------   ------------   ------------   ------------
Net income, as reported                               $      6,679   $      6,124   $      2,433   $      2,068
Add:  total stock-based compensation
      expense included in net
      income, net of tax                                        94             66             31             22
Deduct:  total stock-based compensation
      expense determined under the fair
      value based method for all awards, net
      of related tax effects
                                                              (255)          (194)           (86)           (66)
Net income, pro forma                                 $      6,518   $      5,996   $      2,378   $      2,024

Basic earnings per common share:
As reported                                           $       0.90   $       0.93   $       0.33   $       0.31
Pro forma                                             $       0.88   $       0.91   $       0.32   $       0.30

Diluted earnings per common and equivalent share:
As reported                                           $       0.86   $       0.88   $       0.31   $       0.29
Pro forma                                             $       0.84   $       0.87   $       0.31   $       0.29

NOTE D - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income or loss. The Company's only sources of other comprehensive income (loss) are unrealized gains and losses on available-for-sale investment securities and adjustments to the minimum pension liability. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income (loss) as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company's total comprehensive income was as follows:

                                                          Nine months ended             Three months ended
                                                             September 30,                 September 30,
                                                      ---------------------------   ---------------------------
(in thousands)                                            2005           2004           2005          2004
                                                      ------------   ------------   ------------   ------------
Net income                                            $      6,679   $      6,124   $      2,433   $      2,068

Other comprehensive (loss) income
  Holding (loss) gain
  arising during period                                     (1,068)          (223)        (1,015)         2,550
  Reclassification
  adjustment, net of tax                                        69             13             13             --
                                                      ------------   ------------   ------------   ------------
                                                              (999)          (210)        (1,002)         2,550
                                                      ------------   ------------   ------------   ------------

Total comprehensive income                            $      5,680   $      5,914   $      1,431   $      4,618
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

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the nine and three month periods ended September 30, 2005 and 2004 is reconciled as follows:

                                                          Nine months ended             Three months ended
                                                             September 30,                 September 30,
                                                      ---------------------------   ---------------------------
(In thousands except earnings per share)                  2005           2004           2005          2004
                                                      ------------   ------------   ------------   ------------

Calculation of Basic Earnings Per Share

Numerator - net income                                $      6,679   $      6,124   $      2,433   $      2,068
Denominator - weighted average common
   shares outstanding                                        7,400          6,601          7,451          6,773
                                                      ------------   ------------   ------------   ------------
Basic Earnings Per Share                              $       0.90   $       0.93   $       0.33   $       0.31
                                                      ============   ============   ============   ============


Calculation of Diluted Earnings Per Share
Numerator - net income                                $      6,679   $      6,124   $      2,433   $      2,068
Denominator - weighted average common
    shares outstanding                                       7,400          6,601          7,451          6,773
    Dilutive effect of outstanding options                     394            353            358            352
                                                      ------------   ------------   ------------   ------------
                                                             7,794          6,954          7,809          7,125
                                                      ------------   ------------   ------------   ------------

Diluted Earnings Per Share                            $       0.86   $       0.88   $       0.31   $       0.29
                                                      ============   ============   ============   ============

NOTE F - PENSION PLAN BENEFITS

         The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured and unfunded. Components of net periodic benefit cost for the Company's supplemental nonqualified defined benefit plans for the nine and three months ended September 30, 2005 and 2004 are presented in the following table.


                                                          Nine months ended             Three months ended
                                                             September 30,                 September 30,
                                                      ---------------------------   ---------------------------
(in thousands)                                            2005           2004           2005          2004
                                                      ------------   ------------   ------------   ------------
Components of Net Periodic Cost:
  Service cost                                        $        202   $        189   $         69   $         59
  Interest cost                                                146            129             48             43
  Amortization of unrecognized net
    transition  obligation                                      21             18              7              6
  Amortization of prior service cost                            27             24              9              8
  Recognized net actuarial gain                                 --             --             --             --
                                                      ------------   ------------   ------------   ------------
Total Components of Net Periodic Cost                 $        396   $        360   $        133   $        116
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

NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

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

         In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this consensus is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. Originally, the accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. In September 2004, the FASB issued two FASB Staff Positions (FSP), FSP EITF 03-1-a and FSP EITF 03-1-1, which delayed the measurement and recognition paragraphs of the consensus for further discussion. The disclosure requirements remain effective as originally issued under EITF 03-1 and have been adopted by the Company. In June 2005, the FASB issued a final FSP EITF 03-1-a (retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments") which will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 and clarifies when an investor should recognize an impairment loss. The provisions of FSP FAS 115-1 are effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. Management has evaluated the provisions of FSP FAS 115-1 and believes the impact will be immaterial on its overall results of operations or financial position.

         On June 7, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements." Under the provisions of SFAS No. 154, voluntary changes in accounting principles are applied retrospectively to prior periods' financial statements unless it would be impractical. SFAS No. 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period's net income the cumulative effect of the change. SFAS No. 154 also makes a distinction between "retrospective application" of a change in accounting principle and the "restatement" of financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect adoption to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

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

Critical Accounting Policies
----------------------------

General

         North Valley Bancorp's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). The financial information contained within our financial statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the historical factors that we use. Another estimate that we use is related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

Share Based Payments

         At September 30, 2005, the Company has three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan, which are described more fully in Note C to the Unaudited Condensed Consolidated Financial Statements included herein in Item 1 - Financial Statements. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income under the Employee Plan, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in the financial statements for the Director Plans over the vesting period for the difference between the fair value of the shares at the date of the grant and the exercise price, which is equal to 85% of the fair value at the date of the grant. For further information regarding the proforma effect on reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", see Note C to the Unaudited Condensed Consolidated Financial Statements in Item 1 - Financial Statements.

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

Goodwill

         Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. Goodwill of $15,281,000 was recorded in the Company's acquisition of NVBBB. The value of goodwill is ultimately derived from the Company's ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill will be assessed for impairment at a reporting unit level at least annually. Management will conduct its first assessment of impairment during the fourth quarter of 2005.

Impairment of Investment Securities

         Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, the financial condition of the issuer, rating agency changes related to the issuer's securities and the intent and ability of the Bank to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings equal is recognized. See Note B to Unaudited Condensed Consolidated Financial Statements in Item 1 - Financial Statements.

Overview
--------

         North Valley Bancorp (the "Company") is a bank holding company for North Valley Bank ("NVB") and, since September 1, 2004, NVB Business Bank ("NVBBB"), formerly known as Yolo Community Bank, both state-chartered banks. NVB operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with twenty-one branches, including two supermarket branches, in Northern California. NVBBB, acquired in a business combination more fully described in Note 2 to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, operates out of its main office located at 630 Main Street in Woodland, California with five branches. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues.

Earnings Summary
----------------

                                                 Nine months ended             Three months ended
                                                   September 30,                 September 30,
                                            ---------------------------   ---------------------------
(in thousands except per share amounts)         2005           2004           2005           2004
                                            ------------   ------------   ------------   ------------
Net interest income                         $     30,050   $     22,099   $     10,384   $      7,801
Provision for loan and lease losses                  730            216            280            216
Noninterest income                                 7,980          7,110          3,067          2,399
Noninterest expense                               27,421         20,254          9,524          7,004
Provision for income taxes                         3,200          2,615          1,214            912
                                            ------------   ------------   ------------   ------------
Net income                                  $      6,679   $      6,124   $      2,433   $      2,068
                                            ============   ============   ============   ============

Earnings Per Share
    Basic                                   $       0.90   $       0.93   $       0.33   $       0.31
    Diluted                                 $       0.86   $       0.88   $       0.31   $       0.29

Annualized Return on Average Assets                 1.00%          1.09%          1.07%          1.03%
Annualized Return on Average Equity                13.29%         16.35%         13.99%         15.04%


         For the nine months ended September 30, 2005, the Company recognized a $730,000 provision for loan and lease losses compared to a $216,000 provision recorded in the same period in 2004. The process for determining allowance adequacy includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, non-performing loan levels, charge-off/recovery activity and other qualitative factors including economic activity. Management believes that the current level of allowance for loan and lease losses as of September 30, 2005 of $7,715,000 or 1.26% of total loans and leases is adequate at this time. The allowance for loan and lease losses was $7,217,000 or 1.30% of total loans and leases at December 31, 2004. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses" on page 17.

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

         The following table is a summary of the Company's net interest income, presented on a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning assets, for the periods indicated:

                                                 Nine months ended             Three months ended
                                                   September 30,                 September 30,
                                            ---------------------------   ---------------------------
(In thousands)                                  2005           2004           2005           2004
                                            ------------   ------------   ------------   ------------
Interest income                             $     36,928   $     27,640   $     12,965   $      9,719
Less: Interest expense                             6,878          5,541          2,581          1,918
FTE adjustment                                       528            654            173            201
                                            ------------   ------------   ------------   ------------
Net interest income (FTE)                   $     30,578   $     22,753   $     10,557   $      8,002
                                            ============   ============   ============   ============

         Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The increase in net interest income (FTE) for the nine-month period ended September 30, 2005 resulted primarily from a much larger average interest-earning asset base due primarily to the NVBBB acquisition. Management is proactive in attempting to manage the Company's net interest margin, that is, trying to maximize current net interest income without placing an undue risk on future earnings. In the latter part of 2004 and into the third quarter of 2005, the Company's net interest margin has expanded. This is in large part due to the loan growth that has taken place during that same time frame in addition to the NVBBB acquisition on August 31, 2004, secondarily the increase in net interest margin is due to the rising rate environment. Currently the Company is selling all fixed-rate 15-and 30-year residential mortgages in order to minimize the Company's interest rate risk and to generate consistent mortgage fee income.

         While average interest earning assets for the nine months ended September 30, 2005 increased by $131,860,000 or 19.9% from the same period last year, yields on average earning assets also increased 60 basis points from 5.71% to 6.31%. Yields in the nine months ended September 30, 2005 increased by 1.57% on fed funds sold and 0.39% on loans compared to the same period in 2004, while yields on investment securities decreased by 0.06%. Average interest bearing liabilities increased by $72,515,000 or 13.0% for the nine months ended September 30, 2005 compared to the same period in 2004 while the average rate paid on those liabilities increased by 0.13%. The Company's net interest margin
(FTE) increased from 4.59% for the nine months ended September 30, 2004 to 5.15% for the same period in 2005.

         The following table is a summary of the Company's net interest margin
(FTE) for the periods indicated:

                                                      Nine months ended             Three months ended
                                                        September 30,                 September 30,
                                                 ---------------------------   ---------------------------
                                                     2005           2004           2005           2004
                                                 ------------   ------------   ------------   ------------
Yield on earning assets                                  6.31%          5.71%          6.51%          5.64%
Rate paid on interest-bearing liabilities                1.46%          1.33%          1.63%          1.28%
                                                 ------------   ------------   ------------   ------------
  Net interest spread                                    4.85%          4.38%          4.88%          4.36%
                                                 ============   ============   ============   ============
  Net interest margin                                    5.15%          4.59%          5.23%          4.55%
                                                 ============   ============   ============   ============

Noninterest Income
------------------

         The following table is a summary of the Company's noninterest income for the periods indicated:

Noninterest Income


                                                      Nine months ended             Three months ended
                                                        September 30,                 September 30,
                                                 ---------------------------   ---------------------------
(In thousands)                                       2005           2004           2005           2004
                                                 ------------   ------------   ------------   ------------
  Service charges on deposit accounts            $      4,005   $      3,933   $      1,683   $      1,367
  Other fees and charges                                1,938          1,680            721            581
  Earnings on cash surrender value of
   life insurance policies                                884            870            320            276
  Gain on sale of loans                                   155              9             54              5
  Gain on sale or calls of securities                     117             22             22             --
  Other                                                   881            596            267            170
                                                 ------------   ------------   ------------   ------------
Total noninterest income                         $      7,980   $      7,110   $      3,067   $      2,399
                                                 ============   ============   ============   ============

         Non-interest income increased from $7,110,000 for the nine months ended September 30, 2004 to $7,980,000 for the same period in 2005. Service charges on deposits increased $72,000 from the nine months ended September 30, 2004 to the same period in 2005. Other fees and charges increased from $1,680,000 for the nine months ended September 30, 2004 to $1,938,000 for the same period in 2005 due to organic growth and the acquisition of NVBBB on August 31, 2004. Earnings on cash surrender value of life insurance policies increased to $884,000 for the nine months ended September 30, 2005 compared to $870,000 for the same period in 2004. The Company recorded $155,000 in gains on sales of mortgages and $117,000 in gains on sales of securities for the nine months ended September 30, 2005 compared to $9,000 in gains on sales of mortgages and $22,000 in gains on calls of securities for the same period in 2004. Other income increased to $881,000 for the nine months ended September 30, 2005 from $596,000 for the same period in 2004. The increase in other income was primarily due to an increase in fees earned associated with the Company's retail investment sales.

         Non-interest income increased from $2,399,000 for the three months ended September 30, 2004 to $3,067,000 for the same period in 2005. This increase was primarily attributed to an increase in fee income from ATM charges from non customers and fees earned associated with the Company's investment sales.

Noninterest Expense

         The following table is a summary of the Company's noninterest expense for the periods indicated:

                                                      Nine months ended             Three months ended
                                                        September 30,                 September 30,
                                                 ---------------------------   ---------------------------
(In thousands)                                       2005           2004           2005           2004
                                                 ------------   ------------   ------------   ------------
Salaries & employee benefits                     $     14,369   $     10,504   $      4,995   $      3,611
Equipment expense                                       1,513          1,601            540            517
Occupancy expense                                       1,985          1,365            666            481
Marketing                                                 767            584            297            200
Data processing expense                                 1,444            716            436            351
ATM expense                                               563            578            205            170
Printing & supplies                                       472            410            179            146
Postage                                                   443            331            142             76
Messenger expense                                         385            287            124            107
Professional services                                   1,036            597            393            191
Other                                                   4,444          3,281          1,547          1,154
                                                 ------------   ------------   ------------   ------------
  Total Noninterest expense                      $     27,421   $     20,254   $      9,524   $      7,004
                                                 ============   ============   ============   ============

         Noninterest expense totaled $27,421,000 for the nine months ended September 30, 2005, compared to $20,254,000 for the same period in 2004. This represents an increase of $7,167,000 or 35.4% from 2004 levels due in large part to the acquisition of Yolo Community Bank in September 2004. Salaries and benefits increased by $3,865,000 or 36.8% to $14,369,000 for the nine months ended September 30, 2005 compared to $10,504,000 for the same period in 2004. These increases in the first three quarters of 2005 are in part as a result of the opening of new offices in Fairfield, Santa Rosa and Ukiah. In addition, $286,000 of salary expense was due to severance costs associated with a former Company executive and are of a nonrecurring nature. Equipment expense decreased slightly as core system efficiencies continue to be gained. Data processing expenses increased from $716,000 in 2004 to $1,444,000 in 2005 due to the Yolo Community Bank acquisition, the opening of two new branches in Santa Rosa and Ukiah of NVBBB, a one time expense to the core processing vendor ITI which may in the future result in a reduction in per unit cost and maintenance fees, and due to the outsourcing in early 2004 of the Company's local area network administration. Some of the increase in information technology expenses was offset by a reduction in equipment expense due to the one time payment to ITI and salary expense reduction incurred by outsourcing the Company's local area network administration. Professional services expense increased as the Company engaged a new internal audit firm as well as ongoing Sarbanes-Oxley Section 404 testing costs. Most other expense categories for the nine months ended September 30, 2005 experienced relatively small decreases or increases from the same respective periods in 2004. The Company's ratio of noninterest expense to average assets was 4.08% for the nine months ended September 30, 2005 compared to 3.60% for the same period in 2004.

         Noninterest expense totaled $9,524,000 for the three months ended September 30, 2005, compared to $7,004,000 for the same period in 2004. This represents an increase of $2,520,000 or 36.0%. The increase was due primarily to the acquisition of Yolo Community Bank in September 2004.

Income Taxes
------------

         The provision for income taxes for the nine months ended September 30, 2005 was $3,200,000 as compared to $2,615,000 for the same period in 2004. The effective income tax rate for state and federal income taxes was 32.4% for the nine months ended September 30, 2005 compared to 29.9% for the same period in 2004. The increase in the effective tax rate is due to higher overall revenues in the Company but the same or slightly lower level of revenues that are exempt from federal taxes in the first three quarters of 2005 compared to the same period in 2004. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company's investment in municipal securities, FNMA Preferred Stock, and life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives special tax benefits from the State of California Franchise Tax Board for operating and providing loans in designated `Enterprise Zones'.

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

         At September 30, 2005, the recorded investment in loans and leases for which impairment had been recognized was approximately $696,000. Of the 2005 balance, approximately $276,000 has a related valuation allowance of $138,000. For the nine months ended September 30, 2005, the average recorded investment in loans and leases for which impairment had been recognized was approximately $827,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $1,700 for cash payments received in 2005.

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

         Non-performing assets at September 30, 2005, and December 31, 2004, are summarized as follows:

                                                 September 30,   December 31,
                                                     2005            2004
                                                 ------------   ------------
Nonaccrual loans and leases                      $        696   $      1,155
Loans and leases 90 days past due and
still accruing interest                                   301          1,015
                                                 ------------   ------------

Total nonperforming loans and leases                      997          2,170
Other real estate                                          --             --
                                                 ------------   ------------

Total nonperforming assets                       $        997   $      2,170
                                                 ============   ============
Nonaccrual loans and leases to total
gross loans and  leases                                  0.11%          0.15%
Nonperforming loans and leases to total
gross loans and leases                                   0.16%          0.39%
Total nonperforming assets to total assets               0.11%          0.21%

Allowance for Loan and Lease Losses
-----------------------------------

         A summary of the allowance for loan and lease losses at September 30, 2005 and September 30, 2004 is as follows:

                                                 September 30,  September 30,
(In thousands)                                       2005           2004
                                                 ------------   ------------
Balance beginning of period                      $      7,217   $      6,493
Provision for loan and lease losses                       730            216
Net charge-offs                                           232            459
Adjustments (Acquisition of YCB)                           --          1,019
                                                 ------------   ------------

Balance end of period                            $      7,715   $      7,269
                                                 ============   ============

Allowance for loan and lease losses
to nonperforming loans and leases                      773.82%        332.53%
Allowance for loan and lease losses
to total gross loans and leases                          1.26%          1.43%
Ratio of net charge-offs to average
loans and leases outstanding (annualized)                0.05%          0.14%


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

                  The formula allowance is adjusted for qualitative factors that are based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowance. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated to determine the adjustment to the formula allowance at September 30, 2005 included the following, which existed at the balance sheet date:

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

         The $7,715,000 in formula and specific allowances at September 30, 2005 reflects management's estimate of the inherent loss in various pools or segments in the portfolio, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio.

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

Liquidity
---------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds of $34,500,000 as of September 30, 2005 were available to provide liquidity. The Company also has a revolving, unsecured line of credit for $8,000,000 with a correspondent bank as of September 30, 2005. In addition, NVB is a member of the Federal Home Loan Bank ("FHLB") System providing additional unused borrowing capacity of $54,229,000 secured by certain loans and investment securities as of September 30, 2005. The Company also has a line of credit with Federal Reserve Bank of San Francisco ("FRB") of $3,681,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of September 30, 2005, borrowings consisted of $18,038,000 in short term FHLB advances, long-term borrowings of $37,500,000 were outstanding with the FHLB, and $21,651,000 was outstanding in the form of subordinated debt issued by the Company.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $225,685,000 and $243,809,000 (or 24.9% and 28.1% of total assets) at September 30, 2005 and December 31, 2004, respectively.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $692,599,000 and $661,926,000 at September 30, 2005 and December 31, 2004, respectively.

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

Financial Condition as of September 30, 2005 As Compared to December 31, 2004
-----------------------------------------------------------------------------

         Total assets at September 30, 2005, were $908,280,000, compared to $866,231,000 at December 31, 2004. Investment securities, interest-bearing deposits in other financial institutions, and federal funds decreased to $181,087,000 at September 30, 2005, compared to $220,234,000 at December 31,
2004. The $42,049,000 increase in total assets was driven by a $39,690,000 increase in total deposits. In addition, the Company sold approximately $20 million in investment securities to continue to fund the Company's loan growth.

         Net loans and leases, the Company's major component of earning assets, increased during the first nine months of 2005 to $602,481,000 at September 30, 2005 from $546,128,000 at December 31, 2004. This represents an annualized growth rate of 13.8%. The Company's average loan to deposit ratio was 80.6% for the quarter ended September 30, 2005 compared to 66.7% for the same period in 2004.

         Total deposits increased to $751,344,000 at September 30, 2005 compared to $711,654,000 at December 31, 2004. Noninterest-bearing demand deposits increased $28,394,000 or 17.1% from December 31, 2004, interest-bearing demand deposits increased $7,590,000 or 4.0%, and certificates of deposits increased $6,801,000 or 4.3% partially offset by a decrease in savings and money market accounts of $3,095,000 or 1.5%. This growth along with a slight decrease in savings and money markets have continued to have a favorable effect on the Company's interest expense and has enabled the Company to expand its net interest margin as rates have increased.

         The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company's ability to earn a high rate of return on stockholders' equity (ROE). Stockholders' equity increased to $70,513,000 as of September 30, 2005, as compared to $65,448,000 at December 31, 2004. The increase was primarily due to net income of $6,679,000 partially offset by cash dividends paid out in the amount of $2,232,000. Under current regulations, Management believes that the Company meets all capital adequacy requirements and North Valley Bank was considered well capitalized and NVB Business Bank was adequately capitalized at September 30, 2005. Management is evaluating different options to increase the capital at NVB Business Bank to increase ratios to meet regulatory guidelines for a well capitalized institution.


         The Company's, North Valley Bank's and NVB Business Bank's capital amounts and risk-based capital ratios are presented below.

                                                                                                          To Be Well Capitalized
(In thousands)                                                               For Capital                  Under Prompt Corrective
                                            Actual                        Adequacy Purposes                  Action Provisions
                                 ---------------------------        ---------------------------        ---------------------------
                                                                       Minimum         Minimum           Minimum          Minimum
                                     Amount           Ratio             Amount          Ratio             Amount           Ratio
Company
As of September 30, 2005:
  Total capital
    (to risk weighted assets)    $     81,723          10.52%       $     62,166           8.00%                N/A            N/A
  Tier I capital
    (to risk weighted assets)    $     74,008           9.52%       $     31,083           4.00%                N/A            N/A
  Tier I capital
    (to average assets)          $     74,008           8.34%       $     35,477           4.00%                N/A            N/A

As of December 31, 2004:
  Total capital
    (to risk weighted assets)    $     74,859          11.73%       $     51,036           8.00%                N/A            N/A
  Tier I capital
    (to risk weighted assets)    $     67,642          10.60%       $     25,518           4.00%                N/A            N/A
  Tier I capital
    (to average assets)          $     67,642           7.89%       $     34,274           4.00%                N/A            N/A


North Valley Bank
As of September 30, 2005:
  Total capital
    (to risk weighted assets)    $     66,826          10.21%       $     52,362           8.00%       $     65,452          10.00%
  Tier I capital
    (to risk weighted assets)    $     60,254           9.21%       $     26,181           4.00%       $     39,271           6.00%
  Tier I capital
    (to average assets)          $     60,254           7.97%       $     30,232           4.00%       $     37,790           5.00%

As of December 31, 2004:
  Total capital
    (to risk weighted assets)    $     62,201          11.59%       $     42,942           8.00%       $     53,678          10.00%
  Tier I capital
    (to risk weighted assets)    $     56,074          10.45%       $     21,471           4.00%       $     32,207           6.00%
  Tier I capital
    (to average assets)          $     56,074           7.49%       $     29,953           4.00%       $     37,442           5.00%


NVB Business Bank
As of September 30, 2005:
  Total capital
    (to risk weighted assets)    $     11,840           9.66%       $      9,802           8.00%       $     12.252          10.00%
  Tier I capital
    (to risk weighted assets)    $     10,697           8.73%       $      4,901           4.00%       $      7,351           6.00%
  Tier I capital
    (to average assets)          $     10,697           8.08%       $      5,297           4.00%       $      6,621           5.00%

As of December 31, 2004:
  Total capital
    (to risk weighted assets)    $     10,521          10.38%       $      8,108           8.00%       $     10,134          10.00%
  Tier I capital
    (to risk weighted assets)    $      9,431           9.31%       $      4,054           4.00%       $      6,081           6.00%
  Tier I capital
    (to average assets)          $      9,431           8.73%       $      4,321           4.00%       $      5,401           5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

         In Management's opinion there has not been a material change in the Company's market risk profile for the nine months ended September 30, 2005 compared to December 31, 2004. Please see discussion under the caption "Interest Rate Sensitivity" on page 19.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

         Disclosure Controls and Procedures. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed by the Company under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and the Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company's management, including the Chief Executive Officer and the Acting Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2005. Based on this evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. An evaluation of any changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2005 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Acting Chief Financial Officer and other members of the Company's senior management group. The Company's Chief Executive Officer and Acting Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Issuer Purchases of Equity Securities

                                                                      Maximum
                                                         Number of    number of
                                                         Shares       Shares
                                                         Purchased    that May
                                  Total                  as Part of   Yet Be
                                  Number                 Publicly     Purchased
                                  of         Average     Announced    Under the
                                  Shares     Price Paid  Plans or     Plans or
Period                            Purchased  per Share   Programs     Programs
------------------------------    ---------  ----------  ---------   ---------
July 1 thru September 30, 2005            0          0           0          54

         The above repurchase program - announced on July 28, 2004 - is the seventh such plan announced by the Company since May of 2001. The program calls for the repurchase of up to 3.0% of the Company's outstanding shares, or 199,154 shares. The repurchases will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under this program will be retired. The number, price and timing of the repurchases shall be at the Company's sole discretion and the program may be re-evaluated depending on market conditions, liquidity needs or other factors. The Board of Directors, based on such re-evaluations, may suspend, terminate, modify or cancel the program at any time without notice. No shares were purchased during the quarter ended September 30, 2005.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         The Board of Directors of the Company has approved the execution and delivery of new employment agreements for certain executive officers, as follows:

         Mr. Scott Louis has been promoted to the position of Executive Vice President / Chief Operating Officer for North Valley Bancorp, North Valley Bank and NVB Business Bank. Mr. Louis will be paid an annual salary of $120,000 and will receive the following additional benefits: automobile expense allowance of $500 per month; eligibility to be paid incentive compensation; eligibility under deferred compensation and salary continuation plans (as to be agreed); four weeks of vacation; and other ordinary and group benefits offered by the Company.

         Mr. Roger Nash has been hired to serve as Executive Vice President / Business Banking for North Valley Bancorp, North Valley Bank and NVB Business Bank. Mr. Nash will be paid an annual salary of $140,000 and will receive the following additional benefits: automobile expense allowance; eligibility to be paid incentive compensation; eligibility under deferred compensation and salary continuation plans (as to be agreed); four weeks of vacation; and other ordinary and group benefits offered by the Company.

         Mr. Gary Litzsinger has been promoted to the position of Executive Vice President / Chief Risk Officer of North Valley Bancorp, North Valley Bank and NVB Business Bank. Mr. Litzsinger will be paid an annual salary of $100,000 and will receive the following additional benefits: automobile expense allowance; eligibility to be paid incentive compensation; eligibility under deferred compensation and salary continuation plans (as to be agreed); four weeks of vacation; and other ordinary and group benefits offered by the Company.

         The Company and each of Messrs. Louis, Nash and Litzsinger are in the process of confirming the foregoing terms and conditions (plus certain other uniform employment matters) by the execution and delivery of an Employment Agreement in substantially the same form. The form of such Employment Agreement is being filed as an exhibit to this quarterly report and is incorporated herein by this reference. The term of employment specified in each of these Employment Agreements will be one (1) year, subject to renewal annually, as provided in each such Employment Agreement. In addition, the Company will enter into an Indemnity Agreement with each of Messrs. Louis, Nash and Litzsinger in the same form as previously signed with all directors and other executive officers of North Valley Bancorp, North Valley Bank and NVB Business Bank, providing for indemnification against claims asserted against such officer in connection with the good faith performance of his duties, to the extent permitted by the Articles of Incorporation and Bylaws of North Valley Bancorp and applicable laws and regulations.

Item 6.  Exhibits

         (a)      Exhibits:


                  Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications
                    Exhibit 31.1 - CEO Rule 13a-14(a)/15d-14(a) Certifications
                    Exhibit 31.2 - CFO Rule 13a-14(a)/15d-14(a) Certifications

                  Exhibit 32 - Section 1350 Certifications - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with Respect to the North Valley Bancorp Quarterly Report on Form 10-Q for the Quarter ended September 30, 2005

                  Exhibit 99.91 - Form of Executive Employment Agreement

                  Exhibit 99.92 - Amendment to information services contract with Information Technology, Inc. dated June 17, 2002

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
--------------------
(Registrant)

Date   November 9, 2005

By:

/s/ MICHAEL J. CUSHMAN
-----------------------------------
Michael J. Cushman
President & Chief Executive Officer


/s/ SHARON L. BENSON
-----------------------------------
Sharon L. Benson
Acting Chief Financial Officer