Form 10-K
period 2005-12-31
NORTH VALLEY BANCORP
filed 2006-03-16
CIK 353191

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO _____________.

Commission file number 0-10652

                              NORTH VALLEY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                            94-2751350
----------------------------------                          --------------------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

                300 Park Marina Circle, Redding, California 96001
              -----------------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code (530) 226 2900

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                            No par value common stock
                           ---------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act
(Check one):
Large accelerated filer [ ]    Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $119,716,867 as of June 30, 2005.

The number of shares outstanding of common stock as of March 14, 2006, were 7,505,199.

================================================================================

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

TABLE OF CONTENTS

PART I

Item 1        Business                                                                                4

Item 1A       Risk Factors                                                                           15

Item 1B       Unresolved Staff Comments                                                              16

Item 2        Properties                                                                             17

Item 3        Legal Proceedings                                                                      18

Item 4        Submission of Matters to a Vote of Security Holders                                    18

PART II

Item 5        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
              Purchases of Equity Securities                                                         18

Item 6        Selected Financial Data                                                                20

Item 7        Management's Discussion and Analysis of Financial Condition and Results Of
              Operations                                                                             21

Item 7A       Quantitative and Qualitative Disclosures About Market Risk                             37

Item 8        Financial Statements and Supplementary Data                                            41

Item 9        Changes In and Disagreements With Accountants on Accounting And Financial Disclosure   41

Item 9A       Controls and Procedures                                                                41

Item 9B       Other Information                                                                      42

PART III

Item 10       Directors and Executive Officers of the Registrant                                     42

Item 11       Executive Compensation                                                                 42

Item 12       Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters                                                                    42

Item 13       Certain Relationships and Related Transactions                                         42

Item 14       Principal Accounting Fees and Services                                                 42

PART IV

Item 15       Exhibits, Financial Statement Schedules                                                43

              Signatures                                                                             83

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. The factors set forth under "Item 1A - Risk Factors" in this report and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report when evaluating the business prospects of the Company and its subsidiaries.

Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. Actual results and shareholder values in the future may differ significantly from those expressed in forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of the report, and in the case of any documents that may be incorporated by reference, as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statements, or to report any new information, future event or other circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K.

GENERAL

North Valley Bancorp (the "Company") is a bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Board of Governors"). The Company was incorporated in 1980 in the State of California. On October 11, 2000, the Company completed its plan of reorganization with Six Rivers National Bank. Unless otherwise noted, the information contained herein has been restated on a historical basis as a pooling of interests as if the Company and Six Rivers National Bank had been combined for all periods presented. On January 2, 2002, Six Rivers National Bank became a California State chartered bank and in conjunction with this charter conversion, changed its name to Six Rivers Bank ("SRB"). On January 1, 2004, Six Rivers Bank was merged with and into North Valley Bank with North Valley Bank as the surviving institution. Former branches of Six Rivers Bank continued to operate as Six Rivers Bank, a division of North Valley Bank until April 18, 2005. Since April 18, 2005, those branches have operated as North Valley Bank branches. (For purposes herein, "NVB" shall refer to North Valley Bank including the former branches of SRB and "SRB" will refer to the former branches and operations of SRB). On August 31, 2004, the Company acquired Yolo Community Bank ("YCB") in a purchase transaction. Yolo Community Bank changed its name to NVB Business Bank ("NVB BB") effective February 11, 2005. The information contained herein contains the results of operations of YCB from September 1, 2004. The Company owns 100% of its principal subsidiaries, NVB, NVB BB, North Valley Trading Company ("Trading Company"), which is inactive, Bank Processing, Inc. ("BPI"), a California corporation, North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III, and North Valley Capital Statutory Trust IV. The sole subsidiary of NVB, which is inactive, is North Valley Basic Securities (the "Securities Company").

At December 31, 2005 the Company had $918,415,000 in total assets, $624,512,000 in total loans and leases and $746,690,000 in total deposits. The asset, loans and leases and deposit totals for each bank subsidiary at December 31, 2005 were: NVB - $752,353,000 in assets, $510,589,000 in loans and leases and $635,865,000 in deposits and NVB BB - $163,991,000 in assets, $113,923,000 in loans and leases and $113,667,000 in deposits. The Company does not hold deposits of any one customer or group of customers where the loss of such deposits would have a material adverse effect on the Company. The Company's business is not seasonal.

NVB was organized in September 1972, under the laws of the State of California, and commenced operations in February 1973. NVB is principally supervised and regulated by the California Commissioner of Financial Institutions (the "Commissioner") and conducts a commercial and retail banking business, which includes accepting demand, savings, and money market rate deposit accounts and time deposits, and making commercial, real estate and consumer loans. It also issues cashier's checks and money orders, sells travelers' checks and provides safe deposit boxes and other customary banking services. As a state-chartered insured member bank, NVB is also subject to regulation by the Board of Governors of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the legal limits thereupon. NVB does not offer trust services or international banking services and does not plan to do so in the near future.

NVB operates twenty-one banking offices in Shasta, Trinity, Humboldt, Del Norte, and Mendocino Counties, for which it has received all of the requisite regulatory approvals. The headquarters office in Redding opened in February 1973. In October 1973, NVB opened its Weaverville Office; in October 1974, its Hayfork Office; in January 1978, its Anderson Office; and in September 1979, its Enterprise Office (East Redding). On December 20, 1982, NVB acquired the assets of two branches of the Bank of California: one located in Shasta Lake and the other in Redding, California. On June 1, 1985, NVB opened its Westwood Village Office in South Redding. On November 27, 1995, NVB opened a branch located in Palo Cedro, California. On October 14, 1997, NVB relocated its branch in Shasta Lake to a new facility. NVB opened two super-market branches in 1998 located in Cottonwood, California and Redding, California. On May 11, 1998, NVB opened a Business Banking Center in Redding, California, to provide banking services to business and professional clients. On August 13, 2001, the Business Banking Center and the Company's Administrative offices moved to a new location at 300 Park Marina Drive in Redding, California. On August 5, 2002, NVB opened an Express Banking Center located at 2245 Churn Creek Road in Redding.

Yolo Community Bank was a privately-held California banking corporation that commenced operations in 1998 and was headquartered in Woodland, California. On August 31, 2004, the Company acquired YCB, now NVB BB, in a purchase transaction. Consideration paid was a combination of $9.5 million in cash and 741,697 shares of the Company's common stock. NVB BB offers primarily commercial banking services to small and medium sized businesses through their branches in Woodland, Fairfield, and Roseville, California. In early 2005, NVB BB opened two new branches in Santa Rosa and Ukiah to offer commercial banking services to those North Bay Area communities.

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

NVB and NVB BB have signed agreements with Essex National Securities, Inc. ("Essex") whereby Essex provides broker/dealer services and standardized investment advice to NVB and NVB BB customers. NVB and NVB BB share in the fees and commissions paid to Essex on a pre-determined schedule.

JUNIOR SUBORDINATED DEBENTURES

The Company owns the common stock of four business trusts that have issued an aggregate of $31.0 million in trust preferred securities fully and unconditionally guaranteed by the Company. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated debentures issued by the Company, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures issued by the Company is $32.0 million, with the maturity dates for the respective debentures ranging from 2031 through 2036. The Company may redeem the respective junior subordinated debentures earlier than the maturity date, with certain of the debentures being redeemable beginning in 2006 and others being redeemable beginning in 2008, 2009 and 2010. For more information about the trust preferred securities and the debentures see Note 11 to the Notes to Consolidated Financial Statements.

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

NVB is licensed by the California Commissioner of Financial Institutions (the "Commissioner"), NVB's deposits are insured by the FDIC, and NVB is a member of the Federal Reserve System. Consequently, NVB is subject to the supervision of, and is regularly examined by, the Commissioner and the Board of Governors of the Federal Reserve System ("FRB" or "Board of Governors"). Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, allowance for loan and lease losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. NVB is required to file reports with the Commissioner and the FRB and provide such additional information as the Commissioner and the FRB may require.

NVB BB is licensed by the California Commissioner of Financial Institutions (the "Commissioner"), NVB BB's deposits are insured by the FDIC, and NVB BB is not a member of the Federal Reserve System. Consequently, NVB BB is subject to the supervision of, and is regularly examined by, the Commissioner and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, allowance for loan and lease losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. NVB BB is required to file reports with the Commissioner and the FDIC and provide such additional information as the Commissioner and the FDIC may require.

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

The Company, and its subsidiaries, NVB and NVB BB, are deemed to be "affiliates" within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans between affiliates, and (b) on investments by NVB or NVB BB in affiliates' stock as collateral for loans to any borrower. The Company and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

The Board of Governors and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and its banking subsidiaries are required to maintain capital equal to at least 8% of its assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves. The Company and its banking subsidiaries are subject to regulations issued by the Board of Governors and the FDIC, which require maintenance of a certain level of capital. These regulations impose two capital standards: a risk-based capital standard and a leverage capital standard.

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

At December 31, 2005, NVB, NVB BB and the Company were in compliance with the risk-based capital and leverage ratios described above. See Item 8, Financial Statements and Supplementary Data and Note 18 to the Financial Statements incorporated by reference therein, for a listing of the Company's risk-based capital ratios at December 31, 2005 and 2004.

The Board of Governors, the OCC and FDIC have adopted regulations implementing a system of prompt corrective action for insured financial institutions pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%. NVB and NVB BB are both considered "well capitalized" under the framework for prompt corrective action.

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

Under FDICIA, the federal financial institution agencies have adopted regulations which require institutions to establish and maintain comprehensive written real estate lending policies which address certain lending considerations, including loan-to-value limits, loan administrative policies, portfolio diversification standards, and documentation, approval and reporting requirements. FDICIA further generally prohibits an insured state bank from engaging as a principal in any activity that is impermissible for a national bank, absent an FDIC determination that the activity would not pose a significant risk to the Bank Insurance Fund, and that the bank is, and will continue to be, within applicable capital standards. Similar restrictions apply to subsidiaries of insured state banks. The Company does not currently intend to engage in any activities which would be restricted or prohibited under FDICIA.

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

The federal financial institution agencies have established bases for analysis and standards for assessing a financial institution's capital adequacy in conjunction with the risk-based capital guidelines, including analysis of interest rate risk, concentrations of credit risk, risk posed by non-traditional activities, and factors affecting overall safety and soundness. The safety and soundness standards for insured financial institutions include analysis of (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; and (7) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. If an agency determines that an institution fails to meet any standard, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan, particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

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

NVB and NVB BB currently have a rating of "satisfactory" for CRA compliance.

The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from each of the Company's subsidiary banks. The payment of cash dividends and/or management fees by NVB and NVB BB is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. See Item 5 below for further information regarding the payment of cash dividends by the Company, NVB and NVB BB.

THE PATRIOT ACT

On October 26, 2001, President Bush signed the USA Patriot Act (the "Patriot Act"), which includes provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury. Title III of the Patriot Act entitled, "International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001" includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts. Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, but the deadline was postponed to allow time for evaluation of such provisions, and on March 9, 2006, President Bush signed legislation to reauthorize the Patriot Act, incorporating certain civil liberty protections approved by Congress.

Section 313(a) of the Patriot Act prohibits any insured financial institution such as NVB and NVB BB from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as "shell banks"), subject to certain exceptions for regulated affiliates of foreign banks. Section 313(a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319(b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

Section 312 of the Patriot Act creates a requirement for special due diligence for correspondent accounts and private banking accounts. Under Section 312, each financial institution that establishes, maintains, administers, or manages a private banking account or a correspondent account in the United States for a non-United States person, including a foreign individual visiting the United States, or a representative of a non-United States person, shall establish appropriate, specific, and, where necessary, enhanced, due diligence policies, procedures, and controls that are reasonably designed to detect and record instances of money laundering through those accounts.

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

THE SARBANES-OXLEY ACT OF 2002

President Bush signed the Sarbanes-Oxley Act of 2002 (the "Act") on July 30, 2002, which addresses certain matters of corporate governance and accountability. Among other matters, key provisions of the Act and rules promulgated by the Securities and Exchange Commission pursuant to the Act include the following:

     . Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.
     . Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.
     . Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO and making issuer interference with an audit a crime.
     . Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.
     . Enhanced criminal penalties for a broad array of white collar crimes and increases in the statute of limitations for securities fraud lawsuits.
     . Disclosure of whether a company has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics.
     . Disclosure of whether a company's audit committee of its board of directors has a member of the audit committee who qualifies as an "audit committee financial expert."
     .    A prohibition on insider trading during pension plan black-out periods.
     .    Disclosure of off-balance sheet transactions.
     . A prohibition on personal loans to directors and officers (exception for financial institutions).
     . Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.
     . Standards of professional conduct requiring attorneys having an attorney-client relationship with a company, among other matters, to report "up the ladder" to the audit committee, another board committee or the entire board of directors regarding certain material violations.
     . Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities, reducing the filing deadline to within 2 business days of the date a transaction triggers an obligation to report.
     . Accelerated filing requirements for Forms 10-K and 10-Q by public companies falling under the definition of "accelerated filers."
     . Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by "accelerated filers" as soon as reasonably practicable after such reports and material are filed with or furnished to the Securities and Exchange Commission. Rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act.

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

The Company's securities are listed on the NASDAQ Stock Market. Consequently, in addition to the rules promulgated by the Securities and Exchange Commission pursuant to the Act, the Company must also comply with revised listing standards applicable to NASDAQ listed companies. Generally, listed companies were required to comply with the revised listing standards by the first annual meeting of shareholders following January 15, 2004. The revised NASDAQ listing standards applicable to the Company include the following:

     . A majority of directors of a listed company must be "independent", which excludes:

          . Any director who is, or at any time in the past three years was, employed by a listed company, its parent or a subsidiary;

          . Any director or any family member who received payments in excess of $60,000 in the current year or prior three years from a listed company, its parent or a subsidiary;

          . Any director whose family member is employed or during the last three years was employed as an executive officer of a listed company, its parent or a subsidiary;

          . Any director or any family member who is a partner, controlling shareholder or executive officer of an organization to which a listed company made payments or from which a listed company received payments, for services or property, in the current year or prior three years in excess of the greater of $200,000 or 5% of the recipient's consolidated gross revenues in the year of payment;

          . Any director or any family member who is employed as an executive officer of another organization where during the current year or prior three years an executive officer of a listed company served on the compensation committee of such organization; and

          . Any director or any family member who is a partner of the outside auditor of a listed company or was a partner or employee of the listed company's auditor and worked on the company's audit in the prior three years.

     . Independent directors of a listed company must meet alone in executive sessions at least two times annually.

     . Listed companies must certify adoption of a resolution or written charter dealing with nominations of directors and select nominees for election as directors either by determination of a majority of independent directors or by a nominating committee consisting solely of independent directors, with certain exceptions.

     . Compensation of a listed company's chief executive officer must be determined either by a majority of independent directors or by a compensation committee consisting solely of independent directors, with certain exceptions.

     . The audit committee of a listed company, subject to certain exceptions, must comply with requirements that include:

          . The committee be comprised of at least three independent directors who have not participated in the preparation of financial statements for the company, its parent or subsidiaries during the last three years;

          . Each director must be able to read and understand financial statements;

          . At least one director must meet the "financial sophistication" criteria which the company must certify;

          .    The committee must adopt a written charter; and

          . The committee is responsible for the review and approval of all related-party transactions, except those approved by another board committee comprised of independent directors.

     . The adoption or amendment of any equity compensation arrangement after June 30, 2003, such as a stock option plan, requires shareholder approval, subject to certain exemptions.

     . A code of conduct must be adopted by May 4, 2004 that (i) complies with the code of ethics requirements of the Act; (ii) covers all directors, officers and employees; (iii) includes an enforcement mechanism; and (iv) permits only the board of directors to grant waivers from or changes to the code of conduct affecting directors and executive officers and requires prompt disclosure thereof on a Form 8-K filing with the Securities and Exchange Commission.

The effect of the Act upon the Company is uncertain; however, the Company has incurred and expects to continue to incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission and other regulatory agencies having jurisdiction over the Company. The Company has not, resulting from compliance with the Act and such rules and regulations, experienced a material adverse effect upon its financial position or results of its operations or its cash flows.

THE CALIFORNIA CORPORATE DISCLOSURE ACT

The California Corporate Disclosure Act (the "CCD Act"), became effective January 1, 2003. The CCD Act requires publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. The CCD Act requires the Company to disclose:

..    The name of the company's independent auditor and a description of services, if any, performed for the company during the previous 24 months;

..    The annual compensation paid to each director and executive officer, including stock or stock options not otherwise available to other company employees;
..    A description of any loans made to a director at a "preferential" loan rate during the previous 24 months, including the amount and terms of the loans;
..    Whether any bankruptcy was filed by a company or any of its directors or executive officers within the previous 10 years;
..    Whether any director or executive officer of a company has been convicted of fraud during the previous 10 years; and
..    Whether a company violated any federal securities laws or any securities or banking provisions of California law during the previous 10 years for which the company was found liable or fined more than $10,000.

The Company does not currently anticipate that compliance with the CCD Act will have a material adverse effect upon its financial position or results of its operations or its cash flows.

COMPETITION

At June 30, 2005, commercial and savings banks in competition with the Company had 417 banking offices in the counties of Del Norte, Humboldt, Mendocino, Placer, Shasta, Solano, Sonoma, Trinity and Yolo where the Company operates. In those 417 banking offices (which includes the Company's 26), there were $24.4 billion in total deposits of which the Company had an overall share of 3.01%. Additionally, the Company competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage over the Company because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services and international banking which the Company is not authorized nor prepared to offer currently. The Company has arranged with correspondent banks and with others to provide some of these services for their customers. As of December 31, 2005 the subsidiary banks' combined lending limits to any one borrower is $26,966,000 on a fully secured basis and $16,179,000 on an unsecured basis. These limits are adequate in most instances to compete for lending relationships within the markets we currently serve.

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

Monetary and Fiscal Policies. The net interest income of the Company, and to a large extent, its earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Federal Reserve Board. The Federal Reserve Board can and does implement national monetary policy, such as seeking to curb inflation and combat recession by its open market operations in United States government securities, adjustments in the amount of interest free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Board. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on the Company are not predictable.

Deposit Insurance. In 1996, pursuant to Congressional mandate, the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. In 2005, Congress adopted the Federal Deposit Insurance Reform Act of 2005, which will have the effect of merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund (which is anticipated to occur on or before July 1, 2006). The FDIC has not yet released final regulations, but it is anticipated that final regulations will be released not later than the fourth quarter of 2006. When released, the final regulations are expected to include, among other matters, (1) increased premium assessments to banks based on a bank's risk assessment profile, subject to a one-time assessment credit for banks that paid premiums prior to December 31, 1996 to offset premium assessments; (2) a $100,000 deposit account insurance limit until January 1, 2012, subject to inflation indexing; and (3) increased retirement account insurance limits to $250,000, until January 1, 2012, subject to inflation indexing. The inflation indexing is expected to use 2005 as the base year and adjust for inflation on April 1, 2010 and every five years thereafter on January 1 of the following year. Until final regulations are released by the FDIC and banks are assigned to a risk category, the precise amount of premium assessment increase cannot be determined, but it is expected that the expense for premium assessments for NVB and NVB BB will not increase in an amount that will have a material adverse effect on the Company's results of operations. Based upon the current risk-based assessment rate schedule in effect since 1996, and NVB's and NVB BB's current capital ratios and levels of deposits, neither NVB nor NVB BB anticipates a significant increase in operating expenses due to changes in the assessment rate applicable to it during 2006 from that in 2005.

Interstate Banking. Since 1996, California law implementing certain provisions of prior federal law has (1) permitted interstate merger transactions; (2) prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank, which has been in existence for at least five years.

National Banks. The federal financial institution agencies, especially the OCC and the Board of Governors, have taken steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. The OCC has issued regulations permitting national banks to engage in a wider range of activities through subsidiaries. "Eligible institutions" (those national banks that are well capitalized, have a high overall rating and a satisfactory or better CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries subject to an expedited application process. In addition, a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage.

Glass-Steagall Act. The Financial Services Modernization Act of 1999 (the "FSMA") eliminated most of the remaining depression-era "firewalls" between banks, securities firms and insurance companies which was established by Banking Act of 1933, also known as the Glass-Steagall Act ("Glass-Steagall). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The FSMA repealed Section 20 of Glass-Steagall, which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as "financial holding companies" can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The FSMA includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a "financial holding company" or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a "financial holding company" structure authorized by the FSMA.

Prior to the FSMA, significant restrictions existed on the affiliation of banks with securities firms and on the direct conduct by banks of securities dealing and underwriting and related securities activities. Banks were also (with minor exceptions) prohibited from engaging in insurance activities or affiliating with insurers. The FSMA removed these restrictions and substantially eliminated the prohibitions under the Bank Holding Company Act on affiliations between banks and insurance companies. Bank holding companies, which qualify as financial holding companies through an application process, can now insure, guarantee, or indemnify against loss, harm, damage, illness, disability, or death; issue annuities; and act as a principal, agent, or broker regarding such insurance services.

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

Other Legislation and Regulation

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

EMPLOYEES

At December 31, 2005, the Company had approximately 455 employees, (which includes 416 full-time equivalent employees). None of the Company's employees are represented by a labor union and management considers its relations with employees are good.

WEBSITE ACCESS

Information on the Company and its subsidiary banks may be obtained from the Company's website www.novb.com. Copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto are available free of charge on the website as soon as they are published by the SEC through a link to the Edgar reporting system maintained by the SEC. Simply select the "About NVB Bancorp" menu item, then click on "Shareholder Relations" and then select the "SEC Filings" link. Also made available through the Company's website are the Section 16 reports of ownership and changes in ownership of the Company's common stock which are filed with the Securities and Exchange Commission by the directors and executive officers of the Company and by any persons who own more than ten percent of the outstanding shares of such stock. Information on the Company website is not incorporated by reference into this report.

ITEM 1A. RISK FACTORS

In addition to the risks associated with the business of banking generally, as described above under Item 1 (Description of Business), the Company's business, financial condition, operating results, future prospects and stock price can be adversely impacted by certain risk factors, as set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

Dependence on Key Employees. The Company and its subsidiaries are dependent on the successful recruitment and retention of highly qualified personnel. Our ability to implement our business strategies is closely tied to the strengths of our chief executive officer and other key officers. Our key officers have extensive experience in the banking industry which is not easily replaced. Business banking, one of the Company's principal lines of business, is dependent on relationship banking, in which Company personnel develop professional relationships with small business owners and officers of larger business customers who are responsible for the financial management of the companies they represent. If these employees were to leave the Company and become employed by a local competing bank, the Company could potentially lose business customers. In addition, the Company relies on its customer service staff to effectively serve the needs of its consumer customers. The Company very actively recruits for all open positions and management believes that employee relations are good.

Growth Strategy. The Company pursued and continues to pursue a growth strategy which depends primarily on generating an increasing level of loans and deposits at acceptable risk levels. The Company may not be able to sustain this growth strategy without establishing new branches or new products. Therefore, the Company may expand in our current market by opening or acquiring branch offices or may expand into new markets or make strategic acquisitions of other financial institutions or branch offices. This expansion may require significant investments in equipment, technology, personnel and site locations. The Company cannot assure you of our success in implementing our growth strategy without corresponding increases in our noninterest expenses. In addition, growth through acquisitions represents a component of our business strategy. The need to integrate the operations and personnel of acquired banks and branches may not always be successfully accomplished. Any inability to improve operating performance through integration and/or merger of operations, functions or banks could increase expenses and impact on the Company's performance.

Commercial Loans. As of December 31, 2005, approximately 10% of our loan portfolio consisted of commercial business loans, which may have a higher degree of risk than other types of loans. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the mobility of collateral, the effect of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. In addition, unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower's ability to repay the loan may be impaired.

Real Estate Values. A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2005, real estate served as the principal source of collateral with respect to approximately 77% of the Company's loan portfolio. A substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of mortgage-backed securities included in the available-for-sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value for Company Common Stock. Acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

Allowance for Loan and Lease Losses. Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance, but its allowance for loan losses may not be adequate to cover actual loan and lease losses. In addition, future provisions for loan and lease losses could materially and adversely affect the Company and therefore the Company's operating results. The Company's allowance for loan and lease losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company's control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company's loans and allowance for loan and lease losses. Although we believe that the Company's allowance for loan and lease losses is adequate to cover current losses, we cannot assure you that it will not further increase the allowance for loan and lease losses or that regulators will not require it to increase this allowance. Either of these occurrences could materially and adversely affect the Company's earnings.

Dilution of Common Stock. Shares of the Company's common stock eligible for future sale could have a dilutive effect on the market for the common stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 20,000,000 shares of common stock, of which 7,497,599 were outstanding at December 31, 2005. Pursuant to its stock option plans, at December 31, 2005, the Company had outstanding options to purchase 896,560 shares of common stock. As of December 31, 2005, 912,832 shares of common stock remained available for grants under the Company's stock option plans. Sales of substantial amounts of the Company common stock in the public market could adversely affect the market price of common stock.

Operating Losses. The Company is subject to certain operations risks, including, but not limited to, data processing system failures and errors and customer or employee fraud. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Company's internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company's business, financial condition or results of operations.

Business Confidence Uncertainty. The terrorist actions on September 11, 2001, and thereafter, plus military actions taken by the United States in Afghanistan, Iraq and elsewhere, have had significant adverse effects upon the United States economy. Whether terrorist activities in the future and the actions taken by the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company, and the extent of such impact, is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the Company's market areas. Such continued economic deterioration could adversely affect the Company's future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts required to be reserved for loan losses, reducing the value of collateral held as security for the Company's loans, and causing a decline in the Company's stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's principal executive and administrative office is located in a leased building at 300 Park Marina Circle, Redding, Shasta County, California.

     The following table sets forth information about the Company's premises:

     DESCRIPTION                  OFFICE TYPE                OWNED/LEASED
---------------------    ------------------------------    ---------------
North Valley Bank:
   Redding                                       Branch              Owned
   Westwood                                      Branch             Leased
   Shasta Lake                                   Branch              Owned
   Country Club                                  Branch              Owned
   Weaverville                                   Branch              Owned
   Hayfork                                       Branch              Owned
   Buenaventura                      Supermarket Branch             Leased
   Anderson                                      Branch              Owned
   Enterprise                                    Branch              Owned
   Cottonwood                        Supermarket Branch             Leased
   Palo Cedro                                    Branch             Leased
   Churn Creek                                   Branch              Owned
   Redding Warehouse                   Storage Facility             Leased
   Park Marina Circle            Administrative/ Branch             Leased
   Park Marina                                   Branch             Leased
   BPI                   Data Processing/Administrative              Owned
   Eureka Mall                                   Branch             Leased
   McKinleyville                                 Branch             Leased
   Crescent City                                 Branch              Owned
   Eureka Downtown                               Branch              Owned
   Ferndale                                      Branch              Owned
   Garberville                                   Branch             Leased
   Willits                                       Branch             Leased

NVB Business Bank:
   Woodland                      Administrative/ Branch             Leased
   Fairfield                                     Branch             Leased
   Roseville                                     Branch             Leased
   Santa Rosa                                    Branch             Leased
   Ukiah                                         Branch             Leased

From time to time, the Company, through NVB and NVB BB, acquires real property through foreclosure of defaulted loans. The policy of the Company is not to use or permanently retain any such properties but to resell them when practicable.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The North Valley Bancorp common stock is listed and trades on the Nasdaq National Market under the symbol "NOVB." The shares were first listed with the Nasdaq Stock Market in April 1998. The table below summarizes the Common Stock high and low trading prices traded during the two year period ended December 31, 2005 as reported on the Nasdaq Stock Market and the cash dividends declared on the common stock during the same period.

                                                   PRICE OF
                                                 COMMON STOCK         CASH
                                            ---------------------   DIVIDENDS
                                               HIGH        LOW      DECLARED
                                            ---------   ---------   ---------
2005
  First Quarter                             $   19.96   $   18.90   $    0.10
  Second Quarter                                19.00       16.75        0.10
  Third Quarter                                 19.52       17.08        0.10
  Fourth Quarter                                18.10       14.86        0.10

2004
  First Quarter                             $   17.89   $   14.97   $    0.10
  Second Quarter                                18.22       15.52        0.10
  Third Quarter                                 17.87       15.80        0.10
  Fourth Quarter                                19.64       17.25        0.10

The Company had approximately 974 shareholders of record as of December 31, 2005.

The Company's primary source of funds for payment of dividends to its shareholders is the receipt of dividends from NVB and NVB BB. The payment of dividends by a California State chartered bank is subject to various legal and regulatory restrictions. See Note 18 to the Consolidated Financial Statements for information related to dividend matters including information regarding certain limitations on payment of dividends.

The following tables summarize the fourth quarter stock repurchase activity for the Company's current Stock Repurchase Program.

                                                                 NUMBER OF       MAXIMUM
                                                                  SHARES        NUMBER OF
                                                                 PURCHASED     SHARES THAT
                                                                  AS PART      MAY YET BE
                                        TOTAL                   OF PUBLICLY    PURCHASED
                                       NUMBER        AVERAGE     ANNOUNCED      UNDER THE
                                      OF SHARES    PRICE PAID    PLANS OR       PLANS OR
                                      PURCHASED     PER SHARE    PROGRAMS       PROGRAMS
                                      ----------   ----------   -----------   ------------
October 1 thru December 31, 2005               0   $        0             0             54

The above repurchase program - announced on July 28, 2003 and still in effect, - is the seventh such plan announced by the Company since May of 2001. The program calls for the repurchase of up to 3.0% of the Company's outstanding shares, or 199,154 shares. The repurchases will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under this program will be retired. The number, price and timing of the repurchases shall be at the Company's sole discretion and the program may be re-evaluated depending on market conditions, liquidity needs or other factors. The Board of Directors, based on such re-evaluations, may suspend, terminate, modify or cancel the program at any time without notice. No shares were repurchased during the fourth quarter of 2005.

ITEM 6.  SELECTED FINANCIAL DATA

NORTH VALLEY BANCORP AND SUBSIDIARIES
(dollars in thousands except per share data)
FOR THE YEAR ENDED DECEMBER 31

                                                         2005            2004            2003            2002            2001
                                                     ------------    ------------    ------------    ------------    ------------
SUMMARY OF OPERATIONS
Total interest income                                $     50,678    $     38,937    $     35,100    $     38,902    $     39,811
Total interest expense                                      9,703           7,507           7,527           9,792          15,475
                                                     ------------    ------------    ------------    ------------    ------------
Net interest income                                        40,975          31,430          27,573          29,110          24,336

Provision for  loan and lease losses                          930             271               -           1,795           1,370
                                                     ------------    ------------    ------------    ------------    ------------
Net interest income after provision for
 loan and lease losses                                     40,045          31,159          27,573          27,315          22,966
Total non interest income                                  11,214           9,456          11,265           9,313           8,852
Total non interest expense                                 37,592          28,658          27,262          24,728          22,090
                                                     ------------    ------------    ------------    ------------    ------------
Income before provision for income taxes                   13,667          11,957          11,576          11,900           9,728
Provision for income taxes                                  4,518           3,578           3,605           3,836           3,062
                                                     ------------    ------------    ------------    ------------    ------------
Net Income                                           $      9,149    $      8,379    $      7,971    $      8,064    $      6,666
                                                     ============    ============    ============    ============    ============
PERFORMANCE RATIOS:
  Return on average assets                                   1.01%           1.08%           1.19%           1.30%           1.18%
  Return on average equity                                  13.42%          16.54%          16.66%          17.31%          13.11%

CAPITAL RATIOS:
Risk based capital:
  Tier 1 (4% Minimum Ratio)                                 10.12%          10.60%          12.34%          11.33%          11.57%
  Total (8% Minimum Ratio)                                  11.92%          11.73%          13.77%          12.58%          12.82%
Leverage Ratio                                               8.87%           7.89%           8.49%           8.59%           8.37%

BALANCE SHEET DATA AT DECEMBER 31

Assets                                               $    918,415    $    866,231    $    677,693    $    656,080    $    594,973
Investment securities and federal funds sold         $    172,149    $    219,734    $    224,010    $    133,330    $    132,881
Net loans                                            $    616,648    $    546,128    $    372,660    $    437,843    $    391,022
Deposits                                             $    746,690    $    711,654    $    598,314    $    555,053    $    514,278
Stockholders' equity                                 $     71,801    $     65,448    $     46,053    $     50,029    $     43,678

COMMON SHARE DATA

Earnings per share (1):
  Basic                                              $       1.23    $       1.24    $       1.19    $       1.15    $       0.84
  Diluted                                            $       1.17    $       1.17    $       1.13    $       1.11    $       0.82
Book value (2)                                       $       9.58    $       8.95    $       7.10    $       7.20    $       6.26
Cash dividends per share                             $       0.40    $       0.40    $       0.40    $       0.33    $       0.27
Dividend payout ratio                                       34.20%          34.20%          35.40%          28.96%          31.50%
Shares outstanding                                      7,497,599       7,311,726       6,488,073       6,951,142       6,976,584

(1) All share and per share amounts have been adjusted to give effect to a three for two stock split on May 15, 2003.
(2) Represents stockholders' equity divided by the number of shares of common stock outstanding at the end of the year indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as "believe," "expect," "anticipate," "intend," "may," "will," "should," "could," "would," and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) variances in the actual versus projected growth in assets; (2) return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment; (10) changes in business conditions and inflation; (11) changes in securities markets; (12) data processing problems; (13) a decline in real estate values in the Company's operating market areas; (14) the effects of terrorism, the threat of terrorism or the impact of the current military conflict in Iraq and the conduct of the war on terrorism by the United States and its allies, as well as other factors. The factors set forth under "Item 1A - Risk Factors" in this report and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report when evaluating the business prospects of the Company and its subsidiaries.

Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. Actual results and shareholder values in the future may differ significantly from those expressed in forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of the report, and in the case of any documents that may be incorporated by reference, as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statements, or to report any new information, future event or other circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K.

CRITICAL ACCOUNTING POLICIES

General. North Valley Bancorp's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). The financial information contained within our financial statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact the accounting for such transactions could change.

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

Allowance for Loan and Lease Losses. The allowance for loan and lease losses is based on the probable estimated losses in our loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accountings Standards (SFAS) No. 5 "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and estimable; and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that losses be accrued on impaired loans (as defined) based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Stock Based Compensation. At December 31, 2005, the Company has three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan, which are described more fully in Note 14 to the Consolidated Financial Statements included herein in Item 8 - Financial Statements and Supplementary Data. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income under the Employee Plan, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in the financial statements for the Director Plans over the vesting period for the difference between the fair value of the shares at the date of the grant and the exercise price, which is equal to 85% of the fair value at the date of the grant. For further information regarding the proforma effect on reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," see Note 1 to the Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data.

In December 2004, the FASB issued Statement Number 123 (revised 2004) (FAS 123
(R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. The Company will adopt FAS 123 (R) effective with its quarterly reporting for the period ending March 31, 2006. Management believes that the effect of the implementation of FAS 123 (R) will be consistent with the pro forma disclosure in Note 1.

Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, forfeiture rates and the expected lives of such options.

Goodwill. Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. Goodwill of $15,281,000 was recorded in the Company's acquisition of YCB. The value of goodwill is ultimately derived from the Company's ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually. Management conducted its first assessment of impairment during the fourth quarter of 2005 and based on its evaluation determined that there was no impairment.

Impairment of Investment Securities. Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, the financial condition of the issuer, rating agency changes related to the issuer's securities and the intent and ability of the Bank to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

BUSINESS ORGANIZATION

North Valley Bancorp (the "Company") is a bank holding company for North Valley Bank, a state-chartered, Federal Reserve Member bank and NVB Business Bank, a state-chartered bank. NVB operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with twenty-one branches in Northern California including two supermarket branches. NVB BB operates out of its main office located at 200 Main Street, Woodland, California, with branches also in Fairfield, Roseville, Santa Rosa and Ukiah, California. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues.

The acquisition of YCB on August 31, 2004 was accounted for under the purchase method of accounting. Under this method, the results of operations of the Company only include the results of operations of YCB (NVB BB) since the acquisition date.

OVERVIEW

For the year ended December 31, 2005, the Company recorded net income of $9,149,000 for an increase of $770,000 (9.2%) over the $8,379,000 reported in
2004. Diluted earnings per share were $1.17 for both 2005 and 2004. For 2005, the Company realized a return on average shareholders' equity of 13.42% and a return on average assets of 1.01%, as compared to 16.54% and 1.08% for 2004.

During 2005, total assets increased $52,184,000 (6.0%) to $918,415,000 at year end. The Company was successful in moving more of its earning assets into the loan portfolio as loans increased $71,167,000 (12.9%) and totaled $624,512,000 at December 31, 2005. The loan to deposit ratio at year end 2005 was 83.6% as compared to 77.8% at year end 2004. Total deposits grew $35,036,000 (4.9%) to total $746,690,000 at year end 2005. For the year ended December 31, 2005, the Company declared quarterly dividends totaling $2,981,000 to stockholders of the Company.

During 2005, the Company enhanced the operations of its 2004 purchase of Yolo Community Bank by opening de novo branches in Santa Rosa and Ukiah, rebranding the existing branches as NVB Business Bank and hiring seasoned lending teams that specialize in business lending. These actions supported the Company's rationale for purchasing YCB in order to enter higher growth markets with larger economic bases than those served by the Company previously. The Santa Rosa branch is located in Sonoma County, which at June 30, 2005 had a deposit base of $8.8 billion in commercial banks and savings institutions. It is by far the largest market in the Company's operating area. The Roseville branch is located in Placer County which has the second largest market in the Company's operating area. Management is pleased with the progress at NVB BB as loans increased $23,082,000 (25.2%) net of $68,390,000 in loan participations sold to NVB. This equates to a 100% increase in loans for NVB BB in 2005. Deposit growth at NVB BB in 2005 was $12,956,000 (12.9%) as deposits totaled $113,527,000 at year end. In
2006, emphasis will be placed on increasing market penetration in these high growth markets.

The overall economic environment in 2005 in the Company's primary market area was good. Interest and fees earned on loans and leases increased $12,870,000 or 43.5% to $42,472,000 in 2005. Increased loan volume due to both growth and the full year effect of NVB BB accounted for $10,293,000 of the increase. With the Federal Reserve Board's Open Market Committee (FOMB) raising rates 200 basis points in eight rate changes during 2005, the average yield on the Company's loan and lease portfolio increased to 7.19% from 6.76% in 2004. The rate increase added $2,577,000 to interest income on loans. On a tax-equivalent basis, interest on investments and other earning assets decreased $1,245,000 to a total of $8,966,000 due in most part to a lower volume of investment securities.

Due to the higher interest rates in 2005, the average rate paid on interest bearing liabilities increased to 1.53% from 1.30% in 2004. The higher rates accounted for $1,332,000 of the $2,196,000 or 60.7% total increase in interest expense for the year. Average total interest bearing liabilities grew $56,760,000 or 9.8% in 2005.

The net interest margin for 2005 was 5.22% which was a 55 basis point increase from the net interest margin of 4.67% achieved in 2004. Since the FRB raised interest rates at each of their meetings throughout the year, the net interest margin has continued to strengthen with a resulting net interest margin of 5.40% in the fourth quarter of 2005. That is a 50 basis point increase over the year-ago quarter and 18 basis points higher than the net interest margin for the year 2005. Rising interest rates are generally favorable for the Company's earnings as the rates on earning assets increase more quickly than the rates paid on interest bearing liabilities. At this time, it appears that the FRB is probably very close to its stated objective of attaining a neutral position for the Federal Funds rate, which will end the current tightening cycle.

Loan portfolio quality has remained very good throughout 2005 as the ratio of nonperforming and restructured loans to total loans at December 31, 2005 was 0.12% compared to 0.40% at 2004 year-end.

(A)  RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin (fully taxable equivalent basis). Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $759,000, $876,000 and $765,000 in taxable-equivalent interest income on tax-free investments for the years ending December 31, 2005, 2004 and 2003.

Net interest income for 2005 was $41,734,000, a $9,428,000 (29.2%) increase over net interest income of $32,306,000 in 2004. Both the interest income and interest expense components were affected by the full year of operations of NVB BB versus four months of operations in 2004. Interest income increased $11,624,000 (29.2%) to $51,437,000 in 2005 mostly due to higher volume and yields in the loan portfolio. The average loans outstanding increased $152,269,000 (34.8%) to $590,313,000. This higher loan volume added $10,293,000 to interest income. The average yield earned on the loan portfolio increased 43 basis points to 7.19% for 2005. This increase added $2,577,000 to interest income. The total increase to interest income from the loan portfolio was $12,870,000, which was offset in part by the effect of lower average balances in the investment portfolio. The average balance of the investment portfolio decreased $36,031,000 (15.8%), which accounted for a $1,470,000 decrease in interest income. Yields earned on the investment portfolio in 2005 increased slightly by 5 basis points to 4.38%.

Interest expense in 2005 increased $2,196,000 (29.3%) to $9,703,000. The largest increase was in time certificates of deposits as the average rates paid on these accounts increased 73 basis points to 2.40%. This rate increase added $1,152,000 to interest expense. The next largest increase to interest expense was related to a higher volume of borrowings required to support the Company's operations. The average balances of borrowings increased $13,318,000 to total $77,284,000 and this volume added $589,000 to interest expense in 2005, partially offset by a slight decrease in average rate paid of 0.11%.

The net interest margin for 2005 increased 55 basis points to 5.22% from 4.67% in 2004. The net interest margin for the 4th quarter of 2005 was 5.40%, which was an increase of 50 basis points from 4.90% in the 4th quarter of 2004 and up 17 basis points from the 3rd quarter of 2005. It appears that the FOMB is near the end of the interest rate tightening cycle, so management expects the net interest margin will level off in 2006.

In 2004, net interest income was $32,306,000 for an increase of $3,968,000 (14.0%) from $28,338,000 for 2003. The increase in net interest income in 2004 was primarily due to an increase in interest income of $3,948,000 coupled with a small decrease in interest expense of $20,000. During 2004, average interest-earning assets increased by $94,969,000 from 2003 but the average yield on those assets decreased from 6.00% in 2003 to 5.75% in 2004. Of this increase in average interest-earning assets, $34,284,000 was due to the August 31, 2004 acquisition of YCB.

Average interest-bearing liabilities increased from $500,332,000 in 2003 to $577,707,000 in 2004. This increase in interest-bearing liabilities added $1,487,000 to interest expense but was more than offset by the effect of a reduction in the average rate paid on interest-bearing liabilities which decreased from 1.50% in 2003 to 1.30% in 2004 resulting in the slight reduction in interest expense.

The net interest margin for 2004 was 4.67% as compared to 4.74% for 2003. The decrease in the NIM in 2004 was a result of a decrease in average yields on interest-earning assets of 0.25% partially offset by a decrease in the average rate paid on interest bearing liabilities of 0.20%.

The following table sets forth the Company's consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders' equity for each of the past three years (dollars in thousands).

                                              2005                           2004                           2003
                                  ----------------------------   ----------------------------   ----------------------------
                                   AVERAGE                        AVERAGE                        AVERAGE
                                   BALANCE    INTEREST   RATE     BALANCE    INTEREST   RATE     BALANCE    INTEREST   RATE
                                  ---------   --------   -----   ---------   --------   -----   ---------   --------   -----
ASSETS

Federal funds sold                $  17,704   $    548    3.10%  $  26,225   $    323    1.23%  $  55,817   $    596    1.07%
Investments:
  Taxable securities                155,477      5,944    3.82%    187,680      7,080    3.77%    110,264      4,251    3.86%
  Non-taxable securities (1)         24,536      1,700    6.93%     28,160      2,152    7.64%     23,054      1,913    8.30%
  FNMA Preferred Stock (1)           12,039        771    6.40%     12,040        648    5.38%      8,639        494    5.71%
  Interest bearing deposits in
   other financial institutions          85          2    2.35%        288          8    2.78%        477         16    3.35%
                                  ---------   --------   -----   ---------   --------   -----   ---------   --------   -----
Total investments                   192,137      8,417    4.38%    228,168      9,888    4.33%    142,434      6,674    4.69%

Total loans and leases (2) (3)      590,313     42,472    7.19%    438,044     29,602    6.76%    399,217     28,595    7.16%
                                  ---------   --------   -----   ---------   --------   -----   ---------   --------   -----
Total interest-earning assets/
 interest income                    800,154     51,437    6.43%    692,437     39,813    5.75%    597,468     35,865    6.00%
                                              --------                       --------                       --------
Non-earning assets                  111,591                         91,805                         80,622
Allowance for loan and lease
 losses                              (7,585)                        (6,638)                        (6,734)
                                  ---------                      ---------                      ---------
Total assets                      $ 904,160                      $ 777,604                      $ 671,356
                                  =========                      =========                      =========

LIABILITIES AND STOCKHOLDERS'
 EQUITY

Transaction accounts              $ 195,468        833    0.43%  $ 179,474        863    0.48%  $ 151,390        835    0.55%
Savings and money market            202,727      1,727    0.85%    176,745      1,178    0.67%    148,315      1,262    0.85%
Time deposits                       158,988      3,813    2.40%    157,522      2,637    1.67%    166,206      3,456    2.08%
Other borrowed funds                 77,284      3,330    4.31%     63,966      2,829    4.42%     34,421      1,974    5.73%
                                  ---------   --------   -----   ---------   --------   -----   ---------   --------   -----
Total interest-bearing
 liabilities/interest expense       634,467      9,703    1.53%    577,707      7,507    1.30%    500,332      7,527    1.50%
                                              --------                       --------                       --------
Non-interest bearing deposits       190,183                        139,417                        117,287
Other liabilities                    11,349                          9,825                          5,906
                                  ---------                      ---------                      ---------
Total liabilities                   835,999                        726,949                        623,525

Stockholders' equity                 68,161                         50,655                         47,831
                                  ---------                      ---------                      ---------
Total liabilities and
 stockholders' equity             $ 904,160                      $ 777,604                      $ 671,356
                                  =========                      =========                      =========
Net interest Income/spread                    $ 41,734    4.90%              $ 32,306    4.45%              $ 28,338    4.50%
                                              ========   =====               ========   =====               ========   =====
Net interest margin (4)                                   5.22%                          4.67%                          4.74%
                                                         =====                          =====                          =====

(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2) Loans on nonaccrual status have been included in the computations of average balances.
(3) Includes loan fees of $2,099, $825 and $228 for the years ended December 31, 2005, 2004 and 2003, respectively.
(4) Net interest margin is determined by dividing net interest income by total average interest earning assets.

The following table summarizes changes in net interest income resulting from changes in average asset and liability balances (volume) and changes in average interest rates. The change in interest due to both rate and volume has been allocated to the change in rate (dollars in thousands).

                                                    2005 COMPARED TO 2004                     2004 COMPARED TO 2003
                                           --------------------------------------    --------------------------------------
                                                                          TOTAL                                    TOTAL
                                            AVERAGE       AVERAGE       INCREASE      AVERAGE       AVERAGE       INCREASE
                                            VOLUME         RATE        (DECREASE)     VOLUME         RATE        (DECREASE)
                                           ----------    ----------    ----------    ----------    ----------    ----------
Interest income

Interest on fed funds sold                 $     (105)   $      330    $      225    $     (364)   $       91    $     (273)

Interest on investments:
  Taxable securities                           (1,214)           78        (1,136)        2,920           (91)        2,829
  Non-taxable securities                         (277)         (175)         (452)          390          (151)          239
  FNMA preferred stock                                          123           123           183           (29)          154
  Interest bearing deposits in other
   financial institutions                          (6)                         (6)           (5)           (3)           (8)
                                           ----------    ----------    ----------    ----------    ----------    ----------
Total investments                              (1,497)           26        (1,471)        3,488          (274)        3,214

Interest on loans and leases                   10,293         2,577        12,870         2,617        (1,610)        1,007
                                           ----------    ----------    ----------    ----------    ----------    ----------
Total interest income                           8,691         2,933        11,624         5,741        (1,793)        3,948
                                           ----------    ----------    ----------    ----------    ----------    ----------
Interest expense

Transaction accounts                               77          (107)          (30)          135          (107)           28
Savings and money market                          174           375           549           190          (274)          (84)
Time deposits                                      24         1,152         1,176          (145)         (674)         (819)
Other borrowed funds                              589           (88)          501         1,307          (452)          855
                                           ----------    ----------    ----------    ----------    ----------    ----------
Total interest expense                            864         1,332         2,196         1,487        (1,507)          (20)
                                           ----------    ----------    ----------    ----------    ----------    ----------
Total change in net interest income        $    7,827    $    1,601    $    9,428    $    4,254    $     (286)   $    3,968
                                           ==========    ==========    ==========    ==========    ==========    ==========

Provision for Loan and Lease Losses. The provision for loan and lease losses corresponds to management's assessment as to the inherent risk in the portfolio for potential losses. The provision adjusts the balance in the allowance for loan and lease so that the allowance is adequate to provide for the potential losses based upon historical experience, current economic conditions, the mix in the portfolio and other factors necessary in estimating these losses.

The Company provided $930,000 in 2005, $271,000 in 2004 and none in 2003 for loan and lease losses. Loan charge-offs, net of recoveries were $283,000 in 2005, $566,000 in 2004 and $230,000 in 2003. The ratio of net charge-offs to average loans and leases outstanding were 0.05% in 2005, 0.13% in 2004 and 0.06% in 2003. The ratio of the allowance for loan and lease losses to total loans and leases was 1.26% in 2005, 1.30% in 2004 and 1.71% in 2003.

Noninterest Income. The following table is a summary of the Company's noninterest income for the years ended December 31 (in thousands):

                                              2005         2004         2003
                                           ----------   ----------   ----------
Service charges on deposit accounts        $    5,540   $    5,183   $    4,768
Other fees and charges                          2,653        2,264        2,084
Increase in cash value of life insurance        1,078        1,141        1,342
Gain on sale of loans                             690           20        1,917
Gain on sales or calls of securities              117           22          213
Other                                           1,136          826          941
                                           ----------   ----------   ----------
Total                                      $   11,214   $    9,456   $    11,265
                                           ==========   ==========   ==========

Total noninterest income increased $1,758,000 (18.6%) to $11,214,000 in 2005 from $9,456,000 for the year ended December 31, 2004. Increase in income from the service charges on deposit accounts and other fees and charges were due to higher business volumes. Non-interest income from gain on sale of loans increased in 2005 due to the resumption of sales of originated mortgage loans. Our mortgage strategy is to continue to sell mortgage loan originations. The increase in other was due to higher sales volumes of annuity and security products to customers. In 2004, noninterest income decreased $1,809,000 (16.1%) from $11,265,000 in 2003. The decrease in 2004 was mainly the result of gains on loan sales recorded in 2003 of $1,917,000 compared to $20,000 in 2004 (in 2003, the Company was selling nearly all fixed rate 30- and 15- mortgages to reduce interest rate risk and keep the duration of the loan portfolio relatively short during the historically low interest rate environment in 2003). Service charge income and other fee income for 2004 increased by $415,000 and $180,000, respectively, compared to 2003. The increases in service charge income and other fee income was due to normal deposit growth during 2004.

Noninterest Expense. The following table is a summary of the Company's noninterest expense for the years ended December 31 (in thousands):

                                              2005         2004         2003
                                           ----------   ----------   ----------
Salaries and Benefits                      $   19,784   $   14,741   $   13,504
Occupancy                                       2,724        1,966        1,720
Equipment                                       2,160        2,199        2,614
Professional Services                           1,546        1,002          952
ATM and Online Banking                            755          718        1,007
Printing and Supplies                             606          569          508
Postage                                           584          486          513
Messenger                                         490          449          336
Data Processing                                 1,928        1,093          161
Merger and Integration                              -          121            -
Other                                           7,015        5,314        5,947
                                           ----------   ----------   ----------
Total                                      $   37,592   $   28,658   $   27,262
                                           ==========   ==========   ==========

Total noninterest expense increased $8,934,000 (31.2%) to $37,592,000 in 2005 compared to $28,685,000 in 2004. The largest increase was in salaries and benefits which increased $5,043,000 (34.2%). Of that increase $2,394,000 was attributable to the opening of the two new NVB BB branches and the full year operations of NVB BB versus four months in 2004. Other salary increases were due to the Company hiring seasoned lending teams that specialize in business lending in Sonoma and Placer counties, enhancing its infrastructure, most notably in accounting and compliance for future growth, higher benefit costs, and general merit increases. Other expenses, including data processing, marketing, and occupancy, increased, which is consistent with the Company's decision to enter into higher growth markets as well as expand its infrastructure to have the capacity for current and planned future growth.

Total noninterest expense increased $1,396,000 to $28,658,000 for the year ended December 31, 2004, from $27,262,000 for the same period in 2003. The increase in 2004 was primarily a result of a $1,237,000 increase in salaries and benefits of which $811,000 was due to YCB and the inclusion of YCB operations for the last four months of 2004. Excluding YCB, salaries and benefits increased by $426,000 over 2003, a 3.2% increase. Occupancy expense increased in 2004 due to the leasing of additional administrative facilities during 2004 and $141,000 was attributable to YCB. Equipment expense decreased by $415,000 due to additional costs incurred in 2003 due to of the Company's new core processing system which was installed in November of 2002. ATM and online banking expense decreased in 2004 due to reduced ATM processing costs. Data processing costs increased due to the outsourcing of the administration of the Company's local area network and wide area networks (LAN/WAN). This outsourcing resulted in a decrease of four full time employees and the elimination of certain other vendors. Messenger expense increased in 2004 due to higher fuel costs and the inclusion of YCB ($51,000). Other expense decreased due to lower marketing expenses and a decrease in overdraft losses primarily associated with the Company's free checking account program.

Income Taxes. The provision for income taxes for the year ended December 31, 2005 was $4,518,000 as compared to $3,578,000 for the same period in 2004 and $3,605,000 for 2003. The effective income tax rate for state and federal income taxes was 33.1%, for the year ended December 31, 2005 compared to 29.9% for the same period in 2004 and 31.1% for the same period in 2003. The difference in the effective tax rate compared to the statutory tax rate (42.05%) is primarily the result of the Company's investment in municipal securities and other equity securities that qualify for the dividend received deduction and the earnings from the cash surrender value of life insurance policies. Interest earned on municipal securities and the dividends received deduction are exempt from federal income tax. Earnings on life insurance policies are exempt from both federal income and California franchise tax. As such, all of these investment strategies lower the Company's effective tax rate.

(B)  BALANCE SHEET ANALYSIS

North Valley Bancorp had total assets of $918,415,000 at December 31, 2005 compared to $866,231,000 at December 31, 2004, representing an increase of $52,184,000 (6.0%). The average balance of total assets for 2005 was $904,160,000, which was an increase of $126,556,000 (16.3%) over the average total asset balance of $777,604,000 in 2004.

Investment Securities. During 2005, the Company used liquidity from the investment securities portfolio to increase the loan portfolio. Consequently, the investment securities portfolio decreased $54,745,000 from year end 2004 to a total of $164,349,000 at December 31, 2005. The investment portfolio had increased $26,594,000 in 2004 to a total of $219,094,000 at December 31, 2004 mostly due to $21,966,000 attributable to the YCB purchase.

The Company's policy regarding investments is as follows:

Trading securities are carried at fair value. Changes in fair value are included in other operating income. The Company did not have any securities classified as trading at December 31, 2005, 2004 and 2003.

Available-for-sale securities are carried at fair value and represent securities not classified as trading securities nor as held to maturity securities. Unrealized gains and losses resulting from changes in fair value are recorded, net of tax, within accumulated other comprehensive income (loss), which is a separate component of stockholders' equity, until realized. Gains or losses on disposition are recorded in other operating income based on the net proceeds received and the carrying amount of the securities sold, using the specific identification method.

Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. The Company's policy of carrying such investment securities at amortized cost is based upon its ability and management's intent to hold such securities to maturity.

The amortized cost of securities and their approximate fair value are summarized in the following table (in thousands):

                                                                      DECEMBER 31,
                                                          ------------------------------------
                                                             2005         2004         2003
                                                          ----------   ----------   ----------
AVAILABLE-FOR-SALE (AMORTIZED COST)
  Obligations of U.S. Government agencies                 $   31,104   $   34,245   $   25,701
  Obligations of states and political subdivisions            23,473       30,147       25,903
  Mortgage-backed securities                                 105,935      148,160      133,760
  Corporate securities                                         7,994        7,989        6,027
                                                          ----------   ----------   ----------
                                                          $  168,506   $  220,541   $  191,391
                                                          ==========   ==========   ==========
AVAILABLE-FOR-SALE (FAIR VALUE)
  Obligations of U.S. Government agencies                 $   29,863   $   33,178   $   25,053
  Obligations of states and political subdivisions            23,931       31,136       26,942
  Mortgage-backed securities                                 102,479      146,554      132,776
  Corporate securities                                         7,985        8,093        6,274
                                                          ----------   ----------   ----------
                                                          $  164,258   $  218,961   $  191,045
                                                          ==========   ==========   ==========
HELD-TO-MATURITY (AMORTIZED COST)
  Obligations of states and political subdivisions        $        -   $        -   $    1,455
  Mortgage-backed securities                                      91          133            -
                                                          ----------   ----------   ----------
                                                          $       91   $      133   $    1,455
                                                          ==========   ==========   ==========
HELD-TO-MATURITY (FAIR VALUE)
  Obligations of states and political subdivisions        $        -   $        -   $    1,831
  Mortgage-backed securities                                      88          131            -
                                                          ----------   ----------   ----------
  Obligations of States and Political Subdivisions        $       88   $      131   $    1,831
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

At December 31, 2005 the Company held 100,000 shares of FNMA, Series M perpetual preferred stock. The coupon rate is fixed at 4.75% with a taxable-equivalent yield of 6.53%. The securities are owned at par, or $50.00 per share, for a total investment of $5,000,000 and an unrealized loss of $1,100,000 at December 31, 2005. The securities are callable at par on June 1, 2008. The market value per share as of December 31, 2005 was $39.00 per share. At year end, these securities had been in an unrealized loss position for approximately 18 months.

Management carefully evaluated the FNMA preferred stock to determine whether the decline in fair value below the amortized cost value of these securities is other-than-temporary. Among other items, management reviewed relevant accounting literature which included SFAS No. 115, Statement of Auditing Standard ("SAS") No. 92, and Staff Accounting Bulletin ("SAB") No. 59. In conducting this assessment, management evaluated a number of factors including, but not limited to:

     .    How far fair value has declined below amortized cost
     .    How long the decline in fair value has existed
     .    The financial condition of the issuer
     .    Rating agency changes on the issuer
     . Management's intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

Based on this evaluation, management concluded that these securities were deemed to be temporarily impaired. Management's assessment weighed heavily on normal market fluctuations during this holding period, FNMA's response to its weaker financial condition and analysis of FNMA by rating agencies and investment bankers.

The following table shows estimated fair value of our investment securities, exclusive of equity securities, by year of maturity as of December 31, 2005. Expected maturities, specifically of mortgage-backed securities, may differ significantly from contractual maturities because borrowers may have the right to prepay with or without penalty. Tax-equivalent adjustments have been made in calculating yields on tax exempt securities.

Contractual Maturity Distribution and Yields of Investment Securities (in thousands):

                                                       AFTER ONE      AFTER FIVE
                                         WITHIN         THROUGH         THROUGH         AFTER TEN
                                        ONE YEAR       FIVE YEARS      TEN YEARS          YEARS          TOTAL
                                      ------------    ------------    ------------    ------------    ------------
Available for sale securities:
   Securities of U.S. government
     agencies and corporations        $      8,402    $      7,373                                    $     15,775
   Mortgage-backed securities                  588          94,826    $      6,735    $        330         102,479
   Tax-exempt securities                       553           6,984           5,021          11,373          23,931
   Corporate securities                      2,023                           3,000           2,961           7,984
                                      ------------    ------------    ------------    ------------    ------------
Total securities available for sale   $     11,566    $    109,183    $     14,756    $     14,664    $    150,169
                                      ============    ============    ============    ============    ============
Weighted average yield                        3.74%           3.85%           4.17%           4.87%           3.97%

Held to maturity securities:
   Mortgage-back securities           $         88    $               $               $               $         88
                                      ============    ============    ============    ============    ============
Weighted average yield                        1.94%               %               %               %           1.94%

Loan and Lease Portfolio. The loan and lease portfolio increased $71,167,000 (12.9%) in 2005 and totaled $624,512,000 at December 31, 2005. The Company was successful in penetrating its new markets served by NVB BB as loans in that bank increased $23,082,000 (25.2%) net of $68,390,000 in loan participations sold to NVB. The Company sold $41.6 million of residential mortgage loans during 2005, which partially offset the increase in the loan portfolio. During 2004, loans increased $174,192,000 (45.9%) to $553,345,000 from $379,153,000 at December 31,
2003. Of this increase, $91,605,000 was attributable to YCB at year end 2004. Loans are the Company's largest and highest yielding component of earning assets and as such loan growth is desirable subject to acceptable levels of credit risk. The loan to deposit ratio as of December 31, 2005 was 83.6% compared to 77.8% at December 31, 2004.

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

     Major classifications of loans and leases at December 31 are summarized as follows (in thousands):

                                               2005           2004           2003           2002           2001
                                           ------------   ------------   ------------   ------------   ------------
Commercial, financial and agricultural     $     63,088   $     54,903   $     36,997   $     40,683   $     49,248
Real estate - commercial                        245,610        224,476        163,474        159,946         99,164
Real estate - construction                      199,129        115,518         37,566         25,388          9,764
Real estate - mortgage                           39,500         73,007         54,588        104,590        109,830
Installment                                      40,818         53,185         62,609         87,710        113,970
Direct financing leases                           3,120          3,790            689          1,795          3,454
Other                                            33,890         29,838         23,214         24,271         11,588
                                           ------------   ------------   ------------   ------------   ------------
     Total loans and leases receivable          625,155        554,717        379,137        444,383        397,018

Allowance for loan and lease losses              (7,864)        (7,217)        (6,493)        (6,723)        (5,786)
Deferred loan and lease (fees) costs               (643)        (1,372)            16            183           (210)
                                           ------------   ------------   ------------   ------------   ------------
     Net loans and leases                  $    616,648   $    546,128   $    372,660   $    437,843   $    391,022
                                           ============   ============   ============   ============   ============

At December 31, 2005 and 2004, the Company serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $117,792,000 and $105,205,000, respectively.

The Company was contingently liable under letters of credit issued on behalf of its customers for $14,196,000 and $4,933,000 at December 31, 2005 and 2004,
respectively. At December 31, 2005, commercial and consumer lines of credit, and real estate loans of approximately $78,602,000 and $127,608,000, respectively, were undisbursed. At December 31, 2004, commercial and consumer lines of credit, and real estate loans of approximately $46,199,000 and $121,471,000, respectively, were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk more than the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Company's involvement in these instruments and do not necessarily represent the actual amount subject to credit loss.

The increases in real estate commercial and real estate construction, and to a lesser extent commercial, financial and agricultural loans for the year ended December 31, 2005 are primarily due to loan growth in the commercial banking offices acquired from Yolo Community Bank during 2004, and the newly opened offices in Santa Rosa and Ukiah. The reduction in real estate mortgage loans outstanding December 31, 2005 when compared to December 31, 2004 was primarily due to early prepayment of loans, the sale of mortgages, and the 2005 strategic decision to sell originated mortgage loans.

Maturity Distribution and Interest Rate Sensitivity of Loans and Commitments. The following table shows the maturity of certain loan categories and commitments. Excluded categories are residential mortgages of 1-4 family residences, installment loans and lease financing outstanding as of December 31, 2005. Also provided with respect to such loans and commitments are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands):

                                                         AFTER ONE
                                            WITHIN        THROUGH         AFTER
                                           ONE YEAR      FIVE YEARS     FIVE YEARS       TOTAL
                                         ------------   ------------   ------------   ------------
Commercial, financial and agricultural   $     30,516   $     20,753   $     11,819   $     63,088
Real estate - construction                    133,375         57,167          8,587        199,129

Loans maturing after one year with:
   Fixed interest rates                                  $    21,191   $      2,718   $     23,909
   Variable interest rates                                    56,729         17,688         74,417

Impaired, Nonaccrual, Past Due and Restructured Loans and Leases, and Other Non-performing Assets. The Company considers a loan or lease impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on the fair value of the collateral.

At December 31, 2005 and 2004, the recorded investment in loans and leases for which impairment has been recognized was approximately $686,000 and $1,202,000. Of the 2005 balance, approximately $196,000 has a related valuation allowance of $98,000. Of the 2004 balance, approximately $403,000 has a related valuation allowance of $202,000. For the years ended December 31, 2005, 2004 and 2003, the average recorded investment in loans and leases for which impairment has been recognized was approximately $791,000, $1,136,000 and $1,515,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $6,000, $18,000 and $51,000 for cash payments received in 2005, 2004 and 2003.

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

Nonperforming assets at December 31 are summarized as follows (in thousands):

                                           2005           2004           2003           2002           2001
                                       ------------   ------------   ------------   ------------   ------------
Nonaccrual loans and leases            $        686   $      1,155   $      1,615   $      1,452   $        867
Loans and leases past due 90 days or
 more and still accruing interest                67          1,015          1,395            864            848
                                       ------------   ------------   ------------   ------------   ------------
Total nonperforming loans and leases            753          2,170          3,010          2,316          1,715
                                       ------------   ------------   ------------   ------------   ------------
Other real estate owned                         902              -              -             55            287
                                       ------------   ------------   ------------   ------------   ------------
Total nonperforming assets             $      1,655   $      2,170   $      3,010   $      2,371   $      2,002
                                       ============   ============   ============   ============   ============

If interest on nonaccrual loans and leases had been accrued, such income would have approximated $6,000 in 2005, $20,000 in 2004 and $50,000 in 2003. Interest
income of $6,000 in 2005, $18,000 in 2004 and $51,000 in 2003 was recorded when it was received on the nonaccrual loans and leases.

Based on its review of impaired, past due and nonaccrual loans and leases and other information known to management at the date of this report, in addition to the nonperforming loans and leases included in the above table, management has not identified other loans and leases about which it has serious doubts regarding the borrowers' ability to comply with present loan repayment terms, such that said loans and leases might subsequently be classified as nonperforming.

At December 31, 2005, there were no commitments to lend additional funds to borrowers whose loans or leases were classified as nonaccrual.

Other real estate owned at December 31, 2005 was $902,000, consisting of land originally purchased for bank expansion, which management now intends to sell as the land is no longer needed due to the acquisition of YCB in 2004.

Allowance for Loan and Lease Losses. The following table summarizes the Company's loan and lease loss experience for the years ended December 31 (dollars in thousands):

                                                          2005              2004           2003            2002            2001
                                                       ------------    ------------    ------------    ------------    ------------
Average loans and leases outstanding                   $    590,313    $    438,044    $    399,217    $    424,272    $    378,190
Allowance for loan and lease losses at
 beginning of period                                          7,217           6,493           6,723           5,786           4,964
Loans and leases charged off:
   Commercial, financial and agricultural                       204             219              63             271             213
   Real Estate - construction                                                     -               -               -               -
   Real Estate - mortgage                                                        53               2               7              27
   Installment                                                  398             609             715             924             610
   Other                                                                          9             139              22              72
                                                       ------------    ------------    ------------    ------------    ------------
Total loans and leases charged off                              602             890             919           1,224             922
                                                       ------------    ------------    ------------    ------------    ------------
Recoveries of loans and leases previously charged off:
 Commercial, financial and agricultural                         167             128             527             209             194
   Real Estate - construction
   Real Estate - mortgage                                                         5              16               1               1
   Installment                                                  147             175             138             156             169
   Other                                                          5              16               8               -              10
                                                       ------------    ------------    ------------    ------------    ------------
Total recoveries of loans and leases
 previously charged off                                         319             324             689             366             374
                                                       ------------    ------------    ------------    ------------    ------------
Net loans and leases charged off                                283             566             230             858             548
Provisions for loan and lease losses                            930             271               -           1,795           1,370
Allowance acquired (YCB)                                                      1,019
                                                       ------------    ------------    ------------    ------------    ------------
Balance of allowance for loan and lease
 losses at end of period                               $      7,864    $      7,217    $      6,493    $      6,723    $      5,786
                                                       ============    ============    ============    ============    ============
Ratio of net charge-offs to average loans
 and leases outstanding                                        0.05%           0.13%           0.06%           0.20%           0.15%
Allowance for loan and lease losses to
 total loans and leases                                        1.26%           1.30%           1.71%           1.51%           1.46%

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

The allowance for loan and lease losses is comprised of two primary types of allowances:

          1.   Formula Allowance

               Formula allowances are based upon loan and lease loss factors that reflect management's estimate of the inherent loss in various segments or pools within the loan and lease portfolio. The loss factor is multiplied by the portfolio segment (e.g. multifamily permanent mortgages) balance to derive the formula allowance amount. The loss factors are updated periodically by the Company to reflect current information that has an effect on the amount of loss inherent in each segment.

               The formula allowance is adjusted for qualitative factors that are based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated in connection with the unallocated allowance at December 31, 2005 included the following, which existed at the balance sheet date:

                    . General business and economic conditions effecting the Company's key lending areas

                    .    Real estate values in Northern California

                    . Loan volumes and concentrations, including trends in past due and nonperforming loans

                    .    Seasoning of the loan portfolio

                    .    Status of the current business cycle

                    . Specific industry or market conditions within portfolio segments

                    .    Model imprecision

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

The $7,864,000 in formula and specific allowances reflects management's estimate of the inherent loss in various pools or segments in the portfolio and individual loans and leases, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio. The level of formula allowance is consistent from 2004 to 2005.

Management anticipates continued growth in commercial lending, including construction and commercial real estate and to a lesser extent consumer and real estate mortgage lending. As a result, future provisions will be required and the ratio of the allowance for loan losses to loans and leases outstanding may increase to reflect increasing concentrations loan type and changes in economic conditions.

The following table shows the allocation of the Company's Allowance and the percent of loans in each category to the total loans at December 31 (dollars in thousands).

                               DECEMBER 31, 2005        DECEMBER 31, 2004        DECEMBER 31, 2003
                             ---------------------    ---------------------    ---------------------
                                       PERCENT OF               PERCENT OF               PERCENT OF
                                        LOANS IN                 LOANS IN                 LOANS IN
                                          EACH                     EACH                     EACH
                                       CATEGORY TO              CATEGORY TO              CATEGORY TO
                             AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS
                             -------   -----------    -------   -----------    -------   -----------
BALANCE APPLICABLE TO:
Commercial, Financial,
 Agricultural                $ 3,752          49.7%   $ 4,282          53.3%   $ 3,387          53.3%
Real Estate-Construction       2,012          31.9%     1,106          10.0%       530          10.0%
Real Estate-Mortgage              97           6.2%       181          14.5%       212          14.5%
Consumer                         684           6.3%       729          16.1%     1,107          16.1%
Other                            407           5.9%       442           6.1%        64           6.1%
Unallocated                      912             -        477             -      1,193             -
                             -------   -----------    -------   -----------    -------   -----------
Total                        $ 7,864         100.0%   $ 7,217         100.0%   $ 6,493         100.0%
                             =======   ===========    =======   ===========    =======   ===========

                               DECEMBER 31, 2002        DECEMBER 31, 2001
                             ---------------------    ---------------------
                                       PERCENT OF               PERCENT OF
                                        LOANS IN                 LOANS IN
                                          EACH                     EACH
                                       CATEGORY TO              CATEGORY TO
                             AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS
                             -------   -----------    -------   -----------
BALANCE APPLICABLE TO:
Commercial, Financial,
 Agricultural                $ 3,070          45.2%   $ 2,141          37.4%
Real Estate-Construction         325           5.7%       165           2.5%
Real Estate-Mortgage             390          23.5%       238          27.7%
Consumer                       1,608          19.7%     1,922          28.7%
Other                            232           5.9%       104           3.7%
Unallocated                    1,098             -      1,216             -
                             -------   -----------    -------   -----------
Total                        $ 6,723         100.0%   $ 5,786         100.0%
                             =======   ===========    =======   ===========

Deposits. Deposits represent the Company's primary source of funds. They are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable as they are mostly derived from long-term banking relationships. During 2005, total deposits increased $35,036,000 (4.9%) to $746,690,000 compared to $711,654,000 at December 31, 2004. Of the $35,036,000
increase, $20,960,000 was growth in non-interest bearing deposits.

During 2004, total deposits increased 18.9% to $711,654,000 compared to $598,314,000 at December 31, 2003. Of this $113,340,000 increase, $96,359,000 or
85.0% was attributable to the YCB acquisition. Excluding the effect of the YCB acquisition, non-interest bearing demand, interest-bearing demand and savings deposits increased $48,038,000 while certificates of deposits decreased $31,057,000. The increase in demand deposits was due to a significant number of new accounts opened during 2004, which is attributed to the continued success of the Company's "High Performance Checking Program."

The following table summarizes the Company's deposits at the indicated dates (in thousands):

                                                     DECEMBER 31,
                                      ------------------------------------------
                                          2005           2004           2003
                                      ------------   ------------   ------------
Noninterest-bearing demand            $    186,555   $    165,595   $    118,678
Interest-bearing demand                    194,735        187,738        159,123
Savings                                    195,866        200,628        157,106
Time certificates                          169,534        157,693        163,407
                                      ------------   ------------   ------------
  Total deposits                      $    746,690   $    711,654   $    598,314
                                      ============   ============   ============

Capital Resources. The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company's ability to earn a high rate of return on shareholders' equity (ROE). Stockholders' equity increased to $71,801,000 as of December 31, 2005, as compared to $65,448,000 at December 31, 2004. The increase was the result of net income of $9,149,000 partially offset by cash dividends of $2,981,000. Under current regulations, management believes that the Company meets all capital adequacy requirements.

The following table displays the Company's capital ratios at December 31, 2005 (dollars in thousands).

                                                                      MINIMUM
                                                                    FOR CAPITAL
                                                                     ADEQUACY
                                               CAPITAL     RATIO     PURPOSES
                                              ----------   -----    -----------
COMPANY:
  Tier 1 capital (to average assets)          $   80,181    8.87%          4.00%
  Tier 1 capital (to risk weighted assets)    $   80,181   10.12%          4.00%
  Total capital (to risk weighted assets)     $   94,473   11.92%          8.00%

Impact of Inflation. Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetarily based items. The relatively low proportion of the Company's fixed assets (approximately 1.6% at December 31, 2005) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview. The Company constantly monitors earning asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities with the view towards maximizing shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue market risk. Management responds to all of these to protect and possibly enhance net interest income while managing risks within acceptable levels as set forth in the Company's policies. In addition, alternative business plans and contemplated transactions are also analyzed for their impact. This process, known as asset/liability management is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and other borrowings.

Market Risk. Market risk results from the fact that the market values of assets or liabilities on which the interest rate is fixed will increase or decrease with changes in market interest rates. If the Company invests in a fixed-rate, long term security and then interest rates rise, the security is worth less than a comparable security just issued because the older security pays less interest than the newly issued security. If the security had to be sold before maturity, then the Company would incur a loss on the sale. Conversely, if interest rates fall after a fixed-rate security is purchased, its value increases, because it is paying at a higher rate than newly issued securities. The fixed rate liabilities of the Company, like certificates of deposit and fixed-rate borrowings, also change in value with changes in interest rates. As rates drop, they become more valuable to the depositor and hence more costly to the Company. As rates rise, they become more valuable to the Company. Therefore, while the value changes when rates move in either direction, the adverse impacts of market risk to the Company's fixed-rate assets are due to rising rates and for the Company's fixed-rate liabilities, they are due to falling rates. In general, the change in market value due to changes in interest rates is greater in financial instruments that have longer remaining maturities. Therefore, the exposure to market risk of assets is lessened by managing the amount of fixed-rate assets and by keeping maturities relatively short. These steps, however, must be balanced against the need for adequate interest income because variable-rate and shorter-term assets generally yield less interest than longer-term or fixed-rate assets.

Mismatch Risk. The second interest-related risk, mismatched risk, arises from the fact that when interest rates change, the changes do not occur equally in the rates of interest earned and paid because of differences in the contractual terms of the assets and liabilities held. A difference in the contractual terms, a mismatch, can cause adverse impacts on net interest income.

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

Basis Risk. The third interest-related risk, basis risk, arises from the fact that interest rates rarely change in a parallel or equal manner. The interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. For example, while the repricing of a specific asset and a specific liability may occur at roughly the same time, the interest rate on the liability may rise one percent in response to rising market rates while the asset increases only one-half percent. While the Company would appear to be evenly matched with respect to mismatch risk, it would suffer a decrease in net interest income. This exposure to basis risk is the type of interest risk least able to be managed, but is also the least dramatic. Avoiding concentrations in only a few types of assets or liabilities is the best means of increasing the chance that the average interest received and paid will move in tandem. The wider diversification means that many different rates, each with their own volatility characteristics, will come into play.

Net Interest Income and Net Economic Value Simulations. The tool used to manage and analyze the interest rate sensitivity of a financial institution is known as a simulation model and is performed with specialized software built for this specific purpose for financial institutions. This model allows management to analyze the three specific types of risks; market risk, mismatch risk, and basis risk.

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

The hypothetical impact of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures. The results for the Company's December 31, 2005 analysis indicates the following results for changes in net economic value and changes in net interest income over a one-year period given the same interest rate shocks. This is also where Management wants to position the balance sheet at this time given the current state of the economy. Management believes that short and medium term interest rates will continue to increase slowly and this interest rate risk position will allow the Company to take advantage of future changes in interest rates.

                                                           SHOCKED     SHOCKED
                                                            BY -2%      BY +2%
                                                           -------     -------
Net interest income                                           -9.1%        5.1%
Net economic value                                             2.9%       -2.5%

For the modeling, the Company has made certain assumptions about the duration of its non-maturity deposits that are based on an analysis performed on the Company's database to determine average length of deposit accounts. This assumption is important to determining net economic value at risk. The Company has compared its assumptions with those used by other financial institutions.

Liquidity. The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the pay-downs and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $42,500,000 as of December 31, 2005 were available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank ("FHLB") providing an additional line of credit of $54,294,000 secured by first deeds of trust on eligible 1-4 unit residential loans and qualifying investment securities. The Company also had a line of credit with the Federal Reserve Bank ("FRB") of $3,138,000 secured by first deeds of trust on eligible commercial real estate loans. As of December 31, 2005, borrowings of $56,500,000 were outstanding with the FHLB, and $31,961,000 was outstanding in the form of Subordinated Debentures.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $220,443,000 and $243,809,000 (or 24.0% and 28.2% of total assets) at December 31, 2005 and December 31, 2004, respectively. Total liquid assets for December 31, 2005 and December 31, 2004 include investment securities of $91,000 and $133,000 respectively, classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $686,608,000 and $661,926,000 at December 31, 2005 and December 31, 2004, respectively.

In assessing liquidity, historical information such as seasonal loan demand, local economic cycles and the economy in general are considered along with current ratios, management goals and unique characteristics of the Company. Management believes the Company is in compliance with its policies relating to liquidity.

Certificates of Deposit. Maturities of time certificates of deposit outstanding of less than $100,000 and $100,000 or more at December 31, 2005 are summarized as follows (in thousands):

                                                  $100,000         UNDER
                                                  AND OVER       $100,000
                                                ------------   ------------
Three Months or Less                            $     16,295   $     34,584
Over Three Months Through Twelve Months               24,695         44,465
Over One Year Through Three Years                     18,984         30,295
Over Three Years                                         108            108
                                                ------------   ------------
Total                                           $     60,082   $    109,452
                                                ============   ============

As of December 31, 2005, the Company did not have any brokered deposits. In general, it is the Company's policy not to accept brokered deposits.

Other Borrowed Funds. Other borrowings outstanding as of December 31, 2005, 2004 and 2003 consist of Federal Home Loan Bank ("FHLB") advances and at December 31, 2003 a loan from the FRB in the form of a Treasury Tax and Loan note which are generally required to be repaid within 30 days from the transaction date. The following table summarizes these borrowings (in thousands):

                                              2005         2004         2003
                                           ----------   ----------   ----------
Short-term borrowings
  FHLB advances                            $   31,500   $   20,094   $    7,500
  FRB loan                                                                  259
                                           ----------   ----------   ----------
Total short-term borrowings                $   31,500   $   20,094   $    7,759
                                           ==========   ==========   ==========
Long-term borrowings
  FHLB advances                            $   25,000   $   37,500   $    1,700
                                           ==========   ==========   ==========

The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities
(dollars in thousands):

                                                  SHORT-TERM      LONG-TERM
                                                  ----------    ------------
Amount                                            $   31,500    $     25,000
Maturity                                                2006       2007-2008
Average rates                                           3.49%           3.06%

The following table provides information related to the Company's short-term borrowings under its security repurchase arrangements and lines of credit for the periods indicated (in thousands):

                                                      2005          2004          2003
                                                   ----------    ----------    ----------
Average balance during the year                    $   30,327    $    4,990    $   19,798
Average interest rate for the year                       2.73%         3.23%         3.41%
Maximum month-end balance during the year          $   32,000    $   32,000    $   32,792
Average rate as of December 31,                          3.49%         2.29%         4.21%

CERTAIN CONTRACTUAL OBLIGATIONS

The following chart summarizes certain contractual obligations of the company as of December 31, 2005:

                                                                                                      MORE
                                                             LESS THAN                                THAN
(dollars in thousands)                            TOTAL       ONE YEAR    1-3 YEARS    3-5 YEARS     5 YEARS
-----------------------------------------       ----------   ----------   ----------   ----------   ----------
Subordinated Debentures, fixed rate of
 10.25% payable on 2031                         $   10,310                                          $   10,310
Subordinated Debentures, floating rate of
 6.45% payable on 2033                               6,186                                               6,186
Subordinated Debentures, floating rate of
 6.99% payable on 2034                               5,155                                               5,155
Subordinated Debentures, floating rate of
 6.16% payable on 2036                              10,310                                              10,310
FHLB loan, fixed rate of 2.18% payable on
 January 26, 2006                                   12,500       12,500
FHLB loan, fixed rate of 2.81% payable on
 January 26, 2007                                   12,500                    12,500
FHLB loan, fixed rate of 3.30% payable on
 January 26, 2008                                   12,500                                 12,500
Operating lease obligations                          4,559        1,224        2,145          753          437
Deferred compensation(1)                             2,415          196          253          205        1,761
Supplemental retirement plans(1)                     2,968          315          471          462        1,720
                                                ----------   ----------   ----------   ----------   ----------
  Total                                         $   79,403   $   14,235   $   15,369   $   13,920   $   35,879
                                                ==========   ==========   ==========   ==========   ==========

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

The following table discloses the Company's condensed selected unaudited quarterly financial data for each of the quarters in the two-year period ended December 31, 2005.

                                                                       FOR THE QUARTER ENDED
                               -----------------------------------------------------------------------------------------------------
                                 MARCH         JUNE      SEPTEMBER     DECEMBER      MARCH         JUNE      SEPTEMBER     DECEMBER
(in thousands)                    2005         2005         2005         2005         2004         2004         2004         2004
---------------------------    ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Interest income                $   11,627   $   12,336   $   12,965   $   13,750   $    8,846   $    9,075   $    9,719   $   11,297
Interest expense                    2,029        2,268        2,581        2,825        1,802        1,821        1,918        1,966
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Net interest income            9,598       10,068       10,384       10,925        7,044        7,254        7,801        9,331

Provision for loan and
   lease losses                       270          180          280          200            -            -          216           55
Noninterest income                  2,450        2,463        3,067        3,234        2,461        2,250        2,399        2,346
Noninterest expense                 8,434        9,463        9,524       10,171        6,590        6,660        7,004        8,404
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income before provision for
 income taxes                       3,344        2,888        3,647        3,788        2,915        2,844        2,980        3,218
Provision for income taxes          1,085          901        1,214        1,318          841          862          912          963
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Net income                $    2,259   $    1,987   $    2,433   $    2,470   $    2,074   $    1,982   $    2,068   $    2,255
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Earnings Per Share:
  Basic                        $     0.31   $     0.27   $     0.33   $     0.33   $     0.32   $     0.30   $     0.28   $     0.31
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
  Diluted                      $     0.29   $     0.26   $     0.31   $     0.32   $     0.30   $     0.29   $     0.26   $     0.29
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management's statement as to the framework used to evaluate the effectiveness of, and management's assessment of the effectiveness of, the Company's internal control over financial reporting as of December 31, 2005, appears in this report at page 43 and is incorporated here by this reference. The Company's registered public accounting firm that audited the consolidated financial statements included in this annual report has issued a report on management's assessment of the Company's internal control over financial reporting which appears on page 44 of this report and is incorporated here by this reference. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected or is reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

The information concerning directors and executive officers required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission (the "Commission") entitled "Election of Directors" (not including the share information included in the beneficial ownership tables nor the footnotes thereto nor the subsections entitled "Committees of the Board of Directors," "Compensation Committee Interlocks and Insider Participation" and "Meetings of the Board of Directors") and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders of the Company to be filed with the Commission entitled "Executive Compensation" and the subsection entitled "Election of Directors - Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference from sections of the Company's Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled "Election of Directors - Security Ownership of Certain Beneficial Owners and Management," as to share information in the tables of beneficial ownership and footnotes thereto and "Securities Authorized for Issuance Under Equity Compensation Plan."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled "Principal Accounting Fees and Services."

PART IV

ITEM 15. EXHIBITS AND, FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of the report: 1. Financial Statements.

             DOCUMENT TITLE                                                                          PAGE
             ----------------------------------------------------------------------------------      ----
             Report of Management on Internal Control Over Financial Reporting                         44
             Report of Independent Registered Public Accounting Firm on Internal Control
              Over Financial Reporting                                                                 45
             Report of Independent Registered Public Accounting Firm                                   46
             Consolidated Balance Sheets as of December 31, 2005 and 2004                              47
             Consolidated Statements of Income for the Years Ended December 2005, 2004 and 2003        48
             Consolidated Statement of Changes in Stockholders' Equity for the Years Ended
              December 31, 2005, 2004 and 2003                                                         49
             Consolidated Statements of Cash Flows for the Years ended December 31, 2005,
              2004 and 2003                                                                            50
             Notes to Consolidated Financial Statements                                                51

             2. Schedules: see (c) below
             3. Exhibits: See Index to Exhibits at page 75.

     (b)     Exhibits
             See Index to Exhibits at page 75 of this Annual Report on Form 10-K, hich is incorporated herein by reference.

     (c)     Financial Statement Schedules
             Not  applicable.

        REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

FINANCIAL STATEMENTS
Management of North Valley Bancorp and its subsidiaries (the Company) is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements as of December 31, 2005, and for the year then ended. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

The consolidated financial statements have been audited by an independent accounting firm registered with the Public Company Accounting Oversight Board, which was given unrestricted access to all financial records and related data, including minutes of all meetings of the board of directors and committees of the board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate.

INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is also responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

The Company's management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company's internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of December 31, 2005, the Company's internal control over financial reporting is effective based on those criteria.

Perry-Smith LLP, the registered public accounting firm that audited the consolidated financial statements included in this Annual Report under Item 8, "Financial Statements and Supplementary Data" has issued a report with respect to management's assessment of the effectiveness of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting. This report follows.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors
North Valley Bancorp

     We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that North Valley Bancorp and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that North Valley Bancorp and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, North Valley Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of North Valley Bancorp and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005 and our report dated March 13, 2006 expressed an unqualified opinion.

                                        /s/ Perry-Smith LLP

Sacramento, California
March 13, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
North Valley Bancorp

We have audited the accompanying consolidated balance sheets of North Valley Bancorp and subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Valley Bancorp and subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of North Valley Bancorp and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of North Valley Bancorp's internal control over financial reporting and an unqualified opinion on the effectiveness of North Valley Bancorp's internal control over financial reporting.

                                        /s/ Perry-Smith LLP

Sacramento, California
March 13, 2006

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004
(IN THOUSANDS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                 2005            2004
                                                                             ------------    ------------
ASSETS
Cash and cash equivalents:
  Cash and due from banks                                                    $     48,294    $     23,575
  Federal funds sold                                                                7,800             640
                                                                             ------------    ------------
    Total cash and cash equivalents                                                56,094          24,215

Interest bearing deposits in other financial institutions                               -             500
Investment securities available for sale, at fair value                           164,258         218,961
Investment securities held to maturity, at amortized cost                              91             133

Loans and leases                                                                  624,512         553,345
  Less: Allowance for loan and lease losses                                        (7,864)         (7,217)
                                                                             ------------    ------------
  Net loans and leases                                                            616,648         546,128

Premises and equipment, net                                                        14,946          13,927
Accrued interest receivable                                                         3,834           3,163
Other real estate owned                                                               902               -
FHLB and FRB stock and other securities                                             5,663           4,826
Bank-owned life insurance policies                                                 28,495          27,541
Core deposit intangibles, net                                                       2,537           3,188
Goodwill                                                                           15,153          15,281
Other assets                                                                        9,794           8,368
                                                                             ------------    ------------
  TOTAL ASSETS                                                               $    918,415    $    866,231
                                                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Noninterest-bearing                                                        $    186,555    $    165,595
  Interest-bearing                                                                560,135         546,059
                                                                             ------------    ------------
    Total deposits                                                                746,690         711,654

Other borrowed funds                                                               56,500          57,594
Accrued interest payable and other liabilities                                     11,463           9,884
Subordinated debentures                                                            31,961          21,651
                                                                             ------------    ------------
    Total liabilities                                                             846,614         800,783
                                                                             ------------    ------------
Commitments and Contingencies (Note 16)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none
 outstanding                                                                            -               -
Common stock, no par value: authorized 20,000,000 shares; outstanding
 7,497,599 and 7,311,726 at December 31, 2005 and 2004                             39,810          37,917
Retained earnings                                                                  34,437          28,403
Accumulated other comprehensive loss, net of tax                                   (2,446)           (872)
                                                                             ------------    ------------
  Total stockholders' equity                                                       71,801          65,448
                                                                             ------------    ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    918,415    $    866,231
                                                                             ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME YEARS
ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands except per share data)
--------------------------------------------------------------------------------

                                                                     2005           2004           2003
                                                                 ------------   ------------   ------------
INTEREST INCOME:
Interest and fees on loans and leases                            $     42,472   $     29,602   $     28,595
Interest on investments:
  Taxable interest income                                               6,518          7,570          4,627
  Nontaxable interest income                                            1,140          1,442          1,282
Interest on federal funds sold and repurchase agreements                  548            323            596
                                                                 ------------   ------------   ------------
     Total interest income                                             50,678         38,937         35,100
                                                                 ------------   ------------   ------------
INTEREST EXPENSE:
Deposits                                                                6,373          4,677          5,553
Subordinated debentures                                                 1,708          1,564          1,306
Other borrowings                                                        1,622          1,266            668
                                                                 ------------   ------------   ------------
     Total interest expense                                             9,703          7,507          7,527
                                                                 ------------   ------------   ------------
NET INTEREST INCOME                                                    40,975         31,430         27,573

PROVISION FOR LOAN AND LEASE LOSSES                                       930            271              -
                                                                 ------------   ------------   ------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN AND LEASE LOSSES                                             40,045         31,159         27,573
                                                                 ------------   ------------   ------------
NONINTEREST INCOME:
Service charges on deposit accounts                                     5,540          5,183          4,768
Other fees and charges                                                  2,653          2,264          2,084
Earnings on cash surrender value of life insurance policies             1,078          1,141          1,342
Gain on sale of loans                                                     690             20          1,917
Gain on sales or calls of securites                                       117             22            213
Other                                                                   1,136            826            941
                                                                 ------------   ------------   ------------
     Total noninterest income                                          11,214          9,456         11,265
                                                                 ------------   ------------   ------------
NONINTEREST EXPENSES:
Salaries and employee benefits                                         19,784         14,741         13,504
Occupancy expense                                                       2,724          1,966          1,720
Furniture and equipment expense                                         2,160          2,199          2,614
Other                                                                  12,924          9,752          9,424
                                                                 ------------   ------------   ------------
     Total noninterest expenses                                        37,592         28,658         27,262
                                                                 ------------   ------------   ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                               13,667         11,957         11,576

PROVISION FOR INCOME TAXES                                              4,518          3,578          3,605
                                                                 ------------   ------------   ------------
NET INCOME                                                       $      9,149   $      8,379   $      7,971
                                                                 ============   ============   ============
PER SHARE AMOUNTS
Basic Earnings Per Share                                         $       1.23   $       1.24   $       1.19
                                                                 ------------   ------------   ------------
Diluted Earnings Per Share                                               1.17           1.17           1.13
                                                                 ------------   ------------   ------------
Cash Dividends Per Common Share                                          0.40           0.40           0.40
                                                                 ------------   ------------   ------------

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME YEARS
ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands except per share data)
--------------------------------------------------------------------------------

                                                                                                        ACCUMULATED
                                                                  COMMON STOCK                            OTHER
                                                             ------------------------     RETAINED     COMPREHENSIVE
                                                               SHARES        AMOUNT       EARNINGS     INCOME (LOSS)      TOTAL
                                                             ----------    ----------    ----------    -------------    ----------
Balance, January 1, 2003                                      6,951,142    $   25,112    $   23,260    $       1,657    $   50,029

Comprehensive income:
  Net income                                                          -             -         7,971                -         7,971
  Other comprehensive loss, net of tax of $(1,151)                                                                               -
    Net unrealized loss on available for sale securities,             -             -             -                -             -
     net of reclassification adjustment of $126                       -             -             -           (1,805)       (1,805)
                                                                                                                        ----------
      Total comprehensive income                                                                                             6,166
                                                                                                                        ----------
Stock options exercised                                          66,583           396                                          396
Stock-based compensation expense                                  8,100           241             -                -           241
Tax benefit derived from the exercise of stock options                -           127             -                -           127
Repurchase of common stock                                     (537,618)       (2,468)       (5,767)               -        (8,235)
Fractional shares                                                  (134)           (2)            -                -            (2)
Cash dividends on common stock                                        -             -        (2,669)               -        (2,669)
                                                             ----------    ----------    ----------    -------------    ----------
BALANCE DECEMBER 31, 2003                                     6,488,073        23,406        22,795             (148)       46,053

Comprehensive income:
  Net income                                                          -             -         8,379                -         8,379
  Other comprehensive loss, net of tax of $(500)                                                                                 -
    Net unrealized loss on available for sale securities,                                                                        -
     net of reclassification adjustment of $13                        -             -             -             (724)         (724)
                                                                                                                        ----------
      Total comprehensive income                                                                                             7,655
                                                                                                                        ----------
Stock options excercised, net of shares tendered                 75,656           521             -                -           521
Tax benefit derived from the exercise of stock options                -           180             -                -           180
Stock-based compensation expense                                  6,300           126             -                -           126
Stock issued in Yolo Community Bank acquisition,
 net of stock issuance costs                                    741,697        12,676             -                -        12,676
Compensation expense on acquired stock options                        -         1,008             -                -         1,008
Cash dividends on common stock                                        -             -        (2,771)               -        (2,771)
                                                             ----------    ----------    ----------    -------------    ----------
BALANCE DECEMBER 31, 2004                                     7,311,726        37,917        28,403             (872)       65,448

Comprehensive income:
  Net income                                                          -             -         9,149                -         9,149
  Other comprehensive loss, net of tax of $(1,094):
    Net unrealized loss on available for sale securities,
     net of reclassification adjustment of $70                                                                (1,574)       (1,574)
                                                                                                                        ----------
      Total comprehensive income                                                                                             7,575
                                                                                                                        ----------
Stock options excercised, net of shares tendered                187,723         1,109             -                -         1,109
Stock-based compensation expense                                  8,550           182             -                -           182
Tax benefit derived from exercise of stock options                    -           656             -                -           656
Repurchase of common stock                                      (10,400)          (54)         (134)               -          (188)
Cash dividends on common stock                                        -             -        (2,981)               -        (2,981)
                                                             ----------    ----------    ----------    -------------    ----------
BALANCE DECEMBER 31, 2005                                     7,497,599    $   39,810    $   34,437    $      (2,446)   $   71,801
                                                             ==========    ==========    ==========    =============    ==========

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (in thousands)
--------------------------------------------------------------------------------

                                                                          2005            2004            2003
                                                                      ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                            $      9,149    $      8,379    $      7,971
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization                                              2,242           1,991           2,197

  Amortization of premium on securites                                         261             140             761
  Amortization of goodwill and core deposit intangible                         779             534             500
  Provision for loan and lease losses                                          930             271               -
  Gain on sale or calls on securities                                         (117)            (22)           (213)
  Gain on sale of loans                                                       (690)            (20)         (1,917)
  (Gain) loss on sale of premises and equipment                                (37)             12             (22)
  Deferred tax provision (benefit)                                           1,156            (156)            566
  Stock-based compensation expense                                             182             126             241
Effect of changes in:
  Accrued interest receivable                                                 (671)           (467)           (107)
  Other assets                                                              (1,609)         (1,087)         (2,898)
  Accrued interest payable and other liabilities                             1,486           2,793            (299)
                                                                      ------------    ------------    ------------
    Net cash provided by operating activities                               13,061          12,494           6,780
                                                                      ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid in acquisition                                                   -          (4,441)              -
  Proceeds from sales of other real estate owned                                 -             465              55
  Purchases of available for sale securities                                (3,462)        (60,233)       (150,033)
  Proceeds from sales of available for sale securities                      20,007               -          18,719
  Proceeds from maturities/calls of available for sale
   securities                                                               35,376          54,292          47,873
  Proceeds from maturities/calls of held to maturity securities                 12           1,455               -
  Net change in FHLB and FRB stock and other securities                       (837)         (1,191)           (452)
  Net change in interest bearing deposits in other financial
   institutions                                                                500            (377)            394
  Proceeds from sales of loans                                              15,729               -          78,373
  Net increase in loans and leases                                         (86,489)        (92,262)        (11,273)
  Proceeds from sales of premises and equipment                                 37              10              57
  Purchases of premises and equipment                                       (4,996)         (2,792)         (1,775)
                                                                      ------------    ------------    ------------
    Net cash used in investing activities                                  (24,123)       (105,074)        (18,062)
                                                                      ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                  35,036          16,981          43,261
  Proceeds from issuance of subordinated debentures                         10,310           5,155           6,186
  Net change in other borrowed funds                                        (1,094)         38,035         (23,429)
  Cash dividends paid                                                       (2,232)         (3,420)         (2,672)
  Repurchase of common shares                                                 (188)              -          (8,235)
  Cash received for stock options exercised                                  1,109             521             396
  Cash paid in lieu of fractional shares                                         -               -              (2)
                                                                      ------------    ------------    ------------
    Net cash provided by financing activities                               42,941          57,272          15,505
                                                                      ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        31,879         (35,308)          4,223
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                24,215          59,523          55,300
                                                                      ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $     56,094    $     24,215    $     59,523
                                                                      ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Year for:
  Interest                                                            $      9,562    $      6,970    $      7,727
  Income taxes                                                               4,831           2,025           2,440

Noncash Investing and Financing Activities:
  Net Change in Unrealized (Loss) Gain on Available for Sale
   Investment Securities                                                    (2,668)         (1,234)         (2,382)
  Transfer from Loans to Other Real Estate Owned                                 -             465               -
  Cash Dividends Declared                                                      749               -             649

Schedule related to acquisition:
  Deposits                                                                       -          96,359               -
  Overnight borrowings                                                           -          10,100               -
  Other liabilities                                                              -             549               -
  Available for sale investment securities                                       -         (23,316)              -
  Held to maturity investment securities                                         -            (144)              -
  Loans, net                                                                     -         (81,922)              -
  FHLB stock                                                                     -            (644)              -
  Premises and equipment, net                                                    -            (449)              -
  Intangibles                                                                    -         (16,731)              -
  Other assets                                                                   -          (1,927)              -
  Compensation expense on stock options                                          -           1,008               -
  Stock issued                                                                   -          12,676               -
                                                                                      ------------
                                                                                      $     (4,441)
                                                                                      ============

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations - North Valley Bancorp is a multi-bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System. North Valley Bancorp was incorporated in 1980 in the State of California for the purpose of acquiring North Valley Bank ("NVB") in a one-bank holding company reorganization. NVB was organized in 1972 as a California state-chartered bank. On October 11, 2000, the Company completed its plan of reorganization with Six Rivers National Bank ("SRNB"), which then became a wholly-owned subsidiary of North Valley Bancorp. This reorganization was completed under the pooling-of-interests method of accounting for business combinations. In January 2002, SRNB converted from a national association to a California state-chartered bank and changed its name to Six Rivers Bank ("SRB"). On January 1, 2004, SRB was merged with and into NVB in a transaction between entities under common control accounted for similar to a pooling of interests. (For purposes herein, "NVB" shall refer to North Valley Bank including the former branches of SRB and "SRB" will refer to the former branches and operations of SRB). From 2001 to 2005, the Company formed North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III, and North Valley Capital Statutory Trust IV (collectively, the Trusts) which are Delaware statutory business trusts formed for the exclusive purpose of issuing and selling Trust Preferred Securities. Bank Processing, Inc., a wholly-owned subsidiary of North Valley Bancorp, currently provides data processing services to the Company. On August 31, 2004, the Company acquired Yolo Community Bank ("YCB") in a transaction accounted for under the purchase method of business combinations (see Note 2). Yolo Community Bank changed its name to NVB Business Bank ("NVB BB") effective February 11, 2005.

     North Valley Bancorp and subsidiaries (the "Company") operates as a single business segment. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of the Company's revenues. Collectively, NVB and NVB BB operate 26 branches, including two supermarket branches, in Northern California.

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

     Consolidation and Basis of Presentation- The consolidated financial statements include North Valley Bancorp and its wholly owned subsidiaries:
     NVB and its wholly owned subsidiary, North Valley Basic Securities; NVB BB; Bank Processing, Inc. ("BPI"); and North Valley Trading Company. North Valley Trading Company and North Valley Basic Securities did not have any activity in 2005, 2004 and 2003. All material intercompany accounts and transactions have been eliminated in consolidation.

     For financial reporting purposes, the Company's investments in the Trusts are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Trusts are reflected on the Company's consolidated balance sheet in accordance with provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities.

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

     Reserve Requirements. The Company is subject to regulation by the Federal Reserve Board. The regulations require the Company to maintain certain cash reserve balances on hand or at the Federal Reserve Bank (FRB). At December 31, 2005 and 2004, the Company had reserves of $1,543,000 and $441,000. As compensation for check-clearing services, additional compensating balances of $1,000,000 at December 31, 2005 were maintained with the Federal Reserve Bank.

     Investment Securities - The Company accounts for its investment securities as follows:

          Trading securities are carried at fair value. Changes in fair value are included in noninterest income. The Company did not have any securities classified as trading at December 31, 2005 and 2004.

          Available for sale securities are carried at estimated fair value and represent securities not classified as trading securities nor as held to maturity securities. Unrealized gains and losses resulting from changes in fair value are recorded, net of tax, as a net amount within accumulated other comprehensive income (loss), which is a separate component of stockholders' equity.

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

     Loans and Leases - Loans and leases are reported at the principal amount outstanding, net of unearned income, including net deferred loan fees, and the allowance for loan and lease losses.

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

     The Company may purchase loans or acquire loans through a business combination for which differences exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company's estimate of undiscounted cash flows expected to be collected over the Company's initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. The Company may not "carry over" or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2005, there were no loans being accounted for under this policy.

     Deferred Loan Fees - Loan fees and certain related direct costs to originate loans are deferred and amortized to income by a method that approximates a level yield over the contractual life of the underlying loans.

     Allowance for Loan and Lease Losses - The allowance for loan and lease losses is established through a provision for loan and lease losses charged to operations. Loans and leases are charged against the allowance for loan and lease losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. Management attributes formula reserves to different types of loans using percentages which are based upon perceived risk associated with the portfolio and underlying collateral, historical loss experience, and vulnerability to existing economic conditions, which may affect the collectibility of the loans. Specific reserves are allocated for impaired loans and leases which have experienced a decline in internal grading and when management believes additional loss exposure exists. The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent losses with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. Although the allowance for loan and lease losses is allocated to various portfolio segments, it is general in nature and is available for the loan and lease portfolio in its entirety. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and leases. Actual amounts could differ from those estimates.

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

     Other Real Estate Owned - Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at its fair value less estimated costs to sell (fair value). The amount, if any, by which the recorded amount of the loan exceeds the fair value less estimated costs to sell are charged to the allowance for loan or lease losses, if necessary. After foreclosure, valuations are periodically performed by management with any subsequent write-downs recorded as a valuation allowance and charged against operating expenses. Operating expenses of such properties, net of related income, are included in other expenses and gains and losses on their disposition are included in other income and other expenses.

     FHLB and FRB stock and Other Securities - The Company purchases restricted stock in the Federal Home Loan Bank of San Francisco (FHLB), the Federal Reserve Bank (FRB) and others as required to participate in various programs offered by these institutions. These investments are carried at historical cost and may be redeemed at par with certain restrictions.

     Core Deposit Intangibles - These assets represent the excess of the purchase price over the fair value of the tangible net assets acquired from a branch acquisition by SRB and the estimated fair value of the deposit relationships acquired in the acquisition of YCB and is being amortized by the straight-line method. The cost assigned to the branch acquisition intangible was $1,262,000 with accumulated amortization of $1,990,000 at December 31, 2005. It is being amortized at $505,000 per year with a remaining amortization period of two and one-half years. The YCB core deposit intangible was recorded at $1,421,000 in August, 2004 with accumulated amortization of $175,000 at December 31, 2005. It is being amortized at $145,000 per year over an estimated life of ten years with a remaining amortization period of approximately nine years. Amortization expense on these intangibles was $650,000, $541,000, and $501,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

     Goodwill - Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the fair values assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. Goodwill was recorded in the Company's acquisition of YCB. The value of goodwill is ultimately derived from the Company's ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill will be assessed for impairment at a reporting unit level at least annually. There was no impairment resulting from management's assessment in 2005.

     Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - The Company originates and sells residential mortgage loans to the Freddie Mac and others. The Company retains the servicing on all loans sold. Deferred origination fees and expenses are recognized at the time of sale in the determination of the gain or loss. Upon the sale of these loans, the Company's investment in each loan is allocated between the servicing retained and the loan, based on the relative fair value of each portion. The gain (loss) is recognized at the time of sale based on the difference between the sale proceeds and the allocated carrying value of the related loans sold. The fair value of the contractual servicing is reflected as a servicing asset, which is amortized over the period of estimated net servicing income using a method approximating the interest method. The servicing asset is included in other assets on the consolidated balance sheet, and is evaluated for impairment on a periodic basis.

     Income Taxes - The Company applies the asset and liability method to account for income taxes. Deferred tax assets and liabilities are calculated by applying applicable tax laws to the differences between the financial statement basis and the tax basis of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity's proportionate share of the consolidated provision for income taxes.

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

     Stock-Based Compensation - At December 31, 2005, the Company has three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan, which are described more fully in Note 14. The Company accounts for these plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income under the Employee Plan, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in the financial statements for the Director Plans over the vesting period for the difference between the fair value of the shares at the date of the grant and the exercise price which is equal to 85% of the fair value.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. Pro forma adjustments to the Company's net earnings and earnings per share are disclosed during the years in which the options become vested.

                                                                            2005          2004          2003
                                                                         ----------    ----------    ----------
     Net income:
     As reported                                                         $    9,149    $    8,379    $    7,971
     Add: total stock-based compensation expense included in net
      income, net of tax                                                        107            74           141
     Deduct: total stock-based compensation expense determined
      under the fair value based method for all awards, net of
      related tax effects                                                      (497)         (260)         (426)
                                                                         ----------    ----------    ----------
     Proforma                                                            $    8,759    $    8,193    $    7,686
                                                                         ==========    ==========    ==========
     Basic earnings per common share:
       As reported                                                       $     1.23    $     1.24    $     1.19
       Pro forma                                                         $     1.18    $     1.21    $     1.14

     Diluted earnings per common and equivalent share:
       As reported                                                       $     1.17    $     1.17    $     1.13
       Pro forma                                                         $     1.13    $     1.15    $     1.09
     Weighted average fair value of options granted during the year      $     3.26    $     3.02    $     2.68

     The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

                                      2005            2004            2003
                                  ------------    ------------    ------------
     Dividend yield                 2.18%-2.28%     2.47%-2.74%           3.59%
     Expected volatility                 15.50%          16.00%          19.29%
     Risk-free interest rate              3.58%     3.58%-5.00%           5.00%
     Expected option life              7 years         7 years         7 years

     Disclosures About Segments of an Enterprise - The Company uses the "management approach" for reporting business segment information. The management approach is based on the segments within a company used by the chief operating decision-maker for making operating decisions and assessing performance. Reportable segments are based on such factors as products and services, geography, legal structure or any other manner by which a company's management distinguishes major operating units. Utilizing this approach, management has determined that the Company has only one reportable segment.

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

     NEW ACCOUNTING PRONOUNCEMENTS -

     Other-Than-Temporary Impairment

     In March 2004, the Financial Accounting Standards Board (FASB) and Emerging Issues Task Force (EITF) reached consensus on several issues being addressed in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosure provisions of EITF Issue No. 03-1 continue to be effective for the Company's consolidated financial statements for the year ended December 31, 2005.

     On November 3, 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue No. 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. Management does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

     Share-Based Payments

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance date of FAS 123 (R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after June 15, 2005, effectively January 1, 2006 for the Company. FAS 123 (R) allows for either a modified prospective recognition of compensation expense or a modified retrospective recognition. The Company currently intends to apply the modified prospective recognition method and implement the provisions of FAS 123 (R) beginning in the first quarter of 2006. Management has completed its evaluation of the effect that FAS 123 (R) will have and believes that the effect of its implementation will be consistent with the pro forma disclosures noted above.

     Accounting Changes and Error Corrections

     On June 7, 2005, the FASB issued Statement No. 154 (FAS 154), Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of FAS 154, voluntary changes in accounting principles are applied retrospectively to prior periods' financial statements unless it would be impractical to do so. FAS 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period's net income the cumulative effect of the change. FAS 154 also makes a distinction between "retrospective application" of a change in accounting principle and the "restatement" of financial statements to reflect the correction of an error. The provisions of FAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management of the Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

     Reclassifications - Certain amounts in 2004 and 2003 have been reclassified to conform with the 2005 financial statement presentation.

2.   ACQUISITION

     On August 31, 2004, pursuant to the Agreement and Plan of Reorganization dated April 23, 2004, the Company completed its acquisition of Woodland, California-based YCB through a merger and tax-free reorganization whereby YCB became a wholly-owned subsidiary. Under the terms of the agreement, YCB shareholders received a combination of $9.5 million in cash and 741,697 shares of the Company's common stock in exchange for their YCB shares. This acquisition was sought by management as a method to gain entry into higher-growth markets that were relatively contiguous to its existing footprint. Entry into these markets via acquisition was deemed to be a more cost-effective method for achieving growth than de novo branch expansion.

     The estimated fair value of assets acquired and liabilities assumed in the YCB acquisition are as follows (in thousands):

                                                       AUGUST 31,
                                                          2004
                                                       ----------
     Cash and due from banks                           $    5,601
     Investment securities                                 24,104
     Loans, net                                            81,922
     Premises and equipment                                   449
     Other assets                                          18,658
                                                       ----------
        Total assets acquired                             130,734
                                                       ----------

     Total deposits                                        96,359
     Borrowed funds                                        10,100
     Other liabilities                                        549
                                                       ----------
          Total liabilities assumed                       107,008
                                                       ----------
          Purchase price                               $   23,726
                                                       ==========

     The excess of the purchase price over the estimated fair value of the net assets acquired was $15.2 million, which was recorded as goodwill. Goodwill is not deductible for tax purposes. Assets acquired also included a core deposit intangible of $1.42 million. This asset is being amortized over ten years and will result in amortization expense of $145,000 in each of the next nine years. Other estimated fair value adjustments were not significant. The consolidated financial statements of the Company include the accounts of YCB since September 1, 2004.

     The following supplemental pro forma information discloses selected financial information for the year indicated as though the YCB merger had been completed as of the beginning of the year being reported. There are no material nonrecurring items included in the pro forma information.

     (In thousands except per share data)

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                              2004         2003
                                           ----------   ----------
     Revenue                               $   52,575   $   52,530
     Net income                            $    8,676   $    8,505
     Diluted earnings per share            $     1.10   $     1.09

3.   INVESTMENT SECURITIES

     At December 31, the amortized cost of investment securities and their estimated fair value were as follows (in thousands):

                                                                              GROSS         GROSS
                                                              AMORTIZED     UNREALIZED    UNREALIZED    ESTIMATED
                                                                 COST         GAINS         LOSSES      FAIR VALUE
                                                              ----------    ----------    ----------    ----------
     AVAILABLE FOR SALE SECURITIES:

     DECEMBER 31, 2005
       Securities of US. government agencies and
        corporations                                          $   16,015    $             $     (241)   $   15,774
       Obligations of states and political subdivisions           23,473           541           (83)       23,931
       Mortgage-backed securities                                105,935            43        (3,499)      102,479
       Corporate debt securities                                   7,994            23           (32)        7,985
       Equity securities                                          15,089            27        (1,027)       14,089
                                                              ----------    ----------    ----------    ----------
                                                              $  168,506    $      634    $   (4,882)   $  164,258
                                                              ==========    ==========    ==========    ==========
     DECEMBER 31, 2004
       Securities of US. government agencies and
        corporations                                          $   19,118    $       17    $     (211)   $   18,924
       Obligations of states and political subdivisions           30,147         1,035           (46)       31,136
       Mortgage-backed securities                                148,160           206        (1,812)      146,554
       Corporate debt securities                                   7,989           104                       8,093
       Equity securities                                          15,127            34          (907)       14,254
                                                              ----------    ----------    ----------    ----------
                                                              $  220,541    $    1,396    $   (2,976)   $  218,961
                                                              ==========    ==========    ==========    ==========

                                                               CARRYING
                                                                AMOUNT        GROSS         GROSS
                                                              (AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                                 COST)        GAINS         LOSSES      FAIR VALUE
                                                              ----------    ----------    ----------    ----------
     HELD TO MATURITY SECURITIES:

     DECEMBER 31, 2005
       Mortgage-backed securities                             $       91    $        -    $       (3)   $       88
                                                              ==========    ==========    ==========    ==========
     DECEMBER 31, 2004
       Mortgage-backed securities                             $      133    $        -    $       (2)   $      131
                                                              ==========    ==========    ==========    ==========

     Net unrealized losses on available for sale securities totaling $4,248,000 and $1,580,000 were recorded, net of $1,741,000 and $648,000 in tax benefits, as accumulated other comprehensive loss within stockholders' equity at December 31, 2005 and 2004, respectively.

     Gross realized gains on sales or calls of securities categorized as available for sale securities were $297,000, $22,000 and $257,000 in 2005, 2004 and 2003. Gross realized losses on sales or calls of securities categorized as available for sale securities were $180,000 and $44,000 in 2005 and 2003. There were no gross realized losses on sales or calls of available for sale securities in 2004.

     There were no sales or gross realized gains or losses on calls of held to maturity securities in 2005, 2004 and 2003. There were no transfers between available for sale and held to maturity investment securities in 2005, 2004, and 2003.

     The following table shows gross unrealized losses and the estimated fair value of available for sale investment securities, aggregated by investment category, for investment securities that are in an unrealized loss position at December 31, 2005 (in thousands). Unrealized losses for held to maturity investment securities totaled $3,000 and are not included in the following table.

                                           LESS THAN 12 MONTHS         12 MONTHS OR LONGER                TOTAL
                                        -------------------------   -------------------------   -------------------------
                                         ESTIMATED    UNREALIZED     ESTIMATED    UNREALIZED     ESTIMATED    UNREALIZED
                                        FAIR VALUE      LOSSES      FAIR VALUE      LOSSES      FAIR VALUE      LOSSES
                                        -----------   -----------   -----------   -----------   -----------   -----------
     DESCRIPTION OF SECURITIES
       Securities of U.S. government
        agencies and corporations       $    15,774   $       241   $             $             $    15,774   $       241
       Obligations of states and
        political subdivisions                6,240            83                                     6,240            83
       Mortgage-backed securities            12,826           281        87,916         3,218       100,742         3,499
       Other securities                       3,000            10        13,025         1,049        16,025         1,059
                                        -----------   -----------   -----------   -----------   -----------   -----------
     Total temporarily impaired
       securities                       $    37,840   $       615   $   100,941   $     4,267   $   138,781   $     4,882
                                        ===========   ===========   ===========   ===========   ===========   ===========

     At December 31, 2005, the Company held 163 investment securities of which 65 were in a loss position for less than twelve months and 38 were in a loss position for twelve months or more. Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due principally to interest rate fluctuations.

     At December 31, 2005 the Company held 100,000 shares of FNMA, Series M perpetual preferred stock. The coupon rate is fixed at 4.75% with a taxable-equivalent yield of 6.53%. The securities are owned at par, or $50.00 per share, for a total investment of $5,000,000 and an unrealized loss of $1,100,000 at December 31, 2005. The securities are callable at par on June 1, 2008. The market value per share as of December 31, 2005 was $39.00 per share. At year end, these securities had been in an unrealized loss position for approximately 18 months.

     Management carefully evaluated the FNMA preferred stock to determine whether the decline in fair value below the amortized cost of these securities is other-than-temporary. Among other items, management reviewed relevant accounting literature which included SFAS No. 115, Statement of Auditing Standard ("SAS") No. 92, and Staff Accounting Bulletin ("SAB") No.
     59. In conducting this assessment, management evaluated a number of factors including, but not limited to:

          .    How far fair value has declined below amortized cost
          .    How long the decline in fair value has existed
          .    The financial condition of the issuer
          .    Rating agency changes on the issuer
          .    Management's intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

     Based on this evaluation, management concluded that these securities were deemed to be temporarily impaired. Management's assessment weighed heavily on its intent and ability to hold the securities to recovery, normal market fluctuations during this holding period, FNMA's response to its weaker financial condition, and analysis of FNMA by rating agencies and investment bankers.

     Contractual maturities of held to maturity and available for sale securities (other than other securities (all of which are equity securities) with an amortized cost of approximately $15,089,000 and a fair value of approximately $14,089,000) at December 31, 2005, are shown below (in thousands). The Company invests in collateralized mortgage obligations ("CMOs") issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association. Actual maturities of CMOs and other securities may differ from contractual maturities because borrowers have the right to prepay mortgages without penalty or call obligations with or without call penalties. The Company uses the "Wall Street" consensus average life at the time the security is purchased to schedule maturities of these CMOs and adjusts scheduled maturities periodically based upon changes in the Wall Street estimates.

                                                HELD TO MATURITY             AVAILABLE FOR SALE
                                                   SECURITIES                    SECURITIES
                                          ---------------------------   ---------------------------
                                           AMORTIZED
                                             COST                                       FAIR VALUE
                                           (CARRYING         FAIR         AMORTIZED     (CARRYING
                                            AMOUNT)          VALUE          COST         AMOUNT)
                                          ------------   ------------   ------------   ------------
     Due in 1 year or less                $         91   $         88   $     11,615   $     11,566
     Due after 1 year through 5 years                                        112,577        109,183
     Due after 5 years through 10 years                                       14,798         14,756
     Due after 10 years`                                                      14,427         14,664
                                          ------------   ------------   ------------   ------------
                                          $         91   $         88   $    153,417   $    150,169
                                          ============   ============   ============   ============

     At December 31, 2005 and 2004, securities having fair value amounts of approximately $103,584,000 and $100,973,000 were pledged to secure public deposits, short-term borrowings, treasury tax and loan balances and for other purposes required by law or contract.

4.   LOANS AND LEASES

     The Company originates loans for business, consumer and real estate activities and leases for equipment purchases. Such loans and leases are concentrated in Yolo, Solano, Placer, Sonoma, Shasta, Humboldt, Mendocino, Trinity and Del Norte Counties and neighboring communities. Substantially all loans are collateralized. Generally, real estate loans are secured by real property. Commercial and other loans are secured by bank deposits, real estate or business or personal assets. Leases are generally secured by equipment. The Company's policy for requiring collateral reflects the Company's analysis of the borrower, the borrower's industry and the economic environment in which the loan would be granted. The loans and leases are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrower.

     Major classifications of loans and leases at December 31 were as follows (in thousands):

                                                          2005         2004
                                                       ----------   ----------
     Commercial                                        $   63,088   $   54,903
     Real estate - commercial                             245,610      224,476
     Real estate - construction                           199,129      115,518
     Real estate - mortgage                                39,500       73,007
     Installment                                           40,818       53,185
     Direct financing leases                                3,120        3,790
     Other                                                 33,890       29,838
                                                       ----------   ----------
       Total loans and leases                             625,155      554,717

     Allowance for loan and lease losses                   (7,864)      (7,217)
     Deferred loan fees, net                                 (643)      (1,372)
                                                       ----------   ----------
       Net loans and leases                            $  616,648   $  546,128
                                                       ==========   ==========

     At December 31, 2005 and 2004, the Company serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $117,792,000 and $105,205,000.

     Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB, FRB, and certain correspondent banks. Pledged loans totaled $54,116,000 and $72,467,000 at December 31, 2005 and 2004 (see note 10).

     The components of the Company's direct financing leases at December 31 are summarized below (in thousands):

                                                         2005          2004
                                                      ----------    ----------
     Future minimum lease payments                    $    3,119    $    3,774
     Residual interests                                       57            93
     Initial direct costs                                      2             9
     Unearned income                                         (58)          (86)
                                                      ----------    ----------
                                                      $    3,120    $    3,790
                                                      ==========    ==========

     Future minimum lease payments are as follows (in thousands):

     2006                                                           $    1,198
     2007                                                                  621
     2008                                                                  342
     2009                                                                  291
     2010                                                                  192
     Thereafter                                                            475
                                                                    ----------
        Total                                                       $    3,119
                                                                    ==========

     Changes in the allowance for loan and lease losses for the years ended December 31 were as follows (in thousands):

                                                2005        2004        2003
                                             ---------   ---------   ---------
     Balance, beginning of year              $   7,217   $   6,493       6,723
     Allowance acquired in YCB transaction           -       1,019           -
     Provision charged to operations               930         271           -
     Loans charged off                            (602)       (890)       (919)
     Recoveries                                    319         324         689
                                             ---------   ---------   ---------
     Balance, end of year                    $   7,864   $   7,217   $   6,493
                                             =========   =========   =========

5.   IMPAIRED AND NONPERFORMING LOANS AND LEASES

     At December 31, 2005 and 2004, the recorded investment in impaired loans and leases was approximately $686,000 and $1,202,000. Of the 2005 balance, approximately $196,000 has a related valuation allowance of $98,000. Of the 2004 balance, approximately $403,000 has a related valuation allowance of $202,000. For the years ended December 31, 2005, 2004 and 2003, the average recorded investment in impaired loans and leases was approximately $791,000, $1,136,000 and $1,515,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $6,000, $18,000 and $51,000 for cash payments received in 2005, 2004 and 2003.

     Nonperforming loans and leases include all such loans and leases that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured or in the process of collection. Nonperforming loans and leases at December 31 are summarized as follows (in thousands):

                                                          2005         2004
                                                       ----------   ----------
     Nonaccrual loans and leases                       $      686   $    1,155
     Loans and leases 90 days past due but
      still accruing interest                                  67        1,015
                                                       ----------   ----------
          Total nonperforming loans and leases         $      753   $    2,170
                                                       ==========   ==========

     Interest income forgone on nonaccrual loans and leases approximated $6,000 in 2005, $20,000 in 2004 and $50,000 in 2003.

     At December 31, 2005, there were no commitments to lend additional funds to borrowers whose loans or leases were on nonaccrual status.

6.   PREMISES AND EQUIPMENT

     Major classifications of premises and equipment at December 31 are summarized as follows (in thousands):

                                                          2005         2004
                                                       ----------   ----------
     Land                                              $    2,310   $    3,165
     Buildings and improvements                             8,518        8,361
     Furniture, fixtures and equipment                     17,327       14,650
     Leasehold improvements                                 2,525          635
     Construction in progress                                 787        1,845
                                                       ----------   ----------
                                                           31,467       28,656
     Accumulated depreciation and amortization            (16,521)     (14,729)
                                                       ----------   ----------
                                                       $   14,946   $   13,927
                                                       ==========   ==========

7.   OTHER ASSETS

     Major classifications of other assets at December 31 were as follows (in thousands):

                                                          2005         2004
                                                       ----------   ----------
     Deferred taxes                                    $    4,308   $    4,371
     Prepaid expenses                                       1,291        1,587
     Other                                                  4,195        2,410
                                                       ----------   ----------
                                                       $    9,794   $    8,368
                                                       ==========   ==========

8.   DEPOSITS

     The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $60,082,000 and $49,728,000 at December 31, 2005 and
     2004. Interest expense incurred on such time certificates of deposit was $1,349,000, $835,000 and $1,029,000 for the years ended December 31, 2005,
     2004 and 2003. At December 31, 2005, the scheduled maturities of all time deposits were as follows (in thousands):

      YEARS                                                           AMOUNT
     -------                                                       -----------
     2006                                                          $   120,140
     2007                                                               46,448
     2008                                                                2,946
                                                                   -----------
                                                                   $   169,534
                                                                   ===========

9.   LINES OF CREDIT

     At December 31, 2005, the Company had the following lines of credit with correspondent banks to purchase federal funds (in thousands):

     DESCRIPTION                                                         AMOUNT     EXPIRATION
     ---------------------------------------------------------------   ----------   ----------
     Unsecured                                                         $   14,500    6/30/2006
     Unsecured                                                             10,000    7/31/2006
     Unsecured                                                              8,000     Annually
     Unsecured                                                             10,000     Annually
     Secured:
       First deeds of trust on eligible 1-4 unit residential loans         40,658      Monthly
       First deeds of trust on eligible commercial real estate loans        3,138      Monthly
       Securities Backed Credit Program                                    13,636      Monthly

10.  BORROWING ARRANGEMENTS

     Other borrowed funds include FHLB advances. Short-term borrowings are generally required to be repaid within 30 days from the transaction date. The following table summarizes these borrowings at December 31
     (in thousands):

                                                          2005         2004
                                                       ----------   ----------
     Short-term borrowings:
       FHLB advances                                   $   31,500   $   20,094
                                                       ----------   ----------
         Total short-term borrowings                   $   31,500   $   20,094
                                                       ==========   ==========
     Long-term borrowings:
       FHLB advances                                   $   25,000   $   37,500
                                                       ----------   ----------
         Total long-term borrowings                    $   25,000   $   37,500
                                                       ==========   ==========
         Total borrowed funds                          $   56,500   $   57,594
                                                       ==========   ==========

     The FHLB advances are collateralized by loans and securities. The following is a breakdown of rates and maturities at December 31, 2005 (dollars in thousands):

                                       SHORT           LONG
                                        TERM           TERM
                                   -------------   -------------
     Amount                        $      31,500   $      25,000
     Maturity                               2006       2007-2008
     Average Rate                           3.49%           3.06%

11.  SUBORDINATED DEBENTURES

     The Company owns the common stock of four business trusts that have issued an aggregate of $31.0 million in trust preferred securities fully and unconditionally guaranteed by the Company. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated debentures issued by the Company, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures issued by the Company is $32.0 million, with the maturity dates for the respective debentures ranging from 2031 through 2036.

     The trust preferred securities issued by the trusts are currently included in Tier 1 capital in the amount of $24,572,000 and in Tier 2 capital in the amount of $6,428,000 for purposes of determining Leverage, Tier 1 and Total Risk-Based capital ratios. Beginning March 31, 2009, a more restrictive formula must be used to determine the amount of trust preferred securities that may be included in regulatory Tier 1 capital. At that time, trust preferred securities equal to no more than 25% of the sum of all core capital elements, which generally is defined as shareholders' equity less goodwill and any related deferred income tax liability will be allowed in Tier 1 capital. The regulations currently in effect only limit the amount of trust preferred securities that may be included in Tier 1 capital to 25% of the sum of core capital elements without a deduction for goodwill. Management has determined that the Company's Tier 1 capital ratios would remain above the regulatory minimum had the modification of the capital regulations been in effect at December 31, 2005.

     The following table summarizes the terms of each subordinated debenture issuance (dollars in thousands):

                                                                       FIXED OR
                                                  DATE                 VARIABLE    CURRENT         RATE       REDEMPTION
                      SERIES                     ISSUED    MATURITY      RATE        RATE         INDEX          DATE
     ----------------------------------------   --------   --------   ----------   -------    -------------   ----------
     North Valley Capital Trust I               7/16/01    7/25/31      Fixed        10.25%        N/A         7/25/11
     North Valley Capital Trust II              3/28/03    4/24/33     Variable       6.45%   LIBOR + 3.25%    4/24/08
     North Valley Capital Trust III             4/20/04    4/24/34     Variable       6.99%   LIBOR + 2.80%    7/23/09
     North Valley Capital Statuatory Trust IV   12/29/05   3/15/36     Variable       6.16%   LIBOR + 1.33%    3/15/11

                                                 AMOUNT AT DECEMBER 31,
                                                -----------------------
                      SERIES                       2005         2004
     ----------------------------------------   ----------   ----------
     North Valley Capital Trust I               $   10,310   $   10,310
     North Valley Capital Trust II                   6,186        6,186
     North Valley Capital Trust III                  5,155        5,155
     North Valley Capital Statuatory Trust IV       10,310            -
                                                ----------   ----------
                                                $   31,961   $   21,651
                                                ----------   ----------

     Deferred costs related to the Subordinated Debentures, which are included in other assets in the accompanying consolidated balance sheet, totaled $481,000 and $556,000 at December 31, 2005 and 2004, respectively.
     Amortization of the deferred costs was $75,000, $52,000 and $15,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

12.  INCOME TAXES

     The provision for income taxes for the years ended December 31, was as follows (in thousands):

                                            2005         2004          2003
                                         ----------   ----------    ----------
     Current:
       Federal                           $    2,647   $    3,412    $    2,279
       State                                    715          322           760
                                         ----------   ----------    ----------
         Total                                3,362        3,734         3,039
                                         ----------   ----------    ----------
     Deferred tax (benefit):
       Federal                                1,067         (299)          344
       State                                     89          143           222
                                         ----------   ----------    ----------
          Total                               1,156         (156)          566
                                         ----------   ----------    ----------
     Total provision for income taxes    $    4,518   $    3,578    $    3,605
                                         ==========   ==========    ==========

     The effective federal tax rate for the years ended December 31, differs from the statutory tax rate as follows:

                                                        2005           2004         2003
                                                     ----------     ----------   ----------

     Federal income tax at statutory rates                 35.0%          35.0%        35.0%
     State income taxes net of federal income
      tax benefit                                           3.8%           4.7%         5.4%
     Tax exempt income                                     (6.0)%         (8.5)%       (7.6)%
     Other                                                  0.3%          (1.3)%       (1.7)%
                                                     ----------     ----------   ----------
     Effective tax rate                                    33.1%          29.9%         31.1%
                                                     ==========     ==========   ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset at December 31 are as follows (in thousands):

                                                        2005         2004
                                                     ----------   ----------
     Deferred tax assets:
       Allowance for loan losses                     $    3,607   $    3,309
       Accrued pension obligation                         1,143        1,087
       Deferred compensation                              1,145        1,105
       Deferred loan fees and costs                           -          217
       Discount on acquired loans                           271          320
       Unrealized loss on available for sale
        securities                                        1,741          648
       Stock-based compensation                             406          323
       Other                                                  -          199
                                                     ----------   ----------
         Total deferred tax assets                        8,313        7,208
                                                     ----------   ----------
     Deferred tax liabilities:
       Tax depreciation in excess of book
        depreciation                                        868          941
       FHLB stock dividend                                  340          182
       Originated mortgage servicing rights                 398          306
       Mark to market adjustment                          1,865          826
       California franchise tax                               -           86
       Core deposit intangibles                             335          496
       Deferred loan fees and costs                         155            -
       Other                                                 44            -
                                                     ----------   ----------
         Total deferred tax liabilities                   4,005        2,837
                                                     ----------   ----------
         Net deferred tax asset                      $    4,308   $    4,371
                                                     ==========   ==========

     The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

13.  RETIREMENT AND DEFERRED COMPENSATION PLANS

     Substantially all employees with at least one year of service participate in a Company-sponsored employee stock ownership plan (ESOP). The Company made discretionary contributions to the ESOP for the years ended December 31, 2005, 2004 and 2003 of $250,000, $192,000 and $192,000. At December 31,
     2005, the ESOP owned approximately 215,000 shares of the Company's common stock.

     The Company maintains a 401(k) plan covering employees who have completed 1,000 hours of service during a 12-month period and are age 21 or older. Voluntary employee contributions are partially matched by the Company. The Company made contributions to the plan for the years ended December 31, 2005, 2004 and 2003 of $163,000, $97,000 and $77,000, respectively.

     The Company has a nonqualified executive deferred compensation plan for key executives and directors. Under this plan, participants voluntarily elect to defer a portion of their salary, bonus or fees and the Company is required to credit these deferrals with interest. The Company's deferred compensation obligation of $2,415,000 and $2,305,000 as of December 31, 2005 and 2004, respectively, is included in accrued interest payable and other liabilities.

     The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and holds policies with cash surrender values of $28,495,000 and $27,541,000 at December 31, 2005 and 2004, respectively.
     The related accrued pension obligation of $2,968,000 and $2,758,000 as of December 31, 2005 and 2004, respectively, is included in accrued interest payable and other liabilities.

     The following tables set forth the status of the nonqualified supplemental retirement defined benefit pension plans at or for the year ended
     December 31 (in thousands):

                                                                  2005          2004
                                                               ----------    ----------
     CHANGE IN PROJECTED BENEFIT OBLIGATION:
       Projected benefit obligation at beginning of year       $   (2,916)   $   (2,587)
       Service cost                                                  (277)         (235)
       Interest cost                                                 (195)         (173)
       Actuarial loss                                              (1,229)         (139)
       Benefits paid                                                  318           218
                                                               ----------    ----------
         Projected benefit obligation at end of year           $   (4,299)   $   (2,916)
                                                               ==========    ==========
     CHANGE IN PLAN ASSETS:
       Fair value of plan assets at beginning of year
       Employer contribution                                   $      318    $      218
       Benefits paid                                                 (318)         (218)
                                                               ----------    ----------
         Fair value of plan assets at end of year              $        -    $        -
                                                               ==========    ==========
     FUNDING:
       Unfunded status                                         $   (4,299)   $   (2,916)
       Unrecognized actuarial gain                                  1,125          (104)
       Unrecognized prior service cost                                206           237
       Unrecognized net transition obligation                           -            25
                                                               ----------    ----------
         Net amount recognized (accrued pension cost)          $   (2,968)   $   (2,758)
                                                               ==========    ==========

                                                                          2005          2004
                                                                       ----------    ----------
     ASSUMPTIONS USED IN COMPUTING THE UNFUNDED STATUS AND
      PERIODIC BENEFIT COSTS WERE:
       Discount rate                                                         6.50%         6.50%
       Expected return on assets                                              N/A           N/A
       Rate of compensation increase
        (supplemental executive retirement plan only)                        8.00%         8.00%

                                                             2005          2004         2003
                                                          ----------    ----------   ----------
     COMPONENTS OF NET PERIODIC BENEFITS COST:
       Service cost                                       $      277    $      235   $      197
       Interest cost                                             195           173          164
       Amortization of net obligation at transition               25            25           25
       Prior service amortization                                 31            31           31
       Recognized net actuarial gain                               -             -          (10)
                                                          ----------    ----------   ----------
         Net periodic net actuarial gain                  $      528    $      464   $      407
                                                          ==========    ==========   ==========

     Estimated costs expected to be accrued in 2006 are $848,000. The following table presents the benefits expected to be paid under the plan in the periods indicated (in thousands):

                    YEAR                    PENSION BENEFITS
                 -----------                ----------------
                    2006                    $            305
                    2007                                 313
                    2008                                 313
                    2009                                 313
                    2010                                 313
                 2011 - 2015                           1,654

14.  STOCK-BASED COMPENSATION

     During 2005, 2004 and 2003, each director was awarded 900 shares of common stock, resulting in an additional 8,550, 6,300 and 8,100 shares being issued. Compensation cost related to these awards was recognized based on the fair value of the shares at the date of the award.

     Under the Company's stock option plans as of December 31, 2005, 912,832 shares of the Company's common stock are available for future grants to directors and employees of the Company. Under the Director Plan, options may not be granted at a price less than 85% of fair market value at the date of the grant. Under the Employee Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under both plans, options may be exercised over a ten year term and vest ratably over four years from the date of the grant. A summary of outstanding stock options follows:

                                                                    WEIGHTED
                                                                    AVERAGE
                                                                    EXERCISE
                                                       OPTIONS       PRICE
                                                     ----------    ----------
     Outstanding, January 1, 2003                     1,015,298    $     7.90

       Granted                                           65,100         13.06
       Exercised                                        (66,583)         7.34
       Expired or canceled                              (15,839)         7.46
                                                     ----------
     Outstanding December 31, 2003                      997,976          8.28

       Granted                                           55,652         15.85
       Options assumed in merger                        114,759          5.96
       Exercised                                        (76,814)         6.98
       Expired or canceled                              (33,825)         7.24
                                                     ----------
     Outstanding December 31, 2004                    1,057,748          8.55

       Granted                                           76,899         18.96
       Exercised                                       (203,464)         6.98
       Expired or canceled                              (34,623)        15.03
                                                     ----------
     Outstanding December 31, 2005                      896,560    $     9.51
                                                     ==========    ==========

     (777,595 exercisable at weighted average price of $8.59)

     Information about stock options outstanding at December 31, 2005 is summarized as follows:

                                                        AVERAGE                         AVERAGE
                                        AVERAGE         EXERCISE                        EXERCISE
        RANGE OF                       REMAINING        PRICE OF                        PRICE OF
        EXERCISE        OPTIONS       CONTRACTUAL       OPTIONS         OPTIONS         OPTIONS
         PRICES       OUTSTANDING     LIFE (YEARS)    OUTSTANDING     EXERCISABLE     EXERCISABLE
     -------------   -------------   -------------   -------------   -------------   -------------
     $   5.53-6.09           9,000         1         $        5.90           9,000   $        5.90
     $  5.36-10.63         114,647         2         $        9.09         114,647   $        9.09
     $  6.80-8.58          370,900         3         $        7.26         369,535   $        7.26
     $        6.67           7,500         4         $        6.67           7,500   $        6.67
     $   7.58-8.87         136,952         5         $        8.02         136,952   $        8.02
     $  9.40-10.24         101,063         6         $       10.03          80,018   $       10.03
     $       13.07          52,975         7         $       13.07          31,565   $       13.07
     $ 15.75-16.18          38,362         8         $       15.77          15,345   $       15.77
     $ 17.00-19.86          65,161         9         $       18.84          13,033   $       18.84

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

     There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the years ended December 31 is reconciled as follows
     (in thousands):

                                                                       2005         2004         2003
                                                                    ----------   ----------   ----------
     CALCULATION OF BASIC EARNINGS PER SHARE:
       Numerator - net income                                       $    9,149   $    8,379        7,971
       Denominator - weighted average common shares outstanding          7,424        6,780        6,715
                                                                    ----------   ----------   ----------
         Basic earnings per share                                   $     1.23   $     1.24   $     1.19
                                                                    ==========   ==========   ==========
     CALCULATION OF DILUTED EARNINGS PER SHARE:
       Numerator - net income                                       $    9,149   $    8,379   $    7,971
       Denominator:
         Weighted average common shares outstanding                      7,424        6,780        6,715
         Dilutive effect of outstanding options                            374          384          364
                                                                    ----------   ----------   ----------
           Weighted average common shares outstanding
            and common stock equivalents                                 7,798        7,164        7,079
                                                                    ----------   ----------   ----------
           Diluted earnings per share                               $     1.17   $     1.17   $     1.13
                                                                    ==========   ==========   ==========

16.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company's financial position or results of its operations or its cash flows.

     The Company has operating leases for certain premises and equipment. Rent expense for such leases for the years ended December 31, 2005, 2004 and 2003 was $1,241,000, $968,000 and $627,000.

     The following schedule represents the Company's noncancelable future minimum scheduled lease payments at December 31, 2005 (in thousands):

     2006                                                           $    1,224
     2007                                                                1,195
     2008                                                                  950
     2009                                                                  575
     2010                                                                  178
     Thereafter                                                            437
                                                                    ----------
       Total                                                        $    4,559
                                                                    ==========

     The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $14,196,000 and $4,933,000 at December 31, 2005 and 2004. At December 31, 2005, commercial and consumer lines of credit and real estate loans of approximately $78,602,000 and $127,608,000 were undisbursed. At December 31, 2004, commercial and consumer lines of credit and real estate loans of approximately $46,199,000 and $121,471,000 were undisbursed.

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

     Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at December 31, 2005 and 2004, no losses are anticipated as a result of these commitments.

     In management's opinion, a concentration exists in real estate-related loans which represent approximately 77% and 75% of the Company's loan portfolio at December 31, 2005 and 2004. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

17.  RELATED PARTY TRANSACTIONS

     At December 31, 2005 and 2004, certain officers, directors and their associates and principal shareholders were indebted to the Company for loans made on substantially the same terms, including interest rates and collateral, as comparable transactions with unaffiliated parties.

     A summary of activity for the years ended December 31, 2005 and 2004 is as follows (in thousands; renewals are not reflected as either new loans or repayments):

                                                         2005          2004
                                                      ----------    ----------
     Beginning balance                                $    5,320    $    3,817
     Borrowings                                            3,613         3,713
     Repayments                                           (2,733)       (2,210)
     Directors or officers no longer
      associated with the Company                         (1,868)            -
                                                      ----------    ----------
                                                      $    4,332    $    5,320
                                                      ==========    ==========

18.  REGULATORY MATTERS

     The Company, NVB, and NVB BB are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, NVB and NVB BB must meet specific capital guidelines that involve quantitative measures of the Company's, NVB's and NVB BB's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's, NVB's and NVB BB's capital amounts and NVB's and NVB BB's prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company, NVB and NVB BB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company, NVB and NVB BB meet all capital adequacy requirements to which they are subject.

     The most recent notifications from the Federal Deposit Insurance Corporation for NVB and NVB BB as of December 31, 2005 categorized NVB and NVB BB as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized NVB and NVB BB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed NVB's or NVB BB's category.

     The Company's, NVB's and NVB BB's actual capital amounts (in thousands) and ratios are also presented in the following tables.

                                                                                                           TO BE WELL CAPITALIZED
                                                                                   FOR CAPITAL             UNDER PROMPT CORRECTIVE
                                                             ACTUAL              ADEQUACY PURPOSES            ACTION PROVISIONS
                                                     -----------------------    -----------------------    -----------------------
                                                                                 MINIMUM      MINIMUM       MINIMUM      MINIMUM
                                                       AMOUNT       RATIO         AMOUNT       RATIO         AMOUNT       RATIO
                                                     ----------   ----------    ----------   ----------    ----------   ----------
     COMPANY
     As of December 31, 2005:
       Total capital (to risk weighted assets)       $   94,473        11.92%   $   63,395         8.00%          N/A          N/A
       Tier 1 capital (to risk weighted assets)      $   80,181        10.12%   $   31,698         4.00%          N/A          N/A
       Tier 1 capital (to average assets)            $   80,181         8.87%   $   36,147         4.00%          N/A          N/A

     As of December 31, 2004:
       Total capital (to risk weighted assets)       $   74,859        11.73%   $   51,036         8.00%          N/A          N/A
       Tier 1 capital (to risk weighted assets)      $   67,642        10.60%   $   25,518         4.00%          N/A          N/A
       Tier 1 capital (to average assets)            $   67,642         7.89%   $   34,274         4.00%          N/A          N/A

     NORTH VALLEY BANK
     As of December 31, 2005:
       Total capital (to risk weighted assets)       $   76,647        11.58%   $   52,940         8.00%       66,175        10.00%
       Tier 1 capital (to risk weighted assets)      $   70,127        10.60%   $   26,470         4.00%       39,705         6.00%
       Tier 1 capital (to average assets)            $   70,127         9.19%   $   30,522         4.00%       38,153         5.00%

     As of December 31, 2004:
       Total capital (to risk weighted assets)       $   62,201        11.59%   $   42,942         8.00%       53,678        10.00%
       Tier 1 capital (to risk weighted assets)      $   56,074        10.45%   $   21,471         4.00%       32,207         6.00%
       Tier 1 capital (to average assets)            $   56,074         7.49%   $   29,953         4.00%       37,442         5.00%

     NORTH VALLEY BUSINESS  BANK
     As of December 31, 2005:
       Total capital (to risk weighted assets)       $   15,354        11.02%   $   11,145         8.00%       13,931        10.00%
       Tier 1 capital (to risk weighted assets)      $   14,010        10.06%   $    5,572         4.00%        8,359         6.00%
       Tier 1 capital (to average assets)            $   14,010         9.89%   $    5,669         4.00%        7,086         5.00%

     As of December 31, 2004:
       Total capital (to risk weighted assets)       $   10,521        10.38%   $    8,108         8.00%       10,134        10.00%
       Tier 1 capital (to risk weighted assets)      $    9,431         9.31%   $    4,054         4.00%        6,081         6.00%
       Tier 1 capital (to average assets)            $    9,431         8.73%   $    4,321         4.00%        5,401         5.00%

     The Company's ability to pay cash dividends is dependent on dividends paid to it by NVB and NVB BB and limited by California law. Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. California General Corporation Law prohibits the Company from paying dividends on its common stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend, the sum of the Company's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.

     The Company's ability to pay dividends is also limited by certain covenants contained in the indentures relating to trust preferred securities that have been issued by four business trusts and corresponding junior subordinated debentures. The Company owns the common stock of the four business trusts. The indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if the Company is in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if the Company gives notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then the Company may not, among other restrictions, declare or pay any dividends.

     Dividends from NVB or NVB BB to the Company are restricted under certain federal laws and regulations governing banks. In addition, California law restricts the total dividend payments of any bank to the lesser of the bank's retained earnings or the bank's net income for the latest three fiscal years, less dividends previously declared during that period, at any time without the prior approval of the California Department of Financial Institutions. As of December 31, 2005, the maximum amount available for dividend distributions by NVB and NVB BB to the Company under these restrictions was approximately $7.2 million.

19.  OTHER NONINTEREST EXPENSES

     The major classifications of other noninterest expenses for the years ended December 31 were as follows (in thousands):

                                            2005         2004         2003
                                         ----------   ----------   ----------
     Professional services               $    1,546   $    1,002   $      952
     ATM and on-line banking expense            755          718        1,007
     Printing and supplies                      606          569        1,021
     Marketing expense                        1,011          726          946
     Operations expense                         953          778          729
     Loan expense                               574          544          828
     Amortization of intangibles                651          541          501
     Other                                    6,828        4,874        3,440
                                         ----------   ----------   ----------
                                         $   12,924   $    9,752   $    9,424
                                         ==========   ==========   ==========

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. Although management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimation technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of financial instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Estimates of fair value have not been adjusted to reflect tax ramifications or changes in market conditions subsequent to December 31, 2005; therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

     The following assumptions were used as of December 31, 2005 and 2004 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

          (e) Bank-owned Life Insurance - The carrying amount and estimated fair values are based on current cash surrender values at each reporting date provided by the insurers.

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

          (j) Commitments to Fund Loans/Standby Letters of Credit - The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The differences between the carrying value of commitments to fund loans or stand by letters of credit and their fair value are not significant and therefore not included in the following table.

          (k) Accrued Interest Receivable/Payable - The carrying amount of accrued interest receivable and accrued interest payable represents a reasonable estimate of fair value.

                                                          2005                      2004
                                                -----------------------   -----------------------
                                                 CARRYING       FAIR       CARRYING       FAIR
                                                  AMOUNT        VALUE       AMOUNT        VALUE
                                                ----------   ----------   ----------   ----------
     FINANCIAL ASSETS
       Cash and cash equivalents                $   56,094   $   56,094   $   24,215   $   24,215
       FHLB, FRB and other securities           $    5,663   $    5,663   $    4,826   $    4,826
       Interest bearing deposits in other
        financial institutions                  $        -   $        -   $      500   $      500
       Securities:
         Available for sale                     $  164,258   $  164,258   $  218,961   $  218,961
         Held to maturity                       $       91   $       88   $      133   $      131
       Loans and leases                         $  616,648   $  620,597   $  546,128   $  553,833
       Bank-owned life insurance                $   28,495   $   28,495   $   27,541   $   27,541
       Accrued interest receivable              $    3,834   $    3,834   $    3,163   $    3,163

     FINANCIAL LIABILITIES
       Deposits                                 $  746,690   $  746,655   $  711,654   $  711,295
       Other borrowed funds                     $   56,500   $   55,891   $   57,594   $   57,108
       Subordinated debentures                  $   31,961   $   44,821   $   21,651   $   24,321
       Accrued interest payable                 $    1,390   $    1,390   $    1,249   $    1,249

21.  PARENT COMPANY ONLY - CONDENSED FINANCIAL INFORMATION

     The condensed financial statements of North Valley Bancorp are presented below (in thousands):

     CONDENSED BALANCE SHEET
     DECEMBER 31, 2005 AND 2004
     ---------------------------------------------------------------------------

                                                                       2005         2004
                                                                    ----------   ----------
     ASSETS
     Cash and cash equivalents                                      $    2,114   $      162
     Available for sale securities at fair value                            28           96
     Investments in banking subsidiaries                                99,997       84,296
     Investments in other subsidiaries                                     633          365
     Investment in unconsolidated subsidiary grantor trusts                961          651
     Other assets                                                        1,616        2,993
                                                                    ----------   ----------
       Total assets                                                 $  105,349   $   88,563
                                                                    ==========   ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Dividend payable                                               $      749
     Subordinated debentures                                            31,961   $   21,651
     Other liabilities                                                     838        1,464
     Stockholders' equity                                               71,801       65,448
                                                                    ----------   ----------
       Total liabilities and stockholders' equity                   $  105,349   $   88,563
                                                                    ==========   ==========

     CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
     YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
     ---------------------------------------------------------------------------

                                                                       2005          2004          2003
                                                                    ----------    ----------    ----------
     INCOME:
       Dividends from subsidiaries                                  $    4,500    $   12,600    $    5,200
       Other income                                                     10,413         7,501         8,685
                                                                    ----------    ----------    ----------
         Total income                                                   14,913        20,101        13,885

     EXPENSE:
       Interest on subordinated debentures                               1,708         1,563         1,306
       Salaries and employee benefits                                    8,517         6,259         5,657
       Legal and accounting                                              1,259           801           952
       Other                                                             2,836         2,246         2,638
       Merger and acquisition expense                                                     38
       Tax benefit                                                      (1,631)       (1,424)         (766)
                                                                    ----------    ----------    ----------
         Total expense                                                  12,689         9,483         9,787
                                                                    ----------    ----------    ----------
     Income before equity in undistributed income of subsidiaries        2,224        10,618         4,098
     Equity in undistributed (distributed) income of subsidiaries        6,925        (2,239)        3,873
                                                                    ----------    ----------    ----------
     Net income                                                          9,149         8,379         7,971

     Other comprehensive loss, net of tax                               (1,574)         (724)       (1,805)
                                                                    ----------    ----------    ----------
     Total comprehensive income                                     $    7,575    $    7,655    $    6,166
                                                                    ==========    ==========    ==========

     CONDENSED STATEMENT OF CASH FLOWS
     YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
     ---------------------------------------------------------------------------

                                                                       2005          2004          2003
                                                                    ----------    ----------    ----------
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                   $    9,149    $    8,379    $    7,971
       Adjustments to reconcile net income to net cash
         provided by operating  activities:
          Equity in (undistributed) distributed income of
           subsidiaries                                                 (6,925)        2,239        (3,873)
          Stock-based compensation expense                                 182           126           241
          Effect of changes in:
            Other assets                                                 1,274          (162)         (684)
            Other liabilities                                               32          (495)          353
                                                                    ----------    ----------    ----------
              Net cash provided by operating activities                  3,712        10,087         4,008
                                                                    ----------    ----------    ----------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of available for sale securities                            -        (3,997)      (18,700)
       Proceeds from maturities of available for sale securities           153         3,997        18,700
       Investment in and acquisition of subsidiaries                   (10,600)      (12,553)
       Investment in unconsolidated subsidiary grantor trusts             (310)         (155)         (186)
                                                                    ----------    ----------    ----------
              Net cash used in investing activities                    (10,757)      (12,708)         (186)
                                                                    ----------    ----------    ----------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash dividends paid                                              (2,232)       (3,420)       (2,672)
       Proceeds from issuance of subordinated debentures                10,310         5,155         6,186
       Repurchase of common shares                                        (189)                     (8,235)
       Stock options exercised                                           1,108           521           396
       Cash paid for fractional shares                                                                  (2)
                                                                    ----------    ----------    ----------
              Net cash provided by (used in) financing activities        8,997         2,256        (4,327)
                                                                    ----------    ----------    ----------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    1,952          (365)         (505)

     CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        162           527         1,032
                                                                    ----------    ----------    ----------
     CASH AND CASH EQUIVALENTS AT END OF YEAR                       $    2,114    $      162    $      527
                                                                    ==========    ==========    ==========

                                INDEX OF EXHIBITS

                                                                                              SEQUENTIAL
EXHIBIT NO.    EXHIBIT NAME                                                                   PAGE NO
-----------    ---------------------------------------------------------------------------    ------------
2(a)           Agreement and Plan of Reorganization and Merger, dated as of October 3,        *
               1999 (incorporated by reference from Exhibit 2.1 to the Company's Current
               Report on Form 8-K filed with the Commission on October 12, 1999).

2(b)           Addendum to Agreement and Plan of Reorganization and Merger dated as of        *
               September 25, 2000 (incorporated by reference from Exhibit 2.7 to the
               Company's Current Report on Form 8-K filed with the Commission on
               September 29, 2000).

2(c)           Agreement and Plan of Merger Merger dated April 23, 2004, by and between       *
               North Valley Bancorp and Yolo Community Bank (incorporated by reference from Exhibit 99.54 to the Company's Current Report on Form 8-K filed with the Commission on April 26, 2004).

3(a)           Amended and Restated Articles of Incorporation of North Valley Bancorp         *
               (incorporated by reference from Exhibit 3(i) to the Company's Quarterly
               Report on Form 10-Q filed with the Commission for the period ended June 30,
               1998).

3(b)           Certificate of Amendment of Amended and Restated Articles of Incorporation     *
               of North Valley Bancorp.

3(c)           By-laws of North Valley Bancorp, as amended and restated.                      *

4(a)           Amended and Restated Declaration of Trust (North Valley Capital Trust I)       *
               dated July 16, 2001 (incorporated by reference from Exhibit 4(a) to the
               Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).

4(b)           Indenture (North Valley Capital Trust I) dated July 16, 2001 (incorporated     *
               by reference from Exhibit 4(b) to the Company's Annual Report on Form 10-K
               filed with the Commission for the year ended December 31, 2001).

4(c)           Junior Subordinated Debt security of North Valley Bancorp (incorporated by     *
               reference from Exhibit 4(c) to the Company's Annual Report on Form 10-K
               filed with the Commission for the year ended December 31, 2001).

4(d)           Guarantee Agreement for North Valley Capital Trust I (North Valley Bancorp)    *
               dated July 16, 2001 (incorporated by reference from Exhibit 4(d) to the
               Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).

4(e)           Amended and Restated Declaration of Trust (North Valley Capital Trust II)      *
               dated April 10, 2003 (incorporated by reference from Exhibit 4(e) to the
               Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).

4(f)           Indenture (North Valley Capital Trust II) dated April 10, 2003                 *
               (incorporated by reference from Exhibit 4(f) to the Company's Quarterly
               Report on Form 10-Q filed with the Commission for the period ended
               March 31, 2004).

4(g)           Guarantee Agreement for North Valley Capital Trust II (North Valley            *
               Bancorp) dated April 10, 2003 (incorporated by reference from Exhibit 4(g)
               to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).

4(h)           Amended and Restated Declaration of Trust (North Valley Capital Trust III)     *
               dated May 5, 2004 (incorporated by reference from Exhibit 4(h) to the
               Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).

4(i)           Indenture (North Valley Capital Trust III) dated May 5, 2004 (incorporated     *
               by reference from Exhibit 4(i) to the Company's Quarterly Report on Form
               10-Q filed with the Commission for the period ended March 31, 2005).

4(j)           Guarantee Agreement for North Valley Capital Trust III (North Valley           *
               Bancorp) dated May 5, 2004 (incorporated by reference from Exhibit 4(j) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).

4(k)           Amended and Restated Declaration of Trust (North Valley Capital Statutory      *
               Trust IV) dated December 29, 2005 (incorporated by reference from
               Exhibit 99.94 to the Company's Current Report on Form 8-K filed with the
               Commission on January 5, 2006).

4(l)           Indenture (North Valley Capital Statutory Trust IV) dated December 29, 2005    *
               (incorporated by reference from Exhibit 99.95 to the Company's Current
               Report on Form 8-K filed with the Commission on January 5, 2006).

4(m)           Guarantee Agreement for North Valley Capital Statutory Trust IV (North         *
               Valley Bancorp) dated December 29, 2005 (incorporated by reference from
               Exhibit 99.96 to the Company's Current Report on Form 8-K filed with the
               Commission on January 5, 2006).

4(n)           Junior Subordinated Debt Security Due 2036 (North Valley Capital Statutory     *
               Trust IV) (incorporated by reference from Exhibit 99.97 to the Company's
               Current Report on Form 8-K filed with the Commission on January 5, 2006).

4(o)           Capital Security Certificate (North Valley Capital Statutory Trust IV)         *
               (incorporated by reference from Exhibit 99.98 to the Company's Current
               Report on Form 8-K filed with the Commission on January 5, 2006).

10(a)          Shareholder Protection Rights Agreement, dated September 9, 1999               *
               (incorporated by reference from Exhibit 4 to the Company's Current Report on Form 8-K filed with the Commission on September 23, 1999).

10(b)          North Valley Bancorp 1989 Employee Stock Option Plan, as amended               *
               (incorporated by reference from Exhibit 4.1 to Post-Effective Amendment No.
               One to the Company's Registration Statement on Form S-8 (No. 33-32787)
               filed with the Commission on December 26, 1989). **

10(c)          North Valley Bancorp 1989 Employee Nonstatutory Stock Option Agreement         *
               (incorporated by reference from Exhibit 4.3 to Post-Effective Amendment No.
               One to the Company's Registration Statement on Form S-8 (No. 33-32787)
               filed with the Commission on December 26, 1989). **

10(d)          North Valley Bancorp 1989 Director Stock Option Plan, as amended               *
               (incorporated by reference from Exhibit 4.2 to Post-Effective Amendment No.
               One to the Company's Registration Statement on Form S-8 (No. 33-32787)
               filed with the Commission on December 26, 1989). **

10(e)          North Valley Bancorp 1989 Director Nonstatutory Stock Option Agreement         *
               (incorporated by reference from Exhibit 4.4 to Post-Effective Amendment No.
               One to the Company's Registration Statement on Form S-8 (No. 33-32787)
               filed with the Commission on December 26, 1989). **

10(f)          North Valley Bancorp Employee Stock Ownership Plan, amended and restated as    *
               of January 1, 1999 (incorporated by reference from Exhibit 10(f) to the
               Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).

10(g)          First Amendment to North Valley Bancorp Employee Stock Ownership Plan,         *
               dated October 24, 2002 (incorporated by reference from Exhibit 10(g) to the
               Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).

10(h)          Second Amendment to North Valley Bancorp Employee Stock Ownership Plan,        *
               dated November 17, 2003 (incorporated by reference from Exhibit 10(h) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).

10(i)          Third Amendment to North Valley Bancorp Employee Stock Ownership Plan,         *
               effective September 1, 2004(incorporated by reference from Exhibit 10(i) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).

10(j)          Supplemental Executive Retirement Plan (incorporated by reference from         *
               Exhibit 10(i) to the Company's Annual Report on Form 10-K filed with the
               Commission for the year ended December 31, 1988). **

10(k)          Executive Deferred Compensation Plan (incorporated by reference from           *
               Exhibit 10(j) to the Company's Annual Report on Form 10-K filed with the
               Commission for the year ended December 31, 1988). **

10(l)          Supplemental Retirement Plan for Directors (incorporated by reference from     *
               Exhibit 10(k) to the Company's Annual Report on Form 10-K filed with the
               Commission for the year ended December 31, 1988). **

10(m)          Legal Services Agreement dated as of January 1, 2001, between North Valley     *
               Bancorp and J.M. Wells, Jr., Attorney at Law (incorporated by reference from Exhibit 10(m) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2002).

10(n)          Executive Deferred Compensation Plan, effective January 1, 1989, restated      *
               April 1, 1995 (incorporated by reference from Exhibit 10(dd) to the
               Company's Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997). **

10(o)          Directors' Deferred Compensation Plan, effective April 1, 1995                 *
               (incorporated by reference from Exhibit 10(ee) to the Company's Annual
               Report on Form 10-KSB filed with the Commission for the year ended
               December 31, 1997). **

10(p)          Umbrella TrustTM for Directors, effective April 1, 1995 (incorporated by       *
               reference from Exhibit 10(ff) to the Company's Annual Report on Form 10-KSB
               filed with the Commission for the year ended December 31 1997). **

10(q)          Umbrella TrustTM for Executives, effective April 1, 1995 (incorporated by      *
               reference from Exhibit 10(gg) to the Company's Annual Report on Form 10-KSB
               filed with the Commission for the year ended December 31, 1997). **

10(r)          Indemnification Agreement (incorporated by reference from Exhibit 10 to the    *
               Company's Quarterly Report filed with the Commission for the period ended
               June 30, 1998).

10(s)          North Valley Bancorp 1998 Employee Stock Incentive Plan, as amended through    *
               July 26, 2001 (incorporated by reference from Exhibit 99.1 to the Company's
               Registration Statement on Form S-8 (No. 333-65950) filed with the
               Commission on July 26, 2001). **

10(t)          North Valley Bancorp 1999 Director Stock Option Plan (incorporated by          *
               reference from Exhibit 99.1 to the Company's Registration Statement on Form
               S-8 (No. 333-65948) filed with the Commission on July 26, 2001). **

10(u)          Amendment No. Two to the North Valley Bancorp 1989 Director Stock Option       *
               Plan (incorporated by reference from Exhibit 10(v) to the Company's Annual
               Report on Form 10-K filed with the Commission for the year ended
               December 31, 1998). **

10(v)          Branch Purchase and Assumption Agreement dated as of September 15, 2000,       *
               between North Valley Bancorp and Scott Valley Bank (incorporated by reference from Exhibit 99.19 to the Company's Current Report on Form 8-K
               filed with the Commission on September 29, 2000).

10(w)          Form of Executive Deferred Compensation Agreement executed in December 2000    *
               between North Valley Bank and each of Michael J. Cushman, Sharon L. Benson,
               Jack R. Richter and Eric J. Woodstrom (incorporated by reference from
               Exhibit 10(y) to the Company's Annual Report on Form 10-K filed with the
               Commission for the year ended December 31, 2001).**

10(x)          Form of Director Deferred Fee Agreement executed in December 2000 between      *
               North Valley Bank and each of Rudy V. Balma, William W. Cox, Royce L.
               Friesen, Dan W. Ghidinelli, Thomas J. Ludden, Douglas M. Treadway and J.M.
               Wells, Jr. (incorporated by reference from Exhibit 10(aa) to the Company's
               Annual Report on Form 10-K filed with the Commission for the year ended
               December 31, 2001).**

10(y)          Form of Director Deferred Fee Agreement executed in December 2000 between      *
               Six Rivers National Bank and each of Kevin D. Hartwick, William T. Kay,
               Jr., J. Michael McGowan, Warren L. Murphy and Dolores M. Vellutini
               (incorporated by reference from Exhibit 10(bb) to the Company's Annual
               Report on Form 10-K filed with the Commission for the year ended
               December 31, 2001).**

10(z)          Form of Employment Agreement executed in January 2001 between North Valley     *
               Bancorp and each of Michael J. Cushman, Jack R. Richter, Eric J. Woodstrom,
               Edward J. Czajka and Sharon L. Benson (incorporated by reference from
               Exhibit 10(cc) to the Company's Annual Report on Form 10-K filed with the
               Commission for the year ended December 31, 2001).**

10(aa)         Employment Agreement executed in May 2001 between Six Rivers National Bank     *
               and Russell Harris (incorporated by reference from Exhibit 10(dd) to the
               Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

10(bb)         Form of Salary Continuation Agreement executed in October 2001 between         *
               North Valley Bancorp and each of Michael J. Cushman, Jack R. Richter, Eric
               J. Woodstrom, Edward J. Czajka and Sharon L. Benson (incorporated by reference from Exhibit 10(ee) to the Company's Annual Report on Form 10-K
               filed with the Commission for the year ended December 31, 2001).**

10(cc)         Park Marina Lease dated July 23, 2001, between The McConnell Foundation and    *
               North Valley Bancorp for 300 Park Marina Circle, Redding, California 96001
               (incorporated by reference from Exhibit 10(ff) to the Company's Annual
               Report on Form 10-K filed with the Commission for the year ended
               December 31, 2001).

10(dd)         Form of Salary Continuation Agreement executed in October 2001 between Six     *
               Rivers National Bank and each of Russell Harris and Margie L. Plum
               (incorporated by reference from Exhibit 10(gg) to the Company's Annual
               Report on Form 10-K filed with the Commission for the year ended
               December 31, 2001).**

10(ee)         Form of Executive Deferred Compensation Agreement executed in January 2001     *
               between North Valley Bank and Edward J. Czajka (incorporated by reference from Exhibit 10(hh) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

10(ff)         Form of Executive Deferred Compensation Agreement executed in December 2001    *
               between North Valley Bank and each of Michael J. Cushman, Sharon L. Benson,
               Jack R. Richter, Edward J. Czajka and Eric J. Woodstrom (incorporated by reference from Exhibit 10(ii) to the Company's Annual Report on Form 10-K
               filed with the Commission for the year ended December 31, 2001).**

10(gg)         Form of Executive Deferred Compensation Agreement executed in January 2002     *
               between Six Rivers National Bank and Russell Harris (incorporated by reference from Exhibit 10(jj) to the Company's Annual Report on Form 10-K
               filed with the Commission for the year ended December 31, 2001).**

10(hh)         Form of Director Deferred Fee Agreement executed in December 2001 between      *
               North Valley Bank and each of Rudy V. Balma, William W. Cox, Royce L.
               Friesen, Dan W. Ghidinelli, Thomas J. Ludden, Douglas W. Treadway and J.M.
               Wells, Jr. (incorporated by reference from Exhibit 10(kk) to the Company's
               Annual Report on Form 10-K filed with the Commission for the year ended
               December 31, 2001).**

10(ii)         Director Deferred Fee Agreement executed in December 2001 between Six          *
               Rivers National Bank and each of Kevin D. Hartwick, William T. Kay, Jr.,
               John J. Gierek, Jr., Warren L. Murphy and Dolores M. Vellutini
               (incorporated by reference from Exhibit 10(ll) to the Company's Annual
               Report on Form 10-K filed with the Commission for the year ended December
               31, 2001).**

10(jj)         Information services contract with Information Technology, Inc. dated June     *
               17, 2002 (incorporated by reference from Exhibit 10(mm) to the Company's
               Annual Report on Form 10-K filed with the Commission for the year ended
               December 31, 2002).

10(kk)         Form of Employment Agreement executed in March 2004 between North Valley       *
               Bancorp and Russell Harris (incorporated by reference from Exhibit 10(jj)
               to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003).**

10(ll)         Form of Employment Agreement dated August 31, 2004 between North Valley        *
               Bancorp and Yolo Community Bank and John A. DiMichele (incorporated by reference from Exhibit 99.71 to the Company's Quarterly Report on Form 10-Q
               filed with the Commission for the period ended September 30, 2004).**

10(mm)         Executive Deferred Compensation Agreement dated December 31, 2004 between      *
               North Valley Bancorp and John A. DiMichele (incorporated by reference from
               Exhibit 10(nn) to the Company's Current Report on Form 8-K filed with the
               Commission on January 4, 2005).**

10(nn)         Severance and Release Agreement (effective as of February 4, 2005) between     *
               John A. DiMichele and North Valley Bancorp and NVB Business Bank, formerly named Yolo Community Bank (incorporated by reference from Exhibit 99.78 to the Company's Current Report on Form 8-K filed with the Commission on
               March 9, 2005).**

10(oo)         Executive Deferred Compensation Agreement dated December 31, 2004 between      *
               North Valley Bancorp and Leo J. Graham (incorporated by reference from
               Exhibit 10(oo) to the Company's Current Report on Form 8-K filed with the
               Commission on January 4, 2005).**

10(pp)         Director Deferred Fee Agreement dated December 31, 2004 between North          *
               Valley Bancorp and Martin Mariani (incorporated by reference from Exhibit
               10(pp) to the Company's Current Report on Form 8-K filed with the
               Commission on January 4, 2005).**

10(qq)         Amendment No. 1 to Park Marina Lease, dated July 24, 2003, between The         *
               McConnell Foundation and North Valley Bancorp (incorporated by reference from Exhibit 10(kk) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003).

10(rr)         Cottonwood Branch sublease extension agreement dated August 7, 2003,           *
               between North Valley Bank and North State Grocery, Inc. (incorporated by reference from Exhibit 10(ll) to the Company's Annual Report on Form 10-K
               filed with the Commission for the year ended December 31, 2003).

10(ss)         Westwood Branch lease agreement dated December 1, 2003, between North          *
               Valley Bank and Daha Investments (incorporated by reference from Exhibit
               10(mm) to the Company's Annual Report on Form 10-K filed with the
               Commission for the year ended December 31, 2003).

10(tt)         Lease Agreement for 618 Main Street, Woodland, California, dated February      *
               26, 2004, between Yolo Community Bank and Thomas and Margaret Stallard
               (incorporated by reference from Exhibit 10(mm) to the Company's Annual
               Report on Form 10-K filed with the Commission for the year ended
               December 31, 2004).

10(uu)         Lease Agreement for 626, 628 Main Street, 400 Second Street, Woodland,         *
               California, dated February 26, 2004, between Yolo Community Bank and Thomas and Margaret Stallard (incorporated by reference from Exhibit 10(mm) to the
               Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).

10(vv)         Lease for 100 B Street, Suite 110, Santa Rosa, California, dated October       *
               19, 2004, between North Valley Bank and Sonja Valentina LLC (incorporated by reference from Exhibit 10(mm) to the Company's Annual Report on Form
               10-K filed with the Commission for the year ended December 31, 2004).

10(ww)         Lease for 375 North Sunrise Blvd., Suite 100, Roseville, California, dated     *
               January 7, 2005, between Yolo Community Bank and MW Investments
               (incorporated by reference from Exhibit 10(mm) to the Company's Annual
               Report on Form 10-K filed with the Commission for the year ended
               December 31, 2004).

10(xx)         Office Building Lease for 101 North State Street, Suite A, Ukiah,              *
               California, dated November 3, 2004, between North Valley Bank and Southport
               Land & Commercial Company, Inc (incorporated by reference from Exhibit
               10(mm) to the Company's Annual Report on Form 10-K filed with the
               Commission for the year ended December 31, 2004).

10(yy)         Lease for 711 Jefferson Street, Suite A, Fairfield, California, dated          *
               September 30, 2004, between Yolo Community Bank and JLC Contracting, Inc
               (incorporated by reference from Exhibit 10(mm) to the Company's Annual
               Report on Form 10-K filed with the Commission for the year ended
               December 31, 2004).

10(zz)         North Valley Bancorp 401(k) Plan, amended and restated effective September     *
               1, 2004 (incorporated by reference from Exhibit 10(mm) to the Company's
               Annual Report on Form 10-K filed with the Commission for the year ended
               December 31, 2004).

10(aaa)        Lease for 100 B Street, suite 360, Santa Rosa, California, dated April 15,     *
               2005, between North Valley Bank and Sonja Valentina LLC (incorporated by reference from Exhibit 10(bbb) to the Company's Quarterly Report on Form
               10-Q filed with the Commission for the period ended March 31, 2005).

10(bbb)        Lease for 2515 Park Marina Drive, Suite 102, Redding, California dated         *
               March 15, 2005, between the McConnell Foundation and North Valley Bancorp
               (incorporated by reference from Exhibit 10(ccc) to the Company's Quarterly
               Report on Form 10-Q filed with the Commission for the period ended
               March 31, 2005).

10(ccc)        Severance and Release Agreement (effective as of May 31, 2005) between         *
               Edward J. Czajka, Executive Vice President and Chief Financial Officer of
               the North Valley Bancorp (incorporated by reference from Exhibit 99.84 to the Company's Current Report on Form 8-K filed with the Commission on
               June 8, 2005).**

10(ddd)        Form of Executive Employment Agreement between North Valley Bancorp for        *
               Scott Louis, Roger Nash, and Gary Litzsinger (incorporated by reference from Exhibit 99.91 to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2005).**

10(eee)        Amendment to information services contract with Information Technology,        *
               Inc. dated June 17, 2002 (incorporated by reference from Exhibit 99.92 to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2005).

10(fff)        North Valley Bancorp Salary Continuation Plan with Jack R. Richter, dated
               December 31, 2005 (incorporated by reference from Exhibit 99.102 to the
               Company's Current Report on Form 8-K filed with the Commission on
               January 6, 2006).**

10(ggg)        First Amendment to North Valley Bancorp Employee (401K) Plan, effective
               April 28, 2005.

10(hhh)        Second Amendment to North Valley Bancorp Employee (401K) Plan, effective
               April 28, 2005.

10(iii)        Third Amendment to North Valley Bancorp Employee (401K) Plan, effective
               December 30, 2005.

10(jjj)        Fourth Amendment to North Valley Bancorp Employee Stock Ownership Plan,
               effective April 25, 2005.

10(kkk)        Fifth Amendment to North Valley Bancorp Employee Stock Ownership Plan,
               effective June 4, 2005.

14             North Valley Bancorp Corporate Governance Code of Ethics (incorporated by      *
               reference from Exhibit 14 to the Company's Quarterly Report on Form 10-Q
               filed with the Commission for the period ended March 31, 2004).

21             List of Subsidiaries.

23             Consent of Perry-Smith LLP

31             Rule 13a-14(a) / 15d-14(a) Certifications

32             Section 1350 Certifications

          -----------
          *   Previously filed.
          **  Indicates management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
By:

/s/ MICHAEL J. CUSHMAN
----------------------------------------
Michael J. Cushman
President and Chief Executive Officer

/s/ SHARON L. BENSON
----------------------------------------
Sharon L. Benson
Senior Vice President and
Acting Chief Financial Officer

DATE: March 14, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE            TITLE                              DATE
---------------------------   --------------------------------   ---------------

/s/ Michael J. Cushman        Director, President and Chief
---------------------------   Executive Officer (Principal
Michael J. Cushman            Executive Officer)

/s/ William W. Cox            Director
---------------------------
William W. Cox

/s/Royce L. Friesen           Director
---------------------------
Royce L. Friesen

/s/ Dan W. Ghidinelli         Director
---------------------------
Dan W. Ghidinelli

/s/ Kevin D. Hartwick         Director
---------------------------
Kevin D. Hartwick

/s/ Dolores M. Vellutini      Director
---------------------------
Dolores M. Vellutini

/s/ Roger B. Kohlmeier        Director
---------------------------
Roger B. Kohlmeier

/s/ Martin A. Mariani         Director
---------------------------
Martin A. Mariani

/s/ J. M. Wells, Jr.          Director
---------------------------
J. M. Wells, Jr.

/s/ Sharon L. Benson          Senior Vice President and Acting
---------------------------   Chief Financial Officer
Sharon L. Benson              (Principal Financial Officer &
                              Principal Accounting Officer)