Form 10-Q
period 2006-03-31
NORTH VALLEY BANCORP
filed 2006-05-10
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended March 31, 2006.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Transition Period From __________ to __________


                         Commission file number 0-10652


                              NORTH VALLEY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              California                                   94-2751350
   --------------------------------                ------------------------
     (State or other jurisdiction                  (IRS Employer ID Number)
   of incorporation or organization)


300 Park Marina Circle, Redding, CA                          96001
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip code)


Registrant's telephone number, including area code     (530) 226-2900
                                                      ------------------


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

Common Stock - 7,558,154 shares as of May 9, 2006.

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets--
         March 31, 2006 and December 31, 2005                               3

         Condensed Consolidated Statements of Income--
         For the Three months ended March 31, 2006 and 2005                 4

         Condensed Consolidated Statements of Cash Flows--
         For the Three months Ended March 31, 2006 and 2005                 5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        25

Item 4.  Controls and Procedures                                           25


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                 25

Item 1A. Risk Factors                                                      25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       25

Item 3.  Defaults Upon Senior Securities                                   26

Item 4.  Submission of Matters to a Vote of Security Holders               26

Item 5.  Other Information                                                 26

Item 6.  Exhibits                                                          26

SIGNATURES                                                                 27
----------


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)

                                                                             March 31,     December 31,
                                                                               2006            2005
                                                                          -------------   -------------
ASSETS
Cash and cash equivalents:
  Cash and due from banks                                                 $      37,519   $      48,294
  Federal funds sold                                                             12,128           7,800
                                                                          -------------   -------------
        Total cash and cash equivalents                                          49,647          56,094

Investment securities available for sale, at fair value                         156,757         164,258
Investment securities held to maturity, at amortized cost                            88              91

Loans and leases                                                                627,547         624,512
  Less: Allowance for loan and lease losses                                      (7,832)         (7,864)
                                                                          -------------   -------------
  Net loans and leases                                                          619,715         616,648

Premises and equipment, net                                                      14,997          14,946
Accrued interest receivable                                                       3,396           3,834
Other real estate owned                                                             898             902
FHLB and FRB stock and other securities                                           5,717           5,663
Company-owned life insurance policies                                            28,734          28,495
Core deposit intangibles, net                                                     2,374           2,537
Goodwill                                                                         15,187          15,187
Other assets                                                                      8,094           9,760
                                                                          -------------   -------------
  TOTAL ASSETS                                                            $     905,604   $     918,415
                                                                          =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Noninterest-bearing                                                     $     192,125   $     186,555
  Interest-bearing                                                              554,965         560,135
                                                                          -------------   -------------
  Total deposits                                                                747,090         746,690

Other borrowed funds                                                             43,500          56,500
Accrued interest payable and other liabilities                                    9,669          11,463
Subordinated debentures                                                          31,961          31,961
                                                                          -------------   -------------
  Total liabilities                                                             832,220         846,614
                                                                          -------------   -------------

Commitments and Contingencies (Note G)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none
  outstanding                                                                        --              --
Common stock, no par value: authorized 20,000,000 shares; outstanding
  7,539,654 and 7,497,599 at March 31, 2006 and December 31, 2005                40,130          39,810
Retained earnings                                                                35,815          34,437
Accumulated other comprehensive loss, net of tax                                 (2,561)         (2,446)
                                                                          -------------   -------------
  Total stockholders' equity                                                     73,384          71,801
                                                                          -------------   -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $     905,604   $     918,415
                                                                          =============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).


NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands except per share data)

                                                                     For the three months
                                                                        ended March 31,
                                                                -----------------------------
                                                                    2006             2005
                                                                ------------     ------------
INTEREST INCOME:
Interest and fees on loans and leases                           $     11,746     $      9,457
Interest on investments:
  Taxable interest income                                              1,502            1,688
  Nontaxable interest income                                             274              311
Interest on Federal funds sold and repurchase agreements                 105              171
                                                                ------------     ------------
    Total interest income                                             13,627           11,627
                                                                ------------     ------------
INTEREST EXPENSE:
Deposits                                                               2,010            1,252
Subordinated debentures                                                  627              411
Other borrowings                                                         597              366
                                                                ------------     ------------
    Total interest expense                                             3,234            2,029
                                                                ------------     ------------

NET INTEREST INCOME                                                   10,393            9,598

PROVISION FOR LOAN AND LEASE LOSSES                                       --              270
                                                                ------------     ------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                           10,393            9,328
                                                                ------------     ------------
NONINTEREST INCOME:
Service charges on deposit accounts                                    1,477            1,133
Other fees and charges                                                   702              568
Earnings on cash surrender value of life insurance policies              293              277
Gain on sale of loans                                                     80               47
Gain on sales or calls of securites                                       --               93
Other                                                                    246              332
                                                                ------------     ------------
    Total noninterest income                                           2,798            2,450
                                                                ------------     ------------

NONINTEREST EXPENSES:
Salaries and employee benefits                                         5,637            4,682
Occupancy expense                                                        707              627
Furniture and equipment expense                                          533              561
Other                                                                  3,139            2,564
                                                                ------------     ------------
    Total noninterest expenses                                        10,016            8,434
                                                                ------------     ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                               3,175            3,344

PROVISION FOR INCOME TAXES                                             1,046            1,085
                                                                ------------     ------------

NET INCOME                                                      $      2,129     $      2,259
                                                                ============     ============

Per Share Amounts
Basic Earnings Per Share                                        $       0.28     $       0.31
                                                                ============     ============
Diluted Earnings Per Share                                      $       0.27     $       0.29
                                                                ============     ============
Cash Dividends Per Common Share                                 $       0.10     $       0.10
                                                                ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).


NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)
                                                                                    For the three months
                                                                                      ended March 31,
                                                                               ----------------------------
                                                                                   2006            2005
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                     $      2,129    $      2,259
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization                                                       572             530
    Amortization of premium on securites                                                 37              51
    Amortization of core deposit intangible                                             129             163
    Provision for loan and lease losses                                                  --             270
    Gain on sale or calls on securities                                                  --             (93)
    Gain on sale of loans                                                               (80)            (47)
    Gain on sale of premises and equipment                                              (14)             --
    Stock-based compensation expense                                                     81              53
Effect of changes in:
    Accrued interest receivable                                                         438             600
    Other assets                                                                      1,540          (1,451)
    Accrued interest payable and other liabilities                                   (1,795)         (1,681)
                                                                               ------------    ------------
       Net cash provided by operating activities                                      3,037             654
                                                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of available for sale securities                                 --          20,033
    Proceeds from maturities/calls of available for sale securities                   7,273           7,826
    Net change in FHLB and FRB stock and other securities                               (54)             43
    Net change in interest bearing deposits in other financial institutions              --             500
    Proceeds from sales of loans                                                      6,252              --
    Net increase in loans and leases                                                 (9,239)        (20,151)
    Proceeds from sales of premises and equipment                                        14              --
    Purchases of premises and equipment                                                (619)         (1,772)
                                                                               ------------    ------------
       Net cash provided by investing activities                                      3,627           6,479
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                            400          33,342
    Net change in other borrowed funds                                              (13,000)         (7,428)
    Cash dividends paid                                                                (751)             --
    Tax benefit on stock-based compensation                                             175             357
    Exercise of stock options                                                            65             438
                                                                               ------------    ------------
        Net cash (used in) provided by financing activities                         (13,111)         26,709
                                                                               ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (6,447)         33,842
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         56,094          24,215
                                                                               ----------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $     49,647    $     58,057
                                                                               ============================
Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year for:
    Interest                                                                   $      3,652    $      1,469
    Income taxes                                                                      2,313           1,313


The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2006.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries North Valley Bank ("NVB"), NVB Business Bank ("NVBBB"), North Valley Trading Company, which is inactive, and Bank Processing, Inc. ("BPI"). Significant intercompany items and transactions have been eliminated in consolidation. North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III and North Valley Capital Statutory Trust IV are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities.

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE B - INVESTMENT SECURITIES

At March 31, 2006 and December 31, 2005, the amortized cost of securities and their approximate fair value were as follows (in thousands):

                                                                         Gross         Gross
                                                       Amortized      Unrealized     Unrealized     Estimated
                                                          Cost           Gains         Losses       Fair Value
                                                      ------------   ------------   ------------   ------------
Available for sale securities:

March 31, 2006
  Securities of US government agencies and
    corporations                                      $     14,020   $         --   $       (175)  $     13,845
  Obligations of states and political subdivisions          23,500            602            (76)        24,026
  Mortgage-backed securities                               100,596             17         (3,928)        96,685
  Corporate debt securities                                  7,995             43            (23)         8,015
  Equity Securities                                         15,088             26           (928)        14,186
                                                      ------------   ------------   ------------   ------------
                                                      $    161,199   $        688   $     (5,130)  $    156,757
                                                      ============   ============   ============   ============

December 31, 2005
  Securities of US government agencies and
    corporations                                      $     16,015   $         --   $       (241)  $     15,774
  Obligations of states and political subdivisions          23,473            541            (83)        23,931
  Mortgage-backed securities                               105,935             43         (3,499)       102,479
  Corporate debt securities                                  7,994             23            (32)         7,985
  Equity Securities                                         15,089             27         (1,027)        14,089
                                                      ------------   ------------   ------------   ------------
                                                      $    168,506   $        634   $     (4,882)  $    164,258
                                                      ============   ============   ============   ============


                                                                         Gross         Gross
                                                       Amortized      Unrealized     Unrealized     Estimated
                                                          Cost           Gains         Losses       Fair Value
                                                      ------------   ------------   ------------   ------------
Held to maturity securities:

March 31, 2006
  Mortgage-backed securities                          $         88   $         --   $         (2)  $         86
                                                      ============   ============   ============   ============
December 31, 2005
  Mortgage-backed securities                          $         91   $         --   $         (3)  $         88
                                                      ============   ============   ============   ============

         There were no gross realized gains or losses on sales or calls of available for sale securities for the three months ended March 31, 2006. Gross realized gains on sales or calls of available for sale securities were $273,000 for the three months ended March 31, 2005. Gross realized losses on sales or calls of available for sale securities for the three months ended March 31, 2005 were $180,000. There were no sales or transfers of held to maturity securities for the three months ended March 31, 2006 and 2005.

         At March 31, 2006 and December 31, 2005, securities having fair value amounts of approximately $97,186,000 and $103,584,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

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

         At March 31, 2006, the Company held $126,060,000 of available for sale investment securities in an unrealized loss position of which $17,078,000 were in a loss position for less than twelve months and $108,982,000 were in a loss position and had been in a loss position for twelve months or more. Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due only to interest rate fluctuations.

         Included in the above securities at March 31, 2006 are 100,000 shares of FNMA, Series M perpetual preferred stock. The coupon rate is fixed at 4.75% with a taxable-equivalent yield of 6.38%. The securities are owned at par, or $50.00 per share, for a total investment of $5,000,000 and an unrealized loss of $865,000 at March 31, 2006 as compared to $1,100,000 at December 31, 2005. The securities are callable at par on June 1, 2008.

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

         Based on this evaluation, management concluded that these securities were deemed to be temporarily impaired. Management's assessment weighed heavily on the normal market fluctuations during the holding period, FNMA's response to its weaker financial condition and analysis of FNMA by rating agencies and investment bankers.

NOTE C - STOCK-BASED COMPENSATION

Stock Option Plans

         At March 31, 2006, the Company has three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan. The shares available for grant may be granted to anyone eligible to participate in the plans. All options granted under the Employee plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Prior to January 1, 2006, compensation expense was recognized in the financial statements for the Director Plans for the difference between the fair market value of the options at the date of the grant and the exercise price which represented 85% of the fair market value. The options under the plans expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is generally four or five years; however the vesting period can be modified at the discretion of the Company's Board of Directors. Outstanding options under the plans are exercisable until their expiration. Total options of 2,502,353 were authorized under all plans at March 31, 2006. The Company issues new shares of common stock upon exercise of stock options by all plan participants.

Adoption of FAS 123(R)

         Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Stock-based compensation cost of $53,000 was recognized in the Statement of Income for options granted for the three months ended March 31, 2005, as Director options granted under the plans had an exercise price equal to 85% of the market value of the underlying common stock on the date of grant. Effective

January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified prospective transition method. Under the transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments vesting during 2006 that were granted prior to, but not yet vested as of, January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of Statement 123 and (b) compensation cost for all share-based payments vesting during 2006 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

         As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before provision for income taxes and net income for the three months ended March 31, 2006, was $48,000 and $32,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Diluted earnings per share for the three months ended March 31, 2006 would have remained unchanged if it had continued to account for share-based compensation under APB Opinion No. 25.

         Statement 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing activities in the statement of cash flows. The $175,000 excess tax benefits classified as cash flows from financing activities would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

Determining Fair Value

         The fair value of each option award is estimated on the date of grant using a Black-Scholes based option valuation model that uses the assumptions discussed below. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

         Expected Term - The Company's expected term represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on the "simplified" method as outlined in Staff Accounting Bulletin ("SAB") No. 107. Under this method the expected term is determined by adding the vesting term to the original contractual term and dividing by 2.

         Expected Volatility - The Company uses the trading history of the common stock of the Company in determining an estimated volatility factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

         Expected Dividend - The Company estimates the expected dividend based on its historical experience of dividends declared per year, giving consideration to any anticipated changes and the estimated stock price over the expected term based on historical experience when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

         Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes option-pricing formula on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term as the expected term of the options.

         Estimated Forfeitures - When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

Pro Forma

         The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' vesting periods:

                                                             Three months ended,
(in thousands except per share data)                           March 31, 2005
                                                               --------------
Net income, as reported                                        $        2,259
Add:  total stock-based compensation expense
      included in net income, net of tax                                   31
Deduct:  total stock-based compensation expense
      determined under the fair value based method
      for all awards, net of tax                                          (78)
                                                               --------------
Net income, pro forma                                          $        2,212

Basic earnings per common share:
As reported                                                    $         0.31
Pro forma                                                      $         0.30

Diluted earnings per common and equivalent share:
As reported                                                    $         0.29
Pro forma                                                      $         0.28


         The fair value of the options granted during the three months ended March 31, 2006 and 2005 are noted below and were calculated using the Black-Scholes option-pricing formula with the following assumptions and prices:

                                                  Three months ended March 31,
                                                -----------------------------
                                                  2006                 2005
                                                --------             --------
Dividend yield                                      2.24%                2.28%
Expected volatility                                14.78%               15.29%
Risk-Free interest rate                             3.58%                3.58%
Expected option life                             7 years              7 years
Weighted average grant date fair value             $3.01                $3.39

Stock Compensation Expense - Stock Options

         At March 31, 2006, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company's stock option plans was $313,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested during the quarter ended March 31, 2006 was $48,000.

Stock Option Activity

         A summary of the activity in the Company's option plans is as follows:

                                       -------------------------------------------------------------------------
                                                                      Weighted
                                                         Weighted      Average
                                                         Average      Remaining       Exercise       Aggregate
                                                         Exercise    Contractual        Price        Intrinsic
                                           Shares         Price         Term            Range       Value ($000)
                                       -------------------------------------------------------------------------
Outstanding at January 1                    896,560   $       9.51      4.2 years   $5.36 - 19.86   $      7,528

Granted                                      31,157          17.95         N/A         $17.95       $         --

Exercised                                   (42,055)          9.44         N/A      $5.53 - 15.72   $        356

Expired or Cancelled                        (66,221)         12.09         N/A      $8.58 - 19.86   $        389

                                       -------------------------------------------------------------------------
Outstanding at March 31                     819,441   $       9.63      4.9 years   $5.36 - 19.86   $      6,887
                                       -------------------------------------------------------------------------
Fully vested and excercisable
at March 31,2006                            720,890   $       8.68      4.4 years   $5.36 - 17.95   $      6,711
                                       -------------------------------------------------------------------------

         The total intrinsic value of options exercised for the three months ended March 31, 2005 was $1,689,000.

         Cash received from stock option exercises under the Company's option plans for the three months ended March 31, 2006 and March 31, 2005 was $65,000 and $438,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises under the stock option plans totaled $175,000 and $357,000 for the three months ended March 31, 2006 and March 31, 2005, respectively.

NOTE D - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income or loss. The Company's only sources of other comprehensive income (loss) are unrealized gains and losses on available for sale investment securities and adjustments to the minimum pension liability. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income (loss) as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company's total comprehensive income was as follows:

(in thousands)                                   Three months ended March 31,
                                                 ----------------------------
                                                     2006            2005
                                                 ------------    ------------
Net income                                       $      2,129    $      2,259
Other comprehensive loss, net of tax:
  Holding loss arising during period                     (115)         (1,337)
  Reclassification adjustment                              --             (55)
                                                 ------------    ------------
                                                         (115)         (1,392)
                                                 ------------    ------------

Total comprehensive income                       $      2,014    $        867
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

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three month periods ended March 31, 2006 and 2005 is reconciled as follows (in thousands, except per share amounts):


                                                                Three months ended March 31,
                                                                ----------------------------
                                                                    2006            2005
                                                                ------------    ------------
Calculation of basic earnings per share:
 Numerator - net income                                         $      2,129    $      2,259
 Denominator - weighted average common shares outstanding              7,507           7,339
                                                                 ------------    ------------

   Basic earnings per share                                     $       0.28    $       0.31
                                                                 ============    ============
Calculation of diluted earnings per share:
 Numerator - net income                                         $      2,129    $      2,259
 Denominator:
  Weighted average common shares outstanding                           7,507           7,339
 Dilutive effect of outstanding options                                  317             463
                                                                ------------    ------------
  Weighted average common shares outstanding
   and common stock equivalents                                        7,824           7,802
                                                                ------------    ------------

  Diluted earnings per share                                    $       0.27    $       0.29
                                                                ============    ============

NOTE F - PENSION PLAN BENEFITS

         The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured and unfunded. Components of net periodic benefit cost for the Company's supplemental nonqualified defined benefit plans for the three months ended March 31, 2006 and 2005 are presented in the following table (in thousands):

                                                                Three months ended March 31,
                                                                ----------------------------
                                                                    2006            2005
                                                                ------------    ------------
Components of net periodic benefits cost:
  Service cost                                                  $        122    $         66
  Interest cost                                                           67              48
  Amortization of net obligation at transition                            --               7
  Prior service amortization                                               8               9
  Recognized net actuarial loss                                           15              --
                                                                ------------    ------------
Total components of net periodic cost                           $        212    $        130
                                                                ============    ============

NOTE G - COMMITMENTS AND CONTINGENCIES

         The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company's financial position or results of its operations or its cash flows.

         The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $17,080,000 and $14,196,000 at March 31, 2006 and December 31, 2005. At March 31, 2006, commercial and consumer lines of credit and real estate loans of approximately $66,029,000 and $141,361,000 were undisbursed. At December 31, 2005, commercial and consumer lines of credit and real estate loans of approximately $78,602,000 and $127,608,000 were undisbursed.

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

         Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at March 31, 2006, no losses are anticipated as a result of these commitments.

         In management's opinion, a concentration exists in real estate-related loans which represent approximately 84% and 77% of the Company's loan portfolio at March 31, 2006 and December 31, 2005. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Servicing of Financial Assets

         In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. SFAS 156 requires that a servicing asset or liability be recognized each time a contract to service a financial asset is entered into, requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the subsequent measurement of servicing assets and servicing liabilities based on the amortization method or the fair value measurement method. SFAS 156 also permits a one-time reclassification of available for sale securities to trading securities provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in the fair value of servicing assets or servicing liabilities that are subsequently measured at fair value. SFAS 156 will become effective as of the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted at the beginning of an entity's fiscal year provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

         The Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions entered into on or after January 1, 2007. Management has not completed its evaluation of the impact of SFAS 156 but believes that the effect on the Company's financial position and results of operations will not be material.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

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

Share Based Payment

         At March 31, 2006, the Company had three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan, which are described more fully in Note C to the Unaudited Condensed Consolidated Financial Statements included herein in Item 1 - Financial Statements. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised
2004), Share-Based Payment (SFAS 123R), using the modified-prospective transition method. Under this transition method, compensation cost recognized during the quarter ended March 31, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value and related service period estimates in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123R. Under the provisions of the modified-prospective transition method, results for the three months ended March 31, 2005 have not been restated.

         Prior to the adoption of SFAS 123R, the Company used the intrinsic value method to account for its stock option plans (in accordance with the provisions of Accounting Principles Board Opinion No. 25). Intrinsic value is the difference between share fair market value and option exercise price. Under this method, compensation expense was recognized for awards of options to purchase shares of common stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other measurement date, if later) was greater than the amount the employee was required to pay to acquire the stock. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), permitted companies to continue using the intrinsic value method or to adopt a fair value based method to account for stock option plans. The fair value based method would have resulted in the recognition, as expense over the vesting period, of the fair value of all stock-based awards on the date of grant.

         SFAS 123R clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. SFAS 123R includes a requirement to: (a) estimate forfeitures of share-based awards at the date of grant, (b) expense share-based awards granted to retirement eligible employees and those employees with non-substantive non-compete agreements immediately, (c) attribute compensation costs of share-based award grants to the stated future vesting period, (d) recognize compensation cost of all share-based awards based upon the grant-date fair value (including pre-2006 options).

Goodwill

         Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. Goodwill of $15,187,000 was recorded in the Company's acquisition of NVBBB. The value of goodwill is ultimately derived from the Company's ability to generate net earnings. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill will be assessed for impairment at a reporting unit level at least annually. Management will conduct its assessment of impairment during the fourth quarter of 2006.

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

Overview
--------

         North Valley Bancorp (the "Company") is a bank holding company for North Valley Bank ("NVB") and, since September 1, 2004, NVB Business Bank ("NVBBB"), both state-chartered banks. NVB operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with twenty-one branches, including two supermarket branches, in Northern California. NVBBB, acquired in a business combination more fully described in Note 2 to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, operates out of its main office located at 630 Main Street in Woodland, California with five branches. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues. Management has submitted an application to merge the Company's two subsidiary banks, NVB and NVBBB and is waiting for regulatory approval. The Company anticipates completion of the merger process by the end of the second quarter of 2006.

Earnings Summary
----------------

                                                  Three months ended March 31,
                                                  ----------------------------
(in thousands except per share amounts)               2006            2005
                                                  ------------    ------------

Net interest income                               $     10,393    $      9,598
Provision for loan and lease losses                         --             270
Noninterest income                                       2,798           2,450
Noninterest expense                                     10,016           8,434
Provision for income taxes                               1,046           1,085
                                                  ------------    ------------
Net income                                        $      2,129    $      2,259
                                                  ============    ============

Earnings Per Share
    Basic                                         $       0.28    $       0.31
    Diluted                                       $       0.27    $       0.29

Annualized Return on Average Assets                       0.96%           1.00%
Annualized Return on Average Equity                      11.96%          13.74%

         For the three months ended March 31, 2006, the Company did not recognize any additional provision for loan and lease losses compared to a $270,000 provision recorded in the same period in 2005. The process for determining allowance adequacy includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic activity. Management believes that the current level of allowance for loan and lease losses as of March 31, 2006 of $7,832,000, or 1.25% of total loans and leases, is adequate at this time. The allowance for loan and lease losses was $7,864,000, or 1.26% of total loans and leases, at December 31, 2005. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses" on page 20.

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

          The following table is a summary of the Company's net interest income, presented on a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning assets, for the periods indicated:

======================================================================================================================
Average Daily Balance Sheets
(Dollars in thousands, except percentages)
                                                   March 31, 2006                           March 31, 2005
                                      --------------------------------------    --------------------------------------
                                        Average        Yield/      Interest      Average        Yield/       Interest
                                        Balance         Rate        Amount       Balance         Rate         Amount
                                      ----------     ----------   ----------    ----------    ----------    ----------
Assets
Earning assets:
  Federal Funds Sold                   $    8,768          4.86%   $      105   $   37,293          1.86%   $      171
  Investment securities:
    Taxable                               134,930          4.07%        1,355      168,306          3.75%        1,557
    Non-taxable (1)                        23,483          7.06%          409       26,440          7.12%          464
    FNMA preferred stock (1)               12,039          6.67%          198       12,040          4.35%          129
    Interest earning deposits                  --            --            --          367          2.21%            2
                                      ----------     ----------   ----------    ----------    ----------    ----------
  Total investments                       170,452          4.67%        1,962      207,153          4.21%        2,152
  Loans and leases (2)                    624,879          7.62%       11,746      556,936          6.89%        9,457
                                      ----------     ----------   ----------    ----------    ----------    ----------
Total earning assets                      804,099          6.97%       13,813      801,382          5.96%       11,780

Non earning assets                        106,905                                  109,383
Allowance for loan and
  lease losses                             (7,929)                                  (7,189)
                                       ----------                               ----------
Total non-earning assets                   98,976                                  102,194

Total assets                           $  903,075                               $  903,576
                                       ==========                               ==========

Liabilities and Shareholders' Equity
Interest bearing liabilities:
  Transaction accounts                 $  192,771          0.30%   $      143   $  194,236          0.40%   $      193
  Savings and money market                184,893          1.16%          527      207,598          0.68%          349
  Time certificates                       170,440          3.19%        1,340      156,240          1.84%          710
  Other borrowed funds                     91,573          5.42%        1,224       84,591          3.73%          777
                                       ----------    ----------    ----------   ----------    ----------    ----------
Total interest bearing
    liabilities                           639,677          2.05%        3,234      642,665          1.28%        2,029
Demand deposits                           180,440                                  180,928
Other liabilities                          10,743                                   14,209
                                       ----------                               ----------
Total liabilities                         830,860                                  837,802
                                       ----------                               ----------
Shareholders' equity                       72,215                                   65,774
                                       ----------                               ----------
Total liabilities and
  shareholders' equity                 $  903,075                               $  903,576
                                       ==========                               ==========
Net interest income                                                $   10,579                               $    9,751
                                                                   ==========                               ==========
Net interest spread                                        4.92%                                    4.68%
                                                     ==========                               ==========
Net interest margin                                        5.34%                                    4.93%
                                                     ==========                               ==========

======================================================================================================================

(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2) Loans on nonaccrual status have been included in the computations of averages balances.

         Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The increase in net interest income (FTE) for the three-month period ended March 31, 2006 resulted primarily from a shift in earning asset composition to higher yielding loans as well as increased yields resulting from the increasing rate environment. Management is proactive in attempting to manage the Company's net interest margin, that is, trying to maximize current net interest income without placing an undue risk on future earnings. Currently the Company is selling all fixed-rate 15-and 30-year residential mortgages in order to minimize the Company's interest rate risk and to generate consistent mortgage fee income.

         While average earning assets for the three months ended March 31, 2006 increased by $2,717,000 from the same period last year, yields on average earning assets also increased 101 basis points from 5.96% to 6.97%. Yields in the three months ended March 31, 2006 increased by 300 basis points on fed funds sold and 73 basis points on loans compared to the same period in 2005, while yields on investment securities increased by 46 basis points. Average interest bearing liabilities decreased by $2,988,000 for the three months ended March 31, 2006 compared to the same period in 2005 while the average rate paid on those liabilities increased by 77 basis points. The Company's net interest margin
(FTE) increased from 4.93% for the three months ended March 31, 2005 to 5.34% for the same period in 2006.

Provision for Loan and Lease Losses
-----------------------------------

         The Company did not record a provision for loan and lease losses for the three months ended March 31, 2006, while $270,000 was recorded for the same period in 2005. Provisions for loan and lease losses are recorded based on management's evaluation of the risks inherent in the loan and lease portfolio. The allowance for loan and lease losses is maintained at an amount management considers adequate to cover losses in loans and leases receivable which are considered probable and estimable.

Noninterest Income
------------------

         The following table is a summary of the Company's noninterest income for the periods indicated:

                                                                Three months ended March 31,
                                                                ---------------------------
   (In thousands)                                                   2006           2005
                                                                ------------   ------------
  Service charges on deposit accounts                           $      1,477   $      1,133
  Other fees and charges                                                 702            568
  Earnings on cash surrender value of life insurance policies            293            277
  Gain on sale of loans                                                   80             47
  Gain on sale or calls of securities                                     --             93
  Other                                                                  246            332
                                                                ------------   ------------
Total noninterest income                                        $      2,798   $      2,450
                                                                ============   ============

         Noninterest income increased from $2,450,000 for the three months ended March 31, 2005 to $2,798,000 for the same period in 2006. Service charges on deposits increased $344,000 from the three months ended March 31, 2005 compared to the same period in 2006. Other fees and charges increased from $568,000 for the three months ended March 31, 2005 to $702,000 for the same period in 2006 due to organic growth. The increase in fees is directly attributable to the increase in debit card activity, specifically, point-of-sale and foreign ATM use. Earnings on cash surrender value of life insurance policies increased to $293,000 for the three months ended March 31, 2006 compared to $277,000 for the same period in 2005. The Company recorded $80,000 in gains on sales of mortgages but had no gains on sales of securities for the three months ended March 31, 2006 compared to $47,000 in gains on sales of mortgages and $93,000 in gains on sales of securities for the same period in 2005. Other income decreased to $246,000 for the three months ended March 31, 2006 from $332,000 for the same period in 2005. The decrease in other income was primarily due to a decrease in fees earned associated with the Company's retail investment sales.

Noninterest Expense
-------------------

         The following table is a summary of the Company's noninterest expense for the periods indicated:


                                                    Three months Ended March 31,
                                                    ---------------------------
(In thousands)                                          2006           2005
                                                    ------------   ------------

Salaries & employee benefits                        $      5,637   $      4,682
Equipment expense                                            533            561
Occupancy expense                                            707            627
Data processing expenses                                     503            319
Professional services                                        364            314
Marketing                                                    255            198
ATM expense                                                  203            202
Printing & supplies                                          195            160
Postage                                                      153            111
Other                                                      1,466          1,260
                                                    ------------   ------------
     Total noninterest expense                      $     10,016   $      8,434
                                                    ============   ============

         Noninterest expense totaled $10,016,000 for the three months ended March 31, 2006, compared to $8,434,000 for the same period in 2005. This represents an increase of $1,582,000, or 18.8%, from 2005 levels due primarily to the Company's continued investment in higher growth markets, most notably Sonoma and Placer Counties, as well as the execution of the Company's decision to enhance its infrastructure for planned future growth. Salaries and benefits increased by $955,000 or 20.4% to $5,637,000 for the three months ended March

31, 2006 compared to $4,682,000 for the same period in 2005. Data processing expenses increased from $319,000 in 2005 to $503,000 in 2006 primarily driven by the number of transactions processed. Most other expense categories for the three months ended March 31, 2006 experienced relatively small decreases or increases from the same respective periods in 2005. The Company's ratio of noninterest expense to average assets was 4.44% for the three months ended March 31, 2006 compared to 3.73% for the same period in 2005. The increase in noninterest expense to average assets ratio is a result of the increase in expenses noted above compounded by minimal balance sheet growth.

Income Taxes
------------

         The provision for income taxes for the three months ended March 31, 2006 was $1,046,000 as compared to $1,085,000 for the same period in 2005. The effective income tax rate for state and federal income taxes was 32.9% for the three months ended March 31, 2006 compared to 32.4% for the same period in 2005. The increase in the effective tax rate is due to higher overall revenues in the Company but the same or slightly lower level of revenues that are exempt from federal taxes in the first quarter of 2006 compared to the same period in 2005. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company's investment in municipal securities, FNMA Preferred Stock, and life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives special tax benefits from the State of California Franchise Tax Board for operating and providing loans in designated `Enterprise Zones'.

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

         At March 31, 2006, the recorded investment in loans and leases for which impairment had been recognized was approximately $127,000 compared to $1,088,000 at March 31, 2005. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $1,600 for cash payments received in 2006.

         At December 31, 2005, the recorded investment in loans and leases for which impairment had been recognized was approximately $686,000. Of the 2005 balance, approximately $196,000 has a related valuation allowance of $98,000. For the year ended December 31, 2005, the average recorded investment in loans and leases for which impairment had been recognized was approximately $791,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $6,000 for cash payments received in 2005.

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

         Nonperforming assets at March 31, 2006, and December 31, 2005, are summarized as follows:

                                                                   March 31,     December 31,
                                                                     2006            2005
                                                                 ------------    ------------
  Nonaccrual loans and leases                                    $        127    $        686
  Loans and leases past due 90 days and accruing interest                 935              67
  Other real estate owned                                                 898             902
                                                                 ------------    ------------
    Total nonperforming assets                                   $      1,960    $      1,655
                                                                 ============    ============

Nonaccrual loans and leases to total gross loans and leases              0.02%           0.12%
Nonperforming loans and leases to total gross loans and leases           0.17%           0.14%
Total nonperforming assets to total assets                               0.22%           0.19%

Allowance for Loan and Lease Losses
-----------------------------------

         A summary of the allowance for loan and lease losses at March 31, 2006 and March 31, 2005 is as follows:

                                                               Three months ended March 31,
                                                               ----------------------------
                                                                   2006            2005
                                                               ------------    ------------
Balance beginning of period                                    $      7,864    $      7,217
Provision for loan and lease losses                                      --             270
Net charge-offs                                                          32             120
                                                               ------------    ------------
Balance end of period                                          $      7,832    $      7,367
                                                               ============    ============

Allowance for loan and lease losses to total loans                     1.25%           1.28%
Allowance for loan and lease losses to non performing loans          737.48%         507.02%
Allowance for loan and lease losses to non performing assets         396.16%         496.09%

         The allowance for loan and lease losses is established through a provision for loan and lease losses based on management's evaluation of the risks inherent in the loan and lease portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan and lease loss experience, and the Company's underwriting policies. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

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

                 The formula allowance is adjusted for qualitative factors that are based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowance. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated to determine the adjustment to the formula allowance at March 31, 2006 included the following, which existed at the balance sheet date:

                    o General business and economic conditions effecting the Company's key lending areas

                    o    Real estate values and market trends in Northern
                         California

                    o    Loan volumes and concentrations

                    o Seasoning of the loan portfolio, including trends in past due and nonperforming loans

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

         The $7,832,000 in formula and specific allowances at March 31, 2006 reflects management's estimate of the inherent loss in various pools or segments in the portfolio, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio.

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

Liquidity
---------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds of $42,500,000 as of March 31, 2006 were also available to provide liquidity. In addition, the Company has a revolving, unsecured line of credit for $8,000,000 with a correspondent bank as of March 31, 2006 and NVB is a member of the Federal Home Loan Bank ("FHLB") providing additional unused borrowing capacity of $54,294,000 secured by certain loans and investment securities as of March 31, 2006. The Company also has a line of credit with Federal Reserve Bank of San Francisco ("FRB") of $3,138,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of March 31, 2006, borrowings consisted of $6,000,000 in short term FHLB advances, long-term borrowings of $37,500,000 were outstanding with the FHLB, and $31,961,000 was outstanding in the form of subordinated debt issued by the Company.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and available for sale investment securities) totaled $206,404,000 and $220,352,000 (or 22.8% and 24.0% of total assets) at March 31,
2006 and December 31, 2005, respectively.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $687,009,000 and $686,608,000 at March 31, 2006 and December 31, 2005, respectively.

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

         The hypothetical impact of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. This exercise is valuable in identifying risk exposures. The results for the Company's most recent simulation analysis indicate that the Company's net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of December 31, 2005.

         For this simulation analysis, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk.

Financial Condition as of March 31, 2006 As Compared to December 31, 2005
-------------------------------------------------------------------------

         Total assets at March 31, 2006, were $905,604,000, compared to $918,415,000 at December 31, 2005. Investment securities, interest-bearing deposits in other financial institutions, and federal funds decreased to $168,973,000 at March 31, 2006, compared to $172,149,000 at December 31, 2005.

         Loans and leases, the Company's major component of earning assets, increased during the first three months of 2006 to $627,547,000 at March 31, 2006 from $624,512,000 at December 31, 2005. The Company's average loan to deposit ratio was 85.8% for the quarter ended March 31, 2006 compared to 75.4% for the same period in 2005.

         Total deposits increased to $747,090,000 at March 31, 2006 compared to $746,690,000 at December 31, 2005. Noninterest-bearing demand deposits increased $5,570,000 or 3.0% from December 31, 2005, interest-bearing demand deposits increased $4,665,000 or 2.4%, and certificates of deposits increased $974,000 or 0.6% mostly offset by a decrease in savings and money market accounts of $10,809,000 or 5.5%. This growth along with a slight decrease in savings and money markets has continued to have a favorable effect on the Company's interest expense.

         The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company's ability to earn a high rate of return on stockholders' equity (ROE). Stockholders' equity increased to $73,384,000 as of March 31, 2006, as compared to $71,801,000 at December 31, 2005. The increase was due to net income of $2,129,000 and stock option activity of $320,000, partially offset by cash dividends paid out in the amount of $751,000 and an increase in unrealized loss on available for sale securities of $115,000. Under current regulations, management believes that the Company meets all capital adequacy requirements and North Valley Bank and NVB Business Bank were considered well capitalized at March 31, 2006 and December 31, 2005.

         The Company's, North Valley Bank's and NVB Business Bank's capital amounts and risk-based capital ratios are presented below.

                                                                                                        To be Well Capitalized
                                                                            For Capital Adequacy        Under Prompt Corrective
                                                       Actual                     Purposes                 Action Provisions
                                                -------------------------------------------------------------------------------
                                                                            Minimum        Minimum        Minimum       Minimum
                                                  Amount     Ratio          Amount         Ratio          Amount        Ratio
                                                -------------------------------------------------------------------------------
Company
As of March 31, 2006
  Total capital (to risk weighted assets)       $ 96,656     12.04%         $ 64,223          8.00%            N/A          N/A
  Tier 1 capital (to risk weighted assets)      $ 82,982     10.34%         $ 32,101          4.00%            N/A          N/A
  Tier 1 capital (to average assets)            $ 82,982      9.37%         $ 35,425          4.00%            N/A          N/A

As of December 31, 2005
  Total capital (to risk weighted assets)       $ 94,473     11.92%         $ 63,395          8.00%            N/A          N/A
  Tier 1 capital (to risk weighted assets)      $ 80,181     10.12%         $ 31,698          4.00%            N/A          N/A
  Tier 1 capital (to average assets)            $ 80,181      8.87%         $ 36,147          4.00%            N/A          N/A

North Valley Bank
As of March 31, 2006
  Total capital (to risk weighted assets)       $ 77,437     11.48%         $ 53,949          8.00%        $67,436       10.00%
  Tier 1 capital (to risk weighted assets)      $ 70,950     10.52%         $ 26,974          4.00%        $40,461        6.00%
  Tier 1 capital (to average assets)            $ 70,950      9.44%         $ 30,061          4.00%        $37,577        5.00%

As of December 31, 2005
  Total capital (to risk weighted assets)       $ 76,647     11.58%         $ 52,940          8.00%        $66,175       10.00%
  Tier 1 capital (to risk weighted assets)      $ 70,127     10.60%         $ 26,470          4.00%        $39,705        6.00%
  Tier 1 capital (to average assets)            $ 70,127      9.19%         $ 30,522          4.00%        $38,153        5.00%

NVB Business Bank
As of March 31, 2006
  Total capital (to risk weighted assets)       $ 15,380     12.01%         $ 10,246          8.00%        $12,808       10.00%
  Tier 1 capital (to risk weighted assets)      $ 14,035     10.96%         $  5,123          4.00%        $ 7,685        6.00%
  Tier 1 capital (to average assets)            $ 14,035     10.08%         $  5,569          4.00%        $ 6,962        5.00%

As of December 31, 2005
  Total capital (to risk weighted assets)       $ 15,354     11.02%         $ 11,145          8.00%        $13,931       10.00%
  Tier 1 capital (to risk weighted assets)      $ 14,010     10.06%         $  5,572          4.00%        $ 8,359        6.00%
  Tier 1 capital (to average assets)            $ 14,010      9.89%         $  5,669          4.00%        $ 7,086        5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

         In management's opinion there has not been a material change in the Company's market risk profile for the three months ended March 31, 2006 compared to December 31, 2005. Please see discussion under the caption "Interest Rate Sensitivity" on page 22.

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

         Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. An evaluation of any changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2006 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management group. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

         There have been no material changes from risk factors as previously disclosed by the Company in its response to Item 1A of Part 1 of Form 10-K for the fiscal year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Issuer Purchases of Equity Securities

        Period                                     Total         Average Price      Number of         Maximum number
        ------                                     Number of     Paid per Share     Shares            of Shares that
                                                   Shares        --------------     Purchased as      May Yet Be
                                                   Purchased                        Part of           Purchased
                                                   ---------                        Publicly          Under the
                                                                                    Announced Plans   Plans or
                                                                                    or Programs       Programs
                                                                                    -----------       --------
        January 1 thru March 31, 2006                      0                  0                   0               54

         The above repurchase program was announced on July 28, 2003. The program calls for the repurchase of up to 3.0% of the Company's outstanding shares, or 199,154 shares. The repurchases will be made from time to time by the Company in the open market as conditions allow. All such transactions will be structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under this program will be retired. The number, price and timing of the repurchases shall be at the Company's sole discretion and the program may be re-evaluated depending on market conditions, liquidity needs or other factors. The Board of Directors, based on such re-evaluations, may suspend, terminate, modify or cancel the program at any time without notice. No shares were purchased during the quarter ended March 31, 2006. On May 2, 2006, the Company announced the adoption of a stock purchase program and the press release describing such program was attached to the Current Report on Form 8-K filed with the Commission on May 3, 2006. This new program calls for the repurchase of 4%, or approximately 300,000 shares, of common stock of the Company, which includes the 54 shares remaining available for purchase under the previous program (as indicated in the table above), as it has been terminated.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         None

Item 6.  Exhibits

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
--------------------
(Registrant)

Date      May 9, 2006
          -----------

By:


/s/ MICHAEL J. CUSHMAN
-----------------------------------------------
Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)


/s/ KEVIN R. WATSON
-----------------------------------------------
Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)