Form 10-Q
period 2006-06-30
NORTH VALLEY BANCORP
filed 2006-08-09
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended June 30, 2006.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Transition
     Period From ___________ to ___________


                         Commission file number 0-10652
                                                -------


                              NORTH VALLEY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                    94-2751350
  ---------------------------------                  ------------------------
    (State or other jurisdiction                     (IRS Employer ID Number)
  of incorporation or organization)


300 Park Marina Circle, Redding, CA                             96001
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip code)


Registrant's telephone number, including area code     (530) 226-2900
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

Common Stock - 7,275,708 shares as of August 9, 2006.

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.     Financial Statements (Unaudited)                                 3

            Condensed Consolidated Balance Sheets--
             June 30, 2006 and December 31, 2005                             3

            Condensed Consolidated Statements of Income--
             For the three months ended June 30, 2006 and 2005               4

            Condensed Consolidated Statements of Income--
             For the six months ended June 30, 2006 and 2005                 5

            Condensed Consolidated Statements of Cash Flows--
             For the six months ended June 30, 2006 and 2005                 6

            Notes to Condensed Consolidated Financial Statements             7

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            14

Item 3.     Quantitative and Qualitative Disclosures about Market Risk      26

Item 4.     Controls and Procedures                                         26


PART II.  OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings                                               26

Item 1A.    Risk Factors                                                    26

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds     26

Item 3.     Defaults Upon Senior Securities                                 27

Item 4.     Submission of Matters to a Vote of Security Holders             27

Item 5.     Other Information                                               27

Item 6.     Exhibits                                                        27


SIGNATURES                                                                  28
----------


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)
--------------------------------------------------------------------------------------------------------
                                                                            June 30,        December 31,
                                                                              2006              2005
                                                                          ------------      ------------
ASSETS
Cash and cash equivalents:
  Cash and due from banks                                                 $     33,901      $     48,294
  Federal funds sold                                                               750             7,800
                                                                          ------------      ------------
        Total cash and cash equivalents                                         34,651            56,094

Investment securities available for sale, at fair value                        145,225           164,258
Investment securities held to maturity, at amortized cost                           88                91

Loans and leases                                                               639,617           624,512
  Less: Allowance for loan and lease losses                                     (8,292)           (7,864)
                                                                          ------------      ------------
  Net loans and leases                                                         631,325           616,648

Premises and equipment, net                                                     14,678            14,946
Accrued interest receivable                                                      3,620             3,834
Other real estate owned                                                            902               902
FHLB and FRB stock and other securities                                          5,440             5,663
Company-owned life insurance policies                                           28,967            28,495
Core deposit intangibles, net                                                    2,212             2,537
Goodwill                                                                        15,187            15,187
Other assets                                                                     8,971             9,760
                                                                          ------------      ------------
  TOTAL ASSETS                                                            $    891,266      $    918,415
                                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Noninterest-bearing                                                     $    186,392      $    186,555
  Interest-bearing                                                             536,019           560,135
                                                                          ------------      ------------
  Total deposits                                                               722,411           746,690

Other borrowed funds                                                            58,500            56,500
Accrued interest payable and other liabilities                                   9,863            11,463
Subordinated debentures                                                         31,961            31,961
                                                                          ------------      ------------
  Total liabilities                                                            822,735           846,614
                                                                          ------------      ------------

Commitments and Contingencies (Note G)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none
  outstanding                                                                       --                --
Common stock, no par value: authorized 20,000,000 shares; outstanding
  7,258,154 and 7,497,599 at June 30, 2006 and December 31, 2005                38,733            39,810
Retained earnings                                                               33,689            34,437
Accumulated other comprehensive loss, net of tax                                (3,891)           (2,446)
                                                                          ------------      ------------
  Total stockholders' equity                                                    68,531            71,801
                                                                          ------------      ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    891,266      $    918,415
                                                                          ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).


NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands except per share data)
--------------------------------------------------------------------------------------------------
                                                                          For the three months
                                                                             ended June 30,
                                                                     -----------------------------
                                                                         2006             2005
                                                                     ------------     ------------
INTEREST INCOME:
Interest and fees on loans and leases                                $     12,217     $     10,249
Interest on investments:
  Taxable interest income                                                   1,453            1,714
  Nontaxable interest income                                                  269              283
Interest on Federal funds sold and repurchase agreements                       71               90
                                                                     ------------     ------------
    Total interest income                                                  14,010           12,336
                                                                     ------------     ------------

INTEREST EXPENSE:
Deposits                                                                    2,121            1,467
Subordinated debentures                                                       605              411
Other borrowings                                                              589              390
                                                                     ------------     ------------
    Total interest expense                                                  3,315            2,268
                                                                     ------------     ------------

NET INTEREST INCOME                                                        10,695           10,068

PROVISION FOR LOAN AND LEASE LOSSES                                           370              180
                                                                     ------------     ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                                10,325            9,888
                                                                     ------------     ------------

NONINTEREST INCOME:
Service charges on deposit accounts                                         1,606            1,189
Other fees and charges                                                        730              649
Earnings on cash surrender value of life insurance policies                   286              287
Gain on sale of loans                                                          85               54
Other                                                                         308              284
                                                                     ------------     ------------
    Total noninterest income                                                3,015            2,463
                                                                     ------------     ------------

NONINTEREST EXPENSES:
Salaries and employee benefits                                              5,414            4,692
Occupancy expense                                                             776              692
Furniture and equipment expense                                               544              412
Other                                                                       3,146            3,667
                                                                     ------------     ------------
    Total noninterest expenses                                              9,880            9,463
                                                                     ------------     ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                    3,460            2,888

PROVISION FOR INCOME TAXES                                                  1,166              901
                                                                     ------------     ------------

NET INCOME                                                           $      2,294     $      1,987
                                                                     ============     ============

Per Share Amounts
Basic Earnings Per Share                                             $       0.31     $       0.27
                                                                     ============     ============
Diluted Earnings Per Share                                           $       0.30     $       0.26
                                                                     ============     ============
Cash Dividends Per Common Share                                      $       0.10     $       0.10
                                                                     ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).


NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands except per share data)
--------------------------------------------------------------------------------------------------
                                                                           For the six months
                                                                              ended June 30,
                                                                     -----------------------------
                                                                         2006             2005
                                                                     ------------     ------------
INTEREST INCOME:
Interest and fees on loans and leases                                $     23,963     $     19,706
Interest on investments:
  Taxable interest income                                                   2,955            3,402
  Nontaxable interest income                                                  543              594
Interest on Federal funds sold and repurchase agreements                      176              261
                                                                     ------------     ------------
    Total interest income                                                  27,637           23,963
                                                                     ------------     ------------

INTEREST EXPENSE:
Deposits                                                                    4,131            2,719
Subordinated debentures                                                     1,232              822
Other borrowings                                                            1,186              756
                                                                     ------------     ------------
    Total interest expense                                                  6,549            4,297
                                                                     ------------     ------------

NET INTEREST INCOME                                                        21,088           19,666

PROVISION FOR LOAN AND LEASE LOSSES                                           370              450
                                                                     ------------     ------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                                20,718           19,216
                                                                     ------------     ------------
NONINTEREST INCOME:
Service charges on deposit accounts                                         3,083            2,322
Other fees and charges                                                      1,432            1,217
Earnings on cash surrender value of life insurance policies                   579              564
Gain on sale of loans                                                         165              101
Other                                                                         554              709
                                                                     ------------     ------------
    Total noninterest income                                                5,813            4,913
                                                                     ------------     ------------

NONINTEREST EXPENSES:
Salaries and employee benefits                                             11,051            9,374
Occupancy expense                                                           1,483            1,319
Furniture and equipment expense                                             1,077              973
Other                                                                       6,285            6,231
                                                                     ------------     ------------
    Total noninterest expenses                                             19,896           17,897
                                                                     ------------     ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                    6,635            6,232

PROVISION FOR INCOME TAXES                                                  2,212            1,986
                                                                     ------------     ------------

NET INCOME                                                           $      4,423     $      4,246
                                                                     ============     ============

Per Share Amounts
Basic Earnings Per Share                                             $       0.59     $       0.58
                                                                     ============     ============
Diluted Earnings Per Share                                           $       0.57     $       0.55
                                                                     ============     ============
Cash Dividends Per Common Share                                      $       0.10     $       0.10
                                                                     ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).


NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)
------------------------------------------------------------------------------------------------------------
                                                                                     For the six months
                                                                                       ended June 30,
                                                                               -----------------------------
                                                                                   2006             2005
                                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                     $      4,423     $      4,246
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization                                                     1,168            1,133
    Amortization of premium on securites                                                 72              135
    Amortization of core deposit intangible                                             325              325
    Provision for loan and lease losses                                                 370              450
    Loss (gain) on sale or calls on securities                                           19              (95)
    Gain on sale of loans                                                              (165)            (101)
    Gain on sale of premises and equipment                                              (14)             (35)
    Stock-based compensation expense                                                    158              106
Effect of changes in:
    Accrued interest receivable                                                         214              480
    Other assets                                                                      1,321             (656)
    Accrued interest payable and other liabilities                                   (1,601)            (934)
                                                                               ------------     ------------
       Net cash provided by operating activities                                      6,290            5,054
                                                                               ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of available for sale securities                                 44           20,033
    Proceeds from maturities/calls of available for sale securities                  16,452           16,184
    Purchases of available for sale securities                                           --           (1,989)
    Net change in FHLB and FRB stock and other securities                               223             (328)
    Net change in interest bearing deposits in other financial institutions              --              500
    Net increase in loans and leases                                                (14,882)         (45,698)
    Proceeds from sales of premises and equipment                                        14               --
    Purchases of premises and equipment                                                (900)          (3,187)
                                                                               ------------     ------------
       Net cash provided by (used in) investing activities                              951          (14,485)
                                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in deposits                                                          (24,279)          17,417
    Net change in other borrowed funds                                                2,000            8,944
    Cash dividends paid                                                              (1,497)          (1,481)
    Repurchase of common stock                                                       (5,270)            (188)
    Deferred tax benefit on stock-based compensation                                    175              357
    Exercise of stock options                                                           187              477
                                                                               ------------     ------------
       Net cash (used in) provided by financing activities                          (28,684)          25,526
                                                                               ------------     ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (21,443)          16,095
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         56,094           24,215
                                                                               -----------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $     34,651     $     40,310
                                                                               =============================
Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year for:
    Interest                                                                   $      6,483     $      4,271
    Income taxes                                                                      4,146            3,473

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2006.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries North Valley Bank ("NVB"), North Valley Trading Company, which is inactive, and Bank Processing, Inc. ("BPI"). Effective 6:01 p.m., June 30, 2006, the former banking subsidiary NVB Business Bank was merged into North Valley Bank. All of the business activities of NVB Business Bank were assumed by North Valley Bank as of the effective date of the merger. Significant intercompany items and transactions have been eliminated in consolidation. North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III and North Valley Capital Statutory Trust IV are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities.

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

NOTE B - INVESTMENT SECURITIES

At June 30, 2006 and December 31, 2005, the amortized cost of securities and their approximate fair value were as follows (in thousands):


                                                                                         Gross         Gross
                                                                       Amortized      Unrealized     Unrealized     Estimated
                                                                          Cost           Gains         Losses       Fair Value
                                                                      ------------   ------------   ------------   ------------
Available for sale securities:

June 30, 2006
  Securities of US government agencies and
    corporations                                                      $     11,033   $         --   $       (251)  $     10,782
  Obligations of states and political subdivisions                          23,144            298           (187)        23,255
  Mortgage-backed securities                                                94,705              7         (5,305)        89,406
  Corporate debt securities                                                  7,996             25            (13)         8,008
  Equity securities of government sponsored entities                        15,040             25         (1,292)        13,774
                                                                      ------------   ------------   ------------   ------------
                                                                      $    151,918   $        355   $     (7,048)  $    145,225
                                                                      ============   ============   ============   ============

December 31, 2005
  Securities of US government agencies and
    corporations                                                      $     16,015   $         --   $       (241)  $     15,774
  Obligations of states and political subdivisions                          23,473            541            (83)        23,931
  Mortgage-backed securities                                               105,935             43         (3,499)       102,479
  Corporate debt securities                                                  7,994             23            (32)         7,985
  Equity securities of government sponsored entities                        15,089             27         (1,027)        14,089
                                                                      ------------   ------------   ------------   ------------
                                                                      $    168,506   $        634   $     (4,882)  $    164,258
                                                                      ============   ============   ============   ============

                                                                                         Gross         Gross
                                                                       Amortized      Unrealized     Unrealized     Estimated
                                                                          Cost           Gains         Losses       Fair Value
                                                                      ------------   ------------   ------------   ------------
Held to maturity securities:

June 30, 2006
  Mortgage-backed securities                                          $         88   $         --   $         (4)  $         84
                                                                      ============   ============   ============   ============
December 31, 2005
  Mortgage-backed securities                                          $         91   $         --   $         (3)  $         88
                                                                      ============   ============   ============   ============

         There were no gross realized gains on sales or calls of available for sale securities for the six months ended June 30, 2006. Gross realized losses on sales or calls of available for sale securities for the six months ended June 30, 2006 were $19,000. Gross realized gains on sales or calls of available for sale securities were $275,000 for the six months ended June 30, 2005. Gross realized losses on sales or calls of available for sale securities for the six months ended June 30, 2005 were $180,000. There were no sales or transfers of held to maturity securities for the three and six months ended June 30, 2006 and 2005.

         At June 30, 2006 and December 31, 2005, securities having fair value amounts of approximately $81,206,000 and $103,584,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

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

         At June 30, 2006, the Company held $121,160,000 of available for sale investment securities in an unrealized loss position of which $8,966,000 were in a loss position for less than twelve months and $112,194,000 were in a loss position and had been in a loss position for twelve months or more. Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due only to interest rate fluctuations.

         Included in the above securities at June 30, 2006 are 100,000 shares of FNMA, Series M perpetual preferred stock. The coupon rate is fixed at 4.75% with a taxable-equivalent yield of 6.38%. The securities are owned at par, or $50.00 per share, for a total investment of $5,000,000 and an unrealized loss of $1,250,000 at June 30, 2006 as compared to $1,100,000 at December 31, 2005. The securities are callable at par on June 1, 2008.

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

NOTE C - STOCK-BASED COMPENSATION

Stock Option Plans

         At June 30, 2006, the Company has three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan. The shares available for grant may be granted to anyone eligible to participate in the plans. All options granted under the Employee plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense was recognized in the financial statements for the Director Plans for the difference between the fair market value of the options at the date of the grant and the exercise price which represented 85% of the fair market value and no compensation expense on these options was recognized prior to January 1, 2006. The options under the plans expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is generally four or five years; however the vesting period can be modified at the discretion of the Company's Board of Directors. Outstanding options under the plans are exercisable until their expiration. Total options of 2,502,353 were authorized under all plans at June 30, 2006. The Company issues new shares of common stock upon exercise of stock options by all plan participants.

Adoption of FAS 123(R)

         Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment ("Statement 123 R"), using the modified prospective transition method. Under this transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments vesting during 2006 that were granted prior to, but not yet vested as of, January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of Statement 123 and (b) compensation cost for all share-based payments vesting during 2006 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

         As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before provision for income taxes and net income for the three and six months ended June 30, 2006, was $44,000 and $29,000 lower, and $92,000 and $61,000 lower respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Diluted earnings per share for the three months ended June 30, 2006 would have remained unchanged if it had continued to account for share-based compensation under APB Opinion No. 25. Diluted earnings per share for the six months ended June 30, 2006 would have been $0.58 compared to the $0.55 reported if the Company had continued to account for share-based compensation under APB Opinion No. 25.

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

Pro Forma

         The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company's stock option plans.


                                                                               Three months ended,  Six months ended,
(in thousands except per share data)                                              June 30, 2005      June 30, 2005
                                                                                  -------------      -------------
Net income, as reported                                                           $       1,987      $       4,246
Add:  total stock-based compensation expense
   included in net income, net of tax                                                        31                 63
Deduct:  total stock-based compensation expense
   determined under the fair value based
   method for all awards, net of tax                                                        (78)              (157)
                                                                                  -------------      -------------
Net income, pro forma                                                             $       1,940      $       4,152

Basic earnings per common share:
As reported                                                                       $        0.27      $        0.58
Pro forma                                                                         $        0.26      $        0.56

Diluted earnings per common and equivalent share:
As reported                                                                       $        0.26      $        0.55
Pro forma                                                                         $        0.25      $        0.53




         The fair value of the options granted during the three months ended
June 30, 2006 and 2005 are noted below and were calculated using the Black-Scholes option-pricing formula with the following assumptions and prices:


                                               Three months ended June 30,            Six months ended June 30,
                                            --------------------------------      --------------------------------
                                                 2006               2005               2006               2005
                                            -------------      -------------      -------------      -------------
Dividend yield                                       2.28%              2.28%         2.24-2.28%         2.20-2.28%
Expected volatility                                 15.72%             15.29%       14.78-15.72%       15.29-15.86%
Risk-Free interest rate                              3.58%              3.58%              3.58%              3.58%
Expected option life                              7 years            7 years            7 years            7 years
Weighted average grant date fair value      $        2.85      $        3.39      $        2.95      $        3.34


Stock Compensation Expense - Stock Options

         At June 30, 2006, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company's stock option plans was $318,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 3.0 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested for the three months and six months ended June 30, 2006 was $44,000 and $92,000.

Stock Option Activity

         A summary of the activity in the Company's option plans is as follows:

                                                                                  Weighted
                                                                    Weighted      Average
                                                                    Average       Remaining         Exercise       Aggregate
                                                                    Exercise     Contractual         Price         Intrinsic
                                                      Shares        Price           Term             Range        Value ($000)
                                                 -----------------------------------------------------------------------------
Outstanding at January 1, 2006                        896,560    $       9.51       4.2 years     $5.36 - 19.86   $      7,528

Granted                                                49,157           17.38             N/A    $16.38 - 17.95   $         --

Exercised                                             (60,555)           8.58             N/A     $5.53 - 15.72   $        537

Expired or Forfeited                                  (66,221)          12.09             N/A     $8.58 - 19.86   $        389

                                                 -----------------------------------------------------------------------------
Outstanding at June 30, 2006                          818,941    $       7.62       5.0 years     $5.36 - 19.86   $      6,257
                                                 -----------------------------------------------------------------------------

Fully vested and excercisable at June 30, 2006        708,550    $       8.81       4.6 years     $5.36 - 19.86   $      6,080
                                                 -----------------------------------------------------------------------------

         The total intrinsic value of options exercised for the three months and six months ended June 30, 2006 was $181,000 and $537,000.

         Cash received from stock option exercises under the Company's option plans for the six months ended June 30, 2006 and June 30, 2005 was $187,000 and $477,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises under the stock option plans totaled $175,000 and $357,000 for the six months ended June 30, 2006 and June 30, 2005, respectively.

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

(in thousands)                                                          Three months ended June 30,      Six months ended June 30,
                                                                       ----------------------------    ----------------------------
                                                                           2006            2005            2006             2005
                                                                       ------------    ------------    ------------    ------------
Net income                                                             $      2,294    $      1,987    $      4,423    $      4,246
Other comprehensive (loss) income, net of tax:
  Holding (loss) income arising during period                                (1,330)          1,393          (1,445)           (108)
  Reclassification adjustment                                                    --               1              --             110
                                                                       ------------    ------------    ------------    ------------
                                                                             (1,330)          1,394          (1,445)              2
                                                                       ------------    ------------    ------------    ------------

Total comprehensive income                                             $        964    $      3,381    $      2,978    $      4,248
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

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three and six month periods ended June 30, 2006 and 2005 is reconciled as follows (in thousands, except per share amounts):

                                                                        Three months ended June 30,      Six months ended June 30,
                                                                       ----------------------------    ----------------------------
                                                                               2006            2005            2006            2005
                                                                       ------------    ------------    ------------    ------------
Calculation of basic earnings per share:
Numerator - net income                                                 $      2,294    $      1,987    $      4,423    $      4,246
Denominator - weighted average common shares outstanding                      7,450           7,411           7,478           7,375
                                                                       ------------    ------------    ------------    ------------

     Basic earnings per share                                          $       0.31    $       0.27    $       0.59    $       0.58
                                                                       ============    ============    ============    ============

Calculation of diluted earnings per share:
Numerator - net income                                                 $      2,294    $      1,987    $      4,423    $      4,246
Denominator:
  Weighted average common shares outstanding                                  7,450           7,411           7,478           7,375
  Dilutive effect of outstanding options                                        270             360             294             412
                                                                       ------------    ------------    ------------    ------------
     Weighted average common shares outstanding
       and common stock equivalents                                           7,720           7,771           7,772           7,787
                                                                       ------------    ------------    ------------    ------------

     Diluted earnings per share                                        $       0.30    $       0.26    $       0.57    $       0.55
                                                                       ============    ============    ============    ============

NOTE F - PENSION PLAN BENEFITS

         The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Components of net periodic benefit cost for the Company's supplemental nonqualified defined benefit plans for the three and six months ended June 30, 2006 and 2005 are presented in the following table (in thousands):


                                                  Three months ended June 30,      Six months ended June 30,
                                                 ----------------------------    ----------------------------
                                                     2006            2005            2006            2005
                                                 ------------    ------------    ------------    ------------
Components of net periodic benefits cost:
  Service cost                                   $        122    $         66    $        244    $        133
  Interest cost                                            67              48             134              98
  Amortization of net obligation at transition             --               7              --              14
  Prior service amortization                                8               9              16              18
  Recognized net actuarial loss                            15              --              30              --
                                                 ------------    ------------    ------------    ------------
Total components of net periodic cost            $        212    $        130    $        424    $        263
                                                 ============    ============    ============    ============

NOTE G - COMMITMENTS AND CONTINGENCIES

         The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company's financial position or results of its operations or its cash flows.

         The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $19,245,000 and $14,196,000 at June 30, 2006 and December 31, 2005. At June 30, 2006, commercial and consumer lines of credit and real estate loans of approximately $75,489,000 and $141,090,000 were undisbursed. At December 31, 2005, commercial and consumer lines of credit and real estate loans of approximately $78,602,000 and $127,608,000 were undisbursed.

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

         Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at June 30, 2006, no losses are anticipated as a result of these commitments.

         In management's opinion, a concentration exists in real estate-related loans which represent approximately 78% and 77% of the Company's loan portfolio at June 30, 2006 and December 31, 2005, respectively. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.


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

Accounting for Uncertainty in Income Taxes

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109. FIN 48 requires that realization of an uncertain income tax position be "more likely than not" before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management of the Company is currently evaluating the requirements of FIN 48 and the impact this interpretation may have on its financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS.
         -------------------------

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

Share Based Compensation

         At June 30, 2006, the Company had three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan, which are described more fully in Note C to the Unaudited Condensed Consolidated Financial Statements included herein in Item 1 - Financial Statements. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised
2004), Share-Based Payment (SFAS 123R), using the modified-prospective transition method. Under this transition method, compensation cost recognized during the quarter ended June 30, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value and related service period estimates in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123R. Under the provisions of the modified-prospective transition method, results for the three or six months ended June 30, 2005 have not been restated.

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

Goodwill

         Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. Goodwill of $15,187,000 was recorded in the Company's acquisition of North Valley Bank Business Bank. The value of goodwill is ultimately derived from the Company's ability to generate net earnings. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill will be assessed for impairment at a reporting unit level at least annually. Management will conduct its annual assessment of impairment during the fourth quarter of 2006.

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

Overview
--------

         North Valley Bancorp (the "Company") is a bank holding company headquartered in Redding, California. Effective 6:01 p.m., June 30, 2006, the former banking subsidiary NVB Business Bank was merged into North Valley Bank. All of the business activities of NVB Business Bank were assumed by North Valley Bank as of the effective date of the merger. Its subsidiary, North Valley Bank ("NVB"), a state-chartered bank operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with twenty-six branches, including two supermarket branches, in Northern California. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues. Effective July 27, 2006, North Valley Bancorp holding company Directors Roger Kohlmeier and Martin Mariani became directors of the wholly-owned banking subsidiary North Valley Bank, bringing the total number of directors at North Valley Bank to nine. All of the 9 directors of the Company are now directors of NVB.


Earnings Summary
----------------

                                                  Three months ended June 30,      Six months ended June 30,
                                                 ----------------------------    ----------------------------
(in thousands except per share amounts)              2006            2005            2006            2005
                                                 ------------    ------------    ------------    ------------
Net interest income                              $     10,695    $     10,068    $     21,088    $     19,666
Provision for loan and lease losses                       370             180             370             450
Noninterest income                                      3,015           2,463           5,813           4,913
Noninterest expense                                     9,880           9,463          19,896          17,897
Provision for income taxes                              1,166             901           2,212           1,986
                                                 ------------    ------------    ------------    ------------
Net income                                       $      2,294    $      1,987    $      4,423    $      4,246
                                                 ============    ============    ============    ============

Earnings Per Share
    Basic                                        $       0.31    $       0.27    $       0.59    $       0.58
    Diluted                                      $       0.30    $       0.26    $       0.57    $       0.55

Annualized Return on Average Assets                      1.03%           0.89%           0.99%           0.96%
Annualized Return on Average Equity                     12.82%          11.91%          12.39%          12.80%

         Net income for the three and six months ended June 30, 2006 increased by $307,000, or 15.5%, and $177,000, or 4.2%, respectively, compared to the same periods in 2005. Diluted earnings per share increased $0.04, or 15.4%, and $0.02, or 3.6%, respectively, for the three and six months ended June 30, 2006 compared to the same periods in 2005. The Company did not record a provision for loan and lease losses for the three months ended March 31, 2006 while recognizing $370,000 of provision for loan and lease losses for the three months ended June 30, 2006 resulting in total provision recorded for the six months ended June 30, 2006 of $370,000. Provision for loan and lease losses of $180,000 and $450,000 was recorded for the three and six months ended June 30, 2005. The process for determining allowance adequacy includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic activity. Management believes that the current level of allowance for loan and lease losses as of June 30, 2006 of $8,292,000, or 1.30% of total loans and leases, is adequate at this time. The allowance for loan and lease losses was $7,864,000, or 1.26% of total loans and leases, at December 31, 2005. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses" on page 22.

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

         The following table is a summary of the Company's net interest income, presented on a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning assets, for the periods indicated:


Average Daily Balance Sheets
(Dollars in thousands, except percentages)

                                           Three months ended June 30, 2006          Three months ended June 30, 2005
                                       ---------------------------------------    --------------------------------------
                                         Average       Yield/        Interest       Average       Yield/       Interest
                                         Balance        Rate          Amount        Balance        Rate         Amount
                                       ----------    -----------    ----------    ----------    ----------    ----------
Assets
Earning assets:
  Federal Funds Sold                   $    5,837          4.88%   $       71    $   12,480          2.89%   $       90
  Investment securities:
    Taxable                               121,799          4.30%        1,307       159,490          3.94%        1,565
    Non-taxable (1)                        23,386          6.88%          401        24,370          6.95%          422
    FNMA preferred stock (1)               12,049          6.59%          198        12,039          6.73%          202
                                       ----------    -----------    ----------    ----------    ----------    ----------
  Total investments                       157,234          4.86%        1,906       195,899          4.48%        2,189
  Loans and leases (2)(3)                 627,975          7.80%       12,217       581,858          7.07%       10,249
                                       ----------    -----------    ----------    ----------    ----------    ----------
Total earning assets                      791,046          7.20%       14,194       790,237          6.36%       12,528

Non earning assets                        108,919                                   109,083
Allowance for loan and
  lease losses                             (8,032)                                   (7,166)
                                       ----------                                ----------
Total non-earning assets                  100,887                                   101,917

Total assets                           $  891,933                                $  892,154
                                       ==========                                ==========

Liabilities and Shareholders' Equity
Interest bearing liabilities:
  Transaction accounts                 $  195,005          0.30%   $      148    $  196,689          0.42%   $      204
  Savings and money market                172,777          1.13%          485       205,852          0.77%          395
  Time certificates                       172,251          3.46%        1,488       154,626          2.25%          868
  Other borrowed funds                     88,808          5.39%        1,194        77,112          4.17%          801
                                       ----------    -----------   ----------    ----------    ----------    ----------
Total interest bearing
  liabilities                             628,841          2.11%        3,315       634,279          1.43%        2,268
Demand deposits                           181,143                                   180,692
Other liabilities                          10,165                                    10,266
                                       ----------                                ----------
Total liabilities                         820,149                                   825,237
                                       ----------                                ----------
Shareholders' equity                       71,784                                    66,917
                                       ----------                                ----------
Total liabilities and
  shareholders' equity                 $  891,933                                $  892,154
                                       ==========                                ==========
Net interest income                                                $   10,879                                $   10,260
                                                                   ==========                                ==========
Net interest spread                                        5.09%                                     4.93%
                                                     ==========                                ==========
Net interest margin                                        5.52%                                     5.21%
                                                     ==========                                ==========

--------------------------------------------------------------------------------
(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2) Loans on nonaccrual status have been included in the computations of averages balances.
(3) Includes loan fees of $706 and $886 for the three months ended June 30, 2006 and 2005, respectively.


Average Daily Balance Sheets
(Dollars in thousands, except percentages)

                                            Six months ended June 30, 2006             Six months ended June 30, 2005
                                       ---------------------------------------    --------------------------------------
                                         Average       Yield/        Interest       Average       Yield/       Interest
                                         Balance        Rate          Amount        Balance        Rate         Amount
                                       ----------    -----------    ----------    ----------    ----------    ----------
Assets
Earning assets:
  Federal Funds Sold                   $    7,295          4.87%   $      176    $   20,105          2.62%   $      261
  Investment securities:
    Taxable                               126,334          4.25%        2,662       162,770          3.86%        3,116
    Non-taxable (1)                        23,434          6.97%          810        25,405          7.04%          887
    FNMA preferred stock (1)               12,058          6.61%          395        12,039          6.28%          375
    Interest earning deposits                  --            --            --           172          2.34%            2
                                       ----------    -----------    ----------    ----------    ----------    ----------
  Total investments                       161,826          4.82%        3,867       200,386          4.41%        4,380
  Loans and leases (2)(3)                 626,436          7.71%       23,963       569,727          6.98%       19,706
                                       ----------    -----------    ----------    ----------    ----------    ----------
Total earning assets                      795,557          7.10%       28,006       790,218          6.21%       24,347

Non earning assets                        109,897                                   110,893
Allowance for loan and
  lease losses                             (7,981)                                   (7,178)
                                       ----------                                ----------
Total non-earning assets                  101,916                                   103,715

Total assets                           $  897,473                                $  893,933
                                       ==========                                ==========

Liabilities and Shareholders' Equity
Interest bearing liabilities:
  Transaction accounts                 $  193,894          0.30%   $      292    $  195,462          0.41%   $      397
  Savings and money market                178,801          1.14%        1,012       206,726          0.72%          743
  Time certificates                       171,351          3.33%        2,828       155,432          2.05%        1,579
  Other borrowed funds                     90,183          5.40%        2,417        76,063          4.18%        1,578
                                       ----------    -----------    ----------    ----------    ----------    ----------
Total interest bearing
  liabilities                             634,229          2.08%        6,549       633,683          1.37%        4,297
Demand deposits                           180,793                                   180,590
Other liabilities                          10,454                                    12,761
                                       ----------                                ----------
Total liabilities                         825,476                                   827,034
                                       ----------                                ----------
Shareholders' equity                       71,997                                    66,899
                                       ----------                                ----------
Total liabilities and
  shareholders' equity                 $  897,473                                $  893,933
                                       ==========                                ==========
Net interest income                                                $   21,457                                $   20,050
                                                                   ==========                                ==========
Net interest spread                                        5.02%                                     4.84%
                                                     ==========                                ==========
Net interest margin                                        5.44%                                     5.12%
                                                     ==========                                ==========

--------------------------------------------------------------------------------
(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2) Loans on nonaccrual status have been included in the computations of averages balances.
(3) Includes loan fees of $409 and $953 for the six months ended June 30, 2006 and 2005, respectively.

         Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The increase in net interest income (FTE) for the three and six month periods ended June 30, 2006 resulted primarily from a shift in earning asset composition to higher yielding loans as well as increased yields resulting from the increasing rate environment. Management is proactive in attempting to manage the Company's net interest margin, that is, trying to maximize current net interest income without placing an undue risk on future earnings. Currently the Company is selling certain fixed-rate 15-and 30-year residential mortgages in order to minimize the Company's interest rate risk and to generate consistent mortgage fee income.

         While average earning assets for the three and six months ended June 30, 2006 increased by $809,000 and $5,339,000, respectively, from the same periods last year, yields on average earning assets also increased by 84 and 89 basis points, respectively. Average interest bearing liabilities decreased by $5,438,000 for the three months ended June 30, 2006 compared to the same period in 2005 while the average rate paid on those liabilities increased by 68 basis points. The Company's net interest margin (FTE) increased from 5.21% and 5.12% for the three and six months ended June 30, 2005 to 5.52% and 5.44% for the same period in 2006.

Provision for Loan and Lease Losses
-----------------------------------

         The Company did not record a provision for loan and lease losses for the three months ended March 31, 2006 while recognizing $370,000 of provision for loan and lease losses for the three months ended June 30, 2006 resulting in total provision recorded for the six months ended June 30, 2006 of $370,000. For the three and six months ended June 30, 2005, $180,000 and $450,000 was recorded. Provisions for loan and lease losses are recorded based on management's evaluation of the risks inherent in the loan and lease portfolio. The allowance for loan and lease losses is maintained at an amount management considers adequate to cover losses in loans and leases receivable which are considered probable and estimable. See "Allowance for Loan and Lease Losses" on page 22.

Noninterest Income
------------------

         The following table is a summary of the Company's noninterest income for the periods indicated:


                                                                 Three months ended June 30,      Six months ended June 30,
                                                                ----------------------------    ----------------------------
(In thousands)                                                      2006            2005            2006            2005
                                                                ------------    ------------    ------------    ------------
  Service charges on deposit accounts                           $      1,606    $      1,189    $      3,083    $      2,322
  Other fees and charges                                                 730             649           1,432           1,217
  Earnings on cash surrender value of life insurance policies            286             287             579             564
  Gain on sale of loans                                                   85              54             165             101
  (Loss) gain on sale or calls of securities                             (19)              2             (19)             95
  Other                                                                  327             282             573             614
                                                                ------------    ------------    ------------    ------------
Total noninterest income                                        $      3,015    $      2,463    $      5,813    $      4,913
                                                                ============    ============    ============    ============


         Noninterest income increased from $2,463,000 and $4,913,000 for the three and six months ended June 30, 2005 to $3,015,000 and $5,813,000 for the same periods in 2006. Service charges on deposits increased $417,000 from the three months ended June 30, 2005 compared to the same period in 2006 and $761,000 from the six months ended June 30, 2005 compared to the six month period ended June 30, 2006. Other fees and charges increased from $649,000 and $1,217,000 for the three and six months ended June 30, 2005 to $730,000 and $1,432,000 for the same periods in 2006. The increase in fees is directly attributable to the increase in debit card activity, specifically, point-of-sale and foreign ATM use. The Company recorded $85,000 in gains on sales of mortgages but recorded a loss on sales of securities of $19,000 for the three months ended
June 30, 2006 compared to $54,000 in gains on sales of mortgages and $2,000 in gains on sales of securities for the same period in 2005. Other income increased to $327,000 for the three months ended June 30, 2006 from $282,000 for the same period in 2005. The increase in other income was primarily due to an increase in fees earned associated with the Company's third-party nondeposit investment products.

Noninterest Expense
-------------------

         The following table is a summary of the Company's noninterest expense for the periods indicated:

                                                                 Three months ended June 30,      Six months ended June 30,
                                                                ----------------------------    ----------------------------
(In thousands)                                                      2006            2005            2006            2005
                                                                ------------    ------------    ------------    ------------

Salaries & employee benefits                                    $      5,414    $      4,692    $     11,051    $      9,374
Equipment expense                                                        544             412           1,077             973
Occupancy expense                                                        776             692           1,483           1,319
Data processing expenses                                                 591             689           1,094           1,008
Professional services                                                    352             329             716             643
Marketing                                                                301             272             556             470
ATM expense                                                              224             156             427             358
Printing & supplies                                                      163             133             358             293
Postage                                                                  147             190             300             301
Other                                                                  1,368           1,898           2,834           3,158
                                                                ------------    ------------    ------------    ------------
     Total noninterest expense                                  $      9,880    $      9,463    $     19,896    $     17,897
                                                                ============    ============    ============    ============


         Noninterest expense totaled $9,880,000 and $19,896,000 for the three and six months ended June 30, 2006, compared to $9,463,000 and $17,897,000 for the same periods in 2005. This represents an increase of $417,000, or 4.4%, for the three months ended June 30, 2006 and $1,999,000, or 11.2% for the six months ended June 30, 2006 from 2005 levels due primarily to the Company's continued investment in higher growth markets, most notably Sonoma and Placer Counties. Salaries and benefits increased by $722,000 or 15.4% to $5,414,000 for the three months ended June 30, 2006 compared to $4,692,000 for the same period in 2005. Most other expense categories for the three months ended June 30, 2006 experienced relatively small decreases or increases from the same respective periods in 2005. The Company's ratio of noninterest expense to average assets was 4.43% for the three months ended June 30, 2006 compared to 4.24% for the same period in 2005. The increase in noninterest expense to average assets ratio is a result of the increase in expenses noted above compounded by the lack of balance sheet growth.

Income Taxes
------------

         The provision for income taxes for the three months ended June 30, 2006 was $1,166,000 as compared to $901,000 for the same period in 2005. The effective income tax rate for state and federal income taxes was 33.7% for the three months ended June 30, 2006 compared to 31.2% for the same period in 2005. The increase in the effective tax rate is due to higher overall revenues in the Company but the same or slightly lower level of revenues that are exempt from federal taxes in the second quarter of 2006 compared to the same period in 2005. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company's investment in municipal securities, FNMA Preferred Stock, and life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives special tax benefits from the State of California Franchise Tax Board for operating and providing loans in designated `Enterprise Zones'.

Financial Condition as of June 30, 2006 As Compared to December 31, 2005
------------------------------------------------------------------------

         Total assets at June 30, 2006, were $891,266,000, compared to $918,415,000 at December 31, 2005. Investment securities and federal funds decreased to $146,063,000 at June 30, 2006, compared to $172,149,000 at December 31, 2005.

Loan and Lease Portfolio
------------------------

         Loans and leases, the Company's major component of earning assets, increased during the first six months of 2006 to $639,617,000 at June 30, 2006 from $624,512,000 at December 31, 2005. The Company's average loan to deposit ratio was 87.1% for the quarter ended June 30, 2006 compared to 78.9% for the same period in 2005. The increase in the Company's average loan to deposit ratio is driven by an increase in total average loans of $46,117,000 while total average deposits decreased by $16,683,000. Commercial loans increased by $7,254,000, while commercial real estate loans increased by $6,220,000 and real estate construction by $10,742,000 from December 31, 2005. The increases are primarily the result of the Company's decision to enter into and invest in higher growth markets such as Santa Rosa, Ukiah, Fairfield, Roseville, and Woodland. Real estate - mortgage, installment, and direct financing leases decreased from December 31, 2005 by $3,867,000, $8,192,000, and $565,000,
respectively. The decrease in real estate - mortgage loans is primarily due to the Company's strategic decision to sell originated mortgage loans while the decrease in installment loans is due to the Company's decision to discontinue purchasing indirect auto contracts in May of 2005.


(Dollars in thousands)                             June 30,      December 31,
                                                     2006            2005
                                                 ------------    ------------

Commercial                                       $     70,342    $     63,088
Real Estate - Commercial                              251,830         245,610
Real Estate - Construction                            209,871         199,129
Real Estate - Mortgage                                 35,633          39,500
Installment                                            32,626          40,818
Direct Financing Leases                                 2,555           3,120
Other                                                  37,665          33,890
                                                 ------------    ------------

                                                      640,522         625,155

Deferred Loan Fees, Net                                  (905)           (643)
Allowance for Loan and Lease Losses                    (8,292)         (7,864)
                                                 ------------    ------------
                                                 $    631,325    $    616,648
                                                 ============================

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

         At June 30, 2006, the recorded investment in loans and leases for which impairment had been recognized was approximately $30,000 compared to $1,032,000 at June 30, 2005. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $2,200 for cash payments received in 2006.

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

         Nonperforming assets at June 30, 2006, and December 31, 2005, are summarized as follows:


                                                                       June 30,      December 31,
                                                                         2006            2005
                                                                     ------------    ------------
  Nonaccrual loans and leases                                        $         30    $        686
  Loans and leases past due 90 days and accruing interest                     193              67
  Other real estate owned                                                     902             902
                                                                     ------------    ------------
    Total nonperforming assets                                       $      1,125    $      1,655
                                                                     ============    ============

Nonaccrual loans and leases to total gross loans and leases                  0.00%           0.11%
Nonperforming loans and leases to total gross loans and leases               0.03%           0.12%
Total nonperforming assets to total assets                                   0.13%           0.18%


Allowance for Loan and Lease Losses
-----------------------------------

         A summary of the allowance for loan and lease losses at June 30, 2006 and June 30, 2005 is as follows:

                                                                      Six months ended June 30,
                                                                     ----------------------------
                                                                         2006            2005
                                                                     ------------    ------------
Balance beginning of period                                          $      7,864    $      7,217
Provision for loan and lease losses                                           370             450
Net recoveries (charge-offs)                                                   58             (55)
                                                                     ------------    ------------
Balance end of period                                                $      8,292    $      7,612
                                                                     ============    ============

Allowance for loan and lease losses to total loans and leases                1.30%           1.27%

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

                  The formula allowance is adjusted for qualitative factors that are based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowance. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated to determine the adjustment to the formula allowance at June 30, 2006 included the following, which existed at the balance sheet date:

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

         The $8,292,000 in formula and specific allowances at June 30, 2006 reflects management's estimate of the inherent loss in various pools or segments in the portfolio, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio.

Management anticipates that as the Company continues to implement its strategic plan the Company will:

                  o Generate further growth in loans receivable held for investment

                  o Emphasize the origination of income property real estate loans

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

Deposits
--------

         Total deposits decreased to $722,411,000 at June 30, 2006 compared to $746,690,000 at December 31, 2005. Noninterest-bearing demand deposits decreased $163,000 or 0.1% from December 31, 2005, interest-bearing demand deposits decreased $27,817,000 or 14.3%, while certificates of deposits increased $7,804,000 or 4.6% mostly offset by the decreases in savings and money market accounts of $4,103,000 or 2.1%.

Liquidity
---------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds of $34,500,000 as of June 30, 2006 were also available to provide liquidity. In addition, the Company has a revolving, unsecured line of credit for $8,000,000 with a correspondent bank as of June 30, 2006 and NVB is a member of the Federal Home Loan Bank ("FHLB") providing additional unused borrowing capacity of $26,850,000 secured by certain loans and investment securities as of June 30, 2006. The Company also has a line of credit with Federal Reserve Bank of San Francisco ("FRB") of $2,916,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of June 30, 2006, borrowings consisted of $19,000,000 in short term FHLB advances, long-term borrowings of $37,500,000 were outstanding with the FHLB, $2,000,000 in overnight Fed Funds sold to correspondent bank and $31,961,000 was outstanding in the form of subordinated debt issued by the Company.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and available for sale investment securities) totaled $179,876,000 and $220,352,000 (or 20.2% and 24.0% of total assets) at June 30,
2006 and December 31, 2005, respectively.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $658,380,000 and $686,608,000 at June 30, 2006 and December 31, 2005, respectively.

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

Capital Resources
-----------------

         The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company's ability to earn a high rate of return on stockholders' equity (ROE). Stockholders' equity decreased to $68,531,000 as of June 30, 2006, as compared to $71,801,000 at December 31, 2005. The decrease was due to the repurchase of shares of $5,270,000, cash dividends paid out in the amount of $1,497,000 and an increase in unrealized loss on available for sale securities of $1,445,000 partially offset by net income of $4,423,000 and exercise of stock options of $519,000. Under current regulations, management believes that the Company meets all capital adequacy requirements and North Valley Bank was considered well capitalized at June 30, 2006 and December 31, 2005.

         The Company's and North Valley Bank's capital amounts and risk-based capital ratios are presented below.

                                                                                                          To be Well Capitalized
                                                                            For Capital Adequacy         Under Prompt Corrective
                                                       Actual                     Purposes                  Action Provisions
                                            -------------------------------------------------------------------------------------
                                                                            Minimum        Minimum       Minimum         Minimum
                                               Amount         Ratio          Amount         Ratio         Amount          Ratio
                                            -------------------------------------------------------------------------------------
Company
As of June 30, 2006
 Total capital (to risk weighted assets)    $   93,541          11.30%    $   66,224           8.00%           N/A            N/A
 Tier 1 capital (to risk weighted assets)   $   78,161           9.44%    $   33,119           4.00%           N/A            N/A
 Tier 1 capital (to average assets)         $   78,161           8.94%    $   34,971           4.00%           N/A            N/A

As of December 31, 2005
 Total capital (to risk weighted assets)    $   94,473          11.92%    $   63,395           8.00%           N/A            N/A
 Tier 1 capital (to risk weighted assets)   $   80,181          10.12%    $   31,698           4.00%           N/A            N/A
 Tier 1 capital (to average assets)         $   80,181           8.87%    $   36,147           4.00%           N/A            N/A

North Valley Bank
As of June 30, 2006
 Total capital (to risk weighted assets)    $   90,234          10.92%    $   66,105           8.00%    $   82,632          10.00%
 Tier 1 capital (to risk weighted assets)   $   81,942           9.92%    $   33,041           4.00%    $   49,562           6.00%
 Tier 1 capital (to average assets)         $   81,942           9.40%    $   34,869           4.00%    $   43,586           5.00%

As of December 31, 2005
 Total capital (to risk weighted assets)    $   76,647          11.58%    $   52,940           8.00%    $   66,175          10.00%
 Tier 1 capital (to risk weighted assets)   $   70,127          10.60%    $   26,470           4.00%    $   39,705           6.00%
 Tier 1 capital (to average assets)         $   70,127           9.19%    $   30,522           4.00%    $   38,153           5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

         In management's opinion there has not been a material change in the Company's market risk profile for the six months ended June 30, 2006 compared to December 31, 2005. Please see discussion under the caption "Interest Rate Sensitivity" on page 24.

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

         Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. An evaluation of any changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2006 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management group. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Issuer Purchases of Equity Securities

                                                                                       Number of      Maximum number
                                                                                        Shares        of Shares that
                                                                                      Purchased as       May Yet Be
                                                      Total                             Part of         Purchased
                                                    Number of                          Publicly         Under the
                                                     Shares       Average Price     Announced Plans      Plans or
        Period                                      Purchased     Paid per Share      or Programs        Programs
        --------------------------                  ---------     --------------      -----------        --------
        April 1 thru June 30, 2006                   300,000          $17.57            300,000              0

         On May 2, 2006, the Company announced the adoption of a stock purchase program and the press release describing such program was attached to the Current Report on Form 8-K filed with the Commission on May 3, 2006. This program called for the repurchase of 4%, or approximately 300,000 shares, of common stock of the Company. This stock purchase program was completed during the quarter as illustrated in the table above.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of North Valley Bancorp was held on Thursday, May 25, 2006. Shareholders of the Company approved the following proposals:

1. To elect the following four (4) nominees as Director of the Corporation for a one year term:

         Michael J. Cushman
         Dante W. Ghidinelli
         Kevin D. Hartwick
         Roger B. Kohlmeier

         The term of office of the following directors continued after the Annual Meeting: J.M. "Mike" Wells, Jr., William W. Cox, Dolores M. Vellutini, Royce L. Friesen, and Martin A. Mariani.

2. To ratify the appointment of Perry-Smith LLP as Independent Auditor for the Corporation for 2006.

         Results of the election are presented below:

                              Annual Meeting of Shareholders
                                  Thursday, May 25, 2006

Total Shares Outstanding:             7,539,654
Total Shares Voted:                   5,793,698        77%


Proposal 1:
                                                   Percent of                 Percent of                Percent of
Nominees                                  For        Quorum      Withheld       Quorum       Abstain      Quorum
--------                                ---------    ------      --------       ------       -------      ------
Michael J. Cushman                      5,669,678     97.9%       124,020        2.1%
Dante W. Ghidinelli                     5,701,940     98.4%        91,758        1.6%
Kevin D. Hartwick                       5,705,778     98.5%        87,920        1.5%
Roger B. Kohlmeier                      5,686,946     98.2%       106,752        1.8%

Proposal 2:

Perry-Smith LLP                         5,676,908     98.0%        30,190        0.5%         86,600       1.50%

Item 5.  Other Information

         None

Item 6.  Exhibits

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
--------------------
(Registrant)

Date     August 9, 2006

By:

/s/ MICHAEL J. CUSHMAN
--------------------------------------------------
Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)


/s/ KEVIN R. WATSON
--------------------------------------------------
Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)