Form 10-Q
period 2006-09-30
NORTH VALLEY BANCORP
filed 2006-11-09
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended September 30, 2006.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Transition Period From ____________ to ____________



                         Commission file number 0-10652


                              NORTH VALLEY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                California                             94-2751350
    ---------------------------------           ------------------------
      (State or other jurisdiction              (IRS Employer ID Number)
    of incorporation or organization)


300 Park Marina Circle, Redding, CA                        96001
----------------------------------------                ----------
(Address of principal executive offices)                (Zip code)


Registrant's telephone number, including area code     (530) 226-2900
                                                     ----------------


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

Common Stock - 7,286,033 shares as of November 8, 2006.

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets--September 30, 2006 and
         December 31, 2005                                                    3

         Condensed Consolidated Statements of Income--For the three months
         ended September 30, 2006 and 2005                                    4

         Condensed Consolidated Statements of Income--For the nine months
         ended September 30, 2006 and 2005                                    5

         Condensed Consolidated Statements of Cash Flows--For the nine
         months ended September 30, 2006 and 2005                             6

         Notes to Condensed Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          28

Item 4.  Controls and Procedures                                             28


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                   28

Item 1A. Risk Factors                                                        28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         28

Item 3.  Defaults Upon Senior Securities                                     28

Item 4.  Submission of Matters to a Vote of Security Holders                 28

Item 5.  Other Information                                                   28

Item 6.  Exhibits                                                            28


SIGNATURES                                                                   29
----------


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)
------------------------------------------------------------------------------------------------------
                                                                          September 30,   December 31,
                                                                              2006            2005
                                                                          ------------    ------------
ASSETS
Cash and cash equivalents:
  Cash and due from banks                                                 $     38,015    $     48,294
  Federal funds sold                                                               680           7,800
                                                                          ------------    ------------
        Total cash and cash equivalents                                         38,695          56,094

Investment securities available for sale, at fair value                        138,486         164,258
Investment securities held to maturity, at amortized cost                           82              91

Loans and leases                                                               666,148         624,512
  Less: Allowance for loan and lease losses                                     (8,853)         (7,864)
                                                                          ------------    ------------
  Net loans and leases                                                         657,295         616,648

Premises and equipment, net                                                     14,081          14,946
Accrued interest receivable                                                      3,999           3,834
Other real estate owned                                                            902             902
FHLB and FRB stock and other securities                                          5,494           5,663
Company-owned life insurance policies                                           29,222          28,495
Core deposit intangibles, net                                                    2,049           2,537
Goodwill                                                                        15,187          15,187
Other assets                                                                     9,111           9,760
                                                                          ------------    ------------

  TOTAL ASSETS                                                            $    914,603    $    918,415
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Noninterest-bearing                                                     $    195,490    $    186,555
  Interest-bearing                                                             565,405         560,135
                                                                          ------------    ------------
  Total deposits                                                               760,895         746,690

Accrued interest payable and other liabilities                                  10,784          11,463
Other borrowed funds                                                            38,100          56,500
Subordinated debentures                                                         31,961          31,961
                                                                          ------------    ------------
  Total liabilities                                                            841,740         846,614
                                                                          ------------    ------------

Commitments and Contingencies (Note G)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none
  outstanding                                                                       --              --
Common stock, no par value: authorized 20,000,000 shares; outstanding
  7,285,283 and 7,497,599 at September 30, 2006 and December 31, 2005           38,959          39,810
Retained earnings                                                               35,901          34,437
Accumulated other comprehensive loss, net of tax                                (1,997)         (2,446)
                                                                          ------------    ------------
  Total stockholders' equity                                                    72,863          71,801
                                                                          ------------    ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    914,603    $    918,415
                                                                          ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).


NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands except per share data)
-------------------------------------------------------------------------------------------------
                                                                      For the three months ended
                                                                             September 30,
                                                                     ----------------------------
                                                                         2006            2005
                                                                     ------------    ------------
INTEREST INCOME:
Interest and fees on loans and leases                                $     12,899    $     10,993
Interest on investments:
  Taxable interest income                                                   1,330           1,583
  Nontaxable interest income                                                  257             276
Interest on Federal funds sold and repurchase agreements                       20             113
                                                                     ------------    ------------
    Total interest income                                                  14,506          12,965
                                                                     ------------    ------------

INTEREST EXPENSE:
Deposits                                                                    2,782           1,651
Subordinated debentures                                                       611             450
Other borrowings                                                              603             480
                                                                     ------------    ------------
    Total interest expense                                                  3,996           2,581
                                                                     ------------    ------------

NET INTEREST INCOME                                                        10,510          10,384

PROVISION FOR LOAN AND LEASE LOSSES                                           555             280
                                                                     ------------    ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                                 9,955          10,104
                                                                     ------------    ------------

NONINTEREST INCOME:
Service charges on deposit accounts                                         1,723           1,683
Other fees and charges                                                        902             721
Earnings on cash surrender value of life insurance policies                   309             320
Gain on sale of loans                                                         171              54
Gain on sales or calls of securities                                           16              22
Other                                                                         477             267
                                                                     ------------    ------------
    Total noninterest income                                                3,598           3,067
                                                                     ------------    ------------

NONINTEREST EXPENSES:
Salaries and employee benefits                                              5,407           4,995
Occupancy expense                                                             772             666
Furniture and equipment expense                                               533             540
Other                                                                       3,147           3,323
                                                                     ------------    ------------
    Total noninterest expenses                                              9,859           9,524
                                                                     ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                    3,694           3,647

PROVISION FOR INCOME TAXES                                                    775           1,214
                                                                     ------------    ------------

NET INCOME                                                           $      2,919    $      2,433
                                                                     ============    ============

Per Share Amounts
Basic Earnings Per Share                                             $       0.40    $       0.33
                                                                     ============    ============
Diluted Earnings Per Share                                           $       0.39    $       0.31
                                                                     ============    ============
Cash Dividends Per Common Share                                      $       0.10    $       0.10
                                                                     ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).


NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands except per share data)
------------------------------------------------------------------------------------------------------

                                                                            For the nine months ended
                                                                                 September 30,
                                                                          ----------------------------
                                                                              2006            2005
                                                                          ------------    ------------
INTEREST INCOME:
Interest and fees on loans and leases                                     $     36,862    $     30,699
Interest on investments:
  Taxable interest income                                                        4,285           4,985
  Nontaxable interest income                                                       800             870
Interest on Federal funds sold and repurchase agreements                           196             374
                                                                          ------------    ------------
    Total interest income                                                       42,143          36,928
                                                                          ------------    ------------

INTEREST EXPENSE:
Deposits                                                                         6,913           4,370
Subordinated debentures                                                          1,843           1,272
Other borrowings                                                                 1,789           1,236
                                                                          ------------    ------------
    Total interest expense                                                      10,545           6,878
                                                                          ------------    ------------

NET INTEREST INCOME                                                             31,598          30,050

PROVISION FOR LOAN AND LEASE LOSSES                                                925             730
                                                                          ------------    ------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                                     30,673          29,320
                                                                          ------------    ------------
NONINTEREST INCOME:
Service charges on deposit accounts                                              4,806           4,005
Other fees and charges                                                           2,334           1,938
Earnings on cash surrender value of life insurance policies                        889             884
Gain on sale of loans                                                              336             155
(Loss) gain on sales or calls of securities                                         (3)            117
Other                                                                            1,049             881
                                                                          ------------    ------------
    Total noninterest income                                                     9,411           7,980
                                                                          ------------    ------------
NONINTEREST EXPENSES:
Salaries and employee benefits                                                  16,458          14,369
Occupancy expense                                                                2,255           1,985
Furniture and equipment expense                                                  1,610           1,513
Other                                                                            9,432           9,554
                                                                          ------------    ------------
    Total noninterest expenses                                                  29,755          27,421
                                                                          ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                        10,329           9,879

PROVISION FOR INCOME TAXES                                                       2,987           3,200
                                                                          ------------    ------------

NET INCOME                                                                $      7,342    $      6,679
                                                                          ============    ============
Per Share Amounts
Basic Earnings Per Share                                                  $       0.99    $       0.90
                                                                          ============    ============
Diluted Earnings Per Share                                                $       0.95    $       0.86
                                                                          ============    ============
Cash Dividends Per Common Share                                           $       0.10    $       0.30
                                                                          ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).


NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)
----------------------------------------------------------------------------------------------------------------
                                                                                     For the nine months ended
                                                                                            September 30,
                                                                                    ----------------------------
                                                                                        2006            2005
                                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                          $      7,342    $      6,679
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Depreciation and amortization                                                         1,753           1,604
     Amortization of premium on securites                                                     72             183
     Amortization of core deposit intangible                                                 488             488
     Provision for loan and lease losses                                                     925             730
     Loss (gain) on sale or calls on securities                                                3            (117)
     Gain on sale of loans                                                                  (336)           (155)
     Gain on sale of premises and equipment                                                 (217)            (37)
     Stock-based compensation expense                                                        227             159
Effect of changes in:
     Accrued interest receivable                                                            (165)           (175)
     Other assets                                                                           (391)           (195)
     Accrued interest payable and other liabilities                                         (680)           (650)
                                                                                    ------------    ------------
        Net cash provided by operating activities                                          9,021           8,514
                                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of available for sale securities                                     62              --
     Proceeds from maturities/calls of available for sale securities                      26,406          20,007
     Purchases of available for sale securities                                               --          (1,989)
     Proceeds from maturities/calls of held to maturity securities                            --          27,058
     Net change in FHLB and FRB stock and other securities                                   169            (662)
     Net change in interest bearing deposits in other financial institutions                  --             500
     Net increase in loans and leases                                                    (41,236)        (56,928)
     Proceeds from sales of premises and equipment                                           329              37
     Purchases of premises and equipment                                                  (1,000)         (4,186)
                                                                                    ------------    ------------
        Net cash used in investing activities                                            (15,270)        (16,163)
                                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                                             14,205          39,690
     Net decrease in other borrowed funds                                                (18,400)         (2,056)
     Cash dividends paid                                                                  (2,204)         (2,232)
     Repurchase of common stock                                                           (5,270)           (188)
     Deferred tax benefit on stock-based compensation                                        175             571
     Exercise of stock options                                                               344           1,076
                                                                                    ------------    ------------
        Net cash (used in) provided by financing activities                              (11,150)         36,861
                                                                                    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (17,399)         29,212
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              56,094          24,215
                                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $     38,695    $     53,427
                                                                                    ============    ============
Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year for:
     Interest                                                                       $     10,922    $      7,319
     Income taxes                                                                          4,075           3,956

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2006.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries North Valley Bank ("NVB"), North Valley Trading Company, which is inactive, and Bank Processing, Inc. ("BPI"), which is also inactive. After the close of business on June 30, 2006, the former banking subsidiary NVB Business Bank was merged into North Valley Bank. Significant intercompany items and transactions have been eliminated in consolidation. North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III and North Valley Capital Statutory Trust IV are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities.

         The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE B - INVESTMENT SECURITIES

At September 30, 2006 and December 31, 2005, the amortized cost of securities and their approximate fair value were as follows (in thousands):

                                                                               Gross          Gross
                                                             Amortized       Unrealized     Unrealized      Estimated
                                                               Cost            Gains          Losses        Fair Value
                                                           ------------    ------------    ------------    ------------
Available for sale securities:

September 30, 2006
  Securities of US government agencies and
    corporations                                           $      9,119    $         --    $       (138)   $      8,981
  Obligations of states and political subdivisions               22,169             806             (48)         22,927
  Mortgage-backed securities                                     89,671              20          (3,224)         86,467
  Corporate debt securities                                       5,998              --             (37)          5,961
  Equity securities of government sponsored entities             15,042              26            (918)         14,150
                                                           ------------    ------------    ------------    ------------
                                                           $    141,999    $        852    $     (4,365)   $    138,486
                                                           ============    ============    ============    ============

December 31, 2005
  Securities of US government agencies and
    corporations                                           $     16,015    $         --    $       (241)   $     15,774
  Obligations of states and political subdivisions               23,473             541             (83)         23,931
  Mortgage-backed securities                                    105,935              43          (3,499)        102,479
  Corporate debt securities                                       7,994              23             (32)          7,985
  Equity securities of government sponsored entities             15,089              27          (1,027)         14,089
                                                           ------------    ------------    ------------    ------------
                                                           $    168,506    $        634    $     (4,882)   $    164,258
                                                           ============    ============    ============    ============


                                                                               Gross          Gross
                                                             Amortized       Unrealized     Unrealized      Estimated
                                                               Cost            Gains          Losses        Fair Value
                                                           ------------    ------------    ------------    ------------

Held to maturity securities:

September 30, 2006
  Mortgage-backed securities                               $         82    $         --    $         (2)   $         80
                                                           ============    ============    ============    ============
December 31, 2005
  Mortgage-backed securities                               $         91    $         --    $         (3)   $         88
                                                           ============    ============    ============    ============

         For the three months ended September 30, 2006 and 2005, there were $16,000 and $22,000 gross realized gains on sales or calls of available for sale securities, respectively. There were no gross realized losses on sales or calls of available for sale securities for the three months ended September 30, 2006 or 2005. There were $16,000 and $297,000 gross realized gains on sales or calls of available for sale securities for the nine months ended September 30, 2006 and 2005, respectively. Gross realized losses on sales or calls of available for sale securities for the nine months ended September 30, 2006 and 2005 were $19,000 and $180,000. There were no sales or transfers of held to maturity securities for the three and nine months ended September 30, 2006 and 2005.

         At September 30, 2006 and December 31, 2005, securities having fair value amounts of approximately $76,129,000 and $103,584,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

         Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

         At September 30, 2006, the Company held $113,999,000 of available for sale investment securities in an unrealized loss position of which $3,416,000 were in an unrealized loss position for less than twelve months and $110,583,000 were in an unrealized loss position and had been in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due only to interest rate fluctuations.

         Included in the above securities at September 30, 2006 are 100,000 shares of FNMA, Series M perpetual preferred stock. The coupon rate is fixed at 4.75% with a taxable-equivalent yield of 6.57%. The securities are owned at par, or $50.00 per share, for a total investment of $5,000,000 and an unrealized loss of $875,000 at September 30, 2006 as compared to $1,100,000 at December 31, 2005. The securities are callable at par on June 1, 2008.

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

NOTE C - STOCK-BASED COMPENSATION

Stock Option Plans

         At September 30, 2006, the Company has three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan. The shares available for grant may be granted to anyone eligible to participate in the plans. All options granted under the Employee plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Prior to January 1, 2006, compensation expense was not recognized in the financial statements for these options. The options under the plans expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company's Board of Directors. Outstanding options under the plans are exercisable until their expiration. Total options of 2,502,353 were authorized under all plans at September 30, 2006. The Company issues new shares of common stock upon exercise of stock options by all plan participants.

Adoption of FAS 123(R)

         Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related

Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123") and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment ("Statement 123 R"), using the modified prospective transition method. Under this transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments vesting during 2006 that were granted prior to, but not yet vested as of, January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of Statement 123 and (b) compensation cost for all share-based payments vesting during 2006 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

         As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before provision for income taxes and net income for the three and nine months ended September 30, 2006, was $41,000 and $29,000 lower, and $133,000 and $94,000 lower respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Diluted earnings per share for the three months ended September 30, 2006 would have remained unchanged if it had continued to account for share-based compensation under APB Opinion No.
25. Diluted earnings per share for the nine months ended September 30, 2006 would have been $0.97 compared to the $0.95 reported if the Company had continued to account for share-based compensation under APB Opinion No. 25.

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

Pro Forma

         The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company's stock option plans.


                                                                                          Three months ended,   Nine months ended,
(in thousands except per share data)                                                          September 30,       September 30,
                                                                                                  2005                2005
                                                                                              ------------        ------------
Net income, as reported                                                                       $      2,433        $      6,679
Add:  total stock-based compensation expense included in net income, net of tax                         31                  94
Deduct:  total stock-based compensation expense determined under the fair value based
         method for all awards, net of tax                                                             (86)               (255)
                                                                                              ------------        ------------
Net income, pro forma                                                                         $      2,378        $      6,518

Basic earnings per common share:
As reported                                                                                   $       0.33        $       0.90
Pro forma                                                                                     $       0.32        $       0.88

Diluted earnings per common and equivalent share:
As reported                                                                                   $       0.31        $       0.86
Pro forma                                                                                     $       0.31        $       0.84

    The fair value of the options granted during the three and nine months ended September 30, 2006 and 2005 are noted below and were calculated using the Black-Scholes option-pricing formula with the following assumptions and prices:

                                                      Three months ended September 30,         Nine months ended September 30,
                                                      --------------------------------        --------------------------------
                                                          2006                2005                2006                2005
                                                      ------------        ------------        ------------        ------------
Dividend yield                                                2.30%               2.18%          2.24-2.30%          2.18-2.28%
Expected volatility                                          15.71%              15.73%        14.78-15.72%        15.29-16.55%
Risk-Free interest rate                                       3.58%               3.58%               3.58%               3.58%
Expected option life                                       7 years             7 years             7 years             7 years
Weighted average grant date fair value                $       2.96        $       3.31        $       2.95        $       3.34

Stock Compensation Expense - Stock Options

         At September 30, 2006, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company's stock option plans was $306,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.8 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested for the three months and nine months ended September 30, 2006 was $41,000 and $133,000.

Stock Option Activity

         A summary of the activity in the Company's option plans is as follows:



                                                                                          Weighted
                                                                          Weighted        Average
                                                                          Average         Remaining       Exercise       Aggregate
                                                                          Exercise       Contractual        Price        Intrinsic
                                                            Shares         Price            Term            Range       Value ($000)
                                                       -----------------------------------------------------------------------------
Outstanding at January 1, 2006                              896,560    $       9.51       4.2 years     $5.36 - 19.86

Granted                                                      59,157           17.33             N/A    $16.38 - 17.95

Exercised                                                   (80,484)           8.41             N/A     $5.53 - 15.72

Expired or Forfeited                                        (66,221)          12.09             N/A     $8.58 - 19.86

                                                       -----------------------------------------------------------------------------
Outstanding at September 30, 2006                           809,012    $       9.98       5.1 years     $5.36 - 19.86   $      6,193
                                                       -----------------------------------------------------------------------------

Fully vested and excercisable at September 30, 2006         702,606    $       8.88       4.6 years     $5.36 - 19.86   $      6,149
                                                       =============================================================================

         Cash received from stock option exercises under the Company's option plans for the nine months ended September 30, 2006 and September 30, 2005 was $344,000 and $1,076,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises under the stock option plans totaled $175,000 and $571,000 for the nine months ended September 30, 2006 and September 30, 2005, respectively.

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

                                                             Three months ended             Nine months ended
(in thousands)                                                  September 30,                 September 30,
                                                       ----------------------------    ----------------------------
                                                           2006            2005            2006            2005
                                                       ------------    ------------    ------------    ------------
Net income                                             $      2,919    $      2,433    $      7,342    $      6,679
Other comprehensive income (loss), net of tax:
  Holding income (loss) arising during period                 1,885          (1,015)            451          (1,068)
  Reclassification adjustment                                     9              13              (2)             69
                                                       ------------    ------------    ------------    ------------
                                                              1,894          (1,002)            449            (999)
                                                       ------------    ------------    ------------    ------------

Total comprehensive income                             $      4,813    $      1,431    $      7,791    $      5,680
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

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three and nine month periods ended September 30, 2006 and 2005 is reconciled as follows (in thousands, except per share amounts):

                                                                         Three months ended               Nine months ended
                                                                            September 30,                   September 30,
                                                                     ----------------------------    ----------------------------
                                                                         2006            2005            2006            2005
                                                                     ------------    ------------    ------------    ------------
Calculation of basic earnings per share:
Numerator - net income                                               $      2,919    $      2,433    $      7,342    $      6,679
Denominator - weighted average common shares outstanding                    7,277           7,451           7,411           7,400
                                                                     ------------    ------------    ------------    ------------

     Basic earnings per share                                        $       0.40    $       0.33    $       0.99    $       0.90
                                                                     ============    ============    ============    ============
Calculation of diluted earnings per share:
Numerator - net income                                               $      2,919    $      2,433    $      7,342    $      6,679
Denominator:
  Weighted average common shares outstanding                                7,277           7,451           7,411           7,400
  Dilutive effect of outstanding options                                      253             358             280             394
                                                                     ------------    ------------    ------------    ------------
     Weighted average common shares outstanding
       and common stock equivalents                                         7,530           7,809           7,691           7,794
                                                                     ------------    ------------    ------------    ------------

     Diluted earnings per share                                      $       0.39    $       0.31    $       0.95    $       0.86
                                                                     ============    ============    ============    ============

NOTE F - PENSION PLAN BENEFITS

         The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Components of net periodic benefit cost for the Company's supplemental nonqualified defined benefit plans for the three and nine months ended September 30, 2006 and 2005 are presented in the following table (in thousands):

                                                                         Three months ended               Nine months ended
                                                                            September 30,                   September 30,
                                                                     ----------------------------    ----------------------------
                                                                         2006            2005            2006            2005
                                                                     ------------    ------------    ------------    ------------
Components of net periodic benefits cost:
  Service cost                                                       $        123    $         69    $        367    $        202
  Interest cost                                                                67              48             201             146
  Amortization of net obligation at transition                                 --               7              --              21
  Prior service amortization                                                    8               9              24              27
  Recognized net actuarial loss                                                14              --              44              --
                                                                     ------------    ------------    ------------    ------------
Total components of net periodic cost                                $        212    $        133    $        636    $        396
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

         The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $14,720,000 and $14,196,000 at September 30, 2006 and December 31, 2005. At September 30, 2006, commercial and consumer lines of credit and real estate loans of approximately $74,962,000 and $173,927,000 were undisbursed. At December 31, 2005, commercial and consumer lines of credit and real estate loans of approximately $78,602,000 and $127,608,000 were undisbursed.

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

         Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to inventory purchases by the Company's commercial and technology customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Virtually all of such commitments are collateralized.

         Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at September 30, 2006, no losses are anticipated as a result of these commitments.

         In management's opinion, a concentration exists in real estate-related loans which represent approximately 77% of the Company's loan portfolio at both September 30, 2006 and December 31, 2005. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Tax Effects of Share-Based Payment Awards

         In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards ("FSP 123R-3"). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of Statement of Financial Accounting Standards No. 123 (revised
2004), Share Based Payment, ("SFAS 123R"). Management is currently evaluating the available transition alternatives of FSP 123R-3. Management does not believe the adoption of FSP 123R-3 will have a material impact on the Company's financial statements.

Staff Accounting Bulletin 108: Considering the Effects of Prior Year
Misstatements

         On September 13, 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to the first fiscal year ending after November 15, 2006 and early application in interim periods is encouraged. Management does not believe the adoption of SAB 108 will have a material impact on the Company's financial statements.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------

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

Share Based Compensation

         At September 30, 2006, the Company had three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan, which are described more fully in Note C to the Unaudited Condensed Consolidated Financial Statements included herein in Item 1 - Financial Statements. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised
2004), Share-Based Payment (SFAS 123R), using the modified-prospective transition method. Under this transition method, compensation cost recognized during the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value and related service period estimates in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123R. Under the provisions of the modified-prospective transition method, results for the three or nine months ended September 30, 2005 have not been restated.

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

         SFAS 123R clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. SFAS 123R includes a requirement to: (a) estimate forfeitures of share-based awards at the date of grant, (b) expense share-based awards granted to retirement eligible employees and those employees with non-substantive non-compete agreements immediately, (c) attribute compensation costs of share-based award grants to the stated future vesting period, (d) recognize compensation cost of all share-based awards based upon the grant-date fair value (including pre-2006 options that vest after January 1, 2006).

Goodwill

         Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. Goodwill of $15,187,000 was recorded in the Company's acquisition of Yolo Community Bank. The value of goodwill is ultimately derived from the Company's ability to generate net earnings. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill will be assessed for impairment at a reporting unit level at least annually. Management will conduct its annual assessment of impairment during the fourth quarter of 2006.

Impairment of Investment Securities

         Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, the financial condition of the issuer, rating agency changes related to the issuer's securities and the intent and ability of the Bank to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. See Note B to Unaudited Condensed Consolidated Financial Statements in Item 1 - Financial Statements.

Overview
--------

         North Valley Bancorp (the "Company") is a bank holding company headquartered in Redding, California. On June 30, 2006, the former banking subsidiary NVB Business Bank was merged into the Company's wholly owned subsidiary, North Valley Bank. All of the business activities of NVB Business Bank were assumed by North Valley Bank as of the effective date of the merger. North Valley Bank ("NVB"), a state-chartered bank, operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with twenty-six branches, including two supermarket branches, in Northern California. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues. Effective July 27, 2006, North Valley Bancorp Directors Roger Kohlmeier and Martin Mariani became directors of North Valley Bank, the Company's wholly-owned banking subsidiary, bringing the total number of directors at North Valley Bank to nine. All of the nine directors of the Company are now directors of NVB.

Earnings Summary
----------------

                                                     Three months ended               Nine months ended
                                                        September 30,                   September 30,
                                                 ----------------------------    ----------------------------
(in thousands except per share amounts)              2006            2005            2006            2005
                                                 ------------    ------------    ------------    ------------
Net interest income                              $     10,510    $     10,384    $     31,598    $     30,050
Provision for loan and lease losses                       555             280             925             730
Noninterest income                                      3,598           3,067           9,411           7,980
Noninterest expense                                     9,859           9,524          29,755          27,421
Provision for income taxes                                775           1,214           2,987           3,200
                                                 ------------    ------------    ------------    ------------
Net income                                       $      2,919    $      2,433    $      7,342    $      6,679
                                                 ============    ============    ============    ============
Earnings Per Share
    Basic                                        $       0.40    $       0.33    $       0.99    $       0.90
    Diluted                                      $       0.39    $       0.31    $       0.95    $       0.86

Annualized Return on Average Assets                      1.28%           1.07%           1.09%           1.00%
Annualized Return on Average Equity                     16.49%          13.99%          13.75%          13.29%

         Net income for the three and nine months ended September 30, 2006 increased by $486,000, or 20.0%, and $663,000, or 9.9%, respectively, compared to the same periods in 2005. Diluted earnings per share increased $0.08, or 25.8%, and $0.09, or 10.5%, respectively, for the three and nine months ended September 30, 2006 compared to the same periods in 2005. The increase in net income for the quarter was principally driven by a one time reduction in the Company's effective tax rate resulting from a change in our estimate of the effective tax rate for 2006. Following the filing of the Company's 2005 tax returns during the third quarter, we determined that our estimated tax rate to be applied to 2006 net income should be reduced to reflect greater California jobs credits and a lowering of the expected Federal statutory rate on the Company's taxable income in 2006. These changes reduced our third quarter tax provision by approximately $456,000, and reduced our effective tax rate for the year to 29.0% from 33.3% at June 30, 2006.

         The Company recorded a provision for loan and lease losses for the three months ended September 30, 2006 of $555,000 resulting in total provision recorded for the nine months ended September 30, 2006 of $925,000. Provision for loan and lease losses of $280,000 and $730,000 were recorded for the three and nine months ended September 30, 2005. The process for determining allowance adequacy includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic activity. Management believes that the current level of allowance for loan and lease losses as of September 30, 2006 of $8,853,000, or 1.33% of total loans and leases, is adequate at this time. The allowance for loan and lease losses was $7,864,000, or 1.26% of total loans and leases, at December 31, 2005. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses" on page 24.

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

         The following table is a summary of the Company's net interest income, presented on a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning assets, for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)

                                              Three months ended September 30,              Three months ended September 30, 2005
                                       --------------------------------------------    --------------------------------------------
                                          Average         Yield/         Interest        Average          Yield/        Interest
                                          Balance         Rate            Amount         Balance          Rate           Amount
                                       ------------    ------------    ------------    ------------    ------------    ------------
Assets
Earning assets:
  Federal funds sold                   $      1,517            5.23%   $         20    $     11,365            2.49%   $         71
  Investment securities:
    Taxable                                 111,624            4.04%          1,136         150,620            3.90%          1,479
    Non-taxable (1)                          22,504            6.77%            384          23,919            6.58%            397
    FNMA preferred stock (1)                 12,041            6.52%            198          12,039            6.52%            198
                                       ------------    ------------    ------------    ------------    ------------    ------------
  Total investments                         146,169            4.66%          1,718         186,578            4.41%          2,074
  Loans and leases (2)(3)                   651,367            7.86%         12,899         603,103            7.25%         10,993
                                       ------------    ------------    ------------    ------------    ------------    ------------
Total earning assets                        799,053            7.27%         14,637         801,046            6.51%         13,138

Non earning assets                          111,818                                         111,370
Allowance for loan and
  lease losses                               (8,498)                                         (7,125)
                                       ------------                                    ------------
Total non-earning assets                    103,320                                         104,245

Total assets                           $    902,373                                    $    905,291
                                       ============                                    ============



Liabilities and Shareholders' Equity
Interest bearing liabilities:
  Transaction accounts                 $    185,339            0.31%   $        144    $    195,290            0.42%   $        207
  Savings and money market                  180,273            1.84%            835         198,882            0.94%            470
  Time certificates                         183,363            3.90%          1,803         155,959            2.47%            972
  Other borrowed funds                       86,195            5.59%          1,214          75,991            4.86%            931
                                       ------------    ------------    ------------    ------------    ------------    ------------
Total interest bearing
    liabilities                             635,170            2.50%          3,996         626,122            1.63%          2,580
Demand deposits                             187,497                                         198,501
Other liabilities                             9,496                                          11,489
                                       ------------                                    ------------
Total liabilities                           832,163                                         836,112
                                       ------------                                    ------------
Shareholders' equity                         70,210                                          69,179
                                       ------------                                    ------------
Total liabilities and
  shareholders' equity                 $    902,373                                    $    905,291
                                       ============                                    ============


Net interest income                                                    $     10,641                                    $     10,558
                                                                       ============                                    ============
Net interest spread                                            4.77%                                           4.88%
                                                       ============                                    ============
Net interest margin                                            5.28%                                           5.23%
                                                       ============                                    ============
-----------------------------------------------------------------------------------------------------------------------------------

(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2) Loans on nonaccrual status have been included in the computations of averages balances.
(3) Includes loan fees of $228 and $569 for the three months ended September 30, 2006 and 2005, respectively.


Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)
                                           Nine months ended September 30, 2006           Nine months ended September 30, 2005
                                       --------------------------------------------    --------------------------------------------
                                          Average         Yield/         Interest        Average          Yield/        Interest
                                          Balance         Rate            Amount         Balance          Rate           Amount
                                       ------------    ------------    ------------    ------------    ------------    ------------
Assets
Earning assets:
  Federal funds sold                   $      5,398            4.85%   $        196    $     17,747            2.82%   $        374
  Investment securities:
    Taxable                                 120,769            4.09%          3,697         159,900            3.81%          4,557
    Non-taxable (1)                          23,121            6.90%          1,194          24,900            6.97%          1,299
    FNMA preferred stock (1)                 12,061            6.57%            593          12,039            6.36%            573
    Interest earning deposits in
      other banks                                --              --              --             113            2.37%              2
                                       ------------    ------------    ------------    ------------    ------------    ------------
  Total investments                         155,951            4.70%          5,484         196,952            4.37%          6,431
  Loans and leases (2)(3)                   634,837            7.76%         36,862         581,080            7.06%         30,699
                                       ------------    ------------    ------------    ------------    ------------    ------------
Total earning assets                        796,186            7.14%         42,542         795,779            6.30%         37,504

Non earning assets                          111,019                                         109,694
Allowance for loan and
  lease losses                               (8,155)                                         (7,159)
                                       ------------                                    ------------
Total non-earning assets                    102,864                                         102,535

Total assets                           $    899,050                                    $    898,314
                                       ============                                    ============



Liabilities and Shareholders' Equity
Interest bearing liabilities:
  Transaction accounts                 $    191,011            0.30%   $        435    $    195,389            0.41%   $        604
  Savings and money market                  179,297            1.38%          1,848         204,047            0.80%          1,216
  Time certificates                         175,399            3.53%          4,631         155,605            2.19%          2,550
  Other borrowed funds                       88,839            5.46%          3,631          76,743            4.37%          2,508
                                       ------------    ------------    ------------    ------------    ------------    ------------
Total interest bearing
    liabilities                             634,546            2.22%         10,545         631,784            1.46%          6,878
Demand deposits                             182,976                                         187,063
Other liabilities                            10,131                                          12,080
                                       ------------                                    ------------
Total liabilities                           827,653                                         830,927
                                       ------------                                    ------------
Shareholders' equity                         71,397                                          67,387
                                       ------------                                    ------------
Total liabilities and
  shareholders' equity                 $    899,050                                    $    898,314
                                       ============                                    ============

Net interest income                                                    $     31,997                                    $     30,626
                                                                       ============                                    ============
Net interest spread                                            4.92%                                           4.84%
                                                       ============                                    ============
Net interest margin                                            5.37%                                           5.15%
                                                       ============                                    ============

-----------------------------------------------------------------------------------------------------------------------------------

(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2) Loans on nonaccrual status have been included in the computations of averages balances.
(3) Includes loan fees of $909 and $1,408 for the nine months ended September 30, 2006 and 2005, respectively.

         Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The increase in net interest income (FTE) for the three and nine month periods ended September 30, 2006 resulted primarily from a shift in earning asset composition to higher yielding loans as well as increased yields. These benefits were largely offset by the increase in average rate paid on interest bearing liabilities. Management is proactive in attempting to manage the Company's net interest margin, that is, trying to maximize current net interest income without placing an undue risk on future earnings. Currently the Company is selling certain fixed-rate 15-and 30-year residential mortgages in order to minimize the Company's interest rate risk and to generate consistent mortgage fee income.

         While the yield on average earning assets for the three and nine months ended September 30, 2006 increased by 76 and 84 basis points, respectively, from the same periods last year, yields on average interest bearing liabilities also increased by 87 and 76 basis points, respectively. The Company's net interest margin (FTE) increased from 5.23% and 5.15% for the three and nine months ended September 30, 2005 to 5.28% and 5.37% for the same period in 2006. The net interest margin (FTE) for the three months ended September 30, 2006 shows contraction of 24 basis points from 5.52% for the linked quarter. The contraction was expected to result from the Company's cost of funds incrementally increasing more than the Company's asset yields incrementally increased, although the Company recognized a shift in earning assets to a higher percentage of loans.

Provision for Loan and Lease Losses
-----------------------------------

         The Company recorded a provision for loan and lease losses for the three months ended September 30, 2006 of $555,000 resulting in total provision recorded for the nine months ended September 30, 2006 of $925,000. For the three and nine months ended September 30, 2005, $280,000 and $730,000 was recorded. The increase reflects growth in the loan portfolio and management's concern for current economic uncertainty in the real estate market and business conditions generally. Provisions for loan and lease losses are recorded based on management's evaluation of the risks inherent in the loan and lease portfolio. The allowance for loan and lease losses is maintained at an amount management considers adequate to cover losses in loans and leases receivable which are considered probable and estimable. See "Allowance for Loan and Lease Losses" on page 24.

Noninterest Income
------------------

         The following table is a summary of the Company's noninterest income for the periods indicated:

                                                                         Three months ended              Nine months ended
                                                                            September 30,                   September 30,
                                                                     ----------------------------    ----------------------------
(In thousands)                                                           2006            2005            2006            2005
                                                                     ------------    ------------    ------------    ------------
  Service charges on deposit accounts                                $      1,723    $      1,683    $      4,806    $      4,005
  Other fees and charges                                                      902             721           2,334           1,938
  Earnings on cash surrender value of life insurance policies                 309             320             889             884
  Gain on sale of loans                                                       171              54             336             155
  Gain (loss) on sales or calls of securities                                  16              22              (3)            117
  Other                                                                       477             267           1,049             881
                                                                     ------------    ------------    ------------    ------------
Total noninterest income                                             $      3,598    $      3,067    $      9,411    $      7,980
                                                                     ============    ============    ============    ============

         Noninterest income increased from $3,067,000 and $7,980,000 for the three and nine months ended September 30, 2005 to $3,598,000 and $9,411,000 for the same periods in 2006. Service charges on deposits increased $40,000 from the three months ended September 30, 2005 compared to the same period in 2006 and $801,000 from the nine months ended September 30, 2005 compared to the nine month period ended September 30, 2006. Other fees and charges increased from $721,000 and $1,938,000 for the three and nine months ended September 30, 2005 to $902,000 and $2,334,000 for the same periods in 2006. The increase in fees is directly attributable to the increase in debit card activity, specifically, point-of-sale and foreign ATM use. The Company recorded $171,000 in gains on sales of mortgages as well as gain on sales or calls of securities of $16,000 for the three months ended September 30, 2006 compared to $54,000 in gains on sales of mortgages and $22,000 in gains on sales or calls of securities for the same period in 2005. Other income increased to $476,000 for the three months ended September 30, 2006 from $267,000 for the same period in 2005. The increase in other income was primarily due to a gain on sale of Company property as well as an increase in fees earned associated with the Company's third-party nondeposit investment products.

Noninterest Expense
-------------------

      The following table is a summary of the Company's noninterest expense for the periods indicated:

                                                                         Three months ended              Nine months ended
                                                                            September 30,                   September 30,
                                                                     ----------------------------    ----------------------------
(In thousands)                                                           2006            2005            2006            2005
                                                                     ------------    ------------    ------------    ------------

Salaries & employee benefits                                         $      5,407    $      4,995    $     16,458    $     14,369
Occupancy expense                                                             772             666           2,255           1,985
Data processing expenses                                                      658             436           1,752           1,444
Equipment expense                                                             533             540           1,610           1,513
Professional services                                                         383             393           1,099           1,036
Marketing                                                                     270             297             826             767
ATM expense                                                                   229             205             656             563
Printing & supplies                                                           151             179             509             472
Postage                                                                        90             142             390             443
Other                                                                       1,366           1,671           4,200           4,829
                                                                     ------------    ------------    ------------    ------------
     Total noninterest expense                                       $      9,859    $      9,524    $     29,755    $     27,421
                                                                     ============    ============    ============    ============

         Noninterest expense totaled $9,859,000 and $29,755,000 for the three and nine months ended September 30, 2006, compared to $9,524,000 and $27,421,000 for the same periods in 2005. This represents an increase of $335,000, or 3.5%, for the three months ended September 30, 2006 and $2,334,000, or 8.5% for the nine months ended September 30, 2006 from 2005 levels due primarily to expenses associated with the Company's continued investment in higher growth markets, most notably Sonoma and Placer Counties, as well as the merger of the Company's two subsidiary Banks. Salaries and benefits increased by $412,000 or 8.2% to $5,407,000 for the three months ended September 30, 2006 compared to $4,995,000 for the same period in 2005. Data processing expense increased $222,000 and $308,000 for the three and nine months ended September 30, 2006 compared to the same periods in 2005, due primarily to the cost of merging the Company's two subsidiary Banks as noted above. Most other expense categories for the three months ended September 30, 2006 experienced relatively small decreases or increases from the same respective period in 2005. The Company's ratio of noninterest expense to average assets was 4.37% for the three months ended September 30, 2006 compared to 4.21% for the same period in 2005. The increase in noninterest expense to average assets ratio is a result of the increase in expenses noted above. The Company's efficiency ratio improved from 70.8% for the three months ended September 30, 2005 to 69.9% for the comparable period in 2006.

Income Taxes
------------

         The provision for income taxes for the three months ended September 30, 2006 was $775,000 as compared to $1,214,000 for the same period in 2005. The effective income tax rate for state and federal income taxes was 21.0% for the three months ended September 30, 2006 compared to 33.3% for the same period in 2005. Following the filing of the Company's 2005 tax returns during the third quarter of 2006, management determined that the Company's estimated tax rate that had been applied to previously reported net income was overstated as a result of an underestimate of California job credits (which are determined subsequent to year-end through a process employed by the State of California) and an overestimate of the federal statutory tax rate (resulting from the Company's pre-tax income falling between the federal statutory rates of 34% and 35%). As a result, the 2006 tax provision was adjusted on a cumulative basis to reflect this change in accounting estimate. These changes reduced our third quarter tax provision by approximately $456,000, and reduced our effective tax rate expected to be incurred for the year to 29.0% from 33.3% at June 30, 2006. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company's investment in municipal securities, FNMA Preferred Stock, and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives special tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated `Enterprise Zones'.

Financial Condition as of September 30, 2006 As Compared to December 31, 2005
-----------------------------------------------------------------------------

         Total assets at September 30, 2006, were $914,603,000, compared to $918,415,000 at December 31, 2005. Loans and leases increased $41,636,000, or 6.7%, to $666,148,000 at September 30, 2006 from $624,512,000 at December 31,
2005. Deposits increased $14,205,000 or 1.9%, from December 31, 2005 to $760,895,000 at September 31, 2006. Investment securities and federal funds decreased to $139,248,000 at September 30, 2006, compared to $172,149,000 at December 31, 2005.

Loan and Lease Portfolio
------------------------

         Loans and leases, the Company's major component of earning assets, increased during the first nine months of 2006 to $666,148,000 at September 30, 2006 from $624,512,000 at December 31, 2005. The Company's average loan to deposit ratio was 88.4% for the quarter ended September 30, 2006 compared to 80.6% for the same period in 2005. The increase in the Company's average loan to deposit ratio is driven by an increase in total average loans of $48,264,000 while total average deposits decreased by $12,160,000. Commercial loans increased by $19,614,000, while commercial real estate loans increased by $9,087,000 and real estate construction by $26,752,000 from December 31, 2005. The increases are primarily the result of the Company's decision to enter into and invest in higher growth markets such as Santa Rosa, Ukiah, Fairfield, Roseville, and Woodland. Real estate - mortgage, installment, and direct financing leases decreased from December 31, 2005 by $4,082,000, $11,362,000, and $831,000, respectively. The decrease in real estate - mortgage loans is primarily due to the Company's decision to sell originated mortgage loans while the decrease in installment loans is due to the Company's decision to discontinue purchasing indirect auto contracts in May of 2005.


(Dollars in thousands)                                     September 30,   December 31,
                                                               2006            2005
                                                           ------------    ------------
Commercial                                                 $     82,702    $     63,088
Real Estate - Commercial                                        254,697         245,610
Real Estate - Construction                                      225,881         199,129
Real Estate - Mortgage                                           35,418          39,500
Installment                                                      29,452          40,818
Direct Financing Leases                                           2,289           3,120
Other                                                            36,798          33,890
                                                           ------------    ------------

                                                                667,237         625,155

Deferred Loan Fees, Net                                          (1,089)           (643)
Allowance for Loan and Lease Losses                              (8,853)         (7,864)

                                                           ------------    ------------
                                                           $    657,295    $    616,648
                                                           ============    ============

Impaired,  Nonaccrual,  Past Due and Restructured  Loans and Leases and Other
-----------------------------------------------------------------------------
Nonperforming Assets
--------------------

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

         At September 30, 2006, the recorded investment in loans and leases for which impairment had been recognized was approximately $24,000 compared to $696,000 at September 30, 2005. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $2,844 for cash payments received in 2006.

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

         Nonperforming assets at September 30, 2006, and December 31, 2005, are summarized as follows:


                                                          September 30,    December 31,
                                                               2006            2005
                                                           ------------    ------------
Nonaccrual loans and leases                                $         24    $        686
Loans and leases past due 90 days and accruing interest             703              67
Other real estate owned                                             902             902
                                                           ------------    ------------
    Total nonperforming assets                             $      1,629    $      1,655
                                                           ============    ============

Nonaccrual loans and leases to total gross loans
    and leases                                                     0.00%           0.11%
Nonperforming loans and leases to total gross loans
    and leases                                                     0.11%           0.12%
Total nonperforming assets to total assets                         0.18%           0.18%

Allowance for Loan and Lease Losses
-----------------------------------

         A summary of the allowance for loan and lease losses at September 30, 2006 and September 30, 2005 is as follows:

                                                                         Nine months ended
                                                                            September 30,
                                                                     ----------------------------
                                                                         2006            2005
                                                                     ------------    ------------
Balance beginning of period                                          $      7,864    $      7,217
Provision for loan and lease losses                                           925             730
Net recoveries (charge-offs)                                                   64            (232)
                                                                     ------------    ------------
Balance end of period                                                $      8,853    $      7,715
                                                                     ============    ============

Allowance for loan and lease losses to total loans and leases                1.33%           1.26%

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

                  The formula allowance is adjusted for qualitative factors that are based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowance. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated to determine the adjustment to the formula allowance at September 30, 2006 included the following, which existed at the balance sheet date:

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

         The $8,853,000 in allowance at September 30, 2006 reflects management's estimate of the inherent loss in various pools or segments in the portfolio, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio.

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

Deposits
--------

         Total deposits increased to $760,895,000 at September 30, 2006 compared to $746,690,000 at December 31, 2005. Money market accounts increased $27,982,000 or 30.1% from December 31, 2005, noninterest-bearing demand deposits increased $8,935,000 or 4.8% from December 31, 2005, and certificates of deposits increased $18,971,000 or 11.2%, while interest-bearing demand deposits decreased $30,399,000 or 15.6%, and savings decreased $11,284,000 or 11.0%.

Liquidity
---------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds of $35,000,000 as of September 30, 2006 were also available to provide liquidity. In addition, the Company has a revolving, unsecured line of credit for $8,000,000 with a correspondent bank and NVB is a member of the Federal Home Loan Bank ("FHLB") providing additional unused borrowing capacity of $70,582,000 secured by certain loans and investment securities as of September 30, 2006. The Company also has a line of credit with Federal Reserve Bank of San Francisco ("FRB") of $2,881,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of September 30, 2006, borrowings consisted of $600,000 in short term FHLB advances, long-term borrowings of $37,500,000 were outstanding with the FHLB and $31,961,000 was outstanding in the form of subordinated debt issued by the Company.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and available for sale investment securities) totaled $177,181,000 and $220,352,000 (or 19.4% and 24.0% of total assets) at September
30, 2006 and December 31, 2005, respectively.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $658,380,000 and $686,608,000 at September 30, 2006 and December 31, 2005, respectively.

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

Capital Resources
-----------------

         The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company's ability to earn a high rate of return on stockholders' equity (ROE). Stockholders' equity increased to $72,863,000 as of September 30, 2006, as compared to $71,801,000 at December 31, 2005. The increase was due to net income of $7,342,000, stock options of $745,000 and a decrease in unrealized loss on available for sale securities of $449,000, partially offset by the repurchase of shares of $5,270,000 and cash dividends paid out in the amount of $2,204,000. Under current regulations, management believes that the Company meets all capital adequacy requirements and North Valley Bank was considered well capitalized at September 30, 2006 and December 31, 2005.

         The Company's and North Valley Bank's capital amounts and risk-based capital ratios are presented below.


                                                                                                          To be Well Capitalized
                                                                              For Capital Adequacy       Under Prompt Corrective
                                                        Actual                      Purposes               Action Provisions
                                            ------------------------------------------------------------------------------------
                                                                             Minimum        Minimum       Minimum       Minimum
                                               Amount          Ratio         Amount          Ratio        Amount         Ratio
                                            ------------------------------------------------------------------------------------
Company
As of September 30, 2006
Total capital (to risk weighted assets)     $     96,924        11.34%   $     68,377          8.00%            N/A          N/A
Tier 1 capital (to risk weighted assets)    $     81,869         9.58%   $     34,183          4.00%            N/A          N/A
Tier 1 capital (to average assets)          $     81,869         9.25%   $     35,403          4.00%            N/A          N/A

As of December 31, 2005
Total capital (to risk weighted assets)     $     94,473        11.92%   $     63,395          8.00%            N/A          N/A
Tier 1 capital (to risk weighted assets)    $     80,181        10.12%   $     31,698          4.00%            N/A          N/A
Tier 1 capital (to average assets)          $     80,181         8.87%   $     36,147          4.00%            N/A          N/A

North Valley Bank
As of September 30, 2006
Total capital (to risk weighted assets)     $     94,005        11.03%   $     68,181          8.00%   $     85,227        10.00%
Tier 1 capital (to risk weighted assets)    $     85,152         9.99%   $     34,095          4.00%   $     51,142         6.00%
Tier 1 capital (to average assets)          $     85,152         9.48%   $     35,929          4.00%   $     44,911         5.00%

As of December 31, 2005
Total capital (to risk weighted assets)     $     76,647        11.58%   $     52,940          8.00%   $     66,175        10.00%
Tier 1 capital (to risk weighted assets)    $     70,127        10.60%   $     26,470          4.00%   $     39,705         6.00%
Tier 1 capital (to average assets)          $     70,127         9.19%   $     30,522          4.00%   $     38,153         5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

         In management's opinion there has not been a material change in the Company's market risk profile for the nine months ended September 30, 2006 compared to December 31, 2005. Please see discussion under the caption "Interest Rate Sensitivity" on page 26.

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

         Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. An evaluation of any changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2006 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management group. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         None

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

Date  November 8, 2006
      ---------------

By:

/s/ MICHAEL J. CUSHMAN
--------------------------------------------------
Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)


/s/ KEVIN R. WATSON
--------------------------------------------------
Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)