Form 10-K
period 2006-12-31
NORTH VALLEY BANCORP
filed 2007-03-15
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________.


Commission file number    0-10652
                         ----------


                              NORTH VALLEY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                           94-2751350
--------------------------------------------------------------------------------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)


               300 Park Marina Circle, Redding, California   96001
              -----------------------------------------------------
               (Address of principal executive offices) (Zip code)


Registrant's telephone number, including area code    (530) 226-2900
                                                      ---------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of class:                Name of each exchange on which registered:
 --------------------------          ------------------------------------------
 Common Stock, no par value                  The NASDAQ Stock Market LLC


Securities registered pursuant to Section 12(g) of the Act:    None
                                                              -------

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

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $116,817,116 as of June 30, 2006.

The number of shares outstanding of common stock as of February 28, 2007, were 7,339,324.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

TABLE OF CONTENTS
-----------------

Part I
------

Item 1       Business                                                        4

Item 1A      Risk Factors                                                    14

Item 1B      Unresolved Staff Comments                                       15

Item 2       Properties                                                      16

Item 3       Legal Proceedings                                               17

Item 4       Submission of Matters to a Vote of Security Holders             17

Part II
-------

Item 5       Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities               17

Item 6       Selected Financial Data                                         19

Item 7       Management's Discussion and Analysis of Financial
             Condition and Result Of Operations                              20

Item 7A      Quantitative and Qualitative Disclosures About Market Risk      35

Item 8       Financial Statements and Supplementary Data                     38

Item 9       Changes In and Disagreements With Accountants on Accounting
             And Financial Disclosure                                        39

Item 9A      Controls and Procedures                                         39

Item 9B      Other Information                                               39

Part III
--------

Item 10      Directors and Executive Officers of the Registrant              40

Item 11      Executive Compensation                                          40

Item 12      Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                      40

Item 13      Certain Relationships and Related Transactions                  40

Item 14      Principal Accountant Fees and Services                          40


Part IV
-------

Item 15      Exhibits and Financial Statement Schedules                      41

             Signatures                                                      85

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

General
-------

North Valley Bancorp (the "Company") is a bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Board of Governors"). The Company was incorporated in 1980 in the State of California. The Company owns 100% of its principal subsidiaries, North Valley Bank ("NVB"), North Valley Trading Company ("Trading Company"), which is inactive, Bank Processing, Inc. ("BPI"), which is an inactive California corporation, North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III, and North Valley Capital Statutory Trust IV. The sole subsidiary of NVB, which is inactive, is North Valley Basic Securities (the "Securities Company"). On October 11, 2000, the Company completed its plan of reorganization with Six Rivers National Bank. Unless otherwise noted, the information contained herein has been restated on a historical basis as a pooling of interests as if the Company and Six Rivers National Bank had been combined for all periods presented. On January 2, 2002, Six Rivers National Bank became a California State chartered bank and in conjunction with this charter conversion, changed its name to Six Rivers Bank ("SRB"). On January 1, 2004, Six Rivers Bank was merged with and into North Valley Bank with North Valley Bank as the surviving institution. Former branches of Six Rivers Bank continued to operate as Six Rivers Bank, a division of North Valley Bank until April 18, 2005. Since April 18, 2005, those branches have operated as North Valley Bank branches. (For purposes herein, "NVB" shall refer to North Valley Bank including the former branches of SRB and "SRB" will refer to the former branches and operations of SRB). On August 31, 2004, the Company acquired Yolo Community Bank ("YCB") in a purchase transaction. Yolo Community Bank was a privately-held California banking corporation that commenced operations in 1998 and was headquartered in Woodland, California. Consideration paid was a combination of $9.5 million in cash and 741,697 shares of the Company's common stock. Yolo Community Bank changed its name to NVB Business Bank ("NVB BB") effective February 11, 2005. After the close of business on June 30, 2006, NVB BB was merged with and into North Valley Bank with North Valley Bank as the surviving institution. The information contained herein contains the results of operations of YCB from September 1, 2004.

At December 31, 2006 the Company had $905,673,000 in total assets, $659,793,000 in total loans and leases and $750,288,000 in total deposits. The Company does not hold deposits of any one customer or group of customers where the loss of such deposits would have a material adverse effect on the Company. The Company's business is not seasonal.

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

NVB operates twenty-six banking offices in Shasta, Trinity, Humboldt, Del Norte, Yolo, Solano, Sonoma, Placer, and Mendocino Counties, for which it has received all of the requisite regulatory approvals. The headquarters office in Redding opened in February 1973. In October 1973, NVB opened its Weaverville Office; in October 1974, its Hayfork Office; in January 1978, its Anderson Office; and in September 1979, its Enterprise Office (East Redding). On December 20, 1982, NVB acquired the assets of two branches of the Bank of California: one located in Shasta Lake and the other in Redding, California. On June 1, 1985, NVB opened its Westwood Village Office in South Redding. On November 27, 1995, NVB opened a branch located in Palo Cedro, California. On October 14, 1997, NVB relocated its branch in Shasta Lake to a new facility. NVB opened two super-market branches in 1998 located in Cottonwood, California and Redding, California. On May 11, 1998, NVB opened a Business Banking Center in Redding, California, to provide banking services to business and professional clients. On August 13, 2001, the Business Banking Center and the Company's Administrative offices moved to a new location at 300 Park Marina Drive in Redding, California. On August 5, 2002, NVB opened an Express Banking Center located at 2245 Churn Creek Road in Redding.

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

NVB has signed agreements with Essex National Securities, Inc., a registered broker-dealer, ("Essex") whereby Essex provides broker/dealer services and standardized investment advice to NVB customers. NVB shares in the fees and commissions paid to Essex on a pre-determined schedule. In 2006, majority ownership of Essex was acquired by Addison Avenue Financial Partners, a subsidiary of the Addison Avenue Federal Credit Union.

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

The Company, and its subsidiary, NVB, are deemed to be "affiliates" within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans between affiliates, and (b) on investments by NVB in affiliates' stock as collateral for loans to any borrower. The Company and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

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

At December 31, 2006, NVB and the Company were in compliance with the risk-based capital and leverage ratios described above. See Item 8, Financial Statements and Supplementary Data and Note 18 to the Financial Statements incorporated by reference therein, for a listing of the Company's and Bank's risk-based capital ratios at December 31, 2006 and 2005.

The Board of Governors, the OCC and FDIC have adopted regulations implementing a system of prompt corrective action for insured financial institutions pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%. NVB is considered "well capitalized" under the framework for prompt corrective action.

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

NVB currently has a rating of "satisfactory" for CRA compliance.

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

Effective December 25, 2001, Section 313(a) of the Patriot Act prohibits any insured financial institution such as North Valley Bank, from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as "shell banks"), subject to certain exceptions for regulated affiliates of foreign banks. Section 313(a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319(b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

Effective July 23, 2002, Section 312 of the Patriot Act created a requirement for special due diligence for correspondent accounts and private banking accounts. Under Section 312, each financial institution that establishes, maintains, administers, or manages a private banking account or a correspondent account in the United States for a non-United States person, including a foreign individual visiting the United States, or a representative of a non-United States person shall establish appropriate, specific, and, where necessary, enhanced, due diligence policies, procedures, and controls that are reasonably designed to detect and record instances of money laundering through those accounts.

The Patriot Act contains various provisions in addition to Sections 313(a) and 312 that affect the operations of financial institutions by encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. The Company and North Valley Bank are not currently aware of any account relationships between North Valley Bank and any foreign bank or other person or entity as described above under Sections 313(a) or 312 of the Patriot Act.

Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions were filed by the ACLU and other organizations. On March 2, 2006, after temporary extensions of the Patriot Act, Congress passed the "USA Patriot Act Improvement and Reauthorization Act of 2005," which reauthorized all expiring provisions of the Patriot Act by making permanent 14 of the 16 provisions and imposed a four-year expiration date in 2009 on the other two provisions related to "roving surveillance" and production of business records.

The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation could increase compliance costs and thereby potentially may have an adverse effect upon the Company's results of operations.

The Sarbanes-Oxley Act of 2002

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), legislation designed to address certain issues of corporate governance and accountability. The key provisions of the Act and the rules promulgated by the SEC pursuant to the Act include the following:

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

     o Disclosure of whether a company has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics.
     o Disclosure of whether a company's audit committee of its board of directors has a member of the audit committee who qualifies as an "audit committee financial expert."
     o   A prohibition on insider trading during pension plan black-out periods.
     o   Disclosure of off-balance sheet transactions.
     o   A prohibition on personal loans to directors and officers.
     o Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.
     o Standards of professional conduct for attorneys, requiring attorneys having an attorney-client relationship with a company, among other matters, to report "up the ladder" to the audit committee, to another board committee or to the entire board of directors regarding certain material violations.
     o Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities, reducing the filing deadline to within 2 business days of the date on which an obligation to report is triggered.
     o Accelerated filing requirements for reports on Forms 10-K and 10-Q by public companies which qualify as "accelerated filers," with a phased-in reduction of the filing deadline for Form 10-K and Form 10-Q.
     o Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by "accelerated filers" as soon as reasonably practicable after such reports and material are filed with or furnished to the SEC.
     o Rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act.

The Company's securities are listed on the Nasdaq Global Select Market. Consequently, in addition to the rules promulgated by the SEC pursuant to the Act, the Company must also comply with the listing standards applicable to all Nasdaq listed companies. The Nasdaq listing standards applicable to the Company include standards related to (i) director independence, (ii) executive session meetings of the board, (iii) requirements for audit, nominating and compensation committee charters, membership qualifications and procedures, (iv) shareholder approval of equity compensation arrangements, and (v) code of conduct requirements that comply with the code of ethics under the Act.

The effect of the Act upon the Company is uncertain; however, the Company has incurred and it is anticipated that it will continue to incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission, Nasdaq and other regulatory agencies having jurisdiction over the Company or the issuance and listing of its securities. The Company does not currently anticipate, however, that compliance with the Act and such rules and regulations will have a material adverse effect upon its financial position or results of its operations or its cash flows.

The California Corporate Disclosure Act

Effective January 1, 2003, the California Corporate Disclosure Act (the "CCD Act") required publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. Effective September 28, 2004, the CCD Act, as currently in effect and codified at California Corporations Code Section 1502.1, requires the Company to file with the California Secretary of State and disclose within 150 days after the end of its fiscal year certain information including the following:

     o The name of the a company's independent auditor and a description of services, if any, performed for a company during the previous two fiscal years and the period from the end of the most recent fiscal year to the date of filing;
     o The annual compensation paid to each director and the five most highly compensated non-director executive officers (including the CEO) during the most recent fiscal year, including all plan and non-plan compensation for all services rendered to a company as specified in
         Item 402 of Regulation S-K such as grants, awards or issuance of stock, stock options and similar equity-based compensation;
     o A description of any loans made to a director at a "preferential" loan rate during the company's two most recent fiscal years, including the amount and terms of the loans;
     o Whether any bankruptcy was filed by a company or any of its directors or executive officers within the previous 10 years;

     o Whether any director or executive officer of a company has been convicted of fraud during the previous 10 years; and
     o A description of any material pending legal proceedings other than ordinary routine litigation as specified in Item 103 of Regulation S-K and a description of such litigation where the company was found legally liable by a final judgment or order.

The Company does not currently anticipate that compliance with the CCD Act will have a material adverse effect upon its financial position or results of its operations or its cash flows.

Competition

At June 30, 2006, commercial and savings banks in competition with the Company had 437 banking offices in the counties of Del Norte, Humboldt, Mendocino, Placer, Shasta, Solano, Sonoma, Trinity and Yolo where the Company operates. In those 437 banking offices (which includes the Company's 26), there were $25.1 billion in total deposits of which the Company had an overall share of 2.89%. Additionally, the Company competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage over the Company because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services and international banking which the Company is not authorized nor prepared to offer currently. The Company has arranged with correspondent banks and with others to provide some of these services for their customers. As of December 31, 2006, NVB's lending limit to any one borrower is $28,225,000 on a fully secured basis and $16,935,000 on an unsecured basis. These limits are adequate in most instances to compete for lending relationships within the markets we currently serve.

In order to compete with the major financial institutions in its primary service areas, the Company, through NVB, utilizes to the fullest extent possible, the flexibility which is accorded by its independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by the officers, directors and employees of the Company. NVB also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses.

Banking is a business that depends heavily on net interest income. Net interest income is defined as the difference between the interest rate paid to obtain deposits and other borrowings and the interest rate received on loans extended to customers and on securities held in the Bank's portfolio. Commercial banks compete with savings and loan associations, credit unions, other financial institutions and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.

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

Deposit Insurance. The Federal Deposit Insurance Reform Act of 2005 (the "Reform Act") had the effect of merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund ("DIF"). This change was made effective on March 31, 2006. The FDIC released final regulations under the Reform Act on November 2, 2006 that establish a revised risk-based deposit insurance assessment rate system for members of the DIF to insure, among other matters, that there will be sufficient assessment income for repayment of DIF obligations and to further refine the differentiation of risk profiles among institutions as a basis for assessments. Under the new assessment rate system, the FDIC set the assessment rates (effective January 1, 2007) for most institutions from $0.05 to $0.07 per $100 of insured deposits and established a Designated Reserve Ratio ("DRR") for the DIF during 2007 of 1.25% of insured deposits.

The new assessment rate system consolidates the nine categories of the prior assessment system into four categories (Risk Categories I, II, III and IV) and three Supervisory Groups (A, B and C) based upon institution's capital levels and supervisory ratings. Risk Category I includes all well capitalized institutions with the highest supervisory ratings. Risk Category II includes adequately capitalized institutions that are assigned to Supervisory Groups A and B. Risk Category III includes all undercapitalized institutions that are assigned to Supervisory Groups A and B and institutions assigned to Supervisory Group C that are not undercapitalized but have a low supervisory rating. Risk Category IV includes all undercapitalized institutions that are assigned to Supervisory Group C. At June 30, 2006, Risk Category I would have included approximately 95% of all insured institutions. To date, NVB has not been notified of its assignment to a Risk Category or Supervisory Group but NVB does not expect its assessment for 2007 compared to its assessment for 2006 to increase by an amount that will have a material adverse effect on the Company's results of operations.

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

Other Legislation and Regulation
--------------------------------

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

In addition to legislative changes, the various federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such and regulations may have on the Company and its subsidiary bank.

Employees

At December 31, 2006, the Company had approximately 458 employees, (which includes 429 full-time equivalent employees). None of the Company's employees are represented by a labor union and management considers its relations with employees are good.

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

Growth Strategy. The Company pursued and continues to pursue a growth strategy which depends primarily on generating an increasing level of loans and deposits at acceptable risk levels. The Company may not be able to sustain this growth strategy without establishing new branches or new products. Therefore, the Company may expand in our current market by opening or acquiring branch offices or may expand into new markets or make strategic acquisitions of other financial institutions or branch offices. This expansion may require significant investments in equipment, technology, personnel and site locations. The Company cannot assure you of our success in implementing our growth strategy without corresponding increases in our noninterest expenses. In addition, growth through acquisitions represents a component of our business strategy. The need to integrate the operations and personnel of acquired banks and branches may not always be successfully accomplished. Any inability to improve operating performance through integration and/or merger of operations, functions or banks could increase expenses and impact the Company's performance.

Commercial Loans. As of December 31, 2006, approximately 12% of our loan portfolio consisted of commercial business loans, which may have a higher degree of risk than other types of loans. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the mobility of collateral, the effect of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. In addition, unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower's ability to repay the loan may be impaired.

Real Estate Values. A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2006, real estate served as the principal source of collateral with respect to approximately 78% of the Company's loan portfolio. A substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of mortgage-backed securities included in the available-for-sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value for Company Common Stock. Acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

Allowance for Loan and Lease Losses. Like all financial institutions, the Company maintains an allowance for loan and lease losses to provide for loan or lease defaults and non-performance, but its allowance for loan and lease losses may not be adequate to cover actual loan and lease losses. In addition, future provisions for loan and lease losses could materially and adversely affect the Company and therefore the Company's operating results. The Company's allowance for loan and lease losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company's control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company's loans and allowance for loan and lease losses. Although we believe that the Company's allowance for loan and lease losses is adequate to cover current losses, we cannot assure you that it will not further increase the allowance for loan and lease losses or that regulators will not require it to increase this allowance. Either of these occurrences could materially and adversely affect the Company's earnings.

Dilution of Common Stock. Shares of the Company's common stock eligible for future sale could have a dilutive effect on the market for the common stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 20,000,000 shares of common stock, of which 7,300,914 were outstanding at December 31, 2006. Pursuant to its stock option plans, at December 31, 2006, the Company had outstanding options to purchase 778,712 shares of common stock. As of December 31, 2006, 1,212,531 shares of common stock remained available for grants under the Company's stock option plans. Sales of substantial amounts of the Company common stock in the public market could adversely affect the market price of common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTIES

At December 31, 2006, the net book value of the Company's properties (including land and buildings) and its furniture, fixtures and equipment was $13,797,000. The Company's principal executive and administrative office is located in a leased building at 300 Park Marina Circle, Redding, Shasta County, California.

The following table sets forth information about the Company's premises, both owned and leased. The leases indicated below expire between September, 2007 and December, 2015. The Company believes that it will be able to renew the leases or obtain comparable premises as and when they expire.

  Description                   Office Type                      Owned/Leased
----------------        ------------------------------        ------------------
Redding                                         Branch                    Owned
Westwood                                        Branch                   Leased
Shasta Lake                                     Branch                    Owned
Country Club                                    Branch                    Owned
Weaverville                                     Branch                    Owned
Hayfork                                         Branch                    Owned
Buenaventura                        Supermarket Branch                   Leased
Anderson                                        Branch                    Owned
Enterprise                                      Branch                    Owned
Cottonwood                          Supermarket Branch                   Leased
Palo Cedro                                      Branch                   Leased
Churn Creek                                     Branch                    Owned
Redding Warehouse                     Storage Facility                   Leased
Park Marina Circle              Administrative/ Branch                   Leased
Park Marina                                     Branch                   Leased
BPI                     Data Processing/Administrative                    Owned
Eureka Mall                                     Branch                   Leased
McKinleyville                                   Branch                   Leased
Crescent City                                   Branch                    Owned
Eureka Downtown                                 Branch                    Owned
Ferndale                                        Branch                    Owned
Garberville                                     Branch                   Leased
Willits                                         Branch                    Owned
Woodland                        Administrative/ Branch                   Leased
Fairfield                                       Branch                   Leased
Roseville                                       Branch                   Leased
Santa Rosa                                      Branch                   Leased
Ukiah                                           Branch                   Leased


From time to time, the Company, through NVB, acquires real property through foreclosure of defaulted loans. The policy of the Company is not to use or permanently retain any such properties but to resell them when practicable.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The North Valley Bancorp common stock is listed and trades on the Nasdaq Global Select Market System under the symbol "NOVB." The shares were first listed with the Nasdaq Stock Market in April 1998. The table below summarizes the Common Stock high and low trading prices traded during the two year period ended December 31, 2006 as reported on the Nasdaq Stock Market and the cash dividends declared on the common stock during the same period.


                             Price of
                           Common Stock              Cash
                   ---------------------------     Dividends
                       High           Low          Declared
                   ------------   ------------   ------------

2006
First Quarter      $      18.03   $      17.41   $       0.10
Second Quarter            18.00          15.90           0.10
Third Quarter             17.71          15.75           0.10
Fourth Quarter            18.98          17.25           0.10

2005
First Quarter      $      19.96   $      18.90   $       0.10
Second Quarter            19.00          16.75           0.10
Third Quarter             19.52          17.08           0.10
Fourth Quarter            18.10          14.86           0.10

The Company had approximately 910 registered shareholders of record as of December 31, 2006.

The Company's primary source of funds for payment of dividends to its shareholders is the receipt of dividends from NVB. The payment of dividends by a California State chartered bank is subject to various legal and regulatory restrictions. See Note 19 to the Consolidated Financial Statements for information related to dividend matters including information regarding certain limitations on payment of dividends.

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2001 with the NASDAQ Composite Index, the SNL $500 million - $1 billion Bank Index, and SNL Western Bank Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100.00 on December 31, 2001.



                            [GRAPHIC CHART OMITTED]

                            Total Return Performance

                                                              Period Ending
                             ---------------------------------------------------------------------------
Index                         12/31/01     12/31/02     12/31/03     12/31/04     12/31/05      12/31/06
------------------------     ----------   ----------   ----------   ----------   ----------   ----------
North Valley Bancorp         $   100.00   $   135.75   $   176.94   $   230.52   $   216.11   $   229.28
NASDAQ Composite             $   100.00   $    68.76   $   103.67   $   113.16   $   115.57   $   127.58
SNL $500M-$1B Bank Index     $   100.00   $   127.67   $   184.09   $   208.62   $   217.57   $   247.44
SNL Western Bank Index       $   100.00   $   109.41   $   148.21   $   168.43   $   175.36   $   197.86

ITEM 6.  SELECTED FINANCIAL DATA

NORTH VALLY BANCORP
(Dollars in thousands, except per share data)

FOR THE YEARS ENDED DECEMBER 31               2006          2005          2004          2003         2002
                                           ----------    ----------    ----------    ----------    ----------
SUMMARY OF OPERATIONS
Total interest income                      $   57,179    $   50,678    $   38,937    $   35,100    $   38,902
Total interest expense                         14,685         9,703         7,507         7,527         9,792
                                           ----------    ----------    ----------    ----------    ----------
Net interest income                            42,494        40,975        31,430        27,573        29,110
Provision for loan and lease losses               975           930           271            --         1,795
                                           ----------    ----------    ----------    ----------    ----------
Net interest income after
  provision for loan and lease losses          41,519        40,045        31,159        27,573        27,315
Total noninterest income                       12,650        11,214         9,456        11,265         9,313
Total noninterest expense                      39,615        37,592        28,658        27,262        24,728
                                           ----------    ----------    ----------    ----------    ----------
Income before provision for
  income taxes                                 14,554        13,667        11,957        11,576        11,900
Provision for icome taxes                       4,158         4,518         3,578         3,605         3,836
                                           ----------    ----------    ----------    ----------    ----------
Net income                                 $   10,396    $    9,149    $    8,379    $    7,971    $    8,064
                                           ==========    ==========    ==========    ==========    ==========

Performance ratios:
  Return on average assets                       1.15%         1.01%         1.08%         1.19%         1.30%
  Return on average equity                      14.48%        13.42%        16.54%        16.66%        17.31%
Capital ratios:
Risk based capital:
  Tier I (4% minimum ratio)                     10.21%        10.12%        10.60%        12.34%        11.33%
  Total (8% minimum ratio)                      11.88%        11.92%        11.73%        13.77%        12.58%
Leverage ratio                                   9.66%         8.87%         7.89%         8.49%         8.59%

BALANCE SHEET DATA AT DECEMBER 31
Total assets                               $  905,673    $  918,415    $  866,231    $  677,693    $  656,080
Investment securities and federal
  funds sold                               $  144,323    $  172,149    $  219,734    $  224,010    $  133,330
Net loans and leases                       $  650,962    $  616,648    $  546,128    $  372,660    $  437,843
Deposits                                   $  750,288    $  746,690    $  711,654    $  598,314    $  555,053
Shareholders' equity                       $   75,491    $   71,801    $   65,448    $   46,053    $   50,029

COMMON SHARE DATA
Earnings per share (1)
  Basic                                    $     1.41    $     1.23    $     1.24    $     1.19    $     1.15
  Diluted                                  $     1.36    $     1.17    $     1.17    $     1.13    $     1.11
Book value per share (2)                   $    10.34    $     9.58    $     8.95    $     7.10    $     7.20
Cash divididends per share                 $     0.40    $     0.40    $     0.40    $     0.40    $     0.33
Dividend payout ratio                           29.41%        34.20%        34.20%        35.40%        28.96%
Shares outstanding                          7,300,914     7,497,599     7,311,726     6,488,073     6,951,142

(1) All share and per share amounts have been adjusted to give effect to a three for two stock split on May 15, 2003.

(2) Represents shareholders' equity divided by the number of shares of common stock outstanding at the end of the period indicated.

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

A summary of the Company's most significant accounting policies and accounting estimates is contained in Note 1 to the consolidated financial statements. An accounting estimate recognized in the financial statements is a critical accounting estimate if the accounting estimate requires management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made and different estimates that management could reasonably have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the Company's financial condition, changes in financial condition, or results of operations. Management considers the Company's allowance for loan and lease losses, pro forma costs related to the Company's share-based payments programs, and management's assessment of goodwill and investment impairment to be critical accounting policies.

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

Stock Based Compensation. At December 31, 2006, the Company had three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan, which are described more fully in Note 1 and 14 to the Consolidated Financial Statements included herein in Item 8 - Financial Statements and Supplementary Data. Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123") and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment ("Statement 123 R"), using the modified prospective transition method. Under this transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments vesting during 2006 that were granted prior to, but not yet vested as of, January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of Statement 123 and (b) compensation cost for all share-based payments vesting during 2006 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. For further information on the computation of the fair value of share-based payments, see Note 1 and 14 to the Consolidated Financial Statements.

Goodwill. Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. Goodwill of $15,187,000 was recorded in the Company's acquisition of YCB. The value of goodwill is ultimately derived from the Company's ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually. Management conducted its assessment of impairment during the fourth quarter of 2006 and based on its evaluation determined that there was no impairment.

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

Business Organization

North Valley Bancorp (the "Company") is a bank holding company for NVB, a state-chartered, Federal Reserve Member bank. NVB operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with twenty-six branches in Northern California including two supermarket branches. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues.

The acquisition of YCB on August 31, 2004 was accounted for under the purchase method of accounting. Under this method, the results of operations of the Company only include the results of operations of YCB since the acquisition date.

Overview

For the year ended December 31, 2006, the Company recorded net income of $10,396,000 for an increase of $1,247,000, or 13.6%, over the $9,149,000 reported in 2005. Diluted earnings per share were $1.36 for 2006, a 16.0% increase over the $1.17 for 2005. For 2006, the Company realized a return on average shareholders' equity of 14.48% and a return on average assets of 1.15%, as compared to 13.42% and 1.01% for 2005.

During 2006, total assets decreased $12,742,000, or 1.4%, to $905,673,000 at year end. The Company was successful in moving more of its earning assets into the loan portfolio as loans increased $35,281,000, or 5.7%, and totaled $659,793,000 at December 31, 2006. The loan to deposit ratio at year end 2006 was 87.9% as compared to 83.6% at year end 2005. Total deposits grew $3,598,000, or 0.5%, to total $750,288,000 at year end 2006. For the year ended December 31, 2006, the Company declared quarterly dividends totaling $2,933,000 to stockholders of the Company.

The overall economic environment in 2006 in the Company's primary market area was good. Interest and fees earned on loans and leases increased $7,769,000, or 18.3%, to $50,241,000 in 2006. Increased loan volume accounted for $3,728,000 of the increase. With the Federal Reserve Board's Open Market Committee (FOMC) raising rates 100 basis points in four rate changes during 2006, the average yield on the Company's loan and lease portfolio increased to 7.82% from 7.19% in 2005. The rate increase added $4,042,000 to interest income on loans. On a tax-equivalent basis, interest on investments and other earning assets decreased $1,305,000 to a total of $7,661,000 due in most part to a lower volume of investment securities.

Due to the higher interest rates in 2006, the average rate paid on interest bearing liabilities increased to 2.32% from 1.53% in 2005. The higher rates accounted for $4,286,000 of the $4,982,000, or 86.0%, of the total increase in interest expense for the year. Average total interest bearing liabilities decreased $1,006,000 in 2006.

The net interest margin for 2006 was 5.40% which was an 18 basis point increase from the net interest margin of 5.22% achieved in 2005. Although the FOMC raised interest rates at four of their meetings throughout the year, the net interest margin has remained relatively steady as interest bearing liabilities reprice along with the earning assets, resulting in a net interest margin of 5.41% in the fourth quarter of 2006. That is a one basis point increase over the year-ago quarter and the net interest margin for the year 2006.

Loan portfolio quality has remained very good throughout 2006 as the ratio of nonperforming and restructured loans to total loans at December 31, 2006 was 0.07% compared to 0.12% at 2005 year-end.

(A)      Results of Operations

Net Interest Income and Net Interest Margin (fully taxable equivalent basis). Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $723,000, $759,000 and $876,000 in taxable-equivalent interest income on tax-free investments for the years ending December 31, 2006, 2005 and 2004.

Net interest income for 2006 was $43,217,000, a $1,483,000, or a 3.6%, increase over net interest income of $41,734,000 in 2005. Interest income increased $6,465,000, or 12.6%, to $57,902,000 in 2006 mostly due to higher volume and yields in the loan portfolio. The average loans outstanding increased $51,854,000, or 8.8%, to $642,167,000. This higher loan volume added $3,728,000 to interest income. The average yield earned on the loan portfolio increased 63 basis points to 7.82% for 2006. This increase added $4,042,000 to interest income. The total increase to interest income from the loan portfolio was $7,770,000, which was offset in part by the effect of lower average balances in the investment portfolio. The average balance of the investment portfolio decreased $39,330,000, or 20.5%, which accounted for a $1,553,000 decrease in interest income somewhat offset by the increase in average yield of 45 basis points, or $516,000. Yields earned on the investment portfolio in 2006 increased by 45 basis points to 4.83% as some of the lower yield and shorter duration securities matured.

Interest expense in 2006 increased $4,982,000, or 51.3%, to $14,685,000. The largest increase was in time certificates of deposits as the average rates paid on these accounts increased 132 basis points to 3.72%. This rate increase added $2,384,000 to interest expense. The next largest increase to interest expense was related to an increase in average rate paid on borrowings. The average rate paid on borrowings increased 119 basis points to 5.50% for 2006 compared to 4.31% for 2005. This increase in average rate paid added $1,007,000 to interest expense.

The net interest margin for 2006 increased 18 basis points to 5.40% from 5.22% in 2005. The net interest margin for the 4th quarter of 2006 was 5.41%, which was a slight increase of one basis point from 5.40% in the 4th quarter of 2005 and up 13 basis points from the 3rd quarter of 2006.

In 2005, net interest income was $41,734,000 an increase of $9,428,000, or 29.2%, from $32,306,000 for 2004. The increase in net interest income in 2005 was due to an increase in interest income of $11,624,000 slightly offset with an increase in interest expense of $2,196,000. During 2005, average interest-earning assets increased by $107,718,000 from 2004 and the average yield on those assets increased from 5.75% in 2004 to 6.43% in 2005. The increase in net interest income as well as average interest-earning assets during 2005 was partially attributable to the acquisition of YCB on August 31, 2004.

Average interest-bearing liabilities increased from $577,707,000 in 2004 to $634,467,000 in 2005. This increase in interest-bearing liabilities added $864,000 to interest expense. The average rate paid on interest-bearing liabilities increased from 1.30% in 2004 to 1.53% in 2005 resulting in an increase in interest expense of $1,332,000.

The net interest margin for 2005 was 5.22% as compared to 4.67% for 2004. The increase in the net interest margin in 2005 was largely a result of the increase in average loans partially offset by an increase in average borrowings.

The following table sets forth the Company's consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders' equity for each of the past three years (dollars in thousands).


Average Daily Balance Sheets
(Dollars in thousands, except percentages)
                                              2006                           2005                          2004
                                -----------------------------   ----------------------------   ----------------------------
                                 Average     Yield/  Interest    Average    Yield/  Interest    Average    Yield/  Interest
                                 Balance      Rate    Amount     Balance     Rate    Amount     Balance     Rate    Amount
                                ---------    ------   -------   ---------   ------   -------   ---------   ------   -------
Assets

Federal funds sold              $   5,747      4.87%  $   280   $  17,704     3.10%  $   548   $  26,225     1.23%  $   323
Investments:
 Taxable securities               117,894      4.25%    5,011     155,477     3.82%    5,944     187,680     3.77%    7,080
 Nontaxable securities(1)          22,864      6.87%    1,570      24,536     6.93%    1,701      28,160     7.64%    2,152
 FNMA preferred stock (1)          12,049      6.64%      800      12,039     6.40%      771      12,040     5.38%      648
 Interest earning deposits             --       N/A        --          85     2.35%        2         288     2.78%        8
                                ---------             -------   ---------            -------   ---------            -------

Total investments                 152,807      4.83%    7,381     192,137     4.38%    8,418     228,168     4.33%    9,888

Total loans and leases (2)(3)     642,167      7.82%   50,241     590,313     7.19%   42,471     438,044     6.76%   29,602
                                ---------             -------   ---------            -------   ---------            -------
Total earning assets/
 interest income                  800,721      7.23%   57,902     800,154     6.43%   51,437     692,437     5.75%   39,813

Nonearning assets                 108,884                         111,591                         91,805
Allowance for loan and
 lease losses                      (8,332)                         (7,585)                        (6,638)
                                ---------                       ---------                      ---------
Total nonearning assets           100,552                         104,006                         85,167

Total assets                    $ 901,273                       $ 904,160                      $ 777,604
                                =========                       =========                      =========


Liabilities and Shareholders' Equity

Transaction accounts            $ 166,156      0.37%  $   616   $ 195,468     0.43%  $   833   $ 179,474     0.48%  $   863
Savings and money market          202,722      1.34%    2,713     202,727     0.85%    1,727     176,745     0.67%    1,178
Time deposits                     179,832      3.72%    6,697     158,988     2.40%    3,813     157,522     1.67%    2,637
Other borrowed funds               84,751      5.50%    4,659      77,284     4.31%    3,330      63,966     4.42%    2,829
                                ---------             -------   ---------            -------   ---------            -------
Total interest bearing
 liabilities/interest expense     633,461      2.32%   14,685     634,467     1.53%    9,703     577,707     1.30%    7,507

Noninterest bearing deposits      185,281                         190,183                        139,417
Other liabilities                  10,736                          11,349                          9,825
                                ---------                       ---------                      ---------

Total liabilities                 829,478                         835,999                        726,949
                                ---------                       ---------                      ---------

Stockholders' equity               71,795                          68,161                         50,655
                                ---------                       ---------                      ---------

Total liabilities and
 shareholders' equity             901,273                         904,160                        777,604
                                =========                       =========                      =========

Net interest income                                   $  43,217                      $41,734                        $32,306
                                                      =========                      =======                        =======

Net interest spread                            4.91%                          4.90%                          4.45%
                                             ======                         ======                         ======
Net interest margin (4)                        5.40%                          5.22%                          4.67%
                                             ======                         ======                         ======

--------------------------------------------------------------------------------

(1) Tax-equivalent basis; nontaxable securities are exempt from federal taxation.

(2) Loans on nonaccrual status have been included in the computations of averages balances.

(3) Includes loan fees of $1,347, $2,099, and $825 for years ended December 31, 2006, 2005 and 2004.

(4) Net interest margin is determined by dividing net interest income by total average earning assets.

The following table summarizes changes in net interest income resulting from changes in average asset and liability balances (volume) and changes in average interest rates. The change in interest due to both rate and volume has been allocated to the change in rate (dollars in thousands).

                                                  2006 Compared to 2005                      2005 Compared to 2004
                                       ------------------------------------------   ------------------------------------------
                                                                        Total                                        Total
                                          Average       Average        Increase       Average       Average         Increase
                                          Volume         Rate         (Decrease)      Volume          Rate         (Decrease)
                                       ------------   ------------   ------------   ------------   ------------   ------------
Interest Income

Interest on Federal funds sold         $       (371)  $        103   $       (268)  $       (105)  $        330   $        225
Interest on investments:
  Taxable securities                         (1,436)           503           (933)        (1,214)            78         (1,136)
  Nontaxable securities                        (116)           (15)          (131)          (277)          (175)          (452)
  FNMA preferred stock                            1             28             29             --            123            123
  Interest bearing deposits in other
    financial institutions                       (2)            --             (2)            (6)            --             (6)
                                       ------------   ------------   ------------   ------------   ------------   ------------

Total investments                            (1,553)           516         (1,037)        (1,497)            26         (1,471)

Interest on loans and leases                  3,728          4,042          7,770         10,293          2,577         12,870
                                       ------------   ------------   ------------   ------------   ------------   ------------

Total interest income                         1,804          4,661          6,465          8,691          2,933         11,624
                                       ------------   ------------   ------------   ------------   ------------   ------------

Interest Expense

Transaction accounts                   $       (126)  $        (91)  $       (217)  $         77   $       (107)  $        (30)
Savings and money market                         --            986            986            174            375            549
Time deposits                                   500          2,384          2,884             24          1,152          1,176
Other borrowed funds                            322          1,007          1,329            589            (88)           501
                                       ------------   ------------   ------------   ------------   ------------   ------------

Total interest expense                          696          4,286          4,982            864          1,332          2,196
                                       ------------   ------------   ------------   ------------   ------------   ------------
Total change in net interest
 income                                $      1,108   $        375   $      1,483   $      7,827   $      1,601   $      9,428
                                       ============   ============   ============   ============   ============   ============

Provision for Loan and Lease Losses. The provision for loan and lease losses corresponds to management's assessment as to the inherent risk in the portfolio for potential losses. The provision adjusts the balance in the allowance for loan and lease so that the allowance is adequate to provide for the potential losses based upon historical experience, current economic conditions, the mix in the portfolio and other factors necessary in estimating these losses. For further information, see discussion under "Allowance for Loan and Lease Losses" on page 32.

The Company provided $975,000 in 2006, $930,000 in 2005 and $271,000 in 2004 for
loan and lease losses. Loan charge-offs, net of recoveries were $8,000 in 2006, $283,000 in 2005 and $566,000 in 2004. The ratio of net charge-offs to average loans and leases outstanding were 0.00% in 2006, 0.05% in 2005 and 0.13% in 2004. The ratio of the allowance for loan and lease losses to total loans and leases was 1.34% in 2006, 1.26% in 2005 and 1.30% in 2004.

Noninterest Income. The following table is a summary of the Company's noninterest income for the years ended December 31 (in thousands):

                                                     2006           2005           2004
                                                 ------------   ------------   ------------
Service charges on deposit accounts              $      6,437   $      5,540   $      5,183
Other fees and charges                                  3,186          2,653          2,264
Increase in cash value of life insurance                1,211          1,078          1,141
Gain on sale of loans                                     399            690             20
(Loss) gain on sales or calls of securities                (3)           117             22
Other                                                   1,420          1,136            826
                                                 ------------   ------------   ------------
Total                                            $     12,650   $     11,214   $      9,456
                                                 ============   ============   ============

Total noninterest income increased $1,436,000, or 12.8%, to $12,650,000 in 2006 from $11,214,000 for the year ended December 31, 2005. Increase in income from the service charges on deposit accounts and other fees and charges were due to increased debit card activity, specifically point-of-sale and foreign ATM use. Noninterest income from gain on sale of loans decreased in 2006 due to less origination of loans for sale and the decision in the fourth quarter of 2006 to retain these loans in the portfolio. Our mortgage strategy shifted in 2006 to retain these conforming loans in the portfolio that in the past were sold to Freddie Mac to better diversify the loan portfolio and also add fixed rate mortgages in an anticipation of a declining rate environment, but continue to sell the jumbo mortgage loans. The increase in other income was largely due to a one-time gain on sale of Company property and higher sales volumes of annuity and security products to customers. In 2005, noninterest income increased $1,758,000, or 18.6%, to $11,214,000 from $9,456,000 in 2004. The increase in
2005 was mainly the result of gains on loan sales recorded in that year of $690,000 (in 2005, the Company was selling nearly all fixed rate 30- and 15-mortgages to reduce interest rate risk and keep the duration of the loan portfolio relatively short during 2005) compared to $20,000 in 2004. Service charge income and other fee income for 2005 increased by $357,000 and $389,000, respectively, compared to 2004. The increases in service charge income and other fee income was due to normal deposit growth during 2005.

Noninterest Expense. The following table is a summary of the Company's noninterest expense for the years ended December 31 (in thousands):

                                                     2006           2005           2004
                                                 ------------   ------------   ------------
Salaries and benefits                            $     21,775   $     19,784   $     14,741
Occupancy                                               3,023          2,724          1,966
Data processing                                         2,300          1,928          1,093
Equipment                                               2,153          2,160          2,199
Professional services                                   1,583          1,546          1,002
Marketing                                               1,139          1,011            726
Operations expense                                        848            953            778
ATM and online banking                                    845            755            718
Printing and supplies                                     715            606            569
Amortization of intangibles                               651            651            541
Director                                                  575            361            370
Postage                                                   563            584            486
Messenger                                                 289            490            449
Other                                                   3,156          4,039          3,020
                                                 ------------   ------------   ------------
Total                                            $     39,615   $     37,592   $     28,658
                                                 ============   ============   ============

Total noninterest expense increased $2,023,000, or 5.4%, to $39,615,000 in 2006 compared to $37,592,000 in 2005. The largest increase was in salaries and benefits which increased $1,991,000, or 10.1%. Salary increases were due to the Company's continued investment in higher growth markets by hiring seasoned lenders that specialize in business lending in Placer County, higher benefit costs, stock option expense due to SFAS 123(R) and general merit increases. Data processing and occupancy expense also increased, consistent with the Company's decision to enter into these higher growth markets.

Total noninterest expense increased $8,934,000, or 31.2%, to $37,592,000 in 2005 compared to $28,685,000 in 2004. The largest increase was in salaries and benefits which increased $5,043,000, or 34.2%. Of that increase $2,394,000 was attributable to the opening of the two new branches and the full year operations of NVB BB versus four months in 2004. Other salary increases were due to the Company's hiring of seasoned lending teams that specialize in business lending in Sonoma and Placer counties, enhancing its infrastructure, most notably in accounting and compliance for future growth, higher benefit costs, and general merit increases. Other expenses, including data processing, marketing, and occupancy, increased, which is consistent with the Company's decision to enter into higher growth markets as well as expand its infrastructure to have the capacity for current and planned future growth.

Income Taxes. The provision for income taxes for the year ended December 31, 2006 was $4,158,000 as compared to $4,518,000 for the same period in 2005 and $3,578,000 for 2004. The effective income tax rate for state and federal income taxes was 28.6%, for the year ended December 31, 2006 compared to 33.1% for the same period in 2005 and 29.9% for the same period in 2004. Following the filing of the Company's 2005 tax returns during the third quarter of 2006, management determined that the Company's estimated tax rate that had been applied to previously reported net income was overstated as a result of an underestimate of California job credits (which are determined subsequent to year-end through a process employed by the State of California) and an overestimate of the federal statutory tax rate (resulting from the Company's pre-tax income falling between the federal statutory rates of 34% and 35%). As a result, the 2006 tax provision was adjusted on a cumulative basis to reflect this change in accounting estimate. These changes reduced our tax provision by approximately $691,000, and reduced our effective tax rate incurred for the year. The difference in the effective tax rate compared to the combined Federal and State statutory tax rate of 42.05% is primarily the result of California interest and jobs credits resulting from hiring and lending in California "Enterprise Zones," the Company's investment in municipal securities and other equity securities that qualify for the dividend received deduction and the earnings from the cash surrender value of life insurance policies. Interest earned on municipal securities and the dividends received deduction are exempt from federal income tax. Earnings on life insurance policies are exempt from both federal income and California franchise tax. As such, all of these investment strategies lower the Company's effective tax rate.

(B)     Balance Sheet Analysis

North Valley Bancorp had total assets of $905,673,000 at December 31, 2006 compared to $918,415,000 at December 31, 2005, representing a decrease of $12,742,000, or 1.4%. The average balance of total assets for 2006 was $901,273,000, which was a decrease of $2,887,000, or 0.3%, from the average total asset balance of $904,160,000 in 2005.

Investment Securities. During 2006, the Company used liquidity from the investment securities portfolio to increase the loan portfolio. Consequently, the investment securities portfolio decreased $30,696,000 from year end 2005 to a total of $133,653,000 at December 31, 2006. The investment portfolio had decreased $54,745,000 in 2005 to a total of $164,349,000 at December 31, 2005 attributable to the Company's use of the liquidity to fund $71,167,000 in loan growth during the year.

The Company's policy regarding investments is as follows:

Trading securities are carried at fair value. Changes in fair value are included in other operating income. The Company did not have any securities classified as trading at December 31, 2006, 2005 and 2004.

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

The amortized cost of securities and their approximate fair value are summarized in the following table (in thousands):

                                                                December 31,
                                                 ------------------------------------------
                                                     2006           2005           2004
                                                 ------------   ------------   ------------
Available-for-Sale (Amortized Cost)
  Obligations of U.S. Government agencies        $     22,645   $     31,104   $     34,245
  Obligations of states and political
   subdivisions                                        21,957         23,473         30,147
  Mortgage-backed securities                           86,028        105,935        148,160
  Corporate securities                                  5,998          7,994          7,989
                                                 ------------   ------------   ------------
                                                 $    136,628   $    168,506   $    220,541
                                                 ============   ============   ============

Available-for-Sale (Fair Value)
  Obligations of U.S. Government agencies        $     21,799   $     29,863   $     33,178
  Obligations of states and political
   subdivisions                                        22,560         23,931         31,136
  Mortgage-backed securities                           83,224        102,479        146,554
  Corporate securities                                  5,988          7,985          8,093
                                                 ------------   ------------   ------------
                                                 $    133,571   $    164,258   $    218,961
                                                 ============   ============   ============

Held-to-Maturity (Amortized Cost)
  Mortgage-backed securities                     $         82   $         91   $        133
                                                 ------------   ------------   ------------
                                                 $         82   $         91   $        133
                                                 ============   ============   ============

Held-to-Maturity (Fair Value)
  Mortgage-backed securities                     $         81   $         88   $        131
                                                 ------------   ------------   ------------
                                                 $         81   $         88   $        131
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

At December 31, 2006 the Company held 100,000 shares of FNMA, Series M perpetual preferred stock. The coupon rate is fixed at 4.75% with a taxable-equivalent yield of 6.09%. The securities are owned at par, or $50.00 per share, for a total investment of $5,000,000 and an unrealized loss of $724,000 at December 31, 2006. The securities are callable at par on June 1, 2008. The market value per share as of December 31, 2006 was $42.76 per share. At year end, these securities had been in an unrealized loss position for approximately 30 months.

Management carefully evaluated the FNMA preferred stock to determine whether the decline in fair value below the amortized cost value of these securities is other-than-temporary. Among other items, management considers relevant accounting literature which included SFAS No. 115, Statement of Auditing

Standard ("SAS") No. 92, and Staff Accounting Bulletin ("SAB") No. 59. In conducting this assessment, management evaluated a number of factors including, but not limited to:

     o   How far fair value has declined below amortized cost
     o   How long the decline in fair value has existed
     o   The financial condition of the issuer
     o   Rating agency changes on the issuer
     o Management's intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

Management has the intent and ability to hold this security, and has monitored how the value of the security has moved with fluctuations in interest rates. The security was purchased when interest rates were much lower than today. As interest rates rose in the last two years, the value of the security declined. However, as the FOMC has left rates unchanged since the last rate hike in June, 2006, and with the market sentiment indicating rate reductions in 2007, the security's price has risen. On March 6, 2007, the closing price on the security was $47.25. Based on this evaluation, management concluded that these securities were not deemed to be other-than-temporarily impaired. Management's assessment weighed heavily on normal market fluctuations during this holding period, FNMA's response to its weaker financial condition and analysis of FNMA by rating agencies and investment bankers.

The following table shows estimated fair value of our investment securities, exclusive of equity securities, by year of maturity as of December 31, 2006. Expected maturities, specifically of mortgage-backed securities, may differ significantly from contractual maturities because borrowers may have the right to prepay with or without penalty. Tax-equivalent adjustments have been made in calculating yields on tax exempt securities.

Contractual Maturity Distribution and Yields of Investment Securities (in thousands):

                                                                           After One     After Five
                                                              Within        Through        Through       After Ten
                                                             One Year      Five Years     Ten Years        Years          Total
                                                           ------------   ------------   ----------     ------------   ------------
Available for sale securities:
      Obligations of U.S. government agencies              $      4,079   $      3,421   $         --   $         --   $      7,500
      Obligations of states and political subdivisions            2,826          6,457         10,873          2,404         22,560
      Mortgage-backed securities                                    127         66,732          8,967          7,398         83,224
      Corporate securities                                           --             --          3,016          2,972          5,988
                                                           ------------   ------------   ----------     ------------   ------------
Total securities available for sale                        $      7,032   $     76,610   $     22,856   $     12,774   $    119,272
                                                           ============   ============   ============   ============   ============

Weighted average yield                                             3.88%          3.99%          4.45%          4.49%          4.12%

Held to maturity securities:
      Mortgage-back securities                             $         --   $         81   $         --   $         --   $         81
                                                           ============   ============   ============   ============   ============

Weighted average yield                                             0.00%          4.28%          0.00%          0.00%          4.28%

Loan and Lease Portfolio. The loan and lease portfolio increased $35,281,000, or 5.6%, in 2006 and totaled $659,793,000 at December 31, 2006. The Company sold $16.1 million of residential mortgage loans during 2006. During 2005, loans increased $71,167,000, or 12.9%, to $624,512,000 from $553,345,000 at December
31, 2004. Loans are the Company's largest and highest yielding component of earning assets and as such loan growth is desirable subject to acceptable levels of credit risk. The loan to deposit ratio as of December 31, 2006 was 87.9% compared to 83.6% at December 31, 2005.

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

Major classifications of loans and leases at December 31 are summarized as follows (in thousands):

                                                2006           2005           2004           2003           2002
                                            ------------   ------------   ------------   ------------   ------------
Commercial                                  $     78,122   $     63,088   $     54,903   $     36,997   $     40,683
Real estate - commercial                         263,323        245,610        224,476        163,474        159,946
Real estate - construction                       213,199        199,129        115,518         37,566         25,388
Real estate - mortgage                            40,487         39,500         73,007         54,588        104,590
Installment                                       27,951         40,818         53,185         62,609         87,710
Direct financing leases                            1,985          3,120          3,790            689          1,795
Other                                             35,828         33,890         29,838         23,214         24,271
                                            ------------   ------------   ------------   ------------   ------------

    Total loans and leases receivable            660,895        625,155        554,717        379,137        444,383

Deferred loan (fees) costs, net                   (1,102)          (643)        (1,372)            16            183
Allowance for loan and lease losses               (8,831)        (7,864)        (7,217)        (6,493)        (6,723)

                                            ------------   ------------   ------------   ------------   ------------
    Net loans and leases                    $    650,962   $    616,648   $    546,128   $    372,660   $    437,843
                                            ============   ============   ============   ============   ============

At December 31, 2006 and 2005, the Company serviced real estate - mortgage loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $108,931,000 and $117,792,000, respectively.

The Company was contingently liable under letters of credit issued on behalf of its customers for $13,067,000 and $14,196,000 at December 31, 2006 and 2005,
respectively. At December 31, 2006, commercial and consumer lines of credit, and real estate loans of approximately $88,061,000 and $145,034,000, respectively, were undisbursed. At December 31, 2005, commercial and consumer lines of credit, and real estate loans of approximately $78,602,000 and $127,608,000, respectively, were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk more than the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Company's involvement in these instruments and do not necessarily represent the actual amount subject to credit loss. However, at December 31, 2006 and 2005, no losses are anticipated as a result of these commitments.

Real estate commercial, real estate construction and commercial loans increased $17,713,000, or 7.2%, $14,070,000, or 7.1%, and $15,034,000, or 23.8%,
respectively, for the year ended December 31, 2006. The increases in real estate commercial, real estate construction, and to a lesser extent commercial loans for the year ended December 31, 2006 are primarily due to loan growth in the commercial banking offices acquired from Yolo Community Bank during 2004, and the newly opened offices in Santa Rosa and Ukiah. Real estate mortgage loans increased slightly by $987,000, or 2.5%, while installment loans decreased by $12,867,000, or 31.5%. Installment loans continued to decrease for most of the year ended December 31, 2006 due to the Company discontinuing its purchases of indirect auto contracts from May of 2005 through November of 2006. During the fourth quarter of 2006, the Company decided to resume purchasing indirect auto contracts.

Maturity Distribution and Interest Rate Sensitivity of Loans and Commitments. The following table shows the maturity of certain loan categories and commitments. Also provided with respect to such loans and commitments are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands):


                                                       After One
                                          Within        Through         After
                                         One Year      Five Years     Five Years       Total
                                       ------------   ------------   ------------   ------------
Commercial                             $     39,323   $     26,987   $     11,812   $     78,122
Real estate - commercial                     10,178         16,316        236,829        263,323
Real estate - construction                  137,122         72,672          3,405        213,199
Real estate - mortgage                        2,987          5,289         32,211         40,487
Installment                                   2,138         19,315          6,498         27,951
Direct financing leases                         348            316          1,321          1,985
Other                                                          609         35,219         35,828
                                       ------------   ------------   ------------   ------------
                                       $    192,096   $    141,504   $    327,295   $    660,895
                                       ============   ============   ============   ============
Loans maturing after one year with:
  Fixed interest rates                                $     96,717   $     55,633   $    152,350
  Variable interest rates                                   44,787        271,662        316,449

Impaired, Nonaccrual, Past Due and Restructured Loans and Leases, and Other Nonperforming Assets. The Company considers a loan or lease impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on the fair value of the collateral.

At December 31, 2006 and 2005, the recorded investment in loans and leases for which impairment has been recognized was approximately $72,000 and $686,000. Of the 2006 balance, there was a related valuation allowance of $36,000. Of the 2005 balance, approximately $196,000 had a related valuation allowance of $98,000. For the years ended December 31, 2006, 2005 and 2004, the average recorded investment in loans and leases for which impairment had been recognized was approximately $63,000, $791,000 and $1,136,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $9,000, $6,000 and $18,000 for cash payments received in 2006, 2005 and 2004.

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

Nonperforming assets at December 31 are summarized as follows (in thousands):

                                           2006           2005           2004           2003           2002
                                       ------------   ------------   ------------   ------------   ------------
Nonaccrual loans and leases            $         72   $        686   $      1,155   $      1,615   $      1,452
Loans and leases past due 90 days
 or more and still accruing interest            403             67          1,015          1,395            864
                                       ------------   ------------   ------------   ------------   ------------
Total nonperforming loans and leases            475            753          2,170          3,010          2,316
Other real estate owned                         902            902             --             --             55
                                       ------------   ------------   ------------   ------------   ------------
Total nonperforming assets             $      1,377   $      1,655   $      2,170   $      3,010   $      2,371
                                       ============   ============   ============   ============   ============

If interest on nonaccrual loans and leases had been accrued, such income would have approximated $10,000 in 2006, $6,000 in 2005 and $20,000 in 2004. Interest
income of $9,000 in 2006, $6,000 in 2005 and $18,000 in 2004 was recorded when it was received on the nonaccrual loans and leases.

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

At December 31, 2006, there were no commitments to lend additional funds to borrowers whose loans or leases were classified as nonaccrual.

Other real estate owned at December 31, 2006 was $902,000, consisting of land originally purchased for bank expansion, which management now intends to sell as the land is no longer needed due to the acquisition of YCB in 2004.

Allowance for Loan and Lease Losses. The following table summarizes the Company's loan and lease loss experience for the years ended December 31 (dollars in thousands):

                                                               2006           2005           2004           2003           2002
                                                           ------------   ------------   ------------   ------------   ------------
Average loans and leases outstanding                       $    642,167   $    590,313   $    438,044   $    399,217   $    424,272
Allowance for loan and lease losses at
    beginning of period                                           7,864          7,217          6,493          6,723          5,786
Loans and leases charged off:
    Commercial                                                       47            204            219             63            271
    Real estate - construction                                       --             --             --             --             --
    Real estate - mortgage                                           --             --             53              2              7
    Installment                                                     211            398            609            715            924
    Other                                                            --             --              9            139             22
                                                           ------------   ------------   ------------   ------------   ------------

Total loans and leases charged off                                  258            602            890            919          1,224
                                                           ------------   ------------   ------------   ------------   ------------

Recoveries of loans and leases previously charged off:
    Commercial                                                      125            167            128            527            209
    Real estate - construction                                       --             --             --             --             --
    Real estate - mortgage                                           --             --              5             16              1
    Installment                                                     125            147            175            138            156
    Other                                                            --              5             16              8             --
                                                           ------------   ------------   ------------   ------------   ------------
Total recoveries of loans and leases
    previously charged off                                          250            319            324            689            366
                                                           ------------   ------------   ------------   ------------   ------------

Net loans and leases charged off                                      8            283            566            230            858
Provisions for loan and lease losses                                975            930            271             --          1,795
Allowance aquired (YCB)                                              --             --          1,019             --             --
                                                           ------------   ------------   ------------   ------------   ------------
Balance of allowance for loan and lease
    losses at end of period                                $      8,831   $      7,864   $      7,217   $      6,493   $      6,723
                                                           ============   ============   ============   ============   ============
Ratio of net charge-offs to average loans
    and leases outstanding                                         0.00%          0.05%          0.13%          0.06%          0.20%
Allowance for loan and lease losses to
    total loans and leases                                         1.34%          1.26%          1.30%          1.71%          1.51%


The allowance for loan and lease losses is established through a provision for loan and lease losses based on management's evaluation of the risks inherent in the loan and lease portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan and lease loss experience, and the Company's underwriting policies. The allowance for loan and lease losses is maintained at an amount management considers adequate to cover losses in loans and leases receivable, which are considered probable and estimable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company's control. The Company also engages a third party credit review consultant to analyze the Company's loan and lease loss adequacy. In addition, various regulatory agencies, as an integral part of their examination process, periodically reviews the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

The allowance for loan and lease losses is comprised of two primary types of allowances:

         1.       Formula Allowance

                  Formula allowances are based upon loan and lease loss factors that reflect management's estimate of probable losses in various segments or pools within the loan and lease portfolio. The loss factor for each segment or pool is multiplied by the portfolio segment (e.g. multifamily permanent mortgages) balance to derive the formula allowance amount. The loss factors are updated periodically by the Company to reflect current information that has an effect on the amount of loss inherent in each segment.

                  The formula allowance is adjusted for qualitative factors that are based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated in connection with the unallocated allowance at December 31, 2006 included the following, which existed at the balance sheet date:

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

The $8,831,000 in formula and specific allowances reflects management's estimate of the inherent loss in various pools or segments in the portfolio and individual loans and leases, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio. The level of formula allowance is consistent from 2005 to 2006.

Management anticipates continued growth in commercial lending, including construction and commercial real estate and to a lesser extent consumer and real estate mortgage lending. As a result, future provisions will be required and the ratio of the allowance for loan and lease losses to loans and leases outstanding may increase to reflect increasing concentrations, loan type and changes in economic conditions.

The following table shows the allocation of the Company's allowance and the percent of loans in each category to the total loans at December 31 (dollars in thousands).

                         December 31, 2006   December 31, 2005   December 31, 2004   December 31, 2003   December 31, 2002
                         -----------------   -----------------   -----------------   -----------------   -----------------
                                Percentage          Percentage          Percentage          Percentage          Percentage
                                 of loans            of loans            of loans            of loans            of loans
                                  in each             in each             in each             in each             in each
                                 category            category            category            category            category
                                    to                  to                  to                  to                  to
                                   total               total               total               total               total
                          Amount   loans      Amount   loans      Amount   loans      Amount   loans      Amount   loans
                         -------  --------   -------  --------   -------  --------   -------  --------   -------  --------
Balance Applicable to:
Commercial               $ 1,291      11.8%  $   696      10.1%  $   519       9.9%  $   698       9.8%  $   706       9.2%
Real estate
 - commercial              3,256      39.9%    3,056      39.3%    3,763      40.5%    2,689      43.1%    2,364      36.0%
Real estate
 - construction            2,105      32.3%    2,012      31.9%    1,106      20.8%      530       9.9%      325       5.7%
Real estate
 - mortgage                  150       6.1%       97       6.3%      181      13.1%      212      14.4%      390      23.5%
Installment                  429       4.2%      684       6.5%      729       9.6%    1,107      16.5%    1,608      19.7%
Other                        390       5.7%      407       5.9%      442       6.1%       64       6.3%      232       5.9%
Unallocated                1,210        --       912        --       477        --     1,193        --     1,098        --
                         -------  --------   -------  --------   -------  --------   -------  --------   -------  --------
Total                    $ 8,831     100.0%  $ 7,864     100.0%  $ 7,217     100.0%  $ 6,493     100.0%  $ 6,723     100.0%
                         =======  ========   =======  ========   =======  ========   =======  ========   =======  ========

Deposits. Deposits represent the Company's primary source of funds. They are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable as they are mostly derived from long-term banking relationships. During 2006, total deposits increased $3,598,000, or 0.5%, to $750,288,000 compared to $746,690,000 at December 31, 2005. The increase in deposits was due to increases in time deposits of $28,140,000, non-interest bearing deposits of $8,287,000 and savings of $967,000, mostly offset by the decrease in interest-bearing demand of $33,796,000. The Company experienced a shift in deposits from interest-bearing demand to time deposits as time deposit rates increased while interest bearing demand deposit rates remained relatively unchanged. Interest-bearing demand decreased from 26.1% of total deposits at December 31, 2005 to 21.5% at December 31, 2006, while time deposits increased from 22.7% of total deposits at December 31, 2005 to 26.3% of total deposits at December 31, 2006.

During 2005, total deposits increased 4.9% to $746,690,000 compared to $711,654,000 at December 31, 2004. Noninterest-bearing demand, interest-bearing demand and time deposits increased $39,798,000 while savings decreased $4,762,000. The increase in demand deposits was due to a significant number of new accounts opened during 2005, which is attributed to the continued success of the Company's "High Performance Checking Program."

The following table summarizes the Company's deposits at the indicated dates (in thousands):

                                                December 31,
                                 ------------------------------------------
                                     2006           2005           2004
                                 ------------   ------------   ------------
Noninterest-bearing demand       $    194,842   $    186,555   $    165,595
Interest-bearing demand               160,939        194,735        187,738
Savings                               196,833        195,866        200,628
Time certificates                     197,674        169,534        157,693
                                 ------------   ------------   ------------
  Total deposits                 $    750,288   $    746,690   $    711,654
                                 ============   ============   ============

Capital Resources. The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company's ability to earn a high rate of return on shareholders' equity (ROE). Stockholders' equity increased to $75,491,000 as of December 31, 2006, as compared to $71,801,000 at December 31, 2005. The increase was the result of net income of $10,396,000 mostly offset by repurchase of common stock of $5,270,000 and cash dividends of $2,933,000. Under current regulations, management believes that the Company meets all capital adequacy requirements.

The following table displays the Company's capital ratios at December 31, 2006 (dollars in thousands).

                                                                             Minimum
                                                                           for Capital
                                                                            Adequacy
                                              Capital          Ratio        Purposes
                                            ------------   ------------   ------------
Company:
Tier 1 capital (to average assets)          $     86,032           9.66%          8.00%
Tier 1 capital (to risk weighted assets)    $     86,032          10.21%          4.00%
Total capital (to risk weighted assets)     $    100,065          11.88%          4.00%

Impact of Inflation. Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetarily based items. The relatively low proportion of the Company's fixed assets (approximately 1.5% at December 31, 2006) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

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

The hypothetical impact of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures. The results for the Company's December 31, 2006 analysis indicates the following results for changes in net economic value and changes in net interest income over a one-year period given the same interest rate shocks. This is also where Management wants to position the balance sheet at this time given the current state of the economy. Management believes that short and medium term interest rates will continue to remain flat and slowly decrease by the end of the year.

                                                     Shocked     Shocked
                                                     by -2%      by +2%
                                                   ----------  ----------
Net interest income                                  -4.1%         1.5%
Net economic value                                  -17.2%         5.9%

For the modeling, the Company has made certain assumptions about the duration of its non-maturity deposits that are based on an analysis performed on the Company's database to determine average length of deposit accounts. This assumption is important to determining net economic value at risk. The Company has compared its assumptions with those used by other financial institutions.

Liquidity. The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the pay-downs and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $35,000,000 as of December 31, 2006 were available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank ("FHLB") providing an additional line of credit of $76,107,000 secured by first deeds of trust on eligible 1-4 unit residential loans and qualifying investment securities. The Company also had a line of credit with the Federal Reserve Bank ("FRB") of $2,637,000 secured by first deeds of trust on eligible commercial real estate loans as well as a committed, revolving unsecured line of credit for $8,000,000 with a correspondent bank as of December 31, 2006. As of December 31, 2006, borrowings of $37,500,000 were outstanding with the FHLB, and $31,961,000 was outstanding in the form of Subordinated Debentures.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $175,149,000 and $220,443,000, or 19.3% and 24.0% of total assets at December 31, 2006 and December 31, 2005, respectively. Total liquid assets for December 31, 2006 and December 31, 2005 include investment securities of $82,000 and $91,000 respectively, classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $673,303,000 and $686,608,000 at December 31, 2006 and December 31, 2005, respectively.

In assessing liquidity, historical information such as seasonal loan demand, local economic cycles and the economy in general are considered along with current ratios, management goals and unique characteristics of the Company. Management believes the Company is in compliance with its policies relating to liquidity.

Certificates of Deposit. Maturities of time certificates of deposit outstanding of less than $100,000 and $100,000 or more at December 31, 2006 are summarized as follows (in thousands):

                                                   $100,000        Under
                                                   and over       $100,000
                                                 ------------   ------------
Three Months or Less                             $     22,553   $     34,372
Over Three Months Through Twelve Months                48,206         72,112
Over One Year Through Three Years                       6,076         13,730
Over Three Years                                          150            475
                                                 ------------   ------------
Total                                            $     76,985   $    120,689
                                                 ============   ============

As of December 31, 2006, the Company did not have any brokered deposits. The Company's policy limits the use of brokered deposits to 10% of total assets.

Other Borrowed Funds. Other borrowings outstanding as of December 31, 2006, 2005 and 2004 consist of Federal Home Loan Bank ("FHLB") advances. The following table summarizes these borrowings (in thousands):

                                      2006           2005           2004
                                  ------------   ------------   ------------
Short-term borrowings
   FHLB advances                  $     25,000   $     31,500   $     20,094
                                  ============   ============   ============

Long-term borrowings
   FHLB advances                  $     12,500   $     25,000   $     37,500
                                  ============   ============   ============


The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities (dollars in thousands):

                                                  Short Term      Long Term
                                                 ------------   ------------
Amount                                           $     25,000   $     12,500
Maturity                                                 2007           2008
Average rates                                            4.15%          3.30%

The following table provides information related to the Company's short-term borrowings under its security repurchase arrangements and lines of credit for the periods indicated (in thousands):


                                      2006           2005           2004
                                  ------------   ------------   ------------
Average balance during the year   $     15,362   $     30,327   $      4,990
Average interest rate for the
  year                                    5.25%          2.73%          3.23%
Maximum month-end balance
 during the year                  $     46,560   $     32,000   $     32,000
Average rate as of December 31,           5.36%          3.49%          2.29%

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the company as of December 31, 2006:

                                                                                  Less than                              More than
(dollars in thousands)                                                  Total      one year    1-3 years    3-5 years     5 years
                                                                     ----------   ----------   ----------   ----------   ----------
Subordinated Debentures, fixed rate of 10.25% payable on 2031        $   10,310   $       --   $       --   $       --   $   10,310
Subordinated Debentures, floating rate of 6.45% payable on 2033           6,186           --           --           --        6,186
Subordinated Debentures, floating rate of 8.17% payable on 2034           5,155           --           --           --        5,155
Subordinated Debentures, floating rate of 6.16% payable on 2036          10,310           --           --           --       10,310
FHLB loan, fixed rate of 2.81% payable on January 26, 2007               12,500       12,500           --           --           --
FHLB loan, fixed rate of 5.48% payable on January 29, 2007               12,500       12,500           --           --           --
FHLB loan, fixed rate of 3.30% payable on January 25, 2008               12,500           --       12,500           --           --
Operating lease obligations                                               3,856        1,240        1,619          420          577
Deferred compensation(1)                                                  2,638          189          292          249        1,908
Supplemental retirement plans(1)                                          3,500          701          468          468        1,863
                                                                     ----------   ----------   ----------   ----------   ----------
     Total                                                           $   79,455   $   27,130   $   14,879   $    1,137   $   36,309
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

The following table discloses the Company's condensed selected unaudited quarterly financial data for each of the quarters in the two-year period ended December 31, 2006.

                                                                       For the Quarter Ended
                              -----------------------------------------------------------------------------------------------------
(In thousands except           December     September      June         March      December    September       June         March
per share data)                  2006         2006         2006         2006         2005         2005         2005         2005
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Interest income               $   15,036   $   14,506   $   14,010   $   13,627   $   13,750   $   12,965   $   12,336   $   11,627
Interest expense                   4,140        3,996        3,315        3,234        2,825        2,581        2,268        2,029
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

       Net interest income        10,896       10,510       10,695       10,393       10,925       10,384       10,068        9,598

Provision for loan and
    lease losses                      50          555          370           --          200          280          180          270
Noninterest income                 3,239        3,598        3,015        2,798        3,234        3,067        2,463        2,450
Noninterest expense                9,860        9,859        9,880       10,016       10,171        9,524        9,463        8,434
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income before provision
    for income taxes               4,225        3,694        3,460        3,175        3,788        3,647        2,888        3,344
Provision for income
    taxes (1)                      1,171          775        1,166        1,046        1,318        1,214          901        1,085
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

       Net income             $    3,054   $    2,919   $    2,294   $    2,129   $    2,470   $    2,433   $    1,987   $    2,259
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Earnings per share:
    Basic                     $     0.42   $     0.40   $     0.31   $     0.28   $     0.33   $     0.33   $     0.27   $     0.31
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
    Diluted                   $     0.40   $     0.39   $     0.30   $     0.27   $     0.32   $     0.31   $     0.26   $     0.29
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

(1) The provision for income taxes for the quarter ended September 30, 2006 was reduced by approximately $456,000 due to previously overstated provision for income taxes as a result of an underestimate of California job credits and an overestimate of the federal statutory tax rate. See discussion under "Income Taxes" on page 27.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
--------------------------------------------------
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------

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

Evaluation of Disclosure Controls and Procedures. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management's statement as to the framework used to evaluate the effectiveness of, and management's assessment of the effectiveness of, the Company's internal control over financial reporting as of December 31, 2006, appears in this report at page 42 and is incorporated here by this reference. The Company's registered public accounting firm that audited the consolidated financial statements included in this annual report has issued a report on management's assessment of the Company's internal control over financial reporting which appears on page 43 of this report and is incorporated here by this reference. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected or is reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
---------------------------

None

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
-------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

The information concerning directors and executive officers required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission (the "Commission") entitled "Election of Directors" (not including the share information included in the beneficial ownership tables nor the footnotes thereto nor the subsections entitled "Committees of the Board of Directors," "Compensation Committee Interlocks and Insider Participation" and "Meetings of the Board of Directors") and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders of the Company to be filed with the Commission entitled "Executive Compensation" and the subsection entitled "Election of Directors - Compensation Committee Interlocks and Insider Participation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by this item is incorporated by reference from sections of the Company's Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled "Election of Directors - Security Ownership of Certain Beneficial Owners and Management," as to share information in the tables of beneficial ownership and footnotes thereto and "Securities Authorized for Issuance Under Equity Compensation Plan."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled "Certain Relationships and Related Transactions."

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
------------------------------------------------

The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled "Principal Accounting Fees and Services."

PART IV
-------

ITEM 15.  EXHIBITS AND, FINANCIAL STATEMENT SCHEDULES
-----------------------------------------------------

    (a)  The following documents are filed as part of the report:
         1. Financial Statements

             Document Title                                                 Page
             --------------                                                 ----
             Report of Management on Internal Control Over Financial
               Reporting                                                    42
             Report of Independent Registered Public Accounting
               Firm on Internal Control Over Financial Reporting            43
             Report of Independent Registered Public Accounting Firm        44
             Consolidated Balance Sheets as of December 31, 2006 and 2005   45
             Consolidated Statements of Income for the Years Ended
               December 2006, 2005 and 2004                                 46
             Consolidated Statement of Changes in Stockholders' Equity
               for the Years Ended December 31, 2006, 2005 and 2004         47
             Consolidated Statements of Cash Flows for the Years
               ended December 31, 2006, 2005 and 2004                       48
             Notes to Consolidated Financial Statements                     49

         2. Schedules: see (c) below
         3. Exhibits: see Index to Exhibits at page 78

    (b)  Exhibits
         See Index to Exhibits at page 78 of this Annual Report on Form 10-K, which is incorporated herein by reference

    (c)  Financial Statement Schedules
         Not applicable

   Report of Management on Internal Control Over Financial Reporting
   -----------------------------------------------------------------

Financial Statements
Management of North Valley Bancorp and its subsidiaries (the Company) is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements as of December 31, 2006, and for the year then ended. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

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

The Company's management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company's internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, the Company's internal control over financial reporting is effective based on those criteria.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING
                  --------------------------------------------

The Board of Directors
North Valley Bancorp

         We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that North Valley Bancorp and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

         In our opinion, management's assessment that North Valley Bancorp and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, North Valley Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of North Valley Bancorp and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated March 12, 2007 expressed an unqualified opinion.

                                       /s/ Perry-Smith LLP

Sacramento, California
March 12, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors and Stockholders
North Valley Bancorp

         We have audited the accompanying consolidated balance sheets of North Valley Bancorp and subsidiaries (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Valley Bancorp and subsidiaries as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of North Valley Bancorp and subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of North Valley Bancorp's internal control over financial reporting and an unqualified opinion on the effectiveness of North Valley Bancorp's internal control over financial reporting.


                                       /s/ Perry-Smith LLP


Sacramento, California
March 12, 2007


NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005
(In thousands except share data)
-----------------------------------------------------------------------------------------------------
                                                                              2006           2005
                                                                          ------------   ------------
ASSETS
Cash and cash equivalents:
 Cash and due from banks                                                  $     30,826   $     48,294
 Federal funds sold                                                             10,670          7,800
                                                                          ------------   ------------
        Total cash and cash equivalents                                         41,496         56,094

Investment securities available for sale, at fair value                        133,571        164,258
Investment securities held to maturity, at amortized cost                           82             91

Loans and leases                                                               659,793        624,512
 Less: Allowance for loan and lease losses                                      (8,831)        (7,864)
                                                                          ------------   ------------
 Net loans and leases                                                          650,962        616,648

Premises and equipment, net                                                     13,797         14,946
Accrued interest receivable                                                      3,838          3,834
Other real estate owned                                                            902            902
FHLB and FRB stock and other securities                                          5,495          5,663
Bank-owned life insurance policies                                              29,483         28,495
Core deposit intangibles, net                                                    1,886          2,537
Goodwill                                                                        15,187         15,187
Other assets                                                                     8,974          9,760
                                                                          ------------   ------------
  TOTAL ASSETS                                                            $    905,673   $    918,415
                                                                          ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
 Noninterest-bearing                                                      $    194,842   $    186,555
 Interest-bearing                                                              555,446        560,135
                                                                          ------------   ------------
  Total deposits                                                               750,288        746,690

Other borrowed funds                                                            37,500         56,500
Accrued interest payable and other liabilities                                  10,433         11,463
Subordinated debentures                                                         31,961         31,961
                                                                          ------------   ------------
  Total liabilities                                                            830,182        846,614
                                                                          ------------   ------------

Commitments and Contingencies (Note 17)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none
 outstanding                                                                       --             --
Common stock, no par value: authorized 20,000,000 shares; outstanding
 7,300,914 and 7,497,599 at December 31, 2006 and 2005                          39,202         39,810
Retained earnings                                                               38,626         34,437
Accumulated other comprehensive loss, net of tax                                (2,337)        (2,446)
                                                                          ------------   ------------
  Total stockholders' equity                                                    75,491         71,801
                                                                          ------------   ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    905,673   $    918,415
                                                                          ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands except per share data)
----------------------------------------------------------------------------------------------------------

                                                                    2006           2005           2004
                                                                ------------   ------------   ------------
INTEREST INCOME:
Interest and fees on loans and leases                           $     50,241   $     42,472   $     29,602
Interest on investments:
  Taxable interest income                                              5,606          6,518          7,570
  Nontaxable interest income                                           1,052          1,140          1,442
Interest on federal funds sold and repurchase agreements                 280            548            323
                                                                ------------------------------------------
    Total interest income                                             57,179         50,678         38,937
                                                                ------------------------------------------

INTEREST EXPENSE:
Deposits                                                              10,026          6,373          4,677
Subordinated debentures                                                2,456          1,708          1,564
Other borrowings                                                       2,203          1,622          1,266
                                                                ------------------------------------------
    Total interest expense                                            14,685          9,703          7,507
                                                                ------------------------------------------

NET INTEREST INCOME                                                   42,494         40,975         31,430

PROVISION FOR LOAN AND LEASE LOSSES                                      975            930            271
                                                                ------------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                                           41,519         40,045         31,159
                                                                ------------------------------------------

NONINTEREST INCOME:
Service charges on deposit accounts                                    6,437          5,540          5,183
Other fees and charges                                                 3,186          2,653          2,264
Earnings on cash surrender value of life insurance policies            1,211          1,078          1,141
Gain on sale of loans                                                    399            690             20
(Loss) gain on sales or calls of securites                                (3)           117             22
Other                                                                  1,420          1,136            826
                                                                ------------------------------------------
    Total noninterest income                                          12,650         11,214          9,456
                                                                ------------------------------------------

NONINTEREST EXPENSES:
Salaries and employee benefits                                        21,775         19,784         14,741
Occupancy expense                                                      3,023          2,724          1,966
Furniture and equipment expense                                        2,153          2,160          2,199
Other                                                                 12,664         12,924          9,752
                                                                ------------------------------------------
    Total noninterest expenses                                        39,615         37,592         28,658
                                                                ------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                              14,554         13,667         11,957

PROVISION FOR INCOME TAXES                                             4,158          4,518          3,578
                                                                ------------------------------------------

NET INCOME                                                      $     10,396   $      9,149   $      8,379
                                                                ==========================================

Per Share Amounts
Basic Earnings Per Share                                        $       1.41   $       1.23   $       1.24
----------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share                                              1.36           1.17           1.17
----------------------------------------------------------------------------------------------------------
Cash Dividends Per Common Share                                         0.40           0.40           0.40
----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands except share data)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                                                                           Other
                                                                      Common Stock                     Comprehensive
                                                                ------------------------     Retained      Income
                                                                  Shares        Amount       Earnings      (Loss)          Total
                                                                ----------    ----------    ----------    ----------    ----------
Balance January 1, 2004                                          6,488,073        23,406        22,795          (148)       46,053

Comprehensive income:
  Net income                                                            --            --         8,379            --         8,379
  Other comprehensive loss, net of tax of $(500)                                                                                --
    Net unrealized loss on available for sale securities,                                                                       --
      net of reclassification adjustment of $13                         --            --            --          (724)         (724)
                                                                                                                        ----------
          Total comprehensive income                                                                                         7,655
                                                                                                                        ----------

Stock options excercised, net of shares tendered                    75,656           521            --            --           521
Tax benefit derived from the exercise of stock options                  --           180            --            --           180
Stock-based compensation expense                                     6,300           126            --            --           126
Stock issued in Yolo Community Bank acquisition,
  net of stock issuance costs                                      741,697        12,676            --            --        12,676
Compensation expense on acquired stock options                          --         1,008            --            --         1,008
Cash dividends on common stock                                          --            --        (2,771)           --        (2,771)
                                                                ------------------------    --------------------------------------

Balance December 31, 2004                                        7,311,726        37,917        28,403          (872)       65,448

Comprehensive income:
  Net income                                                            --            --         9,149            --         9,149
  Other comprehensive loss, net of tax of $(1,094):
    Net unrealized loss on available for sale securities,
      net of reclassification adjustment of $70                                                               (1,574)       (1,574)
                                                                                                                        ----------
          Total comprehensive income                                                                                         7,575
                                                                                                                        ----------

Stock options excercised, net of shares tendered                   187,723         1,109            --            --         1,109
Stock-based compensation expense                                     8,550           182            --            --           182
Tax benefit derived from exercise of stock options                      --           656            --            --           656
Repurchase of common stock                                         (10,400)          (54)         (134)           --          (188)
Cash dividends on common stock                                          --            --        (2,981)           --        (2,981)
                                                                ------------------------    --------------------------------------

Balance December 31, 2005                                        7,497,599    $   39,810    $   34,437    $   (2,446)   $   71,801

Adoption of Staff Accounting Bulletin No. 108 (Note 1)                                      $      400                  $      400

Comprehensive income:
  Net income                                                            --            --        10,396            --        10,396
  Other comprehensive income, net of tax of $487:
    Net unrealized gain on available for sale securities,
      net of reclassification adjustment of $2                                                                   642           642
                                                                                                                        ----------
          Total comprehensive income                                                                                        11,038
                                                                                                                        ----------

Adjustment to initially recognize the unfunded status of
  the supplemental retirement plan, net of $370 in tax assets                                                   (533)         (533)
Stock options excercised, net of shares tendered                    96,115           521            --            --           521
Stock-based compensation expense                                     7,200           293            --            --           293
Tax benefit derived from exercise of stock options                      --           174            --            --           174
Repurchase of common stock                                        (300,000)       (1,596)       (3,674)           --        (5,270)
Cash dividends on common stock                                          --            --        (2,933)           --        (2,933)
                                                                ------------------------    --------------------------------------
Balance December 31, 2006                                        7,300,914    $   39,202    $   38,626    $   (2,337)   $   75,491
                                                                ========================    ======================================

The accompanying notes are an integral part of these consolidated financial statements.


NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (in thousands)
--------------------------------------------------------------------------------------------------------------------
                                                                              2006           2005           2004
                                                                          ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                $     10,396   $      9,149   $      8,379
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization                                                2,330          2,242          1,991
    Amortization of premium on securites                                            99            261            140
    Amortization of core deposit intangible                                        651            779            534
    Provision for loan and lease losses                                            975            930            271
    Loss (gain) on sale or calls on securities                                       3           (117)           (22)
    Gain on sale of loans                                                         (399)          (690)           (20)
    (Gain) loss on sale of premises and equipment                                 (218)           (37)            12
    FHLB stock dividends                                                           229            115            102
    Deferred tax provision                                                      (1,000)         1,156           (156)
    Stock-based compensation expense                                               293            182            126
    Excess tax benefit from exercise of stock options                             (174)            --             --
Effect of changes in:
    Accrued interest receivable                                                     (4)          (671)          (467)
    Other assets                                                                   682         (1,609)        (1,087)
    Accrued interest payable and other liabilities                              (1,420)         1,486          2,793
                                                                          ------------   ------------   ------------
        Net cash provided by operating activities                               12,443         13,176         12,596
                                                                          ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid in acquisition                                                    --             --         (4,441)
    Proceeds from sales of other real estate owned                                  --             --            465
    Purchases of available for sale securities                                     (98)        (3,462)       (60,233)
    Proceeds from sales of available for sale securities                            46         20,007             --
    Proceeds from maturities/calls of available for sale securities             31,836         35,376         54,292
    Proceeds from maturities/calls of held to maturity securities                   --             12          1,455
    Purchases of FHLB and FRB stock and other securities                           (61)          (952)        (1,293)
    Net change in interest bearing deposits in other financial
      institutions                                                                  --            500           (377)
    Net increase in loans and leases                                           (34,891)       (70,760)       (92,262)
    Proceeds from sales of premises and equipment                                  422             37             10
    Purchases of premises and equipment                                         (1,385)        (4,996)        (2,792)
                                                                          ------------   ------------   ------------
        Net cash used in investing activities                                   (4,131)       (24,238)      (105,176)
                                                                          ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                     3,598         35,036         16,981
    Proceeds from issuance of subordinated debentures                               --         10,310          5,155
    Net change in other borrowed funds                                         (19,000)        (1,094)        38,035
    Cash dividends paid                                                         (2,933)        (2,232)        (3,420)
    Repurchase of common shares                                                 (5,270)          (188)            --
    Exercise of stock options, including tax benefit                               695          1,109            521
                                                                          ------------   ------------   ------------
        Net cash (used in) provided by financing activities                    (22,910)        42,941         57,272
                                                                          ------------   ------------   ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (14,598)        31,879        (35,308)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    56,094         24,215         59,523
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $     41,496   $     56,094   $     24,215
====================================================================================================================

Supplemental Disclosures of Cash Flow Information Cash paid
 during the year for:
    Interest                                                              $     14,352   $      9,562   $      6,970
    Income taxes                                                                 6,790          4,831          2,025

Noncash investing and financing activities:
    Net change in unrealized gain (loss) on available for sale
      investment securities                                                      1,191         (2,668)        (1,234)
    Transfer from loans to other real estate owned                                  --             --            465
    Cash dividends declared                                                        729            749             --

Schedule related to acquisition:
    Deposits                                                                        --             --         96,359
    Overnight borrowings                                                            --             --         10,100
    Other liabilities                                                               --             --            549
    Available for sale investment securities                                        --             --        (23,316)
    Held to maturity investment securities                                          --             --           (144)
    Loans, net                                                                      --             --        (81,922)
    FHLB stock                                                                      --             --           (644)
    Premises and equipment, net                                                     --             --           (449)
    Intangibles                                                                     --             --        (16,731)
    Other assets                                                                    --             --         (1,927)
    Compensation expense on stock options                                           --             --          1,008
    Stock issued                                                                    --             --         12,676
                                                                                                        ------------
                                                                                                        $     (4,441)
                                                                                                        ------------

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
--------------------------------------------------------------------------------
1.   SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations - North Valley Bancorp (the "Company") is a bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System. North Valley Bancorp was incorporated in 1980 in the State of California for the purpose of acquiring North Valley Bank ("NVB") in a one-bank holding company reorganization. NVB was organized in 1972 as a California state-chartered bank. On October 11, 2000, the Company completed its plan of reorganization with Six Rivers National Bank ("SRNB"), which then became a wholly-owned subsidiary of North Valley Bancorp. This reorganization was completed under the pooling-of-interests method of accounting for business combinations. In January 2002, SRNB converted from a national association to a California state-chartered bank and changed its name to Six Rivers Bank ("SRB"). On January 1, 2004, SRB was merged with and into NVB in a transaction between entities under common control accounted for similar to a pooling of interests. (For purposes herein, "NVB" shall refer to North Valley Bank including the former branches of SRB and "SRB" will refer to the former branches and operations of SRB). From 2001 to 2005, the Company formed North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III, and North Valley Capital Statutory Trust IV (collectively, the Trusts) which are Delaware statutory business trusts formed for the exclusive purpose of issuing and selling Trust Preferred Securities. Bank Processing, Inc. is an inactive wholly-owned subsidiary of North Valley Bancorp. On August 31, 2004, the Company acquired Yolo Community Bank ("YCB") in a transaction accounted for under the purchase method of business combinations (see Note 2). Yolo Community Bank changed its name to NVB Business Bank ("NVB BB") effective February 11, 2005. After the close of business on June 30, 2006, NVB BB was merged into North Valley Bank.

     The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of the Company's revenues. NVB operates 26 branches, including two supermarket branches, in Northern California.

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

     Consolidation and Basis of Presentation - The consolidated financial statements include North Valley Bancorp and its wholly owned subsidiaries:
     NVB and its wholly owned subsidiary, North Valley Basic Securities; Bank Processing, Inc. ("BPI"); and North Valley Trading Company. Bank Processing, Inc., North Valley Trading Company and North Valley Basic Securities did not have any activity in 2006, 2005 and 2004. All material intercompany accounts and transactions have been eliminated in consolidation.

     For financial reporting purposes, the Company's investments in the Trusts of $961,000 are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Trusts are reflected on the Company's consolidated balance sheet in accordance with provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities.

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

     Reclassifications - Certain amounts in 2005 and 2004 have been reclassified to conform with the 2006 consolidated financial statement presentation.

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

     Reserve Requirements. The Company is subject to regulation by the Federal Reserve Board. The regulations require the Company to maintain certain cash reserve balances on hand or at the Federal Reserve Bank (FRB). At December 31, 2006 and 2005, the Company had reserves of $557,000 and $1,543,000. As compensation for check-clearing services, additional compensating balances of $1,000,000 at December 31, 2006 were maintained with the FRB.

     Investment Securities - The Company accounts for its investment securities as follows:

         Trading securities are carried at fair value. Changes in fair value are included in noninterest income. The Company did not have any securities classified as trading at December 31, 2006 and 2005.

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

     Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. As of and for the year ended December 31, 2006 and 2005, there were no transfers of securities between categories.

     Gains or losses on disposition are recorded in noninterest income based on the net proceeds received and the carrying amount of the securities sold, using the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums.

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

     The Company may purchase loans or acquire loans through a business combination for which differences exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company's estimate of undiscounted cash flows expected to be collected over the Company's initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. The Company may not "carry over" or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2006 and 2005, there were no loans being accounted for under this policy.

     Deferred Loan Fees - Loan fees and certain related direct costs to originate loans are deferred and amortized to income by a method that approximates a level yield over the contractual life of the underlying loans. The unamortized balance of deferred fees and costs is reported as a component of net loans.

     Loan Sales and Servicing - The Company originates and sells residential mortgage loans to Freddie Mac and others. The Company retains the servicing on certain loans that are sold. Deferred origination fees and expenses are recognized at the time of sale in the determination of the gain or loss. Upon the sale of these loans, the Company's investment in each loan is allocated between the servicing retained and the loan, based on the relative fair value of each portion. The gain (loss) is recognized at the time of sale based on the difference between the sale proceeds and the allocated carrying value of the related loans sold. The fair value of the contractual servicing is reflected as a servicing asset, which is amortized over the period of estimated net servicing income using a method approximating the interest method. The servicing asset is included in other assets on the consolidated balance sheet, and is evaluated for impairment on a periodic basis.

     Allowance for Loan and Lease Losses - The allowance for loan and lease losses is maintained to provide for losses related to impaired loans and leases and other losses that can be reasonably expected to occur in the normal course of business. The allowance for loan and lease losses is established through a provision for loan and lease losses charged to operations. Loans and leases are charged against the allowance for loan and lease losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. Management attributes formula reserves to different types of loans using percentages which are based upon perceived risk associated with the portfolio and underlying collateral, historical loss experience, and vulnerability to existing economic conditions, which may affect the collectibility of the loans. Specific reserves are allocated for impaired loans and leases which have experienced a decline in internal grading and when management believes additional loss exposure exists. The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent losses with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. Although the allowance for loan and lease losses is allocated to various portfolio segments, it is general in nature and is available for the loan and lease portfolio in its entirety. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and leases. Actual amounts could differ from those estimates.

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

     FHLB and FRB stock and Other Securities - The Company purchases restricted stock in the Federal Home Loan Bank of San Francisco (FHLB), the Federal Reserve Bank (FRB) and others as required to participate in various programs offered by these institutions. These investments are carried at cost and may be redeemed at par with certain restrictions.

     Core Deposit Intangibles - These assets represent the excess of the purchase price over the fair value of the tangible net assets acquired from a branch acquisition by SRB and the estimated fair value of the deposit relationships acquired in the acquisition of YCB and is being amortized by the straight-line method. The cost assigned to the branch acquisition intangible was $3,252,000 with accumulated amortization of $2,495,000 at December 31, 2006. It is being amortized at $505,000 per year with a remaining amortization period of one and one-half years. The YCB core deposit intangible was recorded at $1,421,000 in August, 2004 with accumulated amortization of $292,000 at December 31, 2006. It is being amortized at $146,000 per year over an estimated life of ten years with a remaining amortization period of approximately eight years. Amortization expense on these intangibles was $651,000, $651,000, and $541,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Amortization expense over the next five years is expected to be approximately $651,000 in 2007, $398,000 in 2008 and $146,000 in years 2009 through 2011.

     Goodwill - Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the fair values assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. Goodwill was recorded in the Company's acquisition of YCB. The value of goodwill is ultimately derived from the Company's ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill will be assessed for impairment at a reporting unit level at least annually. There was no impairment resulting from management's assessment in 2006.

     Income Taxes - The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity's proportionate share of the consolidated provision for income taxes.

     The Company applies the asset and liability method to account for income taxes. Deferred tax assets and liabilities are calculated by applying applicable tax laws to the differences between the financial statement basis and the tax basis of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

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

     Stock-Based Compensation - At December 31, 2006, the Company had three shareholder approved stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan. The Plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The shares available for grant may be granted to anyone eligible to participate in the plans. All options granted under the Employee plan had an exercise price equal to the market value of the underlying common stock on the date granted and the stock must be paid for in full at the time the option is exercised. Prior to January 1, 2006, compensation expense was not recognized in the financial statements for options under the Employee plan. Compensation expense was recognized in the financial statements for the Director Plans over the vesting period for the difference between the fair value of the shares at the date of the grant and the exercise price which is equal to 85% of the fair value. The options under the plans expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company's Board of Directors. Outstanding options under the plans are exercisable until their expiration. Total options of 2,554,281 were authorized under all plans at December 31, 2006.

     Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123") and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment ("Statement 123 R"), using the modified prospective transition method. Under this transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments vesting during 2006 that were granted prior to, but not yet vested as of, January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of Statement 123; and,
     (b) compensation cost for all share-based payments vesting during 2006 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The Company has elected the alternative method prescribed by FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, commonly referred to as the "short-cut" method, for accounting for the tax consequences of share-based awards.

     As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before provision for income taxes and net income for 2006, was $170,000 and $121,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share would have been $0.02 higher than reported, respectively, if the Company had continued to account for share-based compensation under APB Opinion No. 25.

     Statement 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing activities in the statement of cash flows.

     Determining Fair Value

     The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton based option valuation model that uses the assumptions discussed below. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

     Expected Term - The Company's expected term represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on the "simplified" method as outlined in Staff Accounting Bulletin ("SAB") No. 107. Under this method the expected term is determined by adding the vesting term to the original contractual term and dividing by two.

     Expected Volatility - The Company uses the trading history of the common stock of the Company in determining an estimated volatility factor when using the Black-Scholes-Merton option-pricing formula to determine the fair value of options granted.

     Expected Dividend - The Company estimates the expected dividend based on its historical experience of dividends declared per year, giving consideration to any anticipated changes and the estimated stock price over the expected term based on historical experience when using the Black-Scholes-Merton option-pricing formula.

     Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes-Merton option-pricing formula on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term as the expected term of the options.

     Estimated Forfeitures - When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

     The fair value of each option is estimated on the date of grant with the following assumptions:

                                                    2006            2005          2004
                                                  ----------     ----------    ----------
Average dividend yield                               2.27%          2.25%         2.67%
Expected volatility                                 15.24%         15.50%        16.00%
Average risk-free interest rate                      3.64%          3.58%         4.62%
Expected option life                               7 years        7 years       7 years
Weighted average grant date fair value              $2.97          $3.26         $3.02

     Pro Forma

     The following table illustrates the effect on net income and earnings per share for 2005 and 2004 if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company's stock option plans:

(in thousands except per share data)                                2005          2004
                                                                 ----------    ----------
Net income, as reported                                          $    9,149    $    8,379
Add:  total stock-based compensation expense included
      in net income, net of tax                                         107            74
Deduct:  total stock-based compensation expense determined
      under the fair value based method for all awards,
      net of tax                                                       (497)         (260)
                                                                 ----------    ----------

Net income, pro forma                                            $    8,759    $    8,193
                                                                 ==========    ==========

Basic earnings per common share:
As reported                                                      $     1.23    $     1.24
Pro forma                                                        $     1.18    $     1.21

Diluted earnings per common and equivalent share:
As reported                                                      $     1.17    $     1.17
Pro forma                                                        $     1.13    $     1.15

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

     Staff Accounting Bulletin 108: Considering the Effects of Prior Year
     --------------------------------------------------------------------
     Misstatements
     -------------

     On September 13, 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to the first fiscal year ending after November 15, 2006 and early application in interim periods is encouraged. Management adopted the provisions of SAB 108 at December 31, 2006.

     Historically, the Company evaluated uncorrected differences utilizing the rollover approach. Management believed that the impact of differences related to income taxes was immaterial to prior fiscal years under the rollover method. Under SAB 108 management must assess materiality using both the rollover method and the iron-curtain method. Under the iron-curtain method, the cumulative effect of tax differences is material to the Company's 2006 consolidated financial statements and, therefore, management has recorded an adjustment to increase the opening 2006 retained earnings balance in the amount of $400,000 and decrease other liabilities by an equal amount, in accordance with the implementation guidance on SAB 108.

     New Accounting Pronouncements -

     Accounting for Servicing of Financial Assets
     --------------------------------------------

     In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), Accounting for Servicing of Financial Assets
     - An Amendment of FASB Statement No. 140. SFAS 156 requires that a servicing asset or liability be recognized each time a contract to service a financial asset is entered into, and that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the subsequent measurement of servicing assets and servicing liabilities based on the amortization method or the fair value measurement method. SFAS 156 also permits a one-time reclassification of available for sale securities to trading securities provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in the fair value of servicing assets or servicing liabilities that are subsequently measured at fair value. SFAS 156 will become effective as of the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted at the beginning of an entity's fiscal year provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

     The Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions entered into on or after January 1, 2007. Management has completed its evaluation of the impact of SFAS 156 and believes that the effect on the Company's consolidated financial statements will not be material.

     Accounting for Uncertainty in Income Taxes
     ------------------------------------------

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes
     - an interpretation of FASB Statement No. 109. FIN 48 requires that realization of an uncertain income tax position be "more likely than not" before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management completed its evaluation of the impact of FIN 48 and believes that the effect on the Company's financial statements will not be material.

     Accounting for Defined Benefit Pension and Other Post Retirement Plans
     ----------------------------------------------------------------------

     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R. This statement requires the recognition of the funded status of a defined benefit plan on the balance sheet of the plan sponsor, and that gains or losses and prior service costs or credits that arise during the period that are not recognized as net period benefit expenses be recorded in other comprehensive income. In addition, benefit plan assets and obligations should generally be measured as of the fiscal year-end statement of financial position. Disclosure is required in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses. Under the provision of SFAS No. 158, the Company was required to recognize the underfunded status of its supplemental retirement plan as a liability in the consolidated balance sheet as of December 31, 2006 and to recognize subsequent changes in that funded status through other comprehensive income.

     The impact of recognizing the funded status of the Company's supplemental retirement plan in accordance with SFAS 158, on the individual line items in the consolidated balance sheet as of December 31, 2006 is as follows:


                                                    Impact of SFAS 158
                                       ---------------------------------------------
                                         Before                             After
                                      Application of                     Application
                                         SFAS 158       Adjustments      of SFAS 158
                                       -------------   -------------   -------------
Deferred income taxes                  $   4,819,000   $     370,000   $   5,189,000

Total assets                           $ 905,303,000   $     370,000   $ 905,673,000

Liability for pension benefit          $   3,500,000   $     903,000   $   4,403,000

Total liabilities                      $ 829,279,000   $     903,000   $ 830,182,000

Accumulated other
  comprehensive loss                   $  (2,870,000)  $     533,000   $  (2,337,000)

Total stockholders' equity             $  74,958,000   $     533,000   $  75,491,000

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

     The following supplemental pro forma information discloses selected financial information for the year indicated as if the YCB merger had been completed as of the beginning of the year being reported. There are no material nonrecurring items included in the pro forma information.


(In thousands except per share data)
                                                    Year ended
                                                 December 31, 2004
                                                 -----------------
         Revenue                                 $          52,575
         Net income                              $           8,676
         Diluted earnings per share              $            1.10


3.   INVESTMENT SECURITIES

     At December 31, the amortized cost of investment securities and their estimated fair value were as follows (in thousands):


Investments (Dollars in thousands)
---------------------------------------------------------------------------------------------------------------
                                                                        Gross          Gross         Estimated
                                                       Amortized      Unrealized     Unrealized        Fair
                                                         Cost           Gains          Losses          Value
                                                      ------------   ------------   ------------   ------------
December 31, 2006
Available-for-Sale:
  Obligations of U.S. government agencies             $      7,605   $         --   $       (105)         7,500
  Obligations of state and political subdivisions           21,957            643            (40)        22,560
  Mortgage-backed securities                                86,028             20         (2,824)        83,224
  Corporate debt securities                                  5,998              7            (17)         5,988
  Equity securities                                         15,040             26           (767)        14,299
                                                      ------------   ------------   ------------   ------------
                                                      $    136,628   $        696   $     (3,753)  $    133,571
                                                      ============   ============   ============   ============
Held-to-Maturity:
  Mortgage-backed securities                          $         82   $         --   $         (1)  $         81
                                                      ------------   ------------   ------------   ------------
                                                      $         82   $         --   $         (1)  $         81
                                                      ============   ============   ============   ============
December 31, 2005
Available-for-Sale:
  Obligations of U.S. government agencies             $     16,015   $         --   $       (241)        15,774
  Obligations of state and political subdivisions           23,473            541            (83)        23,931
  Mortgage-backed securities                               105,935             43         (3,499)       102,479
  Corporate debt securities                                  7,994             23            (32)         7,985
  Equity securities                                         15,089             27         (1,027)        14,089
                                                      ------------   ------------   ------------   ------------
                                                      $    168,506   $        634   $     (4,882)  $    164,258
                                                      ============   ============   ============   ============
Held-to-Maturity:
  Mortgage-backed securities                          $         91   $         --   $         (3)  $         88
                                                      ------------   ------------   ------------   ------------
                                                      $         91   $         --   $         (3)  $         88
                                                      ============   ============   ============   ============

     Net unrealized losses on available for sale securities totaling $3,057,000 and $4,248,000 were recorded, net of $1,252,000 and $1,741,000 in tax benefits, as accumulated other comprehensive loss within stockholders' equity at December 31, 2006 and 2005, respectively.

     Proceeds on sales, calls or maturities of securities categorized as available for sale were $31,882,000, $55,383,000 and $54,292,000 in 2006,
     2005 and 2004, respectively. Gross realized gains on sales or calls of securities categorized as available for sale securities were $25,000, $297,000 and $22,000 in 2006, 2005 and 2004, respectively. Gross realized losses on sales or calls of securities categorized as available for sale securities were $28,000, $180,000 and $0 in 2006, 2005 and 2004, respectively.

     There were no sales or gross realized gains or losses on calls of held to maturity securities in 2006, 2005 and 2004. There were no transfers between available for sale and held to maturity investment securities in 2006, 2005, and 2004.

     The following tables show gross unrealized losses and the estimated fair value of available for sale investment securities, aggregated by investment category, for investment securities that are in an unrealized loss position at December 31, 2006 and 2005 (in thousands). Unrealized losses for held to maturity investment securities during the same period were not significant.


December 31, 2006
-----------------
                                                 Less than 12 Months           12 Months or Longer                 Total
                                             ---------------------------   ---------------------------   ---------------------------
                                              Estimated      Unrealized     Estimated      Unrealized     Estimated      Unrealized
                                              Fair Value       Losses       Fair Value       Losses       Fair Value       Losses
                                             ------------   ------------   ------------   ------------   ------------   ------------
Description of Securities
    Obligations of U.S. government
       agencies                              $         --   $         --   $      7,396   $        105   $      7,396   $        105
    Obligations of states and political
       subdivisions                                    --             --          3,550             40          3,550             40
    Mortgage-backed securities                         --             --         82,015          2,824         82,015          2,824
    Corporate debt securities                          --             --          2,972             17          2,972             17
    Equity securities                                  --             --         10,273            767         10,273            767
                                             ---------------------------   ---------------------------   ---------------------------
    Total temporarily impaired
       securities                            $         --   $         --   $    106,206   $      3,753   $    106,206   $      3,753
                                             ===========================   ===========================   ===========================

December 31, 2005
-----------------
                                                 Less than 12 Months           12 Months or Longer                 Total
                                             ---------------------------   ---------------------------   ---------------------------
                                              Estimated      Unrealized     Estimated      Unrealized     Estimated      Unrealized
                                              Fair Value       Losses       Fair Value       Losses       Fair Value       Losses
                                             ------------   ------------   ------------   ------------   ------------   ------------
Description of Securities
    Obligations of U.S. government
       agencies                              $     15,774   $        241   $         --   $         --   $     15,774   $        241
    Obligations of states and political
       subdivisions                                 6,240             83             --             --          6,240             83
    Mortgage-backed securities                     12,826            281         87,916          3,218        100,742          3,499
    Corporate debt securities                       3,000             10          2,961             24          5,961             34
    Equity securities                                  --             --         10,064          1,025         10,064          1,025
                                             ---------------------------   ---------------------------   ---------------------------
    Total temporarily impaired
       securities                            $     37,840   $        615   $    100,941   $      4,267   $    138,781   $      4,882
                                             ===========================   ===========================   ===========================

     U.S. Government Agency Securities

     Management believes that the unrealized losses on the Company's investment in U.S. government agency securities is caused by interest rate increases and is not attributable to changes in credit quality. The Company's investment in U.S government agency securities include 15 securities which were in a loss position for twelve months or more, none of which are individually significant. Additionally, the contractual cash flows of these investments are guaranteed by an agency of the U.S. government and thus it is expected that the securities would not be settled at any price less than the amortized cost of the Company's investment. Management intends to hold those investments until at least a recovery of fair value or until maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

     Municipal Securities

     Management asserts that the unrealized losses on the Company's investment in municipal securities are a result of interest rate increases. The Company's municipal securities portfolio includes 13 securities which were in a loss position for twelve months or more, none of which are individually significant. Additionally, as the contractual cash flows of these investments are guaranteed by a municipality of the U.S. Government and the Company intends to hold these investments to maturity or call, the Company expects to collect all amounts due and therefore does not consider these securities to be other-than-temporarily impaired at December 31, 2006.

     Government Guaranteed Mortgage Backed Securities

     Management believes that the unrealized losses on the Company's investment in government guaranteed mortgage-backed securities is primarily due to the fluctuation in interest rates, as the underlying collateral for these securities is single family residences. These investments include 43 securities which were in a loss position for twelve months or more, none of which are individually significant. Again, with management's intention to hold these securities to maturity they are not considered to be other-than-temporarily impaired at December 31, 2006.

     Corporate Debt Securities

     Management believes that the unrealized losses on the Company's investment in corporate debt securities is caused by interest rate increases and is not attributable to changes in credit quality. These investments include one corporate debt security which was in a loss position for twelve months or more, but the unrealized loss was not individually significant. Management intends to hold this investment until at least a recovery of fair value or until maturity. The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2006.

     Equity Securities

     Management believes that the unrealized losses on the Company's investment in equity securities is caused by interest rate increases and is not attributable to changes in credit quality. These investments include six securities which were in a loss position for twelve months or more, two of which are individually significant as discussed below. Management intends to hold these investments until at least a recovery of fair value or until maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

     At December 31, 2006 the Company held 100,000 shares of FNMA, Series M perpetual preferred stock. The coupon rate is fixed at 4.75% with a taxable-equivalent yield of 6.09%. The securities are owned at par, or $50.00 per share, for a total investment of $5,000,000 and an unrealized loss of $724,000 at December 31, 2006. The securities are callable at par on June 1, 2008. The market value per share as of December 31, 2006 was $42.76 per share. At year end, these securities had been in an unrealized loss position for approximately 30 months.

     Management carefully evaluated the FNMA preferred stock to determine whether the decline in fair value below the amortized cost of these securities is other-than-temporary. Among other items, management considered relevant accounting literature which included SFAS No. 115, Statement of Auditing Standard ("SAS") No. 92, and Staff Accounting Bulletin ("SAB") No. 59. In conducting this assessment, management evaluated a number of factors including, but not limited to:


         o        How far fair value has declined below amortized cost
         o        How long the decline in fair value has existed
         o        The financial condition of the issuer
         o        Rating agency changes on the issuer
         o Management's intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

     Management has the intent and ability to hold this security, and has monitored how the value of the security has moved with fluctuations in interest rates. The security was purchased when interest rates were much lower than today. As interest rates rose in the last two years, the value of the security declined. However, in management's opinion, the security's price has risen recently because the Federal Open Market Committee has left rates unchanged since the last rate hike in June, 2006, and with the market sentiment appears to indicate rate reductions in 2007. The closing price on this security on March 6, 2007 was $47.25. Based on this evaluation, management concluded that these securities were not deemed to be other-than-temporarily impaired. Management's assessment weighed heavily on its intent and ability to hold the securities to recovery, normal market fluctuations during this holding period, FNMA's response to its weaker financial condition, and analysis of FNMA by rating agencies and investment bankers.

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

     Contractual maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost of approximately $15,040,000 and a fair value of approximately $14,299,000) at December 31, 2006, are shown below (in thousands).


                                             Held to Maturity            Available for Sale
                                       ---------------------------   ---------------------------
                                        Amortized                                     Estimated
                                           Cost        Estimated                      Fair Value
                                        (Carrying        Fair          Amortized      (Carrying
                                          Amount)        Value           Costs          Amount)
                                       ------------   ------------   ------------   ------------
Due in 1 year or less                                                $      7,034   $      7,019
Due after 1 year through 5 years       $         82   $         81         78,713         76,623
Due after 5 years through 10 years                                         22,994         22,856
Due after 10 years                                                         12,847         12,774
                                       ------------   ------------   ------------   ------------
                                       $         82   $         81   $    121,588   $    119,272
                                       ------------   ------------   ------------   ------------

     At December 31, 2006 and 2005, securities having fair value amounts of approximately $81,258,000 and $103,584,000 were pledged to secure public deposits, short-term borrowings, treasury tax and loan balances and for other purposes required by law or contract.

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

     Major classifications of loans and leases at December 31 were as follows (in thousands):

                                                                         2006           2005
                                                                     ------------   ------------
Commercial                                                           $     78,122   $     63,088
Real estate - commercial                                                  263,323        245,610
Real estate - construction                                                213,199        199,129
Real estate - mortgage                                                     40,487         39,500
Installment                                                                27,951         40,818
Direct financing leases                                                     1,985          3,120
Other                                                                      35,828         33,890
                                                                     ------------   ------------

                                                                          660,895        625,155

Deferred loan (fees) costs, net                                            (1,102)          (643)
Allowance for loan and lease losses                                        (8,831)        (7,864)

                                                                     ------------   ------------
                                                                     $    650,962   $    616,648
                                                                     ------------   ------------

     At December 31, 2006 and 2005, the Company serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $108,931,000 and $117,792,000, respectively.

     Salaries and employee benefits totaling $933,000, $1,191,000 and $814,000 have been deferred as loan origination costs for the years ended December 31, 2006, 2005 and 2004, respectively.

     Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB, FRB, and certain correspondent banks. Pledged loans totaled $110,010,000 and $54,116,000 at December 31, 2006 and 2005 (see note 10).

     The components of the Company's direct financing leases at December 31 are summarized below (in thousands):


                                                        2006           2005
                                                    ------------   ------------
     Future minimum lease payments                  $      2,012   $      3,119
     Residual interests                                       14             57
     Initial direct costs                                      1              2
     Unearned income                                         (42)           (58)
                                                    ------------   ------------
                                                    $      1,985   $      3,120
                                                    ============   ============


     Future minimum lease payments are as follows (in thousands):

(Dollars in thousands)
     Future Lease Payments

     2007                                                          $        664
     2008                                                                   298
     2009                                                                   256
     2010                                                                   169
     2011                                                                   169
     Thereafter                                                             456
                                                                   ------------

     Total                                                         $      2,012
                                                                   ============

     Changes in the allowance for loan and lease losses for the years ended December 31 were as follows (in thousands):

                                     ------------------------------------------
                                         2006           2005           2004
                                     ------------   ------------   ------------
Balance, beginning of year           $      7,864   $      7,217   $      6,493
Adjustment (YCB)                               --             --          1,019
Provision                                     975            930            271
Loans charged-off                            (258)          (602)          (890)
Recoveries on loans previously
  charged-off                                 250            319            324
                                     ------------   ------------   ------------
Balance, end of year                 $      8,831   $      7,864   $      7,217
                                     ============   ============   ============

5.   IMPAIRED AND NONPERFORMING LOANS AND LEASES

     At December 31, 2006 and 2005, the recorded investment in impaired loans and leases was approximately $72,000 and $686,000. Of the 2006 balance, there was a related valuation allowance of $36,000. Of the 2005 balance, approximately $196,000 has a related valuation allowance of $98,000. For the years ended December 31, 2006, 2005 and 2004, the average recorded investment in impaired loans and leases was approximately $63,000, $791,000 and $1,136,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $9,000, $6,000 and $18,000 for cash payments received in 2006, 2005 and 2004.

     Nonperforming loans and leases include all such loans and leases that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans and leases at December 31 are summarized as follows (in thousands):

                                                        2006           2005
                                                    ------------   ------------

Nonaccrual loans and leases                         $         72   $        686
Loans and leases 90 days past
 due but still accruing interest                             403             67
                                                    ------------   ------------

    Total nonperforming loans and leases            $        475   $        753
                                                    ============   ============

     Interest income forgone on nonaccrual loans or leases approximated $1,000 in 2006. Interest income forgone on nonaccrual loans and leases approximated $0 in 2005 and $2,000 in 2004.

     At December 31, 2006, there were no commitments to lend additional funds to borrowers whose loans or leases were on nonaccrual status.

6.   PREMISES AND EQUIPMENT

     Major classifications of premises and equipment at December 31 are summarized as follows (in thousands):

(Dollars in thousands)
                                                     2006              2005
                                                 ------------      ------------
Land                                             $      2,239      $      2,310
Buildings and improvements                              8,239             8,518
Furniture, fixtures and equipment                      18,415            17,327
Leasehold improvements                                  3,374             2,525
Construction in progress                                    5               787
                                                 ------------      ------------
                                                       32,272            31,467
Accumulated depreciation and amortization             (18,475)          (16,521)
                                                 ------------      ------------
Total premises and equipment                     $     13,797      $     14,946
                                                 ============      ============

     Depreciation and amortization included in occupancy and equipment expense totaled $2,330,000, $2,154,000 and $2,027,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

7.   OTHER ASSETS

     Major classifications of other assets at December 31 were as follows (in thousands):


Other Assets

                                                     2006              2005
                                                 ------------      ------------

Deferred taxes                                   $      5,189      $      4,308
Prepaid expenses                                          975             1,291
Mortgage servicing asset                                  834               863
Other                                                   1,976             3,298
                                                 ------------      ------------
Total other assets                               $      8,974      $      9,760
                                                 ============      ============

     Originated mortgage servicing assets totaling $147,000, $298,000 and $0 were recognized during the years ended December 31, 2006, 2005 and 2004, respectively. Amortization of mortgage servicing assets totaled $176,000, $95,000 and $95,000 for the years ended December 31, 2006, 2005 and 2004, respectively. There were no impairment charges to mortgage servicing assets during the years ended December 31, 2006, 2005 and 2004.

8.   DEPOSITS

     The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $76,985,000 and $60,082,000 at December 31, 2006 and
     2005. Interest expense incurred on such time certificates of deposit was $2,631,000, $1,349,000 and $835,000 for the years ended December 31, 2006,
     2005 and 2004. At December 31, 2006, the scheduled maturities of all time deposits were as follows (in thousands):

             Years                                                    Amount
         ------------------                                        ------------
         2007                                                      $    177,241
         2008                                                            16,517
         2009                                                             3,290
         2010                                                               600
         Thereafter                                                          26
                                                                   ------------

                                                                   $    197,674
                                                                   ============

9.   LINES OF CREDIT

     At December 31, 2006, the Company had the following lines of credit with correspondent banks to purchase federal funds (in thousands):

     Description                                       Amount       Expiration
     -----------                                    ------------   ------------
     Unsecured                                      $     10,000   6/30/2007
     Unsecured                                            15,000   7/31/2007
     Unsecured                                             8,000   Annually
     Unsecured                                            10,000   Annually
     Secured:
       First deeds of trust on eligible
           1-4 unit residential loans                     66,787   Monthly
       First deeds of trust on eligible
          commercial real estate loans                     2,637   Monthly
       Securities Backed Credit Program                    9,320   Monthly

10.  BORROWING ARRANGEMENTS

     Other borrowed funds include FHLB advances. The following table summarizes these borrowings at December 31 (in thousands):

                                                        2006           2005
                                                    ------------   ------------

     Short-term borrowings:                         $     25,000   $     31,500
       FHLB advances                                ------------   ------------
                                                    $     25,000   $     31,500
         Total short-term borrowings                ============   ============


     Long-term borrowings:                          $     12,500   $     25,000
       FHLB advances                                ------------   ------------
                                                    $     12,500   $     25,000
         Total long-term borrowings                 ============   ============

                                                    $     37,500   $     56,500
         Total borrowed funds                       ------------   ------------

     The FHLB advances are collateralized by loans and securities. The following is a breakdown of rates and maturities at December 31, 2006 (dollars in thousands):

                                                       Short           Long
                                                        Term           Term
                                                    ------------   ------------
Amount                                              $     25,000   $     12,500
Maturity                                                  2007           2008
Average Rate                                              4.15%          3.30%

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

     The trust preferred securities issued by the trusts are currently included in Tier 1 capital in the amount of $25,797,000 and in Tier 2 capital in the amount of $5,203,000 for purposes of determining Leverage, Tier 1 and Total Risk-Based capital ratios. Beginning March 31, 2009, a more restrictive formula must be used to determine the amount of trust preferred securities that may be included in regulatory Tier 1 capital. At that time, trust preferred securities equal to no more than 25% of the sum of all core capital elements, which generally is defined as shareholders' equity less goodwill and any related deferred income tax liability will be allowed in Tier 1 capital. The regulations currently in effect only limit the amount of trust preferred securities that may be included in Tier 1 capital to 25% of the sum of core capital elements without a deduction for goodwill. Management has determined that the Company's Tier 1 capital ratios would remain above the regulatory minimum had the modification of the capital regulations been in effect at December 31, 2006.

     The following table summarizes the terms of each subordinated debenture issuance (dollars in thousands):


                                                                                                                     Amount at
                                                                 Fixed or                                           December 31,
                                              Date               Variable    Current        Rate      Redemption  -----------------
            Series                           Issued   Maturity     Rate        Rate         Index        Date       2006      2005
------------------------------------------  --------  --------  ----------  ---------  --------------- --------   -------   -------
North Valley Capital Trust I                 7/16/01   7/25/31    Fixed       10.25%         N/A        7/25/11   $10,310   $10,310

North Valley Capital Trust II                3/28/03   4/24/33   Variable      6.45%    LIBOR + 3.25%   4/24/08     6,186     6,186

North Valley Capital Trust III               4/20/04   4/24/34   Variable      8.17%    LIBOR + 2.80%   7/23/09     5,155     5,155

North Valley Capital  Statuatory Trust IV   12/29/05   3/15/36   Variable      6.16%    LIBOR + 1.33%   3/15/11    10,310    10,310
                                                                                                                  -------   -------
                                                                                                                  $31,961   $31,961
                                                                                                                  =======   =======

     Deferred costs related to the Subordinated Debentures, which are included in other assets in the accompanying consolidated balance sheet, totaled $390,000 and $481,000 at December 31, 2006 and 2005, respectively.
     Amortization of the deferred costs was $91,000, $75,000 and $52,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

12.  INCOME TAXES

     The provision for income taxes for the years ended December 31, was as follows (in thousands):

                                                     2006           2005           2004
                                                 ------------   ------------   ------------
Current:
    Federal                                      $      4,192   $      2,647   $      3,412
    State                                                 966            715            322
                                                 ------------   ------------   ------------

        Total                                           5,158          3,362          3,734
                                                 ------------   ------------   ------------

Deferred tax (benefit):
    Federal                                              (974)         1,067           (299)
    State                                                 (26)            89            143
                                                 ------------   ------------   ------------

        Total                                          (1,000)         1,156           (156)
                                                 ------------   ------------   ------------

Total provision for income taxes                 $      4,158   $      4,518   $      3,578
                                                 ============   ============   ============

     The effective federal tax rate for the years ended December 31, differs from the statutory tax rate as follows:


                                                     2006           2005           2004
                                                 ------------   ------------   ------------
Federal statutory income tax rate                   35.0%          35.0%          35.0%
State income taxes net of Federal income
  tax benefit                                        1.9%           3.8%           4.7%
Tax exempt income                                   -5.8%          -6.0%          -8.5%
Change in estimate of Federal effective
  tax rate                                          -2.5%            --             --
Other                                               -0.1%           0.3%          -1.3%
                                                 ------------   ------------   ------------

Effective tax rate                                  28.6%          33.1%          29.9%
                                                 ============   ============   ============

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset at December 31 are as follows (in thousands):

                                                          2006           2005
                                                      ------------   ------------
Deferred tax assets:
Allowance for loan and lease losses                   $      4,048   $      3,607
Accrued pension obligation                                   1,587          1,143
Underfunded pension obligation                                 370             --
Deferred compensation                                        1,188          1,145
Deferred loan fees and costs                                   256             --
Discount on acquired loans                                     222            271
Unrealized loss on available for sale securities             1,252          1,741
Stock based compensation                                       248            406
Other                                                           53             --

                                                      ------------   ------------
Total deferred tax assets                             $      9,224   $      8,313
                                                      ------------   ------------

Deferred tax liabilities:
Tax depreciation in excess of book depreciation              1,452            868
FHLB stock dividend                                            285            340
Originated mortgage servicing rights                           382            398
Market to market adjustment                                  1,406          1,865
California franchise tax                                        21             --
Core deposit intangibles                                       134            335
Deferred loan fees and costs                                   230            155
Other                                                          125             44

                                                      ------------   ------------
Total deferred tax liabilities                        $      4,035   $      4,005
                                                      ------------   ------------

Net deferred tax asset                                $      5,189   $      4,308
                                                      ============   ============

     The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

13.  RETIREMENT AND DEFERRED COMPENSATION PLANS

     Substantially all employees with at least one year of service participate in a Company-sponsored employee stock ownership plan (ESOP). The Company made discretionary contributions to the ESOP for the years ended December 31, 2006, 2005 and 2004 of $195,000, $250,000 and $192,000. At December 31,
     2006 and 2005, the ESOP owned approximately 176,000 and 215,000 shares of the Company's common stock, respectively.

     The Company maintains a 401(k) plan covering employees who have completed 1,000 hours of service during a 12-month period and are age 21 or older. Voluntary employee contributions are partially matched by the Company. The Company made contributions to the plan for the years ended December 31, 2006, 2005 and 2004 of $313,000, $163,000 and $97,000, respectively.

     The Company has a nonqualified executive deferred compensation plan for key executives and directors. Under this plan, participants voluntarily elect to defer a portion of their salary, bonus or fees and the Company is required to credit these deferrals with interest. The Company's deferred compensation obligation of $2,638,000 and $2,415,000 as of December 31, 2006 and 2005, respectively, is included in accrued interest payable and other liabilities. The interest cost for this plan was $228,000 and $193,000 for the years ended December 31, 2006 and 2005, respectively.

     The Company has a supplemental retirement plan for key executives, certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and holds policies with cash surrender values of $29,483,000 and $28,495,000 at December 31, 2006 and

     2005, respectively. The related accrued pension obligation of $4,403,000 and $2,968,000 as of December 31, 2006 and 2005, respectively, is included in accrued interest payable and other liabilities.

     The following tables set forth the status of the nonqualified supplemental retirement defined benefit pension plans at or for the year ended December 31 (in thousands):

                                                                    2006           2005
                                                                ------------   ------------
Change in projected benefit obligation:
       Projected benefit obligation at beginning of year        $      4,299   $      2,916
       Service cost                                                      490            277
       Interest cost                                                     269            195
       Benefit payments                                                 (378)          (318)
       Actuarial (gains)/losses                                         (277)         1,229
                                                                ------------   ------------
       Projected benefit obligation at end of year              $      4,403   $      4,299
       Accumulated benefit obligation at end of year            $      3,500   $      3,178

Change in plan assets:
       Fair value of plan assets at beginning of year
       Employer contributions                                   $        783   $        318
       Benefits paid                                                    (783)          (318)
                                                                ------------   ------------
       Fair value of plan assets at end of year                 $         --   $         --

Funded status                                                   $     (4,403)  $     (4,299)

Items not yet recognized as a component of net periodic pension cost

       Development of prior service cost
         Prior year balance                                              206
         Current year amortization                                       (31)
                                                                ------------   ------------
         Prior service cost                                              175            206

       Development of actuarial loss/(gain)                            1,063
         Prior year balance                                              (58)
         Current year amortization                                      (277)
                                                                ------------   ------------
         Loss/(gain) arising during current period
         Actuarial loss/(gain)                                           728          1,125
                                                                ------------   ------------

       Sum of deferrals                                                  903          1,331


                                                                                                         Pension Benefits
                                                                                    Post-FAS 158           Pre-FAS 158
                                                                                    ------------   ---------------------------
                                                                                        2006           2006          2005
                                                                                    ------------   ------------   ------------
Amounts recognized in statement of financial position consist of:

       Current liability                                                            $       (638)
       Noncurrent liability                                                               (3,765)
                                                                                    ------------   ------------   ------------
       Total pension liability                                                      $     (4,403)  $     (3,562)  $     (3,178)

       Intangible asset                                                                            $         62   $        206

           Accumulated other comprehensive income                                            903              0              4
           Net amount recognized                                                    $     (3,500)  $     (3,500)  $     (2,968)


                                                                                        2006           2005           2004
                                                                                    ------------   ------------   ------------
Components of net periodic benefits cost:
       Service cost                                                                 $        490   $        277   $        235
       Interest cost                                                                         269            195            173
       Amortization of transition obligation/(asset)                                           0             25             25
       Amortization of prior service cost                                                     31             31             31
       Amortization of actuarial loss                                                         58              0              0
                                                                                    ------------   ------------   ------------

       Net periodic net actuarial gain                                              $        848   $        528   $        464

           Other comprehensive income                                               $        899   $          4

Amounts included in AOCI expected to be recognized during the next fiscal year
       Prior service cost                                                           $         31
       Actuarial loss/(gain)                                                               1,287


                                                                                        2006           2005           2004
                                                                                    ------------   ------------   ------------
Assumptions used to determine benefit obligations as of end of fiscal year and used in computing net periodic benefit cost
       Measurement Date                                                               12/31/2006     12/31/2005     12/31/2004
       Discount rate                                                                    6.50%          6.50%          6.50%
       Expected return on assets                                                         N/A            N/A            N/A
       Rate of compensation increase                                                    8.00%          8.00%          8.00%

     Estimated costs expected to be accrued in 2007 are $783,000. The following table presents the benefits expected to be paid under the plan in the periods indicated (in thousands):


                                                                     Pension
             Year                                                    Benefits
       --------------------                                        -------------
             2007                                                  $        638
             2008                                                           234
             2009                                                           234
             2010                                                           234
             2011                                                           234
         2012 - 2016                                                      3,502

14.  STOCK-BASED COMPENSATION

     During 2006, 2005 and 2004, each director was awarded 900 shares of common stock, resulting in an additional 7,200, 8,550 and 6,300 shares being issued. Compensation cost related to these awards was recognized based on the fair value of the shares at the date of the award.

     Under the Company's stock option plans as of December 31, 2006, 1,212,531 shares of the Company's common stock are available for future grants to directors and employees of the Company. Under the Director Plan, options may not be granted at a price less than 85% of fair market value at the date of the grant. Under the Employee Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under both plans, options may be exercised over a ten year term and vest ratably over four years from the date of the grant. A summary of outstanding stock options follows:

                                                                                          Weighted
                                                                            Weighted      Average
                                                                            Average       Remaining      Aggregate
                                                                            Exercise     Contractual     Intrinsic
                                                              Options       Price           Term        Value ($000)
                                                           ------------   ------------   ------------   ------------
Outstanding, January 1, 2004                                    997,976   $       8.28
                       Granted                                   55,652          15.85
                       Options assumed in merger                114,759           5.96
                       Exercised                                (76,814)          6.98
                       Expired or canceled                      (33,825)  $       7.24
                                                           ------------

Outstanding December 31, 2004                                 1,057,748   $       8.55
                       Granted                                   76,899          18.96
                       Exercised                               (203,464)          6.98
                       Expired or canceled                      (34,623)  $      15.03
                                                           ------------

Outstanding December 31, 2005                                   896,560   $       9.51
                       Granted                                   62,157          17.27
                       Exercised                               (141,106)          9.60
                       Expired or canceled                      (38,899)  $      16.41
                                                           ------------

Outstanding December 31, 2006                                   778,712   $       9.77      3.8 years   $      6,818
                                                           ============   ============   ============   ============

Fully vested and exercisable at December 31, 2006               689,899   $       8.82      3.1 years   $      6,683
                                                           ============   ============   ============   ============
Options expected to vest                                         88,813   $      17.20      8.5 years   $        135
                                                           ============   ============   ============   ============

     Information about stock options outstanding at December 31, 2006 is summarized as follows:


                                                                 Average                           Average
                                                Average          Exercise                          Exercise
                                               Remaining         Price of                          Price of
         Range of             Options         Contractual        Options          Options          Options
      Exercise Prices        Outstanding      Life (Years)     Outstanding      Exercisable       Exercisable
      ----------------       ------------    -------------     ------------     ------------     ------------
      $  5.36 - 10.63             101,793           1          $       8.41          101,793     $       8.41
      $  6.80 -  8.58             302,900           2          $       7.33          302,900     $       7.33
      $          6.67               7,500           3          $       6.67            7,500     $       6.67
      $  7.58 -  8.87             129,480           4          $       7.97          129,480     $       7.97
      $  9.40 - 10.24              73,519           5          $      10.02           73,519     $      10.02
      $         13.06              33,525           6          $      13.06           26,715     $      13.06
      $ 15.72 - 16.18              25,062           7          $      15.79           15,037     $      15.79
      $ 17.00 - 19.86              51,354           8          $      18.68           22,240     $      18.74
      $ 16.20 - 17.95              53,579           9          $      17.20           10,715     $      17.20


     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the

     Company's common stock for options that were in-the-money at December 31, 2006. The intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 totaled $1,111,000, $2,343,000 and
     $689,000, respectively. The total fair value of the shares that vested during the years ended December 31, 2006, 2005 and 2004 totaled $170,000, $390,000 and $186,000, respectively.

     The compensation cost that has been charged against income for stock based compensation was $293,000 for the year ended December 31, 2006. Income tax benefits recognized in the Statement of Changes in Equity for the year ended December 31, 2006 totaled $174,000.

     At December 31, 2006, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company's stock option plans was $324,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.5 years and will be adjusted for subsequent changes in estimated forfeitures.

     Cash received from stock option exercises under the Company's option plans for 2006 and 2005 was $521,000 and $1,109,000, respectively. SFAS 123(R)
     requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing activities in the consolidated statement of cash flows. These excess tax benefits from stock option exercises under the stock option plans totaled $174,000 and $656,000 for 2006 and 2005, respectively.

15.  STOCK REPURCHASE PLAN

     The Board of Directors approved a plan to repurchase up to 4%, or approximately 300,000 shares of the outstanding common stock of the Company in 2006. Stock repurchases were made from time to time on the open market. The timing of the purchases and the exact number of shares purchased was dependent on market conditions. The share repurchase program did not include specific price targets or timetables and could have been suspended at any time. During 2006, all 300,000 shares were repurchased for $5,270,000 at an average price of $17.57 per share.

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

     There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the years ended December 31 is reconciled as follows (in thousands):

                                                                    2006           2005           2004
                                                                ------------   ------------   ------------
Calculation of Basic Earnings Per Share:
    Numerator - net income                                      $     10,396   $      9,149   $      8,379
    Denominator - weighted average common shares outstanding           7,380          7,424          6,780
                                                                ------------   ------------   ------------

        Basic earnings per share                                $       1.41   $       1.23   $       1.24
                                                                ============   ============   ============

Calculation of Diluted Earnings Per Share:
    Numerator - net income                                      $     10,396   $      9,149   $      8,379
    Denominator:
      Weighted average common shares outstanding                       7,380          7,424          6,780
      Dilutive effect of outstanding options                             258            374            384
                                                                ------------   ------------   ------------
        Weighted average common shares outstanding
          and common share equivalents                                 7,638          7,798          7,164
                                                                ------------   ------------   ------------

        Diluted earnings per share                              $       1.36   $       1.17   $       1.17
                                                                ------------   ------------   ------------

     All stock options outstanding were included in the computation of diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 as none of these stock options were considered anti-dilutive.

17.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company's financial position or results of its operations or its cash flows.

     The Company has operating leases for certain premises and equipment. These leases expire on various dates through 2015 and have various renewal options ranging from 3 to 15 years. Rent expense for such leases for the years ended December 31, 2006, 2005 and 2004 was $1,259,000, $1,241,000 and
     $968,000.

     The following schedule represents the Company's noncancelable future minimum scheduled lease payments at December 31, 2006 (in thousands):

         2007                                         $      1,240
         2008                                                  968
         2009                                                  651
         2010                                                  239
         2011                                                  181
         Thereafter                                            577
                                                      ------------

         Total                                        $      3,856
                                                      ------------

     The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $13,067,000 and $14,196,000 at December 31, 2006 and 2005. At December 31, 2006, commercial and consumer lines of credit and real estate loans of approximately $88,061,000 and $145,034,000 were undisbursed. At December 31, 2005, commercial and consumer lines of credit and real estate loans of approximately $78,602,000 and $127,608,000 were undisbursed.

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

     Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to inventory purchases by the Company's commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Virtually all of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2006 and 2005. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

     Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at December 31, 2006 and 2005, no losses are anticipated as a result of these commitments.

     In management's opinion, a concentration exists in real estate-related loans which represent approximately 78% and 77% of the Company's loan portfolio at December 31, 2006 and 2005. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

18.  RELATED PARTY TRANSACTIONS

     At December 31, 2006 and 2005, certain officers, directors and their associates and principal shareholders were indebted to the Company for loans made on substantially the same terms, including interest rates and collateral, as comparable transactions with unaffiliated parties.

     A summary of activity for the years ended December 31, 2006 and 2005 is as follows (in thousands; renewals are not reflected as either new loans or repayments):

                                                                ---------------------------
                                                                    2006           2005
                                                                ------------   ------------
Beginning balance                                               $      4,332   $      5,320
Borrowings                                                             4,969          3,613
Repayments                                                              (542)        (2,733)
Directors or officers no longer associated with the Company               --         (1,868)
                                                                ------------   ------------

                                                                $      8,759   $      4,332
                                                                ============   ============

Undisbursed Commitments                                         $         --   $         --
                                                                ============   ============

19.  REGULATORY MATTERS

     The Company and NVB are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and NVB must meet specific capital guidelines that involve quantitative measures of the Company's and NVB's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and NVB's capital amounts and NVB's prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and NVB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company and NVB meet all capital adequacy requirements to which they are subject.

     The most recent notifications from the Federal Deposit Insurance Corporation for NVB as of December 31, 2006 categorized NVB as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized NVB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed NVB's category.

     The Company's and NVB's actual capital amounts (in thousands) and ratios are also presented in the following tables.


                                                                                                     To be Well Capitalized
                                                                                For Capital          Under Prompt Corrective
                                                                              Adequacy Purposes         Action Provisions
                                                          Actual           -----------------------   -----------------------
                                                 -----------------------    Minimum      Minimum      Minimum       Minimum
                                                   Amount        Ratio       Amount       Ratio        Amount        Ratio
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Company
As of December 31, 2006:
  Total capital (to risk weighted assets)        $  100,065        11.88%  $   67,384         8.00%         N/A          N/A
  Tier 1 capital (to risk weighted assets)       $   86,032        10.21%  $   33,705         4.00%         N/A          N/A
  Tier 1 capital (to average assets)             $   86,032         9.66%  $   35,624         4.00%         N/A          N/A

As of December 31, 2005:
  Total capital (to risk weighted assets)        $   94,473        11.92%  $   63,395         8.00%         N/A          N/A
  Tier 1 capital (to risk weighted assets)       $   80,181        10.12%  $   31,698         4.00%         N/A          N/A
  Tier 1 capital (to average assets)             $   80,181         8.87%  $   36,147         4.00%         N/A          N/A

North Valley Bank
As of December 31, 2006:
  Total capital (to risk weighted assets)        $   97,642        11.61%  $   67,281         8.00%  $   66,175        10.00%
  Tier 1 capital (to risk weighted assets)       $   88,811        10.56%  $   33,641         4.00%  $   39,705         6.00%
  Tier 1 capital (to average assets)             $   88,811         9.97%  $   35,631         4.00%  $   38,153         5.00%

As of December 31, 2005:
  Total capital (to risk weighted assets)        $   76,647        11.58%  $   52,940         8.00%  $   66,175        10.00%
  Tier 1 capital (to risk weighted assets)       $   70,127        10.60%  $   26,470         4.00%  $   39,705         6.00%
  Tier 1 capital (to average assets)             $   70,127         9.19%  $   30,522         4.00%  $   38,153         5.00%

North Valley Business  Bank
As of December 31, 2005:
  Total capital (to risk weighted assets)        $   15,354        11.02%  $   11,145         8.00%  $   13,931        10.00%
  Tier 1 capital (to risk weighted assets)       $   14,010        10.06%  $    5,572         4.00%  $    8,359         6.00%
  Tier 1 capital (to average assets)             $   14,010         9.89%  $    5,669         4.00%  $    7,086         5.00%

     The Company's ability to pay cash dividends is dependent on dividends paid to it by NVB and limited by California law. Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. California General Corporation Law prohibits the Company from paying dividends on its common stock unless:
     (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend, the sum of the Company's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.

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

     Dividends from NVB to the Company are restricted under certain federal laws and regulations governing banks. In addition, California law restricts the total dividend payments of any bank to the lesser of the bank's retained earnings or the bank's net income for the latest three fiscal years, less dividends previously declared during that period, at any time without the prior approval of the California Department of Financial Institutions. As of December 31, 2006, the maximum amount available for dividend distributions by NVB to the Company under these restrictions was approximately $8.3 million.

20.  OTHER NONINTEREST EXPENSES

     The major classifications of other noninterest expenses for the years ended December 31 were as follows (in thousands):

                                                     2006           2005           2004
                                                 ------------   ------------   ------------
     Data processing                                    2,300          1,928          1,093
     Professional services                              1,583          1,546          1,002
     Marketing expense                                  1,139          1,011            726
     Operations expense                                   848            953            778
     ATM and on-line banking                              845            755            718
     Printing and supplies                                715            606            569
     Amortization of intangibles                          651            651            541
     Postage                                              563            584            486
     Director expense                                     575            361            370
     Loan expense                                         434            574            544
     Other                                              3,011          3,955          2,925
                                                 ------------   ------------   ------------

                                                 $     12,664   $     12,924   $      9,752
                                                 ============   ============   ============

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. Although management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimation technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of financial instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Estimates of fair value have not been adjusted to reflect tax ramifications or changes in market conditions subsequent to December 31, 2006; therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

     The following assumptions were used as of December 31, 2006 and 2005 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     (a) Cash and Cash Equivalents - The carrying amount represents a reasonable estimate of fair value.

     (b) Investment Securities - The fair value of held to maturity securities are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Available for sale securities are carried at fair value. The carrying value of FHLB, FRB, and other securities represents a reasonable estimate of fair value.

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

     (d) Bank-owned Life Insurance - The carrying amount and estimated fair values are based on current cash surrender values at each reporting date provided by the insurers.

     (e) Mortgage servicing assets - The fair value of mortgage servicing assets is estimated using projected cash flows adjusted for the effects of anticipated prepayments, using a market discount rate.

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

     (h) Subordinated Debentures - The fair value of the subordinated debentures is estimated by discounting the contractual cash flows using the current interest rate at which similar securities with the same remaining expected life could be made.

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

     (j) Accrued Interest Receivable/Payable - The carrying amount of accrued interest receivable and accrued interest payable represents a reasonable estimate of fair value.

                                                       2006                           2005
                                            ---------------------------   ---------------------------
                                              Carrying        Fair          Carrying        Fair
                                               Amount         Value          Amount         Value
                                            ------------   ------------   ------------   ------------
FINANCIAL ASSETS
  Cash and cash equivalents                 $     41,496   $     41,496   $     56,094   $     56,094
  FHLB, FRB and other securities                   5,495          5,495          5,663          5,663
  Securities:
    Available for sale                           133,571        133,571        164,258        164,258
    Held to maturity                                  82             81             91             88
  Loans and leases                               650,962        648,129        616,648        620,597
  Bank owned life insurance                       29,483         29,483         28,495         28,495
  Mortgage servicing assets                          834            841            863            919
  Accrued interest receivable                      3,838          3,838          3,834          3,834

FINANCIAL LIABILITIES
  Deposits                                  $    750,288   $    749,562   $    746,690   $    746,655
  Other borrowed funds                            37,500         37,253         56,500         55,891
  Subordinated debentures                         31,961         33,252         31,961         33,014
  Accrued interest payable                         1,723          1,723          1,390          1,390

22.  PARENT COMPANY ONLY - CONDENSED FINANCIAL INFORMATION

     The condensed financial statements of North Valley Bancorp are presented below (in thousands):


CONDENSED BALANCE SHEET
DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------------------------------------------

                                                                                             2006           2005
                                                                                         ------------   ------------
ASSETS
Cash and cash equivalents                                                                $      2,170   $      2,114
Available for sale securities at fair value                                                        --             28
Investments in banking subsidiaries                                                           104,067         99,997
Investments in other subsidiaries                                                                  12            633
Investment in unconsolidated subsidiary grantor trusts                                            961            961
Other assets                                                                                    1,055          1,616
                                                                                         ------------   ------------

     Total assets                                                                        $    108,265   $    105,349
                                                                                         ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Dividend payable                                                                         $        729   $        749
Subordinated debentures                                                                        31,961         31,961
Other liabilities                                                                                  84            838
Stockholders' equity                                                                           75,491         71,801
                                                                                         ------------   ------------

     Total liabilities and stockholders' equity                                          $    108,265   $    105,349
                                                                                         ============   ============

CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
--------------------------------------------------------------------------------------------------------------------
                                                                              2006           2005           2004
                                                                          ------------   ------------   ------------
INCOME:
  Dividends from subsidiaries                                             $     10,000   $      4,500   $     12,600
  Other income                                                                  10,737         10,413          7,501
                                                                          ------------   ------------   ------------

     Total income                                                               20,737         14,913         20,101

EXPENSE:
  Interest on subordinated debentures                                            2,456          1,708          1,563
  Salaries and employee benefits                                                 9,258          8,517          6,259
  Legal and accounting                                                             988          1,259            801
  Other                                                                          3,205          2,836          2,246
  Merger and acquisition expense                                                    --             --             38
  Tax benefit                                                                   (2,052)        (1,631)        (1,424)
                                                                          ------------   ------------   ------------

     Total expense                                                              13,855         12,689          9,483

Income before equity in undistributed income of subsidiaries                     6,882          2,224         10,618
Equity in undistributed (distributed) income of subsidiaries                     3,514          6,925         (2,239)
                                                                          ------------   ------------   ------------

Net income                                                                      10,396          9,149          8,379

Other comprehensive income (loss), net of tax                                      109         (1,574)          (724)
                                                                          ------------   ------------   ------------

Total comprehensive income                                                $     10,505   $      7,575   $      7,655
                                                                          ------------   ------------   ------------


CONDENSED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
---------------------------------------------------------------------------------------------------------------

                                                                         2006           2005           2004
                                                                     ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                          $     10,396   $      9,149   $      8,379
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Equity in (undistributed) distributed income of subsidiaries            (3,514)        (6,925)         2,239
   Loss on sales of securities                                                 24             --             --
   Stock-based compensation expense                                           293            182            126
    Effect of changes in:
     Other assets                                                             552          1,274           (162)
     Other liabilities                                                       (660)            32           (495)
                                                                     ------------   ------------   ------------

      Net cash provided by operating activities                             7,091          3,712         10,087

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of available for sale securities                                     --             --         (3,997)
 Proceeds from maturities of available for sale securities                     --            153          3,997
 Proceeds from sales of available for sale securities                          25             --             --
 Sale or repayment of investments in subsidiaries                             622             --             --
 Investment in and acquisition of subsidiaries                                 --        (10,600)       (12,553)
 Investment in unconsolidated subsidiary grantor trusts                        --           (310)          (155)
                                                                     ------------   ------------   ------------

      Net cash provided by (used in) investing activities                     647        (10,757)       (12,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid                                                        (2,933)        (2,232)        (3,420)
 Proceeds from issuance of subordinated debentures                             --         10,310          5,155
 Repurchase of common stock                                                (5,270)          (189)            --
 Stock options exercised                                                      521          1,108            521
                                                                     ------------   ------------   ------------

      Net cash (used in) provided by financing activities                  (7,682)         8,997          2,256
                                                                     ------------   ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               56          1,952           (365)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              2,114            162            527
                                                                     ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $      2,170   $      2,114   $        162
                                                                     ============   ============   ============


INDEX TO EXHIBITS

                                                                                                           Sequential
Exhibit No.       Exhibit Name                                                                             Page No
-----------       ------------                                                                             ----------
2(a)              Agreement and Plan of Reorganization and Merger, dated as of October 3, 1999, between    *
                  North Valley Bancorp and Six Rivers National Bank (incorporated by reference from
                  Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on
                  October 12, 1999).

2(b)              Addendum to Agreement and Plan of Reorganization and Merger dated as of September 25,    *
                  2000, among North Valley Bancorp, NVB Interim National Bank and Six Rivers National
                  Bank (incorporated by reference from Exhibit 2.7 to the Company's Current Report on
                  Form 8-K filed with the Commission on September 29, 2000).

2(c)              Agreement and Plan of Merger dated April 23, 2004, by and between North Valley Bancorp   *
                  and Yolo Community Bank (incorporated by reference from Exhibit 99.54 to the Company's
                  Current Report on Form 8-K filed with the Commission on April 26, 2004).

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

3(c)              Certificate of Amendment of Amended and Restated Articles of Incorporation of North      *
                  Valley Bancorp (as filed with the California Secretary of State on December 13, 2005)
                  (incorporated by reference from Exhibit 99.108 to the Company's Current Report on Form
                  8-K filed with the Commission on August 4, 2006).

3(d)              By-laws of North Valley Bancorp, as Amended and Restated as of November 22, 2005         *
                  (incorporated by reference from Exhibit 99.109 to the Company's Current Report on Form
                  8-K filed with the Commission on August 4, 2006).

4(a)              Shareholder Protection Rights Agreement, dated September 9, 1999 (incorporated by        *
                  reference from Exhibit 4 to the Company's Current Report on Form 8-K filed with the
                  Commission on September 23, 1999).

4(b)              Amended and Restated Declaration of Trust (North Valley Capital Trust I) dated July 16,  *
                  2001 (incorporated by reference from Exhibit 4(a) to the Company's Annual Report on
                  Form 10-K filed with the Commission for the year ended December 31, 2001).

4(c)              Indenture (North Valley Capital Trust I) dated July 16, 2001 (incorporated by reference  *
                  from Exhibit 4(b) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).

4(d)              Junior Subordinated Debt security of North Valley Bancorp (incorporated by reference     *
                  from Exhibit 4(c) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).

4(e)              Guarantee Agreement for North Valley Capital Trust I (North Valley Bancorp) dated July   *
                  16, 2001 (incorporated by reference from Exhibit 4(d) to the Company's Annual Report on
                  Form 10-K filed with the Commission for the year ended December 31, 2001).

4(f)              Amended and Restated Declaration of Trust (North Valley Capital Trust II) dated April    *
                  10, 2003 (incorporated by reference from Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).


4(g)              Indenture (North Valley Capital Trust II) dated April 10, 2003 (incorporated by          *
                  reference from Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).

4(h)              Guarantee Agreement for North Valley Capital Trust II (North Valley Bancorp) dated       *
                  April 10, 2003 (incorporated by reference from Exhibit 4(g) to the Company's Quarterly
                  Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).

4(i)              Amended and Restated Declaration of Trust (North Valley Capital Trust III) dated May 5,  *
                  2004 (incorporated by reference from Exhibit 4(h) to the Company's Quarterly Report on
                  Form 10-Q filed with the Commission for the period ended March 31, 2005).

4(j)              Indenture (North Valley Capital Trust III) dated May 5, 2004 (incorporated by reference  *
                  from Exhibit 4(i) to the Company's Quarterly Report on Form 10-Q filed with the
                  Commission for the period ended March 31, 2005).

4(k)              Guarantee Agreement for North Valley Capital Trust III (North Valley Bancorp) dated May  *
                  5, 2004 (incorporated by reference from Exhibit 4(j) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).

4(l)              Amended and Restated Declaration of Trust (North Valley Capital Statutory Trust IV)      *
                  dated December 29, 2005 (incorporated by reference from Exhibit 99.94 to the Company's
                  Current Report on Form 8-K filed with the Commission on January 5, 2006).

4(m)              Indenture (North Valley Capital Statutory Trust IV) dated December 29, 2005              *
                  (incorporated by reference from Exhibit 99.95 to the Company's Current Report on Form
                  8-K filed with the Commission on January 5, 2006).

4(n)              Guarantee Agreement for North Valley Capital Statutory Trust IV (North Valley Bancorp)   *
                  dated December 29, 2005 (incorporated by reference from Exhibit 99.96 to the Company's
                  Current Report on Form 8-K filed with the Commission on January 5, 2006).

4(o)              Junior Subordinated Debt Security Due 2036 (North Valley Capital Statutory Trust IV)     *
                  (incorporated by reference from Exhibit 99.97 to the Company's Current Report on Form
                  8-K filed with the Commission on January 5, 2006).

4(p)              Capital Security Certificate (North Valley Capital Statutory Trust IV) (incorporated by  *
                  reference from Exhibit 99.98 to the Company's Current Report on Form 8-K filed with the
                  Commission on January 5, 2006).

10(a)             North Valley Bancorp 1989 Employee Stock Option Plan, as amended (incorporated by        *
                  reference from Exhibit 4.1 to Post-Effective Amendment No. One to the Company's
                  Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December
                  26, 1989).**

10(b)             North Valley Bancorp 1989 Employee Non-Statutory Stock Option Agreement (incorporated    *
                  by reference from Exhibit 4.3 to Post-Effective Amendment No. One to the Company's
                  Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December
                  26, 1989).**

10(c)             North Valley Bancorp 1989 Director Stock Option Plan, as amended (incorporated by        *
                  reference from Exhibit 4.2 to Post-Effective Amendment No. One to the Company's
                  Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December
                  26, 1989).**

10(d)             North Valley Bancorp 1989 Director Non-Statutory Stock Option Agreement (incorporated    *
                  by reference from Exhibit 4.4 to Post-Effective Amendment No. One to the Company's
                  Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December
                  26, 1989).**

10(e)             Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10(i) to  *
                  the Company's Annual Report on Form 10-K filed with the Commission for the year ended
                  December 31, 1988).**


10(f)             Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10(j) to    *
                  the Company's Annual Report on Form 10-K filed with the Commission for the year ended
                  December 31, 1988).**

10(g)             Supplemental Retirement Plan for Directors (incorporated by reference from Exhibit       *
                  10(k) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1988).**

10(h)             Executive Deferred Compensation Plan, effective January 1, 1989, restated April 1, 1995  *
                  (incorporated by reference from Exhibit 10(dd) to the Company's Annual Report on Form
                  10-KSB filed with the Commission for the year ended December 31, 1997).**

10(i)             Directors' Deferred Compensation Plan, effective April 1, 1995 (incorporated by          *
                  reference from Exhibit 10(ee) to the Company's Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997).**

10(j)             Umbrella TrustTM for Directors, effective April 1, 1995 (incorporated by reference from  *
                  Exhibit 10(ff) to the Company's Annual Report on Form 10-KSB filed with the Commission for the year ended December 31 1997).**

10(k)             Umbrella TrustTM for Executives, effective April 1, 1995 (incorporated by reference      *
                  from Exhibit 10(gg) to the Company's Annual Report on Form 10-KSB filed with the
                  Commission for the year ended December 31, 1997).**

10(l)             Indemnification Agreement (incorporated by reference from Exhibit 10 to the Company's    *
                  Quarterly Report on Form 10-Q filed with the Commission for the period ended June 30,
                  1998).

10(m)             North Valley Bancorp 1998 Employee Stock Incentive Plan, as amended through July 26,     *
                  2001 (incorporated by reference from Exhibit 99.1 to the Company's Registration
                  Statement on Form S-8 (No. 333-65950) filed with the Commission on July 26, 2001).**

10(n)             North Valley Bancorp 1999 Director Stock Option Plan (incorporated by reference from     *
                  Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No. 333-65948) filed with the Commission on July 26, 2001).**

10(o)             Amendment No. Two to the North Valley Bancorp 1989 Director Stock Option Plan            *
                  (incorporated by reference from Exhibit 10(v) to the Company's Annual Report on Form
                  10-K filed with the Commission for the year ended December 31, 1998).**

10(p)             Branch Purchase and Assumption Agreement dated as of September 15, 2000, between North   *
                  Valley Bancorp and Scott Valley Bank (incorporated by reference from Exhibit 99.19 to the Company's Current Report on Form 8-K filed with the Commission on September 29,
                  2000).

10(q)             Form of Executive Deferred Compensation Agreement executed in December 2000 between      *
                  North Valley Bank and each of Michael J. Cushman, Sharon L. Benson, Jack R. Richter and
                  Eric J. Woodstrom (incorporated by reference from Exhibit 10(y) to the Company's Annual
                  Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

10(r)             Form of Director Deferred Fee Agreement executed in December 2000 between North Valley   *
                  Bank and each of Rudy V. Balma, William W. Cox, Royce L. Friesen, Dan W. Ghidinelli,
                  Thomas J. Ludden, Douglas M. Treadway and J.M. Wells, Jr. (incorporated by reference from Exhibit 10(aa) to the Company's Annual Report on Form 10-K filed with the
                  Commission for the year ended December 31, 2001).**

10(s)             Form of Director Deferred Fee Agreement executed in December 2000 between Six Rivers     *
                  National Bank and each of Kevin D. Hartwick, William T. Kay, Jr., J. Michael McGowan,
                  Warren L. Murphy and Dolores M. Vellutini (incorporated by reference from Exhibit
                  10(bb) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**


10(t)             Form of Employment Agreement executed in January 2001 between North Valley Bancorp and   *
                  each of Michael J. Cushman, Jack R. Richter, Eric J. Woodstrom, Edward J. Czajka and
                  Sharon L. Benson (incorporated by reference from Exhibit 10(cc) to the Company's Annual
                  Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

10(u)             Employment Agreement executed in May 2001 between Six Rivers National Bank and Russell   *
                  Harris (incorporated by reference from Exhibit 10(dd) to the Company's Annual Report on
                  Form 10-K filed with the Commission for the year ended December 31, 2001).**

10(v)             Form of Salary Continuation Agreement executed in October 2001 between North Valley      *
                  Bancorp and each of Michael J. Cushman, Jack R. Richter, Eric J. Woodstrom, Edward J.
                  Czajka and Sharon L. Benson (incorporated by reference from Exhibit 10(ee) to the
                  Company's Annual Report on Form 10-K filed with the Commission for the year ended
                  December 31, 2001).**

10(w)             Park Marina Lease dated July 23, 2001, between The McConnell Foundation and North        *
                  Valley Bancorp for 300 Park Marina Circle, Redding, California 96001 (incorporated by reference from Exhibit 10(ff) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).

10(x)             Form of Salary Continuation Agreement executed in October 2001 between Six Rivers        *
                  National Bank and each of Russell Harris and Margie L. Plum (incorporated by reference from Exhibit 10(gg) to the Company's Annual Report on Form 10-K filed with the
                  Commission for the year ended December 31, 2001).**

10(y)             Form of Executive Deferred Compensation Agreement executed in January 2001 between       *
                  North Valley Bank and Edward J. Czajka (incorporated by reference from Exhibit 10(hh)
                  to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

10(z)             Form of Executive Deferred Compensation Agreement executed in December 2001 between      *
                  North Valley Bank and each of Michael J. Cushman, Sharon L. Benson, Jack R. Richter,
                  Edward J. Czajka and Eric J. Woodstrom (incorporated by reference from Exhibit 10(ii)
                  to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

10(aa)            Form of Executive Deferred Compensation Agreement executed in January 2002 between Six   *
                  Rivers National Bank and Russell Harris (incorporated by reference from Exhibit 10(jj)
                  to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

10(bb)            Form of Director Deferred Fee Agreement executed in December 2001 between North Valley   *
                  Bank and each of Rudy V. Balma, William W. Cox, Royce L. Friesen, Dan W. Ghidinelli,
                  Thomas J. Ludden, Douglas W. Treadway and J.M. Wells, Jr. (incorporated by reference from Exhibit 10(kk) to the Company's Annual Report on Form 10-K filed with the
                  Commission for the year ended December 31, 2001).**

10(cc)            Director Deferred Fee Agreement executed in December 2001 between Six Rivers National    *
                  Bank and each of Kevin D. Hartwick, William T. Kay, Jr., John J. Gierek, Jr., Warren L.
                  Murphy and Dolores M. Vellutini (incorporated by reference from Exhibit 10(ll) to the
                  Company's Annual Report on Form 10-K filed with the Commission for the year ended
                  December 31, 2001).**

10(dd)            Information Services Contract with Information Technology, Inc. dated June 17, 2002      *
                  (incorporated by reference from Exhibit 10(mm) to the Company's Annual Report on Form
                  10-K filed with the Commission for the year ended December 31, 2002).

10(ee)            Form of Employment Agreement executed in March 2004 between North Valley Bancorp and     *
                  Russell Harris (incorporated by reference from Exhibit 10(jj) to the Company's Annual
                  Report on Form 10-K filed with the Commission for the year ended December 31, 2003).**


10(ff)            Form of Employment Agreement dated August 31, 2004 between North Valley Bancorp and      *
                  Yolo Community Bank and John A. DiMichele (incorporated by reference from Exhibit 99.71 to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2004).**

10(gg)            Executive Deferred Compensation Agreement dated December 31, 2004 between North Valley   *
                  Bancorp and John A. DiMichele (incorporated by reference from Exhibit 10(nn) to the
                  Company's Current Report on Form 8-K filed with the Commission on January 4, 2005).**

10(hh)            Severance and Release Agreement (effective as of February 4, 2005) between John A.       *
                  DiMichele and North Valley Bancorp and NVB Business Bank, formerly named Yolo Community
                  Bank (incorporated by reference from Exhibit 99.78 to the Company's Current Report on
                  Form 8-K filed with the Commission on March 9, 2005).**

10(ii)            Executive Deferred Compensation Agreement dated December 31, 2004 between North Valley   *
                  Bancorp and Leo J. Graham (incorporated by reference from Exhibit 10(oo) to the
                  Company's Current Report on Form 8-K filed with the Commission on January 4, 2005).**

10(jj)            Director Deferred Fee Agreement dated December 31, 2004 between North Valley Bancorp     *
                  and Martin Mariani (incorporated by reference from Exhibit 10(pp) to the Company's
                  Current Report on Form 8-K filed with the Commission on January 4, 2005).**

10(kk)            Amendment No. 1 to Park Marina Lease, dated July 24, 2003, between The McConnell         *
                  Foundation and North Valley Bank (incorporated by reference from Exhibit 10(kk) to the
                  Company's Annual Report on Form 10-K filed with the Commission for the year ended
                  December 31, 2003).

10(ll)            Cottonwood Branch sublease extension agreement dated August 7, 2003, between North       *
                  Valley Bank and North State Grocery, Inc. (incorporated by reference from Exhibit
                  10(ll) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003).

10(mm)            Westwood Branch Lease Agreement dated December 1, 2003, between North Valley Bank and    *
                  Daha Investments (incorporated by reference from Exhibit 10(mm) to the Company's Annual
                  Report on Form 10-K filed with the Commission for the year ended December 31, 2003).

10(nn)            Lease Agreement for 618 Main Street, Woodland, California, dated February 26, 2004,      *
                  between Yolo Community Bank and Thomas and Margaret Stallard (incorporated by reference from Exhibit 10(tt) to the Company's Annual Report on Form 10-K filed with the
                  Commission for the year ended December 31, 2004).

10(oo)            Lease Agreement for 626, 628 Main Street, 400 Second Street, Woodland, California,       *
                  dated February 26, 2004, between Yolo Community Bank and Thomas and Margaret Stallard
                  (incorporated by reference from Exhibit 10(uu) to the Company's Annual Report on Form
                  10-K filed with the Commission for the year ended December 31, 2004).

10(pp)            Lease for 100 B Street, Suite 110, Santa Rosa, California, dated October 19, 2004,       *
                  between North Valley Bank and Sonja Valentina LLC (incorporated by reference from
                  Exhibit 10(vv) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).

10(qq)            Lease for 375 North Sunrise Blvd., Suite 100, Roseville, California, dated January 7,    *
                  2005, between Yolo Community Bank and MW Investments (incorporated by reference from
                  Exhibit 10(ww) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).

10(rr)            Office Building Lease for 101 North State Street, Suite A, Ukiah, California, dated      *
                  November 3, 2004, between North Valley Bank and Southport Land & Commercial Company,
                  Inc (incorporated by reference from Exhibit 10(xx) to the Company's Annual Report on
                  Form 10-K filed with the Commission for the year ended December 31, 2004).


10(ss)            Lease for 711 Jefferson Street, Suite A, Fairfield, California, dated September 30,      *
                  2004, between Yolo Community Bank and JLC Contracting, Inc (incorporated by reference from Exhibit 10(yy) to the Company's Annual Report on Form 10-K filed with the
                  Commission for the year ended December 31, 2004).

10(tt)            North Valley Bancorp 401(k) Plan, Amended and Restated effective September 1, 2004       *
                  (incorporated by reference from Exhibit 10(zz) to the Company's Annual Report on Form
                  10-K filed with the Commission for the year ended December 31, 2004).**

10(uu)            First Amendment to North Valley Bancorp Employee 401(k) Plan, effective April 28, 2005   *
                  (incorporated by reference from Exhibit 10(hhh) to the Company's Annual Report on Form
                  10-K filed with the Commission for the year ended December 31, 2005).**

10(vv)            Second Amendment to North Valley Bancorp Employee 401(k) Plan, effective April 28, 2005  *
                  (incorporated by reference from Exhibit 10(iii) to the Company's Annual Report on form
                  10-K filed with the Commission for the year ended December 31, 2005).**

10(ww)            Third Amendment to North Valley Bancorp Employee 401(k) Plan, effective December 30,     *
                  2005 (incorporated by reference from Exhibit 10(jjj) to the Company's Annual Report on
                  Form 10-K filed with the Commission for the year ended December 31, 2005).**

10(xx)            Fourth Amendment to the North Valley Bancorp Employee 401(k) Plan, effective January     *
                  21, 2006, (incorporated by reference from Exhibit 99.121 to the Company's Current
                  Report on Form 8-K filed with the Commission on December 22, 2006).**

10(yy)            Lease for 100 B Street, Suite 360, Santa Rosa, California, dated April 15, 2005,         *
                  between North Valley Bank and Sonja Valentina LLC (incorporated by reference from
                  Exhibit 10(bbb) to the Company's Quarterly Report on Form 10-Q filed with the
                  Commission for the period ended March 31, 2005).

10(zz)            Severance and Release Agreement (effective as of May 31, 2005) between Edward J.         *
                  Czajka, Executive Vice President and Chief Financial Officer of the North Valley
                  Bancorp (incorporated by reference from Exhibit 99.83 to the Company's Current Report on Form 8-K filed with the Commission on June 8, 2005).**

10(aaa)           Form of Executive Employment Agreement between North Valley Bancorp for Scott Louis,     *
                  Roger Nash, and Gary Litzsinger (incorporated by reference from Exhibit 99.91 to the
                  Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended
                  September 30, 2005).**

10(bbb)           Amendment to Information Services Contract with Information Technology, Inc. dated June  *
                  17, 2002 (incorporated by reference from Exhibit 99.92 to the Company's Quarterly
                  Report on Form 10-Q filed with the Commission for the period ended September 30, 2005).

10(ccc)           North Valley Bancorp Salary Continuation Plan with Jack R. Richter, dated December 31,   *
                  2005 (incorporated by reference from Exhibit 99.102 to the Company's Current Report on
                  Form 8-K filed with the Commission on January 6, 2006).**

10(ddd)           North Valley Bancorp Employee Stock Ownership Plan, as Amended and Restated, effective   *
                  January 1, 2006 (incorporated by reference from Exhibit 99.120 to the Company's Current
                  Report on Form 8-K filed with the Commission on December 22, 2006).**

10(eee)           Employment Agreement between North Valley Bancorp and Leo J. Graham (incorporated by     *
                  reference from Exhibit 99.115 to the Company's Current Report on Form 8-K filed with the Commission on August 1, 2006).**

10(fff)           Employment Agreement between North Valley Bancorp and Kevin R. Watson (incorporated by   *
                  reference to the Company's Quarterly Report on Form 10-Q filed with the Commission on
                  November 9, 2005 and from Exhibit 99.106 to the Company's Current Report on Form 8-K
                  filed with the Commission on March 8, 2006).**


10(ggg)           North Valley Bancorp Director Deferred Fee Plan , Amended and Restated Effective         *
                  January 1, 2007 (incorporated by reference from Exhibit 99.124 to the Company's Current
                  Report on Form 8-K filed with the Commission on February 28, 2007).**

10(hhh)           North Valley Bancorp Executive Deferred Compensation Plan, Amended and Restated          *
                  Effective January 1, 2007 (incorporated by reference from Exhibit 99.125 to the
                  Company's Current Report on Form 8-K filed with the Commission on February 28, 2007).**

10(iii)           North Valley Bancorp Salary Continuation Plan, Amended and Restated Effective January
                  1, 2007.**

10(jjj)           Amendment No. 2 to Park Marina Lease, dated August 1, 2004, between The McConnell
                  Foundation and North Valley Bank.

10(kkk)           Amendment No. 3 to Park Marina Lease, dated March 1, 2005, between The McConnell
                  Foundation and North Valley Bank.

10(lll)           Westwood Branch Lease Addendum B to the Lease between Daha Investments and North Valley
                  Bank dated December 1, 2003.

10(mmm)           Buenaventura Branch Sub-Sublease Extension Agreement dated August 13, 2003, between
                  Northstate Grocery, Inc. and North Valley Bank.


10(nnn)           Palo Cedro Branch Letter Agreement dated July 26, 2005, to Extend Lease Agreement between Donlon H. Gabrielsen & Agnes H. Gabrielsen as Co-Trustees under the Gabrielsen
                  Family Trust dated October 20, 1992 and North Valley Bank.

14                North Valley Bancorp Corporate Governance Code of Ethics (incorporated by reference      *
                  from Exhibit 14 to the Company's Quarterly Report on Form 10-Q filed with the
                  Commission for the period ended March 31, 2004).

21                List of Subsidiaries.

23                Consent of Perry-Smith LLP

31                Rule 13a-14(a) / 15d-14(a) Certifications

32                Section 1350 Certifications
                  __________________________________

                  *  Previously filed.
                  ** Indicates management contract or compensatory plan
                     or arrangement.

SIGNATURES
----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
By:

/s/ MICHAEL J. CUSHMAN
----------------------------------------------------
Michael J. Cushman
President and Chief Executive Officer


/s/ KEVIN R. WATSON
----------------------------------------------------
Kevin R. Watson
Executive Vice President and Chief Financial Officer

DATE:  March 14, 2007


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE                        TITLE                       DATE

/s/ J. M. WELLS, JR.                Director                      March 14, 2007
----------------------------
J. M. Wells, Jr.


/s/ MICHAEL J. CUSHMAN              Director, President and       March 14, 2007
----------------------------        Chief Executive Officer
Michael J. Cushman                  (Principal Executive
                                    Officer)

/s/ WILLIAM W. COX                  Director                      March 14, 2007
----------------------------
William W. Cox


/s/ ROYCE L. FRIESEN                Director                      March 14, 2007
----------------------------
Royce L. Friesen


/s/ DAN W. GHIDINELLI               Director                      March 14, 2007
----------------------------
Dan W. Ghidinelli


/s/ KEVIN D. HARTWICK               Director                      March 14, 2007
----------------------------
Kevin D. Hartwick


/s/ ROGER B. KOHLMEIER              Director                      March 14, 2007
----------------------------
Roger B. Kohlmeier


/s/ MARTIN A. MARIANI               Director                      March 14, 2007
----------------------------
Martin A. Mariani


/s/ DOLORES M. VELLUTINI            Director                      March 14, 2007
----------------------------
Dolores M. Vellutini


/s/ KEVIN R. WATSON                 Executive Vice President      March 14, 2007
----------------------------        and Chief Financial Officer
Kevin R. Watson                     (Principal Financial Officer &
                                    Principal Accounting Officer)