Form 10-K/A
period 2006-12-31
NORTH VALLEY BANCORP
filed 2007-04-24
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                               AMENDMENT NO. 1 TO

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________________  to  _________________.

Commission file number  0-10652

                              NORTH VALLEY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                   94-2751350
    --------------------------------                   -------------------
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

The number of shares outstanding of common stock as of April 10, 2007, were 7,354,625.

                                EXPLANATORY NOTE

North Valley Bancorp (the "Company" or the "Corporation") is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2006 to include Item 10, Item 11, Item 12, Item 13, and Item 14 of Part III to Form 10-K. No change is being made to Part I or Part II of the Form 10-K, as filed with the Commission on March 15, 2007.

As announced by the Company on April 11, 2007 and reported on the Company's Current Report on Form 8-K, filed with the Commission on April 11, 2007 (the "Current Report"), the Company has entered into an Agreement and Plan of Merger dated April 10, 2007 (the "Merger Agreement"), pursuant to which the Company will merge with and into Sterling Financial Corporation, a Washington corporation ("Sterling"), with Sterling being the surviving corporation. A copy of the Merger Agreement (together with certain other information regarding the proposed merger) is provided in the Current Report. The transaction is expected to close in the third quarter of 2007, pending approval of the merger by the shareholders of the Company, the receipt of all necessary regulatory approvals, and the satisfaction of other closing conditions which are customary for such transactions.

As a result of the Merger Agreement, the Board of Directors of the Company has decided to postpone its 2007 Annual Meeting of Shareholders. As described in the Current Report, Sterling will file its registration statement on Form S-4 with the SEC containing the North Valley Bancorp proxy statement and prospectus which the Company intends to send its shareholders seeking shareholder approval to consummate the transaction. Thus, rather than incorporating portions of the Company's definitive proxy statement for the 2007 Annual Meeting of Shareholders in Part III of its Annual Report on Form 10-K for the year ended December 31, 2006, the Company is filing this Amendment No. 1 to Form 10-K to include Items 10, 11, 12, 13, and 14.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Listed below are the Directors and Executive Officers of the Company.

DIRECTORS

William W. Cox, CRE, CCI, (age 59), a Director of the Company since February 1997, has been owner and President of Cox Real Estate Consultants, Inc., since April 1996. From October 1987 to August 1996, he was President and 50% owner of Haedrich & Cox, Inc., a real estate brokerage company.

Michael J. Cushman (age 52), a Director of the Company since February 1999, is President and Chief Executive Officer of the Company and its subsidiary. Mr. Cushman served as Senior Vice President and Chief Business Banking Officer of North Valley Bank from March 1998 to February 1999. From March 1995 through March 1998, he was a self-employed investor. From November of 1994 through March of 1995, Mr. Cushman served as Vice President of Tri-Counties Bank, which acquired Country National Bank in November of 1994 where Mr. Cushman had served as President and Chief Executive Officer since September of 1992.

Dante W. Ghidinelli (age 59), a Director of the Company since 1993, has been a Certified Public Accountant and partner with Nystrom & Company LLP since 1974.

Kevin D. Hartwick (age 45), a Director of the Company since October 2000, has been a Certified Public Accountant and managing partner with Cholwell Benz & Hartwick in Crescent City, California, since 1989.

Roger B. Kohlmeier (age 67), a Director of the Company since August 2004, was founding President and Chief Executive Officer of Bank of Woodland which changed its name to Business & Professional Bank at which time he retired but continued on as Director until its sale to U.S. Bank of California in 1997. He is a graduate of California Polytechnic University of San Luis Obispo and is actively involved with the Economic Development Council and Woodland Health Care.

Dolores M. Vellutini (age 69), a Director of the Company since October 2000, has been owner and President of Eureka Baking Company in Eureka, California, since 1988. In addition, she is a developer and the owner of Vellutini Properties in Eureka, California.

Royce L. Friesen, RPh. (age 68), a Director of the Company since May 1999, is Chairman of the Board of Owens Healthcare in Redding, California, having previously served as President, Chief Executive Officer and owner since 1968. Owens Healthcare, a management company, was formed to provide support and coordination among ten retail and home care pharmacies located throughout Northern California.

Martin A. Mariani (age 50), a Director of the Company since August 2004, is a partner in Mariani Nut Company of Winters, California. He graduated from the University of California, Davis in 1978.

J. M. ("Mike") Wells, Jr. (age 66), Chairman and a founding member of the Board of Directors of the Company. Formerly a member of the law firm of Wells, Small & Selke, a Law Corporation, located in Redding, California. Mr. Wells had practiced law with that firm starting in 1972.

EXECUTIVE OFFICERS

Kevin R. Watson (age 41), has served as the Company's Executive Vice President and Chief Financial Officer since March 2006. Prior to that, he served as Chief Financial Officer at Calnet Business Bank in Sacramento from January 2004 to March 2006. Prior to Calnet Business Bank, his experience includes serving as the Chief Financial Officer of California Independent Bancorp and Feather River State Bank from April 2001 to January 2004.

Scott R. Louis (age 56), has served as Executive Vice President and Chief Operations Officer of the Company and its subsidiary since October 2005. Prior to that, he served as Senior Vice President and Chief Operating Officer since joining the Company in April 2005. Prior to joining the Company, Mr. Louis served as First Vice President for Farmers and Merchants Bank in Lodi, California. Mr. Louis began his financial services career with Bank of America in 1971.

Roger D. Nash (age 58), has served as Executive Vice President and Chief Credit Officer of the Company and its subsidiary since September 2006. Prior to that, he served as Chief Lending Officer of the Company and its subsidiary since joining the Company in October 2005. Prior to that, he served 35 years at Bank of America, most recently as Senior Vice President/Senior Client Manager in Visalia, California. While at Bank of America, he also served as Senior Vice President/Credit Risk Manager and as Senior Vice President in Business Lending.

Gary S. Litzsinger (age 51), has served as Executive Vice President and Chief Risk Officer of the Company and its subsidiary since October 2005. Prior to that, he served as Senior Vice President and Chief Risk Officer since joining the Company in July, 2004. Prior to joining the Company, Mr. Litzsinger served as Director of Audit and Risk Management for Humboldt Bancorp and Audit Manager for California Federal Savings Bank in Sacramento. He began his audit career in 1990 and obtained his California CPA license in 1994.

Leo J. Graham (age 56), has served as the Corporate Secretary and General Counsel of the Company since January 2004. Formerly a member of the law firm of Wells, Small & Selke, a Law Corporation, located in Redding, California. Mr. Graham had practiced law with that firm starting in 1978.

None of the Company's Directors is a director of any other company that is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. There are no family relationships between any of the Directors and Executive Officers of the Company.

CODE OF BUSINESS CONDUCT AND ETHICS

The Board of Directors of North Valley Bancorp believes the cornerstones of our business are honesty, truthfulness, integrity and ethics.

In keeping with this belief, the Board of Directors has adopted a Code of Business Conduct and Ethics, which applies to the Board of Directors and the officers and employees of the Company and its subsidiary. The North Valley Bancorp Code of Business Conduct and Ethics is available through the Shareholders Relations link on the Company's website at www.novb.com. A copy of the Code of Business Conduct and Ethics may be obtained without charge by submitting a request to the Corporate Secretary, P.O. Box 994630, Redding, CA 96099-4630.

EXECUTIVE/CORPORATE GOVERNANCE COMMITTEE

The Company has an Executive/Corporate Governance Committee which functions to review, evaluate and make decisions on actions that are required between the regular meetings of the Board of Directors. In addition, this Committee functions to review and recommend to the Board of Directors principles, policies and procedures affecting the Board of Directors and its operation and effectiveness. The Committee further oversees the evaluation of the Board of Directors and its effectiveness. The Committee met two (2) times in 2006.

AUDIT COMMITTEE

The Company Board of Directors has established an Audit Committee. The Audit Committee consists of the following members of the Company's Board of Directors:
Dante W. Ghidinelli (Chairman), Royce L. Friesen, Kevin D. Hartwick, Roger B. Kohlmeier and Dolores M. Vellutini. The functions of the Audit Committee are more particularly described in the Audit Committee Charter. The Board of Directors has determined that Chairman Dante W. Ghidinelli and Director Kevin D. Hartwick each qualify as a result of their accounting backgrounds as an Audit Committee Financial Expert as defined under the Sarbanes Oxley Act of 2002, the rules and regulations of the Securities and Exchange Commission and the corporate governance listing standards of the NASDAQ Stock Market. The Audit Committee met seven (7) times in 2006.

NOMINATING COMMITTEE

The Board of Directors has established a Nominating Committee which is currently composed of the following members of the Board of Directors: Royce L. Friesen (Chairman), William W. Cox and Martin A. Mariani. All of the members of the
Nominating Committee are "independent" within the requirements of the Sarbanes-Oxley Act of 2002, the rules and regulations of the Securities and Exchange Commission and the corporate governance listing standards of the Nasdaq Stock Market. The functions of the Nominating Committee are described in the Nominating Committee Charter adopted by the Board of Directors.

The Nominating Committee Charter includes a policy for consideration of candidates proposed by shareholders for election to the Board of Directors. Any recommendations by shareholders will be evaluated by the Nominating Committee in the same manner as any other recommendation and in each case in accordance with the Nominating Committee Charter. Shareholders that desire to recommend candidates for consideration by the Nominating Committee are directed to mail or deliver written recommendations to the Nominating Committee addressed as follows: North Valley Bancorp Nominating Committee, P.O. Box 994630, Redding, CA 96099-4630. Each recommendation must include the experience of the candidate that qualifies the candidate for consideration as a potential director for evaluation by the Nominating Committee. Shareholders who wish to nominate a candidate for election to the Corporation's Board of Directors, as opposed to recommending a potential nominee for consideration by the Nominating Committee, are required to comply with the advance notice and any other requirements of the Company's Bylaws, applicable laws and regulations.

SHAREHOLDER COMMUNICATIONS WITH DIRECTORS

A shareholder who wishes to communicate directly with the Company Board of Directors, a Committee of the Board or an individual Director should send it to:

                  Board of Directors (or Committee Name or Director's Name) c/o Corporate Secretary
                  North Valley Bancorp
                  P.O. Box 994630
                  Redding, California 96099-4630

The Corporate Secretary has been instructed to forward such correspondence to the Board Committee or individual as addressed as soon as practicable. If it is marked "Personal and Confidential", it will only be forwarded to the addressee. The Board has instructed the Corporate Secretary, prior to forwarding any correspondence, to review such correspondence and, in his discretion, not to forward certain items if they are deemed of a commercial or frivolous nature or otherwise inappropriate for the Board's consideration.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors and Executive Officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than 10% shareholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its Directors, Executive Officers, and 10% shareholders (if any) were complied with on a timely basis except for Ms. Vellutini who failed to file one Form 4 on a timely basis, and Mr. Watson who failed to file a Form 3 on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

                      COMPENSATION DISCUSSION AND ANALYSIS

INTRODUCTION

The Board of Directors of North Valley Bancorp strives to ensure that its compensation plan is consistent with the strategic goals and objectives of the Company and maintains the standards of good corporate governance.

PHILOSOPHY

All of the Company's compensation programs are designed to attract and retain key employees, motivating them to achieve and rewarding them for superior performance. Different programs are geared to short and longer-term performance with the goal of increasing stockholder value over the long term. Executive compensation programs impact all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. North Valley Bancorp believes the performance of every employee is important to its success and recognizes the importance of executive compensation and incentive programs to achieve improved performance.

North Valley Bancorp believes that the compensation of its executives should reflect their success as a management team, rather than individuals, in attaining key operating objectives, such as growth of deposits, loans, maintaining credit quality, growth of operating earnings and earnings per share and growth or maintenance of market share and long-term competitive advantage, and ultimately, in attaining an increased market price for its stock. North Valley Bancorp believes that the performance of the executives in managing the Company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. North Valley Bancorp also believes that their compensation should not be based on the short-term performance of the Company stock, whether favorable or unfavorable, but rather that the price of the Company stock will, in the long-term, reflect its operating performance, and ultimately, the management of the Company by its executives. North Valley Bancorp seeks to have the long-term performance of the Company stock reflected in executive compensation through stock option awards.

OVERVIEW OF COMPENSATION AND PROCESS

Elements of compensation for our executives include: salary, bonus, stock option awards, deferred compensation plans, salary continuation plan, health, disability and life insurance, and perquisites. Base salaries are set for our Executive Officers at the regularly scheduled winter meeting of the Compensation Committee. At this meeting, the Compensation Committee also reviews and recommends the management incentive plan for the new fiscal year (the "Executive Discretionary Incentive Plan") and recommends stock option awards for the Company's Executive Officers and certain other eligible employees.

At the beginning of each fiscal year, it has been the practice of the Compensation Committee to review the history of all the elements of each Executive Officer's total compensation over previous years and compare the compensation of the Executive Officers with that of the executive officers in an appropriate market place and industry comparison group. Typically, the Chief Executive Officer makes compensation recommendations to the Compensation Committee with respect to the Executive Officers who report to him. Such Executive Officers are not present at the time of these deliberations. The Chairman of the Board then makes compensation recommendations to the Compensation Committee with respect to the Chief Executive Officer, who is absent from that meeting. The Compensation Committee may accept or adjust such recommendations.

North Valley Bancorp chooses to pay each element of compensation in order to attract and retain the necessary executive talent, reward annual performance and provide incentive for their balanced focus on long-term strategic goals as well as short-term performance. The amount of each element of compensation is determined by or under the direction of the Compensation Committee, which uses the following factors to determine the amount of salary and other benefits to pay each Executive Officer:

     o Performance against corporate and individual objectives for the previous year;
     o Value of their unique skills and capabilities to support long-term performance of the Company;
     o    Achievement of strategic objectives;
     o    Earnings per share;
     o    Deposits and/or loan growth; and
     o    Any of the above measures compared to peer or other companies.

These elements fit into our overall compensation objectives by helping to secure the future potential of our operations, facilitating our strategic plan, providing proper compliance and regulatory compliance, and helping to create a cohesive team. Actual performance measures for the Executive Officers will be chosen by the Compensation Committee. During 2006, a benefits attorney was engaged to review non-qualified deferred compensation plans and to recommend changes to those plans to make them conform with IRS regulations and regulatory requirements and, further, to advise with regard to best practices concerning the structure and implementation of those plans.

                             EXECUTIVE COMPENSATION

BASE SALARY

It is the goal of the Company's Compensation Committee to establish salary compensation for its Executive Officers based on the Company's operating performance relative to comparable peer companies over a three-year to five-year period. North Valley Bancorp believes this gives it the opportunity to attract and retain talented managerial employees, both at the senior executive level and below.

BONUS

The Executive Discretionary Incentive Plan is designed to reward the Company's Executives for the achievement of short-term financial goals, including increases in performance against peer banks, the achievement of short-term and long-term strategic goals, and overall financial performance of the Company. It is the Company's general philosophy that management be rewarded for their performance as a team in the attainment of these goals, rather than individually. North Valley Bancorp believes that this is important to aligning our Executive Officers and promoting teamwork among them. Bonus percentages for Executive Officers were initially proposed by a compensation consultant based on analysis of peer banks and industry sector considerations. Those basic percentages, which are discretionary with the Compensation Committee, have generally been followed. Those percentages are as follows: for Executive Officers other than the Chief Executive Officer, the range is 10% - 40% of base salary; and for the Chief Executive Officer, the range is 10% - 50% of base salary. Similarly, Executive Officers are eligible for discretionary incentive stock option awards based on the following percentages: for Executive Officers other than the Chief Executive Officer, the range is 0% - 5% of base salary as the number of options considered for award; and for the Chief Executive Officer, the range is 0% - 6% of base salary as the number of options considered for award.

Although each Executive Officer is eligible to receive an award at the discretion of the Compensation Committee, the granting of the award as to any individual or officer as a group is first at the discretion of the Chief Executive Officer and then, based on his recommendation, at the discretion of the Compensation Committee and full Board. The Committee may choose whether to award the bonus and decides on the actual level of the award in light of all relevant factors after completion of the fiscal year.

The following Summary Compensation Table sets forth the compensation of the President and Chief Executive Officer (Principal Executive Officer) and the Executive Vice President and Chief Financial Officer (Principal Financial Officer) of the Company and the other most highly compensated Executive Officers for services in all capacities to the Company and its subsidiary during 2006:

                           SUMMARY COMPENSATION TABLE

                                                                                               CHANGE IN
                                                                                                PENSION
                                                                                               VALUE AND
                                                                                 NON-EQUITY   NONQUALIFIED
                                                                                 INCENTIVE     DEFERRED
                                                              STOCK    OPTION      PLAN       COMPENSATION   ALL OTHER
                                           SALARY    BONUS    AWARDS   AWARDS   COMPENSATION    EARNINGS    COMPENSATION    TOTAL
NAME AND PRINCIPAL POSITION        YEAR    (1)($)    (2)($)     ($)    (3)($)       ($)          (4)($)        (5)($)        ($)
---------------------------------  ----  ---------  --------  ------  --------  ------------  ------------  ------------  ---------
Michael J. Cushman                 2006  $ 275,625  $124,000      -   $ 65,065            -   $    285,059  $     16,704  $ 766,453
  President and Chief
  Executive Officer

Kevin R. Watson (6)                2006  $ 150,000  $ 63,000      -   $ 16,362            -              -  $      8,230  $ 237,592
  Executive Vice President
  and Chief Financial Officer

Scott R. Louis                     2006  $ 140,000  $ 49,000      -   $  2,531            -   $     17,391  $     10,082  $ 219,004
  Executive Vice President
  and Chief Operating Officer

Roger D. Nash                      2006  $ 140,000  $ 49,000      -   $ 10,054            -   $     24,777  $      7,030  $ 230,861
  Executive Vice President
  and Chief Credit Officer

Gary S. Litzsinger                 2006  $ 104,800  $ 36,380      -   $ 11,839            -   $     13,741  $      5,182  $ 171,942
  Executive Vice President
  and Chief Risk Officer

Leo J. Graham                      2006  $ 163,950  $ 57,382      -   $ 16,535            -   $    142,294  $     10,833  $ 390,994
  General Counsel and
  Corporate Secretary

Eric J. Woodstrom (7)              2006  $ 116,028  $ 40,000      -   $ 24,529            -   $    124,246  $    131,802  $ 436,605
  Former Executive Vice President
  and Chief Credit Officer

(1) Base salary includes 401(k) Plan and Executive Deferred Compensation Plan ("EDCP") contributions made by the officers.
(2) These bonus amounts were paid in 2007 attributable to 2006 performance.
(3) The amount reported in this column is the dollar amount recognized for financial statement reporting purposes for 2006 in accordance with FAS 123(R). The assumptions used to calculate FAS 123(R) fair value are described in footnote 1 to our consolidated financial statements included in our Annual Report on Form 10-K.
(4) The amounts in this column represent the increase in the actuarial net present value of all future retirement benefits under the individual's salary continuation plan and the above-market or preferential earnings on any nonqualified deferred compensation. The above-market rate is determined by using the amount above 120% of the Federal long-term rate. For 2006, the interest rate paid was 9.30%, and the above-market rate was determined to be 5.98%.
(5) Included in this column are perquisites described hereafter in the table under the heading "Perquisites."
(6) Mr. Watson joined the Company in March 2006. His annual base salary for 2006 was set at $180,000. The amount shown reflects base salary paid in 2006.
(7) Eric Woodstrom's employment contract dated January 2001 ended on October 6, 2007. He received $113,147 for severance, pro-rata bonus, and vacation pay pursuant to his employment contract. The amount is included in the "All Other Compensation" column.

PERQUISITES

Executive Officers who participated in the North Valley Bancorp 401(k) Plan received matching funds, as did all employees of the Company who participated in the Plan. All of the Company's employees and named Executive Officers are eligible to participate in the Company's ESOP Plan. Named Executive Officers, in addition, are eligible to receive health and insurance benefits the same as all other employees of the Company. In addition, named Executive Officers are eligible to participate in executive and key employee deferred compensation plans as discussed hereafter. Named Executive Officers also have certain perquisites as follows:

                                                   CLUB           401K
                                      AUTO     MEMBERSHIPS &    MATCHING
                                    ALLOWANCE      DUES       CONTRIBUTION     ESOP       TOTAL
NAME AND PRINCIPAL POSITION            ($)          ($)            ($)          ($)        ($)
----------------------------------  ---------  -------------  -------------  ---------  ---------
Michael J. Cushman                  $   2,350  $       3,540  $       3,850  $   6,964  $  16,704
  President and Chief
  Executive Officer

Kevin R. Watson                     $   4,750  $       3,480              -          -  $   8,230
  Executive Vice President
  and Chief Financial Officer

Scott R. Louis                      $   1,850  $       3,540  $       4,692          -  $  10,082
  Executive Vice President
  and Chief Operating Officer

Roger D. Nash                       $   1,450  $       3,480  $       2,100          -  $   7,030
  Executive Vice President
  and Chief Credit Officer

Gary S. Litzsinger                  $   1,450              -  $       3,732          -  $   5,182
  Executive Vice President
  and Chief Risk Officer

Leo J. Graham                               -  $       3,480  $       2,459  $   4,894  $  10,833
  General Counsel and
  Corporate Secretary

Eric J. Woodstrom                   $   4,500  $       2,220  $       5,710  $   6,225  $  18,655
  Former Executive Vice President
  and Chief Credit Officer

STOCK OPTION PLAN

North Valley Bancorp intends that its stock option award program is the primary vehicle for offering long-term incentives and rewarding its Executive Officers and key employees. The Company also regards its stock option award program as a key retention tool. This is a very important factor in its determination of the type of option award to grant and the number of underlying shares that are granted in connection with that award. Because of the direct relationship between the value of an option and the market price of the Company's common stock, North Valley Bancorp has always believed that granting stock options is the best method of motivating the Executive Officers to manage the Company in a manner that is consistent with the interests of the Company and its stockholders.

TIMING OF GRANTS

Stock options to the Company's Executive Officers and other key employees are typically granted annually in conjunction with the review of the individual performance of its Executive Officers. This review takes place at the regularly scheduled meeting of the Compensation Committee, which is held in conjunction with the quarterly meeting of the Board in January following the fiscal year under consideration. Grants to newly hired employees are effective on the date of grant as consideration for the hiring of the new employee. The exercise price of all stock options is set at the closing price of the day of the grant.

                     2006 GRANTS OF PLAN-BASED AWARDS TABLE

                                                                                      ALL OTHER   ALL OTHER
                                                                                        STOCK       OPTION               GRANT DATE
                               ESTIMATED FUTURE PAYOUTS    ESTIMATED FUTURE PAYOUTS    AWARDS:      AWARDS:   EXERCISE      FAIR
                                  UNDER NON-EQUITY               UNDER EQUITY         NUMBER OF   NUMBER OF    OR BASE    VALUE OF
                                INCENTIVE PLAN AWARDS       INCENTIVE PLAN AWARDS     SHARES OF   SECURITIES  PRICE OF    STOCK AND
                              --------------------------  --------------------------   STOCK OR   UNDERLYING   OPTION      OPTION
                      GRANT   THRESHOLD  TARGET  MAXIMUM  THRESHOLD  TARGET  MAXIMUM    UNITS      OPTIONS     AWARDS      AWARDS
NAME                  DATE       ($)      ($)      ($)       (#)      (#)      (#)       (#)        (1)(#)    (2)($/SH)    (3)($)
------------------  --------  ---------  ------  -------  ---------  ------  -------  ----------  ----------  ---------  ----------
Michael J. Cushman  02/03/06          -       -        -          -       -        -           -      14,963  $   17.95  $   63,179
Kevin R. Watson     04/27/06          -       -        -          -       -        -           -      10,000  $   16.38  $   38,969
Scott R. Louis             -          -       -        -          -       -        -           -           -          -           -
Roger D. Nash              -          -       -        -          -       -        -           -           -          -           -
Gary S. Litzsinger  02/03/06          -       -        -          -       -        -           -       2,856  $   17.95  $   12,060
Leo J. Graham       02/03/06          -       -        -          -       -        -           -       4,200  $   17.95  $   17,733
Eric J. Woodstrom   02/03/06          -       -        -          -       -        -           -       6,078  $   17.95  $   25,663

(1) Options granted under the 1998 Employee Stock Incentive Plan (the "1998 Plan") were either incentive options or non-statutory options and became exercisable in accordance with a vesting schedule established at the time of grant. Vesting cannot extend beyond ten years from the date of grant. Upon a change in control of North Valley Bancorp, all outstanding options under the 1998 Plan will become fully vested and exercisable. Options granted under the 1998 Plan are adjusted to protect against dilution in the event of certain changes in North Valley Bancorp's capitalization, including stock splits and stock dividends. All options granted to the named Executive Officers are incentive stock options and have an exercise price equal to the fair market value of North Valley Bancorp common stock on the date of grant.

(2) The exercise price was determined based upon the closing price of North Valley Bancorp common stock as reported on the NASDAQ Global Select Market on the grant date.

(3) The Black-Scholes option-pricing model was used to estimate the grant date fair value of the options in this column. Use of this model should not be construed as an endorsement of its accuracy. All stock option pricing models require predictions about the future movement of the stock price. Options awarded on February 3, 2006 were valued at $4.22/share in accordance with FAS 123(R), and options awarded on April 27, 2006 were valued at $3.90/share in accordance with FAS 123(R). The assumptions used to develop the February 3, 2006 grant date valuations were: risk-free rate of return of 4.5%, dividend rate of 2.3%, volatility rate of 29.6%, and an average term of 6.25 years. The assumptions used to develop the April 27, 2006 grant date valuations were: risk-free rate of return of 4.98%, dividend rate of 2.3%, volatility rate of 28.7%, and an average term of
     6.25 years. The real value of the options in this table will depend on the actual performance of the Company's common stock during the applicable period and the fair market value of the Company's common stock on the date the options are exercised.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes information about the options, warrants and rights and other equity compensation under the Company's equity plans as of December 31, 2006.

               OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

                                             OPTION AWARDS                                            STOCK AWARDS
                    ---------------------------------------------------------------  ---------------------------------------------
                                                                                                                          EQUITY
                                                                                                                         INCENTIVE
                                                                                                                           PLAN
                                                                                                               EQUITY     AWARDS:
                                                                                                             INCENTIVE   MARKET OR
                                                  EQUITY                                                        PLAN      PAYOUT
                                                 INCENTIVE                                                    AWARDS:    VALUE OF
                                                   PLAN                                                      NUMBER OF   UNEARNED
                     NUMBER OF     NUMBER OF      AWARDS:                                          MARKET     UNEARNED    SHARES,
                    SECURITIES     SECURITIES    NUMBER OF                           NUMBER OF    VALUE OF     SHARES,   UNITS OR
                    UNDERLYING     UNDERLYING   SECURITIES                           SHARES OR    SHARES OR   UNITS OR     OTHER
                    UNEXERCISED   UNEXERCISED   UNDERLYING                            UNITS OF    UNITS OF     OTHER      RIGHTS
                      OPTIONS       OPTIONS     UNEXERCISED     OPTION     OPTION    STOCK THAT  STOCK THAT    RIGHTS      THAT
                        (#)           (#)        UNEARNED      EXERCISE  EXPIRATION   HAVE NOT    HAVE NOT   THAT HAVE    HAVE NOT
                    --------------------------    OPTIONS       PRICE       DATE       VESTED      VESTED    NOT VESTED   VESTED
NAME                EXERCISABLE  UNEXERCISABLE      (#)          ($)                    (#)         ($)          (#)        ($)
------------------  -----------  -------------  -----------    --------  ----------  ----------  ----------  ----------  ---------
Michael J. Cushman   37,500(1)           -                -    $  10.63   8/19/2008           -           -           -          -
                     33,750(2)           -                -    $   8.58   2/16/2009           -           -           -          -
                     14,859(3)           -                -    $   8.87   4/26/2011           -           -           -          -
                     10,638(4)           -                -    $   9.40   1/24/2012           -           -           -          -
                     15,000(5)           -                -    $  10.24   7/25/2012           -           -           -          -
                     15,120(6)       3,780(6)             -    $  13.06   1/30/2013           -           -           -          -
                      7,200(7)       4,800(7)             -    $  15.72   1/20/2014           -           -           -          -
                      5,985(8)       8,978(8)             -    $  19.86   1/20/2015           -           -           -          -
                      2,992(9)      11,971(9)             -    $  17.95    2/3/2016           -           -           -          -

Kevin R. Watson       2,000(10)      8,000(10)            -    $  16.38   4/27/2016           -           -           -          -

Scott R. Louis        1,000(11)      1,500(11)            -    $  17.63   4/28/2015           -           -           -          -

Roger D. Nash         4,000(12)      6,000(12)            -    $  17.00  10/20/2015           -           -           -          -

Gary S. Litzsinger    2,400(13)      1,600(13)            -    $  16.18    8/5/2014           -           -           -          -
                        800(8)       1,200(8)             -    $  19.86   1/20/2015           -           -           -          -
                        571(9)       2,285(9)             -    $  17.95    2/3/2016           -           -           -          -

Leo J. Graham         3,000(7)       2,000(7)             -    $  15.72   1/20/2014           -           -           -          -
                      1,200(8)       1,800(8)             -    $  19.86   1/20/2015           -           -           -          -
                        840(9)       3,360(9)             -    $  17.95    2/3/2016           -           -           -          -

Eric J. Woodstrom    15,000(14)          -                -    $   7.25    1/4/2007           -           -           -          -
                      4,527(3)           -                -    $   8.87    1/4/2007           -           -           -          -
                      3,383(4)           -                -    $   9.40    1/4/2007           -           -           -          -
                     15,000(5)           -                -    $  10.24    1/4/2007           -           -           -          -
                      2,431(15)          -                -    $  19.86    1/4/2007           -           -           -          -

(1) These stock options vest 20% at grant date and vest 20% per year over the next four years; 100% were vested at August 19, 2002.
(2) These stock options vest 20% at grant date and vest 20% per year over the next four years; 100% were vested at February 16, 2003.
(3) These stock options vest 20% at grant date and vest 20% per year over the next four years; 100% were vested at April 26, 2005.
(4) These stock options vest 20% at grant date and vest 20% per year over the next four years; 100% were vested at January 24, 2006.
(5) These stock options vest 20% at grant date and vest 20% per year over the next four years; 100% were vested at July 25, 2006.
(6) These stock options vest 20% at grant date and vest 20% per year over the next four years; 80% were vested at January 30, 2006 with the remaining vesting to occur on January 30, 2007.
(7) These stock options vest 20% at grant date and vest 20% per year over the next four years; 60% were vested at January 20, 2006 with the remaining vesting to occur on January 20, 2007 and 2008.
(8) These stock options vest 20% at grant date and vest 20% per year over the next four years; 40% were vested at January 20, 2006 with the remaining vesting to occur on January 20, 2007, 2008 and 2009.
(9) These stock options vest 20% at grant date and vest 20% per year over the next four years; 20% were vested at February 3, 2006 with the remaining vesting to occur on February 3, 2007, 2008, 2009 and 2010.
(10) These stock options vest 20% at grant date and vest 20% per year over the next four years; 20% were vested at April 27, 2006 with the remaining vesting to occur on April 27, 2007, 2008, 2009 and 2010.
(11) These stock options vest 20% at grant date and vest 20% per year over the next four years; 40% were vested at April 28, 2006 with the remaining vesting to occur on April 28, 2007, 2008 and 2009.
(12) These stock options vest 20% at grant date and vest 20% per year over the next four years; 40% were vested at October 20, 2006 with the remaining vesting to occur on October 20, 2007, 2008 and 2009.
(13) These stock options vest 20% at grant date and vest 20% per year over the next four years; 60% were vested at August 5, 2006 with the remaining vesting to occur on August 5, 2007 and 2008.
(14) These stock options vest 20% at grant date and vest 20% per year over the next four years; 100% were vested at October 18, 2003.
(15) These stock options vest 20% at grant date and vest 20% per year over the next four years; 100% were vested at October 6, 2006.

OPTIONS EXERCISED AND STOCK VESTED

The following table summarizes information with respect to stock option awards exercised and restricted stock and restricted stock unit awards vested during fiscal year 2006 for each of the named executive officers.

                     OPTION EXERCISES AND STOCK VESTED TABLE

                           OPTION AWARDS               STOCK AWARDS
                     -------------------------   -------------------------
                      NUMBER OF                   NUMBER OF
                       SHARES         VALUE        SHARES         VALUE
                     ACQUIRED ON   REALIZED ON   ACQUIRED ON   REALIZED ON
                       EXERCISE      EXERCISE      VESTING       VESTING
NAME                     (#)           ($)          (#)            ($)
------------------   -----------   -----------   -----------   -----------
Michael J. Cushman             -             -             -             -
Kevin R. Watson                -             -             -             -
Scott R. Louis                 -             -             -             -
Roger D. Nash                  -             -             -             -
Gary S. Litzsinger             -             -             -             -
Leo J. Graham                  -             -             -             -
Eric J. Woodstrom         10,755   $    40,256             -             -

EMPLOYMENT AGREEMENTS

The Company entered into an Employment Agreement with Michael J. Cushman in 2001. The Company entered into an Employment Agreement with Leo J. Graham in 2004, revised in 2006. The Company entered into Employment Agreements with Gary
S. Litzsinger, Scott R. Louis and Roger D. Nash during 2005. The Company entered into an Employment Agreement with Kevin R. Watson in 2006.

The Employment Agreement entered into in 2001 with Mr. Cushman had an initial term of three years with annual renewals. The Employment Agreement entered into with Mr. Watson in 2006 has an initial term of one year. After the initial term, all Employment Agreements provide that they will be extended for additional one-year periods, or be at will, unless either the employee or the employer gives notice of non-renewal before the end of the term or extended term. All of the above employment agreements have been extended at their annual anniversary dates upon the same terms and conditions, except for Mr. Cushman whose agreement was extended at the end of its three year anniversary upon the same terms and conditions.

Under the terms of the Employment Agreements, all Executive Officers are eligible to participate in the Executive Deferred Compensation Plan and the Salary Continuation Agreements (see discussion below) and other benefits available to all other employees of the Company.

All Executive Officers are entitled to severance pay upon termination by the Company without cause in an amount ranging from six month's to 24 month's current base salary, except Mr. Cushman who is also entitled to a pro rata share of the prior year's annual incentive compensation.

                          POST-EMPLOYMENT COMPENSATION

SALARY CONTINUATION AGREEMENTS

The Salary Continuation Agreements provide for five general classes of benefits for Executive Officers, which benefits vest over a period of eight (8) to ten
(10) years with credit for prior service or as determined by the Chief Executive Officer and the Board of Directors:

     (1)    Normal  Retirement  Benefits.   The  normal  retirement  benefit  is
calculated to provide a target benefit in the amount equal to sixty percent (60%) of the executive's compensation at the time of retirement (age 65) or a lesser amount as determined by the Chief Executive Officer and the Board of Directors.

     (2) Early Termination Benefit. The early termination benefit is the vested portion of the target retirement benefit.

     (3) Disability Benefit. The disability benefit is a Disability Lump Sum Benefit specified in the agreement for the plan year immediately preceding the disability, payable only upon total disability as defined in the agreement.

     (4) Death Benefit. The death benefit is an amount determined by a formula that takes into account the number of years of service and the anticipated compensation level at the age of retirement.

     (5) Change of Control Benefit. The change of control benefit is an amount determined as follows: Executive's Fully Vested Present Value Benefit payable at age 65 for the current plan year plus two times the Executive's current Plan Year Compensation, except as to the Chief Executive Officer, 2.99 times plan year compensation. This benefit is payable only in the event of a change in control as defined in the agreement and is limited by the provisions of Internal Revenue Code section 280(g).

In consulting with compensation consultant, Clark Consulting, the Company determined that it would be more cost effective for the Company to acquire prepaid policies of insurance to fund these anticipated future obligations than to pay annual premiums. The Company, as a result of acquiring the prepaid policies, will have cash values in the policies in excess of the amount paid for those policies.

The Company and the Executive Officers who have Salary Continuation Agreements have entered into split dollar life insurance agreements in connection with the life insurance policies obtained by the Company on their lives.

The following table illustrates the approximate annual retirement income that may become payable to a key employee credited with the number of years of service shown, assuming that benefits commence at age 65 and are payable in the form of an annuity for the employee's life or for 20 years (whichever is greater):

                            ANNUAL RETIREMENT INCOME
                            YEARS OF CREDITED SERVICE

FINAL AVERAGE
COMPENSATION        1            2            3            4            5
-------------   ----------   ----------   ----------   ----------   ----------
$     100,000   $    6,000   $   12,000   $   18,000   $   24,000   $   30,000
      120,000        7,200       14,400       21,600       28,800       36,000
      140,000        8,400       16,800       25,200       33,600       42,000
      160,000        9,600       19,200       28,800       38,400       48,000
      180,000       10,800       21,600       32,400       43,200       54,000
      200,000       12,000       24,000       36,000       48,000       60,000
      250,000       15,000       30,000       45,000       60,000       75,000
      300,000       18,000       36,000       54,000       72,000       90,000

FINAL AVERAGE
COMPENSATION        6            7            8            9            10
-------------   ----------   ----------   ----------   ----------   ----------
$     100,000   $   36,000   $   42,000   $   48,000   $   54,000   $   60,000
      120,000       43,200       50,400       57,600       64,800       72,000
      140,000       50,400       58,800       67,200       75,600       84,000
      160,000       57,600       67,200       76,800       86,400       96,000
      180,000       64,800       75,600       86,400       97,200      108,000
      200,000       72,000       84,000       96,000      109,000      121,000
      250,000       90,000      105,000      120,000      135,000      150,000
      300,000      108,000      126,000      144,000      162,000      180,000

Mr. Cushman began accruing retirement benefits under his Salary Continuation Agreement effective January 1, 2001, and is fully vested. Messrs. Graham, Litzsinger, Louis, Nash and Watson began accruing retirement benefits under their Salary Continuation Agreements effective as shown on the Plan Participation Exhibit filed with the Securities Exchange Commission.

As of December 31, 2006, the Company's aggregate accrued obligations under the Salary Continuation Agreements were $4,403,000 (includes obligations to retirees under old plans).

                             PENSION BENEFITS TABLE

                                                NUMBER OF
                                                  YEARS     PRESENT VALUE
                                                 CREDITED   OF ACCUMULATED   PAYMENTS DURING
NAME                         PLAN NAME           SERVICE       BENEFIT       LAST FISCAL YEAR
------------------   ------------------------   ---------   --------------   ----------------
Michael J. Cushman   Salary Continuation Plan           8   $      327,041                  -
Kevin R. Watson      Salary Continuation Plan           1                -                  -
Scott R. Louis       Salary Continuation Plan           1   $       19,139                  -
Roger D. Nash        Salary Continuation Plan           1   $       23,817                  -
Gary S. Litzsinger   Salary Continuation Plan           2   $       29,512                  -
Leo J. Graham        Salary Continuation Plan           3   $      155,695                  -

EXECUTIVE DEFERRED COMPENSATION PLAN

The Executive Deferred Compensation Plan ("EDCP"), adopted by the Directors of the Company and its subsidiary effective January 1, 2001 and restated effective January 1, 2006, is a nonqualified executive benefit plan in which the eligible executive voluntarily elects to defer some or all of his or her current compensation in exchange for the Company's promise to pay a deferred benefit. The deferred compensation is credited with interest under the plan and the accrued liability is paid to the executive at retirement. Unlike a 401(k) plan or a pension plan, an EDCP is a nonqualified plan. Accordingly, this plan is selectively made available to certain highly compensated employees and executives without regard to the nondiscrimination requirements of qualified plans. The EDCP is also an unfunded plan, which means there are no specific assets set aside to fund the plan. The Company has purchased life insurance policies in order to provide for payment of its obligations under the Executive Deferred Compensation Plan, but the executive has no rights under the plan beyond those of a general creditor of the plan sponsor. The deferred amount is not taxable income to the individual and is not a tax-deductible expense to the plan sponsor.

The EDCP is embodied in a written agreement between the plan sponsor and the executive selected to participate in the plan. The agreement includes provisions that indicate the benefits to be provided at retirement or in the event of death, disability, or termination of employment prior to retirement. The agreement provides for full vesting of deferred amounts since the executive is setting aside his or her current compensation. If the individual leaves, the account balance would be paid according to the terms specified in the agreement. If the individual were to die prior to or during retirement, the promised benefits would be paid to the individual's beneficiary or estate.

As of December 31, 2006, the Company's accrued obligations under the executive deferred compensation plans were $287,000.

                    NONQUALIFIED DEFERRED COMPENSATION TABLE

                                    EXECUTIVE          REGISTRANT         AGGREGATE          AGGREGATE          AGGREGATE
                                 CONTRIBUTIONS IN   CONTRIBUTIONS IN   EARNINGS IN LAST     WITHDRAWALS/     BALANCE AT LAST
                                 LAST FISCAL YEAR   LAST FISCAL YEAR      FISCAL YEAR      DISTRIBUTIONS     FISCAL YEAR-END
             NAME                      ($)                 ($)               (1)($)              ($)               ($)
------------------------------   ----------------   ----------------   ----------------   ----------------   ----------------
Michael J. Cushman                            -                  -     $          5,509                -     $         61,643
Kevin R. Watson                               -                  -                  -                  -                  -
Scott R. Louis                   $         44,605                -     $          2,905                -     $         47,510
Roger D. Nash                    $         50,000                -     $          2,642                -     $         52,642
Gary S. Litzsinger               $          6,000                -     $            467                -     $          6,467
Leo J. Graham                                 -                  -     $            621                -     $          6,897

(1) Earnings credited to the accounts are based upon the terms of the Deferred Compensation Plan. The rate credited for 2006 was 9.30%.

CHANGE IN CONTROL AGREEMENTS

In the event of a sale, dissolution or liquidation of the Company or a merger or a consolidation in which the Company is not the surviving or resulting Company, a "change in control" occurs.

All Executive Officers are, upon a change in control of the Company, entitled under their Employment Agreements to receive the "change in control" benefits described in their Salary Continuation Agreements (see discussion below).

All options outstanding under the 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan which at the time are not fully vested may, nonetheless, under the terms of the relevant agreement of merger or consolidation or plan of sale, liquidation or dissolution, be entitled to be exercised as if they were fully (100 percent) vested. Summary information regarding each Company stock option plan is set forth below.

The North Valley Bank Executive Deferred Compensation Agreement and North Valley Bank Executive Salary Continuation Agreement provide for the acceleration of the payment of benefits to Executive Officers thereunder upon a change in control of the Company. Summary information regarding each such agreement is set forth below.

       POTENTIAL PAYMENTS UPON TERMINATION RELATED TO A CHANGE IN CONTROL

                                                                                                                 AMOUNT PAYABLE
NAME                                                   PAYMENT BASIS                                                  (1)
--------------------   --------------------------------------------------------------------------------------   ----------------
Michael J. Cushman     Payment of Three-times current Salary plus 3-year Average Bonus and Accelerated
                       vesting of Salary Continuation Plan                                                      $      2,725,798
Kevin R. Watson        Payment of Two-times current Salary plus 3-year Average Bonus and Accelerated vesting
                       of Salary Continuation Plan                                                              $      1,010,411
Scott R. Louis         Payment of Two-times current Salary plus 3-year Average Bonus and Accelerated vesting
                       of Salary Continuation Plan                                                              $        541,772
Roger D. Nash          Payment of Two-times current Salary plus 3-year Average Bonus and Accelerated vesting
                       of Salary Continuation Plan                                                              $        589,262
Gary S. Litzsinger     Payment of Two-times current Salary plus 3-year Average Bonus and Accelerated vesting
                       of Salary Continuation Plan                                                              $        518,909
Leo J. Graham          Payment of Two-times current Salary plus 3-year Average Bonus and Accelerated vesting
                       of Salary Continuation Plan                                                              $      1,369,487

(1) The amount payable is limited as the Agreements limit the amount of payment to any named executive officer as a result of a change in control, including the value of acceleration of any equity awards and salary continuation plans, to the maximum amount permissible to avoid an "excess parachute payment" under Section 280(g) of the Internal Revenue Code.

                          COMPENSATION COMMITTEE REPORT

The Compensation Committee consists of the following members of the Company's Board of Directors: Royce L. Friesen (Chairman), William W. Cox and Martin A. Mariani. All members of the Committee are independent as defined under the Sarbanes Oxley Act of 2002, the rules and regulations of the Securities and Exchange Commission and the corporate governance listing standards of the NASDAQ Stock Market.

The Compensation Committee reviews and recommends to the Board of Directors, salaries, performance based incentives, both annual and long-term, and other matters relating to the compensation of the Chief Executive Officer and the Chief Executive Officer's recommendations as to Executive Officers, taking into consideration non-salary based benefits in the form of Company paid expenses for car allowances and club memberships. The Committee determines the base salary for the Chief Executive Officer by: (1) examining the Company's performance against its preset goals, (2) examining the Company's performance within the banking industry, (3) evaluating the overall performance of the Chief Executive Officer, and (4) comparing the base salary of the Chief Executive Officer to that of other chief executive officers in the banking industry in the Company's market area. In January 2007, the Committee recommended, and the Board approved, the following executive salaries effective February 1, 2007: Mr. Cushman's annual salary of $286,650; Mr. Watson's annual salary of $187,200; Mr. Louis' annual salary of $154,000; Mr. Nash's annual salary of $154,000; Mr. Litzsinger's annual salary of $111,100, and Mr. Graham's annual salary of $170,500.

The members of the Compensation Committee have reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the North Valley Bancorp Annual Report on Form 10-K for the year ended December 31, 2006.

                                             Submitted by:

                                             Royce L. Friesen, Chairman
                                             William W. Cox
                                             Martin A. Mariani

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During  the  fiscal  year  2006,   Mr.  Michael  J.  Cushman   participated   in
deliberations of the Company's Board of Directors concerning executive officer compensation for all Executive Officers, excluding himself.

                              DIRECTOR COMPENSATION

DIRECTOR DEFERRED FEE PLAN

The Director Deferred Fee Plan ("DDFP"), adopted by the Directors of the Company and its subsidiary effective January 1, 2001 and restated effective January 1, 2006, is a nonqualified director benefit plan in which the eligible director voluntarily elects to defer some or all of his or her current fees in exchange for the Company's promise to pay a deferred benefit. The deferred fees are credited with interest under the plan and the accrued liability is paid to the director at retirement. Unlike a 401(k) plan or a pension plan, a DDFP is a nonqualified plan. Accordingly, this plan is only made available to outside directors without regard to the nondiscrimination requirements of qualified plans. The DDFP is also an unfunded plan, which means there are no specific assets set aside to fund the plan. The Company has purchased life insurance policies in order to provide for payment of its obligations under the Director Deferred Fee Plan, but the director has no rights under the plan beyond those of a general creditor of the plan sponsor. The deferred amount is not taxable income to the individual and is not a tax-deductible expense to the plan sponsor.

The Company and the Directors who have DDFP Agreements have entered into split dollar life insurance agreements in connection with the life insurance policies obtained by the Company and its subsidiary on their lives.

The DDFP is embodied in a written agreement between the plan sponsor and the director selected to participate in the plan. The agreement includes provisions that indicate the benefits to be provided at retirement or in the event of death, disability, or termination of Board membership prior to retirement. The agreement provides for full vesting of deferred amounts since the director is setting aside his or her current fees. If the individual leaves, the account balance would be paid according to the terms specified in the agreement. If the individual were to die prior to or during retirement, the promised benefits would be paid to the individual's beneficiary or estate.

As of December 31, 2006, the Company's aggregate accrued obligations under the Directors Deferred Fee Plan were $2,351,000.

COMPONENTS OF DIRECTOR COMPENSATION

North Valley Bancorp reviews the level of compensation of our non-employee directors on an annual basis. To determine whether the current level of compensation for its non-employee directors is appropriate, North Valley Bancorp has historically obtained data from a number of different sources including:

     o  Publicly  available  data  describing  director   compensation  in  peer
        companies;
     o Data provided by the California Banker's Association with regard to director compensation;
     o  Information obtained directly from other companies.

During 2006, each Director (other than the Chairman) of North Valley Bancorp was paid $3,000 per quarterly meeting of the Board of Directors and each Director (other than the Chairman) of North Valley Bank was paid $500 per monthly meeting of the Board of Directors. Payments per Loan Committee meeting of North Valley Bank during 2006 were $250 per meeting. The Chairman of the Board of Directors of the Company was paid $5,000 per quarterly meeting and the Chairman of the Board of Directors of North Valley Bank was paid $850 per Board of Directors meeting during 2006. The Chairman of the Loan Committee was paid $350 per meeting during 2006. The Chairman of the Audit Committee was paid a quarterly fee of $1,000 during 2006. The Chairman of the Compensation Committee was paid a quarterly fee of $850 during 2006.

Commencing in 1998, each non-employee Director of the Company has received an award of 900 shares of Common Stock as part of his or her annual retainer as a Director pursuant to the 1998 Employee Stock Incentive Plan. Each award is fully vested when granted to the outside Director.

During 2006, cash compensation paid to Directors of the Company totaled $49,100 and payment of additional Director Compensation of $157,100 was deferred under the DDFP. Directors of the Company also received 900 annual retainer shares at $17.09 totaling $123,048. Directors electing coverage under the group health insurance plan available to employees of the Company have been required to pay 100% of their health insurance premiums since January 1989.

The following table sets forth information with regard to compensation earned by non-employee Directors in 2006. Compensation earned by employee Directors is described in the "Executive Compensation" section above.

                           DIRECTOR COMPENSATION TABLE

                                                                                         CHANGE IN
                                                                                          PENSION
                                                                                         VALUE AND
                                                                          NON-EQUITY    NONQUALIFIED
                             FEES EARNED                                  INCENTIVE       DEFERRED
                             OR PAID IN       STOCK          OPTION          PLAN       COMPENSATION     ALL OTHER
                                CASH          AWARDS         AWARDS      COMPENSATION     EARNINGS     COMPENSATION      TOTAL
         NAME (2)              (1)($)          ($)            ($)            ($)           (3)($)          ($)            ($)
-------------------------   ------------   ------------   ------------   ------------   ------------   ------------   -----------
William W. Cox              $     21,500   $     15,381            -              -     $      8,406            -     $    45,287
Royce L. Friesen            $     21,400   $     15,381            -              -     $      5,312            -     $    42,093
Dante W. Ghidinelli         $     24,500   $     15,381            -              -     $      4,180            -     $    44,061
Kevin D. Hartwick           $     20,250   $     15,381            -              -     $      3,950            -     $    39,581
Roger B. Kohlmeier          $     21,850   $     15,381            -              -              -              -     $    37,231
Martin A. Mariani           $     19,000   $     15,381            -              -     $        197            -     $    34,578
Dolores M. Vellutini        $     18,000   $     15,381            -              -     $      3,615            -     $    36,996
J.M. Wells, Jr.             $     36,200   $     15,381            -              -     $     18,661            -     $    70,242

(1)  Includes only directors who served during 2006.
(2) Includes cash payments made to directors of North Valley Bancorp for meetings attended during 2006.
(3) The amounts in this column represent the above-market or preferential earnings on any nonqualified compensation. The above-market rate is determined by using the amount above 120% of the Federal long-term rate. For 2006, the interest rate paid was 9.30%, and the above-market rate was determined to be 5.98%.

The following table shows the aggregate number of stock awards and option awards outstanding for each non-employee director as of December 31, 2006. There were no stock awards or stock options granted to non-employee directors during 2006.

                             AGGREGATE STOCK      AGGREGATE OPTION     GRANT DATE FAIR
                                  AWARDS               AWARDS         VALUE OF STOCK AND
                            OUTSTANDING AS OF      OUTSTANDING AS     OPTION AWARDS MADE
                                 12/31/06           OF 12/31/06          DURING 2006
NAME                               (#)                 (1)(#)                ($)
-------------------------   ------------------   ------------------   ------------------
William W. Cox                             -                 49,200   $           15,381
Royce L. Friesen                           -                 27,000   $           15,381
Dante W. Ghidinelli                        -                 49,500   $           15,381
Kevin D. Hartwick                          -                 53,801   $           15,381
Roger B. Kohlmeier                         -                    -     $           15,381
Martin A. Mariani                          -                    -     $           15,381
Dolores M. Vellutini                       -                 53,801   $           15,381
J.M. Wells, Jr.                            -                 43,000   $           15,381

(1)  All outstanding director stock options are 100% vested.

NORTH VALLEY BANCORP 1989 DIRECTOR STOCK OPTION PLAN

Under the North Valley Bancorp 1989 Director Stock Option Plan, as amended (the "1989 Director Plan"), which was adopted by the Board of Directors in December 1989 and by the shareholders of the Company at the 1990 Annual Meeting, each member of the Board of Directors, including employees who are Directors, automatically received every January a nonstatutory stock option to purchase 1,000 shares of the Company's Common Stock. Effective upon adoption of the North Valley Bancorp 1999 Director Stock Option Plan, no further grants of options have been made or will be made under the 1989 Director Plan. Pursuant to the 1989 Director Plan, as of April 13, 2007, there were outstanding options to purchase 11,700 shares of Common Stock.

Options granted under the 1989 Director Plan vest immediately as to 20%, with an additional 20% vesting on each of the first four anniversary dates following the date of grant. Such options are exercisable for a period of 10 years from the date of grant at a price which shall be 85% of the fair market value of the Company's Common Stock on the date of grant. The exercise price can be paid by cash, certified check, official bank check or the equivalent thereof acceptable to the Company. Options granted pursuant to the 1989 Director Plan automatically expire three months after termination of service as a Director for any reason other than cause, death or disability. In the case of termination of service due to death or disability, such options terminate one year from the date of such termination of service. In the event that service as a Director is terminated for cause, the options granted pursuant to the Director Plan expire 30 days after such termination.

The 1989 Director Plan is presently administered by the Board of Directors, which has the authority to delegate some or all of its duties to a committee of the Board of Directors appointed for this purpose, which committee must be composed of not less than three members of the Board of Directors. This committee is generally authorized to administer the 1989 Director Plan in all respects, subject to the express terms of the 1989 Director Plan.

The 1989 Director Plan provides for adjustment of and changes in the shares of Common Stock reserved for issuance in the event certain changes occur or in the event of the sale, dissolution or liquidation of the Company or any reorganization, merger or consolidation of the Company.

NORTH VALLEY BANCORP 1998 EMPLOYEE STOCK INCENTIVE PLAN

The North  Valley  Bancorp  1998  Employee  Stock  Incentive  Plan  (the  "Stock
Incentive Plan") was adopted by the Board of Directors in February 1998 and approved by the shareholders of the Company at the 1998 Annual Meeting. The Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options or non-statutory stock options to key employees) and also provides for the award of shares of Common Stock to outside directors. The shares of Common Stock authorized to be awarded as options under the Stock Incentive Plan consist of 600,000 shares increased in an amount equal to 2% of shares outstanding each year, commencing January 1, 1999. The Stock Incentive Plan defines "key employee" as a common-law employee of the Company, its parent or any subsidiary of the Company, an "outside director," or a consultant or advisor who provides services to the Company, its parent or any subsidiary of the Company. For purposes of the Stock Incentive Plan, an "outside director" is defined as a member of the Board who is not a common-law employee of the Company, its parent or any subsidiary of the Company.

Pursuant to the Stock Incentive Plan, as of April 13, 2007, there were outstanding options to purchase 434,291 shares of Company Common Stock, with 925,982 shares remaining available for grant.

The award of 900 shares of Common Stock to each outside director as an annual retainer under the Plan is fully taxable at the time of the grant. The Company receives a compensation expense deduction in the same amount. If the outside director disposes of the Common Stock prior to 12 months after the date of grant, any gain (or loss) will be a short-term capital gain. If the shares are held for longer than 12 months, any gain (or loss) will be taxed at long-term capital gain rates.

The Stock Incentive Plan is administered by a committee of the Board of Directors. As of April 13, 2007, the Committee members are Royce L. Friesen, Dante W. Ghidinelli, Kevin D. Hartwick, Roger B. Kohlmeier and Dolores M. Vellutini. The Committee must have a membership composition which enables the Stock Incentive Plan to qualify under SEC Rule 16b-3 with regard to the grant of options or other rights under the Stock Incentive Plan to persons who are subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Subject to the requirements of applicable law, the Committee may designate persons other than members of the Committee to carry out its responsibilities and may prescribe such conditions and limitations as it may deem appropriate, except that the Committee may not delegate its authority with regard to the selection for participation of or the granting of options or determining awards or other rights under the Stock Incentive Plan to persons subject to Section 16 of the Exchange Act.

In the event that the Company is a party to a merger or other reorganization, outstanding options and stock awards shall be subject to the agreement of merger or reorganization. Such agreement may provide, without limitation, for the assumption of outstanding options by the surviving corporation or its parent, for their continuation by the Company (if the Company is a surviving corporation), for accelerated vesting and accelerated expiration, or for settlement in cash.

NORTH VALLEY BANCORP 1999 DIRECTOR STOCK OPTION PLAN

On April 1, 1999, the Board of Directors adopted the North Valley Bancorp 1999 Director Stock Option Plan (the "1999 Director Stock Option Plan"), pursuant to which all members of the Board of Directors are eligible for the award of non-statutory stock options to purchase shares of the Company's Common Stock. Non-statutory stock options are options not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

The 1999 Director Stock Option Plan replaced the existing North Valley Bancorp 1989 Director Stock Option Plan, as amended (the "1989 Director Plan") and was approved by the shareholders at the 1999 Annual Meeting.

The 1999 Director Stock Option Plan is administered by the Board of Directors. All awards of options are at the discretion of the Board of Directors. The Board of Directors has the authority to delegate some or all of its duties in administering the 1999 Director Stock Option Plan to a committee of the Board of Directors appointed for this purpose, composed of not less than two members of the Board of Directors who qualify as non-employee directors. The body administering the 1999 Director Stock Option Plan is generally authorized to administer such Plan in all respects, subject to the express terms of such Plan, including the full power to make all determinations necessary or advisable for its administration.

All members of the Board of Directors of the Company and its subsidiary, including employees of the Company who are directors, are eligible to participate in the 1999 Director Stock Option Plan. As of April 13, 2007, there were nine directors eligible to participate in the 1999 Director Stock Option Plan.

Shares covered by options granted pursuant to the 1999 Director Stock Option Plan are authorized but unissued shares of the Company's Common Stock. The maximum aggregate number of shares of Common Stock which may be optioned and sold under the 1999 Director Stock Option Plan is equal to 10 percent of the total shares of the Company's Common Stock issued and outstanding from time to time. As of April 13, 2007, there were options outstanding under the 1999 Director Stock Option Plan for the purchase of 339,802 shares of Common Stock. On the same date, there were 7,354,625 shares of Common Stock issued and outstanding. Thus, as of April 13, 2007, a total of 225,767 shares of Common Stock were available for the grant of additional options under the 1999 Director Stock Option Plan.

The 1999 Director Stock Option Plan includes provisions for adjustment of and changes in the shares reserved for issuance in the event that the shares of Common Stock of the Company are changed into or exchanged for a different number of kind of shares of stock or other securities of the Company or other corporation, whether by reason or reorganization, merger, consolidation,
recapitalization,   reclassification,  stock  dividend,  stock  split  or  other changes.

The 1999 Director Stock Option Plan also includes provisions regarding the sale, dissolution or liquidation of the Company and any reorganization, merger or consolidation in which the Company is not the surviving or resulting corporation. If the Company is not the surviving or resulting corporation, the Board of Directors shall have the power to terminate all options under the 1999 Director Stock Option Plan, provided that each optionee shall have the right prior to the effective date of such sale, dissolution, liquidation, reorganization, merger or consolidation to exercise any outstanding option in full, without regard to the option's vesting schedule.

Options granted under the 1999 Director Stock Option Plan may only be non-statutory stock options. Each option will be 20 percent exercisable or "vested" immediately upon the date of grant and will become further vested at the rate of 20 percent on each of the first four anniversary dates thereafter. Options are exercisable for a period of ten years after the date of grant. The exercise price for the options will be 85 percent of the fair market value of the shares on the date of grant, as determined by the Board of Directors. So long as the Company's Common Stock is traded on the NASDAQ Stock Market, such fair market value shall be equal to the last transaction price quoted for such date on the NASDAQ Stock Market.

Each option granted under the 1999 Director Stock Option Plan has a termination date of ten years after the date of grant. In addition, each option automatically expires three months after termination of service as a director other than for cause, except that in the case of termination of service due to mandatory retirement, death or disability, an option will remain in effect unchanged. If a director is removed from the Board of Directors for cause, the option will expire 30 days after such termination of service.

The Board of Directors may amend, suspend or terminate the 1999 Director Stock Option Plan at any time and for any reason. Any amendment is subject to the approval of the shareholders of the Company only to the extent required by applicable laws or regulations. No amendment or termination may adversely affect the rights of an optionee under a previously awarded option, without the optionee's consent.

No taxable income is recognized by an optionee upon the award of a non-statutory stock option under the 1999 Director Stock Option Plan. The exercise of a non-statutory stock option awarded under the 1999 Director Stock Option Plan results in the realization of ordinary income to the optionee in an amount equal to the difference between the exercise price and the fair market value of the shares on the date of exercise. For federal income tax purposes, the Company will be entitled to a compensation expense deduction in the same amount. The 1999 Director Stock Option Plan allows an optionee to satisfy any withholding tax requirement in connection with the exercise of an option by the withholding of shares from the total number of shares issuable upon exercise of the option or by the delivery to the Company of shares of Company Common Stock that have been held by the optionee for at least six months. Any such arrangement must be acceptable to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the knowledge of the Company, no person or entity was the beneficial owner of more than five percent (5%) of the outstanding shares of the Company's Common Stock, except as described below and in the following table.

                                                              AMOUNT AND NATURE OF
   TITLE OF CLASS      NAME AND ADDRESS OF BENEFICIAL OWNER   BENEFICIAL OWNERSHIP   PERCENT OF CLASS (1)
--------------------   ------------------------------------   --------------------   --------------------
Common Stock           Wellington Management Company LLP                   366,100                   5.02%
                       75 State Street
                       Boston, MA 02109

(1) Number of shares and percentage are based on information contained in Amendment No. 6 to Schedule 13G, as filed by Wellington Management Company LLP with the Securities and Exchange Commission on February 14, 2007.

PROPOSED MERGER

As announced by the Company on April 11, 2007 and reported on the Company's Current Report on Form 8-K, filed with the Commission on April 11, 2007 (the "Current Report"), the Company has entered into an Agreement and Plan of Merger dated April 10, 2007 (the "Merger Agreement"), pursuant to which the Company will merge with and into Sterling Financial Corporation, a Washington corporation ("Sterling"), with Sterling being the surviving corporation. A copy of the Merger Agreement (together with certain other information regarding the proposed merger) is provided in the Current Report. The transaction is expected to close in the third quarter of 2007, pending approval of the merger by the shareholders of the Company, the receipt of all necessary regulatory approvals, and the satisfaction of other closing conditions which are customary for such transactions. As a result of the Merger Agreement, the Board of Directors of the Company has decided to postpone its 2007 Annual Meeting of Shareholders and, as described in the Current Report, Sterling will file its registration statement on Form S-4 with the SEC containing the North Valley Bancorp proxy statement and prospectus which the Company intends to send its shareholders seeking shareholder approval to consummate the transaction. The Board of Directors of the Company has unanimously approved the Merger Agreement and the proposed merger with Sterling and each member of the Board of Directors has entered into a voting agreement with Sterling pursuant to which such director has agreed to vote all of his or her shares of Company common stock in favor of the transaction.

OWNERSHIP TABLE

The following table sets forth certain information regarding ownership of the Company's Common Stock with respect to each Director of the Company and North Valley Bank, and each current executive officer named in the Summary Compensation Table in Item 11 of this report, as well as for all other Executive Officers of the Company and North Valley Bank and for all current Directors and Executive Officers as a group. All of the shares of Common Stock of the Company shown in the following table are owned both of record and beneficially, except as indicated in the notes to the table, as of April 13, 2007. The table should be read with the understanding that more than one person may be the beneficial owner or possess certain attributes of beneficial ownership with respect to the same securities. Therefore, careful attention should be given to the footnote references set forth in the column "Percent of Class." For the purpose of this disclosure and the disclosure of ownership of shares by management, shares are considered to be "beneficially" owned if the person has or shares the power to vote or direct the voting of the shares, the power to dispose of or direct the disposition of the shares, or the right to acquire beneficial ownership (as so defined) within 60 days of April 13, 2007.

                                                                    BENEFICIAL        PERCENT OF
BENEFICIAL OWNER                  POSITION                         OWNERSHIP(1)        CLASS(2)
-------------------------------   ------------------------------   ------------      ------------
William W. Cox(6)                 Director,                              61,418                 *
                                  North Valley Bancorp
                                  North Valley Bank
Michael J. Cushman(5)             President and Chief Executive         185,400              2.47%
                                  Officer and Director,
                                  North Valley Bancorp
                                  North Valley Bank
Royce L. Friesen (3)              Director,                             234,157              3.17%
                                  North Valley Bancorp
                                  North Valley Bank
Dante W. Ghidinelli(3)(7)         Director,                             279,103              3.77%
                                  North Valley Bancorp
                                  North Valley Bank
Leo J. Graham(5)                  General Counsel and                     9,214                 *
                                  Corporate Secretary
                                  North Valley Bancorp
                                  North Valley Bank
Kevin D. Hartwick(3)(8)           Director,                             248,268              3.35%
                                  North Valley Bancorp
                                  North Valley Bank
Roger B. Kohlmeier (3)            Director,                             214,502              2.92%
                                  North Valley Bancorp
                                  North Valley Bank
Gary S. Litzsinger(5)             Executive Vice President and            5,580                 *
                                  Chief Risk Officer
                                  North Valley Bancorp
                                  North Valley Bank
Scott R. Louis(5)                 Executive Vice President and            2,120                 *
                                  Chief Operating Officer
                                  North Valley Bancorp
                                  North Valley Bank
Martin A. Mariani                 Director,                              15,258                 *
                                  North Valley Bancorp
                                  North Valley Bank
Roger D. Nash(5)                  Executive Vice President and            5,120                 *
                                  Chief Credit Officer
                                  North Valley Bancorp
                                  North Valley Bank
Dolores M. Vellutini              Director,                             298,727              4.03%
(3)(9)                            North Valley Bancorp
                                  North Valley Bank
Kevin R. Watson(5)                Executive Vice President and            3,440                 *
                                  Chief Financial Officer
                                  North Valley Bancorp
                                  North Valley Bank
J.M.("Mike") Wells, Jr. (10)      Chairman,                             168,222              2.27%
                                  North Valley Bancorp
                                  North Valley Bank
                                                                   ------------      ------------
All Directors and Executive                                             837,319             10.72%
Officers as a group
(14 persons) (12) (13) (14)

(1) Includes shares beneficially owned, directly and indirectly, together with associates. Subject to applicable community property laws and shared voting and investment power with a spouse, sole investment and voting power is held by the beneficial owner of all shares unless noted otherwise. Includes stock options granted pursuant to the North Valley Bancorp 1989 Director Stock Option Plan, the North Valley Bancorp 1998 Employee Stock Incentive Plan and the North Valley Bancorp 1999 Director Stock Option Plan with:
     49,200 shares exercisable within 60 days of April 13, 2007 by Mr. Cox, 158,201 shares exercisable within 60 days of April 13, 2007 by Mr. Cushman; 27,000 shares exercisable with 60 days of April 13, 2007 by Mr. Friesen; 49,500 shares exercisable within 60 days of April 13, 2007 by Mr. Ghidinelli; 8,791 shares exercisable within 60 days of April 13, 2007 by Mr. Graham; 53,801 shares exercisable within 60 days of April 13, 2007 by Mr. Hartwick; 5,580 shares exercisable within 60 days of April 13, 2007 by Mr. Litzsinger; 2,120 shares exercisable within 60 days of April 13, 2007 by Mr. Louis; 5,120 shares exercisable within 60 days of April 13, 2007 by Mr. Nash; 53,801 shares exercisable within 60 days of April 13, 2007 by Ms. Vellutini; 3,440 shares exercisable within 60 days of April 13, 2007 by Mr. Watson; and 43,000 shares exercisable within 60 days of April 13, 2007 by Mr. Wells;. Includes shares allocated under the North Valley Bancorp Employee Stock Ownership Plan through December 31, 2005, with: 2,542 shares allocated to Mr. Cushman and 273 shares allocated to Mr. Graham. Final allocations for the year ended December 31, 2006 were not completed prior to April 13, 2007.

(2) Includes stock options exercisable within 60 days of April 13, 2007. An "*" indicates less than one percent.

(3) Includes 176,468 shares representing 2.40% of the total shares outstanding as of April 13, 2007 for each of Messrs. Friesen, Ghidinelli, Hartwick, Kohlmeier and Ms. Vellutini relative to the North Valley Bancorp Employee Stock Ownership Plan. Messrs. Friesen, Ghidinelli, Hartwick, Kohlmeier and Ms. Vellutini constitute the ESOP Administrative Committee and have authority to instruct the ESOP Trustee, Delaware Charter Guarantee & Trust Company, conducting business as Principal Trust Company, with regard to voting of these shares. Messrs. Friesen, Ghidinelli, Hartwick, Kohlmeier and Ms. Vellutini, as members of the Administrative Committee, disclaim beneficial ownership with respect to all of those shares. Mr. Cushman and Mr. Graham are participants in the ESOP.

(4)  Intentionally omitted

(5) Michael J. Cushman is President and Chief Executive Officer of North Valley Bancorp and North Valley Bank; Leo J. Graham is General Counsel and Corporate Secretary of North Valley Bancorp and North Valley Bank; Gary S. Litzsinger is Executive Vice President and Chief Risk Officer of North Valley Bancorp and North Valley Bank; Scott R. Louis is Executive Vice President and Chief Operating Officer of North Valley Bancorp and North Valley Bank; Roger D. Nash is Executive Vice President and Chief Credit Officer of North Valley Bancorp and North Valley Bank; Kevin R. Watson is Executive Vice President and Chief Financial Officer of North Valley Bancorp and North Valley Bank.

(6) Includes 915 shares held by Mr. Cox's spouse and as to which Mr. Cox disclaims beneficial ownership.

(7) Includes 20,861 shares held by Mr. Ghidinelli as trustee for the Balma Grandchildren Trust.

(8)  Includes 420 shares held in custodian accounts for Mr. Hartwick's children.

(9) Includes 210 shares held by Ms. Vellutini's spouse and 12,695 shares held by Ms. Vellutini's son to which Ms. Vellutini disclaims beneficial ownership.

(10) Includes 115,420 shares held by The Wells Family Trust, of which Mr. Wells is trustee. Includes 1,750 shares held by Mr. Wells' spouse and as to which Mr. Wells disclaims beneficial ownership. Includes 8,052 shares held by the Estate of Jean M. Wells, of which Mr. Wells is the executor.

(11) Intentionally omitted.

(12) This group includes all current Executive Officers and Directors of the Company and its subsidiary, North Valley Bank.

(13) See footnotes 5, 6, 8, 9 and 10. Excludes 178,642 shares representing 2.43% of total shares outstanding relative to Messrs. Friesen, Ghidinelli, Hartwick, Kohlmeier and Ms. Vellutini as the Administrative Committee of the ESOP. Includes 11,700 shares subject to options exercisable within 60 days of April 13, 2007 by the Directors under the 1989 Director Stock Option Plan; 264,602 shares subject to options exercisable within 60 days of April 13, 2007 by the Directors under the 1999 Director Stock Option Plan; and 183,252 shares subject to options exercisable within 60 days of April 13, 2007 by Messrs. Cushman, Graham, Litzsinger, Louis, Nash and Watson under the 1998 Employee Stock Incentive Plan.

(14) In calculating the percentage of ownership, all shares which the identified person has the right to acquire by the exercise of options are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about the options, warrants, and rights and other equity compensation under the Company's equity plans as of December 31, 2006.

                            EQUITY COMPENSATION PLANS

                                           NUMBER OF                                NUMBER OF
                                        SECURITIES TO BE       WEIGHTED-            SECURITIES
                                        ISSUED UPON THE         AVERAGE             REMAINING
                                          EXERCISE OF        EXERCISE PRICE       AVAILABLE FOR
                                          OUTSTANDING        OF OUTSTANDING      FUTURE ISSUANCE
                                            OPTIONS,            OPTIONS,           UNDER EQUITY
                                         WARRANTS, AND       WARRANTS, AND         COMPENSATION
                                            RIGHTS               RIGHTS               PLANS
         PLAN CATEGORY                        (#)                 ($)                  (#)
-------------------------------------   ----------------   ------------------   ------------------
Equity Compensation Plans approved
by security holders (1)                          778,712   $             9.77            1,212,531

Equity Compensation Plans not
approved by security holders                        None                  N/A                  N/A
                                        ----------------   ------------------   ------------------
        Total                                    778,712   $             9.77            1,212,531

(1) Includes options to purchase shares of Company common stock under the following shareholder-approved plans: North Valley Bancorp 1989 Director Stock Option Plan, North Valley Bancorp 1998 Employee Stock Incentive Plan, and North Valley Bancorp 1999 Director Stock Option Plan.

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

The Company has a policy that it does not enter into any transactions covered under Item 404 of Regulation S-K with the exception of loans made by North Valley Bank (see "Indebtedness of Management" below). There have been no transactions, or series of similar transactions, during 2006, or any currently proposed transaction, or series of similar transactions, to which the Company or North Valley Bank was or is to be a party, in which the amount involved exceeded or will exceed $120,000 and in which any director, director-nominee or executive officer of the Company or North Valley Bank, or any shareholder owning of record or beneficially 5% or more of North Valley Bancorp common stock, or any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest.

INDEBTEDNESS OF MANAGEMENT

Through its banking subsidiary, North Valley Bank, the Company has had and expects in the future to have banking transactions, including loans and other extensions of credit, in the ordinary course of its business with many of the Company's Directors, Executive Officers, holders of five percent or more of the Company's Common Stock and members of the immediate family of any of the foregoing persons, including transactions with corporations or organizations of which such persons are directors, officers or controlling shareholders, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated persons. Management believes that in 2006 such loan transactions did not involve more than the normal risk of collectibility or present other unfavorable features. All loans and other extensions of credit made by North Valley Bank to the Directors and Executive Officers of the Company and North Valley Bank are made in compliance with the applicable restrictions of Section 22 of the Federal Reserve Act and Regulation O of the Board of Governors of the Federal Reserve System.

DIRECTOR INDEPENDENCE

The Board of Directors of the Company has evaluated the independence of each of the members of the Board of Directors in accordance with applicable laws and regulations including the provisions of the Sarbanes-Oxley Act of 2002 ("SOX"), the rules and regulations of the Securities and Exchange Commission (the "SEC") and the corporate governance listing standards of the NASDAQ Stock Market ("NASDAQ").

The Board of Directors has determined that a majority of the Board of Directors is comprised of "Independent Directors" within the requirements of SOX, SEC and NASDAQ regulations. The Board of Directors has further determined that Director Michael J. Cushman, who is employed as the President and Chief Executive Officer of the Company and North Valley Bank, is not independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Perry-Smith LLP served the Company as the independent registered public accounting firm for the fiscal year ended December 31, 2006. Perry-Smith LLP was recommended by the Audit Committee of the Board of Directors to serve as the independent registered public accounting firm for the 2006 fiscal year, and the Board of Directors and shareholders of the Company approved the Audit Committee recommendation. The Audit Committee of the Board of Directors of the Company approved each professional service rendered by Perry-Smith LLP during the fiscal year 2006.

During the period covering the fiscal years ended December 31, 2006 and 2005, Perry-Smith LLP performed the professional services described below. No other services were provided in 2006 and 2005.

DESCRIPTION                              2006         2005
-----------------------------------   ----------   ----------
Audit Fees (1)                        $  238,000   $  208,000
Audit-Related Fees (2)                $   21,000   $   21,100
Tax Fees (3)                          $   51,800   $   42,900

(1) Audit fees consist of fees for professional services rendered for the audit of the Company's consolidated financial statements, audit of internal control over financial reporting, review of consolidated financial statements included in the Company's quarterly reports and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2) Audit-related fees represent fees for the audit of the Company's employee benefit plans.

(3) Tax fees consist primarily of compliance fees for the preparation of tax returns.

The Audit Committee of the Board of Directors has reviewed and discussed the audited financial statements of the Company for the fiscal year ended December 31, 2006. The Audit Committee has discussed with Perry-Smith LLP, the Company's independent registered public accounting firm, the matters required to be discussed under Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90 (communications with audit committees). The Audit Committee has also received the written disclosures and the letter from
Perry-Smith LLP required by Independence Standards Board Standard No. 1 (independence discussions with audit committees), and the Audit Committee has discussed the independence of Perry-Smith LLP with that firm and based upon such information has determined that Perry-Smith LLP is independent.

The Audit Committee  consists of the following members of the Company's Board of
Directors: Dante W. Ghidinelli (Chairman), Royce L. Friesen, Kevin D. Hartwick, Roger B. Kohlmeier and Dolores M. Vellutini. All members of the Committee are independent as defined under SOX, the SEC Regulations and NASDAQ listing standards. Both Chairman Dante W. Ghidinelli and Mr. Kevin D. Hartwick have been, as a result of their accounting backgrounds determined to be qualified as an Audit Committee Financial Expert as defined under SOX, the SEC Regulations and NASDAQ listing standards. The Audit Committee has recommended to the Board of Directors that the Company's audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for filing with the Securities and Exchange Commission.

                                     PART IV

ITEM 15.  EXHIBITS

            EXHIBIT NO.   EXHIBIT NAME
            -----------   ------------------------------------
                31        Section 302 Certifications

                32        Sections 960 and 1350 Certifications

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


NORTH VALLEY BANCORP


By:


    /s/ MICHAEL J. CUSHMAN
    -------------------------------------
    Michael J. Cushman
    President and Chief Executive Officer


    /s/ KEVIN R. WATSON
    -------------------------------------
    Kevin R. Watson
    Executive Vice President and
    Chief Financial Officer


DATE:  April 23, 2007


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE         TITLE                              DATE
------------------------   -------------------------------    --------------
/s/ J. M. Wells, Jr.       Director                           April 23, 2007
------------------------
J. M. Wells, Jr.

/s/ Michael J. Cushman     Director, President and Chief      April 23, 2007
------------------------   Executive Officer (Principal
Michael J. Cushman         Executive Officer)

/s/ William W. Cox         Director                           April 23, 2007
------------------------
William W. Cox

/s/Royce L. Friesen        Director                           April 23, 2007
------------------------
Royce L. Friesen

/s/ Dan W. Ghidinelli      Director                           April 23, 2007
------------------------
Dan W. Ghidinelli

/s/ Kevin D. Hartwick      Director                           April 23, 2007
------------------------
Kevin D. Hartwick

/s/ Roger B. Kohlmeier     Director                           April 23, 2007
------------------------
Roger B. Kohlmeier

/s/ Martin A. Mariani      Director                           April 23, 2007
------------------------
Martin A. Mariani

/s/ Dolores M. Vellutini   Director                           April 23, 2007
------------------------
Dolores M. Vellutini

/s/ Kevin R. Watson        Executive Vice President and       April 23, 2007
------------------------   Chief Financial Officer
Kevin R. Watson            (Principal Financial Officer &
                           Principal Accounting Officer)