Form 10-Q
period 2007-03-31
NORTH VALLEY BANCORP
filed 2007-05-09
CIK 353191

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended March 31, 2007.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Transition Period From ___________ to ___________

                         Commission file number 0-10652

                              NORTH VALLEY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 California                            94-2751350
      ---------------------------------         -----------------------
        (State or other jurisdiction            (IRS Employer ID Number)
      of incorporation or organization)

     300 Park Marina Circle, Redding, CA                 96001
   ----------------------------------------            ----------
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

Common Stock - 7,357,875 shares as of May 8, 2007.

================================================================================

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets--March 31, 2007 and December 31, 2006

           Condensed Consolidated Statements of Income--For the three months ended March 31, 2007 and 2006

           Condensed Consolidated Statements of Cash Flows--For the three months ended March 31, 2007 and 2006

           Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Item 4.    Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Item 1A.   Risk Factors

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)
--------------------------------------------------------------------------------

                                                                MARCH 31,   DECEMBER 31,
                                                                  2007          2006
                                                              ------------  ------------
ASSETS
Cash and cash equivalents:
 Cash and due from banks                                      $     27,593  $     30,826
 Federal funds sold                                                 33,295        10,670
                                                              ------------  ------------
     Total cash and cash equivalents                                60,888        41,496

Investment securities available for sale, at fair value            124,765       133,571
Investment securities held to maturity, at amortized cost               67            82

Loans and leases                                                   650,563       659,793
 Less: Allowance for loan and lease losses                          (8,815)       (8,831)
                                                              ------------  ------------
 Net loans and leases                                              641,748       650,962

Premises and equipment, net                                         13,838        13,797
Accrued interest receivable                                          3,493         3,838
Other real estate owned                                                902           902
FHLB and FRB stock and other securities                              5,549         5,495
Bank-owned life insurance policies                                  29,738        29,483
Core deposit intangibles, net                                        1,724         1,886
Goodwill                                                            15,187        15,187
Other assets                                                         8,845         8,974
                                                              ------------  ------------
 TOTAL ASSETS                                                 $    906,744  $    905,673
                                                              ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
 Noninterest-bearing                                          $    186,209  $    194,842
 Interest-bearing                                                  574,490       555,446
                                                              ------------  ------------
   Total deposits                                                  760,699       750,288

Other borrowed funds                                                25,000        37,500
Accrued interest payable and other liabilities                      10,973        10,433
Subordinated debentures                                             31,961        31,961
                                                              ------------  ------------
   Total liabilities                                               828,633       830,182
                                                              ------------  ------------

Commitments and Contingencies (Note H)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares;
 none outstanding                                                        -             -
Common stock, no par value: authorized 20,000,000 shares;
 outstanding 7,352,625 and 7,300,914 at March 31, 2007 and
 December 31, 2006                                                  39,861        39,202
Retained earnings                                                   40,096        38,626
Accumulated other comprehensive loss, net of tax                    (1,846)       (2,337)
                                                              ------------  ------------
   Total stockholders' equity                                       78,111        75,491
                                                              ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    906,744  $    905,673
                                                              ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands except per share data)
--------------------------------------------------------------------------------

                                                              FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                  2007          2006
                                                              ------------  ------------
INTEREST INCOME:
Interest and fees on loans and leases                         $     12,824  $     11,746
Interest on investments:
 Taxable interest income                                             1,286         1,502
 Nontaxable interest income                                            249           274
Interest on Federal funds sold and repurchase agreements               137           105
                                                              ------------  ------------
  Total interest income                                             14,496        13,627
                                                              ------------  ------------

INTEREST EXPENSE:
Deposits                                                             3,256         2,010
Subordinated debentures                                                608           627
Other borrowings                                                       295           597
                                                              ------------  ------------
  Total interest expense                                             4,159         3,234
                                                              ------------  ------------

NET INTEREST INCOME                                                 10,337        10,393

PROVISION FOR LOAN AND LEASE LOSSES                                      -             -
                                                              ------------  ------------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN AND LEASE LOSSES                                          10,337        10,393
                                                              ------------  ------------

NONINTEREST INCOME:
Service charges on deposit accounts                                  1,644         1,477
Other fees and charges                                                 892           702
Earnings on cash surrender value of life insurance policies            311           293
Gain on sale of loans                                                   53            80
Other                                                                  234           246
                                                              ------------  ------------
  Total noninterest income                                           3,134         2,798
                                                              ------------  ------------

NONINTEREST EXPENSES:
Salaries and employee benefits                                       5,559         5,637
Occupancy expense                                                      769           707
Furniture and equipment expense                                        535           533
Other                                                                3,367         3,139
                                                              ------------  ------------
  Total noninterest expenses                                        10,230        10,016
                                                              ------------  ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                             3,241         3,175
PROVISION FOR INCOME TAXES                                           1,037         1,046
                                                              ------------  ------------
NET INCOME                                                    $      2,204  $      2,129
                                                              ============  ============

Per Share Amounts
Basic Earnings Per Share                                      $       0.30  $       0.28
                                                              ============  ============
Diluted Earnings Per Share                                    $       0.29  $       0.27
                                                              ============  ============
Cash Dividends Per Common Share                               $       0.10  $       0.10
                                                              ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)
--------------------------------------------------------------------------------

                                                              For the three months ended
                                                                      March 31,
                                                              --------------------------
                                                                  2007          2006
                                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                    $      2,204  $      2,129
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                      559           572
    Amortization of premium on securities                               29            37
    Amortization of core deposit intangible                            162           129
    Gain on sale of loans                                              (53)          (80)
    Gain on sale of premises and equipment                               -           (14)
    FHLB stock dividends                                               104            59
    Stock-based compensation expense                                   157            81
    Excess tax benefit from exercise of stock options                  (42)         (174)
Effect of changes in:
    Accrued interest receivable                                        345           438
    Other assets                                                      (467)        1,481
    Accrued interest payable and other liabilities                     582        (1,621)
                                                              ------------  ------------
       Net cash provided by operating activities                     3,580         3,037
                                                              ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities/calls of available for
     sale securities                                                 9,623         7,273
    Net change in FHLB and FRB stock and other securities             (158)          (54)
    Net decrease (increase) in loans and leases                      9,268        (2,987)
    Proceeds from sales of premises and equipment                        -            14
    Purchases of premises and equipment                               (600)         (619)
                                                              ------------  ------------
       Net cash provided by investing activities                    18,133         3,627
                                                              ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                        10,411           400
    Net decrease in other borrowed funds                           (12,500)      (13,000)
    Cash dividends paid                                               (734)         (751)
    Exercise of stock options, including tax benefit                   502           240
                                                              ------------  ------------
       Net cash used in financing activities                        (2,321)      (13,111)
                                                              ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                19,392        (6,447)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        41,496        56,094
                                                              ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $     60,888  $     49,647
                                                              ============  ============

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year for:
    Interest                                                  $      5,148  $      3,652
    Income taxes                                              $          -  $      2,313

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2007.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries North Valley Bank ("NVB") and North Valley Trading Company, which is inactive. Significant intercompany items and transactions have been eliminated in consolidation. North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III and North Valley Capital Statutory Trust IV are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities.

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

NOTE B - ANNOUNCED PLAN OF MERGER

         As announced by the Company on April 11, 2007 and reported on the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2007 (the "Current Report"), the Company has entered into an Agreement and Plan of Merger dated April 10, 2007 (the "Merger Agreement"), pursuant to which the Company will merge with and into Sterling Financial Corporation, a Washington corporation ("Sterling"), with Sterling being the surviving corporation.

         Under the terms of the Merger Agreement, which has been unanimously approved by the Boards of Directors of both companies, each share of North Valley common stock will be converted into 0.7364 shares of Sterling common stock and $2.80 in cash, subject to certain conditions. Based upon the closing price for Sterling's common stock on April 10, 2007 of $30.33 per share, the consideration is equivalent to $25.14 per share of North Valley common stock. Outstanding options to purchase shares of North Valley common stock will be assumed and converted into options to purchase Sterling common stock. The transaction, which is valued at approximately $196.2 million, is expected to close in the third quarter of 2007, pending North Valley shareholder approval, receipt of all regulatory approvals, and satisfaction of other customary closing conditions.

NOTE C - INVESTMENT SECURITIES

At March 31, 2007 and December 31, 2006, the amortized cost of securities and their approximate fair value were as follows (in thousands):

                                                                  GROSS       GROSS
                                                     AMORTIZED  UNREALIZED  UNREALIZED  ESTIMATED
                                                       COST       GAINS       LOSSES    FAIR VALUE
                                                    ----------  ----------  ----------  ----------
AVAILABLE FOR SALE SECURITIES:

MARCH 31, 2007
 Obligations of U.S. government agencies            $    6,099  $        -  $      (71) $    6,028
 Obligations of state and political subdivisions        21,800         641         (34)     22,407
 Mortgage-backed securities                             82,054          22      (2,382)     79,694
 Corporate debt securities                               5,998          49           -       6,048
 Equity securities                                      11,040           -        (451)     10,588
                                                    ----------  ----------  ----------  ----------
                                                    $  126,991  $      713  $   (2,939) $  124,765
                                                    ==========  ==========  ==========  ==========

DECEMBER 31, 2006
 Obligations of U.S. government agencies            $    7,605  $        -  $     (105)      7,500
 Obligations of state and political subdivisions        21,957         643         (40)     22,560
 Mortgage-backed securities                             86,028          20      (2,824)     83,224
 Corporate debt securities                               5,998           7         (17)      5,988
 Equity securities                                      15,040          26        (767)     14,299
                                                    ----------  ----------  ----------  ----------
                                                    $  136,628  $      696  $   (3,753) $  133,571
                                                    ==========  ==========  ==========  ==========

                                                                  GROSS       GROSS
                                                     AMORTIZED  UNREALIZED  UNREALIZED  ESTIMATED
                                                       COST       GAINS       LOSSES    FAIR VALUE
                                                    ----------  ----------  ----------  ----------
HELD TO MATURITY SECURITIES:

MARCH 31, 2007
 Mortgage-backed securities                         $       67              $       (2) $       65
                                                    ==========  ==========  ==========  ==========

DECEMBER 31, 2006
 Mortgage-backed securities                         $       82  $        -  $       (1) $       81
                                                    ==========  ==========  ==========  ==========

         For the three months ended March 31, 2007 and 2006, there were no gross realized gains or losses on sales or calls of available for sale securities. There were no sales or transfers of held to maturity securities for the three months ended March 31, 2007 and 2006.

         At March 31, 2007 and December 31, 2006, securities having fair value amounts of approximately $77,197,000 and $81,258,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

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

         At March 31, 2007, the Company held $97,768,000 of available for sale investment securities in an unrealized loss position of which $99,000 were in an unrealized loss position for less than twelve months and $97,669,000 were in an unrealized loss position and had been in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be at maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily impaired.

         Included in the above securities at March 31, 2007 are 100,000 shares of FNMA, Series M perpetual preferred stock. The coupon rate is fixed at 4.75% with a taxable-equivalent yield of 6.31%. The securities are owned at par, or $50.00 per share, for a total investment of $5,000,000 and an unrealized loss of $409,000 at March 31, 2007 as compared to $724,000 at December 31, 2006. The securities are callable at par on June 1, 2008. The market value per share as of March 31, 2007 was $45.91 compared to $42.76 per share at December 31, 2006. At March 31, 2007, these securities had been in a loss position for approximately 33 months.

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

NOTE D - STOCK-BASED COMPENSATION

Stock Option Plans

         At March 31, 2007, the Company had three shareholder approved stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan. The Plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The shares available for grant may be granted to anyone eligible to participate in the plans. All options granted under the Employee plan had an exercise price equal to the market value of the underlying common stock on the date granted and the stock must be paid for in full at the time the option is exercised. The options under the plans expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company's Board of Directors. Outstanding options under the plans are exercisable until their expiration. Total options of 2,554,281 were authorized under all plans at March 31, 2007.

Stock Option Compensation

         The weighted average grant date fair value of options granted for the three month period ended March 31, 2007 and 2006 was $5.26 and $3.01, respectively. For the three month periods ended March 31, 2007 and 2006, the compensation cost recognized for stock option compensation was $112,000 and $48,000, respectively. Director stock grant expense for the three month periods ended March 31, 2007 and 2006 was $45,000 and $33,000, respectively. The recognized tax benefit for stock option compensation expense was $42,000 and $174,000, for the three month periods ended March 31, 2007 and 2006, respectively. At March 31, 2007, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company's stock option plans was $547,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.7 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Option Activity

         Under the Company's stock option plans as of March 31, 2007, 1,151,749 shares of the Company's common stock are available for future grants to directors and employees of the Company. Under the Director Plan, options may not be granted at a price less than 85% of fair market value at the date of the grant. Under the Employee Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under both plans, options may be exercised over a ten year term and vest ratably over four years from the date of the grant. A summary of outstanding stock options follows:

                                                                                 Weighted
                                                                  Weighted       Average
                                                                  Average        Remaining        Exercise       Aggregate
                                                                  Exercise      Contractual        Price         Intrinsic
                                                    Shares         Price           Term            Range        Value ($000)
                                                 ------------   ------------   -------------   --------------   ------------
Outstanding at January 1, 2007                        778,712   $       9.77     3.8 years      $5.36 - 19.86

Granted                                                63,613          20.41        N/A        $20.03 - 24.75

Exercised                                            (51,711)           8.43        N/A         $5.36 - 10.24

Expired or Forfeited                                  (2,831)          19.50        N/A        $17.29 - 19.86

                                                 ------------   ------------   -------------   --------------   ------------
Outstanding at March 31, 2007                         787,783   $      10.69     4.3 years      $5.36 - 24.75   $     11,379
                                                 ------------   ------------   -------------   --------------   ------------

Fully vested and exercisable at March 31, 2007        669,120   $       9.26     3.42 years     $5.36 - 24.75   $     10,618
                                                 ============   ============   =============   ==============   ============

Options expected to vest                              118,663   $      18.72     9.10 years    $15.72 - 24.75   $        761
                                                 ============   ============   =============   ==============   ============

         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock as of March 31, 2007. The intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 totaled $864,000 and $356,000, respectively.

NOTE E - COMPREHENSIVE INCOME

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

                                                              THREE MONTHS ENDED MARCH 31,
                                                             -----------------------------
(in thousands)                                                    2007            2006
----------------------------------------------------------   -------------   -------------
Net income                                                   $       2,204   $       2,129
Other comprehensive income (loss), net of tax:
 Holding income (loss) arising during period                           490            (115)
                                                             -------------   -------------
Total comprehensive income                                   $       2,694   $       2,014
                                                             =============   =============

NOTE F - EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three month periods ended March 31, 2007 and 2006 is reconciled as follows (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED MARCH 31,
                                                             -----------------------------
                                                                  2007            2006
                                                             -------------   -------------
CALCULATION OF BASIC EARNINGS PER SHARE:
  Numerator - net income                                     $       2,204   $       2,129
  Denominator - weighted average common shares outstanding           7,340           7,507
                                                             -------------   -------------
     Basic earnings per share                                $        0.30   $        0.28
                                                             =============   =============

CALCULATION OF DILUTED EARNINGS PER SHARE:
  Numerator - net income                                     $       2,204   $       2,129
  Denominator:
    Weighted average common shares outstanding                       7,340           7,507
    Dilutive effect of outstanding options                             295             317
                                                             -------------   -------------
      Weighted average common shares outstanding
       and common stock equivalents                                  7,635           7,824
                                                             -------------   -------------

      Diluted earnings per share                             $        0.29   $        0.27
                                                             =============   =============

NOTE G - PENSION PLAN BENEFITS

         The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Total contributions paid for the three months ended March 31, 2007 and 2006 are $57,000 and $59,000, respectively. Components of net periodic benefit cost for the Company's supplemental nonqualified defined benefit plans for the three months ended March 31, 2007 and 2006 are presented in the following table (in thousands):

                                                              THREE MONTHS ENDED MARCH 31,
                                                             -----------------------------
                                                                  2007            2006
                                                             -------------   -------------
COMPONENTS OF NET PERIODIC BENEFITS COST:
 Service cost                                                $         117   $         122
 Interest cost                                                          63              67
 Amortization of net obligation at transition                            -               -
 Prior service amortization                                              8               8
 Recognized net actuarial loss                                           8              15
                                                             -------------   -------------
Total components of net periodic cost                        $         196   $         212
                                                             =============   =============

NOTE H - COMMITMENTS AND CONTINGENCIES

         The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company's financial position or results of its operations or its cash flows.

         The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $17,728,000 and $13,067,000 at March 31, 2007 and December 31, 2006. At March 31, 2007, commercial and consumer lines of credit and real estate loans of approximately $96,934,000 and $159,912,000 were undisbursed. At December 31, 2006, commercial and consumer lines of credit and real estate loans of approximately $88,061,000 and $145,034,000 were undisbursed.

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

         Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to inventory purchases by the Company's commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Virtually all of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2007 and December 31, 2006. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

         Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at March 31, 2007, no losses are anticipated as a result of these commitments.

         In management's opinion, a concentration exists in real estate-related loans which represent approximately 78% of the Company's loan portfolio at both March 31, 2007 and December 31, 2006. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

NOTE I - INCOME TAXES

         In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company has adopted FIN 48 as of January 1, 2007.

         The Company previously recognized income tax positions based on management's estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

         The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on the Company's provision for income taxes for the three months ended March 31, 2007. The Company recognizes interest accrued related to unrecognized tax benefits and accruals for penalties in income tax expense.

NOTE J - NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Option for Financial Assets and Financial Liabilities

         In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The provisions of SFAS 159 are effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Management did not elect to early adopt SFAS 159 and has not yet completed its evaluation of the impact that SFAS 159 will have.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements

         In March 2007, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 06-10 (EITF 06-10), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF 06-10 requires employers to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No.
12. EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The provisions of EITF 06-10 are effective for the Company on January 1, 2008, with earlier application permitted, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or as a change in accounting principle through retrospective application to all prior periods. The Company does not expect adoption of EITF 06-10 to have a significant impact on its consolidated financial statements, results of operations or liquidity.

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

Share Based Compensation

         At March 31, 2007, the Company had three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan, which are described more fully in Note D to the Unaudited Condensed Consolidated Financial Statements included herein in Item 1 - Financial Statements. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised
2004), Share-Based Payment (SFAS 123R). Under SFAS No.123R, compensation expense is recognized for options granted prior to the adoption date in an amount equal to the fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with SFAS No. 123, "Accounting for Stock Based Compensation" and compensation expense for all share based payments granted after adoption based on the grant date fair values estimated in accordance with SFAS No. 123R. The estimates of the grant date fair values are based on an option pricing model that uses assumptions based on the expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate. The calculation of the fair value of share based payments is by nature inexact, and represents management's best estimate of the grant date fair value of the share based payments.

Goodwill

         Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. Goodwill of $15,187,000 was recorded in the Company's acquisition of Yolo Community Bank. The value of goodwill is ultimately derived from the Company's ability to generate net earnings. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill will be assessed for impairment at a reporting unit level at least annually. Management will conduct its annual assessment of impairment during the fourth quarter of 2007.

Impairment of Investment Securities

         Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, the financial condition of the issuer, rating agency changes related to the issuer's securities and the intent and ability of the Bank to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. See Note C to Unaudited Condensed Consolidated Financial Statements in Item 1 - Financial Statements.

ANNOUNCED PLAN OF MERGER

         As announced by the Company on April 11, 2007 and reported on the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2007 (the "Current Report"), the Company has entered into an Agreement and Plan of Merger dated April 10, 2007 (the "Merger Agreement"), pursuant to which the Company will merge with and into Sterling Financial Corporation, a Washington corporation ("Sterling"), with Sterling being the surviving corporation.

         Under the terms of the Merger Agreement, which has been unanimously approved by the Boards of Directors of both companies, each share of North Valley common stock will be converted into 0.7364 shares of Sterling common stock and $2.80 in cash, subject to certain conditions. Based upon the closing price for Sterling's common stock on April 10, 2007 of $30.33 per share, the consideration is equivalent to $25.14 per share of North Valley common stock. Outstanding options to purchase shares of North Valley common stock will be assumed and converted into options to purchase Sterling common stock. The transaction, which is valued at approximately $196.2 million, is expected to close in the third quarter of 2007, pending North Valley shareholder approval, receipt of all regulatory approvals, and satisfaction of other customary closing conditions.

OVERVIEW

         North Valley Bancorp (the "Company") is a bank holding company headquartered in Redding, California. The Company's wholly owned subsidiary, North Valley Bank ("NVB"), a state-chartered bank, operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with twenty-six commercial banking offices, including two supermarket branches, in Northern California. The Company's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company's primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues.

EARNINGS SUMMARY

                                                              THREE MONTHS ENDED MARCH 31,
                                                             -----------------------------
(in thousands except per share amounts)                           2007            2006
----------------------------------------------------------   -------------   -------------
Net interest income                                          $      10,337   $      10,393
Provision for loan and lease losses                                      -               -
Noninterest income                                                   3,134           2,798
Noninterest expense                                                 10,230          10,016
Provision for income taxes                                           1,037           1,046
                                                             -------------   -------------
Net income                                                   $       2,204   $       2,129
                                                             =============   =============

Earnings Per Share
  Basic                                                      $        0.30   $        0.28
  Diluted                                                    $        0.29   $        0.27

Annualized Return on Average Assets                                   1.00%           0.96%
Annualized Return on Average Equity                                  11.69%          11.96%

         Net income for the three months ended March 31, 2007 increased by $75,000, or 3.5%, compared to the same period in 2006. Diluted earnings per share increased $0.02, or 7.4%, for the three months ended March 31, 2007 compared to the same period in 2006. The increase in net income for the first quarter, compared to the same period in 2006, was principally driven by an increase in noninterest income of $336,000, or 12.0%, mostly offset by the slight decrease in net interest income of $57,000, or 0.5% and the increase in noninterest expense of $214,000, or 2.1%.

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

          The following table is a summary of the Company's net interest income, presented on a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning assets, for the periods indicated:

SCHEDULE OF AVERAGE DAILY BALANCE AND AVERAGE YIELDS AND RATES
(Dollars in thousands)

                                          THREE MONTHS ENDED MARCH 31, 2007      THREE MONTHS ENDED MARCH 31, 2006
                                        ------------------------------------   ------------------------------------
                                          AVERAGE      YIELD/      INTEREST      AVERAGE      YIELD/      INTEREST
                                          BALANCE      RATE         AMOUNT       BALANCE      RATE         AMOUNT
                                        ----------   ----------   ----------   ----------   ----------   ----------
ASSETS
Earning assets:
 Federal funds sold                     $   10,294         5.40%  $      137   $    8,768         4.86%  $      105
 Investment securities:
  Taxable                                  102,689         4.52%       1,144      134,930         4.07%       1,355
  Non-taxable (1)                           21,789         6.81%         366       23,483         7.06%         409
  FNMA preferred stock (1)                  10,617         7.22%         189       12,039         6.67%         198
                                        ----------   ----------   ----------   ----------   ----------   ----------
 Total investments                         135,095         5.10%       1,699      170,452         4.67%       1,962
 Loans and leases (2)(3)                   653,710         7.96%      12,824      624,879         7.62%      11,746
                                        ----------   ----------   ----------   ----------   ----------   ----------
Total earning assets                       799,099         7.44%      14,660      804,099         6.97%      13,813

Non earning assets                         100,808                                106,905
Allowance for loan and
 lease losses                               (8,837)                                (7,929)
                                        ----------                             ----------
Total non-earning assets                    91,971                                 98,976

Total assets                            $  891,070                             $  903,075
                                        ==========                             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
 Transaction accounts                   $  160,598         0.44%  $      173   $  192,771         0.30%  $      143
 Savings and money market                  199,529         1.79%         880      184,893         1.16%         527
 Time certificates                         202,795         4.41%       2,203      170,440         3.19%       1,340
 Other borrowed funds                       60,757         6.03%         903       91,573         5.42%       1,224
                                        ----------   ----------   ----------   ----------   ----------   ----------
Total interest bearing
 liabilities                               623,679         2.70%       4,159      639,677         2.05%       3,234
                                                     ----------   ----------                ----------   ----------
Demand deposits                            178,232                                180,440
Other liabilities                           12,702                                 10,743
                                        ----------                             ----------
Total liabilities                          814,613                                830,860
                                        ----------                             ----------
Shareholders' equity                        76,457                                 72,215
                                        ----------                             ----------
Total liabilities and
 shareholders' equity                   $  891,070                             $  903,075
                                        ==========                             ==========
Net interest income                                               $   10,501                             $   10,579
                                                                  ==========                             ==========
Net interest spread                                        4.74%                                  4.92%
                                                     ==========                             ==========
Net interest margin                                        5.33%                                  5.34%
                                                     ==========                             ==========

(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2) Loans on nonaccrual status have been included in the computations of averages balances.
(3) Includes loan fees of $398 and $376 for the three months ended March 31, 2007 and 2006, respectively.

         Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The decrease in net interest income (FTE) for the three month period ended March 31, 2007 resulted primarily from the increase in average rate paid on interest bearing liabilities somewhat offset by a shift in earning asset composition to higher yielding loans as well as increased yields. Management is proactive in attempting to manage the Company's net interest margin, that is, trying to maximize current net interest income without placing an undue risk on future earnings. Currently the Company is retaining fixed-rate 15-and 30-year conforming residential mortgages to better diversify the portfolio and also add fixed rate mortgages in an anticipation of a declining rate environment. The Company will continue to sell the fixed rate jumbo mortgage loans it originates.

         While the yield on average earning assets, for the three months ended March 31, 2007, increased by 47 basis points from the same period last year, yields on average interest bearing liabilities increased by 65 basis points. While the Company's net interest margin (FTE) remained consistent at 5.33% for the three months ended March 31, 2007 with the 5.34% for the same period in 2006, it decreased 8 basis points from 5.41% for the linked quarter. The contraction was expected to result from the Company's cost of funds incrementally increasing more than the Company's asset yields incrementally increased, although the Company recognized a shift in earning assets to a higher percentage of loans.

PROVISION FOR LOAN AND LEASE LOSSES

         The Company did not record a provision for loan and lease losses for the three months ended March 31, 2007 or 2006. The process for determining allowance adequacy includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic activity. The decision to not record any additional provision reflects the lack of growth in the loan portfolio. Management believes that the current level of allowance for loan and lease losses as of March 31, 2007 of $8,815,000, or 1.35% of total loans and leases, is adequate at this time. The allowance for loan and lease losses was $8,831,000, or 1.34% of total loans and leases, at December 31, 2006. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses" on page 19.

NONINTEREST INCOME

         The following table is a summary of the Company's noninterest income for the periods indicated:

                                                              THREE MONTHS ENDED MARCH 31,
                                                             -----------------------------
(In thousands)                                                    2007            2006
----------------------------------------------------------   -------------   -------------
 Service charges on deposit accounts                         $       1,644   $       1,477
 Other fees and charges                                                892             702
 Earnings on cash surrender value of life insurance policies           311             293
 Gain on sale of loans                                                  53              80
 Other                                                                 234             246
                                                             -------------   -------------
Total noninterest income                                     $       3,134   $       2,798
                                                             =============   =============

         Noninterest income increased from $2,798,000 for the three months ended March 31, 2006 to $3,134,000 for the same period in 2007. Service charges on deposits increased $167,000 from the three months ended March 31, 2006 compared to the same period in 2007, driven by growth in the number of demand accounts. Other fees and charges increased from $702,000 for the three months ended March 31, 2006 to $892,000 for the same period in 2007. The increase in fees is attributable to the increase in debit card activity, specifically, point-of-sale and foreign ATM use. The Company recorded $53,000 in gains on sales of mortgages for the three months ended March 31, 2007 compared to $80,000 in gains on sales of mortgages for the same period in 2006. Other income decreased to $234,000 for the three months ended March 31, 2007 from $246,000 for the same period in 2006.

NONINTEREST EXPENSE

         The following table is a summary of the Company's noninterest expense for the periods indicated:

                                                              THREE MONTHS ENDED MARCH 31,
                                                             -----------------------------
(In thousands)                                                    2007            2006
----------------------------------------------------------   -------------   -------------
Salaries & employee benefits                                 $       5,559   $       5,637
Occupancy expense                                                      769             707
Data processing expenses                                               594             503
Equipment expense                                                      535             533
Professional services                                                  435             364
Marketing                                                              221             255
ATM expense                                                            259             203
Printing & supplies                                                    239             195
Operations expense                                                     214             192
Director                                                               168             152
Amortization of intangibles                                            163             163
Postage                                                                126             153
Other                                                                  948             959
                                                             -------------   -------------
   Total noninterest expense                                 $      10,230   $      10,016
                                                             =============   =============

         Noninterest expense totaled $10,230,000 for the three months ended March 31, 2007, compared to $10,016,000 for the same period in 2006. This represents an increase of $214,000, or 2.1%, for the three months ended March 31, 2007 from the comparable period in 2006 due primarily to an increase in data processing expense and nonrecurring professional services expenses associated with the Company's announced planned merger with Sterling Financial Corporation. Salaries and benefits decreased by $78,000 or 1.4% to $5,559,000 for the three months ended March 31, 2007 compared to $5,637,000 for the same period in 2006. Data processing expense increased $91,000 for the three months ended March 31, 2007 compared to the same period in 2006. Most other expense categories for the three months ended March 31, 2007 experienced relatively small decreases or increases from the same respective period in 2006. The Company's ratio of noninterest expense to average assets was 4.66% for the three months ended March 31, 2007 compared to 4.50% for the same period in 2006. The increase in noninterest expense to average assets ratio is a result of the increase in expenses noted above compounded by the decrease in average total assets. The Company's efficiency ratio remained unchanged at 75.9% for the three months ended March 31, 2007 and 2006.

INCOME TAXES

         The provision for income taxes for the three months ended March 31, 2007 was $1,037,000 as compared to $1,046,000 for the same period in 2006. The effective income tax rate for state and federal income taxes was 32.0% for the three months ended March 31, 2007 compared to 32.9% for the same period in 2006. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company's investment in municipal securities, FNMA Preferred Stock, and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives special tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated `Enterprise Zones'.

FINANCIAL CONDITION AS OF MARCH 31, 2007 AS COMPARED TO DECEMBER 31, 2006

         Total assets at March 31, 2007, were $906,744,000, compared to $905,673,000 at December 31, 2006. Loans and leases decreased $9,230,000, or 1.4%, to $650,563,000 at March 31, 2007 from $659,793,000 at December 31, 2006.
Deposits increased $10,411,000,  or 1.4%, from December 31, 2006 to $760,699,000 at March 31, 2007. Investment securities and federal funds sold increased to $158,127,000 at March 31, 2007, compared to $144,323,000 at December 31, 2006.

LOAN AND LEASE PORTFOLIO

         Loans and leases, the Company's major component of earning assets, decreased during the first three months of 2007 to $650,563,000 at March 31,
2007 from $659,793,000 at December 31, 2006. Commercial loans decreased by $3,806,000, commercial real estate loans decreased by $5,068,000, real estate construction loans decreased by $4,373,000, and direct financing leases decreased by $179,000 from December 31, 2006. The decreases are primarily the result of the Company's decision to remain price disciplined in an increasingly price competitive environment. Real estate - mortgage loans and installment loans increased from December 31, 2006 by $1,576,000 and $2,854,000, respectively.

         The Company's average loan to deposit ratio was 88.2% for the quarter ended March 31, 2007 compared to 85.8% for the same period in 2006. The increase in the Company's average loan to deposit ratio is driven by an increase in total average loans of $28,831,000 while total average deposits increased by $12,610,000.

                                                                MARCH 31,     DECEMBER 31,
(Dollars in thousands)                                           2007            2006
----------------------------------------------------------   -------------   -------------
Commercial                                                   $      74,316   $      78,122
Real estate - commercial                                           258,255         263,323
Real estate - construction                                         208,826         213,199
Real estate - mortgage                                              42,063          40,487
Installment                                                         30,805          27,951
Direct financing leases                                              1,806           1,985
Other                                                               35,607          35,828
                                                             -------------   -------------
                                                                   651,678         660,895

Deferred loan fees, net                                             (1,115)         (1,102)
Allowance for loan and lease losses                                 (8,815)         (8,831)
                                                             -------------   -------------
                                                             $     641,748   $     650,962
                                                             =============   =============

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

         At March 31, 2007, the recorded investment in loans and leases for which impairment had been recognized was approximately $459,000 compared to $127,000 at March 31, 2006. Of the 2007 balance, there was a related valuation allowance of $45,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $5,000 for cash payments received in 2007.

         At December 31, 2006, the recorded investment in loans and leases for which impairment had been recognized was approximately $72,000. Of the 2006 balance, there was a related valuation allowance of $36,000. For the year ended December 31, 2006, the average recorded investment in loans and leases for which impairment had been recognized was approximately $63,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $9,000 for cash payments received in 2006.

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

         Nonperforming assets at March 31, 2007, and December 31, 2006, are summarized as follows:

                                                               MARCH 31,      DECEMBER 31,
                                                                 2007            2006
                                                             -------------   -------------
 Nonaccrual loans and leases                                 $         459   $          72
 Loans and leases past due 90 days and accruing interest                60             403
 Other real estate owned                                               902             902
                                                             -------------   -------------
   Total nonperforming assets                                $       1,421   $       1,377
                                                             =============   =============

Nonaccrual loans and leases to total gross loans and
 leases                                                               0.07%           0.01%
Nonperforming loans and leases to total gross loans
 and leases                                                           0.08%           0.07%
Total nonperforming assets to total assets                            0.16%           0.15%

ALLOWANCE FOR LOAN AND LEASE LOSSES

         A summary of the allowance for loan and lease losses at March 31, 2007 and March 31, 2006 is as follows:

                                                              THREE MONTHS ENDED MARCH 31,
                                                             -----------------------------
                                                                  2007            2006
                                                             -------------   -------------
Balance beginning of period                                  $       8,831   $       7,864
Provision for loan and lease losses                                      -               -
Net charge-offs                                                        (16)            (32)
                                                             -------------   -------------
Balance end of period                                        $       8,815   $       7,832
                                                             =============   =============
Allowance for loan and lease losses to total
 loans and leases                                                     1.35%           1.25%

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

              The formula allowance is adjusted for qualitative factors that are based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowance. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated to determine the adjustment to the formula allowance at March 31, 2007 included the following, which existed at the balance sheet date:

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

         The $8,815,000 in allowance at March 31, 2007 reflects management's estimate of the inherent loss in various pools or segments in the portfolio, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio.

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

DEPOSITS

         Total deposits increased to $760,699,000 at March 31, 2007 compared to $750,288,000 at December 31, 2006. Money market accounts increased $4,434,000 or 4.0% from December 31, 2006, interest-bearing demand deposits increased
$6,960,000  or 4.3%  from  December  31,  2006,  and  certificates  of  deposits increased $10,202,000 or 5.2%, while noninterest-bearing demand deposits decreased $8,633,000 or 4.4%, and savings decreased $2,552,000 or 2.9%. The Company experienced a shift in deposits from noninterest-bearing demand to time certificates as time deposit rates increased.

                                               MARCH 31,      DECEMBER 31,
                                                 2007            2006
                                             -------------   -------------
Noninterest-bearing demand                   $     186,209   $     194,842
Interest-bearing demand                            167,899         160,939
Money market and savings                           198,715         196,833
Time certificates                                  207,876         197,674
                                             -------------   -------------
 Total deposits                              $     760,699   $     750,288
                                             =============   =============

LIQUIDITY

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds of $25,000,000 as of March 31, 2007 were also available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank ("FHLB") providing additional unused borrowing capacity of $92,609,000 secured by certain loans and investment securities as of March 31, 2007. The Company also has a line of credit with Federal Reserve Bank of San Francisco ("FRB") of $2,605,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of March 31, 2007, borrowings consisted of long-term borrowings of $25,000,000 outstanding with the FHLB and $31,961,000 was outstanding in the form of subordinated debt issued by the Company.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and available for sale investment securities) totaled $185,653,000 and $175,067,000 (or 20.5% and 19.3% of total assets) at March 31,
2007 and December 31, 2006, respectively.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $676,436,000 and $673,303,000 at March 31, 2007 and December 31, 2006, respectively.

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

         The hypothetical impact of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. This exercise is valuable in identifying risk exposures. The results for the Company's most recent simulation analysis indicate that the Company's net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of December 31, 2006.

         For this simulation analysis,  the Company has made certain assumptions
about  the  duration  of  its  non-maturity   deposits  that  are  important  to
determining net economic value at risk.

CAPITAL RESOURCES

         The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company's ability to earn a high rate of return on stockholders' equity (ROE). Stockholders' equity increased to $78,111,000 as of March 31, 2007, as compared to $75,491,000 at December 31, 2006. The increase was due to net income of $2,204,000, stock option exercises of $659,000 and a decrease in unrealized loss on available for sale securities of $491,000, partially offset by the cash dividends paid out in the amount of $734,000. Under current regulations, management believes that the Company meets all capital adequacy requirements and North Valley Bank was considered well capitalized at March 31, 2007 and December 31, 2006.

         The Company's and North Valley Bank's capital amounts and risk-based capital ratios are presented below.

                                                                                                   TO BE WELL CAPITALIZED
                                                                           FOR CAPITAL ADEQUACY    UNDER PROMPT CORRECTIVE
                                                        ACTUAL                   PURPOSES             ACTION PROVISIONS
                                               -----------------------   -----------------------   -----------------------
                                                                           MINIMUM      MINIMUM     MINIMUM       MINIMUM
                                                 AMOUNT       RATIO        AMOUNT       RATIO       AMOUNT        RATIO
                                               ----------   ----------   ----------   ----------   ----------   ----------
COMPANY
AS OF MARCH 31, 2007
  Total capital (to risk weighted assets)      $  102,516        12.18%  $   67,334         8.00%         N/A          N/A
  Tier 1 capital (to risk weighted assets)     $   89,264        10.60%  $   33,685         4.00%         N/A          N/A
  Tier 1 capital (to average assets)           $   89,264        10.21%  $   34,971         4.00%         N/A          N/A

AS OF DECEMBER 31, 2006
  Total capital (to risk weighted assets)      $  100,065        11.88%  $   67,384         8.00%         N/A          N/A
  Tier 1 capital (to risk weighted assets)     $   86,032        10.21%  $   33,705         4.00%         N/A          N/A
  Tier 1 capital (to average assets)           $   86,032         9.66%  $   35,624         4.00%         N/A          N/A

NORTH VALLEY BANK
AS OF MARCH 31, 2007
  Total capital (to risk weighted assets)      $  101,097        12.03%  $   67,230         8.00%  $   84,037        10.00%
  Tier 1 capital (to risk weighted assets)     $   92,282        10.98%  $   33,618         4.00%  $   50,427         6.00%
  Tier 1 capital (to average assets)           $   92,282        10.58%  $   34,889         4.00%  $   43,612         5.00%

AS OF DECEMBER 31, 2006
  Total capital (to risk weighted assets)      $   97,642        11.61%  $   67,281         8.00%  $   66,175        10.00%
  Tier 1 capital (to risk weighted assets)     $   88,811        10.56%  $   33,641         4.00%  $   39,705         6.00%
  Tier 1 capital (to average assets)           $   88,811         9.97%  $   35,631         4.00%  $   38,153         5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In management's opinion there has not been a material change in the Company's market risk profile for the three months ended March 31, 2007 compared to December 31, 2006. Please see discussion under the caption "Interest Rate Sensitivity" on page 21.

ITEM 4. CONTROLS AND PROCEDURES

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

         Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company's management, including the Chief
Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. An evaluation of any changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2007 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management group. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

         There have been no material changes from risk factors as previously disclosed by the Company in its response to Item 1A of Part 1 of Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

         31     Rule 13a-14(a) / 15d-14(a) Certifications
         32     Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
--------------------------------------------
(Registrant)


Date  May 8, 2007


By:


/s/ Michael J. Cushman
--------------------------------------------
Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)


/s/ Kevin R. Watson
--------------------------------------------
Kevin R. Watson
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer &
Principal Accounting Officer)