Form 10-Q
period 2007-06-30
NORTH VALLEY BANCORP
filed 2007-08-08
CIK 353191

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended June 30, 2007.

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 For the Quarterly Transition Period From _________to ___________

                         Commission file number 0-10652

                              NORTH VALLEY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 California                              94-2751350
      ---------------------------------                -------------
        (State or other jurisdiction                   (IRS Employer
      of incorporation or organization)                  ID Number)

       300 Park Marina Circle, Redding, CA                 96001
     ----------------------------------------            ----------
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

Common Stock - 7,363,045 shares as of August 7, 2007.

================================================================================

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                  3

           Condensed Consolidated Balance Sheets--June 30, 2007
           and December 31, 2006                                             4

           Condensed Consolidated Statements of Income--For the three
           and six months ended June 30, 2007 and 2006                       5

           Condensed Consolidated Statements of Cash Flows--
           For the six months ended June 30, 2007 and 2006                   7

           Notes to Condensed Consolidated Financial Statements              8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk       28

Item 4.    Controls and Procedures                                          28

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                28

Item 1A.   Risk Factors                                                     28

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      28

Item 3.    Defaults Upon Senior Securities                                  28

Item 4.    Submission of Matters to a Vote of Security Holders              28

Item 5.    Other Information                                                29

Item 6.    Exhibits                                                         29

SIGNATURES                                                                  30

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)
--------------------------------------------------------------------------------

                                                                          JUNE 30,     DECEMBER 31,
                                                                            2007           2006
                                                                        ------------   ------------
ASSETS
Cash and cash equivalents:
  Cash and due from banks                                               $     27,209   $     30,826
  Federal funds sold                                                             700         10,670
                                                                        ------------   ------------
    Total cash and cash equivalents                                           27,909         41,496

Investment securities available for sale, at fair value                      113,617        133,571
Investment securities held to maturity, at amortized cost                         55             82

Loans and leases                                                             678,397        659,793
  Less: Allowance for loan and lease losses                                   (8,746)        (8,831)
                                                                        ------------   ------------
  Net loans and leases                                                       669,651        650,962
Premises and equipment, net                                                   13,445         13,797
Accrued interest receivable                                                    3,634          3,838
Other real estate owned                                                          902            902
FHLB and FRB stock and other securities                                        5,590          5,495
Bank-owned life insurance policies                                            29,979         29,483
Core deposit intangibles, net                                                  1,561          1,886
Goodwill                                                                      15,187         15,187
Other assets                                                                  10,200          8,974
                                                                        ------------   ------------

  TOTAL ASSETS                                                          $    891,730   $    905,673
                                                                        ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Noninterest-bearing                                                   $    171,529   $    194,842
  Interest-bearing                                                           568,402        555,446
                                                                        ------------   ------------
    Total deposits                                                           739,931        750,288
Other borrowed funds                                                          31,605         37,500
Accrued interest payable and other liabilities                                 9,845         10,433
Subordinated debentures                                                       31,961         31,961
                                                                        ------------   ------------
    Total liabilities                                                        813,342        830,182
                                                                        ------------   ------------
Commitments and Contingencies (Note H)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none
 outstanding                                                                       -              -
Common stock, no par value: authorized 20,000,000 shares; outstanding
 7,362,625 and 7,300,914 at June 30, 2007 and December 31, 2006               40,086         39,202
Retained earnings                                                             41,079         38,626
Accumulated other comprehensive loss, net of tax                              (2,777)        (2,337)
                                                                        ------------   ------------
  Total stockholders' equity                                                  78,388         75,491
                                                                        ------------   ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    891,730   $    905,673
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

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands except per share data)
--------------------------------------------------------------------------------

                                                                   FOR THE THREE MONTHS ENDED
                                                                            JUNE 30,
                                                                   ---------------------------
                                                                       2007           2006
                                                                   ------------   ------------
INTEREST INCOME:
Interest and fees on loans and leases                              $     13,008   $     12,217
Interest on investments:
  Taxable interest income                                                 1,106          1,453
  Nontaxable interest income                                                244            269
Interest on Federal funds sold and repurchase agreements                    242             71
                                                                   ------------   ------------
    Total interest income                                                14,600         14,010
                                                                   ------------   ------------

INTEREST EXPENSE:
Deposits                                                                  3,608          2,121
Subordinated debentures                                                     610            605
Other borrowings                                                            290            589
                                                                   ------------   ------------
    Total interest expense                                                4,508          3,315
                                                                   ------------   ------------

NET INTEREST INCOME                                                      10,092         10,695

PROVISION FOR LOAN AND LEASE LOSSES                                           -            370
                                                                   ------------   ------------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN AND LEASE LOSSES                                               10,092         10,325
                                                                   ------------   ------------

NONINTEREST INCOME:
Service charges on deposit accounts                                       1,687          1,606
Other fees and charges                                                      966            730
Earnings on cash surrender value of life insurance policies                 298            286
Gain on sale of loans                                                        44             85
Other                                                                       175            308
                                                                   ------------   ------------
  Total noninterest income                                                3,170          3,015
                                                                   ------------   ------------

NONINTEREST EXPENSES:
Salaries and employee benefits                                            5,475          5,414
Occupancy expense                                                           754            776
Furniture and equipment expense                                             518            544
Other                                                                     3,985          3,146
                                                                   ------------   ------------
    Total noninterest expenses                                           10,732          9,880
                                                                   ------------   ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                  2,530          3,460

PROVISION FOR INCOME TAXES                                                  810          1,166
                                                                   ------------   ------------

NET INCOME                                                         $      1,720   $      2,294
                                                                   ============   ============
PER SHARE AMOUNTS
Basic Earnings Per Share                                           $       0.23   $       0.31
                                                                   ============   ============
Diluted Earnings Per Share                                         $       0.22   $       0.30
                                                                   ============   ============
Cash Dividends Per Common Share                                    $       0.10   $       0.10
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

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands except per share data)
--------------------------------------------------------------------------------

                                                                    FOR THE SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                   ---------------------------
                                                                       2007           2006
                                                                   ------------   ------------
INTEREST INCOME:
Interest and fees on loans and leases                              $     25,832   $     23,963
Interest on investments:
  Taxable interest income                                                 2,392          2,955
  Nontaxable interest income                                                493            543
Interest on Federal funds sold and repurchase agreements                    379            176
                                                                   ------------   ------------
    Total interest income                                                29,096         27,637
                                                                   ------------   ------------

INTEREST EXPENSE:
Deposits                                                                  6,864          4,131
Subordinated debentures                                                   1,218          1,232
Other borrowings                                                            585          1,186
                                                                   ------------   ------------
    Total interest expense                                                8,667          6,549
                                                                   ------------   ------------

NET INTEREST INCOME                                                      20,429         21,088

PROVISION FOR LOAN AND LEASE LOSSES                                           -            370
                                                                   ------------   ------------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN AND LEASE LOSSES                                               20,429         20,718
                                                                   ------------   ------------

NONINTEREST INCOME:
Service charges on deposit accounts                                       3,331          3,083
Other fees and charges                                                    1,858          1,432
Earnings on cash surrender value of life insurance policies                 609            579
Gain on sale of loans                                                        97            165
Other                                                                       409            554
                                                                   ------------   ------------
    Total noninterest income                                              6,304          5,813
                                                                   ------------   ------------
NONINTEREST EXPENSES:
Salaries and employee benefits                                           11,034         11,051
Occupancy expense                                                         1,523          1,483
Furniture and equipment expense                                           1,053          1,077
Other                                                                     7,352          6,285
                                                                   ------------   ------------
    Total noninterest expenses                                           20,962         19,896
                                                                   ------------   ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                  5,771          6,635

PROVISION FOR INCOME TAXES                                                1,847          2,212
                                                                   ------------   ------------

NET INCOME                                                         $      3,924   $      4,423
                                                                   ============   ============
PER SHARE AMOUNTS
Basic Earnings Per Share                                           $       0.53   $       0.59
                                                                   ============   ============
Diluted Earnings Per Share                                         $       0.51   $       0.57
                                                                   ============   ============
Cash Dividends Per Common Share                                    $       0.20   $       0.20
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

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)
--------------------------------------------------------------------------------

                                                                          FOR THE SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                        ----------------------------
                                                                            2007            2006
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                              $      3,924    $      4,423
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                                1,122           1,168
  Amortization of premium on securities                                           80              72
  Amortization of core deposit intangible                                        325             325
  Provision for loan and lease losses                                              -             370
  Loss on sale or calls on securities                                              -              19
  Gain on sale of loans                                                          (97)           (165)
  Gain on sale of premises and equipment                                           -             (14)
  FHLB stock dividends                                                           144             112
  Stock-based compensation expense                                               250             158
  Excess tax benefit from exercise of stock options                              (86)           (174)
Effect of changes in:
  Accrued interest receivable                                                    204             214
  Other assets                                                                (1,417)          1,383
  Accrued interest payable and other liabilities                                (502)         (1,601)
                                                                        ------------    ------------
    Net cash provided by operating activities                                  3,947           6,290
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of available for sale securities                             -              44
  Proceeds from maturities/calls of available for sale securities             19,155          16,452
  Net change in FHLB and FRB stock and other securities                         (239)            223
  Net increase in loans and leases                                           (18,591)        (14,882)
  Proceeds from sales of premises and equipment                                    -              14
  Purchases of premises and equipment                                           (770)           (900)
                                                                        ------------    ------------
    Net cash (used in) provided by investing activities                         (445)            951
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                                   (10,357)        (24,279)
  Net (decrease) increase in other borrowed funds                             (5,895)          2,000
  Cash dividends paid                                                         (1,471)         (1,497)
  Repurchase of common stock                                                       -          (5,270)
  Exercise of stock options, including tax benefit                               634             362
                                                                        ------------    ------------
    Net cash used in financing activities                                    (17,089)        (28,684)
                                                                        ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (13,587)        (21,443)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  41,496          56,094
                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $     27,909    $     34,651
                                                                        ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Year for:
  Interest                                                              $      9,073    $      6,483
  Income taxes                                                          $      2,865    $      4,146

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2007.

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

NOTE B - ANNOUNCED PLAN OF MERGER

         As reported on the Company's Current Report on Form 8-K, filed with the Commission on April 11, 2007 (the "April Current Report"), the Company has entered into an Agreement and Plan of Merger dated April 10, 2007 (the "Merger Agreement") pursuant to which the Company will merge with and into Sterling Financial Corporation, a Washington corporation ("Sterling"), with Sterling being the surviving corporation. A copy of the Merger Agreement (together with certain other information regarding the proposed merger) is provided in the April Current Report. Consummation of the merger required approval of the Company's shareholders, and remains subject to certain other conditions specified in the Merger Agreement, including the receipt of all necessary regulatory approvals and the satisfaction of other closing conditions that are customary for such transactions.

         A special meeting of the Company shareholders was held on July 31, 2007, and the principal terms of the Merger Agreement, including the proposed merger of the Company with and into Sterling, were approved by majority vote of the outstanding shares of the common stock of the Company. See Item 4 of Part II on page 28 of this report for information regarding the results of voting at the special meeting of shareholders on July 31, 2007.

NOTE C - INVESTMENT SECURITIES

At June 30, 2007 and December 31, 2006, the amortized cost of securities and their approximate fair value were as follows (in thousands):

                                                                         GROSS          GROSS
                                                        AMORTIZED      UNREALIZED     UNREALIZED     ESTIMATED
                                                           COST          GAINS          LOSSES       FAIR VALUE
                                                       ------------   ------------   ------------   ------------
AVAILABLE FOR SALE SECURITIES:

JUNE 30, 2007
  Obligations of U.S. government agencies              $      5,099   $          -   $        (61)  $      5,038
  Obligations of state and political subdivisions            20,894            308            (95)        21,107
  Mortgage-backed securities                                 77,429             18         (2,988)        74,459
  Corporate debt securities                                   5,999             11            (14)         5,996
  Equity securities                                           8,000              -           (982)         7,018
                                                       ------------   ------------   ------------   ------------
                                                       $    117,421   $        337   $     (4,140)  $    113,617
                                                       ============   ============   ============   ============
DECEMBER 31, 2006
  Obligations of U.S. government agencies              $      7,605   $          -   $       (105)         7,500
  Obligations of state and political subdivisions            21,957            643            (40)        22,560
  Mortgage-backed securities                                 86,028             20         (2,824)        83,224
  Corporate debt securities                                   5,998              7            (17)         5,988
  Equity securities                                          15,040             26           (767)        14,299
                                                       ------------   ------------   ------------   ------------
                                                       $    136,628   $        696   $     (3,753)  $    133,571
                                                       ============   ============   ============   ============

                                                                         GROSS          GROSS
                                                        AMORTIZED      UNREALIZED     UNREALIZED     ESTIMATED
                                                           COST          GAINS          LOSSES       FAIR VALUE
                                                       ------------   ------------   ------------   ------------
HELD TO MATURITY SECURITIES:

JUNE 30, 2007
  Mortgage-backed securities                           $         55                  $         (1)  $         54
                                                       ============   ============   ============   ============
DECEMBER 31, 2006
  Mortgage-backed securities                           $         82   $          -   $         (1)  $         81
                                                       ============   ============   ============   ============

         For the six months ended June 30, 2007, there were $15,000 in gross realized gains on sales or calls of available for sale securities, while no gross realized gains on sales or calls of available for sale securities were recognized for the six months ended June 30, 2006. For the six months ended June 30, 2007 and 2006, there were $51,000 and $19,000, respectively, in gross realized losses on sales or calls of available for sale securities. There were no sales or transfers of held to maturity securities for the three and six months ended June 30, 2007 and 2006.

         At June 30, 2007 and December 31, 2006, securities having fair value amounts of approximately $71,344,000 and $81,258,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

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

         At June 30, 2007, the Company held $94,039,000 of available for sale investment securities in an unrealized loss position of which $6,325,000 were in an unrealized loss position for less than twelve months and $87,714,000 were in an unrealized loss position and had been in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be at maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily impaired.

         Included in the above securities at June 30, 2007 are 100,000 shares of FNMA, Series M perpetual preferred stock. The coupon rate is fixed at 4.75% with a taxable-equivalent yield of 6.31%. The securities are owned at par, or $50.00 per share, for a total investment of $5,000,000 and an unrealized loss of $850,000 at June 30, 2007 as compared to $724,000 at December 31, 2006. The securities are callable at par on June 1, 2008. The market value per share as of June 30, 2007 was $41.50 compared to $42.76 per share at December 31, 2006. At June 30, 2007, these securities had been in a loss position for approximately 48 months.

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

NOTE D - STOCK-BASED COMPENSATION

STOCK OPTION PLANS

         At June 30, 2007, the Company had three shareholder approved stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan. The Plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The shares available for grant may be granted to anyone eligible to participate in the plans. All options granted under the Employee plan had an exercise price equal to the market value of the underlying common stock on the date granted and the stock must be paid for in full at the time the option is exercised. The options under the plans expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company's Board of Directors. Outstanding options under the plans are exercisable until their expiration. Total options of 2,554,281 were authorized under all plans at June 30, 2007.

STOCK OPTION COMPENSATION

         There were no options grants in the three month period ended June 30, 2007. For the three month period ended June 30, 2006, 18,500 options were granted at a weighted average grant date fair value of $2.85. For the three month periods ended June 30, 2007 and 2006, the compensation cost recognized for stock option compensation was $49,000 and $44,000, respectively. Director stock grant expense for the three month periods ended June 30, 2007 and 2006 was $45,000 and $33,000, respectively. The recognized tax benefit for stock option compensation expense was $44,000 for the three month period ended June 30, 2007. No tax benefit was recognized for stock option compensation expense for the three month period ended June 30, 2006. At June 30, 2007, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company's stock option plans was $498,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures.

STOCK OPTION ACTIVITY

         Under the Company's stock option plans as of June 30, 2007, 1,151,749 shares of the Company's common stock are available for future grants to directors and employees of the Company. Under the Director Plan, options may not be granted at a price less than 85% of fair market value at the date of the grant. Under the Employee Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under both plans, options may be exercised over a ten year term and vest ratably over four years from the date of the grant. A summary of outstanding stock options follows:

                                                                                  Weighted
                                                                   Weighted       Average
                                                                    Average       Remaining        Exercise        Aggregate
                                                                   Exercise      Contractual         Price         Intrinsic
                                                     Shares         Price           Term             Range        Value ($000)
                                                  ------------   ------------   ------------   ----------------   ------------
Outstanding at January 1, 2007                         778,712   $       9.77    3.8 years       $5.36 - 19.86

Granted                                                 63,613          20.41        N/A        $20.03 - 24.75

Exercised                                              (61,711)          8.46        N/A         $5.36 - 10.24

Expired or Forfeited                                    (2,831)         19.50        N/A        $17.29 - 19.86
                                                  ------------   ------------   ------------   ----------------   ------------
Outstanding at June 30, 2007                           777,783   $      10.71     4.1 years     $5.36 - 24.75     $     10,315
                                                  ------------   ------------   ------------   ----------------   ------------

Fully vested and exercisable at June 30, 2007          664,620   $       9.33     3.2 years     $5.36 - 24.75     $      9,729
                                                  ============   ============   ============   ================   ============

Options expected to vest                               113,163   $      18.81     8.9 years     $15.72 - 24.75    $        586
                                                  ============   ============   ============   ================   ============

         The aggregate intrinsic value of outstanding, fully vested and exercisable and expected to vest options are calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock as of June 30, 2007. The intrinsic value of exercised options is calculated as the difference between exercise price of the underlying awards and the quoted price of the Company's common stock at the date of exercise. The intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 totaled $160,000 and $181,000, respectively.

NOTE E - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income or loss. The Company's only sources of other comprehensive income (loss) are unrealized gains and losses on available for sale investment securities and adjustments to the minimum pension liability. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income (loss) as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income in the current period. The Company's total comprehensive income was as follows:

                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                           ---------------------------   ---------------------------
(in thousands)                                 2007           2006           2007           2006
----------------------------------------   ------------   ------------   ------------   ------------
Net income                                 $      1,720   $      2,294   $      3,924   $      4,423
Other comprehensive loss, net of tax:
 Holding loss arising during period                (931)        (1,330)          (440)        (1,445)
                                           ------------   ------------   ------------   ------------
Total comprehensive income                 $        789   $        964   $      3,484   $      2,978
                                           ============   ============   ============   ============

NOTE F - EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three and six month periods ended June 30, 2007 and 2006 is reconciled as follows (in thousands, except per share amounts):

                                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------   ---------------------------
                                                         2007           2006           2007           2006
                                                     ------------   ------------   ------------   ------------
CALCULATION OF BASIC EARNINGS PER SHARE:
  Numerator - net income                             $      1,720   $      2,294   $      3,924   $      4,423
  Denominator - weighted average common shares
   outstanding                                              7,359          7,450          7,350          7,478
                                                     ------------   ------------   ------------   ------------
      Basic earnings per share                       $       0.23   $       0.31   $       0.53   $       0.59
                                                     ============   ============   ============   ============

CALCULATION OF DILUTED EARNINGS PER SHARE:
  Numerator - net income                             $      1,720   $      2,294   $      3,924   $      4,423
  Denominator:
    Weighted average common shares outstanding              7,359          7,450          7,350          7,478
    Dilutive effect of outstanding options                    309            270            302            294
                                                     ------------   ------------   ------------   ------------
      Weighted average common shares outstanding
       and common stock equivalents                         7,668          7,720          7,652          7,772
                                                     ------------   ------------   ------------   ------------

      Diluted earnings per share                     $       0.22   $       0.30   $       0.51   $       0.57
                                                     ============   ============   ============   ============

NOTE G - PENSION PLAN BENEFITS

         The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Total contributions paid for the three months ended June 30, 2007 and 2006 are $559,000 and $57,000, respectively. Components of net periodic benefit cost for the Company's supplemental nonqualified defined benefit plans for the three and six months ended June 30, 2007 and 2006 are presented in the following table (in thousands):

                                                   THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------   ---------------------------
                                                       2007           2006           2007           2006
                                                   ------------   ------------   ------------   ------------
COMPONENTS OF NET PERIODIC BENEFITS COST:
  Service cost                                     $        116   $        122   $        233   $        244
  Interest cost                                              63             67            126            134
  Amortization of net obligation at transition                -              -              -              -
  Prior service amortization                                  8              8             16             16
  Recognized net actuarial loss                               8             15             16             30
                                                   ------------   ------------   ------------   ------------
Total components of net periodic cost              $        195   $        212   $        391   $        424
                                                   ============   ============   ============   ============

NOTE H - COMMITMENTS AND CONTINGENCIES

         The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company's financial position or results of its operations or its cash flows.

         The Company was contingently liable under standby letters of credit issued on behalf of its customers in the amount of $16,142,000 and $13,067,000 at June 30, 2007 and December 31, 2006. At June 30, 2007, commercial and consumer lines of credit and real estate loans of approximately $69,936,000 and $155,001,000 were undisbursed. At December 31, 2006, commercial and consumer lines of credit and real estate loans of approximately $88,061,000 and $145,034,000 were undisbursed.

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

Virtually all of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2007 and December 31, 2006. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

         Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at June 30, 2007, no losses are anticipated as a result of these commitments.

         In management's opinion, a concentration exists in real estate-related loans which represent approximately 77% at June 30, 2007 and 78% at December 31, 2006 of the Company's loan portfolio. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

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

         The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no significant effect on the Company's provision for income taxes for the three and six months ended June 30, 2007. The Company recognizes interest accrued related to unrecognized tax benefits and accruals for penalties in income tax expense.

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

ANNOUNCED PLAN OF MERGER
------------------------

         As reported on the Company's Current Report on Form 8-K, filed with the Commission on April 11, 2007 (the "April Current Report"), the Company has entered into an Agreement and Plan of Merger dated April 10, 2007 (the "Merger Agreement") pursuant to which the Company will merge with and into Sterling Financial Corporation, a Washington corporation ("Sterling"), with Sterling being the surviving corporation. A copy of the Merger Agreement (together with certain other information regarding the proposed merger) is provided in the April Current Report. Consummation of the merger required approval of the Company's shareholders, and remains subject to certain other conditions specified in the Merger Agreement, including the receipt of all necessary regulatory approvals and the satisfaction of other closing conditions that are customary for such transactions.

         A special meeting of the Company shareholders was held on July 31, 2007, and the principal terms of the Merger Agreement, including the proposed merger of the Company with and into Sterling, were approved by majority vote of the outstanding shares of the common stock of the Company. See Item 4 of Part II on page 28 of this report for information regarding the results of voting at the special meeting of shareholders on July 31, 2007, which information is incorporated here by this reference.

         Shareholders of a California corporation, including the Company, have dissenters' rights of appraisal under limited circumstances. No dissenters' rights are available for shares, such as the Company shares, that are listed on the Nasdaq Global Select Market unless demands for payment are filed with respect to 5 percent or more of the outstanding shares. Holders of shares of Company common stock who wish to exercise dissenters' rights must also vote against the merger proposal presented at the special meeting. As indicated in
Item 4 of Part II of this report, fewer than 5 percent of the outstanding shares voted against the merger proposal. Therefore, the Company expects that less than 5 percent of the outstanding shares will file a demand for payment and no Company shareholders will have the right to have the Company purchase their shares in accordance with the dissenters' rights provisions of California law.

         Even though the Company shareholders have approved the principal terms of the Merger Agreement, the Company and Sterling can agree at any time, by mutual consent, not to complete the proposed merger. Also, either the Company or Sterling can decide, without the consent of the other, not to complete the merger in a number of situations as described in the Merger Agreement. For example, the Board of Directors of the Company can decide, at its discretion, to terminate the Merger Agreement (without Sterling's consent) if the average closing price of Sterling's common stock during the 20-day period just prior to the closing date of the proposed merger is less than $28.23 per share and the Sterling common stock price has also declined from a price of $33.21 per share by 15 percent or more relative to a weighted average index of a certain group of financial institution holding companies (the "Index Group"). A copy of Exhibit F to the Merger Agreement, listing the financial institution holding companies currently comprising the Index Group, is filed with this report as Exhibit
99.140 and incorporated here by this reference. The Index Group was composed of 20 financial institution holding companies on April 10, 2007, the date of the Merger Agreement. Subsequently, on May 4, 2007, Greater Bay Bancorp announced its proposed merger with Wells Fargo & Company. In accordance with Section 8.1(j) of the Merger Agreement, the composition of the Index Group (as reflected in Exhibit 99.140 to this report) has been updated. Greater Bay Bancorp has been removed from the Index Group (as it existed on April 10, 2007) and the weights (percentages) attributed to the remaining 19 companies have been adjusted proportionately. In the example given above, Sterling would have the option to avoid termination of the Merger Agreement by increasing the consideration to be paid to the Company shareholders, as provided in Section 8.1(j). The Merger Agreement provides that each share of Company common stock will be converted into 0.7364 shares of Sterling common stock and $2.80 in cash (subject to certain conditions). An adjustment in such consideration could be effected by an increase in the cash portion, the stock portion, or a combination of cash and stock, at Sterling's discretion.

         In short, a "Sterling Determination Price" of less than $28.23 on the "Determination Date," combined with a "Sterling Change Ratio" which is less than the "Index Change Ratio, as such terms are defined in Section 8.1(j) of the Merger Agreement, would trigger the possibility of a decision by the Company Board of Directors to give Sterling a notice of termination (as summarized in the example given above). On the last trading date immediately preceding the filing of this report, the closing price per share of Sterling common stock on the Nasdaq Global Select Market was below $28.23. However, it should be noted that the "Determination Date" will be the date that is ten (10) business days before the "Closing Date" and the "Closing Date" is defined in Section 9.1 of the Merger Agreement as the last day of the month following the receipt of all regulatory approvals. Applications for the required regulatory approvals have been submitted by Sterling and remain pending as of the date of this report. Sterling has advised the Company that all such approvals are expected to be obtained during the third quarter of 2007. Based on this expectation, the Company presently anticipates that its merger with and into Sterling will become effective not later than September 30, 2007.

         Any change in the market price of Sterling common stock prior to the completion of the proposed merger will affect the value of the merger consideration that Company shareholders will receive upon completion of the merger. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the businesses, operations and prospects of Sterling or the Company, and regulatory considerations, and many of these factors are beyond the control of Sterling or the Company. Therefore, Company shareholders and investors in the common stock of the Company are urged to review and carefully consider the provisions regarding merger consideration set forth in the Merger Agreement, including Section 8.1(j) of the Merger Agreement, and the potential consequences of the changes that may occur in the stock trading prices for shares of Sterling common stock and the financial institutions listed in the Index Group, after the date of this report and prior to the "Closing Date."

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

EARNINGS SUMMARY
----------------

                                           THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                           ----------------------------    ----------------------------
(in thousands except per share amounts)        2007            2006            2007            2006
----------------------------------------   ------------    ------------    ------------    ------------
Net interest income                        $     10,092    $     10,695    $     20,429    $     21,088
Provision for loan and lease losses                   -             370               -             370
Noninterest income                                3,170           3,015           6,304           5,813
Noninterest expense                              10,732           9,880          20,962          19,896
Provision for income taxes                          810           1,166           1,847           2,212
                                           ------------    ------------    ------------    ------------
Net income                                 $      1,720    $      2,294    $      3,924    $      4,423
                                           ============    ============    ============    ============

Earnings Per Share
  Basic                                    $       0.23    $       0.31    $       0.53    $       0.59
  Diluted                                  $       0.22    $       0.30    $       0.51    $       0.57
Annualized Return on Average Assets                0.77%           1.03%           0.89%           0.99%
Annualized Return on Average Equity                8.81%          12.82%          10.23%          12.39%

         Net income for the three and six months ended June 30, 2007 decreased by $574,000, or 25.0%, and $499,000, or 11.3%, respectively, compared to the same periods in 2006. Diluted earnings per share decreased $0.08, or 26.7%, for the three months ended June 30, 2007 compared to the same period in 2006. Diluted earnings per share decreased $0.06, or 10.5%, for the six months ended June 30, 2007 compared to the same period in 2006. For the three and six month periods ended June 30, 2007, the Company had $950,000 and $1,060,000, respectively, of merger related expenses resulting from the pending merger with and into Sterling Financial Corporation, announced on April 11, 2007. Results for the three and six month periods ended June 30, 2007, on a non-GAAP basis, excluding these non-core merger related expenses were net income of $2,366,000, or $0.31 per diluted share and $4,645,000, or $0.61 per diluted share, respectively.

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

          The following table is a summary of the Company's net interest income, presented on a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning assets, for the periods indicated:

SCHEDULE OF AVERAGE DAILY BALANCE AND AVERAGE YIELDS AND RATES
(Dollars in thousands)

                                          THREE MONTHS ENDED JUNE 30, 2007        THREE MONTHS ENDED JUNE 30, 2006
                                       ---------------------------------------   ------------------------------------
                                        AVERAGE        YIELD/        INTEREST     AVERAGE       YIELD/      INTEREST
                                        BALANCE         RATE          AMOUNT      BALANCE       RATE         AMOUNT
                                       ---------     -----------     ---------   ---------   -----------    ---------
ASSETS
Earning assets:
  Federal funds sold                   $  18,630            5.21%    $     242   $   5,837          4.88%   $      71
  Investment securities:
    Taxable                               97,410            4.31%        1,047     121,799          4.30%       1,307
    Non-taxable (1)                       20,497            7.12%          364      23,386          6.88%         401
    FNMA preferred stock (1)               5,969            5.24%           78      12,049          6.59%         198
                                       ---------     -----------     ---------   ---------   -----------    ---------
  Total investments                      123,876            4.82%        1,489     157,234          4.86%       1,906
  Loans and leases (2)(3)                660,362            7.90%       13,008     627,975          7.80%      12,217
                                       ---------     -----------     ---------   ---------   -----------    ---------
Total earning assets                     802,868            7.36%       14,739     791,046          7.20%      14,194

Non earning assets                        99,094                                   108,919
Allowance for loan and lease losses       (8,803)                                   (8,032)
                                       ---------                                 ---------
Total non-earning assets                  90,291                                   100,887

Total assets                           $ 893,159                                 $ 891,933
                                       =========                                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Transaction accounts                 $ 159,683            0.50%    $     200   $ 195,005          0.30%   $     148
  Savings and money market               196,941            1.93%          948     172,777          1.13%         485
  Time certificates                      216,025            4.57%        2,460     172,251          3.46%       1,488
  Other borrowed funds                    58,512            6.17%          900      88,808          5.39%       1,194
                                       ---------     -----------     ---------   ---------   -----------    ---------
Total interest bearing liabilities       631,161            2.86%        4,508     628,841          2.11%       3,315
                                                     -----------     ---------               -----------    ---------
Demand deposits                          173,562                                   181,143
Other liabilities                         10,130                                   10,165
                                       ---------                                 ---------
Total liabilities                        814,853                                   820,149
                                       ---------                                 ---------
Shareholders' equity                      78,306                                    71,784
                                       ---------                                 ---------
Total liabilities and
 shareholders' equity                  $ 893,159                                 $ 891,933
                                       =========                                 =========
Net interest income                                                  $  10,231                              $  10,879
                                                                     =========                              =========
Net interest spread                                         4.50%                                   5.09%
                                                     ===========                             ===========
Net interest margin                                         5.11%                                   5.52%
                                                     ===========                             ===========

----------
(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2) Loans on nonaccrual status have been included in the computations of averages balances.
(3) Includes loan fees of $409 and $305 for the three months ended June 30, 2007 and 2006, respectively.

SCHEDULE OF AVERAGE DAILY BALANCE AND AVERAGE YIELDS AND RATES
(Dollars in thousands)

                                           SIX MONTHS ENDED JUNE 30, 2007           SIX MONTHS ENDED JUNE 30, 2006
                                       ---------------------------------------   ------------------------------------
                                        AVERAGE        YIELD/        INTEREST     AVERAGE       YIELD/      INTEREST
                                        BALANCE         RATE          AMOUNT      BALANCE       RATE         AMOUNT
                                       ---------     -----------     ---------   ---------   -----------    ---------
ASSETS
Earning assets:
  Federal funds sold                   $  14,485            5.28%    $     379   $   7,295          4.87%   $     176
  Investment securities:
    Taxable                              100,035            4.42%        2,191     126,334          4.25%       2,662
    Non-taxable (1)                       21,139            6.92%          725      23,434          6.97%         810
    FNMA preferred stock (1)               8,280            6.50%          267      12,058          6.61%         395
                                       ---------     -----------     ---------   ---------   -----------    ---------
  Total investments                      129,454            4.96%        3,183     161,826          4.82%       3,867
  Loans and leases (2)(3)                657,054            7.93%       25,832     626,436          7.71%      23,963
                                       ---------     -----------     ---------   ---------   -----------    ---------
Total earning assets                     800,993            7.40%       29,394     795,557          7.10%      28,006

Non earning assets                        99,761                                   109,897
Allowance for loan and lease losses       (8,820)                                   (7,981)
                                       ---------                                 ---------
Total non-earning assets                  90,941                                   101,916

Total assets                           $ 891,934                                 $ 897,473
                                       =========                                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Transaction accounts                 $ 160,138            0.47%    $     373   $ 193,894          0.30%   $     292
  Savings and money market               198,228            1.86%        1,828     178,801          1.14%       1,012
  Time certificates                      209,447            4.49%        4,663     171,351          3.33%       2,828
  Other borrowed funds                    59,628            6.10%        1,803      90,183          5.40%       2,417
                                       ---------     -----------     ---------   ---------   -----------    ---------
Total interest bearing liabilities       627,441            2.79%        8,667     634,229          2.08%       6,549
                                                     -----------     ---------               -----------    ---------
Demand deposits                          175,748                                   180,793
Other liabilities                         11,418                                    10,454
                                       ---------                                 ---------
Total liabilities                        814,607                                   825,476
                                       ---------                                 ---------
Shareholders' equity                      77,327                                    71,997
                                       ---------                                 ---------
Total liabilities and
 shareholders' equity                  $ 891,934                                 $ 897,473
                                       =========                                 =========
Net interest income                                                  $  20,727                              $  21,457
                                                                     =========                              =========
Net interest spread                                         4.61%                                   5.02%
                                                     ===========                             ===========
Net interest margin                                         5.22%                                   5.44%
                                                     ===========                             ===========

----------
(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.

(2) Loans on nonaccrual status have been included in the computations of averages balances.

(3) Includes loan fees of $807 and $681 for the six months ended June 30, 2007 and 2006, respectively.

         Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The decrease in net interest income (FTE) for the three and six month periods ended June 30, 2007 resulted primarily from the increase in average rate paid on interest bearing liabilities somewhat offset by a shift in earning asset composition to higher yielding loans as well as increased yields. Management is proactive in attempting to manage the Company's net interest margin, that is, trying to maximize current net interest income without placing an undue risk on future earnings. Currently the Company is retaining fixed-rate 15-and 30-year conforming residential mortgages to better diversify the portfolio. The Company will continue to sell the fixed rate jumbo mortgage loans it originates.

         While the yield on average earning assets, for the three and six months ended June 30, 2007, increased by 16 and 30 basis points, respectively, from the same period last year, the rates paid on average interest bearing liabilities increased by 75 and 71 basis points, respectively. The Company's net interest margin (FTE) contracted 41 basis points to 5.11% for the three months ended June 30, 2007 from the 5.52% for the same period in 2006, and decreased 22 basis points from 5.33% for the linked quarter. The net interest margin for the six months ended June 30, 2007 contracted 22 basis points to 5.22% from 5.44% for the same period in 2006.

PROVISION FOR LOAN AND LEASE LOSSES
-----------------------------------

         The Company did not record a provision for loan and lease losses for the three and six months ended June 30, 2007. The Company recorded $370,000 for the three and six months ended June 30, 2006. The process for determining allowance adequacy includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic activity. The decision to not record any additional provision reflects the limited growth in the loan portfolio. Management believes that the current level of allowance for loan and lease losses as of June 30, 2007 of $8,746,000, or 1.29% of total loans and leases, is adequate at this time. The allowance for loan and lease losses was $8,831,000, or 1.34% of total loans and leases, at December 31, 2006. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses" on page 23.

NONINTEREST INCOME
------------------

         The following table is a summary of the Company's noninterest income for the periods indicated:

                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30,             JUNE 30,
                                       -------------------  -------------------
(In thousands)                           2007       2006      2007       2006
-------------------------------------  --------   --------  --------   --------
  Service charges on deposit accounts  $  1,687   $  1,606  $  3,331   $  3,083
  Other fees and charges                    966        730     1,858      1,432
  Earnings on cash surrender value
   of life insurance policies               298        286       609        579
  Gain on sale of loans                      44         85        97        165
  Other                                     175        308       409        554
                                       --------   --------  --------   --------
Total noninterest income               $  3,170   $  3,015  $  6,304   $  5,813
                                       ========   ========  ========   ========

         Noninterest income increased from $3,015,000 for the three months ended June 30, 2006 to $3,170,000 for the same period in 2007. Service charges on deposits increased $81,000 from the three months ended June 30, 2006 compared to the same period in 2007, driven by growth in the number of demand accounts. Other fees and charges increased from $730,000 for the three months ended June 30, 2006 to $966,000 for the same period in 2007. The increase in fees is attributable to the increase in debit card activity, specifically, point-of-sale and foreign ATM use. The Company recorded $44,000 in gains on sales of mortgages for the three months ended June 30, 2007 compared to $85,000 in gains on sales of mortgages for the same period in 2006. Other income decreased to $175,000 for the three months ended June 30, 2007 from $308,000 for the same period in 2006 due to decreases in income from sales of annuity and security products as well as gain on loan sales.

         Noninterest income increased $491,000 to $6,304,000 for the six months ended June 30, 2007 from $5,813,000 for the same period in 2006. The increase was primarily driven by the increase in service charges on deposit accounts of $248,000 and the increase in other fees and charges of $426,000 as discussed above, partially offset by the decrease in gain on sale of loans and other noninterest income.

NONINTEREST EXPENSE
-------------------

         The following table is a summary of the Company's noninterest expense for the periods indicated:

                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30,             JUNE 30,
                                       -------------------  -------------------
(In thousands)                           2007       2006      2007       2006
-------------------------------------  --------   --------  --------   --------
Salaries & employee benefits           $  5,475   $  5,414  $ 11,034   $ 11,051
Occupancy expense                           754        776     1,523      1,483
Data processing expenses                    528        591     1,122      1,094
Equipment expense                           518        544     1,053      1,077
Professional services                       375        352       810        716
Marketing                                   307        301       528        556
ATM expense                                 246        224       505        427
Printing & supplies                         149        163       388        358
Operations expense                          222        219       436        411
Director                                    147        149       315        301
Amortization of intangibles                 163        163       325        325
Postage                                     128        147       254        300
Merger expense                              756          -       756          -
Other                                       964        837     1,913      1,797
                                       --------   --------  --------   --------
  Total noninterest expense            $ 10,732   $  9,880  $ 20,962   $ 19,896
                                       ========   ========  ========   ========

         Noninterest expense totaled $10,732,000 for the three months ended June 30, 2007, compared to $9,880,000 for the same period in 2006. This represents an increase of $852,000, or 8.6%, for the three months ended June 30, 2007 from the comparable period in 2006 due primarily to expenses related to the pending merger with Sterling Financial Corporation of $950,000, for the quarter, $756,000 of which is included in the merger expense category and $194,000 of which is legal fees for the merger included in the professional services category in the above table. Salaries and benefits increased by $61,000 or 1.1% to $5,475,000 for the three months ended June 30, 2007 compared to $5,414,000 for the same period in 2006. Data processing expense decreased $63,000 for the three months ended June 30, 2007 compared to the same period in 2006. Most other expense categories for the three months ended June 30, 2007 experienced relatively small decreases or increases from the same respective period in 2006. The Company's ratio of noninterest expense to average assets was 4.81% for the three months ended June 30, 2007 compared to 4.43% for the same period in 2006. The Company's efficiency ratio increased to 80.92% for the three months ended June 30, 2007 from 72.06% for the same period in 2006.

         Noninterest expense totaled $20,962,000 for the six months ended June 30, 2007, compared to $19,896,000 for the same period in 2006. This represents an increase of $1,066,000, or 5.4%, for the six months ended June 30, 2007 from the comparable period in 2006 due primarily to expenses related to the pending merger with Sterling Financial Corporation of $1,060,000, for the six months ended June 30, 2007, $756,000 of which is included in the merger expense category and $304,000 of which is legal fees for the merger included in the professional services category in the above table. Most other expense categories for the six months ended June 30, 2007 experienced relatively small decreases or increases from the same respective period in 2006. The Company's ratio of noninterest expense to average assets was 4.70% for the six months ended June 30, 2007 compared to 4.43% for the same period in 2006. The Company's efficiency ratio increased to 78.41% for the six months ended June 30, 2007 from 73.96% for the same period in 2006.

INCOME TAXES
------------

         The provision for income taxes for the three months ended June 30, 2007 was $810,000 compared to $1,166,000 for the same period in 2006. The provision for income taxes for the six months ended June 30, 2007 was $1,847,000 compared to $2,212,000 for the same period in 2006. The effective income tax rate for state and federal income taxes was 32.0% for both the three and six month periods ended June 30, 2007 compared to 33.7% and 33.3%, respectively, for the same periods in 2006. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company's investment in municipal securities, FNMA Preferred Stock, and Bank-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives special tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated `Enterprise Zones'.

FINANCIAL CONDITION AS OF JUNE 30, 2007 AS COMPARED TO DECEMBER 31, 2006
------------------------------------------------------------------------

         Total assets at June 30, 2007, were $891,730,000, compared to $905,673,000 at December 31, 2006. Loans and leases increased $18,604,000, or 2.8%, to $678,397,000 at June 30, 2007 from $659,793,000 at December 31, 2006.
Deposits decreased $10,357,000, or 1.4%, from December 31, 2006 to $739,931,000 at June 30, 2007. Investment securities and federal funds sold decreased to $114,372,000 at June 30, 2007, compared to $144,323,000 at December 31, 2006.

LOAN AND LEASE PORTFOLIO
------------------------

         Loans and leases, the Company's major component of earning assets, increased during the first six months of 2007 to $678,397,000 at June 30, 2007 from $659,793,000 at December 31, 2006. Commercial loans increased by $3,694,000, commercial real estate loans increased by $6,904,000, real estate - mortgage loans increased by $2,275,000, and installment loans increased by $6,071,000. Real estate construction loans decreased by $517,000 and direct financing leases decreased by $395,000 from December 31, 2006.

         The Company's average loan to deposit ratio was 88.5% for the quarter ended June 30, 2007 compared to 87.1% for the same period in 2006. The increase in the Company's average loan to deposit ratio is driven by an increase in total average loans of $32,387,000 while total average deposits increased by $25,035,000.

                                                JUNE 30,     DECEMBER 31,
(DOLLARS IN THOUSANDS)                            2007            2006
---------------------------------------------   ---------    ------------
Commercial                                      $  81,816    $     78,122
Real estate - commercial                          270,227         263,323
Real estate - construction                        212,682         213,199
Real estate - mortgage                             42,762          40,487
Installment                                        34,022          27,951
Direct financing leases                             1,590           1,985
Other                                              36,356          35,828
                                                ---------    ------------
                                                  679,455         660,895

Deferred loan fees, net                            (1,058)         (1,102)
Allowance for loan and lease losses                (8,746)         (8,831)
                                                ---------    ------------
                                                $ 669,651    $    650,962
                                                =========    ============

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

         At June 30, 2007, the recorded investment in loans and leases for which impairment had been recognized was approximately $368,000 compared to $30,000 at June 30, 2006. Of the 2007 balance, there was a related valuation allowance of $42,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $2,000 for cash payments received in 2007.

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

         Nonperforming assets at June 30, 2007, and December 31, 2006, are summarized as follows:

                                                JUNE 30,    DECEMBER 31,
                                                  2007          2006
                                                ---------   ------------
  Nonaccrual loans and leases                   $     368   $         72
  Loans and leases past due 90 days and
   accruing interest                                2,535            403
  Other real estate owned                             902            902
                                                ---------   ------------
  Total nonperforming assets                    $   3,805   $      1,377
                                                =========   ============

Nonaccrual loans and leases to
 total gross loans and leases                        0.05%          0.01%
Nonperforming loans and leases
 to total gross loans and leases                     0.43%          0.07%
Total nonperforming assets to total assets           0.43%          0.15%

ALLOWANCE FOR LOAN AND LEASE LOSSES
-----------------------------------

         A summary of the allowance for loan and lease losses at June 30, 2007 and June 30, 2006 is as follows:

                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                                ------------------------
                                                  2007          2006
                                                ---------   ------------
Balance beginning of period                     $   8,831   $      7,864
Provision for loan and lease losses                     -            370
Net (charge-offs) recoveries                          (85)            58
                                                ---------   ------------
Balance end of period                           $   8,746   $      8,292
                                                =========   ============

Allowance for loan and lease losses
 to total loans and leases                           1.29%          1.30%

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

                 The formula allowance is adjusted for qualitative factors that are based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowance. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated to determine the adjustment to the formula allowance at June 30, 2007 included the following, which existed at the balance sheet date:

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

         The $8,746,000 in allowance at June 30, 2007 reflects management's estimate of the inherent loss in various pools or segments in the portfolio, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio.

         Future provisions may be required and the ratio of the allowance for loan and lease losses to loans outstanding may increase. Experience across the financial services industry indicates that commercial business and income property loans may present greater risks than residential real estate loans, and therefore should be accompanied by suitably higher levels of reserves.

DEPOSITS
--------

         Total deposits decreased $10,357,000, or 1.4%, to $739,931,000 at June 30, 2007 compared to $750,288,000 at December 31, 2006. Noninterest-bearing demand deposits decreased $23,313,000 or 12.0% from December 31, 2006, interest-bearing demand deposits decreased $1,390,000 or 0.9%, money market accounts decreased $1,655,000 or 1.5%, and savings decreased $7,902,000 or 9.1%, while certificates of deposits increased $23,903,000 or 12.1% from December 31, 2006. The Company experienced a shift in deposits from noninterest-bearing demand to time certificates as time deposit rates increased.

                                        JUNE 30,     DECEMBER 31,
                                         2007           2006
                                      ------------   ------------
Noninterest-bearing demand            $    171,529   $    194,842
Interest-bearing demand                    159,549        160,939
Money market and savings                   187,276        196,833
Time certificates                          221,577        197,674
                                      ------------   ------------
  Total deposits                      $    739,931   $    750,288
                                      ============   ============

LIQUIDITY
---------

         The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds of $25,000,000 as of June 30, 2007 were also available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank ("FHLB") providing additional unused borrowing capacity of $80,959,000 secured by certain loans and investment securities as of June 30, 2007. The Company also has a line of credit with Federal Reserve Bank of San Francisco ("FRB") of $2,477,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of June 30, 2007, borrowings consisted of term borrowings of $25,000,000 and overnight borrowings of $6,325,000 outstanding with the FHLB, overnight borrowings of $280,000 with other correspondent banks, and $31,961,000 was outstanding in the form of subordinated debt issued by the Company.

         The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and available for sale investment securities) totaled $141,526,000 and $175,067,000 (or 15.9% and 19.3% of total assets) at June 30,
2007 and December 31, 2006, respectively.

         Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $647,577,000 and $673,303,000 at June 30, 2007 and December 31, 2006, respectively.

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

CAPITAL RESOURCES
-----------------

         The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company's ability to earn a high rate of return on stockholders' equity (ROE). Stockholders' equity increased to $78,388,000 as of June 30, 2007, as compared to $75,491,000 at December 31, 2006. The increase was due to net income of $3,924,000, stock option exercises of $884,000, partially offset by the increase in unrealized loss on available for sale securities of $440,000, and the cash dividends paid out in the amount of $1,471,000. Under current regulations, management believes that the Company meets all capital adequacy requirements and North Valley Bank was considered well capitalized at June 30, 2007 and December 31, 2006.

         The Company's and North Valley Bank's capital amounts and risk-based capital ratios are presented below.

                                                                                                       TO BE WELL
                                                                                                       CAPITALIZED
                                                                                                      UNDER PROMPT
                                                                         FOR CAPITAL ADEQUACY          CORRECTIVE
                                                       ACTUAL                   PURPOSES           ACTION PROVISIONS
                                                ---------------------    ---------------------    ---------------------
                                                                          MINIMUM     MINIMUM      MINIMUM     MINIMUM
                                                 AMOUNT       RATIO       AMOUNT       RATIO        AMOUNT      RATIO
                                                ---------   ---------    ---------   ---------    ---------   ---------
COMPANY
AS OF JUNE 30, 2007
  Total capital (to risk weighted assets)       $ 103,506       12.03%   $  68,832        8.00%         N/A         N/A
  Tier 1 capital (to risk weighted assets)      $  90,622       10.54%   $  34,392        4.00%         N/A         N/A
  Tier 1 capital (to average assets)            $  90,622       10.34%   $  35,057        4.00%         N/A         N/A

AS OF DECEMBER 31, 2006
  Total capital (to risk weighted assets)       $ 100,065       11.88%   $  67,384        8.00%         N/A         N/A
  Tier 1 capital (to risk weighted assets)      $  86,032       10.21%   $  33,705        4.00%         N/A         N/A
  Tier 1 capital (to average assets)            $  86,032        9.66%   $  35,624        4.00%         N/A         N/A

NORTH VALLEY BANK
AS OF JUNE 30, 2007
  Total capital (to risk weighted assets)       $ 102,004       11.90%   $  68,574        8.00%   $  85,718       10.00%
  Tier 1 capital (to risk weighted assets)      $  93,258       10.88%   $  34,286        4.00%   $  51,429        6.00%
  Tier 1 capital (to average assets)            $  93,258       10.66%   $  34,994        4.00%   $  43,742        5.00%

AS OF DECEMBER 31, 2006
  Total capital (to risk weighted assets)       $  97,642       11.61%   $  67,281        8.00%   $  66,175       10.00%
  Tier 1 capital (to risk weighted assets)      $  88,811       10.56%   $  33,641        4.00%   $  39,705        6.00%
  Tier 1 capital (to average assets)            $  88,811        9.97%   $  35,631        4.00%   $  38,153        5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

         In management's opinion there has not been a material change in the Company's market risk profile for the six months ended June 30, 2007 compared to December 31, 2006. Please see discussion under the caption "Interest Rate Sensitivity" on page 25.

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

         Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2007. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. An evaluation of any changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2007 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management group. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company shareholders during the period covered by this report, through the solicitation of proxies or otherwise. As provided in the Company Bylaws, an annual meeting of Company shareholders is held in May of each year. Due to the proposed merger with Sterling Financial Corporation, the Board of Directors postponed the 2007 annual meeting in order to call a special meeting of shareholders to consider and vote on the Agreement and Plan of Merger, as signed by the Company and Sterling Financial Corporation on April 10, 2007. The special meeting was held on Tuesday, July 31, 2007 and the Company shareholders approved the following proposals:

1. To approve the principal terms of the Agreement and Plan of Merger dated April 10, 2007, by and between Sterling Financial Corporation and North Valley Bancorp.

2. To grant discretionary authority to adjourn the Special Meeting if necessary to permit further solicitation of proxies.

         Results of the voting are presented below:

                         SPECIAL MEETING OF SHAREHOLDERS
                             TUESDAY, JULY 31, 2007

Total Shares Outstanding:   7,362,625
      Total Shares Voted:   4,534,261      61.6%

                                       PERCENT OF                     PERCENT OF                     PERCENT OF
      PROPOSAL 1:           FOR        OUTSTANDING      AGAINST       OUTSTANDING      ABSTAIN       OUTSTANDING
                       ------------   ------------   ------------    ------------   ------------    ------------
                          4,394,342           59.7%        83,389             1.1%        56,360             0.8%

                                        PERCENT OF                   PERCENT OF                      PERCENT OF
      PROPOSAL 2:           FOR          QUORUM        AGAINST          QUORUM        ABSTAIN          QUORUM
                       ------------   ------------   ------------    ------------   ------------    ------------
                          4,070,565           89.8%       184,703             4.1%       278,993             6.2%

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

         31       Rule 13a-14(a) / 15d-14(a) Certifications
         32       Section 1350 Certifications
         99.140   Updated Exhibit F to Agreement and Plan of Merger dated
                  April 10, 2007

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NORTH VALLEY BANCORP
--------------------
(Registrant)


Date August 8, 2007


By:

/s/ Michael J. Cushman
-----------------------------------
Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)


/s/ Kevin R. Watson
-----------------------------------
Kevin R. Watson
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer &
Principal Accounting Officer)