Form 10-Q
period 2007-09-30
NORTH VALLEY BANCORP
filed 2007-11-09
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the period ended September 30, 2007.

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

Common Stock - 7,374,884 shares as of November 7, 2007.

                                      INDEX

                      NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets--September 30, 2007 and December 31, 2006               3

          Condensed Consolidated Statements of Income--For the three and nine months ended
          September 30, 2007 and 2006                                                                   4

          Condensed Consolidated Statements of Cash Flows--For the nine months ended
          September 30, 2007 and 2006                                                                   6

          Notes to Condensed Consolidated Financial Statements                                          7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations        13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                   27

Item 4.   Controls and Procedures                                                                      27

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                            27

Item 1A.  Risk Factors                                                                                 27

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                  27

Item 3.   Defaults Upon Senior Securities                                                              27

Item 4.   Submission of Matters to a Vote of Security Holders                                          27

Item 5.   Other Information                                                                            27

Item 6.   Exhibits                                                                                     28

SIGNATURES                                                                                             29

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)
--------------------------------------------------------------------------------

                                                                                  September 30,   December 31,
                                                                                      2007            2006
                                                                                  -------------   ------------
ASSETS
Cash and cash equivalents:
   Cash and due from banks                                                        $      28,333   $     30,826
   Federal funds sold                                                                         -         10,670
                                                                                  -------------   ------------
         Total cash and cash equivalents                                                 28,333         41,496

Investment securities available for sale, at fair value                                 108,616        133,571
Investment securities held to maturity, at amortized cost                                    52             82

Loans and leases                                                                        717,436        659,793
   Less: Allowance for loan and lease losses                                             (9,602)        (8,831)
                                                                                  -------------   ------------
   Net loans and leases                                                                 707,834        650,962

Premises and equipment, net                                                              12,933         13,797
Accrued interest receivable                                                               3,820          3,838
Other real estate owned                                                                     902            902
FHLB and FRB stock and other securities                                                   5,635          5,495
Bank-owned life insurance policies                                                       30,256         29,483
Core deposit intangibles, net                                                             1,399          1,886
Goodwill                                                                                 15,187         15,187
Other assets                                                                              9,937          8,974
                                                                                  -------------   ------------

         TOTAL ASSETS                                                             $     924,904   $    905,673
                                                                                  =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Noninterest-bearing                                                            $     170,457   $    194,842
   Interest-bearing                                                                     565,982        555,446
                                                                                  -------------   ------------
      Total deposits                                                                    736,439        750,288

Other borrowed funds                                                                     65,590         37,500
Accrued interest payable and other liabilities                                           10,625         10,433
Subordinated debentures                                                                  31,961         31,961
                                                                                  -------------   ------------
      Total liabilities                                                                 844,615        830,182
                                                                                  -------------   ------------

Commitments and Contingencies (Note H)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none
   outstanding                                                                                -              -
Common stock, no par value: authorized 20,000,000 shares; outstanding
   7,374,464 and 7,300,914 at September 30, 2007 and December 31, 2006                   40,212         39,202
Retained earnings                                                                        42,562         38,626
Accumulated other comprehensive loss, net of tax                                         (2,485)        (2,337)
                                                                                  -------------   ------------
   Total stockholders' equity                                                            80,289         75,491
                                                                                  -------------   ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     924,904   $    905,673
                                                                                  =============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands except per share data)
--------------------------------------------------------------------------------

                                                                        For the three months ended September 30,
                                                                           2007                          2006
                                                                        ----------                    ----------
INTEREST INCOME:
Interest and fees on loans and leases                                   $   13,790                    $   12,899
Interest on investments:
   Taxable interest income                                                   1,045                         1,330
   Nontaxable interest income                                                  236                           257
Interest on Federal funds sold and repurchase agreements                        12                            20
                                                                        ----------                    ----------
      Total interest income                                                 15,083                        14,506
                                                                        ----------                    ----------

INTEREST EXPENSE:
Deposits                                                                     3,760                         2,782
Subordinated debentures                                                        611                           611
Other borrowings                                                               467                           603
                                                                        ----------                    ----------
      Total interest expense                                                 4,838                         3,996
                                                                        ----------                    ----------

NET INTEREST INCOME                                                         10,245                        10,510

PROVISION FOR LOAN AND LEASE LOSSES                                            850                           555
                                                                        ----------                    ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES                9,395                         9,955
                                                                        ----------                    ----------

NONINTEREST INCOME:
Service charges on deposit accounts                                          1,791                         1,723
Other fees and charges                                                         939                           902
Earnings on cash surrender value of life insurance policies                    333                           309
Gain on sale of loans                                                           34                           171
Other                                                                          253                           493
                                                                        ----------                    ----------
      Total noninterest income                                               3,350                         3,598
                                                                        ----------                    ----------

NONINTEREST EXPENSES:
Salaries and employee benefits                                               5,306                         5,407
Occupancy expense                                                              773                           772
Furniture and equipment expense                                                499                           533
Other                                                                        2,903                         3,147
                                                                        ----------                    ----------
      Total noninterest expenses                                             9,481                         9,859
                                                                        ----------                    ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                     3,264                         3,694

PROVISION FOR INCOME TAXES                                                   1,044                           775
                                                                        ----------                    ----------

NET INCOME                                                              $    2,220                    $    2,919
                                                                        ==========                    ==========

Per Share Amounts
Basic Earnings Per Share                                                $     0.30                    $     0.40
                                                                        ==========                    ==========
Diluted Earnings Per Share                                              $     0.29                    $     0.39
                                                                        ==========                    ==========
Cash Dividends Per Common Share                                         $     0.10                    $     0.10
                                                                        ==========                    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands except per share data)
--------------------------------------------------------------------------------

                                                                        For the nine months ended September 30,
                                                                           2007                          2006
                                                                        ----------                    ----------
INTEREST INCOME:
Interest and fees on loans and leases                                   $   39,622                    $   36,862
Interest on investments:
   Taxable interest income                                                   3,437                         4,285
   Nontaxable interest income                                                  729                           800
Interest on Federal funds sold and repurchase agreements                       391                           196
                                                                        ----------                    ----------
      Total interest income                                                 44,179                        42,143
                                                                        ----------                    ----------

INTEREST EXPENSE:
Deposits                                                                    10,624                         6,913
Subordinated debentures                                                      1,829                         1,843
Other borrowings                                                             1,052                         1,789
                                                                        ----------                    ----------
      Total interest expense                                                13,505                        10,545
                                                                        ----------                    ----------

NET INTEREST INCOME                                                         30,674                        31,598

PROVISION FOR LOAN AND LEASE LOSSES                                            850                           925
                                                                        ----------                    ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES               29,824                        30,673
                                                                        ----------                    ----------

NONINTEREST INCOME:
Service charges on deposit accounts                                          5,122                         4,806
Other fees and charges                                                       2,797                         2,334
Earnings on cash surrender value of life insurance policies                    942                           889
Gain on sale of loans                                                          131                           336
Loss on sale or calls on securities                                            (36)                           (3)
Other                                                                          698                         1,049
                                                                        ----------                    ----------
      Total noninterest income                                               9,654                         9,411
                                                                        ----------                    ----------

NONINTEREST EXPENSES:
Salaries and employee benefits                                              16,340                        16,458
Occupancy expense                                                            2,296                         2,255
Furniture and equipment expense                                              1,552                         1,610
Other                                                                       10,255                         9,432
                                                                        ----------                    ----------
      Total noninterest expenses                                            30,443                        29,755
                                                                        ----------                    ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                     9,035                        10,329

PROVISION FOR INCOME TAXES                                                   2,891                         2,987
                                                                        ----------                    ----------

NET INCOME                                                              $    6,144                    $    7,342
                                                                        ==========                    ==========

Per Share Amounts
Basic Earnings Per Share                                                $     0.84                    $     0.99
                                                                        ==========                    ==========
Diluted Earnings Per Share                                              $     0.80                    $     0.95
                                                                        ==========                    ==========
Cash Dividends Per Common Share                                         $     0.30                    $     0.30
                                                                        ==========                    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)
--------------------------------------------------------------------------------

                                                                        For the nine months ended September 30,
                                                                           2007                          2006
                                                                        ----------                    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                              $    6,144                    $    7,342
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                             1,668                         1,753
   Amortization of premium on securities                                        63                            72
   Amortization of core deposit intangible                                     487                           488
   Provision for loan and lease losses                                         850                           925
   Loss on sale or calls on securities                                          36                             3
   Gain on sale of loans                                                      (131)                         (336)
   Gain on sale of premises and equipment                                       (3)                         (217)
   FHLB stock dividends                                                       (146)                         (169)
   Stock-based compensation expense                                            270                           227
   Excess tax benefit from exercise of stock options                           (92)                         (175)
Effect of changes in:
   Accrued interest receivable                                                  18                          (165)
   Other assets                                                             (1,628)                         (391)
   Accrued interest payable and other liabilities                              284                          (505)
                                                                        ----------                    ----------
      Net cash provided by operating activities                              7,820                         8,852
                                                                        ----------                    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of available for sale securities                          -                            62
   Proceeds from maturities/calls of available for sale securities          24,635                        26,406
   Net change in FHLB and FRB stock and other securities                         -                           338
   Net increase in loans and leases                                        (57,590)                      (41,236)
   Proceeds from sales of premises and equipment                                 3                           329
   Purchases of premises and equipment                                        (804)                       (1,000)
                                                                        ----------                    ----------
      Net cash used in investing activities                                (33,756)                      (15,101)
                                                                        ----------                    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in deposits                                     (13,849)                       14,205
   Net increase (decrease) in other borrowed funds                          28,090                       (18,400)
   Cash dividends paid                                                      (2,208)                       (2,204)
   Repurchase of common stock                                                    -                        (5,270)
   Exercise of stock options, including tax benefit                            740                           519
                                                                        ----------                    ----------
      Net cash provided by (used in) financing activities                   12,773                       (11,150)
                                                                        ----------                    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (13,163)                      (17,399)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                41,496                        56,094
                                                                        ----------                    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $   28,333                    $   38,695
                                                                        ==========                    ==========

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year for:
   Interest                                                             $   14,180                    $   10,922
   Income taxes                                                         $    2,865                    $    4,075

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

                      NORTH VALLEY BANCORP AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2007.

      The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries North Valley Bank ("NVB"), North Valley Trading Company, which is inactive and North Valley Bank Scholarship Fund, Inc., which is also inactive. Significant intercompany items and transactions have been eliminated in consolidation. North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III and North Valley Capital Statutory Trust IV are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities.

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

      Management has determined that since all of the banking products and services offered by the Company are available in each branch of NVB, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate NVB branches and report them as a single operating segment. No single customer accounts for more than 10 percent of revenues for the Company or NVB.

NOTE B - ANNOUNCED PLAN OF MERGER

      As reported on the Company's Current Report on Form 8-K, filed with the Commission on April 11, 2007 (the "April Current Report"), the Company has entered into an Agreement and Plan of Merger dated April 10, 2007 (the "Merger Agreement") pursuant to which the Company would merge with and into Sterling Financial Corporation, a Washington corporation ("Sterling"), with Sterling being the surviving corporation. A copy of the Merger Agreement (together with certain other information regarding the proposed merger) is provided in the April Current Report. Consummation of the merger requires approval of the Company's shareholders, and is subject to certain other conditions specified in the Merger Agreement, including the receipt of all necessary regulatory approvals and the satisfaction of other closing conditions that are customary for such transactions.

      A special meeting of the Company shareholders was held on July 31, 2007, and the principal terms of the Merger Agreement, including the proposed merger of the Company with and into Sterling, were approved by majority vote of the outstanding shares of the common stock of the Company.

      On October 26, 2007, Sterling filed a Current Report on Form 8-K announcing that it appears unlikely that the pending merger will be completed during the fourth quarter of 2007. Sterling has revised its expectation for regulatory approval based upon recent conversations with the Federal Deposit Insurance Corporation (the "FDIC"). Sterling has been asked by the FDIC to strengthen its internal regulatory compliance program to ensure that Sterling's infrastructure is keeping pace with its growth rate. The FDIC also informed Sterling that, at this time, it cannot advise Sterling when or if the pending application to merge Sterling Savings Bank with North Valley Bank will be approved. See "Announced Plan of Merger" in Item 2, on pages 15-16.

NOTE C - INVESTMENT SECURITIES

      At September 30, 2007 and December 31, 2006, the amortized cost of securities and their approximate fair value were as follows (in thousands):

                                                           Gross        Gross
                                             Amortized   Unrealized   Unrealized    Estimated
                                                Cost       Gains        Losses     Fair Value
                                             ---------   ----------   ----------   ----------
Available for sale securities:

September 30, 2007
   Obligations of U.S. government agencies   $   3,999   $        -   $      (15)       3,984
   Obligations of state and political
     subdivisions                               20,683          466          (27)      21,122
   Mortgage-backed securities                   73,242           13       (2,173)      71,082
   Corporate debt securities                     6,001            -         (439)       5,562
   Equity securities                             8,000            -       (1,134)       6,866
                                             ---------   ----------   ----------   ----------
                                             $ 111,925   $      479   $   (3,788)  $  108,616
                                             =========   ==========   ==========   ==========

December 31, 2006
   Obligations of U.S. government agencies   $   7,605   $        -   $     (105)       7,500
   Obligations of state and political
     subdivisions                               21,957          643          (40)      22,560
   Mortgage-backed securities                   86,028           20       (2,824)      83,224
   Corporate debt securities                     5,998            7          (17)       5,988
   Equity securities                            15,040           26         (767)      14,299
                                             ---------   ----------   ----------   ----------
                                             $ 136,628   $      696   $   (3,753)  $  133,571
                                             =========   ==========   ==========   ==========

                                                           Gross        Gross
                                             Amortized   Unrealized   Unrealized    Estimated
                                                Cost       Gains        Losses     Fair Value
                                             ---------   ----------   ----------   ----------
Held to maturity securities:

September 30, 2007
   Mortgage-backed securities                $      52                $       (1)  $       51
                                             =========   ==========   ==========   ==========
December 31, 2006
   Mortgage-backed securities                $      82    $       -   $       (1)  $       81
                                             =========   ==========   ==========   ==========

      For the nine months ended September 30, 2007 and 2006, there were $17,000 and $16,000, respectively, in gross realized gains on sales or calls of available for sale securities. For the nine months ended September 30, 2007 and 2006, there were $53,000 and $19,000, respectively, in gross realized losses on sales or calls of available for sale securities. There were no sales or transfers of held to maturity securities for the three and nine months ended September 30, 2007 and 2006.

      At September 30, 2007 and December 31, 2006, securities having fair value amounts of approximately $67,555,000 and $81,258,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

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

      At September 30, 2007, the Company held $89,478,000 of available for sale investment securities in an unrealized loss position of which $5,965,000 were in an unrealized loss position for less than twelve months and $83,513,000 were in an unrealized loss position and had been in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be at maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily impaired.

      Included in the above securities at September 30, 2007 are 100,000 shares of FNMA, Series M perpetual preferred stock. The coupon rate is fixed at 4.75% with a taxable-equivalent yield of 6.31%. The securities are owned at par, or $50.00 per share, for a total investment of $5,000,000 and an unrealized loss of $1,035,000 at September 30, 2007 as compared to $724,000 at December 31, 2006. The securities are callable at par on June 10, 2008. The market value per share as of September 30, 2007 was $39.65 compared to $42.76 per share at December 31, 2006. At September 30, 2007, these securities had been in a loss position for approximately 51 months.

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

NOTE D - STOCK-BASED COMPENSATION

Stock Option Plans

      At September 30, 2007, the Company had three shareholder approved stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan. The Plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The shares available for grant may be granted to anyone eligible to participate in the plans. All options granted under the Employee plan had an exercise price equal to the market value of the underlying common stock on the date granted and the exercise price must be paid in full at the time the option is exercised. The options under the plans expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company's Board of Directors. Outstanding options under the plans are exercisable until their expiration. Total options of 2,554,281 were authorized under all plans at September 30, 2007. Under the terms of the Merger Agreement described in Note B above, all outstanding options will become fully vested and exercisable upon consummation of the proposed merger.

Stock Option Compensation

      There were no options grants in the three month period ended September 30, 2007. For the three month period ended September 30, 2006, 13,000 options were granted at a weighted average grant date fair value of $2.96. For the three month periods ended September 30, 2007 and 2006, the compensation expense recognized for stock option compensation was $43,000 and $41,000, respectively. Director stock grant expense for the three month periods ended September 30, 2007 and 2006 was $(23,000) and $28,000, respectively. The recognized tax benefit for stock option compensation expense was $6,000 for the three month period ended September 30, 2007. No tax benefit was recognized for stock option compensation expense for the three month period ended September 30, 2006. At September 30, 2007, the total unrecognized compensation expense related to stock-based awards granted to employees under the Company's stock option plans was $424,000. This expense will be amortized on a straight-line basis over a weighted average period of approximately 1.5 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Option Activity

      Under the Company's stock option plans as of September 30, 2007, 1,158,149 shares of the Company's common stock are available for future grants to directors and employees of the Company. Under the Director Plan, options may not be granted at a price less than 85% of fair market value at the date of the grant. Under the Employee Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under both plans, options may be exercised over a ten year term and vest ratably over four years from the date of the grant. A summary of outstanding stock options follows:

                                                                           Weighted
                                                               Weighted     Average
                                                                Average    Remaining       Exercise        Aggregate
                                                               Exercise   Contractual        Price         Intrinsic
                                                      Shares     Price       Term            Range        Value ($000)
                                                    -------------------------------------------------------------------
Outstanding at January 1, 2007                       778,712   $   9.77    3.8 years     $5.36 - 19.86

Granted                                               63,613      20.41        N/A      $20.03 - 24.75

Exercised                                            (70,550)      8.83        N/A       $5.36 - 20.62

Expired or Forfeited                                  (9,231)     19.50        N/A      $17.09 - 20.62

                                                    -------------------------------------------------------------------
Outstanding at September 30, 2007                    762,544   $  10.63    3.8 years     $5.36 - 24.75   $       9,283
                                                    -------------------------------------------------------------------

Fully vested and exercisable at September 30, 2007   658,181   $   9.33    3.0 years     $5.36 - 24.75   $       8,866
                                                    ===================================================================

Options expected to vest                             104,363   $  18.85    8.6 years    $15.72 - 24.75   $         417
                                                    ===================================================================

      The aggregate intrinsic value of outstanding, fully vested and exercisable and expected to vest options are calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock as of September 30, 2007. The intrinsic value of exercised options is calculated as the difference between exercise price of the underlying awards and the quoted price of the Company's common stock at the date of exercise. The intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 totaled $93,000 and $177,000, respectively.

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

(in thousands)                                       Three months ended September 30,   Nine months ended September 30,
                                                          2007              2006            2007               2006
                                                     -------------       ------------   -------------      ------------
Net income                                           $       2,220       $      2,919   $       6,144      $      7,342
Other comprehensive income (loss), net of tax:
   Holding gain (loss) arising during period                   292              1,885            (127)              451
   Reclassification adjustment                                   -                  9             (21)               (2)
                                                     -------------       ------------   -------------      ------------

Total comprehensive income                           $       2,512       $      4,813   $       5,996      $      7,791
                                                     =============       ============   =============      ============

NOTE F - EARNINGS PER SHARE

      Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

      There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three and nine month periods ended September 30, 2007 and 2006 is reconciled as follows (in thousands, except per share amounts):

                                                              Three months ended September 30,   Nine months ended September 30,
                                                                2007                    2006         2007                2006
                                                              ---------              ---------   -----------          -----------
Calculation of basic earnings per share:
   Numerator - net income                                     $   2,220              $   2,919   $     6,144          $    7,342
   Denominator - weighted average common shares outstanding       7,366                  7,277         7,355               7,411
                                                              ---------              ---------   -----------          ----------

         Basic earnings per share                             $    0.30              $    0.40   $      0.84          $     0.99
                                                              =========              =========   ===========          ==========

Calculation of diluted earnings per share:
   Numerator - net income                                     $   2,220              $   2,919   $     6,144          $    7,342
   Denominator:
      Weighted average common shares outstanding                  7,366                  7,277         7,355               7,411
      Dilutive effect of outstanding options                        271                    253           293                 280
                                                              ---------              ---------   -----------          ----------
         Weighted average common shares outstanding and
            common stock equivalents                              7,637                  7,530         7,648               7,691
                                                              ---------              ---------   -----------          ----------

         Diluted earnings per share                           $    0.29              $    0.39   $      0.80          $     0.95
                                                              =========              =========   ===========          ==========

NOTE G - PENSION PLAN BENEFITS

      The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Total contributions paid for the three months ended September 30, 2007 and 2006 are $62,000 and $141,000, respectively. Components of net periodic benefit cost for the Company's supplemental nonqualified defined benefit plans for the three and nine months ended September 30, 2007 and 2006 are presented in the following table (in thousands):

                                                              Three months ended September 30,   Nine months ended September 30,
                                                                 2007                   2006        2007                 2006
                                                              ---------              ---------   -----------          -----------
Components of net periodic benefits cost:
   Service cost                                               $     118              $     123   $       351          $      367
   Interest cost                                                     63                     67           189                 201
   Amortization of net obligation at transition                       -                      -             -                   -
   Prior service amortization                                         7                      8            23                  24
   Recognized net actuarial loss                                      8                     14            24                  44
                                                              ---------              ---------   -----------          ----------
Total components of net periodic cost                         $     196              $     212   $       587          $      636
                                                              =========              =========   ===========          ==========

NOTE H - COMMITMENTS AND CONTINGENCIES

      The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company's financial position or results of its operations or its cash flows.

      The Company was contingently liable under standby letters of credit issued on behalf of its customers in the amount of $9,992,000 and $13,067,000 at September 30, 2007 and December 31, 2006. At September 30, 2007, commercial and consumer lines of credit and real estate loans of approximately $76,953,000 and $144,177,000 were undisbursed. At December 31, 2006, commercial and consumer lines of credit and real estate loans of approximately $88,061,000 and $145,034,000 were undisbursed.

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

      Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to inventory purchases by the Company's commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Virtually all of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2007 and December 31, 2006. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

      Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at September 30, 2007, no losses are anticipated as a result of these commitments.

      In management's opinion, a concentration exists in real estate-related loans which represent approximately 77% at September 30, 2007 and 78% at December 31, 2006 of the Company's loan portfolio. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

NOTE I - INCOME TAXES

      In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company has adopted FIN 48 as of January 1, 2007.

      The Company previously recognized income tax positions based on management's estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

      The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no significant effect on the Company's provision for income taxes for the three and nine months ended September 30, 2007. The Company recognizes interest accrued related to unrecognized tax benefits and accruals for penalties in income tax expense.

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

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements

      In March 2007, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 06-10 (EITF 06-10), Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF 06-10 requires employers to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No. 12. EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The provisions of EITF 06-10 are effective for the Company on January 1, 2008, with earlier application permitted, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or as a change in accounting principle through retrospective application to all prior periods. The Company does not expect adoption of EITF 06-10 to have a significant impact on its consolidated financial statements, results of operations or liquidity.

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

Allowance for Loan and Lease Losses

      The allowance for loan and lease losses is based on the probable estimated losses in our loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (SFAS) No. 5 "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and estimable; and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that losses be accrued on impaired loans (as defined) based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Announced Plan of Merger

      As reported on the Company's Current Report on Form 8-K, filed with the Commission on April 11, 2007 (the "April Current Report"), the Company has entered into an Agreement and Plan of Merger dated April 10, 2007 (the "Merger Agreement") pursuant to which the Company would merge with and into Sterling Financial Corporation, a Washington corporation ("Sterling"), with Sterling being the surviving corporation. A copy of the Merger Agreement (together with certain other information regarding the proposed merger) is provided in the April Current Report. Consummation of the merger requires approval of the Company's shareholders, and is subject to certain other conditions specified in the Merger Agreement, including the receipt of all necessary regulatory approvals and the satisfaction of other closing conditions that are customary for such transactions.

      A special meeting of the Company shareholders was held on July 31, 2007, and the principal terms of the Merger Agreement, including the proposed merger of the Company with and into Sterling, were approved by majority vote of the outstanding shares of the common stock of the Company.

      Even though the Company shareholders have approved the principal terms of the Merger Agreement, the Company and Sterling can agree at any time, by mutual consent, not to complete the proposed merger. Also, either the Company or Sterling can decide, without the consent of the other, not to complete the merger in a number of situations as described in the Merger Agreement. For example, the Board of Directors of the Company can decide, at its discretion, to terminate the Merger Agreement (without Sterling's consent) if the average closing price of Sterling's common stock during the 20-day period just prior to the closing date of the proposed merger is less than $28.23 per share and the Sterling common stock price has also declined from a price of $33.21 per share by 15 percent or more relative to a weighted average index of a certain group of financial institution holding companies (the "Index Group"). A copy of Exhibit F to the Merger Agreement, listing the financial institution holding companies currently comprising the Index Group, was filed with the Company's Form 10-Q Quarterly Report for the period ended June 30, 2007 as Exhibit 99.140 and is incorporated here by this reference. In the example given above, Sterling would have the option to avoid termination of the Merger Agreement by increasing the consideration to be paid to the Company shareholders, as provided in Section 8.1(j). The Merger Agreement provides that each share of Company common stock will be converted into 0.7364 shares of Sterling common stock and $2.80 in cash (subject to certain conditions). An adjustment in such consideration could be effected by an increase in the cash portion, the stock portion, or a combination of cash and stock, at Sterling's discretion.

      In short, a "Sterling Determination Price" of less than $28.23 on the "Determination Date," combined with a "Sterling Change Ratio" which is less than the "Index Change Ratio, as such terms are defined in Section 8.1(j) of the Merger Agreement, would trigger the possibility of a decision by the Company Board of Directors to give Sterling a notice of termination (as summarized in the example given above). On the last trading date immediately preceding the filing of this report, the closing price per share of Sterling common stock on the Nasdaq Global Select Market was below $28.23. However, it should be noted that the "Determination Date" will be the date that is ten (10) business days before the "Closing Date" and the "Closing Date" is defined in Section 9.1 of the Merger Agreement as the last day of the month following the receipt of all regulatory approvals. Applications for the required regulatory approvals have been submitted by Sterling and remain pending as of the date of this report. On October 26, 2007, Sterling announced that it appears unlikely that the pending merger between Sterling and the Company will be completed during the fourth quarter of 2007. Sterling has revised its expectation for regulatory approval of the merger based upon recent conversations between Sterling and the Federal Deposit Insurance Corporation (the "FDIC"). Sterling has been asked by the FDIC to strengthen its internal regulatory compliance program to ensure that Sterling's infrastructure is keeping pace with its growth rate. The FDIC has also informed Sterling that, at this time, it cannot advise Sterling when or if the pending application to merge Sterling Savings Bank with North Valley Bank will be approved. Sterling and the Company are currently in discussions regarding an amendment to the Merger Agreement to extend the date after which either party may terminate the Merger Agreement if the merger has not been consummated, which is currently November 30, 2007; however, no agreement to amend the Merger Agreement has yet been reached.

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

Earnings Summary

Earnings Summary

                                                       Three months ended September 30,   Nine months ended September 30,
(in thousands except per share amounts)                      2007           2006              2007             2006
                                                       --------------   ---------------   -------------   ---------------
Net interest income                                    $       10,245   $        10,510   $      30,674   $        31,598
Provision for loan and lease losses                               850               555             850               925
Noninterest income                                              3,350             3,598           9,654             9,411
Noninterest expense                                             9,481             9,859          30,443            29,755
Provision for income taxes                                      1,044               775           2,891             2,987
                                                       --------------   ---------------   -------------   ---------------
Net income                                             $        2,220   $         2,919   $       6,144   $         7,342
                                                       ==============   ===============   =============   ===============

Earnings Per Share
   Basic                                               $         0.30   $          0.40   $        0.84   $          0.99
   Diluted                                             $         0.29   $          0.39   $        0.80   $          0.95

Annualized Return on Average Assets                              0.97%             1.28%           0.92%             1.09%
Annualized Return on Average Equity                             11.15%            16.49%          10.55%            13.75%

      Net income for the three and nine months ended September 30, 2007 decreased by $699,000, or 23.9%, and $1,198,000, or 16.3%, respectively, compared to the same periods in 2006. Diluted earnings per share decreased $0.10, or 25.6%, for the three months ended September 30, 2007 compared to the same period in 2006. Diluted earnings per share decreased $0.15, or 15.8%, for the nine months ended September 30, 2007 compared to the same period in 2006. For the three and nine month periods ended September 30, 2007, the Company had $26,000 and $1,086,000, respectively, of merger related expenses resulting from the pending merger with and into Sterling Financial Corporation, announced on April 11, 2007. Results for the three and nine month periods ended September 30, 2007, on a non-GAAP basis, excluding these non-core merger related expenses were net income of $2,237,000, or $0.29 per diluted share and $6,882,000, or $0.90 per diluted share, respectively.

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

      The following table is a summary of the Company's net interest income, presented on a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning assets, for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)

                                         Three months ended September 30, 2007    Three months ended September 30, 2006
                                         -------------------------------------   --------------------------------------
                                            Average       Yield/     Interest       Average      Yield/     Interest
                                            Balance        Rate       Amount        Balance       Rate       Amount
                                         -------------   -------   -----------   -------------   ------   -------------
Assets
Earning assets:
   Federal funds sold                    $         977      4.87%  $        12   $       1,517     5.23%  $          20
   Investment securities:
      Taxable                                   90,946      4.30%          986         111,624     4.04%          1,136
      Non-taxable (1)                           20,748      6.73%          352          22,504     6.77%            384
      FNMA preferred stock (1)                   5,000      6.19%           78          12,041     6.52%            198
                                         -------------   -------   -----------   -------------   ------   -------------
   Total investments                           116,694      4.81%        1,416         146,169     4.66%          1,718
   Loans and leases (2)(3)                     696,861      7.85%       13,790         651,367     7.86%         12,899
                                         -------------   -------   -----------   -------------   ------   -------------
Total earning assets                           814,532      7.41%       15,218         799,053     7.27%         14,637

Non earning assets                              99,286                                 111,818
Allowance for loan and lease losses             (8,786)                                 (8,498)
                                         -------------                           -------------
Total non-earning assets                        90,500                                 103,320

Total assets                             $     905,032                           $     902,373
                                         =============                           =============

Liabilities and Shareholders' Equity
Interest bearing liabilities:
   Transaction accounts                  $     156,414      0.51%  $       200   $     185,339     0.31%  $         144
   Savings and money market                    189,995      1.92%          918         180,273     1.84%            835
   Time certificates                           224,154      4.68%        2,642         183,363     3.90%          1,803
   Other borrowed funds                         71,269      6.00%        1,078          86,195     5.59%          1,214
                                         -------------   -------   -----------   -------------   ------   -------------
Total interest bearing liabilities             641,832      2.99%        4,838         635,170     2.50%          3,996
                                                         -------   -----------                   ------   -------------
Demand deposits                                174,123                                 187,497
Other liabilities                               10,098                                   9,496
                                         -------------                           -------------
Total liabilities                              826,053                                 832,163
                                         -------------                           -------------
Shareholders' equity                            78,979                                  70,210
                                         -------------                           -------------
Total liabilities and
   shareholders' equity                  $     905,032                           $     902,373
                                         =============                           =============
Net interest income                                                $    10,380                            $      10,641
                                                                   ===========                            =============
Net interest spread                                         4.42%                                  4.77%
                                                         =======                                 ======
Net interest margin                                         5.06%                                  5.28%
                                                         =======                                 ======

--------------------------------------------------------------------------------

(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.

(2) Loans on nonaccrual status have been included in the computations of averages balances.

(3) Includes loan fees of $351 and $228 for the three months ended September 30, 2007 and 2006, respectively.

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)

                                          Nine months ended September 30, 2007    Nine months ended September 30, 2006
                                         -------------------------------------   --------------------------------------
                                            Average       Yield/    Interest        Average      Yield/     Interest
                                            Balance        Rate      Amount         Balance       Rate       Amount
                                         -------------   -------   -----------   -------------   ------   -------------
Assets
Earning assets:
   Federal funds sold                    $       9,933      5.26%  $       391   $       5,398     4.85%  $         196
   Investment securities:
      Taxable                                   96,972      4.38%        3,177         120,769     4.09%          3,697
      Non-taxable (1)                           21,007      6.82%        1,072          23,121     6.90%          1,194
      FNMA preferred stock (1)                   7,175      6.45%          346          12,061     6.57%            593
                                         -------------   -------   -----------   -------------   ------   -------------
   Total investments                           125,154      4.91%        4,595         155,951     4.70%          5,484
   Loans and leases (2)(3)                     670,469      7.90%       39,622         634,837     7.76%         36,862
                                         -------------   -------   -----------   -------------   ------   -------------
Total earning assets                           805,556      7.40%       44,608         796,186     7.14%         42,542

Non earning assets                              99,603                                 111,019
Allowance for loan and lease losses             (8,809)                                 (8,155)
                                         -------------                           -------------
Total non-earning assets                        90,794                                 102,864

Total assets                             $     896,350                           $     899,050
                                         =============                           =============

Liabilities and Shareholders' Equity
Interest bearing liabilities:
   Transaction accounts                  $     158,883      0.48%  $       574   $     191,011     0.30%  $         435
   Savings and money market                    195,453      1.88%        2,746         179,297     1.38%          1,848
   Time certificates                           214,403      4.55%        7,304         175,399     3.53%          4,631
   Other borrowed funds                         63,551      6.06%        2,881          88,839     5.46%          3,631
                                         -------------   -------   -----------   -------------   ------   -------------
Total interest bearing liabilities             632,290      2.86%       13,505         634,546     2.22%         10,545
                                                         -------   -----------                   ------   -------------
Demand deposits                                175,200                                 182,976
Other liabilities                               10,970                                  10,131
                                         -------------                           -------------
Total liabilities                              818,460                                 827,653
                                         -------------                           -------------
Shareholders' equity                            77,890                                  71,397
                                         -------------                           -------------
Total liabilities and
   shareholders' equity                  $     896,350                           $     899,050
                                         =============                           =============
Net interest income                                                $    31,103                            $      31,997
                                                                   ===========                            =============
Net interest spread                                         4.54%                                  4.92%
                                                         =======                                 ======
Net interest margin                                         5.16%                                  5.37%
                                                         =======                                 ======

--------------------------------------------------------------------------------

(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.

(2) Loans on nonaccrual status have been included in the computations of averages balances.

(3) Includes loan fees of $1,076 and $909 for the nine months ended September 30, 2007 and 2006, respectively.

      Net interest income has been adjusted to a fully taxable equivalent basis
(FTE) for tax-exempt investments included in earning assets. The decrease in net interest income (FTE) for the three and nine month periods ended September 30, 2007 resulted primarily from the change in the mix of interest bearing liabilities with the most significant increase in time deposits and the increase in average rate paid on all types of interest bearing liabilities somewhat offset by a shift in earning asset composition to higher yielding loans. Management is proactive in attempting to manage the Company's net interest margin, that is, trying to maximize current net interest income without placing an undue risk on future earnings. Currently the Company is retaining fixed-rate 15-and 30-year conforming residential mortgages to better diversify the portfolio. The Company expects to continue to sell the fixed rate jumbo mortgage loans it originates.

      While the yield on average earning assets, for the three and nine months ended September 30, 2007, increased by 14 and 26 basis points, respectively, from the same period last year, the rates paid on average interest bearing liabilities increased by 49 and 64 basis points, respectively. As a result, the Company's net interest margin (FTE) contracted 22 basis points to 5.06% for the three months ended September 30, 2007 from the 5.28% for the same period in 2006, and decreased 5 basis points from 5.11% for the linked quarter. The net interest margin for the nine months ended September 30, 2007 contracted 21 basis points to 5.16% from 5.37% for the same period in 2006.

Provision for Loan and Lease Losses

      The Company recorded $850,000 in provision for loan and lease losses for the three months ended September 30, 2007 to total $850,000 for the nine months ended September 30, 2007. The Company recorded $555,000 for the three months ended September 30, 2006 to total $925,000 for the nine months ended September 30, 2006. The process for determining allowance adequacy includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic activity. The decision to record additional provision reflects the growth in the loan portfolio and management's assessment of the overall adequacy of the allowance for loan and lease losses. Management believes that the current level of allowance for loan and lease losses as of September 30, 2007 of $9,602,000, or 1.34% of total loans and leases, is adequate at this time. The allowance for loan and lease losses was $8,831,000, or 1.34% of total loans and leases, at December 31, 2006. For further information regarding our allowance for loan and lease losses, see "Allowance for Loan and Lease Losses" on page 22.

Noninterest Income

      The following table is a summary of the Company's noninterest income for the periods indicated:

                                                              Three months ended September 30,   Nine months ended September 30,
(In thousands)                                                   2007                   2006        2007                  2006
                                                              ----------              --------   ---------              --------
Service charges on deposit accounts                           $    1,791              $  1,723   $   5,122              $  4,806
Other fees and charges                                               939                   902       2,797                 2,334
Earnings on cash surrender value of life insurance
policies                                                             333                   309         942                   889
Gain on sale of loans                                                 34                   171         131                   336
Other                                                                253                   493         662                 1,046
                                                              ----------              --------   ---------              --------
   Total noninterest income                                   $    3,350              $  3,598   $   9,654              $  9,411
                                                              ==========              ========   =========              ========

      Noninterest income decreased from $3,598,000 for the three months ended September 30, 2006 to $3,350,000 for the same period in 2007. Service charges on deposits increased $68,000 from the three months ended September 30, 2006 compared to the same period in 2007, driven by growth in the number of demand accounts. Other fees and charges increased $37,000 from $902,000 for the three months ended September 30, 2006 to $939,000 for the same period in 2007. The increase in fees is attributable to the increase in debit card activity, specifically, point-of-sale and foreign ATM use. These increases in service charges and fees were more than offset by a decrease in the gain on sales of mortgages of $137,000 to $34,000 for the three months ended September 30, 2007 compared to $171,000 for the same period in 2006 and a decrease in other income of $240,000 due primarily to a gain from a one-time sale of Company property in the third quarter of 2006 of $198,000.

      Noninterest income increased $243,000 to $9,654,000 for the nine months ended September 30, 2007 from $9,411,000 for the same period in 2006. The increase was primarily driven by the increase in service charges on deposit accounts of $316,000 and the increase in other fees and charges of $463,000 as discussed above, partially offset by the decrease in gain on sale of loans of $205,000 and other noninterest income of $384,000.

Noninterest Expense

      The following table is a summary of the Company's noninterest expense for the periods indicated:

                                         Three months ended September 30,   Nine months ended September 30,
(In thousands)                               2007                2006           2007               2006
                                         ------------        ------------   -----------        ------------
Salaries & employee benefits             $      5,306        $      5,407   $    16,340        $     16,458
Occupancy expense                                 773                 772         2,296               2,255
Data processing expenses                          552                 658         1,674               1,752
Equipment expense                                 499                 533         1,552               1,610
Professional services                             161                 383           971               1,099
Marketing                                         266                 270           794                 826
ATM expense                                       237                 229           742                 656
Printing & supplies                               143                 151           531                 509
Operations expense                                215                 244           651                 655
Director                                           92                 139           407                 440
Amortization of intangibles                       163                 163           488                 488
Postage                                           141                  90           395                 390
Merger expense                                      5                   -           761                   -
Other                                             928                 820         2,841               2,617
                                         ------------        ------------   -----------        ------------
   Total noninterest expense             $      9,481        $      9,859   $    30,443        $     29,755
                                         ============        ============   ===========        ============

      Noninterest expense totaled $9,481,000 for the three months ended September 30, 2007, compared to $9,859,000 for the same period in 2006. This represents a decrease of $378,000, or 3.8%, for the three months ended September 30, 2007 from the comparable period in 2006 due primarily to decreases in salaries and employee benefit expenses, data processing expenses as well as professional services expense. Salaries and benefits decreased by $101,000, or 1.9%, to $5,306,000 for the three months ended September 30, 2007 compared to $5,407,000 for the same period in 2006. Data processing expense decreased $106,000 for the three months ended September 30, 2007 compared to the same period in 2006, while professional services expenses decreased by $222,000 during the same period. The Company's ratio of noninterest expense to average assets decreased to 4.19% for the three months ended September 30, 2007 compared to 4.37% for the same period in 2006. The Company's efficiency ratio decreased slightly to 69.74% for the three months ended September 30, 2007 from 69.88% for the same period in 2006.

      Noninterest expense totaled $30,443,000 for the nine months ended September 30, 2007, compared to $29,755,000 for the same period in 2006. This represents an increase of $688,000, or 2.3%, for the nine months ended September 30, 2007 from the comparable period in 2006 due primarily to expenses related to the pending merger with Sterling Financial Corporation of $1,086,000, for the nine months ended September 30, 2007, $761,000 of which is included in the merger expense category and $325,000 of which is legal fees and auditing fees for the merger included in the professional services category in the above table. The merger related expenses were partially offset by decreases in professional services expenses of $128,000, salaries and employee benefit expenses of $118,000 and data processing expenses of $78,000. The Company's ratio of noninterest expense to average assets increased slightly to 4.53% for the nine months ended September 30, 2007 compared to 4.41% for the same period in 2006. The Company's efficiency ratio increased slightly to 75.49% for the nine months ended September 30, 2007 from 72.56% for the same period in 2006.

Income Taxes

      The provision for income taxes for the three months ended September 30, 2007 was $1,044,000 compared to $775,000 for the same period in 2006. The provision for income taxes for the nine months ended September 30, 2007 was $2,891,000 compared to $2,987,000 for the same period in 2006. The effective income tax rate for state and federal income taxes was 32.0% for both the three and nine month periods ended September 30, 2007 compared to 21.0% and 28.9%, respectively, for the same periods in 2006. The increase in the effective income tax rate for 2007 compared to the same periods in 2006 is due to management, following the filing of the Company's 2005 tax returns during the third quarter of 2006, determined that the Company's estimated tax rate that had been applied to previously reported net income was overstated as a result of an underestimate of California job credits (which are determined subsequent to year-end through a process employed by the State of California) and an overestimate of the federal statutory tax rate (resulting from the Company's pre-tax income falling between the federal statutory rates of 34% and 35%). As a result, the 2006 tax provision was adjusted on a cumulative basis to reflect this change in accounting estimate. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company's investment in municipal securities, FNMA Preferred Stock, and Bank-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives special tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated 'Enterprise Zones'.

Financial Condition as of September 30, 2007 As Compared to December 31, 2006

      Total assets at September 30, 2007 increased $19,231,000, or 2.2% to $924,904,000, compared to $905,673,000 at December 31, 2006. Loans and leases increased $57,643,000, or 8.7%, to $717,436,000 at September 30, 2007 from
$659,793,000 at December 31, 2006. Investment securities and federal funds sold decreased $35,655,000, or 24.7%, to $108,668,000 at September 30, 2007, compared to $144,323,000 at December 31, 2006. On the liability side, deposits decreased $13,849,000, or 1.8%, from December 31, 2006 to $736,439,000 at September 30,
2007.

Loan and Lease Portfolio

      Loans and leases, the Company's major component of earning assets, increased during the first nine months of 2007 to $717,436,000 at September 30, 2007 from $659,793,000 at December 31, 2006. Commercial loans increased by $3,977,000, commercial real estate loans increased by $20,165,000, real estate - construction loans increased by $16,851,000, real estate - mortgage loans increased by $3,556,000, installment loans increased by $10,439,000 and other loans increased by $3,158,000. Direct financing leases decreased by $530,000 from December 31, 2006.

      The Company's average loan to deposit ratio was 93.6% for the quarter ended September 30, 2007 compared to 88.4% for the same period in 2006. The increase in the Company's average loan to deposit ratio is driven by an increase in total average loans of $45,494,000 while total average deposits increased by $8,214,000.

(Dollars in thousands)                          September 30,     December 31,
                                                    2007              2006
                                               ---------------   --------------

Commercial                                     $        82,099   $       78,122
Real estate - commercial                               283,488          263,323
Real estate - construction                             230,050          213,199
Real estate - mortgage                                  44,043           40,487
Installment                                             38,390           27,951
Direct financing leases                                  1,455            1,985
Other                                                   38,986           35,828
                                               ---------------   --------------
                                                       718,511          660,895

Deferred loan fees, net                                 (1,075)          (1,102)
Allowance for loan and lease losses                     (9,602)          (8,831)
                                               ---------------   --------------
                                               $       707,834   $      650,962
                                               ===============   ==============

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

      At September 30, 2007, the recorded investment in loans and leases for which impairment had been recognized was approximately $3,359,000 compared to $24,000 at September 30, 2006. The increase was primarily due to one credit, which is a commercial building and a notice of default was filed. The loan is well-secured and no loss is anticipated. Of the 2007 balance, there was a related valuation allowance of $538,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $5,000 for cash payments received in 2007.

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

      Nonperforming assets at September 30, 2007, and December 31, 2006, are summarized as follows:

                                                                         September 30,   December 31,
                                                                             2007            2006
                                                                         -------------   ------------
Nonaccrual loans and leases                                              $       3,359   $         72
Loans and leases past due 90 days and accruing interest                              8            403
Other real estate owned                                                            902            902
                                                                         -------------   ------------
   Total nonperforming assets                                            $       4,269   $      1,377
                                                                         =============   ============

Nonaccrual loans and leases to total gross loans and leases                       0.47%          0.01%
Nonperforming loans and leases to total gross loans and leases                    0.47%          0.07%
Total nonperforming assets to total assets                                        0.46%          0.15%

Allowance for Loan and Lease Losses

      A summary of the allowance for loan and lease losses at September 30, 2007 and September 30, 2006 is as follows:

                                                                         Nine months ended September 30,
                                                                              2007             2006
                                                                         -------------   ---------------
Balance beginning of period                                              $       8,831   $         7,864
Provision for loan and lease losses                                                850               925
Net (charge-offs) recoveries                                                       (79)               64
                                                                         -------------   ---------------
Balance end of period                                                    $       9,602   $         8,853
                                                                         =============   ===============

Allowance for loan and lease losses to total loans and leases                     1.34%             1.33%

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

                  The formula allowance is adjusted for qualitative factors that are based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowance. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated to determine the adjustment to the formula allowance at September 30, 2007 included the following, which existed at the balance sheet date:

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

      The $9,602,000 in allowance at September 30, 2007 reflects management's estimate of the inherent loss in various pools or segments in the portfolio, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio.

      Future provisions may be required and the ratio of the allowance for loan and lease losses to loans outstanding may increase. Experience across the financial services industry indicates that commercial business and income property loans may present greater risks than residential real estate loans, and therefore should be accompanied by suitably higher levels of reserves.

Deposits

      Total deposits decreased $13,849,000, or 1.8%, to $736,439,000 at
September 30, 2007 compared to $750,288,000 at December 31, 2006. Noninterest-bearing demand deposits decreased $24,385,000 or 12.5% from December 31, 2006, interest-bearing demand deposits decreased $8,977,000 or 5.6%, money market accounts decreased $2,660,000 or 2.4%, and savings decreased $9,081,000 or 10.4%, while certificates of deposits increased $31,254,000 or 15.8% from December 31, 2006. The Company experienced a shift in deposits to time certificates as time deposit rates increased.

                                     September 30,   December 31,
                                         2007            2006
                                     -------------   -------------

Noninterest-bearing demand           $     170,457   $     194,842
Interest-bearing demand                    151,962         160,939
Money market and savings                   185,092         196,833
Time certificates                          228,928         197,674

                                     -------------   -------------
   Total deposits                    $     736,439   $     750,288
                                     =============   =============

Liquidity

      The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds of $25,000,000 as of September 30, 2007 were also available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank ("FHLB") providing additional unused borrowing capacity of $44,180,000 secured by certain loans and investment securities as of September 30, 2007. The Company also has a line of credit with Federal Reserve Bank of San Francisco ("FRB") of $2,311,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of September 30, 2007, borrowings consisted of term borrowings of $25,000,000 and overnight borrowings of $40,590,000 outstanding with the FHLB, and $31,961,000 was outstanding in the form of subordinated debt issued by the Company.

      The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and available for sale investment securities) totaled $136,949,000 and $175,067,000 (or 14.8% and 19.3% of total assets) at September
30, 2007 and December 31, 2006, respectively.

      Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $639,241,000 and $673,303,000 at September 30, 2007 and December 31, 2006, respectively.

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

Capital Resources

      The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company's ability to earn a high rate of return on stockholders' equity (ROE). Stockholders' equity increased to $80,289,000 as of September 30, 2007, as compared to $75,491,000 at December 31, 2006. The increase was due to net income of $6,144,000, stock based compensation of $240,000 and stock option exercises of $1,010,000, partially offset by the increase in unrealized loss on available for sale securities of $148,000, and the cash dividends paid out in the amount of $2,208,000. Under current regulations, management believes that the Company meets all capital adequacy requirements and North Valley Bank was considered well capitalized at September 30, 2007 and December 31, 2006.

      The Company's and North Valley Bank's capital amounts and risk-based capital ratios are presented below.

                                                                                              To be Well Capitalized
                                                                       For Capital Adequacy   Under Prompt Corrective
                                                         Actual             Purposes             Action Provisions
                                                ---------------------------------------------------------------------
                                                                        Minimum     Minimum    Minimum      Minimum
                                                  Amount      Ratio     Amount       Ratio      Amount       Ratio
                                                ---------------------------------------------------------------------
Company
As of September 30, 2007
   Total capital (to risk weighted assets)      $ 106,049     11.95%   $  70,995     8.00%          N/A         N/A
   Tier 1 capital (to risk weighted assets)     $  92,815     10.46%   $  35,493     4.00%          N/A         N/A
   Tier 1 capital (to average assets)           $  92,815     10.45%   $  35,527     4.00%          N/A         N/A

As of December 31, 2006
   Total capital (to risk weighted assets)      $ 100,065     11.88%   $  67,384     8.00%          N/A         N/A
   Tier 1 capital (to risk weighted assets)     $  86,032     10.21%   $  33,705     4.00%          N/A         N/A
   Tier 1 capital (to average assets)           $  86,032      9.66%   $  35,624     4.00%          N/A         N/A

North Valley Bank
As of September 30, 2007
   Total capital (to risk weighted assets)      $ 103,928     11.75%   $  70,759     8.00%    $  88,449       10.00%
   Tier 1 capital (to risk weighted assets)     $  94,326     10.66%   $  35,394     4.00%    $  53,092        6.00%
   Tier 1 capital (to average assets)           $  94,326     10.63%   $  35,494     4.00%    $  44,368        5.00%

As of December 31, 2006
   Total capital (to risk weighted assets)      $  97,642     11.61%   $  67,281     8.00%    $  84,102       10.00%
   Tier 1 capital (to risk weighted assets)     $  88,811     10.56%   $  33,641     4.00%    $  50,461        6.00%
   Tier 1 capital (to average assets)           $  88,811      9.97%   $  35,631     4.00%    $  44,539        5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In management's opinion there has not been a material change in the Company's market risk profile for the nine months ended September 30, 2007 compared to December 31, 2006. Please see discussion under the caption "Interest Rate Sensitivity" on page 24.

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

      Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2007. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. An evaluation of any changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2007 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management group. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      None

Item 3. Defaults Upon Senior Securities

      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

      As previously reported under PART II- OTHER INFORMATION Item 4 of the Form 10-Q filed for the period ended June 30, 2007.

Item 5. Other Information

      None

Item 6. Exhibits

        31        Rule 13a-14(a) / 15d-14(a) Certifications
        32        Section 1350 Certifications
        99.143    Park Marina Lease Extension Agreement dated July 30, 2007, between The McConnell Foundation and North Valley Bank

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
--------------------
(Registrant)

Date November 8, 2007

By:

/s/ Michael J. Cushman
--------------------------------------------------
Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin R. Watson
--------------------------------------------------
Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)