Form 10-K
period 2007-12-31
NORTH VALLEY BANCORP
filed 2008-03-14
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ______________ to ______________.


                         Commission file number 0-10652
                                                -------

                              NORTH VALLEY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                                      94-2751350
  -------------------------------------------------------------------------
  (State or other jurisdiction                            (IRS Employer
  of incorporation or organization)                     Identification No.)


             300 Park Marina Circle, Redding, California    96001
            -------------------------------------------------------
            (Address of principal executive offices)      (Zip code)


Registrant's telephone number, including area code (530) 226-2900
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of class:             Name of each exchange on which registered:
-----------------------------    ----------------------------------------------
 Common Stock, no par value           The NASDAQ Global Select Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                      Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.             Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

        Large accelerated filer [ ]            Accelerated filer [X]

        Non-accelerated filer [ ]              Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $163,077,186 as of June 30, 2007.

The number of shares outstanding of common stock as of February 28, 2008, were 7,416,066.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

                               TABLE OF CONTENTS
                               -----------------

Part I
------

Item 1     Business                                                           4

Item 1A    Risk Factors                                                      14

Item 1B    Unresolved Staff Comments                                         16

Item 2     Properties                                                        17

Item 3     Legal Proceedings                                                 18

Item 4     Submission of Matters to a Vote of Security Holders               18

Part II
-------

Item 5     Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                 19

Item 6     Selected Financial Data                                           21

Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         22

Item 7A    Quantitative and Qualitative Disclosures About Market Risk        39

Item 8     Financial Statements and Supplementary Data                       43

Item 9     Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure                                          43

Item 9A    Controls and Procedures                                           44

Item 9B    Other Information                                                 44

Part III
--------

Item 10    Directors, Executive Officers and Corporate Governance            44

Item 11    Executive Compensation                                            44

Item 12    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                   44

Item 13    Certain Relationships and Related Transactions, and Director
           Independence                                                      45

Item 14    Principal Accountant Fees and Services                            45

Part IV
-------

Item 15    Exhibits and Financial Statement Schedules                        46

           Signatures                                                        92

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

General

North Valley Bancorp (the "Company") is a bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Board of Governors"). The Company was incorporated in 1980 in the State of California. The Company owns 100% of its principal subsidiaries, North Valley Bank ("NVB"), North Valley Trading Company ("Trading Company"), which is inactive, North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III, and North Valley Capital Statutory Trust IV. On October 11, 2000, the Company completed its plan of reorganization with Six Rivers National Bank. On January 2, 2002, Six Rivers National Bank became a California State chartered bank and in conjunction with this charter conversion, changed its name to Six Rivers Bank ("SRB"). On January 1, 2004, Six Rivers Bank was merged with and into North Valley Bank with North Valley Bank as the surviving institution. Former branches of Six Rivers Bank continued to operate as Six Rivers Bank, a division of North Valley Bank until April 18, 2005. Since April 18, 2005, those branches have operated as North Valley Bank branches. (For purposes herein, "NVB" shall refer to North Valley Bank including the former branches of SRB and "SRB" will refer to the former branches and operations of SRB). On August 31, 2004, the Company acquired Yolo Community Bank ("YCB") in a purchase transaction. Yolo Community Bank was a privately-held California banking corporation that commenced operations in 1998 and was headquartered in Woodland, California. Consideration paid was a combination of $9.5 million in cash and 741,697 shares of the Company's common stock. Yolo Community Bank changed its name to NVB Business Bank ("NVB BB") effective February 11, 2005. After the close of business on June 30, 2006, NVB BB was merged with and into North Valley Bank with North Valley Bank as the surviving institution. The information contained herein contains the results of operations of YCB from September 1, 2004.

On April 10, 2007, the Company entered into an Agreement and Plan of Merger ("Plan of Merger") with Sterling Financial Corporation, a Washington corporation ("Sterling"), pursuant to which the Company agreed to merge with and into Sterling (with Sterling being the surviving corporation), subject to approval of the proposed merger by the shareholders of the Company, the receipt of all necessary regulatory approvals, and the satisfaction of other closing conditions which are customary for such transactions. The shareholders of the Company approved the proposed merger at a special meeting of shareholders held on July 31, 2007, but consummation of the merger remained subject to the receipt of all necessary regulatory approvals (among other closing conditions). As of November 30, 2007, the deadline for closing specified in the Plan of Merger, Sterling had not received the necessary regulatory approvals and informed the Company that such approvals were not likely to be obtained in the near future, if at all. Based on Sterling's failure to meet the November 30, 2007 deadline and the advice of its financial and legal advisors, the Board of Directors of the Company unanimously concluded that it would be in the best interests of the Company and its shareholders to terminate the Plan of Merger and to continue to operate as an independent banking institution. As a result, notice of termination was given to Sterling, effective December 1, 2007, and on such date the Plan of Merger became void and of no further effect (except for certain limited purposes as set forth in the Plan of Merger).

At December 31, 2007 the Company had $949,019,000 in total assets, $746,253,000 in total loans and leases and $736,739,000 in total deposits. The Company does not hold deposits of any one customer or group of customers where the loss of such deposits would have a material adverse effect on the Company. The Company's business is not seasonal.

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

Junior Subordinated Debentures

The Company owns the common stock of four business trusts that have issued an aggregate of $31.0 million in trust preferred securities fully and unconditionally guaranteed by the Company. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated debentures issued by the Company, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures issued by the Company is $32.0 million, with the maturity dates for the respective debentures ranging from 2031 through 2036. The Company may redeem the respective junior subordinated debentures earlier than the maturity date, with certain of the debentures being redeemable beginning in July 2006 and others being redeemable beginning in April 2008, July 2009 and March 2011. For more information about the trust preferred securities and the debentures see
Note 10 to the Notes to Consolidated Financial Statements.

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

At December 31, 2007, NVB and the Company were in compliance with the risk-based capital and leverage ratios described above. See Item 8, Financial Statements and Supplementary Data and Note 18 to the Financial Statements incorporated by reference therein, for a listing of the Company's and Bank's risk-based capital ratios at December 31, 2007 and 2006.

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

The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Company's subsidiary bank. The payment of cash dividends and/or management fees by NVB is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. See Item 5 below for further information regarding the payment of cash dividends by the Company and NVB.

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

Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions were filed by the ACLU and other organizations. In March 2006, after temporary extensions of the Patriot Act, Congress passed and President Bush signed the "USA Patriot Act Improvement and Reauthorization Act of 2005, and the related Amendments Act of 2006," which reauthorized all expiring provisions of the Patriot Act by making permanent 14 of the 16 provisions and imposed a four-year expiration date in 2009 on the other two provisions related to "roving surveillance" and production of business records.

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

The California Corporate Disclosure Act

Effective January 1, 2003, the California Corporate Disclosure Act (the "CCD Act") required publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. Effective September 28, 2004, the CCD Act, as currently in effect and codified at California Corporations Code Section 1502.1, requires the Company to file with the California Secretary of State and disclose within 150 days after the end of its fiscal year certain information including the following:

      o The name of the company's independent auditor and a description of services, if any, performed for a company during the previous two fiscal years and the period from the end of the most recent fiscal year to the date of filing;
      o The annual compensation paid to each director and the five most highly compensated non-director executive officers (including the CEO and CFO) during the most recent fiscal year, including all plan and non-plan compensation for all services rendered to a company as specified in Item 402 of Regulation S-K such as grants, awards or issuance of stock, stock options and similar equity-based compensation;

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

Competition

At June 30, 2007, commercial and savings banks in competition with the Company had 457 banking offices in the counties of Del Norte, Humboldt, Mendocino, Placer, Shasta, Solano, Sonoma, Trinity and Yolo where the Company operates. In those 457 banking offices (which includes the Company's 26), there were $26.0 billion in total deposits of which the Company had an overall share of 2.85%. Additionally, the Company competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage over the Company because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services and international banking which the Company is not authorized nor prepared to offer currently. The Company has arranged with correspondent banks and with others to provide some of these services for their customers. As of December 31, 2007, NVB's lending limit to any one borrower is $30,211,000 on a fully secured basis and $18,126,000 on an unsecured basis. These limits are adequate in most instances to compete for lending relationships within the markets we currently serve.

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

Banking is a business that depends heavily on net interest income. Net interest income is defined as the difference between the interest rate paid to obtain deposits and other borrowings and the interest rate received on loans extended to customers and on securities held in the Bank's investment portfolio. Commercial banks compete with savings and loan associations, credit unions, other financial institutions and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.

Monetary and Fiscal Policies

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

Deposit Insurance

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

The new assessment rate system consolidates the nine categories of the prior assessment system into four categories (Risk Categories I, II, III and IV) and three Supervisory Groups (A, B and C) based upon institution's capital levels and supervisory ratings. Risk Category I includes all well capitalized institutions with the highest supervisory ratings. Risk Category II includes adequately capitalized institutions that are assigned to Supervisory Groups A and B. Risk Category III includes all undercapitalized institutions that are assigned to Supervisory Groups A and B and institutions assigned to Supervisory Group C that are not undercapitalized but have a low supervisory rating. Risk Category IV includes all undercapitalized institutions that are assigned to Supervisory Group C. NVB does not expect its assessment for 2008 compared to its assessment for 2007 to increase by an amount that will have a material adverse effect on the Company's results of operations.

Interstate Banking

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

National Banks

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

Glass-Steagall Act

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

Employees

At December 31, 2007, the Company had approximately 432 employees, (which includes 397 full-time equivalent employees). None of the Company's employees are represented by a labor union and management considers its relations with employees are good.

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

Governmental Fiscal and Monetary Policies. The business of banking is affected significantly by the fiscal and monetary policies of the federal government and its agencies. Such policies are beyond the control of the Company. The Company is particularly affected by the policies established by the Board of Governors in relation to the supply of money and credit in the United States. The instruments of monetary policy available to the Board of Governors can be used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits, and this can and does have a material effect on the Company's business, results of operations and financial condition.

Geographic Concentration. All of the business of the Company is located in the State of California and the banking offices of the Company are located in the Northern California Counties of Shasta, Trinity, Humboldt, Del Norte, Yolo, Solano, Sonoma, Placer and Mendocino. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those counties. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets, and adverse economic conditions could reduce our growth rate, or affect the ability of our customers to repay their loans, and generally impact our financial condition and results of operations. Economic conditions in the State of California are subject to various uncertainties at this time, including the budgetary and fiscal difficulties facing the State Government. The Company can provide no assurance that conditions in the California economy will not deteriorate or that such deterioration will not adversely affect the Company.

Commercial Loans. As of December 31, 2007, approximately 12% of our loan portfolio consisted of commercial business loans, which may have a higher degree of risk than other types of loans. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the mobility of collateral, the effect of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. In addition, unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower's ability to repay the loan may be impaired.

Real Estate Values. A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2007, real estate served as the principal source of collateral with respect to approximately 77% of the Company's loan portfolio. A substantial decline in the economy in general, or a decline in real estate values in the Company's primary operating market areas in particular, could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of mortgage-backed securities included in the available-for-sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value for Company Common Stock. Acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

Construction and Development Loans. At December 31, 2007, real estate construction loans totaled $225.8 million, or 30% of the total loan portfolio. Residential construction loans, including land acquisition and development, totaled $163.6 million or 72% of the Company's real estate construction portfolio, and 22% of the total loan portfolio. Construction, land acquisition and development lending involve additional risks because funds are advanced on the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, speculative construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or the guarantor to repay the principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan, a well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

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

Dilution of Common Stock. Shares of the Company's common stock eligible for future sale could have a dilutive effect on the market for the common stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 20,000,000 shares of common stock, of which 7,413,066 were outstanding at December 31, 2007. Pursuant to its stock option plans, at December 31, 2007, the Company had outstanding options to purchase 723,642 shares of common stock. As of December 31, 2007, 1,162,649 shares of common stock remained available for grants under the Company's stock option plans. Sales of substantial amounts of the Company common stock in the public market could adversely affect the market price of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

No comments have been submitted to the registrant by the staff of the Securities and Exchange Commission.

ITEM 2. DESCRIPTION OF PROPERTIES

At December 31, 2007, the net book value of the Company's properties (including land and buildings) and its furniture, fixtures and equipment was $12,431,000. The Company's principal executive and administrative office is located in a leased building at 300 Park Marina Circle, Redding, Shasta County, California.

The following table sets forth information about the Company's premises, both owned and leased. The leases indicated below expire between June, 2008 and December, 2015. The Company believes that it will be able to renew the leases or obtain comparable premises as and when they expire.

         Description                       Office Type             Owned/Leased
------------------------------   ------------------------------   --------------

Redding                                                  Branch            Owned
Westwood                                                 Branch           Leased
Shasta Lake                                              Branch            Owned
Country Club                                             Branch            Owned
Weaverville                                              Branch            Owned
Hayfork                                                  Branch            Owned
Buenaventura                                 Supermarket Branch           Leased
Anderson                                                 Branch            Owned
Enterprise                                               Branch            Owned
Cottonwood                                   Supermarket Branch           Leased
Palo Cedro                                               Branch           Leased
Churn Creek                                              Branch            Owned
Redding Warehouse                              Storage Facility           Leased
Park Marina Circle                       Administrative/ Branch           Leased
Park Marina                                              Branch           Leased
Data Processing/Administrative   Data Processing/Administrative            Owned
Eureka Mall                                              Branch           Leased
McKinleyville                                            Branch           Leased
Crescent City                                            Branch            Owned
Eureka Downtown                                          Branch            Owned
Ferndale                                                 Branch            Owned
Garberville                                              Branch           Leased
Willits                                                  Branch            Owned
Woodland                                 Administrative/ Branch           Leased
Fairfield                                                Branch           Leased
Roseville                                                Branch           Leased
Santa Rosa                                               Branch           Leased
Ukiah                                                    Branch           Leased

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of North Valley Bancorp was held on Thursday, December 20, 2007. Shareholders of the Company approved the following proposals:

1. To elect the following six (6) nominees as Director of the Company for a one year term:

      Michael J. Cushman
      William W. Cox
      Dante W. Ghidinelli
      Kevin D. Hartwick
      Roger B. Kohlmeier
      Dolores M. Vellutini

      The term of office of the following directors continued after the Annual
      Meeting: J.M. "Mike" Wells, Jr., Royce L. Friesen, and Martin A. Mariani.

2. To ratify the appointment of Perry-Smith LLP as Independent Auditor for the Company for 2007.

      Results of the election are presented below:

                           Annual Meeting of Shareholders
                           ------------------------------
                           Thursday, December 20, 2007

Total Shares Outstanding:       7,374,884
Total Shares Voted:             5,536,095      75%

Proposal 1:

                                    Percent of              Percent of             Percent of
Nominees                   For        Quorum     Withheld     Quorum     Abstain     Quorum
---------------------   ---------   ----------   --------   ----------   -------   ----------
Michael J. Cushman      5,243,233     94.7%       292,862      5.3%
William W. Cox          5,364,825     96.9%       171,270      3.1%
Dante W. Ghidinelli     5,370,974     97.0%       165,121      3.0%
Kevin D. Hartwick       5,379,199     97.2%       156,896      2.8%
Roger B. Kohlmeier      5,376,199     97.1%       159,896      2.9%
Doloroes M. Vellutini   5,375,874     97.1%       160,221      2.9%

Proposal 2:

Perry-Smith LLP         5,483,854     99.1%         9,387      0.2%       42,854      0.8%

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The North Valley Bancorp common stock is listed and trades on the NASDAQ Global Select Market under the symbol "NOVB." The shares were first listed with the NASDAQ Stock Market in April 1998. The table below summarizes the Common Stock high and low trading prices traded during the two year period ended December 31, 2007 as reported on the NASDAQ Global Select Market and the cash dividends declared on the common stock during the same period.

                                                       Price of
                                                     Common Stock        Cash
                                                  ------------------   Dividends
                                                   High       Low      Declared
                                                  -------   --------   ---------
2007
First Quarter                                     $ 26.00   $  17.57   $    0.10
Second Quarter                                      25.65      21.51        0.10
Third Quarter                                       24.32      17.47        0.10
Fourth Quarter                                      23.60      12.13        0.10

2006
First Quarter                                     $ 18.03   $  17.41   $    0.10
Second Quarter                                      18.00      15.90        0.10
Third Quarter                                       17.71      15.75        0.10
Fourth Quarter                                      18.98      17.25        0.10

The Company had approximately 801 registered shareholders of record as of December 31, 2007.

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

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2002 with the NASDAQ Composite Index, the SNL $500 million - $1 billion Bank Index, and SNL Western Bank Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100.00 on December 31, 2002.

                            Total Return Performance

                             [GRAPHIC CHART OMITTED]

                                                   Period Ending
                              ---------------------------------------------------------------
Index                         12/31/02   12/31/03   12/31/04   12/31/05   12/31/06   12/31/07
---------------------------------------------------------------------------------------------
North Valley Bancorp            100.00     130.34     169.81     159.20     168.90     122.09
NASDAQ Composite                100.00     150.01     162.89     165.13     180.85     198.60
SNL Bank $500M-$1B Index        100.00     144.19     163.41     170.41     193.81     155.31
SNL Western Bank Index          100.00     135.46     153.94     160.27     180.84     151.05

ITEM 6. SELECTED FINANCIAL DATA

NORTH VALLEY BANCORP
(Dollars in thousands, except per share data)

FOR THE YEARS ENDED DECEMBER 31                       2007          2006          2005          2004          2003
                                                  -----------   -----------   -----------   -----------   -----------
SUMMARY OF OPERATIONS
Total interest income                             $    59,524   $    57,179   $    50,678   $    38,937   $    35,100
Total interest expense                                 18,638        14,685         9,703         7,507         7,527
                                                  -----------   -----------   -----------   -----------   -----------
Net interest income                                    40,886        42,494        40,975        31,430        27,573
Provision for loan and lease losses                     2,050           975           930           271             -
                                                  -----------   -----------   -----------   -----------   -----------
Net interest income after
   provision for loan and lease losses                 38,836        41,519        40,045        31,159        27,573
Total noninterest income                               11,159        12,650        11,214         9,456        11,265
Total noninterest expense                              40,386        39,615        37,592        28,658        27,262
                                                  -----------   -----------   -----------   -----------   -----------
Income before provision for income taxes                9,609        14,554        13,667        11,957        11,576
Provision for income taxes                              3,075         4,158         4,518         3,578         3,605
                                                  -----------   -----------   -----------   -----------   -----------
Net income                                        $     6,534   $    10,396   $     9,149   $     8,379   $     7,971
                                                  ===========   ===========   ===========   ===========   ===========

Performance ratios:
   Return on average assets                              0.72%         1.15%         1.01%         1.08%         1.19%
   Return on average equity                              8.31%        14.48%        13.42%        16.54%        16.66%
Capital ratios:
Risk based capital:
   Tier I (4% minimum ratio)                            12.00%        10.21%        10.12%        10.60%        12.34%
   Total (8% minimum ratio)                             10.43%        11.88%        11.92%        11.73%        13.77%
   Leverage ratio                                       10.29%         9.66%         8.87%         7.89%         8.49%

BALANCE SHEET DATA AT DECEMBER 31
Total assets                                      $   949,019   $   905,673   $   918,415   $   866,231   $   677,693
Investment securities and federal funds sold      $   104,372   $   144,323   $   172,149   $   219,734   $   224,010
Net loans and leases                              $   735,498   $   650,962   $   616,648   $   546,128   $   372,660
Deposits                                          $   736,739   $   750,288   $   746,690   $   711,654   $   598,314
Shareholders' equity                              $    81,471   $    75,491   $    71,801   $    65,448   $    46,053

COMMON SHARE DATA
Earnings per share (1)
   Basic                                          $      0.89   $      1.41   $      1.23   $      1.24   $      1.19
   Diluted                                        $      0.86   $      1.36   $      1.17   $      1.17   $      1.13
Book value per share (2)                          $     10.99   $     10.34   $      9.58   $      8.95   $      7.10
Cash dividends per share                          $      0.40   $      0.40   $      0.40   $      0.40   $      0.40
Dividend payout ratio                                   45.12%        29.41%        34.20%        34.20%        35.40%
Shares outstanding                                  7,413,066     7,300,914     7,497,599     7,311,726     6,488,073

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

Stock Based Compensation. At December 31, 2007, the Company had three stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan, which are described more fully in Note 1 and 13 to the Consolidated Financial Statements included herein in Item 8 - Financial Statements and Supplementary Data. Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123") and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment ("Statement 123 (R)"), using the modified prospective transition method. Under this transition method, compensation cost recognized in fiscal year 2006 and 2007 includes: (a) compensation cost for all share-based payments vesting during 2006 that were granted prior to, but not yet vested as of, January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of Statement 123 and (b) compensation cost for all share-based payments vesting during 2006 and 2007 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. For further information on the computation of the fair value of share-based payments, see Note 1 and 13 to the Consolidated Financial Statements.

Goodwill. Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. Goodwill of $15,187,000 was recorded in the Company's acquisition of YCB. The value of goodwill is ultimately derived from the Company's ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually. Management conducted its assessment of impairment during the fourth quarter of 2007 and based on its evaluation determined that there was no impairment.

Impairment of Investment Securities. Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, the financial condition of the issuer, rating agency changes related to the issuer's securities and the intent and ability of the Bank to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. During the fourth quarter of 2007, the Company recognized impairment on its FNMA Preferred Stock of $1,716,000. The Company had purchased 100,000 shares of this security in June 2003 at par, $50.00 per share, and took a write-down to its December 31, 2007 market value of $32.84 per share.

Accounting for Income Taxes. The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense (benefit) represents each entity's proportionate share of the consolidated provision for income taxes.

The Company applies the asset and liability method to account for income taxes. Deferred tax assets and liabilities are calculated by applying applicable tax laws to the differences between the financial statement basis and the tax basis of assets and liabilities. The effect on deferred taxes of changes in tax laws and rates is recognized in income in the period that includes the enactment date. On the consolidated balance sheet, net deferred tax assets are included in other assets.

The provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) have been applied to all tax positions of the Company as of January 1, 2007. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest expense associated with unrecognized tax benefits is classified as interest expense in the consolidated statement of income. Penalties associated with unrecognized tax benefits is classified as other expense in the consolidated statement of income.

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

The acquisition of Yolo Community Bank ("YCB") on August 31, 2004 was accounted for under the purchase method of accounting. YCB changed its name to NVB Business Bank ("NVB BB") effective February 11, 2005. After the close of business on June 30, 2006, NVB BB was merged into North Valley Bank.

On April 10, 2007, the Company entered into an Agreement and Plan of Merger ("Plan of Merger") with Sterling Financial Corporation, a Washington corporation ("Sterling"), pursuant to which the Company agreed to merge with and into Sterling (with Sterling being the surviving corporation), subject to approval of the proposed merger by the shareholders of the Company, the receipt of all necessary regulatory approvals, and the satisfaction of other closing conditions which are customary for such transactions. The shareholders of the Company approved the proposed merger at a special meeting of shareholders held on July 31, 2007, but consummation of the merger remained subject to the receipt of all necessary regulatory approvals (among other closing conditions). As of November 30, 2007, the deadline for closing specified in the Plan of Merger, Sterling had not received the necessary regulatory approvals and informed the Company that such approvals were not likely to be obtained in the near future, if at all. Based on Sterling's failure to meet the November 30, 2007 deadline and the advice of its financial and legal advisors, the Board of Directors of the Company unanimously concluded that it would be in the best interests of the Company and its shareholders to terminate the Plan of Merger and to continue to operate as an independent banking institution. As a result, notice of termination was given to Sterling, effective December 1, 2007, and on such date the Plan of Merger became void and of no further effect (except for certain limited purposes as set forth in the Plan of Merger).

Overview

For the year ended December 31, 2007, the Company recorded net income of $6,534,000 for a decrease of $3,862,000, or 37.1%, from the $10,396,000 reported in 2006. Diluted earnings per share were $0.86 for 2007, a 36.8% decrease from the $1.36 for 2006. For 2007, the Company realized a return on average shareholders' equity of 8.31% and a return on average assets of 0.72%, as compared to 14.48% and 1.15% for 2006.

During 2007, total assets increased $43,346,000, or 4.8%, to $949,019,000 at year end. The Company was successful in moving more of its earning assets into the loan portfolio as loans increased $86,460,000, or 13.1%, and totaled $746,253,000 at December 31, 2007. The loan to deposit ratio at year end 2007 was 101.3% as compared to 87.9% at year end 2006. Total deposits declined $13,549,000, or 1.8%, to $736,739,000 at year end 2007. For the year ended
December 31, 2007, the Company declared quarterly dividends totaling $2,948,000, or $0.40 per share, to stockholders of the Company.

The overall economic environment began to slow in the second quarter of 2007 in the Company's primary market area. The slowdown has continued into 2008, and management expects a continued slowing trend throughout the year. Interest and fees earned on loans and leases increased $3,471,000, or 6.9%, to $53,712,000 in 2007. Increased loan volume accounted for $3,311,000 of the increase. Although the Federal Reserve Board's Open Market Committee (FOMC) reduced rates 100 basis points in three rate changes during the last four months of 2007, the average yield on the Company's loan and lease portfolio increased to 7.85% from 7.82% in 2006. The rate increase added $160,000 to interest income on loans. On a tax-equivalent basis, interest on investments and other earning assets decreased $1,408,000 to a total of $5,973,000 due primarily to a lower volume of investment securities.

Due to the higher interest rates throughout most of 2007, the average rate paid on interest bearing liabilities increased to 2.91% from 2.32% in 2006. The higher rates accounted for $3,409,000 of the $3,953,000, or 86.2%, of the total increase in interest expense for the year. Average total interest bearing liabilities increased $7,459,000 in 2007.

The net interest margin for 2007 was 5.09% which was a 31 basis point decrease from the net interest margin of 5.40% achieved in 2006. The net interest margin contracted each quarter throughout 2007 as the increase in the cost of interest bearing deposits and borrowed funds outpaced the increases in the yields on earning assets through the year.

Loan portfolio quality remained good throughout 2007 although the effect of the economy and the real estate market resulted in an increase in the ratio of nonperforming and restructured loans to total loans at December 31, 2007 to 0.24% compared to 0.07% at 2006 year-end.

Results of Operations

Net Interest Income and Net Interest Margin (fully taxable equivalent basis). Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $559,000, $723,000 and $759,000 in taxable-equivalent interest income on tax-free investments for the years ending December 31, 2007, 2006 and 2005.

Net interest income for 2007 was $41,445,000, a $1,772,000, or a 4.1%, decrease from net interest income of $43,217,000 in 2006. Interest income increased $2,181,000, or 3.8%, to $60,083,000 in 2007 due primarily to higher volume of earning assets, the change in mix of those assets to higher yielding loans and secondarily due to slightly increased yields on earning assets. The average loans outstanding increased $42,339,000, or 6.6%, to $684,506,000. This higher loan volume added $3,311,000 to interest income. The average yield earned on the loan portfolio increased 3 basis points to 7.85% for 2007. This increase added $160,000 to interest income. The total increase to interest income from the loan portfolio was $3,471,000, which was offset in part by the effect of lower average balances in the investment portfolio. The average balance of the investment portfolio decreased $30,788,000, or 20.2%, which accounted for a $1,489,000 decrease in interest income somewhat offset by the increase in average yield of 7 basis points, or $81,000. Yields earned on the investment portfolio in 2007 increased by 7 basis points to 4.90% as some of the lower yield and shorter duration securities matured.

Interest expense in 2007 increased $3,953,000, or 26.9%, to $18,638,000. The largest increase was in time certificates of deposits as the average rates paid on these accounts increased 88 basis points to 4.60%. This rate increase added $1,918,000 to interest expense. The next largest increase to interest expense was related to an increase in average rate paid on savings and money market accounts, which increased 54 basis points to 1.88%. This rate increase added $1,057,000 to interest expense which was slightly offset due to lower average balances in 2007 compared to 2006. The average rate paid on borrowings increased 37 basis points to 5.87% for 2007 compared to 5.50% for 2006. This increase in average rate paid was more than offset by a decrease in average balance of borrowed funds in 2007 compared to 2006.

The net interest margin for 2007 decreased 31 basis points to 5.09% from 5.40% in 2006. The net interest margin for the 4th quarter of 2007 was 4.89%, which was a 52 basis point decline from 5.41% in the 4th quarter of 2006 and a 17 basis point decline from the 3rd quarter of 2007.

In 2006, net interest income was $43,217,000 an increase of $1,483,000, or 3.6%, from $41,734,000 for 2005. The increase in net interest income in 2006 was due to an increase in interest income of $6,465,000 partially offset with an increase in interest expense of $4,982,000. During 2006, average interest-earning assets increased by $567,000 from 2005 and the average yield on those assets increased from 6.43% in 2005 to 7.23% in 2006. The increase in net interest income during 2006 was primarily due to a larger volume of loans as a percentage of earning assets compared to 2005.

Average interest-bearing liabilities decreased from $634,467,000 in 2005 to $633,461,000 in 2006. The average rate paid on interest-bearing liabilities increased from 1.53% in 2005 to 2.32% in 2006 resulting in an increase in interest expense of $4,982,000.

The net interest margin for 2006 was 5.40% as compared to 5.22% for 2005. The increase in the net interest margin in 2006 was largely a result of the increase in average loans and an increase in yield on loans partially offset by an increase in rate paid on interest bearing liabilities.

The following table sets forth the Company's consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders' equity for each of the past three years.

Average Daily Balance Sheets
(Dollars in thousands, except percentages)

                                                 2007                             2006                             2005
                                   ------------------------------   -------------------------------   -----------------------------
                                     Average    Yield/   Interest     Average    Yield/    Interest     Average   Yield/   Interest
                                     Balance     Rate     Amount      Balance     Rate      Amount      Balance    Rate     Amount
                                   ----------   ------   --------   ----------   ------   ---------   ---------   ------   --------
Assets

Federal funds sold                 $    7,586     5.25%  $    398   $    5,747     4.87%  $     280   $  17,704     3.10%  $    548
Investments:
   Taxable securities                  94,475     4.37%     4,130      117,894     4.25%      5,011     155,477     3.82%     5,944
   Nontaxable securities(1)            20,917     6.78%     1,418       22,864     6.87%      1,570      24,536     6.93%     1,700
   FNMA preferred stock (1)             6,622     6.42%       425       12,049     6.64%        800      12,039     6.40%       771
   Interest earning deposits                       N/A                       -      N/A           -          85     2.35%         2
                                   ----------            --------   ----------            ---------   ---------            --------
Total investments                     122,014     4.90%     5,973      152,807     4.83%      7,381     192,137     4.38%     8,417

Total loans and leases (2)(3)         684,506     7.85%    53,712      642,167     7.82%     50,241     590,313     7.19%    42,472
                                   ----------            --------   ----------            ---------   ---------            --------

Total earning assets/interest
   income                             814,106     7.38%    60,083      800,721     7.23%     57,902     800,154     6.43%    51,437

Nonearning assets                     100,205                          108,884                          111,591
Allowance for loan and
   lease losses                        (9,025)                          (8,332)                          (7,585)
                                   ----------                       ----------                        ---------
Total nonearning assets                91,180                          100,552                          104,006

Total assets                       $  905,286                       $  901,273                        $ 904,160
                                   ==========                       ==========                        =========
Liabilities and Stockholders'
   Equity

Transaction accounts               $  157,197     0.48%  $    753   $  166,156     0.37%  $     616   $ 195,468     0.43%  $    833
Savings and money market              193,498     1.88%     3,646      202,722     1.34%      2,713     202,727     0.85%     1,727
Time deposits                         219,685     4.60%    10,098      179,832     3.72%      6,697     158,988     2.40%     3,813
Other borrowed funds                   70,540     5.87%     4,141       84,751     5.50%      4,659      77,284     4.31%     3,330
                                   ----------            --------   ----------            ---------   ---------            --------
Total interest bearing
   liabilities/interest expense       640,920     2.91%    18,638      633,461     2.32%     14,685     634,467     1.53%     9,703
                                                         --------                         ---------                        --------

Noninterest bearing deposits          174,457                          185,281                          190,183
Other liabilities                      11,242                           10,736                           11,349
                                   ----------                       ----------                        ---------

Total liabilities                     826,619                          829,478                          835,999
                                   ----------                       ----------                        ---------

Stockholders' equity                   78,667                           71,795                           68,161
                                   ----------                       ----------                        ---------
Total liabilities and
   stockholders' equity               905,286                          901,273                          904,160
                                   ==========                       ==========                        =========
Net interest income                                      $ 41,445                         $  43,217                        $ 41,734
                                                         ========                         =========                        ========
Net interest spread                               4.47%                            4.91%                            4.90%
                                                ======                           ======                           ======
Net interest margin (4)                           5.09%                            5.40%                            5.22%
                                                ======                           ======                           ======

--------------------------------------------------------------------------------

(1) Tax-equivalent basis; nontaxable securities are exempt from federal taxation.

(2) Loans on nonaccrual status have been included in the computations of averages balances.

(3) Includes loan fees of $1,524, $1,347, and $2,099 for years ended December 31, 2007, 2006 and 2005.

(4) Net interest margin is determined by dividing net interest income by total average earning assets.

The following table summarizes changes in net interest income resulting from changes in average asset and liability balances (volume) and changes in average interest rates. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate
(Dollars in thousands)

                                                        2007 Compared to 2006             2006 Compared to 2005
                                                  --------------------------------   ------------------------------
                                                                          Total                            Total
                                                   Average   Average    Increase     Average   Average   Increase
                                                   Volume     Rate      (Decrease)   Volume     Rate     (Decrease)
                                                  --------   -------    ----------   -------   -------   ----------
Interest Income

Interest on Federal funds sold                    $     90   $    28    $      118   $  (371)  $   103   $     (268)
Interest on investments:
   Taxable securities                                 (995)      114          (881)   (1,436)      503         (933)
   Nontaxable securities                              (134)      (18)         (152)     (116)      (15)        (131)
   FNMA preferred stock                               (360)      (15)         (375)        1        28           29
   Interest bearing deposits in other
     financial institutions                                                               (2)                    (2)
                                                  --------   -------    ----------   -------   -------   ----------

Total investments                                   (1,489)       81        (1,408)   (1,553)      516       (1,037)

Interest on loans and leases                         3,311       160         3,471     3,728     4,042        7,770
                                                  --------   -------    ----------   -------   -------   ----------

Total interest income                                1,912       269         2,181     1,804     4,661        6,465
                                                  --------   -------    ----------   -------   -------   ----------
Interest Expense

Transaction accounts                              $    (33)  $   170    $      137   $  (126)  $   (91)  $     (217)
Savings and money market                              (124)    1,057           933                 986          986
Time deposits                                        1,483     1,918         3,401       500     2,384        2,884
Other borrowed funds                                  (782)      264          (518)      322     1,007        1,329
                                                  --------   -------    ----------   -------   -------   ----------

Total interest expense                                 544     3,409         3,953       696     4,286        4,982
                                                  --------   -------    ----------   -------   -------   ----------

Total change in net interest income               $  1,368   $(3,140)   $   (1,772)  $ 1,108   $   375   $    1,483
                                                  ========   =======    ==========   =======   =======   ==========

Provision for Loan and Lease Losses. The provision for loan and lease losses corresponds to management's assessment as to the inherent risk in the portfolio for potential losses. The provision adjusts the balance in the allowance for loan and lease so that the allowance is adequate to provide for the potential losses based upon historical experience, current economic conditions, the mix in the portfolio and other factors necessary in estimating these losses. For further information, see discussion under "Allowance for Loan and Lease Losses" on page 35.

The Company provided $2,050,000 in 2007, $975,000 in 2006 and $930,000 in 2005
for loan and lease losses. Loan charge-offs, net of recoveries were $126,000 in 2007, $8,000 in 2006 and $283,000 in 2005. The ratio of net charge-offs to average loans and leases outstanding were 0.02% in 2007, 0.00% in 2006 and 0.05% in 2005. The ratio of the allowance for loan and lease losses to total loans and leases was 1.44% in 2007, 1.34% in 2006 and 1.26% in 2005.

Noninterest Income. The following table is a summary of the Company's noninterest income for the years ended December 31(in thousands):

                                                                 2007       2006       2005
                                                               --------   --------   --------
Service charges on deposit accounts                            $  6,870   $  6,437   $  5,540
Other fees and charges                                            3,730      3,186      2,653
Increase in cash value of life insurance                          1,276      1,211      1,078
Gain on sale of loans                                               153        399        690
(Loss) gain on sales, calls and impairment of securities         (1,752)        (3)       117
Other                                                               882      1,420      1,136
                                                               --------   --------   --------
Total                                                          $ 11,159   $ 12,650   $ 11,214
                                                               ========   ========   ========

Total noninterest income decreased $1,491,000, or 11.8%, to $11,159,000 in 2007 from $12,650,000 for the year ended December 31, 2006. Increase in income from the service charges on deposit accounts and other fees and charges were due to increased debit card activity, specifically point-of-sale and foreign ATM use. Noninterest income from gain on sale of loans decreased in 2007 due to less origination of loans for sale and the decision in the fourth quarter of 2006 to retain these loans in the portfolio. Our mortgage strategy shifted at the end of 2006 and throughout 2007 to retain these conforming loans in the portfolio that in the past were sold to Freddie Mac to better diversify the loan portfolio and also add fixed rate mortgages in an anticipation of a declining rate environment, but continue to sell the jumbo mortgage loans. The decrease in other income was largely due to a gain on sale of Bank property in 2006 and a decrease in sales volumes of annuity and security products to customers during 2007. The increase in the loss on sales, calls and impairment of securities is a result of a fourth quarter 2007, pre-tax write-down of $1,716,000 of a FNMA Preferred Stock investment identified as impaired. The Company had purchased 100,000 shares of the security in June 2003 at par, $50.00 per share, and took a write-down to its December 31, 2007 market value of $32.84 per share. This impairment was the primary reason for the decrease in noninterest income. In 2006, noninterest income increased $1,436,000, or 12.8%, to $12,650,000 from $11,214,000 in 2005. The increase in 2006 was mainly the result of increases in service charges on deposit accounts and an increase in other fees and charges. These increases were partially offset by a decrease in gains on loan sales recorded in 2006 compared to 2005. In 2005, the Company was selling nearly all fixed rate 30- and 15- mortgages to reduce interest rate risk and keep the duration of the loan portfolio relatively short during 2005. Other noninterest income increased in 2006 compared to 2005 due to a gain on sale of Bank property.

Noninterest Expense. The following table is a summary of the Company's noninterest expense for the years ended December 31 (in thousands):

                                                                 2007       2006       2005
                                                               --------   --------   --------
Salaries and benefits                                          $ 21,674   $ 21,775   $ 19,784
Occupancy                                                         3,075      3,023      2,724
Data processing                                                   2,227      2,300      1,928
Equipment                                                         2,029      2,153      2,160
Professional services                                             1,572      1,583      1,546
ATM and online banking                                              986        845        755
Marketing                                                           959      1,139      1,011
Operations expense                                                  881        848        953
Printing and supplies                                               700        715        606
Amortization of intangibles                                         651        651        651
Director                                                            579        575        361
Postage                                                             524        563        584
Messenger                                                           348        289        490
Other                                                             4,181      3,156      4,039
                                                               --------   --------   --------
Total                                                          $ 40,386   $ 39,615   $ 37,592
                                                               ========   ========   ========

Total noninterest expense increased $771,000, or 2.0%, to $40,386,000 in 2007 compared to $39,615,000 in 2006. The largest increase was in other noninterest expense which increased $1,025,000, or 32.5% primarily driven by certain merger and acquisition expenses of $760,000 associated with the terminated merger with Sterling Financial Corporation. Salary and benefits decreased $101,000, or 0.5%, due to a reduction in total FTE's for the Company offset by normal salary and benefit cost increases. Professional services were flat year-over-year but include $378,000 of expenses associated with the terminated merger with Sterling Financial Corporation. The primary reason for the year-over-year increase in total noninterest expense of $771,000 was the $1,242,000 of merger-related expenses, as most of the other noninterest expenses showed modest increases or decreases in 2007 compared to 2006.

Total noninterest expense increased $2,023,000, or 5.4%, to $39,615,000 in 2006 compared to $37,592,000 in 2005. The largest increase was in salaries and benefits which increased $1,991,000, or 10.1%. Salary increases were due to the Company's continued investment in higher growth markets by hiring seasoned lenders that specialize in business lending in Placer County, higher benefit costs, stock option expense due to SFAS 123(R) and general merit increases. Data processing and occupancy expense also increased, consistent with the Company's decision to enter into higher growth markets.

Income Taxes. The provision for income taxes for the year ended December 31, 2007 was $3,075,000 as compared to $4,158,000 for the same period in 2006 and $4,518,000 for 2005. The effective income tax rate for state and federal income taxes was 32.0% for the year ended December 31, 2007, compared to 28.6%, for the same period in 2006, and 33.1% for the same period in 2005. The Company's effective tax rate increased in 2007 compared to 2006 due to the change in accounting estimate made in 2006. Following the filing of the Company's 2005 tax returns during the third quarter of 2006, management determined that the Company's estimated tax rate that had been applied to previously reported net income was overstated as a result of an underestimate of California job credits (which are determined subsequent to year-end through a process employed by the State of California) and an overestimate of the federal statutory tax rate (resulting from the Company's pre-tax income falling between the federal statutory rates of 34% and 35%). As a result, the 2006 tax provision was adjusted on a cumulative basis to reflect this change in accounting estimate. These changes reduced the 2006 tax provision by approximately $691,000, and reduced the effective tax rate incurred for the year.

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

Balance Sheet Analysis

North Valley Bancorp had total assets of $949,019,000 at December 31, 2007 compared to $905,673,000 at December 31, 2006, representing an increase of $43,346,000, or 4.8%. The average balance of total assets for 2007 was $905,286,000, which was an increase of $4,013,000, or 0.5%, from the average total asset balance of $901,273,000 in 2006.

Investment Securities. During 2007, the Company used liquidity from the investment securities portfolio to provide a funding source for the increase in the loan portfolio. Consequently, the investment securities portfolio decreased $29,281,000 from year end 2006 to a total of $104,372,000 at December 31, 2007.
The investment portfolio had decreased $30,696,000 in 2006 to a total of $133,653,000 at December 31, 2006 attributable to the Company's use of the liquidity to fund $35,281,000 in loan growth during the year.

The Company's policy regarding investments is as follows:

Trading securities are carried at fair value. Changes in fair value are included in other operating income. The Company did not have any securities classified as trading at December 31, 2007, 2006 and 2005.

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

The amortized cost of securities and their approximate fair value are summarized in the following table (in thousands):

                                                                       December 31,
                                                               ------------------------------
                                                                 2007       2006       2005
                                                               --------   --------   --------
Available-for-Sale (Amortized Cost)
   Obligations of U.S. Government agencies                     $  9,783   $ 22,645   $ 31,104
   Obligations of states and political subdivisions              20,563     21,957     23,473
   Mortgage-backed securities                                    69,433     86,028    105,935
   Corporate securities                                           6,009      5,998      7,994
                                                               --------   --------   --------
                                                               $105,788   $136,628   $168,506
                                                               ========   ========   ========
Available-for-Sale (Fair Value)
   Obligations of U.S. Government agencies                     $  9,784   $ 21,799   $ 29,863
   Obligations of states and political subdivisions              21,078     22,560     23,931
   Mortgage-backed securities                                    68,140     83,224    102,479
   Corporate securities                                           5,339      5,988      7,985
                                                               --------   --------   --------
                                                               $104,341   $133,571   $164,258
                                                               ========   ========   ========
Held-to-Maturity (Amortized Cost)
   Mortgage-backed securities                                  $     31   $     82   $     91
                                                               ========   ========   ========
Held-to-Maturity (Fair Value)
   Mortgage-backed securities                                  $     31   $     81   $     88
                                                               ========   ========   ========

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

At December 31, 2007 the Company held 100,000 shares of FNMA, Series M perpetual preferred stock. The coupon rate is fixed at 4.75% with a taxable-equivalent yield of 6.31%. The securities are owned at par, or $50.00 per share, for a total investment of $5,000,000.

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

      o     How long the decline in fair value has existed

      o     The financial condition of the issuer

      o     Rating agency changes on the issuer

      o Management's intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

Management concluded the security was impaired and recorded a $1,716,000 pre-tax write-down of the security through income to its December 31, 2007 market value of $32.84 per share. The Company has the intent and ability to continue to hold this security. However, it may elect to divest of this security at any time.

The following table shows estimated fair value of our investment securities, exclusive of equity securities with a fair value of $6,250,000, by year of maturity as of December 31, 2007. Expected maturities, specifically of mortgage-backed securities, may differ significantly from contractual maturities because borrowers may have the right to prepay with or without penalty. Tax-equivalent adjustments have been made in calculating yields on tax exempt securities.

Contractual Maturity Distribution and Yields of Investment Securities (in thousands):

                                                                             After One   After Five
                                                                   Within      Through     Through     After Ten
                                                                  One Year   Five Years   Ten Years       Years     Total
                                                                  --------   ----------   ---------   ----------   ---------
Available for sale securities:
   Obligations of U.S. government agencies                        $  1,988   $    1,546                            $   3,534
   Obligations of states and political subdivisions                  2,529        5,773      11,851          925      21,078
   Mortgage-backed securities                                          136       53,833      14,160           11      68,140
   Corporate securities                                                                                    5,339       5,339
                                                                  --------   ----------   ---------   ----------   ---------
Total securities available for sale                               $  4,653   $   61,152   $  26,011   $    6,275   $  98,091
                                                                  ========   ==========   =========   ==========   =========

Weighted average yield                                                4.86%        4.22%       5.24%        5.20%       4.58%

Held to maturity securities:
   Mortgage-back securities                                       $     31                                         $      31
                                                                  ========   ==========   =========   ==========   =========

Weighted average yield                                                2.31%                                             2.31%

Loan and Lease Portfolio. The loan and lease portfolio increased $86,460,000, or 13.1%, in 2007 and totaled $746,253,000 at December 31, 2007. During 2006, loans increased $35,281,000, or 5.6%, to $659,793,000 from $624,512,000 at December
31, 2005. Loans are the Company's largest and highest yielding component of earning assets and as such loan growth is desirable subject to acceptable levels of credit risk. The loan to deposit ratio as of December 31, 2007 was 101.3% compared to 87.9% at December 31, 2006.

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

Major classifications of loans and leases at December 31 are summarized as follows (in thousands):

                                                        2007        2006        2005       2004         2003
                                                     ---------   ---------   ---------   ---------   ---------
Commercial                                           $  92,419   $  78,122   $  63,088   $  54,903   $  36,997
Real estate - commercial                               297,272     263,323     245,610     224,476     163,474
Real estate - construction                             225,758     213,199     199,129     115,518      37,566
Real estate - mortgage                                  50,131      40,487      39,500      73,007      54,588
Installment                                             41,161      27,951      40,818      53,185      62,609
Direct financing leases                                  1,307       1,985       3,120       3,790         689
Other                                                   39,297      35,828      33,890      29,838      23,214
                                                     ---------   ---------   ---------   ---------   ---------

   Total loans and leases receivable                   747,345     660,895     625,155     554,717     379,137

Deferred loan (fees) costs, net                         (1,092)     (1,102)       (643)     (1,372)         16
Allowance for loan and lease losses                    (10,755)     (8,831)     (7,864)     (7,217)     (6,493)

                                                     ---------   ---------   ---------   ---------   ---------
   Net loans and leases                              $ 735,498   $ 650,962   $ 616,648   $ 546,128   $ 372,660
                                                     =========   =========   =========   =========   =========

At December 31, 2007 and 2006, the Company serviced real estate - mortgage loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $97,059,000 and $108,931,000, respectively.

The Company was contingently liable under letters of credit issued on behalf of its customers for $10,314,000 and $13,067,000 at December 31, 2007 and 2006,
respectively. At December 31, 2007, commercial and consumer lines of credit, and real estate loans of approximately $79,024,000 and $134,570,000, respectively, were undisbursed. At December 31, 2006, commercial and consumer lines of credit, and real estate loans of approximately $88,061,000 and $145,034,000, respectively, were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk more than the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Company's involvement in these instruments and do not necessarily represent the actual amount subject to credit loss. However, at December 31, 2007 and 2006, no losses are anticipated as a result of these commitments.

Real estate commercial loans, commercial loans and real estate construction loans increased $33,949,000, or 12.9%, $14,297,000, or 18.3%, and $12,559,000,
or 5.9%, respectively, for the year ended December 31, 2007. The increases in real estate commercial loans, commercial loans, and real estate construction for the year ended December 31, 2007 are primarily due to loan growth in the commercial banking offices in Santa Rosa, Redding, and Roseville, California. Real Estate Mortgage loans increased $9,644,000, or 23.8%, as a result of the Company's strategy at the end of 2006 and throughout 2007 to retain these conforming loans in the portfolio that in the past were sold to Freddie Mac to better diversify the loan portfolio and also add fixed rate mortgages in an anticipation of a declining rate environment. Installment loans increased $13,210,000, or 47.3%, due to the Company's decision to resume purchasing indirect auto contracts at the end of 2006. However, effective in January 2008, the Company has discontinued its purchases of indirect auto contracts.

Maturity Distribution and Interest Rate Sensitivity of Loans and Commitments. The following table shows the maturity of certain loan categories and commitments. Also provided with respect to such loans and commitments are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands):

                                                                 After One
                                                    Within        Through         After
                                                   One Year      Five Years     Five Years       Total
                                                 ------------   ------------   ------------   ------------
Commercial                                       $     45,861   $     28,016   $     18,542   $     92,419
Real estate - commercial                                8,608         19,476        269,188        297,272
Real estate - construction                            183,206         34,161          8,391        225,758
Real estate - mortgage                                  2,894          5,183         42,054         50,131
Installment                                             2,152         18,147         20,862         41,161
Direct financing leases                                     -            263          1,044          1,307
Other                                                     289            910         38,098         39,297
                                                 ------------   ------------   ------------   ------------
                                                 $    243,010   $    106,156   $    398,179   $    747,345
                                                 ============   ============   ============   ============
Loans maturing after one year with:
   Fixed interest rates                                         $     70,492   $     91,203   $    161,695
   Variable interest rates                                            35,664        306,976        342,640

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

At December 31, 2007 and 2006, the recorded investment in loans and leases for which impairment has been recognized was approximately $1,608,000 and $72,000, respectively. Of the 2007 balance, there was a related valuation allowance of $83,000. Of the 2006 balance, the $72,000 in impaired loans had a related valuation allowance of $36,000. The Company experienced an increase in nonaccrual loans in 2007 compared to 2006 mainly due to a slowing economy. Of the $1,608,000, 73.0% of it is centered in three relationships, two of which are single-family mortgage loans, and the third is a commercial real estate loan. For the years ended December 31, 2007, 2006 and 2005, the average recorded investment in loans and leases for which impairment had been recognized was approximately $1,572,000, $63,000 and $791,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $38,000, $9,000 and $6,000 for cash payments received in 2007, 2006 and 2005.

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

Nonperforming assets at December 31 are summarized as follows (in thousands):

                                                                  2007       2006       2005       2004       2003
                                                                --------   --------   --------   --------   --------
Nonaccrual loans and leases                                     $  1,608   $     72   $    686   $  1,155   $  1,615
Loans and leases past due 90 days or more
   and still accruing interest                                       156        403         67      1,015      1,395
                                                                --------   --------   --------   --------   --------
Total nonperforming loans and leases                               1,764        475        753      2,170      3,010
Other real estate owned                                              902        902        902          -          -
                                                                --------   --------   --------   --------   --------
Total nonperforming assets                                      $  2,666   $  1,377   $  1,655   $  2,170   $  3,010
                                                                ========   ========   ========   ========   ========

If interest on nonaccrual loans and leases had been accrued, such income would have approximated $49,000 in 2007, $10,000 in 2006 and $6,000 in 2005. Interest
income of $38,000 in 2007, $9,000 in 2006 and $6,000 in 2005 was recorded when it was received on the nonaccrual loans and leases.

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

At December 31, 2007, there were no commitments to lend additional funds to borrowers whose loans or leases were classified as nonaccrual.

Other real estate owned at December 31, 2007 was $902,000, consisting of land originally purchased for bank expansion, which management now intends to sell as the land is no longer needed.

Allowance for Loan and Lease Losses. The following table summarizes the Company's loan and lease loss experience for the years ended December 31 (dollars in thousands):

                                                           2007         2006         2005         2004         2003
                                                        ----------   ----------   ----------   ----------   ----------
Average loans and leases outstanding                    $  684,506   $  642,167   $  590,313   $  438,044   $  399,217
Allowance for loan and lease losses at
   beginning of period                                       8,831        7,864        7,217        6,493        6,723
Loans and leases charged off:
   Commercial                                                  123           47          204          219           63
   Real estate - construction
   Real estate - mortgage                                                                              53            2
   Installment                                                 132          211          398          609          715
   Other                                                                                                9          139
                                                        ----------   ----------   ----------   ----------   ----------

Total loans and leases charged off                             255          258          602          890          919
                                                        ----------   ----------   ----------   ----------   ----------

Recoveries of loans and leases previously
   charged off:
   Commercial                                                   22          125          167          128          527
   Real estate - construction
   Real estate - mortgage                                                                               5           16
   Installment                                                 107          125          147          175          138
   Other                                                                                   5           16            8
                                                        ----------   ----------   ----------   ----------   ----------

Total recoveries of loans and leases
   previously charged off                                      129          250          319          324          689
                                                        --------------------------------------------------------------

Net loans and leases charged off                               126            8          283          566          230
Provisions for loan and lease losses                         2,050          975          930          271            -
Allowance acquired (YCB)                                                      -            -        1,019            -
                                                        ----------   ----------   ----------   ----------   ----------
Balance of allowance for loan and lease
   losses at end of period                              $   10,755   $    8,831   $    7,864   $    7,217   $    6,493
                                                        ==========   ==========   ==========   ==========   ==========

Ratio of net charge-offs to average loans
   and leases outstanding                                     0.02%        0.00%        0.05%        0.13%        0.06%
Allowance for loan and lease losses to
   total loans and leases                                     1.44%        1.34%        1.26%        1.30%        1.71%

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

            The formula allowance is adjusted for qualitative factors that are based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated in connection with the unallocated allowance at December 31, 2007 included the following, which existed at the balance sheet date:

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

The $10,755,000 in formula and specific allowances reflects management's estimate of the inherent loss in various pools or segments in the portfolio and individual loans and leases, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio.

Management anticipates continued growth in commercial lending and commercial real estate and to a lesser extent consumer and real estate mortgage lending. As a result, future provisions will be required and the ratio of the allowance for loan and lease losses to loans and leases outstanding may increase to reflect increasing concentrations, loan type and changes in economic conditions.

The following table shows the allocation of the Company's allowance and the percent of loans in each category to the total loans at December 31 (dollars in thousands).

                     December 31, 2007     December 31, 2006     December 31, 2005     December 31, 2004     December 31, 2003
                    --------------------  --------------------  --------------------  --------------------  --------------------

                             Percent of            Percent of            Percent of            Percent of            Percent of
                              loans in              loans in              loans in              loans in              loans in
                                each                  each                  each                  each                  each
                             category to           category to           category to           category to           category to
                    Amount   total loans  Amount   total loans  Amount   total loans  Amount   total loans  Amount   total loans
                    -------  -----------  -------  -----------  -------  -----------  -------  -----------  -------  -----------
Balance Applicable
   to:
Commercial          $ 1,645         12.4% $ 1,291         11.8% $   696         10.1% $   519          9.9% $   698          9.8%
Real estate -
   commercial         3,462         39.8%   3,256         39.9%   3,056         39.3%   3,763         40.5%   2,689         43.1%
Real estate -
   construction       4,025         30.2%   2,105         32.3%   2,012         31.9%   1,106         20.8%     530          9.9%
Real estate -
   mortgage             242          6.7%     150          6.1%      97          6.3%     181         13.1%     212         14.4%
Installment             725          5.5%     429          4.2%     684          6.5%     729          9.6%   1,107         16.5%
Other                   455          5.4%     390          5.7%     407          5.9%     442          6.1%      64          6.3%
Unallocated             201                 1,210                   912                   477                 1,193
                    -------  -----------  -------  -----------  -------  -----------  -------  -----------  -------  -----------
Total               $10,755        100.0% $ 8,831        100.0% $ 7,864        100.0% $ 7,217        100.0% $ 6,493        100.0%
                    =======  ===========  =======  ===========  =======  ===========  =======  ===========  =======  ===========

Deposits. Deposits represent the Company's primary source of funds. They are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable as they are mostly derived from long-term banking relationships. During 2007, total deposits decreased $13,549,000, or 1.8%, to $736,739,000 compared to $750,288,000 at December 31, 2006. The decrease in deposits was due to decreases in noninterest-bearing demand deposits of $27,227,000, or 14.0%, interest-bearing demand deposits of $13,883,000, or 8.6%, money market deposits of $2,543,000, or 2.3%, and savings deposits of $13,098,000, or 15.0%, mostly offset by the increase in time deposits of $43,202,000, or 21.9%. The Company experienced a shift in deposits from noninterest-bearing demand deposits and interest-bearing demand to time deposits as time deposit rates increased while interest bearing demand deposit rates remained relatively unchanged. The shift in deposit mix has resulted in noninterest-bearing demand deposits representing 22.8% of total deposits at December 31, 2007 compared to 26.0% of total deposits at December 31, 2006.

During 2006, total deposits increased $3,598,000, or 0.5%, to $750,288,000 compared to $746,690,000 at December 31, 2005. The increase in deposits was due to increases in time deposits of $28,140,000, noninterest-bearing deposits of $8,287,000 and savings of $967,000, mostly offset by the decrease in interest-bearing demand of $33,796,000. The Company experienced a shift in deposits from interest-bearing demand to time deposits as time deposit rates increased while interest bearing demand deposit rates remained relatively unchanged.

The following table summarizes the Company's deposits at the indicated dates (in thousands):

                                                         December 31,
                                              ---------------------------------
                                                2007        2006         2005
                                              ---------   ---------   ---------
Noninterest-bearing demand                    $ 167,615   $ 194,842   $ 186,555
Interest-bearing demand                         147,056     160,939     194,735
Savings                                         181,192     196,833     195,866
Time certificates                               240,876     197,674     169,534
                                              ---------   ---------   ---------
   Total deposits                             $ 736,739   $ 750,288   $ 746,690
                                              =========   =========   =========

Capital Resources. The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company's ability to earn a high rate of return on stockholders' equity (ROE). Stockholders' equity increased to $81,471,000 as of December 31, 2007, as compared to $75,491,000 at December 31, 2006.

The increase was the result of net income of $6,534,000, stock based compensation expense of $368,000, stock option exercises of $1,072,000, and change in accumulated other comprehensive income of $954,000, mostly offset by cash dividends of $2,948,000. Under current regulations, management believes that the Company meets all capital adequacy requirements.

The following table displays the Company's capital ratios at December 31, 2007 (dollars in thousands).

                                                                      Minimum
                                                                    for Capital
                                                                      Adequacy
                                                 Capital    Ratio     Purposes
                                                 --------   -----   -----------
Company:
Tier 1 capital (to average assets)               $ 93,954   10.29%         4.00%
Tier 1 capital (to risk weighted assets)         $ 93,954   10.43%         4.00%
Total capital (to risk weighted assets)          $108,098   12.00%         8.00%

Impact of Inflation. Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution's assets and liabilities consist largely of monetarily based items. The relatively low proportion of the Company's fixed assets (approximately 1.3% at December 31, 2007) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

Subsequent event - Cash Dividend. On February 27, 2008, the Company declared a cash dividend of $0.10 per share. The dividend is payable on April 1, 2008 to holders of record at the close of business on March 14, 2008.

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

The hypothetical impact of sudden interest rate shocks applied to the Company's asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company's net interest income and net economic value are "at risk" (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures. The results for the Company's December 31, 2007 analysis indicates the following results for changes in net economic value and changes in net interest income over a one-year period given the same interest rate shocks. Management believes that short and medium term interest rates will continue to decline throughout the end of the year.

                                                              Shocked   Shocked
                                                              by -2%    by +2%
                                                              -------   -------

Net interest income                                            -1.7%     -0.8%
Net economic value                                             -3.7%     -3.6%

For the modeling, the Company has made certain assumptions about the duration of its non-maturity deposits that are based on an analysis performed on the Company's database to determine average length of deposit accounts. This assumption is important to determining net economic value at risk. The Company has compared its assumptions with those used by other financial institutions.

Liquidity. The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the pay-downs and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $24,765,000 as of December 31, 2007 were available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank ("FHLB") providing an additional line of credit of $57,287,000 secured by first deeds of trust on eligible 1-4 unit residential loans and qualifying investment securities. The Company also had a line of credit with the Federal Reserve Bank ("FRB") of $1,844,000 secured by first deeds of trust on eligible commercial real estate loans. As of December 31, 2007, borrowings of $87,192,000 were outstanding in advances with the FHLB and Federal funds purchased through a correspondent bank, and $31,961,000 was outstanding in the form of Subordinated Debentures.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $132,941,000 and $175,149,000, or 14.0% and 19.3% of total assets at December 31, 2007 and December 31, 2006, respectively. Total liquid assets for December 31, 2007 and December 31, 2006 include investment securities of $31,000 and $82,000 respectively, classified as held to maturity based on the Company's intent and ability to hold such securities to maturity.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $632,236,000 and $673,303,000 at December 31, 2007 and December 31, 2006, respectively.

In assessing liquidity, historical information such as seasonal loan demand, local economic cycles and the economy in general are considered along with current ratios, management goals and unique characteristics of the Company. Management believes the Company is in compliance with its policies relating to liquidity.

Certificates of Deposit. Maturities of time certificates of deposit outstanding of less than $100,000 and $100,000 or more at December 31, 2007 are summarized as follows (in thousands):

                                              $100,000         Under
                                              and over       $100,000
                                            ------------   ------------
Three Months or Less                        $     43,662   $     51,570
Over Three Months Through Twelve Months           57,349         77,091
Over One Year Through Three Years                  2,629          7,093
Over Three Years                                     863            619
                                            ------------   ------------
Total                                       $    104,503   $    136,373
                                            ============   ============

As of December 31, 2007, the Company did not have any brokered deposits. The Company's policy limits the use of brokered deposits to 10% of total assets.

Other Borrowed Funds. Other borrowings outstanding as of December 31, 2007, 2006 and 2005 consist of Federal Home Loan Bank ("FHLB") advances and Federal funds purchased. The following table summarizes these borrowings (in thousands):

                                                 2007        2006        2005
                                              ---------------------------------

Short-term borrowings:
   FHLB advances                              $  86,957   $  25,000   $  31,500
   Federal funds                                    235

                                              ---------   ---------   ---------
      Total short-term borrowings             $  87,192   $  25,000   $  31,500
                                              =========   =========   =========

Long-term borrowings:
   FHLB advances                              $       -   $  12,500   $  25,000

                                              ---------   ---------   ---------
      Total long-term borrowings              $       -   $  12,500   $  25,000
                                              =========   =========   =========

      Total borrowed funds                    $  87,192   $  37,500   $  56,500
                                              =========   =========   =========

The FHLB advances of $86,597,000 at December 31, 2007 carry an average interest rate of 3.46%, mature in 2008, and are collateralized by loans and securities. Federal funds purchased are generally for one-day periods.

The following table provides information related to the Company's short-term borrowings under its security repurchase arrangements and lines of credit for the periods indicated (in thousands):

Short-term borrowings

                                                2007         2006        2005
                                             ----------   ----------   --------
Average balance during the year              $  38,579    $  15,362    $ 30,327
Average interest rate for the year                4.41%        5.25%       2.73%
Maximum month-end balance during the year    $  87,192    $  46,560    $ 32,000
Average rate as of December 31,                   3.46%        5.36%       3.49%

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the company as of December 31, 2007 (in thousands):

                                                                                Less than                           More than
                                                                       Total     one year   1-3 years   3-5 years    5 years
                                                                     --------   ---------   ---------   ---------   ---------
Subordinated Debentures, fixed rate of 10.25% payable on 2031        $ 10,310                                       $  10,310
Subordinated Debentures, floating rate of 6.45% payable on 2033         6,186                                           6,186
Subordinated Debentures, floating rate of 7.95% payable on 2034         5,155                                           5,155
Subordinated Debentures, floating rate of 6.16% payable on 2036        10,310                                          10,310
FHLB loan, fixed rate of 4.41% payable on January 7, 2008              12,500      12,500
FHLB loan, fixed rate of 3.30% payable on January 25, 2008             12,500      12,500
Operating lease obligations                                             3,558       1,273       1,527         553         205
Deferred compensation(1)                                                2,986         377         263         249       2,097
Supplemental retirement plans(1)                                        4,633         234         458         458       3,483
                                                                     --------   ---------   ---------   ---------   ---------
   Total                                                             $ 68,138   $  26,884   $   2,248   $   1,260   $  37,746
                                                                     ========   =========   =========   =========   =========

(1) These amounts represent known certain payments to participants under the Company's deferred compensation and supplemental retirement plans. See Note 12 in the financial statements at Item 15 of this report for additional information related to the Company's deferred compensation and supplemental retirement plan liabilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this item are set forth following Item 15 of this Form 10-K, and are incorporated herein by reference.

The following table discloses the Company's condensed selected unaudited quarterly financial data for each of the quarters in the two-year period ended December 31, 2007.

                                                                         For the Quarter Ended
                                       ----------------------------------------------------------------------------------------
                                       December   September     June      March      December   September     June       March
(In thousands except per share data)     2007        2007       2007       2007        2006        2006       2006       2006
                                       --------   ---------   --------   --------   ---------   ---------   --------   --------
Interest income                        $ 15,345   $  15,083   $ 14,600   $ 14,496   $  15,036   $  14,506   $ 14,010   $ 13,627
Interest expense                          5,133       4,838      4,508      4,159       4,140       3,996      3,315      3,234
                                       --------   ---------   --------   --------   ---------   ---------   --------   --------

     Net interest income                 10,212      10,245     10,092     10,337      10,896      10,510     10,695     10,393

Provision for loan and
   lease losses                           1,200         850                                50         555        370          -
Noninterest income                        1,505       3,350      3,170      3,134       3,239       3,598      3,015      2,798
Noninterest expense                       9,943       9,481     10,732     10,230       9,860       9,859      9,880     10,016
                                       --------   ---------   --------   --------   ---------   ---------   --------   --------

Income before provision for
   income taxes                             574       3,264      2,530      3,241       4,225       3,694      3,460      3,175
Provision for income taxes (1)              184       1,044        810      1,037       1,171         775      1,166      1,046
                                       --------   ---------   --------   --------   ---------   ---------   --------   --------

     Net income                        $    390   $   2,220   $  1,720   $  2,204   $   3,054   $   2,919   $  2,294   $  2,129
                                       ========   =========   ========   ========   =========   =========   ========   ========

Earnings per share:
   Basic                               $   0.05   $    0.30   $   0.23   $   0.30   $    0.42   $    0.40   $   0.31   $   0.28
                                       ========   =========   ========   ========   =========   =========   ========   ========
   Diluted                             $   0.05   $    0.29   $   0.22   $   0.29   $    0.40   $    0.39   $   0.30   $   0.27
                                       ========   =========   ========   ========   =========   =========   ========   ========

(1) The provision for income taxes for the quarter ended September 30, 2006 was reduced by approximately $456,000 due to previously overstated provision for income taxes as a result of an underestimate of California job credits and an overestimate of the federal statutory tax rate. See discussion under "Income Taxes" on page 30.

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

Evaluation of Disclosure Controls and Procedures. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management's statement as to the framework used to evaluate the effectiveness of, and management's assessment of the effectiveness of, the Company's internal control over financial reporting as of December 31, 2007, appears in this report at page 47 and is incorporated here by this reference. The Company's independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued a report on the Company's internal control over financial reporting which appears on page 48 of this report and is incorporated here by this reference. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected or is reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and executive officers required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission (the "Commission") entitled "Election of Directors" (not including the share information included in the beneficial ownership tables nor the footnotes thereto nor the subsections entitled "Committees of the Board of Directors," "Compensation Committee Interlocks and Insider Participation" and "Meetings of the Board of Directors") and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders of the Company to be filed with the Commission entitled "Executive Compensation" and the subsection entitled "Election of Directors - Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from sections of the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled "Election of Directors - Security Ownership of Certain Beneficial Owners and Management," as to share information in the tables of beneficial ownership and footnotes thereto and "Securities Authorized for Issuance Under Equity Compensation Plan."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled "Principal Accounting Fees and Services."

PART IV

ITEM 15.  EXHIBITS AND, FINANCIAL STATEMENT SCHEDULES

     (a)  The following documents are filed as part of the report:

          1. Financial Statements

          Document Title                                                                              Page
          --------------                                                                              ----
          Report of Management on Internal Control Over Financial Reporting                            47
          Report of Independent Registered Public Accounting Firm                                      48
          Report of Independent Registered Public Accounting Firm                                      49
          Consolidated Balance Sheets as of December 31, 2007 and 2006                                 50
          Consolidated Statements of Income for the Years Ended December 2007, 2006 and 2005           51
          Consolidated Statement of Changes in Stockholders' Equity for the Years Ended
             December 31, 2007, 2006 and 2005                                                          52
          Consolidated Statements of Cash Flows for the Years ended December 31, 2007,
             2006 and 2005                                                                             53
          Notes to Consolidated Financial Statements                                                   54

          2. Schedules: see (c) below

          3. Exhibits: see Index to Exhibits at page 84

     (b)  Exhibits

          See Index to Exhibits at page 84 of this Annual Report on Form 10-K, which is incorporated herein by reference

     (c)  Financial Statement Schedules

          Not applicable

        Report of Management on Internal Control Over Financial Reporting
        -----------------------------------------------------------------

Financial Statements

Management of North Valley Bancorp and its subsidiaries (the Company) is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements as of December 31, 2007, and for the year then ended. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

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

The Company's management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company's internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

Perry-Smith LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report under Item 8, "Financial Statements and Supplementary Data" has issued a report with respect to the Company's internal control over financial reporting. This report follows.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
North Valley Bancorp

      We have audited North Valley Bancorp and subsidiaries (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

      In our opinion, North Valley Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of North Valley Bancorp and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007 and our report dated March 12, 2008 expressed an unqualified opinion.

                                               /s/ Perry-Smith LLP

Sacramento, California
March 12, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
North Valley Bancorp

      We have audited the accompanying consolidated balance sheets of North Valley Bancorp and subsidiaries (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Valley Bancorp and subsidiaries as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), North Valley Bancorp and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of North Valley Bancorp's and subsidiaries internal control over financial reporting.

                                               /s/Perry-Smith LLP

Sacramento, California
March 12, 2008

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006
(In thousands except share data)
--------------------------------------------------------------------------------

                                                                                       2007           2006
                                                                                   ------------   -------------
ASSETS
Cash and cash equivalents:
   Cash and due from banks                                                         $     28,569   $      30,826
   Federal funds sold                                                                         -          10,670
                                                                                   ------------   -------------
       Total cash and cash equivalents                                                   28,569          41,496

Investment securities available for sale, at fair value                                 104,341         133,571
Investment securities held to maturity, at amortized cost                                    31              82

Loans and leases                                                                        746,253         659,793
   Less: Allowance for loan and lease losses                                            (10,755)         (8,831)
                                                                                   ------------   -------------
   Net loans and leases                                                                 735,498         650,962

Premises and equipment, net                                                              12,431          13,797
Accrued interest receivable                                                               3,912           3,838
Other real estate owned                                                                     902             902
FHLB and FRB stock and other securities                                                   6,238           5,495
Bank-owned life insurance policies                                                       30,526          29,483
Core deposit intangibles, net                                                             1,236           1,886
Goodwill                                                                                 15,187          15,187
Other assets                                                                             10,148           8,974
                                                                                   ------------   -------------

     TOTAL ASSETS                                                                  $    949,019   $     905,673
                                                                                   ============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Deposits:
   Noninterest-bearing                                                             $    167,615   $     194,842
   Interest-bearing                                                                     569,124         555,446
                                                                                   ------------   -------------
     Total deposits                                                                     736,739         750,288

Other borrowed funds                                                                     87,192          37,500
Accrued interest payable and other liabilities                                           11,656          10,433
Subordinated debentures                                                                  31,961          31,961
                                                                                   ------------   -------------
     Total liabilities                                                                  867,548         830,182
                                                                                   ------------   -------------
Commitments and Contingencies (Note 16)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none
   outstanding                                                                                -               -
Common stock, no par value: authorized 20,000,000 shares; outstanding
   7,413,066 and 7,300,914 at December 31, 2007 and 2006                                 40,642          39,202
Retained earnings                                                                        42,212          38,626
Accumulated other comprehensive loss, net of tax                                         (1,383)         (2,337)
                                                                                   ------------   -------------
     Total stockholders' equity                                                          81,471          75,491
                                                                                   ------------   -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $    949,019   $     905,673
                                                                                   ============   =============

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands except per share data)
--------------------------------------------------------------------------------

                                                                             2007          2006           2005
                                                                         ------------  -----------   ------------
INTEREST INCOME:
Interest and fees on loans and leases                                    $    53,712   $    50,241   $    42,472
Interest on investments:
   Taxable interest income                                                     4,450         5,606         6,518
   Nontaxable interest income                                                    964         1,052         1,140
Interest on federal funds sold and repurchase agreements                         398           280           548
                                                                         ----------------------------------------
      Total interest income                                                   59,524        57,179        50,678
                                                                         ----------------------------------------
INTEREST EXPENSE:
Deposits                                                                      14,497        10,026         6,373
Subordinated debentures                                                        2,438         2,456         1,708
Other borrowings                                                               1,703         2,203         1,622
                                                                         ----------------------------------------
      Total interest expense                                                  18,638        14,685         9,703
                                                                         ----------------------------------------

NET INTEREST INCOME                                                           40,886        42,494        40,975

PROVISION FOR LOAN AND LEASE LOSSES                                            2,050           975           930
                                                                         ----------------------------------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND LEASE LOSSES                                                  38,836        41,519        40,045
                                                                         ----------------------------------------
NONINTEREST INCOME:
Service charges on deposit accounts                                            6,870         6,437         5,540
Other fees and charges                                                         3,730         3,186         2,653
Earnings on cash surrender value of life insurance policies                    1,276         1,211         1,078
Gain on sale of loans                                                            153           399           690
(Loss) gain on sales, calls and impairment of securities                      (1,752)           (3)          117
Other                                                                            882         1,420         1,136
                                                                         ----------------------------------------
      Total noninterest income                                                11,159        12,650        11,214
                                                                         ----------------------------------------
NONINTEREST EXPENSES:
Salaries and employee benefits                                                21,674        21,775        19,784
Occupancy expense                                                              3,075         3,023         2,724
Furniture and equipment expense                                                2,029         2,153         2,160
Other                                                                         13,608        12,664        12,924
                                                                         ----------------------------------------
      Total noninterest expenses                                              40,386        39,615        37,592
                                                                         ----------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                       9,609        14,554        13,667

PROVISION FOR INCOME TAXES                                                     3,075         4,158         4,518
                                                                         ----------------------------------------

NET INCOME                                                               $     6,534   $    10,396   $     9,149
                                                                         ========================================
Per Share Amounts
Basic Earnings Per Share                                                 $      0.89   $      1.41   $      1.23
                                                                         ----------------------------------------
Diluted Earnings Per Share                                               $      0.86   $      1.36   $      1.17
                                                                         ----------------------------------------
Cash Dividends Per Common Share                                          $      0.40   $      0.40   $      0.40
                                                                         ----------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands except share data)
--------------------------------------------------------------------------------

                                                                                                    Accumulated
                                                                   Common Stock                        Other
                                                              ----------------------   Retained    Comprehensive
                                                                Shares      Amount     Earnings     Income (Loss)     Total
                                                              ----------   ---------  ----------   --------------   ---------
Balance January 1, 2005                                       7,311,726   $  37,917   $   28,403   $         (872)  $  65,448

Comprehensive income:
   Net income                                                                              9,149                        9,149
   Other comprehensive loss, net of tax of $(1,094):
      Net unrealized loss on available for sale securities,
         net of reclassification adjustment of $70                                                         (1,574)     (1,574)
                                                                                                                    ---------
            Total comprehensive income                                                                                  7,575
                                                                                                                    ---------

Stock options exercised, net of shares tendered                 187,723       1,109                                     1,109
Stock-based compensation expense                                  8,550         182                                       182
Tax benefit derived from exercise of stock options                    -         656                                       656
Repurchase of common stock                                      (10,400)        (54)        (134)                        (188)
Cash dividends on common stock                                                            (2,981)                      (2,981)
                                                              ----------------------  ----------------------------------------

Balance December 31, 2005                                     7,497,599      39,810       34,437           (2,446)     71,801

Adoption of Staff Accounting Bulletin No. 108                                                400                          400

Comprehensive income:
   Net income                                                                             10,396                       10,396
   Other comprehensive income, net of tax of $487:
      Net unrealized gain on available for sale securities,
         net of reclassification adjustment of $2                                                             642         642
                                                                                                                    ---------
            Total comprehensive income                                                                                 11,038
                                                                                                                    ---------
Adjustment to initially recognize the unfunded status of
   the supplemental retirement plan, net of tax of $370                                                      (533)       (533)
Stock options exercised, net of shares tendered                  96,115         521                                       521
Stock-based compensation expense                                  7,200         293                                       293
Tax benefit derived from exercise of stock options                    -         174                                       174
Repurchase of common stock                                     (300,000)     (1,596)      (3,674)                      (5,270)
Cash dividends on common stock                                                            (2,933)                      (2,933)
                                                              ----------------------  ----------------------------------------

Balance December 31, 2006                                     7,300,914      39,202       38,626           (2,337)     75,491

Comprehensive income:
   Net income                                                                              6,534                        6,534
   Other comprehensive income, net of tax of $660:
      Net unrealized gain on available for sale securities,
         net of reclassification adjustment of $(1,034)                                                       950         950
                                                                                                                    ---------
            Total comprehensive income                                                                                  7,484
                                                                                                                    ---------
Adjustment for the change in the unfunded status of
   the supplemental retirement plan, net of tax of $3                                                           4           4
Stock options exercised, net of shares tendered                 104,952         899                                       899
Stock-based compensation expense                                  7,200         368                                       368
Tax benefit derived from exercise of stock options                              173                                       173
Cash dividends on common stock                                                            (2,948)                      (2,948)
                                                              ----------------------  ----------------------------------------

Balance December 31, 2007                                     7,413,066   $  40,642   $   42,212   $       (1,383)  $  81,471
                                                              ======================  ========================================

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (in thousands)
--------------------------------------------------------------------------------

                                                                                 2007        2006        2005
                                                                               --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                     $  6,534    $ 10,396    $  9,149
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                                  2,184       2,330       2,242
   Amortization of premium on securities                                             53          99         261
   Amortization of core deposit intangible                                          650         651         779
   Provision for loan and lease losses                                            2,050         975         930
   Loss (gain) on sale, calls and impairment of securities                        1,752           3        (117)
   Gain on sale of loans                                                           (153)       (399)       (690)
   Gain on sale of premises and equipment                                            (3)       (218)        (37)
   FHLB stock dividends                                                            (187)       (229)       (115)
   Deferred tax provision                                                        (1,906)     (1,000)      1,156
   Stock-based compensation expense                                                 368         293         182
   Excess tax benefit from exercise of stock options                               (173)       (174)          -
Effect of changes in:
   Accrued interest receivable                                                      (74)         (4)       (671)
   Other assets                                                                    (969)        682      (1,609)
   Accrued interest payable and other liabilities                                 1,397      (1,420)      1,486
                                                                               --------    --------    --------
      Net cash provided by operating activities                                  11,523      11,985      12,946
                                                                               --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of available for sale securities                                         -         (98)     (3,462)
   Proceeds from sales of available for sale securities                               -          46      20,007
   Proceeds from maturities/calls of available for sale securities               29,035      31,836      35,376
   Proceeds from maturities/calls of held to maturity securities                     50           -          12
   (Purchases) proceeds of FHLB and FRB stock and other securities                 (555)        397        (722)
   Net change in interest bearing deposits in other financial institutions            -           -         500
   Net increase in loans and leases                                             (86,432)    (34,891)    (70,760)
   Proceeds from sales of premises and equipment                                      -         422          37
   Purchases of premises and equipment                                             (815)     (1,385)     (4,996)
                                                                               --------    --------    --------
      Net cash used in investing activities                                     (58,717)     (3,673)    (24,008)
                                                                               --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in deposits                                          (13,549)      3,598      35,036
   Proceeds from issuance of subordinated debentures                                  -           -      10,310
   Net change in other borrowed funds                                            49,692     (19,000)     (1,094)
   Cash dividends paid                                                           (2,948)     (2,933)     (2,232)
   Repurchase of common shares                                                        -      (5,270)       (188)
   Exercise of stock options, including tax benefit                               1,072         695       1,109
                                                                               --------    --------    --------
      Net cash provided by (used in) financing activities                        34,267     (22,910)     42,941
                                                                               --------    --------    --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (12,927)    (14,598)     31,879
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     41,496      56,094      24,215
                                                                               ---------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                         $ 28,569    $ 41,496    $ 56,094
                                                                               =================================
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
   Interest                                                                    $ 18,938    $ 14,352    $  9,562
   Income taxes                                                                   5,812       6,790       4,831

Noncash investing and financing activities:
   Net change in unrealized gain (loss) on available for sale
      investment securities                                                         950       1,191      (2,668)
   Transfer from loans to other real estate owned                                     -           -           -
   Cash dividends declared                                                          739         729         749
   Tax benefit from stock options exercised                                         173         174         656

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
--------------------------------------------------------------------------------

1.    SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations - North Valley Bancorp (the "Company") is a bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System. North Valley Bancorp was incorporated in 1980 in the State of California for the purpose of acquiring North Valley Bank ("NVB") in a one-bank holding company reorganization. NVB was organized in 1972 as a California state-chartered bank. On October 11, 2000, the Company completed its plan of reorganization with Six Rivers National Bank ("SRNB"), which then became a wholly-owned subsidiary of North Valley Bancorp. This reorganization was completed under the pooling-of-interests method of accounting for business combinations. In January 2002, SRNB converted from a national association to a California state-chartered bank and changed its name to Six Rivers Bank ("SRB"). On January 1, 2004, SRB was merged with and into NVB in a transaction between entities under common control accounted for similar to a pooling of interests. (For purposes herein, "NVB" shall refer to North Valley Bank including the former branches of SRB and "SRB" will refer to the former branches and operations of SRB). From 2001 to 2005, the Company formed North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III, and North Valley Capital Statutory Trust IV (collectively, the Trusts) which are Delaware statutory business trusts formed for the exclusive purpose of issuing and selling Trust Preferred Securities. Bank Processing, Inc. is an inactive wholly-owned subsidiary of North Valley Bancorp. On August 31, 2004, the Company acquired Yolo Community Bank ("YCB") in a transaction accounted for under the purchase method of business combinations. Yolo Community Bank changed its name to NVB Business Bank ("NVB BB") effective February 11, 2005. After the close of business on June 30, 2006, NVB BB was merged into North Valley Bank.

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

      Consolidation and Basis of Presentation - The consolidated financial statements include North Valley Bancorp and its wholly owned subsidiaries:
      NVB and its wholly owned subsidiary, North Valley Basic Securities; Bank Processing, Inc. ("BPI"); and North Valley Trading Company. Bank Processing, Inc., North Valley Trading Company and North Valley Basic Securities did not have any activity in 2007, 2006 and 2005. All material intercompany accounts and transactions have been eliminated in consolidation.

      For financial reporting purposes, the Company's investments in the Trusts of $961,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Trusts are reflected as debt on the Company's consolidated balance sheet.

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

      Reclassifications - Certain amounts in 2006 and 2005 have been reclassified to conform with the 2007 consolidated financial statement presentation.

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

      Reserve Requirements. The Company is subject to regulation by the Federal Reserve Board. The regulations require the Company to maintain certain cash reserve balances on hand or at the Federal Reserve Bank (FRB). At December 31, 2007 and 2006, the Company had reserves of $631,000 and $557,000. As compensation for check-clearing services, additional compensating balances of $1,000,000 at December 31, 2006 were maintained with the FRB. There was not a requirement for a compensating balance at December 31, 2007.

      Investment Securities - The Company accounts for its investment securities as follows:

            Trading securities are carried at fair value. Changes in fair value are included in noninterest income. The Company did not have any securities classified as trading at December 31, 2007 and 2006.

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

      Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. As of and for the year ended December 31, 2007 and 2006, there were no transfers of securities between categories.

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

      The Company may purchase loans or acquire loans through a business combination for which differences exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company's estimate of undiscounted cash flows expected to be collected over the Company's initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. The Company may not "carry over" or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2007 and 2006, there were no loans being accounted for under this policy.

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

      Core Deposit Intangibles - These assets represent the excess of the purchase price over the fair value of the tangible net assets acquired from a branch acquisition by SRB and the estimated fair value of the deposit relationships acquired in the acquisition of YCB and is being amortized by the straight-line method. The cost assigned to the branch acquisition intangible was $3,252,000 with accumulated amortization of $3,000,000 at December 31, 2007. It is being amortized at $504,000 per year with the remaining amortization of $252,000 to be recognized in 2008. The YCB core deposit intangible was recorded at $1,421,000 in August, 2004 with accumulated amortization of $437,000 at December 31, 2007. It is being amortized at $146,000 per year over an estimated life of ten years with a remaining amortization period of approximately seven years. Amortization expense on these intangibles was $650,000 for each of the years ended December 31, 2007, 2006, and 2005, respectively. Amortization expense over the next five years is expected to be approximately $398,000 in 2008 and $146,000 in years 2009 through 2012. Management evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization. There were no revisions resulting from management's assessment in 2007, 2006 or 2005.

      Goodwill - Business combinations involving the Company's acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the fair values assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. Goodwill was recorded in the Company's acquisition of YCB. The value of goodwill is ultimately derived from the Company's ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill will be assessed for impairment at a reporting unit level at least annually. There was no impairment resulting from management's assessment in 2007, 2006 or 2005.

      Accounting for Defined Benefit Pension and Other Post Retirement Plans - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R. This statement requires the recognition of the funded status of a defined benefit plan on the balance sheet of the plan sponsor, and that gains or losses and prior service costs or credits that arise during the period that are not recognized as net period benefit expenses be recorded in other comprehensive income. In addition, benefit plan assets and obligations should generally be measured as of the fiscal year-end statement of financial position. Disclosure is required in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses. Under the provision of SFAS No. 158, the Company was required to recognize the underfunded status of its supplemental retirement plan as a liability in the consolidated balance sheet as of December 31, 2006 and to recognize subsequent changes in that funded status through other comprehensive income. For the years ended December 31, 2007 and 2006, the amount recognized through other comprehensive income was $4,000 and ($533,000), respectively.

      Income Taxes - The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity's proportionate share of the consolidated provision for income taxes.

      The Company applies the asset and liability method to account for income taxes. Deferred tax assets and liabilities are calculated by applying applicable tax laws to the differences between the financial statement basis and the tax basis of assets and liabilities. The effect on deferred taxes of changes in tax laws and rates is recognized in income in the period that includes the enactment date. On the consolidated balance sheet, net deferred tax assets are included in other assets.

      On January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

      The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption. The Company previously recognized income tax positions based on management's estimate of whether it was reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies. The adoption of FIN 48 did not have a material impact on the Company's financial position, results of operations or cash flows.

      When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

      Interest expense associated with unrecognized tax benefits is classified as interest expense in the consolidated statement of income. Penalties associated with unrecognized tax benefits are classified as other expense in the consolidated statement of income.

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

      Stock-Based Compensation - At December 31, 2007, the Company had three shareholder approved stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan. The Plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The shares available for grant may be granted to anyone eligible to participate in the plans. All options granted under the Employee plan had an exercise price equal to the market value of the underlying common stock on the date granted and the stock must be paid for in full at the time the option is exercised. Prior to January 1, 2006, compensation expense was not recognized in the financial statements for options under the Employee plan. Compensation expense was recognized in the financial statements for the Director Plans over the vesting period for the difference between the fair value of the shares at the date of the grant and the exercise price which is equal to 85% of the fair value. The options under the plans expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company's Board of Directors. Outstanding options under the plans are exercisable until their expiration. Total options of 2,554,281 were authorized under all plans at December 31, 2007.

      Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123") and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment ("Statement 123 (R)"), using the modified prospective transition method. Under this transition method, compensation cost recognized in fiscal year 2006 and 2007 includes: (a) compensation cost for all share-based payments vesting during 2006 and 2007 that were granted prior to, but not yet vested as of, January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of Statement 123; and, (b) compensation cost for all share-based payments vesting during 2006 and 2007 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The Company has elected the alternative method prescribed by FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, commonly referred to as the "short-cut" method, for accounting for the tax consequences of share-based awards.

      As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before provision for income taxes and net income for 2006 was $170,000 and $121,000 lower, respectively, and for 2007, was $247,000 and $168,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share would have been $0.02 higher than reported, respectively, in both 2006 and 2007, if the Company had continued to account for share-based compensation under APB Opinion No. 25.

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

      The fair value of each option is estimated on the date of grant with the following assumptions:

                                                    2007        2006      2005
                                                 ----------   -------   --------
      Average dividend yield                        2.25%      2.27%      2.25%
      Expected volatility                          23.51%     15.24%     15.50%
      Average risk-free interest rate               4.85%      3.64%      3.58%
      Expected option life                       6.25 years   7 years   7 years
      Weighted average grant date fair value       $5.26      $2.97      $3.26

      Pro Forma

      The following table illustrates the effect on net income and earnings per share for 2005 if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company's stock option plans:

                                                                                          2005
                                                                                       ---------
Net income, as reported                                                                $   9,149
   Add: total stock-based compensation expense included in net income, net of tax      $     107
   Deduct: total stock-based compensation expense determined under the fair
      value based method for all awards, net of tax                                         (497)
                                                                                       ---------

Net income, pro forma                                                                  $   8,759
                                                                                       =========

Basic earnings per share:
   As reported                                                                         $    1.23
   Pro forma                                                                           $    1.18

Diluted earnings per share:
   As reported                                                                         $    1.17
   Pro forma                                                                           $    1.13

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

      Cumulative Effect of Adopting Staff Accounting Bulletin 108 - In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. Management adopted the provisions of SAB 108 at December 31, 2006.

      Historically, the Company evaluated uncorrected differences utilizing the rollover approach. Management believed that the impact of differences related to income taxes was immaterial to prior fiscal years under the rollover method. Under SAB 108 management must assess materiality using both the rollover method and the iron-curtain method. Under the iron-curtain method, the cumulative effect of tax differences was material to the Company's 2006 consolidated financial statements and, therefore, management recorded an adjustment to increase the opening 2006 retained earnings balance in the amount of $400,000 and decrease other liabilities by an equal amount, in accordance with the implementation guidance on SAB 108.

      New Accounting Pronouncements -

      Fair Value Measurements
      -----------------------

      In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions should be applied prospectively, except for certain specifically identified financial instruments. The Company adopted SFAS 157 on January 1, 2008 and management does not believe its adoption will have a material impact on the Company's financial position, results of operations or cash flows.

      The Fair Value Option for Financial Assets and Financial Liabilities
      --------------------------------------------------------------------

      In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs), and (c) is applied only to entire instruments and not to portions of instruments. The Company adopted SFAS 159 on January 1, 2008 and management did not elect the fair value option for any of its financial instruments.

      Accounting for Deferred Compensation and Postretirement Benefit Aspects of
      --------------------------------------------------------------------------
      Endorsement Split-Dollar Life Insurance Arrangements
      ----------------------------------------------------

      In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-04), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee. EITF 06-04 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy. An entity should apply the provisions of EITF 06-04 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-04 are effective for fiscal years beginning after December 15, 2007. The Company adopted the provisions of EITF 06-04 on January 1, 2008 and management determined that the adoption of EITF 06-04 will not have an impact on the financial position, results of operations or cash flows of the Company.

      Accounting for Business Combinations
      ------------------------------------

      In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the accounting treatment for business combinations on a prospective basis.

2.    INVESTMENT SECURITIES

      At December 31, the amortized cost of investment securities and their estimated fair value were as follows (in thousands):

                                                                         Gross         Gross       Estimated
                                                         Amortized    Unrealized    Unrealized       Fair
                                                            Cost         Gains        Losses         Value
                                                        -----------   ----------    ----------    ----------
December 31, 2007
Available-for-Sale:
   Obligations of U.S. government agencies              $     3,499   $       46    $      (11)   $    3,534
   Obligations of state and political subdivisions           20,563          526           (11)       21,078
   Mortgage-backed securities                                69,433           57        (1,350)       68,140
   Corporate debt securities                                  6,009                       (670)        5,339
   Equity securities                                          6,284                        (34)        6,250
                                                        -----------   ----------    ----------    ----------
                                                        $   105,788   $      629    $   (2,076)   $  104,341
                                                        ===========   ==========    ==========    ==========
Held-to-Maturity:
   Mortgage-backed securities                           $        31   $        -    $        -    $       31
                                                        ===========   ==========    ==========    ==========

December 31, 2006
Available-for-Sale:
   Obligations of U.S. government agencies              $     7,605   $        -    $     (105)   $    7,500
   Obligations of state and political subdivisions           21,957          643           (40)       22,560
   Mortgage-backed securities                                86,028           20        (2,824)       83,224
   Corporate debt securities                                  5,998            7           (17)        5,988
   Equity securities                                         15,040           26          (767)       14,299
                                                        -----------   ----------    ----------    ----------
                                                        $   136,628   $      696    $   (3,753)   $  133,571
                                                        ===========   ==========    ==========    ==========
Held-to-Maturity:
   Mortgage-backed securities                           $        82   $        -    $       (1)   $       81
                                                        ===========   ==========    ==========    ==========

      Net unrealized losses on available for sale securities totaling $1,447,000 and $3,057,000 were recorded, net of $593,000 and $1,252,000 in tax benefits, as accumulated other comprehensive loss within stockholders' equity at December 31, 2007 and 2006, respectively.

      Proceeds on sales, calls or maturities of securities categorized as available for sale were $29,035,000, $31,882,000 and $55,383,000 in 2007,
      2006 and 2005, respectively. Gross realized gains on sales or calls of securities categorized as available for sale securities were $3,000, $25,000 and $297,000 in 2007, 2006 and 2005, respectively. Gross realized losses on sales, impairment or calls of securities categorized as available for sale securities were $1,755,000, $28,000 and $180,000 in 2007, 2006 and 2005, respectively.

      There were no sales or gross realized gains or losses on calls of held to maturity securities in 2007, 2006 and 2005. There were no transfers between available for sale and held to maturity investment securities in 2007, 2006, and 2005.

      The following tables show gross unrealized losses and the estimated fair value of available for sale investment securities, aggregated by investment category, for investment securities that are in an unrealized loss position at December 31, 2007 and 2006 (in thousands). Unrealized losses for held to maturity investment securities during the same period were not significant.


December 31, 2007
-----------------
                                              Less than 12 Months       12 Months or Longer              Total
                                            -----------------------   -----------------------   -----------------------
                                             Estimated   Unrealized    Estimated   Unrealized    Estimated   Unrealized
                                            Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
                                            -----------------------   -----------------------   -----------------------
Description of Securities
   Obligations of U.S. government
      agencies                              $        -   $        -   $    1,988   $       11   $    1,988   $       11
   Obligations of states and political
      subdivisions                                                         2,737           11        2,737           11
   Mortgage-backed securities                      341            1       58,269        1,349       58,610        1,350
   Corporate debt securities                     5,339          670                                  5,339          670
   Equity securities                                                       3,250           34        3,250           34
                                            -----------------------   -----------------------   -----------------------
   Total temporarily impaired
     securities                             $    5,680   $      671   $   66,244   $    1,405   $   71,924   $    2,076
                                            =======================   =======================   =======================


December 31, 2006
-----------------
                                              Less than 12 Months       12 Months or Longer              Total
                                            -----------------------   -----------------------   -----------------------
                                             Estimated   Unrealized    Estimated   Unrealized    Estimated   Unrealized
                                            Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
                                            -----------------------   -----------------------   -----------------------
Description of Securities
   Obligations of U.S. government
      agencies                              $        -   $        -   $    7,396   $      105   $    7,396   $      105
   Obligations of states and political
      subdivisions                                                         3,550           40        3,550           40
   Mortgage-backed securities                                             82,015        2,824       82,015        2,824
   Corporate debt securities                                               2,972           17        2,972           17
   Equity securities                                                      10,273          767       10,273          767
                                            -----------------------   -----------------------   -----------------------
   Total temporarily impaired
      securities                            $        -   $        -   $  106,206   $    3,753   $  106,206   $    3,753
                                            =======================   =======================   =======================

      U.S. Government Agency Securities

      Management believes that the unrealized losses on the Company's investment in U.S. government agency securities is caused by interest rate changes and is not attributable to changes in credit quality. The Company's investment in U.S government agency securities include four securities which were in a loss position for twelve months or more, none of which are individually significant. Additionally, the contractual cash flows of these investments are guaranteed by an agency of the U.S. government and thus it is expected that the securities would not be settled at any price less than the amortized cost of the Company's investment. The Company has the ability and intent to hold those investments until at least a recovery of fair value or until maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

      Obligations of States and Political Subdivisions

      Management believes that the unrealized losses on the Company's investment in obligations of states and political subdivisions is caused by interest rate changes, and is not attributable to changes in credit quality. The Company's investments in obligations of states and political subdivisions includes 10 securities which were in a loss position for twelve months or more, none of which are individually significant. The Company has the ability and intent to hold these investments until at least a recovery of fair value or to maturity or call and expects to collect all amounts due. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2007.

      Government Guaranteed Mortgage Backed Securities

      Management believes that the unrealized losses on the Company's investment in government guaranteed mortgage-backed securities is caused by interest rate change and is not attributable to changes in credit quality. These investments include 36 securities which were in a loss position for twelve months or more, none of which are individually significant. Investments in these securities in a loss position for less than twelve months were not significant. Additionally, the contractual cash flows of these investments are guaranteed by an agency of the U.S. government and thus it is expected that the securities would not be settled at any price less than the amortized cost of the Company's investment. The Company has the ability and intent to hold those investments until at least a recovery of fair value or until maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

      Corporate Debt Securities

      As of December 31, 2007, there were no corporate debt securities in a loss position for twelve months or more, and two corporate debt securities that were in a loss position for less than twelve months. The Company has the ability and intent to hold those investments until at least a recovery of fair value or until maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

      Equity Securities

      Management believes that the unrealized losses on the Company's investment in equity securities, after the impairment loss taken during 2007 discussed below, is caused by interest rate increases and is not attributable to changes in credit quality. These investments include two securities which were in a loss position for twelve months or more, two of which are individually significant as discussed below. Management has the ability and intent to hold these investments until at least a recovery of fair value or until maturity.

      At December 31, 2007 the Company held 100,000 shares of FNMA, Series M perpetual preferred stock. The coupon rate is fixed at 4.75% with a taxable-equivalent yield of 6.31%. The securities are owned at par, or $50.00 per share, for a total investment of $5,000,000.

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

                  o     How long the decline in fair value has existed

                  o     The financial condition of the issuer

                  o     Rating agency changes on the issuer

                  o Management's intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value

      Management concluded the security was impaired and recorded a $1,716,000 pre-tax write-down of the security through income to its December 31, 2007 market value of $32.84 per share. The Company has the intent and ability to continue to hold this security. However, it may elect to divest of this security at any time.

      Maturities

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

      Contractual maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost of approximately $6,284,000 and a fair value of approximately $6,250,000) at December 31, 2007, are shown below (in thousands).

                                              Held to Maturity               Available for Sale
                                        ---------------------------   -------------------------------
                                        Amortized Cost    Estimated                     Estimated
                                          (Carrying         Fair       Amortized       Fair Value
                                            Amount)         Value        Costs      (Carrying Amount)
                                        --------------   ----------   -----------   -----------------
Due in 1 year or less                   $           31   $       31   $     4,660   $          4,653
Due after 1 year through 5 years                                           61,652             61,152
Due after 5 years through 10 years                                         26,267             26,011
Due after 10 years                                                          6,925              6,275
                                        --------------   ----------   -----------   ----------------
                                        $           31   $       31   $    99,504   $         98,091
                                        ==============   ==========   ===========   ================

      At December 31, 2007 and 2006, securities having fair value amounts of approximately $68,410,000 and $81,258,000 were pledged to secure public deposits, short-term borrowings, treasury tax and loan balances and for other purposes required by law or contract.

3.    LOANS AND LEASES

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

      Major classifications of loans and leases at December 31 were as follows (in thousands):

                                                      2007             2006
                                                 -------------    -------------
      Commercial                                 $      92,419    $      78,122
      Real estate - commercial                         297,272          263,323
      Real estate - construction                       225,758          213,199
      Real estate - mortgage                            50,131           40,487
      Installment                                       41,161           27,951
      Direct financing leases                            1,307            1,985
      Other                                             39,297           35,828
                                                 -------------    -------------
                                                       747,345          660,895

      Deferred loan (fees) costs, net                   (1,092)          (1,102)
      Allowance for loan and lease losses              (10,755)          (8,831)
                                                 -------------    -------------
                                                 $     735,498    $     650,962
                                                 =============    =============

      At December 31, 2007 and 2006, the Company serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $97,059,000 and $108,931,000, respectively.

      Salaries and employee benefits totaling $793,000, $933,000 and $1,191,000 have been deferred as loan origination costs for the years ended December 31, 2007, 2006 and 2005, respectively.

      Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB, FRB, and certain correspondent banks. Pledged loans totaled $203,662,000 and $110,010,000 at December 31, 2007 and 2006 (see note 9).

      The components of the Company's direct financing leases at December 31 are summarized below (in thousands):

                                                                2007      2006
                                                              -------   -------
      Future minimum lease payments                           $ 1,337   $ 2,012
      Residual interests                                                     14
      Initial direct costs                                                    1
      Unearned income                                             (30)      (42)
                                                              -------   -------

                                                              $ 1,307   $ 1,985
                                                              =======   =======

      Future minimum lease payments are as follows (in thousands):

      2008                                                              $   322
      2009                                                                  251
      2010                                                                  192
      2011                                                                  192
      2012                                                                  192
      Thereafter                                                            188
                                                                        -------

         Total                                                          $ 1,337
                                                                        =======

      Changes in the allowance for loan and lease losses for the years ended December 31 were as follows (in thousands):

                                                 2007        2006        2005
                                               --------    --------    --------
      Balance, beginning of year               $  8,831    $  7,864    $  7,217
      Provision                                   2,050         975         930
      Loans charged-off                            (255)       (258)       (602)
      Recoveries on loans previously
        charged-off                                 129         250         319
                                               --------    --------    --------
      Balance, end of year                     $ 10,755    $  8,831    $  7,864
                                               --------    --------    --------

4.    IMPAIRED AND NONPERFORMING LOANS AND LEASES

      At December 31, 2007 and 2006, the recorded investment in impaired loans and leases was approximately $1,608,000 and $72,000, respectively. Of the 2007 and 2006 balance, there was a related valuation allowance of $83,000 and $36,000, respectively. For the years ended December 31, 2007, 2006 and 2005, the average recorded investment in impaired loans and leases was approximately $1,572,000, $63,000 and $791,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $38,000, $9,000 and $6,000 for cash payments received in 2007, 2006 and 2005.

      Nonperforming loans and leases include all such loans and leases that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans and leases at December 31 are summarized as follows (in thousands):

                                                             2007        2006
                                                           --------    ---------

      Nonaccrual loans and leases                          $  1,608    $     72
      Loans and leases 90 days past due but
         still accruing interest                                156         403
                                                           --------    ---------

         Total nonperforming loans and leases              $  1,764    $    475
                                                           ========    ========

      Interest income forgone on nonaccrual loans or leases approximated $49,000 in 2007, $10,000 in 2006 and $6,000 in 2005.

      At December 31, 2007, there were no commitments to lend additional funds to borrowers whose loans or leases were on nonaccrual status.

5.    PREMISES AND EQUIPMENT

      Major classifications of premises and equipment at December 31 are summarized as follows (in thousands):

                                                             2007        2006
                                                           --------    --------

      Land                                                 $  2,239    $  2,239
      Buildings and improvements                              8,286       8,239
      Furniture, fixtures and equipment                      19,063      18,415
      Leasehold improvements                                  3,469       3,374
      Construction in progress                                    8           5
                                                           --------    --------

                                                             33,065      32,272
      Accumulated depreciation and amortization             (20,634)    (18,475)
                                                           --------    --------

      Total premises and equipment                         $ 12,431    $ 13,797
                                                           ========    ========

      Depreciation and amortization included in occupancy and equipment expense totaled $2,184,000, $2,330,000 and $2,154,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

6.    OTHER ASSETS

      Major classifications of other assets at December 31 were as follows (in thousands):

                                                             2007        2006
                                                           --------    --------

      Deferred taxes                                       $  6,444    $  5,189
      Prepaid expenses                                        1,018         975
      Mortgage servicing asset                                  677         834
      Other                                                   2,009       1,976
                                                           --------    --------
      Total other assets                                   $ 10,148    $  8,974
                                                           ========    ========

      Originated mortgage servicing assets totaling $30,000, $147,000 and $298,000 were recognized during the years ended December 31, 2007, 2006 and 2005, respectively. Amortization of mortgage servicing assets totaled $187,000, $176,000 and $95,000 for the years ended December 31, 2007, 2006 and 2005, respectively. There were no impairment charges to mortgage servicing assets during the years ended December 31, 2007, 2006 and 2005.

7.    DEPOSITS

      The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $104,503,000 and $76,985,000 at December 31, 2007 and
      2006. Interest expense incurred on such time certificates of deposit was $4,386,000, $2,631,000 and $1,349,000 for the years ended December 31,
      2007, 2006 and 2005. At December 31, 2007, the scheduled maturities of all time deposits were as follows (in thousands):

         Years                    Amount
      ----------              --------------

         2008                        229,671
         2009                          8,130
         2010                          1,592
         2011                          1,244
         2012                            233
      Thereafter                           6
                              --------------
                              $      240,876
                              ==============

8.    LINES OF CREDIT

      At December 31, 2007, the Company had the following lines of credit with correspondent banks to purchase federal funds (in thousands):

Description                                                                   Amount      Expiration
-----------                                                               -------------   ----------
Unsecured                                                                 $      10,000   6/30/2008
Unsecured                                                                        15,000   7/31/2008
Secured:
   First deeds of trust on eligible 1-4 unit residential loans                   57,287     Monthly
   First deeds of trust on eligible commercial real estate loans                  1,844     Monthly
   Securities Backed Credit Program                                              10,401     Monthly

9.    BORROWING ARRANGEMENTS

      Other borrowed funds include FHLB advances and Federal funds purchased. The following table summarizes these borrowings at December 31 (in thousands):

                                                        2007           2006
                                                     -----------   ------------

Short-term borrowings:
   FHLB advances                                     $    86,957   $     25,000
   Federal funds                                             235
                                                     -----------   ------------
     Total short-term borrowings                     $    87,192   $     25,000
                                                     ===========   ============
Long-term borrowings:
   FHLB advances                                                   $     12,500
                                                     -----------   ------------
     Total long-term borrowings                      $         -   $     12,500
                                                     ===========   ============

     Total borrowed funds                            $    87,192   $     37,500
                                                     ===========   ============

      The FHLB advances of $86,957,000 at December 31, 2007 carry an average interest rate of 3.46%, mature in 2008 and are collateralized by loans and securities. Federal funds purchased are generally for one-day periods.

10.   SUBORDINATED DEBENTURES

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

      The trust preferred securities issued by the trusts are currently included in Tier 1 capital in the amount of $27,611,000 and in Tier 2 capital in the amount of $3,389,000 for purposes of determining Leverage, Tier 1 and Total Risk-Based capital ratios. Beginning March 31, 2009, a more restrictive formula must be used to determine the amount of trust preferred securities that may be included in regulatory Tier 1 capital. At that time, trust preferred securities equal to no more than 25% of the sum of all core capital elements, which generally is defined as shareholders' equity less goodwill and any related deferred income tax liability will be allowed in Tier 1 capital. The regulations currently in effect only limit the amount of trust preferred securities that may be included in Tier 1 capital to 25% of the sum of core capital elements without a deduction for goodwill. Management has determined that the Company's Tier 1 capital ratios would remain above the regulatory minimum had the modification of the capital regulations been in effect at December 31, 2007.

      The following table summarizes the terms of each subordinated debenture issuance (dollars in thousands):

                                               Fixed or                                              Amount at December 31,
                           Date                Variable   Current      Rate          Redemption    -------------------------
      Series              Issued   Maturity      Rate       Rate       Index            Date          2007         2006
-----------------------  --------  --------   ---------   -------   -------------   ------------   ---------   -------------
North Valley Capital
   Trust I               7/16/01   7/25/31      Fixed     10.25%         N/A           7/25/11     $  10,310   $    10,310

North Valley Capital
   Trust II              3/28/03   4/24/33    Variable     6.45%    LIBOR + 3.25%      4/24/08         6,186         6,186

North Valley Capital
   Trust III             4/20/04   4/24/34    Variable     7.95%    LIBOR + 2.80%      7/23/09         5,155         5,155

North Valley Capital
   Statutory Trust IV    12/29/05  3/15/36    Variable     6.16%    LIBOR + 1.33%      3/15/11        10,310        10,310
                                                                                                   ---------   -----------

                                                                                                   $  31,961   $    31,961
                                                                                                   =========   ===========

      Deferred costs related to the Subordinated Debentures, which are included in other assets in the accompanying consolidated balance sheet, totaled $295,000 and $390,000 at December 31, 2007 and 2006, respectively.
      Amortization of the deferred costs was $95,000, $91,000 and $75,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

11.   INCOME TAXES

            The provision for income taxes for the years ended December 31, was as follows (in thousands):

                                                            2007           2006          2005
                                                        ------------   ------------   -----------
Current:
   Federal                                              $      4,042   $      4,192   $     2,647
   State                                                         949            966           715
                                                        ------------   ------------   -----------

     Total                                                     4,991          5,158         3,362
                                                        ------------   ------------   -----------
Deferred tax (benefit):
   Federal                                                    (1,398)          (974)        1,067
   State                                                        (518)           (26)           89
                                                        ------------   ------------   -----------

     Total                                                    (1,916)        (1,000)        1,156
                                                        ------------   ------------   -----------

Total provision for income taxes                        $      3,075   $      4,158   $     4,518
                                                        ============   ============   ===========

      The effective federal tax rate for the years ended December 31, differs from the statutory tax rate as follows:

                                                            2007           2006           2005
                                                        ------------   ------------   -----------
Federal statutory income tax rate                               35.0%          35.0%         35.0%
State income taxes net of Federal income tax benefit             2.9%           1.9%          3.8%
Tax exempt income                                               (7.9%)         (5.8%)        (6.0%)
Change in estimate of Federal effective tax rate                 0.0%          (2.5%)         0.0%
Other                                                            2.0%          (0.1%)         0.3%
                                                        ------------   ------------   -----------

Effective tax rate                                              32.0%          28.6%         33.1%
                                                        ============   ============   ===========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset at December 31 are as follows (in thousands):

                                                              2007       2006
                                                            --------   --------
      Deferred tax assets:
         Allowance for loan and lease losses                $  4,930   $  4,048
         Accrued pension obligation                            1,712      1,587
         Underfunded pension obligation                          368        370
         Deferred compensation                                 1,250      1,188
         Deferred loan fees and costs                             20        256
         Discount on acquired loans                              172        222
         Unrealized loss on available for sale securities        593      1,252
         Stock based compensation                                 55        248
         Other                                                 1,191         53

                                                            --------   --------
      Total deferred tax assets                             $ 10,291   $  9,224
                                                            --------   --------

      Deferred tax liabilities:
         Tax depreciation in excess of book depreciation       1,247      1,452
         FHLB stock dividend                                     425        285
         Originated mortgage servicing rights                    310        382
         Market to market adjustment                           1,450      1,406
         California franchise tax                                193         21
         Core deposit intangibles                                (39)       134
         Deferred loan fees and costs                            131        230
         Other                                                   130        125

                                                            --------   --------
      Total deferred tax liabilities                        $  3,847   $  4,035
                                                            --------   --------

      Net deferred tax asset                                $  6,444   $  5,189
                                                            ========   ========

      The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

      On January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 requires a certain methodology for measuring and reporting uncertain tax positions, as well as disclosures regarding such tax positions. The Company and its subsidiaries file income tax returns in the United States and California jurisdictions. There are currently no pending federal or local income tax examinations by tax authorities. With few exceptions, the Company is no longer subject to the examination by federal taxing authorities for the years ended before December 31, 2004 and by state and local taxing authorities for years before December 31, 2003. The Company's primary market areas are designated as "Enterprise Zones" and the Company receives tax credits for hiring individuals in these markets and receives an interest deduction for loans made in designated enterprise zones. The tax credits and interest deductions are significant to the Company in reducing its effective tax rate. These positions could be challenged by the California Franchise Tax Board, and an unfavorable adjustment could occur. The California Franchise Tax Board is currently conducting examinations of the State of California returns for 2003 and 2004. The Company determined its unrecognized tax benefit to be $703,000 at December 31, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows: (in thousands)

         Balance at January 1, 2007                                      $  685
         Additions based on tax positions related to the current year        71
         Additions for tax positions of prior years                           -
         Reductions for tax positions of prior years                        (53)
         Settlements                                                          -
                                                                         ------
         Balance at December 31, 2007                                    $  703
                                                                         ======

      During the year ended December 31, 2007, the Company was not assessed any interest and penalties. The Company had approximately $218,000 and $198,000 for the payment of interest and penalties accrued at December 31, 2007 and 2006, respectively.

12.   RETIREMENT AND DEFERRED COMPENSATION PLANS

      Substantially all employees with at least one year of service participate in a Company-sponsored employee stock ownership plan (ESOP). The Company made discretionary contributions to the ESOP for the years ended December 31, 2007, 2006 and 2005 of $195,000, $195,000 and $250,000. At December
      31, 2007 and 2006, the ESOP owned approximately 176,000 shares of the Company's common stock.

      The Company maintains a 401(k) plan covering employees who have completed 1,000 hours of service during a 12-month period and are age 21 or older. Voluntary employee contributions are partially matched by the Company. The Company made contributions to the plan for the years ended December 31, 2007, 2006 and 2005 of $310,000, $313,000 and $163,000, respectively.

      The Company has a nonqualified executive deferred compensation plan for key executives and directors. Under this plan, participants voluntarily elect to defer a portion of their salary, bonus or fees and the Company is required to credit these deferrals with interest. The Company's deferred compensation obligation of $2,986,000 and $2,638,000 as of December 31, 2007 and 2006, respectively, is included in accrued interest payable and other liabilities. The interest cost for this plan was $273,000, $228,000 and $193,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

      The Company has a supplemental retirement plan for key executives, certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and holds policies with cash surrender values of $30,526,000 and $29,483,000 at December 31, 2007 and 2006, respectively. The related accrued pension obligation of $4,633,000 and $4,403,000 as of December 31, 2007 and 2006, respectively, is included in accrued interest payable and other liabilities.

      The following tables set forth the status of the nonqualified supplemental retirement defined benefit pension plans at or for the year ended December 31 (in thousands):

                                                               Pension Benefits
                                                           ------------------------
                                                              2007          2006
                                                           ----------    ----------
Change in projected benefit obligation:
      Projected obligation at beginning of year            $    4,476    $    4,299
      Service cost                                                620           490
      Interest cost                                               283           269
      Benefit payments                                           (735)         (315)
      Actuarial gains                                             (11)         (267)
                                                           ----------    ----------
      Projected benefit obligation at end of year          $    4,633    $    4,476
      Accumulated benefit obligation at end of year        $    3,482    $    3,573

Change in plan assets:
      Fair value of plan assets at beginning of year       $        -    $        -
      Employer contributions                                      736           315
      Benefit payments                                           (736)         (315)
                                                           ----------    ----------
      Fair value of plan assets at end of year             $        -    $        -
                                                           ==========    ==========

Funded status                                              $   (4,633)   $   (4,476)
                                                           ==========    ==========
Items not yet recognized as a component of net
   periodic pension cost

   Development of prior service cost
      Prior year balance                                          175           206
      Current year amortization                                   (31)          (31)
                                                           ----------    ----------
      Prior service cost                                          144           175

   Development of actuarial loss/(gain)
      Prior year balance                                          795         1,120
      Current year amortization                                   (31)          (58)
      Gain arising during current period                          (11)         (267)
                                                           ----------    ----------
      Actuarial loss                                              753           795
                                                           ----------    ----------

   Total                                                          897           970
                                                           ==========    ==========
Amounts recognized in the balance sheet consist of:

      Current liability                                    $     (234)   $     (638)
      Noncurrent liability                                     (4,399)       (3,838)
                                                           ----------    ----------
      Total pension liability                                  (4,633)       (4,476)

      Accumulated other comprehensive income                      897           970
                                                           ----------    ----------
      Net amount recognized                                $   (3,735)   $   (3,506)
                                                           ==========    ==========

                                                                                    2007         2006         2005
                                                                                 ----------   ----------   ----------
Components of net periodic benefits cost:
   Service cost                                                                  $      620   $      490   $      277
   Interest cost                                                                        283          269          195
   Amortization of transition obligation/(asset)                                                                   25
   Amortization of prior service cost                                                    31           31           31
   Amortization of actuarial loss                                                        31           58
                                                                                 ----------   ----------   ----------

   Net periodic benefit cost                                                     $      965   $      848   $      528
                                                                                 ==========   ==========   ==========

   Other comprehensive (loss) income                                             $      (73)  $      961   $        4
                                                                                 ==========   ==========   ==========
Amounts included in AOCI expected to be recognized during the next fiscal year
   Prior service cost                                                            $       31   $       31
   Actuarial loss                                                                $       29   $    1,287

                                                                                    2007         2006        2005
                                                                                 ----------   ----------   ----------
Assumptions used to determine benefit obligations as of end of fiscal year and used in computing net periodic benefit cost
   Measurement Date                                                              12/31/2007   12/31/2006   12/31/2005
   Discount rate                                                                     6.50%       6.50%        6.50%
   Expected return on assets                                                          N/A         N/A          N/A
   Rate of compensation increase                                                     8.00%       8.00%        8.00%

      Estimated costs expected to be accrued in 2008 are $923,000. The following table presents the benefits expected to be paid under the plan in the periods indicated (in thousands):

                Year                                          Pension Benefits
            -----------                                       ----------------
                2008                                          $            234
                2009                                          $            229
                2010                                          $            229
                2011                                          $            229
                2012                                          $            229
            2013 - 2017                                       $          3,632

13.   STOCK-BASED COMPENSATION

      During 2007, 2006 and 2005, each director was awarded 900 shares of common stock, resulting in an additional 7,200, 7,200 and 8,550 shares being issued. Compensation cost related to these awards was recognized based on the fair value of the shares at the date of the award.

      Under the Company's stock option plans as of December 31, 2007, 1,162,649 shares of the Company's common stock are available for future grants to directors and employees of the Company. Under the Director Plan, options may not be granted at a price less than 85% of fair market value at the date of the grant. Under the Employee Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under both plans, options may be exercised over a ten year term and vest ratably over four years from the date of the grant. A summary of outstanding stock options follows:

                                                                             Weighted
                                                                Weighted     Average
                                                                Average     Remaining     Aggregate
                                                                Exercise   Contractual    Intrinsic
                                                     Options     Price         Term      Value ($000)
                                                    ---------   --------   -----------   ------------

Outstanding, January 1, 2005                        1,057,748   $   8.55
                     Granted                           76,899      18.96
                     Exercised                       (203,464)      6.98
                     Expired or canceled              (34,623)  $  15.03
                                                    ---------

Outstanding December 31, 2005                         896,560   $   9.51
                     Granted                           62,157      17.27
                     Exercised                       (141,106)      9.60
                     Expired or canceled              (38,899)  $  16.41
                                                    ---------

Outstanding December 31, 2006                         778,712   $   9.77
                     Granted                           63,613      20.41
                     Exercised                       (104,952)      8.32
                     Expired or canceled              (13,731)  $  18.85
                                                    ---------

Outstanding December 31, 2007                         723,642   $  10.75       4 years   $      2,647
                                                    =========   ========   ===========   ============

Fully vested and exercisable at December 31, 2007     626,379   $   9.48       3 years   $      2,647
                                                    =========   ========   ===========   ============
Options expected to vest                               97,263   $  18.93       8 years   $          -
                                                    =========   ========   ===========   ============

      Information about stock options outstanding at December 31, 2007 is summarized as follows:

                                                 Average                     Average
                                  Average        Exercise                   Exercise
                                 Remaining       Price of                   Price of
    Range of        Options     Contractual      Options       Options       Options
Exercise Prices   Outstanding   Life (Years)   Outstanding   Exercisable   Exercisable
---------------   -----------   ------------   -----------   -----------   -----------
$    5.36-10.63       315,251        1         $      7.70       315,251   $      7.70
$    6.59- 6.67        23,000        2         $      6.61        23,000   $      6.61
$    7.58- 8.87       124,953        3         $      7.94       124,953   $      7.94
$          9.40        15,761        4         $      9.40        15,761   $      9.40
$   10.24-13.06        66,900        5         $     11.65        66,900   $     11.65
$         15.72        21,062        6         $     15.72        16,849   $     15.72
$   16.18-19.86        37,523        7         $     18.96        23,313   $     18.87
$   16.38-18.62        54,379        8         $     17.28        25,631   $     17.24
$   16.20-24.75        64,813        9         $     19.99        14,721   $     19.69

      The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for options that were in-the-money at December 31, 2007. The intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 totaled $1,068,000, $1,111,000 and
      $2,343,000, respectively. The total fair value of the shares that vested during the years ended December 31, 2007, 2006 and 2005 totaled $247,000, $170,000 and $390,000, respectively.

      The compensation cost that has been charged against income for stock based compensation was $368,000 for the year ended December 31, 2007. Income tax benefits recognized in the Statement of Changes in Equity for the year ended December 31, 2007 totaled $173,000.

      At December 31, 2007, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company's stock option plans was $358,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.5 years and will be adjusted for subsequent changes in estimated forfeitures.

      Cash received from stock option exercises under the Company's option plans for 2007 and 2006 was $899,000 and $521,000, respectively. SFAS 123(R)
      requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing activities in the consolidated statement of cash flows. These excess tax benefits from stock option exercises under the stock option plans totaled $173,000 and $174,000 for 2007 and 2006, respectively.

14.   STOCK REPURCHASE PLAN

      The Board of Directors approved a plan to repurchase up to 4%, or approximately 300,000 shares of the outstanding common stock of the Company in 2006. Stock repurchases were made from time to time on the open market. The timing of the purchases and the exact number of shares purchased was dependent on market conditions. The share repurchase program did not include specific price targets or timetables and could have been suspended at any time. During 2006 all 300,000 shares were repurchased for $5,270,000 at an average price of $17.57 per share.

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

      There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the years ended December 31 is reconciled as follows (in thousands):

                                                                    2007     2006      2005
                                                                  -------  --------  -------
Calculation of Basic Earnings Per Share:
   Numerator - net income                                         $ 6,534  $ 10,396  $ 9,149
   Denominator - weighted average common shares outstanding         7,361     7,380    7,424
                                                                  -------  --------  -------

       Basic earnings per share                                   $  0.89  $   1.41  $  1.23
                                                                  =======  ========  =======

Calculation of Diluted Earnings Per Share:
   Numerator - net income                                         $ 6,534  $ 10,396  $ 9,149
   Denominator:
     Weighted average common shares outstanding                     7,361     7,380    7,424
     Dilutive effect of outstanding options                           273       258      374
                                                                  -------  --------  -------

       Weighted average common shares outstanding
          and common share equivalents                              7,634     7,638    7,798
                                                                  -------  --------  -------

       Diluted earnings per share                                 $  0.86  $   1.36  $  1.17
                                                                  =======  ========  =======

16.   COMMITMENTS AND CONTINGENCIES

      The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company's financial position or results of its operations or its cash flows.

      The Company has operating leases for certain premises and equipment. These leases expire on various dates through 2015 and have various renewal options ranging from 3 to 15 years. Rent expense for such leases for the years ended December 31, 2007, 2006 and 2005 was $1,316,000, 1,259,000 and
      $1,241,000.

      The following schedule represents the Company's noncancelable future minimum scheduled lease payments at December 31, 2007 (in thousands):

      Future Lease Payments
      ------------------------
      2008                                          $  1,273
      2009                                               993
      2010                                               534
      2011                                               183
      2012                                               183
      Thereafter                                         392
                                                    --------

        Total                                       $  3,558
                                                    ========

      The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $10,314,000 and $13,067,000 at December 31, 2007 and 2006. At December 31, 2007, commercial and consumer lines of credit and real estate loans of approximately $79,024,000 and $134,570,000 were undisbursed. At December 31, 2006, commercial and consumer lines of credit and real estate loans of approximately $88,061,000 and $145,034,000 were undisbursed.

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

      Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to inventory purchases by the Company's commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Virtually all of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2007 and 2006. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

      Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at December 31, 2007 and 2006, no losses are anticipated as a result of these commitments.

      In management's opinion, a concentration exists in real estate-related loans which represent approximately 77% and 78% of the Company's loan portfolio at December 31, 2007 and 2006. Although management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company's primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

17.   RELATED PARTY TRANSACTIONS

      At December 31, 2007 and 2006, certain officers, directors and their associates and principal shareholders were indebted to the Company for loans made on substantially the same terms, including interest rates and collateral, as comparable transactions with unaffiliated parties.

      A summary of activity for the years ended December 31, 2007 and 2006 is as follows (in thousands; renewals are not reflected as either new loans or repayments):

                                                          2007         2006
                                                      -----------   ----------

      Beginning balance                               $     8,759   $    4,332
      Borrowings                                            1,391        4,969
      Repayments                                           (1,656)        (542)
                                                      -----------   ----------

                                                      $     8,494   $    8,759
                                                      ===========   ==========

      Undisbursed commitments                         $     1,111   $        -
                                                      ===========   ==========

18.   REGULATORY MATTERS

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company and NVB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Company and NVB meet all capital adequacy requirements to which they are subject.

      The most recent notifications from the Federal Deposit Insurance Corporation for NVB as of December 31, 2007 categorized NVB as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized NVB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed NVB's category.

      The Company's and NVB's actual capital amounts (in thousands) and ratios are also presented in the following tables.

                                                                                            To be Well Capitalized
                                                                          For Capital       Under Prompt Corrective
                                                                       Adequacy Purposes       Action Provisions
                                                       Actual         -------------------   -----------------------
                                                -------------------   Minimum    Minimum     Minimum      Minimum
                                                 Amount      Ratio     Amount     Ratio       Amount       Ratio
                                                ---------   -------   --------   --------   ----------   ----------
Company
As of December 31, 2007:
   Total capital (to risk weighted assets)      $ 108,098     12.00%  $ 72,065       8.00%         N/A          N/A
   Tier 1 capital (to risk weighted assets)     $  93,954     10.43%  $ 36,032       4.00%         N/A          N/A
   Tier 1 capital (to average assets)           $  93,954     10.29%  $ 36,522       4.00%         N/A          N/A

As of December 31, 2006:
   Total capital (to risk weighted assets)      $ 100,065     11.88%  $ 67,384       8.00%         N/A          N/A
   Tier 1 capital (to risk weighted assets)     $  86,032     10.21%  $ 33,705       4.00%         N/A          N/A
   Tier 1 capital (to average assets)           $  86,032      9.66%  $ 35,624       4.00%         N/A          N/A

North Valley Bank
As of December 31, 2007:
   Total capital (to risk weighted assets)      $ 105,715     11.73%  $ 72,099       8.00%  $   90,124        10.00%
   Tier 1 capital (to risk weighted assets)     $  94,960     10.54%  $ 36,038       4.00%  $   54,057         6.00%
   Tier 1 capital (to average assets)           $  94,960     10.43%  $ 36,418       4.00%  $   45,523         5.00%

As of December 31, 2006:
 Total capital (to risk weighted assets)        $  97,642     11.61%  $ 67,281       8.00%  $   84,102        10.00%
 Tier 1 capital (to risk weighted assets)       $  88,811     10.56%  $ 33,641       4.00%  $   50,461         6.00%
 Tier 1 capital (to average assets)             $  88,811      9.97%  $ 35,631       4.00%  $   44,539         5.00%

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

      Dividends from NVB to the Company are restricted under certain federal laws and regulations governing banks. In addition, California law restricts the total dividend payments of any bank to the lesser of the bank's retained earnings or the bank's net income for the latest three fiscal years, less dividends previously declared during that period, at any time without the prior approval of the California Department of Financial Institutions. As of December 31, 2007, the maximum amount available for dividend distributions by NVB to the Company under these restrictions was approximately $15.7 million.

19.   OTHER NONINTEREST EXPENSES

      The major classifications of other noninterest expenses for the years ended December 31 were as follows (in thousands):

                                               2007         2006         2005
                                            ----------   ----------   ---------

Data processing                                  2,227        2,300       1,928
Professional services                            1,572        1,583       1,546
ATM and on-line banking                            986          845         755
Marketing expense                                  959        1,139       1,011
Operations expense                                 881          848         953
Merger expense                                     760            -           -
Printing and supplies                              700          715         606
Amortization of intangibles                        651          651         651
Director expense                                   579          575         361
Postage                                            524          563         584
Loan expense                                       419          434         574
Other                                            3,350        3,011       3,955
                                            ----------   ----------   ---------

                                            $   13,608   $   12,664   $  12,924
                                            ==========   ==========   =========

20.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. Although management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimation technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of financial instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Estimates of fair value have not been adjusted to reflect tax ramifications or changes in market conditions subsequent to December 31, 2007; therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

      The following assumptions were used as of December 31, 2007 and 2006 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

(Dollars in thousands)

                                                2007                         2006
                                    ----------------------------   ------------------------
                                       Carrying         Fair        Carrying        Fair
                                        Amount          Value        Amount        Value
                                    -------------   ------------   ----------   -----------
FINANCIAL ASSETS
   Cash and cash equivalents        $      28,569   $     28,569   $   41,496   $    41,496
   FHLB, FRB and other securities           6,238          6,238        5,495         5,495
   Securities:
      Available for sale                  104,341        104,341      133,571       133,571
      Held to maturity                         31             31           82            81
   Loans and leases                       735,498        741,694      650,962       648,129
   Bank owned life insurance               30,526         30,526       29,483        29,483
   Mortgage servicing assets                  677            798          834           841
   Accrued interest receivable              3,912          3,912        3,838         3,838

FINANCIAL LIABILITIES
   Deposits                          $    736,739   $    737,021   $  750,288   $   749,562
   Other borrowed funds                    87,192         87,191       37,500        37,253
   Subordinated debentures                 31,961         29,105       31,961        33,252
   Accrued interest payable                 1,423          1,423        1,723         1,723

--------------------------------------------------------------------------------

21.   PARENT COMPANY ONLY - CONDENSED FINANCIAL INFORMATION

      The condensed financial statements of North Valley Bancorp are presented below (in thousands):

      CONDENSED BALANCE SHEET
      DECEMBER 31, 2007 AND 2006
      --------------------------------------------------------------------------

                                                                                     2007            2006
                                                                                -------------   -------------
ASSETS
Cash and cash equivalents                                                       $       4,744   $       2,170
Available for sale securities at fair value                                                                 -
Investments in banking subsidiaries                                                   110,088         104,067
Investments in other subsidiaries                                                           2              12
Investment in unconsolidated subsidiary grantor trusts                                    961             961
Other assets                                                                              187           1,055
                                                                                -------------   -------------

   Total assets                                                                 $     115,982   $     108,265
                                                                                =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Dividend payable                                                                $         739   $         729
Subordinated debentures                                                                31,961          31,961
Other liabilities                                                                       1,811              84
Stockholders' equity                                                                   81,471          75,491
                                                                                -------------   -------------

   Total liabilities and stockholders' equity                                   $     115,982   $     108,265
                                                                                =============   =============

      CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
      YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
      --------------------------------------------------------------------------

                                                                     2007            2006            2005
                                                                -------------   -------------   -------------
INCOME:
   Dividends from subsidiaries                                  $       5,000   $      10,000   $       4,500
   Other income                                                                        10,737          10,413
                                                                -------------   -------------   -------------

     Total income                                                       5,000          20,737          14,913

EXPENSE:
   Interest on subordinated debentures                                  2,438           2,456           1,708
   Salaries and employee benefits                                                       9,258           8,517
   Legal and accounting                                                   906             988           1,259
   Other                                                                1,926           3,205           2,836
   Merger and acquisition expense                                         761               -               -
   Tax benefit                                                         (2,498)         (2,052)         (1,631)
                                                                -------------   -------------   -------------

     Total expense                                                      3,533          13,855          12,689

Income before equity in undistributed income of subsidiaries            1,467           6,882           2,224
Equity in undistributed (distributed) income of subsidiaries            5,067           3,514           6,925
                                                                -------------   -------------   -------------

Net income                                                              6,534          10,396           9,149

Other comprehensive income (loss), net of tax                             954             109          (1,574)
                                                                -------------   -------------   -------------

Total comprehensive income                                      $       7,488   $      10,505   $       7,575
                                                                =============   =============   =============

      CONDENSED STATEMENT OF CASH FLOWS
      YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
      --------------------------------------------------------------------------

                                                                        2007            2006            2005
                                                                   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $       6,534   $      10,396   $       9,149
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in (undistributed) distributed income of
         subsidiaries                                                     (5,067)         (3,514)         (6,925)
       Loss on sales of securities                                             -              24               -
       Stock-based compensation expense                                      368             293             182
       Effect of changes in:
          Other assets                                                       868             552           1,274
          Other liabilities                                                1,737            (834)             32
                                                                   -------------   -------------   -------------

             Net cash provided by operating activities                     4,440           6,917           3,712

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available for sale securities                                   -               -               -
   Proceeds from maturities of available for sale securities                   -               -             153
   Proceeds from sales of available for sale securities                        -              25               -
   Sale or repayment of investments in subsidiaries                           10             622               -
   Investment in and acquisition of subsidiaries                               -               -         (10,600)
   Investment in unconsolidated subsidiary grantor trusts                      -               -            (310)
                                                                   -------------   -------------   -------------

             Net cash provided by (used in) investing activities              10             647         (10,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                                    (2,948)         (2,933)         (2,232)
   Proceeds from issuance of subordinated debentures                           -               -          10,310
   Repurchase of common stock                                                  -          (5,270)           (189)
   Exercise of stock options, including tax benefit                        1,072             695           1,108
                                                                   -------------   -------------   -------------

      Net cash (used in) provided by financing activities                 (1,876)         (7,508)          8,997
                                                                   -------------   -------------   -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           2,574              56           1,952

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             2,170           2,114             162
                                                                   -------------   -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $       4,744   $       2,170   $       2,114
                                                                   =============   =============   =============

22.   SUBSEQUENT EVENT

      On February 27, 2008, the Company declared a cash dividend of $0.10 per share. The dividend is payable on April 1, 2008 to holders of record at the close of business on March 14, 2008.

INDEX OF EXHIBITS

                                                                                                   Sequential
Exhibit No. Exhibit Name                                                                           Page No
----------- ------------                                                                           -----------
2(a)        Agreement and Plan of Reorganization and Merger, dated as of October 3, 1999           *
            (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form
            8-K filed with the Commission on October 12, 1999).

2(b)        Addendum to Agreement and Plan of Reorganization and Merger dated as of September      *
            25, 2000 (incorporated by reference from Exhibit 2.7 to the Company's Current
            Report on Form 8-K filed with the Commission on September 29, 2000).

2(c)        Agreement and Plan of Merger dated April 23, 2004, by and between North Valley         *
            Bancorp and Yolo Community Bank (incorporated by reference from Exhibit 99.54 to the Company's Current Report on Form 8-K filed with the Commission on April 26,
            2004).

2(d)        Agreement and Plan of Reorganization dated April 10, 2007, between Sterling            *
            Financial Corporation and North Valley Bancorp (incorporated by reference from
            Exhibit 99.128 to the Company's Current Report on Form 8-K filed with the
            Commission on April 11, 2007). Terminated effective December 1, 2007.

3(a)        Amended and Restated Articles of Incorporation of North Valley Bancorp                 *
            (incorporated by reference from Exhibit 3(i) to the Company's Quarterly Report on
            Form 10-Q filed with the Commission for the period ended June 30, 1998).

3(b)        Certificate of Amendment of Amended and Restated Articles of Incorporation of North    *
            Valley Bancorp.

3(c)        By-laws of North Valley Bancorp, as amended and restated.                              *

4(a)        Amended and Restated Declaration of Trust (North Valley Capital Trust I) dated July    *
            16, 2001 (incorporated by reference from Exhibit 4(a) to the Company's Annual
            Report on Form 10-K filed with the Commission for the year ended December 31,
            2001).

4(b)        Indenture (North Valley Capital Trust I) dated July 16, 2001 (incorporated by          *
            reference from Exhibit 4(b) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).

4(c)        Junior Subordinated Debt security of North Valley Bancorp (incorporated by             *
            reference from Exhibit 4(c) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).

4(d)        Guarantee Agreement for North Valley Capital Trust I (North Valley Bancorp) dated      *
            July 16, 2001 (incorporated by reference from Exhibit 4(d) to the Company's Annual
            Report on Form 10-K filed with the Commission for the year ended December 31,
            2001).

4(e)        Amended and Restated Declaration of Trust (North Valley Capital Trust II) dated        *
            April 10, 2003 (incorporated by reference from Exhibit 4(e) to the Company's
            Quarterly Report on Form 10-Q filed with the Commission for the period ended March
            31, 2004).

4(g)        Guarantee Agreement for North Valley Capital Trust II (North Valley Bancorp) dated     *
            April 10, 2003 (incorporated by reference from Exhibit 4(g) to the Company's
            Quarterly Report on Form 10-Q filed with the Commission for the period ended March
            31, 2004).

4(h)        Amended and Restated Declaration of Trust (North Valley Capital Trust III) dated       *
            May 5, 2004 (incorporated by reference from Exhibit 4(h) to the Company's Quarterly
            Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).

4(i)        Indenture (North Valley Capital Trust III) dated May 5, 2004 (incorporated by          *
            reference from Exhibit 4(i) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).

4(j)        Guarantee Agreement for North Valley Capital Trust III (North Valley Bancorp) dated    *
            May 5, 2004 (incorporated by reference from Exhibit 4(j) to the Company's Quarterly
            Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).

4(k)        Amended and Restated Declaration of Trust (North Valley Capital Statutory Trust IV)    *
            dated December 29, 2005 (incorporated by reference from Exhibit 99.94 to the
            Company's Current Report on Form 8-K filed with the Commission on January 5, 2006)

4(l)        Indenture (North Valley Capital Statutory Trust IV) dated December 29, 2005            *
            (incorporated by reference from Exhibit 99.95 to the Company's Current Report on
            Form 8-K filed with the Commission on January 5, 2006).

4(m)        Guarantee Agreement for North Valley Capital Statutory Trust IV (North Valley          *
            Bancorp) dated December 29, 2005 (incorporated by reference from Exhibit 99.96 to the Company's Current Report on Form 8-K filed with the Commission on January 5,
            2006).

4(n)        Junior Subordinated Debt Security Due 2036 (North Valley Capital Statutory Trust       *
            IV) (incorporated by reference from Exhibit 99.96 to the Company's Current Report on Form 8-K filed with the Commission on January 5, 2006).

4(o)        Capital Security Certificate (North Valley Capital Statutory Trust IV)                 *
            (incorporated by reference from Exhibit 99.96 to the Company's Current Report on
            Form 8-K filed with the Commission on January 5, 2006).

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

10(f)       North Valley Bancorp Employee Stock Ownership Plan, amended and restated as of         **
            January 1, 1999 (incorporated by reference from Exhibit10 (f) to the Company's
            Quarterly Report on Form 10-Q filed with the Commission for the period ended March
            31, 2005).

10(g)       First Amendment to North Valley Bancorp Employee Stock Ownership Plan, dated           **
            October 24, 2002 (incorporated by reference from Exhibit10 (f) to the Company's
            Quarterly Report on Form 10-Q filed with the Commission for the period ended March
            31, 2005).

10(h)       Second Amendment to North Valley Bancorp Employee Stock Ownership Plan, dated          **
            November 17, 2003 (incorporated by reference from Exhibit10 (f) to the Company's
            Quarterly Report on Form 10-Q filed with the Commission for the period ended March
            31, 2005).

10(i)       Third Amendment to North Valley Bancorp Employee Stock Ownership Plan, effective       **
            September 1, 2004(incorporated by reference from Exhibit10 (f) to the Company's
            Quarterly Report on Form 10-Q filed with the Commission for the period ended March
            31, 2005).

10(j)       Supplemental Executive Retirement Plan (incorporated by reference from Exhibit         *
            10(i) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1988). **

10(k)       Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10(j)     *
            to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1988). **

10(l)       Supplemental Retirement Plan for Directors (incorporated by reference from Exhibit     *
            10(k) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1988). **

10(m)       Deleted.

10(n)       Executive Deferred Compensation Plan, effective January 1, 1989, restated April 1,     *
            1995 (incorporated by reference from Exhibit 10(dd) to the Company's Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997). **

10(o)       Directors' Deferred Compensation Plan, effective April 1, 1995 (incorporated by        *
            reference from Exhibit 10(ee) to the Company's Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997). **

10(p)       Umbrella TrustTM for Directors, effective April 1, 1995 (incorporated by reference     *
            from Exhibit 10(ff) to the Company's Annual Report on Form 10-KSB filed with the
            Commission for the year ended December 31 1997). **

10(q)       Umbrella TrustTM for Executives, effective April 1, 1995 (incorporated by reference    *
            from Exhibit 10(gg) to the Company's Annual Report on Form 10-KSB filed with the
            Commission for the year ended December 31, 1997). **

10(s)       North Valley Bancorp 1998 Employee Stock Incentive Plan, as amended through July       *
            26, 2001 (incorporated by reference from Exhibit 99.1 to the Company's Registration
            Statement on Form S-8 (No. 333-65950) filed with the Commission on July 26, 2001).
            **

10(t)       North Valley Bancorp 1999 Director Stock Option Plan (incorporated by reference        *
            from Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No.
            333-65948) filed with the Commission on July 26, 2001). **

10(u)       Amendment No. Two to the North Valley Bancorp 1989 Director Stock Option Plan          *
            (incorporated by reference from Exhibit 10(v) to the Company's Annual Report on
            Form 10-K filed with the Commission for the year ended December 31, 1998). **

10(v)       Branch Purchase and Assumption Agreement dated as of September 15, 2000, between       *
            North Valley Bancorp and Scott Valley Bank (incorporated by reference from Exhibit
            99.19 to the Company's Current Report on Form 8-K filed with the Commission on
            September 29, 2000).

10(w)       Form of Executive Deferred Compensation Agreement executed in December 2000 between    *
            North Valley Bank and each of Michael J. Cushman, Sharon L. Benson, Jack R. Richter
            and Eric J. Woodstrom (incorporated by reference from Exhibit 10(y) to the
            Company's Annual Report on Form 10-K filed with the Commission for the year ended
            December 31, 2001).**

10(x)       Form of Director Deferred Fee Agreement executed in December 2000 between North        *
            Valley Bank and each of Rudy V. Balma, William W. Cox, Royce L. Friesen, Dan W.
            Ghidinelli, Thomas J. Ludden, Douglas M. Treadway and J.M. Wells, Jr. (incorporated by reference from Exhibit 10(aa) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

10(y)       Form of Director Deferred Fee Agreement executed in December 2000 between Six          *
            Rivers National Bank and each of Kevin D. Hartwick, William T. Kay, Jr., J. Michael
            McGowan, Warren L. Murphy and Dolores M. Vellutini (incorporated by reference from
            Exhibit 10(bb) to the Company's Annual Report on Form 10-K filed with the
            Commission for the year ended December 31, 2001).**

10(z)       Form of Employment Agreement executed in January 2001 between North Valley Bancorp     *
            and each of Michael J. Cushman, Jack R. Richter, Eric J. Woodstrom, Edward J.
            Czajka and Sharon L. Benson (incorporated by reference from Exhibit 10(cc) to the
            Company's Annual Report on Form 10-K filed with the Commission for the year ended
            December 31, 2001).**

10(aa)      Deleted.

10(bb)      Form of Salary Continuation Agreement executed in October 2001 between North Valley    *
            Bancorp and each of Michael J. Cushman, Jack R. Richter, Eric J. Woodstrom, Edward
            J. Czajka and Sharon L. Benson (incorporated by reference from Exhibit 10(ee) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

10(cc)      Park Marina Lease dated July 23, 2001, between The McConnell Foundation and North      *
            Valley Bancorp for 300 Park Marina Circle, Redding, California 96001 (incorporated by reference from Exhibit 10(ff) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).

10(dd)      Form of Salary Continuation Agreement executed in October 2001 between Six Rivers      *
            National Bank and each of Russell Harris and Margie L. Plum (incorporated by reference from Exhibit 10(gg) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

10(ee)      Form of Executive Deferred Compensation Agreement executed in January 2001 between     *
            North Valley Bank and Edward J. Czajka (incorporated by reference from Exhibit
            10(hh) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001.)**

10(ff)      Form of Executive Deferred Compensation Agreement executed in December 2001 between    *
            North Valley Bank and each of Michael J. Cushman, Sharon L. Benson, Jack R.
            Richter, Edward J. Czajka and Eric J. Woodstrom (incorporated by reference from
            Exhibit 10(ii) to the Company's Annual Report on Form 10-K filed with the
            Commission for the year ended December 31, 2001).**

10(gg)      Form of Executive Deferred Compensation Agreement executed in January 2002 between     *
            Six Rivers National Bank and Russell Harris (incorporated by reference from Exhibit
            10(jj) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

10(hh)      Form of Director Deferred Fee Agreement executed in December 2001 between North        *
            Valley Bank and each of Rudy V. Balma, William W. Cox, Royce L. Friesen, Dan W.
            Ghidinelli, Thomas J. Ludden, Douglas W. Treadway and J.M. Wells, Jr. (incorporated by reference from Exhibit 10(kk) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

10(ii)      Director Deferred Fee Agreement executed in December 2001 between Six Rivers           *
            National Bank and each of Kevin D. Hartwick, William T. Kay, Jr., John J. Gierek,
            Jr., Warren L. Murphy and Dolores M. Vellutini (incorporated by reference from
            Exhibit 10(ll) to the Company's Annual Report on Form 10-K filed with the
            Commission for the year ended December 31, 2001).**

10(jj)      Information services contract with Information Technology, Inc. dated June 17, 2002    *
            (incorporated by reference from Exhibit 10(mm) to the Company's Annual Report on
            Form 10-K filed with the Commission for the year ended December 31, 2002).

10(kk)      Form of Employment Agreement executed in March 2004 between North Valley Bancorp       *
            and Russell Harris (incorporated by reference from Exhibit 10(jj) to the Company's
            Annual Report on Form 10-K filed with the Commission for the year ended December
            31, 2003).**

10(ll)      Form of Employment Agreement dated August 31, 2004 between North Valley Bancorp and    *
            Yolo Community Bank and John A. DiMichele (incorporated by reference from Exhibit
            99.71 to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2004).**

10(mm)      Executive Deferred Compensation Agreement dated December 31, 2004 between North        *
            Valley Bancorp and John A. DiMichele (incorporated by reference from Exhibit 10(nn)
            to the Company's Current Report on Form 8-K filed with the Commission on January 4,
            2005).**

10(nn)      Severance and Release Agreement (effective as of February 4, 2005) between John A.     *
            DiMichele and North Valley Bancorp and NVB Business Bank, formerly named Yolo
            Community Bank (incorporated by reference from Exhibit 99.78 to the Company's
            Current Report on Form 8-K filed with the Commission on March 9, 2005).**

10(oo)      Executive Deferred Compensation Agreement dated December 31, 2004 between North        *
            Valley Bancorp and Leo J. Graham (incorporated by reference from Exhibit 10(oo) to the Company's Current Report on Form 8-K filed with the Commission on January 4,
            2005).**

10(pp)      Director Deferred Fee Agreement dated December 31, 2004 between North Valley           *
            Bancorp and Martin Mariani (incorporated by reference from Exhibit 10(pp) to the
            Company's Current Report on Form 8-K filed with the Commission on January 4,
            2005).**

10(qq)      Amendment No. 1 to Park Marina Lease, dated July 24, 2003, between The McConnell       *
            Foundation and North Valley Bancorp (incorporated by reference from Exhibit 10(kk)
            to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003).

10(rr)      Cottonwood Branch sublease extension agreement dated August 7, 2003, between North     *
            Valley Bank and North State Grocery, Inc. (incorporated by reference from Exhibit
            10(ll) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003).

10(ss)      Westwood Branch lease agreement dated December 1, 2003, between North Valley Bank      *
            and Daha Investments (incorporated by reference from Exhibit 10(mm) to the
            Company's Annual Report on Form 10-K filed with the Commission for the year ended
            December 31, 2003).

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

10(ww)      Lease for 375 North Sunrise Blvd., Suite 100, Roseville, California, dated January     *
            7, 2005, between Yolo Community Bank and MW Investments (incorporated by reference from Exhibit 10(mm) to the Company's Annual Report on Form 10-K filed with the
            Commission for the year ended December 31, 2004).

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

10(zz)      North Valley Bancorp 401(k) Plan, amended and restated effective September 1, 2004     **
            (incorporated by reference from Exhibit 10(mm) to the Company's Annual Report on
            Form 10-K filed with the Commission for the year ended December 31, 2004).

10(aaa)     Fourth Amendment to North Valley Bancorp Employee Stock Ownership Plan, effective      **
            March 28, 2005 (incorporated by reference from Exhibit 10(aaa) to the Company's
            Quarterly Report on Form 10-Q filed with the Commission for the period ended March
            31, 2005).

10(bbb)     Lease for 100 B Street, Suite 360, Santa Rosa, California, dated April 15, 2005,       *
            between North Valley Bank and Sonja Valentina LLC (incorporated by reference from
            Exhibit 10(bbb) to the Company's Quarterly Report on Form 10-Q filed with the
            Commission for the period ended March 31, 2005).

10(ccc)     Lease for 2515 Park Marina Drive, Suite 102, Redding, California dated March 15,       *
            2005, between the McConnell Foundation and North Valley Bancorp (incorporated by reference from Exhibit 10(ccc) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).

10(eee)     Form of Executive Employment Agreement between North Valley Bancorp for Scott          *
            Louis, Roger Nash, and Gary Litzsinger (incorporated by reference from Exhibit
            99.91 to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2005).**

10(fff)     Amendment to information services contract with Information Technology, Inc. dated     *
            June 17, 2002 (incorporated by reference from Exhibit 99.92 to the Company's
            Quarterly Report on Form 10-Q filed with the Commission for the period ended
            September 30, 2005).

10(ggg)     North Valley Bancorp Salary Continuation Plan with Jack R. Richter, dated December     *
            31, 2005 (incorporated by reference from Exhibit 99.102 to the Company's Current
            Report on Form 8-K filed with the Commission on January 6, 2006).**

10(hhh)     First Amendment to North Valley Bancorp Employee (401K) Plan, effective April 28,      **
            2005.

10(iii)     Second Amendment to North Valley Bancorp Employee (401K) Plan, effective April 28,     **
            2005.

10(jjj)     Third Amendment to North Valley Bancorp Employee (401K) Plan, effective December       **
            30, 2005.

10(kkk)     Fifth Amendment to North Valley Bancorp Employee Stock Ownership Plan, effective       **
            June 4, 2005.

10(lll)     North Valley Bancorp Director Deferred Fee Plan, Amended and Restated effective        *
            January 1, 2007 (incorporated by reference from Exhibit 99.124 to the Company's
            Current Report on Form 8-K filed with the Commission on February 28, 2007).**

10(mmm)     North Valley Bancorp Executive Deferred Commission Plan, Amended and Restated          *
            effective January 1, 2007 (incorporated by reference from Exhibit 99.125 to the
            Company's Current Report on Form 8-K filed with the Commission on February 28,
            2007).**

10(nnn)     North Valley Bancorp Salary Continuation Plan, Amended and Restated effective          *
            January 1, 2007 (incorporated by reference from Exhibit 99.126 to the Company's
            Current Report on Form 8-K filed with the Commission on February 28, 2007).**

10(ooo)     Fifth Amendment to North Valley Bancorp Employee (401K) Plan, effective as of          **
            September 1, 2004 (incorporated by reference from Exhibit 99.127 to the Company's
            Current Report on Form 8-K filed with the Commission on February 28, 2007).

10(ppp)     First Amendment to the North Valley Bancorp Employee Stock Ownership Plan, as          **
            Amended and Restated effective January 1, 2006 (incorporated by reference from
            Exhibit 99.134 to the Company's Current Report on Form 8-K filed with the
            Commission on May 1, 2007).

10(qqq)     North Valley Bancorp Salary Continuation Plan, Amended and Restated effective          *
            January 1, 2007 (incorporated by reference from Exhibit 99.136 to the Company's
            Current Report on Form 8-K filed with the Commission on June 15, 2007).**

10(rrr)     Form of Amendment of the North Valley Bancorp Employee Stock Ownership Plan            **
            (incorporated by reference from Exhibit 99.137 to the Company's Current Report on
            Form 8-K filed with the Commission on July 3, 2007).

10(sss)     Lease for 1828-1844 Park Marina Drive, Redding, California, dated July 30, 2007        *
            (incorporated by reference from Exhibit 99.143 to the Company's Quarterly Report on
            Form 10-Q filed with the Commission for the period ended September 30, 2007).

10(ttt)     North Valley Bancorp Salary Continuation Plan, Amended and Restated effective          *
            January 1, 2007 (incorporated by reference from Exhibit 99.146 to the Company's
            Current Report on Form 8-K filed with the Commission on January 4, 2008).**

10(uuu)     North Valley Bancorp Executive Deferred Compensation Plan, Amended and Restated        *
            effective January 1, 2007 (incorporated by reference from Exhibit 99.147 to the
            Company's Current Report on Form 8-K filed with the Commission on January 4,
            2008).**

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

-----------
*Previously filed.

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

DATE: March 12, 2008

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE           TITLE                              DATE
------------------           -----                              ----

/s/ J. M. Wells, Jr.         Director                           March 12, 2008
------------------------
J. M. Wells, Jr.

/s/ Michael J. Cushman       Director, President and Chief      March 12, 2008
------------------------     Executive Officer (Principal
Michael J. Cushman           Executive Officer)

/s/ William W. Cox           Director                           March 12, 2008
------------------------
William W. Cox

/s/ Royce L. Friesen         Director                           March 12, 2008
------------------------
Royce L. Friesen

/s/ Dan W. Ghidinelli        Director                           March 12, 2008
------------------------
Dan W. Ghidinelli

/s/ Kevin D. Hartwick        Director                           March 12, 2008
------------------------
Kevin D. Hartwick

/s/ Roger B. Kohlmeier       Director                           March 12, 2008
------------------------
Roger B. Kohlmeier

/s/ Martin A. Mariani        Director                           March 12, 2008
------------------------
Martin A. Mariani

/s/ Dolores M. Vellutini     Director                           March 12, 2008
------------------------
Dolores M. Vellutini

/s/ Kevin R. Watson          Executive Vice President and       March 12, 2008
------------------------     Chief Financial Officer
Kevin R. Watson              (Principal Financial Officer &
                             Principal Accounting Officer)