Form 10-Q
period 2008-03-31
NORTH VALLEY BANCORP
filed 2008-05-09
CIK 353191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2008.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the
Quarterly Transition Period From ________________ to ___________________

Commission file number 0-10652

NORTH VALLEY BANCORP

(Exact name of registrant as specified in its charter)

California	94-2751350

(State or other jurisdiction	(IRS Employer ID Number)
of incorporation or organization)

300 Park Marina Circle, Redding, CA	96001

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (530) 226-2900

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock – 7,422,366 shares as of May 8, 2008.

INDEX

NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)

	March 31, 2008	December 31, 2007

ASSETS
Cash and cash equivalents:
Cash and due from banks	$28,793	$28,569

Total cash and cash equivalents	28,793	28,569

Investment securities available for sale, at fair value	98,586	104,341
Investment securities held to maturity, at amortized cost	31	31

Loans and leases	750,588	746,253
Less: Allowance for loan and lease losses	(13,022)	(10,755)

Net loans and leases	737,566	735,498

Premises and equipment, net	12,066	12,431
Accrued interest receivable	3,246	3,912
Other real estate owned	902	902
FHLB and FRB stock and other securities	6,843	6,238
Bank-owned life insurance policies	30,797	30,526
Core deposit intangibles, net	1,073	1,236
Goodwill	15,187	15,187
Other assets	10,391	10,148

TOTAL ASSETS	$945,481	$949,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$158,529	$167,615
Interest-bearing	604,220	569,124

Total deposits	762,749	736,739

Other borrowed funds	58,395	87,192
Accrued interest payable and other liabilities	10,857	11,656
Subordinated debentures	31,961	31,961

Total liabilities	863,962	867,548

Commitments and Contingencies (Note G)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none outstanding	—	—
Common stock, no par value: authorized 20,000,000 shares; outstanding 7,422,366 and 7,413,066 at March 31, 2008 and December 31, 2007	40,911	40,642
Retained earnings	41,751	42,212
Accumulated other comprehensive loss, net of tax	(1,143)	(1,383)

Total stockholders’ equity	81,519	81,471

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$945,481	$949,019

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands except per share data)

	For the three months ended March 31,
	2008	2007

INTEREST INCOME:
Interest and fees on loans and leases	$12,976	$12,824
Interest on investments:
Taxable interest income	934	1,286
Nontaxable interest income	235	249
Interest on Federal funds sold and repurchase agreements	5	137

Total interest income	14,150	14,496

INTEREST EXPENSE:
Deposits	3,828	3,256
Subordinated debentures	595	608
Other borrowings	599	295

Total interest expense	5,022	4,159

NET INTEREST INCOME	9,128	10,337

PROVISION FOR LOAN AND LEASE LOSSES	2,400	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	6,728	10,337

NONINTEREST INCOME:
Service charges on deposit accounts	1,716	1,644
Other fees and charges	965	892
Earnings on cash surrender value of life insurance policies	330	311
Gain on sale of loans	88	53
Gain on sales or calls of investment securities	1	—
Other	391	234

Total noninterest income	3,491	3,134

NONINTEREST EXPENSES:
Salaries and employee benefits	5,536	5,559
Occupancy expense	754	769
Furniture and equipment expense	465	535
Other	3,050	3,367

Total noninterest expenses	9,805	10,230

INCOME BEFORE PROVISION FOR INCOME TAXES	414	3,241

PROVISION FOR INCOME TAXES	134	1,037

NET INCOME	$280	$2,204

Per Share Amounts
Basic Earnings Per Share	$0.04	$0.30

Diluted Earnings Per Share	$0.04	$0.29

Cash Dividends Per Common Share	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands except per share data)

	For the three months ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$280	$2,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	513	559
Amortization of premium on securities	6	29
Amortization of core deposit intangible	163	162
Provision for loan and lease losses	2,400	—
Gain on sales or calls of investment securities	(1)	—
Gain on sale of loans	(88)	(53)
Gain on sale of premises and equipment	(1)	—
FHLB stock dividends	(50)	104
Stock-based compensation expense	178	157
Excess tax benefit from exercise of stock options	(18)	(42)
Effect of changes in:
Accrued interest receivable	666	345
Other assets	(682)	(467)
Accrued interest payable and other liabilities	(781)	582

Net cash provided by operating activities	2,585	3,580

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities/calls of available for sale securities	6,158	9,623
Purchases of FHLB and FRB stock and other securities	(555)	(158)
Net (decrease) increase in loans and leases	(4,380)	9,268
Purchases of premises and equipment	(147)	(600)

Net cash provided by investing activities	1,076	18,133

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	26,010	10,411
Net decrease in other borrowed funds	(28,797)	(12,500)
Cash dividends paid	(741)	(734)
Exercise of stock options, including tax benefit	91	502

Net cash used in financing activities	(3,437)	(2,321)

NET INCREASE IN CASH AND CASH EQUIVALENTS	224	19,392
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28,569	41,496

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,793	$60,888

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$5,414	$5,148

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2008.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries North Valley Bank (“NVB”) and North Valley Trading Company, which is inactive. Significant intercompany items and transactions have been eliminated in consolidation. North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III and North Valley Capital Statutory Trust IV are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities.

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

NOTE B – INVESTMENT SECURITIES

At March 31, 2008 and December 31, 2007, the amortized cost of securities and their approximate fair value were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale securities:

March 31, 2008
Obligations of U.S. government agencies	$2,500	$87	$—	$2,587
Obligations of state and political subdivisions	20,351	598	(25)	20,924
Mortgage-backed securities	64,483	105	(742)	63,846
Corporate debt securities	6,008	—	(1,368)	4,640
Equity securities	6,284	305	—	6,589

	$99,626	$1,095	$(2,135)	$98,586

December 31, 2007
Obligations of U.S. government agencies	$3,499	$46	$(11)	$3,534
Obligations of state and political subdivisions	20,563	526	(11)	21,078
Mortgage-backed securities	69,433	57	(1,350)	68,140
Corporate debt securities	6,009	—	(670)	5,339
Equity securities	6,284	—	(34)	6,250

	$105,788	$629	$(2,076)	$104,341

Held to maturity securities:

March 31, 2008
Mortgage-backed securities	$31	$—	$—	$31

December 31, 2007
Mortgage-backed securities	$31	$—	$—	$31

For the three months ended March 31, 2008 there was $1,000 in gross realized gains on sales or calls of available for sale securities. For the three months ended March 31, 2007 there were no gross realized gains on sales or calls of available for sale securities. For the three months ended March 31, 2008 and 2007 there were no gross realized losses on sales or calls of available for sale securities. There were no sales or transfers of held to maturity securities for the three months ended March 31, 2008 and 2007.

At March 31, 2008 and December 31, 2007, securities having fair value amounts of approximately $64,051,000 and $68,410,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

At March 31, 2008, the Company held $49,659,000 of available for sale investment securities in an unrealized loss position of which $26,203,000 were in an unrealized loss position for less than twelve months and $23,456,000 were in an unrealized loss position and had been in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be at maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily impaired.

NOTE C – STOCK-BASED COMPENSATION

Stock Option Plans

At March 31, 2008, the Company had three shareholder approved stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. Under the North Valley Bancorp 1989 Director Stock Option Plan each member of the Board of Directors, including employees who are Directors, automatically received every January a non-statutory stock option to purchase 1,000 shares of the Corporation’s Common Stock. Effective upon adoption of the North Valley Bancorp 1999 Director Stock Option Plan, no further grants of options have been made or will be made under the 1989 Director Plan. Pursuant to the 1989 Director Plan, there were outstanding options to purchase 1,200 shares of Common Stock at March 31, 2008. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options or non-statutory stock options to key employees) and also provides for the award of shares of Common Stock to outside directors. Pursuant to the Stock Incentive Plan there were outstanding options to purchase 538,540 shares of Corporation Common Stock at March 31, 2008. As provided in the Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. The 1999 Director Stock Option Plan replaced the existing North Valley Bancorp 1989 Director Stock Option Plan. As of March 31, 2008, there were options outstanding under the 1999 Director Stock Option Plan for the purchase of 307,251 shares of Common Stock. Thus, a total of 225,767 shares of Common Stock were available for the grant of additional options under the 1999 Director Stock Option Plan at March 31, 2008.

Stock Option Compensation

There were 135,899 and 63,613 options granted in the three month periods ended March 31, 2008 and 2007, respectively. The weighted average grant date fair value of options granted for the three month period ended March 31, 2008 and 2007 was $3.03 and $5.26, respectively. For the three month periods ended March 31, 2008 and 2007, the compensation cost recognized for stock option compensation was $139,000 and $112,000, respectively. Director stock grant expense for the three month periods ended March 31, 2008 and 2007 was $39,000 and $45,000, respectively. The recognized tax benefit for stock option compensation expense was $18,000 and $42,000, for the three month periods ended March 31, 2008 and 2007, respectively. At March 31, 2008, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $631,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.7 years and will be adjusted for subsequent changes in estimated forfeitures.

The fair value of each option is estimated on the date of grant with the following assumptions:

	Three months ended March 31,

	2008	2007

Average dividend yield	3.08%	2.25%
Expected volatility	27.08%	23.51%
Average risk-free interest rate	3.67%	4.85%
Expected option life	6.52 years	6.25 years
Weighted average grant date fair value	$3.03	$5.26

Stock-Based Compensation

Under the Company’s stock option plans as of March 31, 2008, 225,767 shares of the Company’s common stock are available for future grants to directors and employees of the Company. Under the Director Plan, options may not be granted at a price less than 85% of fair market value at the date of the grant. Under the Employee Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under both plans, options may be exercised over a ten year term and vest ratably over four years from the date of the grant. A summary of outstanding stock options follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Exercise Price Range	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2008	723,642	$10.75	4 years	$5.36-24.75

Granted	135,899	13.01		$13.01

Exercised	(9,300)	7.82		$6.87-8.27

Expired or Forfeited	(3,250)	17.31		$16.38-20.62

Outstanding at March 31, 2008	846,991	$11.12	4 years	$5.36-24.75	$1,998

Fully vested and exercisable at March 31, 2008	666,714	$9.97	3 years	$5.36-24.75	$1,998

Options expected to vest	180,277	$15.34	9 years	$13.01-24.75	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of March 31, 2008. The intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 totaled $44,000 and $864,000, respectively.

NOTE D – COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income or loss. The Company’s only sources of other comprehensive income (loss) are unrealized gains and losses on available for sale investment securities and adjustments to the minimum pension liability. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income (loss) as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company’s total comprehensive income was as follows (in thousands):

	Three months ended March 31,
	2008	2007

Net income	$280	$2,204
Other comprehensive income, net of tax:
Holding gain arising during period	240	490

Total comprehensive income	$520	$2,694

NOTE E – IMPAIRED AND NONPERFORMING LOANS AND LEASES

At March 31, 2008 and December 31, 2007, the recorded investment in impaired loans and leases was approximately $25,750,000 and $1,608,000, respectively. Of the March 31, 2008 balance, there was a related valuation allowance of $4,178,000 and of the December 31, 2007 balance, there was a related valuation allowance of $83,000. If interest had been accruing on the nonperforming loans, such income would have approximated $526,000 for the three months ended March 31, 2008. The increase in nonperforming loans is centered in four real estate projects with loans totaling $24,047,000 at March 31, 2008.

Nonperforming loans and leases include all such loans and leases that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans and leases at March 31, 2008 and December 31, 2007 are summarized as follows (in thousands):

	March 31, 2008	December 31, 2007

Nonaccrual loans and leases	$25,750	$1,608
Loans and leases past due 90 days and accruing interest	—	156
Other real estate owned	902	902

Total nonperforming assets	$26,652	$2,666

Nonaccrual loans and leases to total gross loans and leases	3.43%	0.22%
Nonperforming loans and leases to total gross loans and leases	3.43%	0.24%
Total nonperforming assets to total assets	2.82%	0.28%

NOTE F – EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three month periods ended March 31, 2008 and 2007 is reconciled as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2008	2007

Calculation of basic earnings per share:
Numerator – net income	$280	$2,204
Denominator – weighted average common shares outstanding	7,417	7,340

Basic earnings per share	$0.04	$0.30

Calculation of diluted earnings per share:
Numerator – net income	$280	$2,204
Denominator:
Weighted average common shares outstanding	7,417	7,340
Dilutive effect of outstanding options	128	295

Weighted average common shares outstanding and common stock equivalents	7,545	7,635

Diluted earnings per share	$0.04	$0.29

NOTE G – PENSION PLAN BENEFITS

The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Total contributions paid were $57,000 for each of the three months ended March 31, 2008 and 2007. Components of net periodic benefit cost for the Company’s supplemental nonqualified defined benefit plans for the three months ended March 31, 2008 and 2007 are presented in the following table (in thousands):

	Three months ended March 31,
	2008	2007

Components of net periodic benefits cost:
Service cost	$137	$117
Interest cost	75	63
Prior service amortization	8	8
Recognized net actuarial loss	12	8

Total components of net periodic cost	$232	$196

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position or results of its operations or its cash flows.

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $9,412,000 and $10,314,000 at March 31, 2008 and December 31, 2007. At March 31, 2008, commercial and consumer lines of credit and real estate loans of approximately $85,502,000 and $121,826,000 were undisbursed. At December 31, 2007, commercial and consumer lines of credit and real estate loans of approximately $79,024,000 and $134,570,000 were undisbursed.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to real estate projects and inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Most of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2008 and December 31, 2007. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at March 31, 2008, no losses are anticipated as a result of these commitments.

A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2007, and at March 31, 2008, real estate served as the principal source of collateral with respect to approximately 77% of the Company’s loan portfolio. At March 31, 2008, real estate construction loans totaled $216,543,000, or 29% of the total loan portfolio, and commercial loans secured by real estate totaled $313,823,000, or 42% of the total loan portfolio. See the discussion under “Loan and Lease Portfolio” starting on page 18. A substantial decline in the state and national economy, in general, combined with further deterioration in real estate values in the Company’s primary operating market areas, would have an adverse effect on the value of real estate as well as other collateral securing loans, plus the ability of certain borrowers to repay their outstanding loans and the overall demand for new loans, and this could have a material impact on the Company’s financial position or results of operations or its cash flows.

NOTE I – INCOME TAXES

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

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2008.

NOTE J – FAIR VALUE MEASUREMENT

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the first quarter of 2008.

The following tables present information about the Company’s assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets measured at fair value on a recurring basis are summarized below:

(in thousands)

		Fair Value Measurements at March 31, 2008, Using

Description	Fair Value March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	98,586	98,586
Mortgage Servicing Rights	681		681

Total assets measured at fair value on a recurring basis	$99,267	$98,586	$681	$—

Available-for-Sale Securities - Fair values for investment securities are based on quoted market prices.
Mortgage Servicing Rights — The fair value of mortgage servicing rights is estimated using a discounted cash flow model.

Assets measured at fair value on a nonrecurring basis are summarized below:

(in thousands)

		Fair Value Measurements at March 31, 2008, Using

Description	Fair Value March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	21,572		21,572

Total assets measured at fair value on a nonrecurring basis	$21,572	$—	$21,572	$—

Impaired loans – impaired loans, which are measured for impairment using the fair value of the collateral for the collateral dependent loans, had a carrying amount of $25,750,000, with a specific reserve of $4,178,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this Form 10-Q (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in the Northern California region; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; the California power crises; the U.S. “war on terrorism” and military action by the U.S. in the Middle East, and changes in the securities markets.

Critical Accounting Policies

General

North Valley Bancorp’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our financial statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the historical factors that we use. Another estimate that we use is related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained to provide for losses related to impaired loans and leases and other losses that can be reasonably expected to occur in the normal course of business. The allowance for loan and lease losses is established through a provision for loan and lease losses charged to operations. Loans and leases are charged against the allowance for loan and lease losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. Management attributes formula reserves to different types of loans using percentages which are based upon perceived risk associated with the portfolio and underlying collateral, historical loss experience, and vulnerability to existing economic conditions, which may affect the collectibility of the loans. Specific reserves are allocated for impaired loans and leases which have experienced a decline in internal grading and when management believes additional loss exposure exists. The unallocated allowance is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent losses with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. Although the allowance for loan and lease losses is allocated to various portfolio segments, it is general in nature and is available for the loan and lease portfolio in its entirety. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and leases. Actual amounts could differ from those estimates.

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

Share Based Compensation

At March 31, 2008, the Company had three shareholder approved stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan and the 1999 Director Stock Option Plan. Under the North Valley Bancorp 1989 Director Stock Option Plan each member of the Board of Directors, including employees who are Directors, automatically received every January a non statutory stock option to purchase 1,000 shares of the Corporation’s Common Stock. Effective upon adoption of the North Valley Bancorp 1999 Director Stock Option Plan, no further grants of options have been made or will be made under the 1989 Director Plan. Pursuant to the 1989 Director Plan, there were outstanding options to purchase 1,200 shares of Common Stock at March 31, 2008. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options or non-statutory stock options to key employees) and also provides for the award of shares of Common Stock to outside directors. Pursuant to the Stock Incentive Plan there were outstanding options to purchase 538,540 shares of Corporation Common Stock at March 31, 2008. As provided in the Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. The 1999 Director Stock Option Plan replaced the existing North Valley Bancorp 1989 Director Stock Option Plan. As of March 31, 2008, there were options outstanding under the 1999 Director Stock Option Plan for the purchase of 307,251 shares of Common Stock. On the same date, there were 7,422,366 shares of Common Stock issued and outstanding. Thus, a total of 225,767 shares of Common Stock were available for the grant of additional options under the 1999 Director Stock Option Plan at March 31, 2008.

Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”) and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“Statement 123 (R)”), using the modified prospective transition method. Under this transition method, compensation cost recognized in fiscal year 2007 and 2008 includes: (a) compensation cost for all share-based payments vesting during 2007 and 2008 that were granted prior to, but not yet vested as of, January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of Statement 123; and, (b) compensation cost for all share-based payments vesting during 2007 and 2008 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The Company has elected the alternative method prescribed by FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, commonly referred to as the “short-cut” method, for accounting for the tax consequences of share-based awards.

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. Goodwill of $15,187,000 was recorded in the Company’s acquisition of Yolo Community Bank. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill will be assessed for impairment at a reporting unit level at least annually. Management will conduct its annual assessment of impairment during the fourth quarter of 2008.

Impairment of Investment Securities

Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, the financial condition of the issuer, rating agency changes related to the issuer’s securities and the intent and ability of the Bank to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. See Note B to Unaudited Condensed Consolidated Financial Statements in Item 1 – Financial Statements.

Fair Value

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

See Note I of the Notes to Condensed Consolidated Financial Statements for additional information about the financial instruments carried at fair value.

Overview

North Valley Bancorp (the “Company”) is a bank holding company headquartered in Redding, California. The Company’s wholly owned subsidiary, North Valley Bank (“NVB”), a state-chartered bank, operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with twenty-six commercial banking offices, including two supermarket branches, in Northern California. The Company’s principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company’s primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues.

Earnings Summary

	Three months ended March 31,
(in thousands except per share amounts)	2008	2007

Net interest income	$9,128	$10,337
Provision for loan and lease losses	2,400	—
Noninterest income	3,491	3,134
Noninterest expense	9,805	10,230
Provision for income taxes	134	1,037

Net income	$280	$2,204

Earnings Per Share
Basic	$0.04	$0.30
Diluted	$0.04	$0.29

Annualized Return on Average Assets	0.12%	1.00%
Annualized Return on Average Equity	1.35%	11.69%

Net income for the three months ended March 31, 2008 decreased by $1,924,000, or 87.3%, compared to the same period in 2007. Diluted earnings per share decreased $0.25, or 86.2%, for the three months ended March 31, 2008 compared to the same period in 2007. The decrease in net income for the first quarter of 2008, compared to the same period in 2007, was principally driven by a $2,400,000 provision for loan and lease losses for the three months ended March 31, 2008 compared to no provision for the same period in 2007, and secondarily due to a decrease in net interest income of $1,209,000 for the three months ended March 31, 2008 compared to the same period in 2007. These changes were partially offset by an increase in noninterest income of $357,000 and a decrease in noninterest expense of $425,000 for the three months ended March 31, 2008 compared to the same period in 2007.

Net Interest Income

Net interest income is the principal source of the Company’s operating earnings and represents the difference between interest earned on loans and leases and other investments and interest paid on deposits and other borrowings. The amount of interest income and expense is affected by changes in the volume and mix of earning assets and interest-bearing deposits and borrowings, along with changes in interest rates.

The following table is a summary of the Company’s net interest income, presented on a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning assets, for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)

	Three months ended March 31, 2008			Three months ended March 31, 2007

	Average Balance	Yield/ Rate	Interest Amount	Average Balance	Yield/ Rate	Interest Amount

Assets
Earning assets:
Federal funds sold	$591	3.39%	$5	$10,294	5.40%	$137
Investment securities:
Taxable	85,324	4.11%	875	102,689	4.52%	1,144
Non-taxable (1)	20,539	6.76%	346	21,789	6.81%	366
FNMA preferred stock (1)	3,284	9.53%	78	10,617	7.22%	189

Total investments	109,147	4.77%	1,299	135,095	5.10%	1,699
Loans and leases (2)(3)	743,004	7.00%	12,976	653,710	7.96%	12,824

Total earning assets	852,742	6.72%	14,280	799,099	7.44%	14,660

Non earning assets	99,331			100,808
Allowance for loan and lease losses	(10,755)			(8,837)

Total non-earning assets	88,576			91,971

Total assets	$941,318			$891,070

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction accounts	$154,950	0.64%	$249	$160,598	0.44%	$173
Savings and money market	181,670	1.79%	810	199,529	1.79%	880
Time certificates	248,202	4.47%	2,769	202,795	4.41%	2,203
Other borrowed funds	104,924	4.56%	1,194	60,757	6.03%	903

Total interest bearing liabilities	689,746	2.92%	5,022	623,679	2.70%	4,159

Demand deposits	155,541			178,232
Other liabilities	12,895			12,702

Total liabilities	858,182			814,613

Shareholders’ equity	83,136			76,457

Total liabilities and shareholders’ equity	$941,318			$891,070

Net interest income			$9,258			$10,501

Net interest spread		3.80%			4.74%

Net interest margin		4.35%			5.33%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.

(2)	Loans on nonaccrual status have been included in the computations of averages balances.

(3)	Includes loan fees of $207 and $398 for the three months ended March 31, 2008 and 2007, respectively.

Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The decrease in net interest income (FTE) for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 was driven by a decrease in interest income of $380,000 and an increase in interest expense of $863,000. During the three month period ended March 31, 2008, the Company reversed interest income of $526,000 that was previously recorded as a result of loans being placed on nonaccrual status. Average earning assets increased $53,643,000 for the three months ended March 31, 2008 compared to the same period in 2007, and average interest bearing liabilities increased $66,067,000 for the three months ended March 31, 2008 compared to the same period in 2007. The yield on average earning assets, for the three months ended March 31, 2008, decreased by 72 basis points from the same period last year and yields on average interest bearing liabilities increased by 22 basis points. The Company’s net interest margin (FTE) decreased significantly by 98 basis points for the three months ended March 31, 2008 to 4.35% compared to the net interest margin of 5.33% for the same period in 2007, and it decreased 54 basis points from the net interest margin of 4.89% for the linked quarter. The contraction occurred due to the Company’s variable-rate loans repricing with prime, which declined in response to the 300 basis point reduction by the Federal Reserve Bank since September 2007, and the reversal of interest income due to the placing of additional loans on nonaccrual status. Additionally, there was a change in mix of interest-bearing liabilities with an increase in the average balances of time deposits and borrowed funds for the three months ended March 31, 2008 compared to the same period in 2007 which resulted in higher interest expense.

Currently the Company is retaining fixed-rate 15-and 30-year conforming residential mortgages to better diversify the portfolio and also adding fixed rate mortgages with the steepening of the yield curve in this declining rate environment. The Company will continue to sell the fixed rate jumbo mortgage loans it originates.

Provision for Loan and Lease Losses

The Company recorded a provision for loan and lease losses of $2,400,000 for the three months ended March 31, 2008 compared to none for the three months ended March 31, 2007. The process for determining allowance adequacy and the resultant provision for loan losses includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic environment and activity. The decision to record the $2,400,000 provision reflects management’s assessment of the overall adequacy of the allowance for loan and lease losses including the consideration of the increase in nonperforming loans and the overall effect of the slowing economy, particularly in real estate. Management believes that the current level of allowance for loan and lease losses as of March 31, 2008 of $13,022,000, or 1.73% of total loans and leases, is adequate at this time. The allowance for loan and lease losses was $10,755,000, or 1.44% of total loans and leases, at December 31, 2007. For further information regarding our allowance for loan and lease losses, see “Allowance for Loan and Lease Losses” on page 20.

Noninterest Income

The following table is a summary of the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended March 31,
	2008	2007

Service charges on deposit accounts	1,716	$1,644
Other fees and charges	965	892
Earnings on cash surrender value of life insurance policies	330	311
Gain on sale of loans	88	53
Gain on sales or calls of investment securities	1	—
Other	391	234

Total noninterest income	$3,491	$3,134

Noninterest income increased from $3,134,000 for the three months ended March 31, 2007 to $3,491,000 for the three months ended March 31, 2008. Service charges on deposits increased $72,000 from the three months ended March 31, 2007 compared to the same period in 2008, driven by growth in the number of demand accounts. Other fees and charges increased $73,000 from $892,000 for the three months ended March 31, 2007 to $965,000 for the same period in 2008. The increase in fees is attributable to the increase in debit card activity, specifically, point-of-sale and foreign ATM use. The Company recorded $88,000 in gains on sales of mortgages for the three months ended March 31, 2008 compared to $53,000 in gains on sales of mortgages for the same period in 2007. Other income increased $158,000 to $392,000 for the three months ended March 31, 2008 from $234,000 for the same period in 2007. The increase in other noninterest income was due to the mandatory redemption of shares from the VISA initial public offering and an increase in sales of annuity and other nondeposit investment products to customers.

Noninterest Expense

The following table is a summary of the Company’s noninterest expense for the periods indicated (in thousands):

	Three months ended March 31,
	2008	2007

Salaries & employee benefits	$5,536	$5,559
Occupancy expense	754	769
Data processing expenses	532	594
Equipment expense	465	535
Professional services	287	435
ATM expense	227	259
Director	223	168
Marketing	200	221
Printing & supplies	198	239
Operations expense	189	214
Amortization of intangibles	163	163
Postage	149	126
Other	882	948

Total noninterest expense	$9,805	$10,230

Noninterest expense totaled $9,805,000 for the three months ended March 31, 2008, compared to $10,230,000 for the same period in 2007. This represents a decrease of $425,000, or 4.2%, for the three months ended March 31, 2008 from the comparable period in 2007 due primarily to a decrease in professional services expenses of $148,000. Professional services expenses were higher in the first quarter of 2007 due to the Company’s announced planned merger with Sterling Financial Corporation on April 10, 2007 that was ultimately terminated on December 1, 2007. Salaries and benefits decreased by $23,000 to $5,536,000 for the three months ended March 31, 2008 compared to $5,559,000 for the same period in 2007. Data processing expense decreased $62,000 for the three months ended March 31, 2008 compared to the same period in 2007. Most other expense categories for the three months ended March 31, 2008 experienced relatively small changes from the same respective period in 2007. The Company’s ratio of noninterest expense to average assets was 4.17% for the three months ended March 31, 2008 compared to 4.66% for the same period in 2007. The Company’s efficiency ratio was 77.7% and 75.9% for the three months ended March 31, 2008 and 2007, respectively.

Income Taxes

The provision for income taxes for the three months ended March 31, 2008 was $134,000 as compared to $1,037,000 for the same period in 2007. The effective income tax rate for state and federal income taxes was 32.4% for the three months ended March 31, 2008 compared to 32.0% for the same period in 2007. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company’s investment in municipal securities, FNMA Preferred Stock, and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives special tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated ‘Enterprise Zones’.

Financial Condition as of March 31, 2008 As Compared to December 31, 2007

Total assets at March 31, 2008 decreased slightly to $945,481,000, compared to $949,019,000 at December 31, 2007. Loans and leases increased $4,335,000, or 0.6%, to $750,588,000 at March 31, 2008 from $746,253,000 at December 31, 2007. Deposits increased $26,010,000, or 3.5%, from December 31, 2007 to $762,749,000 at March 31, 2008. Investment securities and federal funds sold decreased to $98,617,000 at March 31, 2008, compared to $104,372,000 at December 31, 2007. Other borrowed funds decreased to $58,395,000 at March 31, 2008 compared to $87,192,000 at December 31, 2007.

Loan and Lease Portfolio

Loans and leases, the Company’s major component of earning assets, increased during the first three months of 2008 to $750,588,000 at March 31, 2008 from $746,253,000 at December 31, 2007. Commercial real estate loans increased by $16,551,000, which was partially offset due to real estate construction loans decreasing by $9,215,000, commercial loans decreasing by $1,386,000, and installment loans decreasing by $2,274,000. Real estate – mortgage loans, direct financing leases, and other loans increased from December 31, 2007 by $620,000.

The Company’s average loan to deposit ratio was 100.4% for the quarter ended March 31, 2008 compared to 88.2% for the same period in 2007. The increase in the Company’s average loan to deposit ratio is driven by an increase in total average loans of $89,294,000 while total average deposits decreased by $791,000.

(in thousands)	March 31, 2008	December 31, 2007

Commercial	$91,033	$92,419
Real estate - commercial	313,823	297,272
Real estate - construction	216,543	225,758
Real estate - mortgage	50,024	50,131
Installment	38,887	41,161
Direct financing leases	1,309	1,307
Other	40,022	39,297

	751,641	747,345

Deferred loan fees, net	(1,053)	(1,092)
Allowance for loan and lease losses	(13,022)	(10,755)

	$737,566	$735,498

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

At March 31, 2008, the recorded investment in loans and leases for which impairment had been recognized was approximately $25,750,000 compared to $459,000 at March 31, 2007. Of the 2008 balance, there was a related valuation allowance of $4,178,000. If interest had been accrued on the nonperforming loans, such income would have approximated $526,000 and $5,000 for the three months ended March 31, 2008 and 2007, respectively. The Company did not recognize any interest income for cash payments received in the first quarter 2008.

The increase in nonperforming loans is centered in four real estate projects with loans totaling $24,047,000 at March 31, 2008: two loans are for residential development projects and the other two are residential acquisition and development loans. The two largest loans are residential development projects for $9,509,000 and $6,750,000 located in Placer County and Shasta County, respectively. The other two loans are residential acquisition and development loans totaling $4,876,000 and $2,911,000, respectively, and both are located in Shasta County. The Company has established a specific reserve in the amount of $4,100,000 for these four loans.

The Company continues to evaluate the loan and lease portfolio as part of a focused internal credit review process. As part of the ongoing evaluation, the Company has identified additional downgrades to credits subsequent to the quarter end. If these credits further deteriorate, the Company may have additional increases in nonperforming loans and it may require additional provisions for loan and lease losses in the quarter ending June 30, 2008.

At December 31, 2007, the recorded investment in loans and leases for which impairment had been recognized was approximately $1,608,000. Of the 2007 balance, there was a related valuation allowance of $83,000. For the year ended December 31, 2007, the average recorded investment in loans and leases for which impairment had been recognized was approximately $1,572,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $38,000 for cash payments received in 2007.

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

Nonperforming assets at March 31, 2008, and December 31, 2007, are summarized as follows (in thousands):

	March 31, 2008	December 31, 2007

Nonaccrual loans and leases	$25,750	$1,608
Loans and leases past due 90 days and accruing interest	—	156
Other real estate owned	902	902

Total nonperforming assets	$26,652	$2,666

Nonaccrual loans and leases to total gross loans and leases	3.43%	0.22%
Nonperforming loans and leases to total gross loans and leases	3.43%	0.24%
Total nonperforming assets to total assets	2.82%	0.28%

Allowance for Loan and Lease Losses

A summary of the allowance for loan and lease losses at March 31, 2008 and March 31, 2007 is as follows (in thousands):

	Three months ended March 31,
	2008	2007

Balance beginning of period	$10,755	$8,831
Provision for loan and lease losses	2,400	—
Net (charge-offs) recoveries	(133)	(16)

Balance end of period	$13,022	$8,815

Allowance for loan and lease losses to total loans and leases	1.73%	1.35%

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of the risks inherent in the loan and lease portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan and lease loss experience, and the Company’s underwriting policies. The allowance for loan and lease losses is maintained at an amount management considers adequate to cover the probable losses in loans and leases receivable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. The Company also engages a third party credit review consultant to analyze the Company’s loan and lease loss adequacy. In addition, various regulatory agencies, as an integral part of their examination process, periodically reviews the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

          The allowance for loan and lease losses is comprised of two primary types of allowances:

1.	Formula Allowance

Formula allowances are based upon loan and lease loss factors that reflect management’s estimate of probable losses in various segments or pools within the loan and lease portfolio. The loss factor for each segment or pool is multiplied by the portfolio segment (e.g. multifamily permanent mortgages) balance to derive the formula allowance amount. The loss factors are updated periodically by the Company to reflect current information that has an effect on the amount of loss inherent in each segment.

The formula allowance is adjusted for qualitative factors that are based upon management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated to determine the adjustment to the formula allowance at March 31, 2008 included the following, which existed at the balance sheet date:

	•	General business and economic conditions effecting the Company’s key lending areas

	•	Real estate values and market trends in Northern California

	•	Loan volumes and concentrations, including trends in past due and nonperforming loans

	•	Seasoning of the loan portfolio

	•	Status of the current business cycle

	•	Specific industry or market conditions within portfolio segments

	•	Model imprecision

2.	Specific Allowance

Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individually impaired credit. In other words, these allowances are specific to the loss inherent in a particular loan. The amount for a specific allowance is calculated in accordance with SFAS No. 114, “Accounting By Creditors For Impairment Of A Loan.”

The $13,022,000 in formula and specific allowances reflects management’s estimate of the inherent loss in various pools or segments in the portfolio and individual loans and leases, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio.

Management anticipates continued growth in commercial lending and commercial real estate and to a lesser extent consumer and real estate mortgage lending. As a result, future provisions will be required and the ratio of the allowance for loan and lease losses to loans and leases outstanding may increase to reflect portfolio risk, increasing concentrations, loan type and changes in economic conditions.

Deposits

Total deposits increased $26,010,000, or 3.5%, to $762,749,000 at March 31, 2008 compared to $736,739,000 at December 31, 2007. Interest-bearing demand deposits increased $27,270,000, or 18.5%, from December 31, 2007, certificates of deposits increased $7,220,000, or 3.0%, and savings increased $606,000, or 0.3%, while noninterest-bearing demand deposits decreased $9,086,000, or 5.4%. During the first quarter of 2008, the Company continued to experience a shift in deposits from noninterest-bearing demand to interest-bearing demand and time certificates.

(in thousands)	March 31, 2008	December 31, 2007

Noninterest-bearing demand	$158,529	$167,615
Interest-bearing demand	174,326	147,056
Savings	181,799	181,192
Time certificates	248,095	240,876

Total deposits	$762,749	$736,739

As a result of the deposit increase, the Company relied less on other borrowed funds which decreased $28,797,000, or 33.0%, to $58,395,000 at March 31, 2008 compared to $87,192,000 at December 31, 2007.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds of $25,000,000 as of March 31, 2008 were also available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank (“FHLB”) providing additional unused borrowing capacity of $81,925,000 secured by certain loans and investment securities as of March 31, 2008. The Company also has a line of credit with Federal Reserve Bank of San Francisco (“FRB”) of $1,807,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of March 31, 2008, borrowings consisted of long-term borrowings of $25,000,000 outstanding, overnight advances of $33,395,000 with the FHLB and correspondent bank lines of credit, and $31,961,000 was outstanding in the form of subordinated debt issued by the Company.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and available for sale investment securities) totaled $127,379,000 and $132,910,000 (or 13.5% and 14.0% of total assets) at March 31, 2008 and December 31, 2007, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $651,686,000 and $632,236,000 at March 31, 2008 and December 31, 2007, respectively.

In assessing liquidity, historical information such as seasonal loan demand, local economic cycles and the economy in general are considered along with current ratios, management goals and unique characteristics of the Company. Management believes the Company is in compliance with its policies relating to liquidity.

Interest Rate Sensitivity

The Company constantly monitors earning asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities. Management responds to all of these to protect and possibly enhance net interest income while managing risks within acceptable levels as set forth in the Company’s policies. In addition, alternative business plans and contemplated transactions are also analyzed for their impact. This process, known as asset/liability management, is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and other borrowings in the ways prescribed above.

The tool used to manage and analyze the interest rate sensitivity of a financial institution is known as a simulation model and is performed with specialized software built for this specific purpose for financial institutions. This model allows management to analyze three specific types of risks: market risk, mismatch risk, and basis risk.

Market Risk

Market risk results from the fact that the market values of assets or liabilities on which the interest rate is fixed will increase or decrease with changes in market interest rates. If the Company invests in a fixed-rate, long term security and then interest rates rise, the security is worth less than a comparable security just issued because the older security pays less interest than the newly issued security. If the security had to be sold before maturity, then the Company would incur a loss on the sale. Conversely, if interest rates fall after a fixed-rate security is purchased, its value increases, because it is paying at a higher rate than newly issued securities. The fixed rate liabilities of the Company, like certificates of deposit and fixed-rate borrowings, also change in value with changes in interest rates. As rates drop, they become more valuable to the depositor and hence more costly to the Company. As rates rise, they become more valuable to the Company. Therefore, while the value changes when rates move in either direction, the adverse impacts of market risk to the Company’s fixed-rate assets are due to rising rates and for the Company’s fixed-rate liabilities, they are due to falling rates. In general, the change in market value due to changes in interest rates is greater in financial instruments that have longer remaining maturities. Therefore, the exposure to market risk of assets is lessened by managing the amount of fixed-rate assets and by keeping maturities relatively short. These steps, however, must be balanced against the need for adequate interest income because variable-rate and shorter-term assets generally yield less interest than longer-term or fixed-rate assets.

Mismatch Risk

The second interest-related risk, mismatch risk, arises from the fact that when interest rates change, the changes do not occur equally in the rates of interest earned and paid because of differences in the contractual terms of the assets and liabilities held. A difference in the contractual terms, a mismatch, can cause adverse impacts on net interest income.

The Company has a certain portion of its loan portfolio tied to the national prime rate. If these rates are lowered because of general market conditions, e.g., the prime rate decreases in response to a rate decrease by the Federal Reserve Open Market Committee (“FOMC”), these loans will be repriced. If the Company were at the same time to have a large proportion of its deposits in long-term fixed-rate certificates, interest earned on loans would decline while interest paid on the certificates would remain at higher levels for a period of time until they mature. Therefore net interest income would decrease immediately. A decrease in net interest income could also occur with rising interest rates if the Company had a large portfolio of fixed-rate loans and securities that was funded by deposit accounts on which the rate is steadily rising.

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

The hypothetical impact of sudden interest rate shocks applied to the Company’s asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base level) from various sudden rate changes. This exercise is valuable in identifying risk exposures. The results for the Company’s most recent simulation analysis indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of December 31, 2007.

For this simulation analysis, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk.

Capital Resources

The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity increased slightly to $81,519,000 as of March 31, 2008, as compared to $81,471,000 at December 31, 2007. The increase was due to net income of $280,000, stock option exercises of $269,000 and a decrease in unrealized loss on available for sale securities of $241,000, partially offset by the cash dividends paid out in the amount of $742,000. Under current regulations, management believes that the Company meets all capital adequacy requirements and North Valley Bank was considered well capitalized at March 31, 2008 and December 31, 2007.

The Company’s and North Valley Bank’s capital amounts and risk-based capital ratios are presented below (in thousands).

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Minimum Amount	Minimum Ratio	Minimum Amount	Minimum Ratio

Company
As of March 31, 2008
Total capital (to risk weighted assets)	$108,726	12.10%	$71,885	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$93,888	10.45%	$35,938	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$93,888	10.15%	$37,000	4.00%	N/A	N/A

As of December 31, 2007
Total capital (to risk weighted assets)	$108,098	12.00%	$72,065	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$93,954	10.43%	$36,032	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$93,954	10.29%	$36,522	4.00%	N/A	N/A

North Valley Bank
As of March 31, 2008
Total capital (to risk weighted assets)	$107,826	12.01%	$71,824	8.00%	$89,780	10.00%
Tier 1 capital (to risk weighted assets)	$96,445	10.74%	$35,920	4.00%	$53,880	6.00%
Tier 1 capital (to average assets)	$96,445	10.44%	$36,952	4.00%	$46,190	5.00%

As of December 31, 2007
Total capital (to risk weighted assets)	$105,715	11.73%	$72,099	8.00%	$90,124	10.00%
Tier 1 capital (to risk weighted assets)	$94,960	10.54%	$36,038	4.00%	$54,057	6.00%
Tier 1 capital (to average assets)	$94,960	10.43%	$36,418	4.00%	$45,523	5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion there has not been a material change in the Company’s market risk profile for the three months ended March 31, 2008 compared to December 31, 2007. Please see discussion under the caption “Interest Rate Sensitivity” on page 22.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2008. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1a. RISK FACTORS

There have been no material changes from risk factors as previously disclosed by the Company in its response to Item 1A of Part 1 of Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31	Rule 13a-14(a) / 15d-14(a) Certifications
32	Section 1350 Certifications
99.156	Eureka Mall Branch Lease

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP

(Registrant)

Date:	May 9, 2008

By:

/s/ MICHAEL J. CUSHMAN

Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)

/s/ KEVIN R. WATSON

Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)