Form 10-Q
period 2008-06-30
NORTH VALLEY BANCORP
filed 2008-08-11
CIK 353191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2008.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Transition Period From ______________ to ___________

Commission file number 0-10652

NORTH VALLEY BANCORP

(Exact name of registrant as specified in its charter)

California	94-2751350

(State or other jurisdiction	(IRS Employer ID Number)
of incorporation or organization)

300 Park Marina Circle, Redding, CA	96001

(Address of principal executive offices)	(Zip code)

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

Common Stock – 7,491,266 shares as of August 8, 2008.

INDEX

NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)

	June 30, 2008	December 31, 2007

ASSETS
Cash and cash equivalents:
Cash and due from banks	$34,545	$28,569

Total cash and cash equivalents	34,545	28,569

Investment securities available for sale, at fair value	90,678	104,341
Investment securities held to maturity, at amortized cost	31	31

Loans and leases	730,283	746,253
Less: Allowance for loan and lease losses	(13,677)	(10,755)

Net loans and leases	716,606	735,498

Premises and equipment, net	11,764	12,431
Accrued interest receivable	3,140	3,912
Other real estate owned	8,208	902
FHLB and FRB stock and other securities	5,966	6,238
Bank-owned life insurance policies	31,048	30,526
Core deposit intangibles, net	911	1,236
Goodwill	15,187	15,187
Other assets	16,277	10,148

TOTAL ASSETS	$934,361	$949,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$164,030	$167,615
Interest-bearing	580,201	569,124

Total deposits	744,231	736,739

Other borrowed funds	68,115	87,192
Accrued interest payable and other liabilities	11,252	11,656
Subordinated debentures	31,961	31,961

Total liabilities	855,559	867,548

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none outstanding	—	—
Common stock, no par value: authorized 20,000,000 shares; outstanding 7,484,066 and 7,413,066 at June 30, 2008 and December 31, 2007	41,403	40,642
Retained earnings	39,493	42,212
Accumulated other comprehensive loss, net of tax	(2,094)	(1,383)

Total stockholders’ equity	78,802	81,471

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$934,361	$949,019

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands except per share data)

	For the three months ended June 30,
	2008	2007

INTEREST INCOME:
Interest and fees on loans and leases	$12,246	$13,008
Interest on investments:
Taxable interest income	885	1,106
Nontaxable interest income	231	244
Interest on Federal funds sold and repurchase agreements	1	242

Total interest income	13,363	14,600

INTEREST EXPENSE:
Deposits	3,391	3,608
Subordinated debentures	578	610
Other borrowings	325	290

Total interest expense	4,294	4,508

NET INTEREST INCOME	9,069	10,092

PROVISION FOR LOAN AND LEASE LOSSES	5,200	—

NET INTEREST INCOME AFTER PROVISION
FOR LOAN AND LEASE LOSSES	3,869	10,092

NONINTEREST INCOME:
Service charges on deposit accounts	1,894	1,687
Other fees and charges	979	966
Earnings on cash surrender value of life insurance policies	312	298
Gain on sale of loans	8	44
Other	284	175

Total noninterest income	3,477	3,170

NONINTEREST EXPENSES:
Salaries and employee benefits	5,105	5,475
Occupancy expense	720	754
Furniture and equipment expense	488	518
Other	3,264	3,985

Total noninterest expenses	9,577	10,732

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(2,231)	2,530

(BENEFIT) PROVISION FOR INCOME TAXES	(722)	810

NET (LOSS) INCOME	$(1,509)	$1,720

Per Share Amounts
Basic (Loss) Earnings Per Share	$(0.20)	$0.23

Diluted (Loss) Earnings Per Share	$(0.20)	$0.22

Cash Dividends Per Common Share	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands except per share data)

	For the six months ended June 30,
	2008	2007

INTEREST INCOME:
Interest and fees on loans and leases	$25,222	$25,832
Interest on investments:
Taxable interest income	1,819	2,392
Nontaxable interest income	466	493
Interest on Federal funds sold and repurchase agreements	6	379

Total interest income	27,513	29,096

INTEREST EXPENSE:
Deposits	7,219	6,864
Subordinated debentures	1,173	1,218
Other borrowings	924	585

Total interest expense	9,316	8,667

NET INTEREST INCOME	18,197	20,429

PROVISION FOR LOAN AND LEASE LOSSES	7,600	—

NET INTEREST INCOME AFTER PROVISION
FOR LOAN AND LEASE LOSSES	10,597	20,429

NONINTEREST INCOME:
Service charges on deposit accounts	3,610	3,331
Other fees and charges	1,944	1,858
Earnings on cash surrender value of life insurance policies	642	609
Gain on sale of loans	95	97
Gain (loss) on sales or calls of investment securities	1	(36)
Other	676	445

Total noninterest income	6,968	6,304

NONINTEREST EXPENSES:
Salaries and employee benefits	10,641	11,034
Occupancy expense	1,474	1,523
Furniture and equipment expense	953	1,053
Other	6,314	7,352

Total noninterest expenses	19,382	20,962

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(1,817)	5,771

(BENEFIT) PROVISION FOR INCOME TAXES	(588)	1,847

NET (LOSS) INCOME	$(1,229)	$3,924

Per Share Amounts
Basic (Loss) Earnings Per Share	$(0.17)	$0.53

Diluted (Loss) Earnings Per Share	$(0.17)	$0.51

Cash Dividends Per Common Share	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands except per share data)

	For the six months ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(1,229)	$3,924
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,011	1,122
Amortization of premium on securities	(1)	80
Amortization of core deposit intangible	325	325
Provision for loan and lease losses	7,600	—
Gain (loss) on sales or calls of investment securities	(1)	36
Gain on sale of loans	(95)	(97)
Gain on sale of premises and equipment	(1)	—
FHLB stock dividends	(115)	144
Stock-based compensation expense	229	250
Excess tax benefit from exercise of stock options	(40)	(86)
Effect of changes in:
Accrued interest receivable	772	204
Other assets	(6,158)	(1,453)
Accrued interest payable and other liabilities	(364)	(502)

Net cash provided by operating activities	1,933	3,947

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities/calls of available for sale securities	12,460	19,155
Redemptions (purchases) of FHLB and FRB stock and other securities	387	(239)
Net decrease (increase) in loans and leases	714	(18,591)
Proceeds from sales of other real estate owned	3,368	—
Purchases of premises and equipment	(343)	(770)

Net cash provided by (used in) investing activities	16,586	(445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	7,492	(10,357)
Net decrease in other borrowed funds	(19,077)	(5,895)
Cash dividends paid	(1,490)	(1,471)
Exercise of stock options, including tax benefit	532	634

Net cash used in financing activities	(12,543)	(17,089)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,976	(13,587)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28,569	41,496

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,545	$27,909

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$9,638	$9,073
Income taxes	$1,090	$2,865
Loans transferred to other real estate owned	$10,675	$—

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2008.

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

NOTE B – INVESTMENT SECURITIES

At June 30, 2008 and December 31, 2007, the amortized cost of securities and their approximate fair value were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale securities:

June 30, 2008
Obligations of U.S. government agencies	$1,500	$49	$—	$1,549
Obligations of state and political subdivisions	20,003	284	(117)	20,170
Mortgage-backed securities	59,535	100	(1,489)	58,146
Corporate debt securities	6,008	—	(1,270)	4,738
Equity securities	6,284	—	(209)	6,075

	$93,330	$433	$(3,085)	$90,678

December 31, 2007
Obligations of U.S. government agencies	$3,499	$46	$(11)	$3,534
Obligations of state and political subdivisions	20,563	526	(11)	21,078
Mortgage-backed securities	69,433	57	(1,350)	68,140
Corporate debt securities	6,009	—	(670)	5,339
Equity securities	6,284	—	(34)	6,250

	$105,788	$629	$(2,076)	$104,341

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Held to maturity securities:

June 30, 2008
Mortgage-backed securities	$31	$—	$(1)	$30

December 31, 2007
Mortgage-backed securities	$31	$—	$—	$31

For the six months ended June 30, 2008 and 2007 there was $1,000 and $15,000, respectively, in gross realized gains on sales or calls of available for sale securities. For the six months ended June 30, 2008 there were no gross realized losses on sales or calls of available for sale securities. For the six months ended June 30, 2007 there was $51,000 in gross realized losses on sales or calls of available for sale securities. There were no sales or transfers of held to maturity securities for the six months ended June 30, 2008 and 2007.

At June 30, 2008 and December 31, 2007, securities having fair value amounts of approximately $61,842,000 and $68,410,000, respectively, were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

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

At June 30, 2008, the Company held $52,643,000 of available for sale investment securities in an unrealized loss position of which $29,888,000 were in an unrealized loss position for less than twelve months and $22,755,000 were in an unrealized loss position and had been in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be at maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily impaired.

NOTE C – STOCK-BASED COMPENSATION

Stock Option Plans

At June 30, 2008, the Company had four shareholder approved stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan and the 2008 Stock Incentive Plan. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. Under the North Valley Bancorp 1989 Director Stock Option Plan each member of the Board of Directors, including employees who are Directors, automatically received every January a non-statutory stock option to purchase 1,000 shares of the Company’s Common Stock. Effective upon adoption of the North Valley Bancorp 1999 Director Stock Option Plan, no further grants of options have been made or will be made under the 1989 Director Plan. Pursuant to the 1989 Director Plan, there were outstanding options to purchase 1,200 shares of Common Stock at June 30, 2008. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. Pursuant to the Stock Incentive Plan there were outstanding options to purchase 536,340 shares of Common Stock at June 30, 2008. As provided in the Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. The 1999 Director Stock Option Plan replaced the existing North Valley Bancorp 1989 Director Stock Option Plan. As of June 30, 2008, there were options outstanding under the 1999 Director Stock Option Plan for the purchase of 245,551 shares of Common Stock. Thus, a total of 225,767 shares of Common Stock were available for the grant of additional options under the 1999 Director Stock Option Plan at June 30, 2008. As of June 30, 2008, there were no options outstanding under the 2008 Stock Incentive Plan. Thus, a total of 400,000 shares of Common Stock were available for the grant of additional options under the 2008 Stock Incentive Plan at June 30, 2008.

The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs. The Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. The shares of Common Stock authorized to be granted as options under the Stock Incentive Plan shall consist of 400,000 shares of the Company’s Common Stock. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Each outside director of the Company shall also be eligible to receive a stock award of 900 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. Such stock award shall be fully vested when granted to the outside director. The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors.

Stock Option Compensation

There were no options granted in the three month periods ended June 30, 2008 and 2007. For the three month periods ended June 30, 2008 and 2007, the compensation cost recognized for stock option compensation was $60,000 and $49,000, respectively. Director stock grant expense for the three month periods ended June 30, 2008 and 2007 was ($9,000) and $45,000, respectively. The recognized tax benefit for stock option compensation expense was $22,000 and $44,000, for the three month periods ended June 30, 2008 and 2007, respectively. At June 30, 2008, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $562,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.7 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock-Based Compensation

Under the Company’s stock option plans as of June 30, 2008, 625,767 shares of the Company’s common stock are available for future grants to directors and employees of the Company. Under the Director Plan, options may not be granted at a price less than 85% of fair market value at the date of the grant. Under the Employee Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under both plans, options may be exercised over a ten year term and vest ratably over four years from the date of the grant. A summary of outstanding stock options follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Exercise Price Range	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2008	723,642	$10.75	4 years	$5.36-24.75

Granted	135,899	13.01		13.01

Exercised	(71,000)	6.94		6.59-8.27

Expired or Forfeited	(5,450)	17.03		13.01-20.62

Outstanding at June 30, 2008	783,091	$11.44	4 years	$5.36-24.75	$4

Fully vested and exercisable at June 30, 2008	609,814	$10.35	3 years	$5.36-24.75	$4

Options expected to vest	173,277	$15.29	9 years	$13.01-24.75	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of June 30, 2008. The intrinsic value of exercised options is calculated as the difference between exercise price of the underlying awards and the quoted price of the Company’s common stock at the date of exercise. The intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 totaled $54,000 and $160,000, respectively.

NOTE D – COMPREHENSIVE INCOME

Comprehensive income includes net income (loss) and other comprehensive income or loss. The Company’s only sources of other comprehensive income (loss) are unrealized gains and losses on available for sale investment securities and adjustments to the minimum pension liability. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income (loss) of the current period that also had been included in other comprehensive income (loss) as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company’s total comprehensive income (loss) was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net (loss) income	$(1,509)	$1,720	$(1,229)	$3,924
Other comprehensive loss, net of tax:
Holding loss arising during period	(951)	(931)	(711)	(440)

Total comprehensive (loss) income	$(2,460)	$789	$(1,940)	$3,484

NOTE E – IMPAIRED, NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At June 30, 2008 and December 31, 2007, the recorded investment in impaired loans and leases was approximately $22,580,000 and $1,608,000, respectively. Of the June 30, 2008 balance, there was a related valuation allowance of $4,181,000 and of the December 31, 2007 balance, there was a related valuation allowance of $83,000. If interest had been accruing on the nonperforming loans, such income would have approximated $530,000 and $1,056,000 for the three and six months ended June 30, 2008. The amount of nonperforming loans is centered in three real estate projects with loans totaling $19,657,000 at June 30, 2008.

At June 30, 2008 and December 31, 2007, the recorded investment in other real estate owned was approximately $8,208,000 and $902,000, respectively. During the quarter ended June 30, 2008, the Company transferred $10,675,000 from loans to other real estate owned, had $3,368,000 in proceeds in sales of other real estate owned and did not recognize any gains or losses on the sale. The balance of other real estate owned is centered in two properties totaling $7,306,000 at June 30, 2008.

Nonperforming loans and leases include all such loans and leases that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans and leases and other real estate owned at June 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

	June 30, 2008	December 31, 2007

Nonaccrual loans and leases	$22,580	$1,608
Loans and leases past due 90 days and accruing interest	—	156
Other real estate owned	8,208	902

Total nonperforming assets	$30,788	$2,666

Nonaccrual loans and leases to total gross loans and leases	3.09%	0.22%
Nonperforming loans and leases to total gross loans and leases	3.09%	0.24%
Total nonperforming assets to total assets	3.30%	0.28%

NOTE F - EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three and six month period ended June 30, 2008 and 2007 is reconciled as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Calculation of basic (loss) earnings per share:
Numerator – net (loss) income	$(1,509)	$1,720	$(1,229)	$3,924
Denominator – weighted average common shares outstanding	7,439	7,359	7,428	7,350

Basic (loss) earnings per share	$(0.20)	$0.23	$(0.17)	$0.53

Calculation of diluted (loss) earnings per share:
Numerator – net (loss) income	$(1,509)	$1,720	$(1,229)	$3,924
Denominator:
Weighted average common shares outstanding	7,439	7,359	7,428	7,350
Dilutive effect of outstanding options	—	309	—	302

Weighted average common shares outstanding and common stock equivalents	7,439	7,668	7,428	7,652

Diluted (loss) earnings per share	$(0.20)	$0.22	$(0.17)	$0.51

NOTE G - PENSION PLAN BENEFITS

The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Total contributions paid were $57,000 and $559,000 for each of the three months ended June 30, 2008 and 2007, respectively. Components of net periodic benefit cost for the Company’s supplemental nonqualified defined benefit plans for the three and six months ended June 30, 2008 and 2007 are presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Components of net periodic benefits cost:
Service cost	$137	$116	$274	$233
Interest cost	75	63	150	126
Prior service amortization	8	8	16	16
Recognized net actuarial loss	12	8	24	16

Total components of net periodic cost	$232	$195	$464	$391

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position or results of its operations or its cash flows.

The Company was contingently liable under standby letters of credit issued on behalf of its customers in the amount of $11,162,000 and $10,314,000 at June 30, 2008 and December 31, 2007. At June 30, 2008, commercial and consumer lines of credit and real estate loans of approximately $90,452,000 and $118,227,000 were undisbursed. At December 31, 2007, commercial and consumer lines of credit and real estate loans of approximately $79,024,000 and $134,570,000 were undisbursed.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to real estate projects and inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Most of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2008 and December 31, 2007. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at June 30, 2008, no losses are anticipated as a result of these commitments.

A large portion of the loan portfolio of the Company is dependent on real estate. At June 30, 2008 and at December 31, 2007, real estate served as the principal source of collateral with respect to approximately 76% and 77% of the Company’s loan portfolio. At June 30, 2008, real estate construction loans totaled $186,355,000, or 26% of the total loan portfolio, and commercial loans secured by real estate totaled $317,033,000, or 43% of the total loan portfolio. See the discussion under “Loan and Lease Portfolio” starting on page 21. A substantial decline in the state and national economy, in general, combined with further deterioration in real estate values in the Company’s primary operating market areas, would have an adverse effect on the value of real estate as well as other collateral securing loans, plus the ability of certain borrowers to repay their outstanding loans and the overall demand for new loans, and this could have a material impact on the Company’s financial position or results of operations or its cash flows. Reference should be made to the risk factors discussed under Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as supplemented by the response to Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2008.

NOTE J – FAIR VALUE MEASUREMENT

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the first six months of 2008.

The following table’s present information about the Company’s assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at June 30, 2008, Using

Description	Fair Value June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	90,678	90,678
Mortgage Servicing Rights	631		631

Total assets measured at fair value on a recurring basis	$91,309	$90,678	$631	$—

Available-for-Sale Securities - Fair values for investment securities are based on quoted market prices.

Mortgage Servicing Rights — The fair value of mortgage servicing rights is estimated using a discounted cash flow model.

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

		Fair Value Measurements at June 30, 2008, Using

Description	Fair Value June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	18,399		18,399

Total assets measured at fair value on a nonrecurring basis	$18,399	$—	$18,399	$—

Impaired loans – impaired loans, which are measured for impairment using the fair value of the collateral for the collateral dependent loans, had a carrying amount of $22,580,000, with a specific reserve of $4,181,000.

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

Share Based Compensation

At June 30, 2008, the Company had four shareholder approved stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan and the 2008 Stock Incentive Plan. The 1999 Director Stock Option Plan replaced the existing North Valley Bancorp 1989 Director Stock Option Plan. The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the Annual Meeting, May 22, 2008. The terms of the Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. See Note C – Stock-Based Compensation to the Unaudited Condensed Consolidated Financial Statements in Item 1 – Financial Statements.

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

Impairment of Investment Securities

Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, the financial condition of the issuer, rating agency changes related to the issuer’s securities and the intent and ability of the Bank to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. See Note B – Investment Securities to the Unaudited Condensed Consolidated Financial Statements in Item 1 – Financial Statements.

Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

See Note J – Fair Value Measurement to the Unaudited Condensed Consolidated Financial Statements in Item 1 – Financial Statements for additional information about the financial instruments carried at fair value.

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

Earnings Summary

	Three months ended June 30,		Six months ended June 30,
(in thousands except per share amounts)	2008	2007	2008	2007

Net interest income	$9,069	$10,092	$18,197	$20,429
Provision for loan and lease losses	5,200	—	7,600	—
Noninterest income	3,477	3,170	6,968	6,304
Noninterest expense	9,577	10,732	19,382	20,962
(Benefit) provision for income taxes	(722)	810	(588)	1,847

Net (loss) income	$(1,509)	$1,720	$(1,229)	$3,924

(Loss) Earnings Per Share
Basic	$(0.20)	$0.23	$(0.17)	$0.53
Diluted	$(0.20)	$0.22	$(0.17)	$0.51

Annualized Return on Average Assets	(0.65%)	0.77%	(0.26%)	0.89%
Annualized Return on Average Equity	(7.35%)	8.81%	(2.98%)	10.23%

The Company had a net loss of $1,509,000, or $0.20 per diluted share, and $1,229,000, or $0.17 per diluted share, for the three and six months ended June 30, 2008, respectively. This represents a decrease in net income of $3,229,000 and $5,153,000 when compared to the three and six months ended June 30, 2007. The decrease in net income for the three and six months ended June 30, 2008 compared to the same periods in 2007 was principally driven by a $5,200,000 provision for loan and lease losses for the three months ended June 30, 2008 and a total provision of $7,600,000 for the six months ended June 30, 2008 compared to no provision for the same periods in 2007, and secondarily due to a decrease in net interest income of $1,023,000 for the three months ended June 30, 2008 and a total decrease of $2,232,000 for the six months ended June 30, 2008 compared to the same periods in 2007. These changes were partially offset by increases in noninterest income of $307,000 and $664,000 and decreases in noninterest expense of $1,155,000 and $1,580,000 for the three and six months ended June 30, 2008 compared to the same periods in 2007.

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

The following table is a summary of the Company’s net interest income, presented on a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning assets, for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)

	Three months ended June 30, 2008			Three months ended June 30, 2007

	Average Balance	Yield/ Rate	Interest Amount	Average Balance	Yield/ Rate	Interest Amount

Assets
Earning assets:
Federal funds sold	$230	1.74%	$1	$18,630	5.21%	$242
Investment securities:
Taxable	79,844	4.14%	825	97,410	4.31%	1,047
Non-taxable (1)	20,189	6.85%	345	20,497	7.12%	364
FNMA preferred stock (1)	3,284	9.89%	81	5,969	5.24%	78

Total investments	103,317	4.86%	1,251	123,876	4.82%	1,489
Loans and leases (2)(3)	747,414	6.57%	12,246	660,362	7.90%	13,008

Total earning assets	850,961	6.36%	13,498	802,868	7.36%	14,739

Non earning assets	97,708			99,094
Allowance for loan and lease losses	(13,103)			(8,803)

Total non-earning assets	84,605			90,291

Total assets	$935,566			$893,159

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction accounts	$157,526	0.65%	$256	$159,683	0.50%	$200
Savings and money market	184,164	1.62%	743	196,941	1.93%	948
Time certificates	247,988	3.87%	2,391	216,025	4.57%	2,460
Other borrowed funds	92,435	3.92%	904	58,512	6.17%	900

Total interest bearing liabilities	682,113	2.52%	4,294	631,161	2.86%	4,508

Demand deposits	159,403			173,562
Other liabilities	11,689			10,130

Total liabilities	853,205			814,853

Shareholders’ equity	82,361			78,306

Total liabilities and shareholders’ equity	$935,566			$893,159

Net interest income			$9,204			$10,231

Net interest spread		3.84%			4.50%

Net interest margin		4.34%			5.11%

(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.

(2) Loans on nonaccrual status have been included in the computations of averages balances.

(3) Includes loan fees of $113 and $409 for the three months ended June 30, 2008 and 2007, respectively.

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)

	Six months ended June 30, 2008			Six months ended June 30, 2007

	Average Balance	Yield/ Rate	Interest Amount	Average Balance	Yield/ Rate	Interest Amount

Assets
Earning assets:
Federal funds sold	$411	2.93%	$6	$14,485	5.28%	$379
Investment securities:
Taxable	83,317	4.09%	1,700	100,035	4.42%	2,191
Non-taxable (1)	20,364	6.75%	685	21,139	6.92%	725
FNMA preferred stock (1)	3,284	9.65%	158	8,280	6.50%	267

Total investments	106,965	4.77%	2,543	129,454	4.96%	3,183
Loans and leases (2)(3)	745,209	6.79%	25,222	657,054	7.93%	25,832

Total earning assets	852,585	6.53%	27,771	800,993	7.40%	29,394

Non earning assets	97,786			99,761
Allowance for loan and lease losses	(11,929)			(8,820)

Total non-earning assets	85,857			90,941

Total assets	$938,442			$891,934

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction accounts	$156,238	0.65%	$505	$160,138	0.47%	$373
Savings and money market	182,916	1.70%	1,553	198,228	1.86%	1,828
Time certificates	248,095	4.17%	5,161	209,447	4.49%	4,663
Other borrowed funds	98,679	4.26%	2,097	59,628	6.10%	1,803

Total interest bearing liabilities	685,928	2.72%	9,316	627,441	2.79%	8,667

Demand deposits	157,474			175,748
Other liabilities	12,292			11,418

Total liabilities	855,694			814,607

Shareholders’ equity	82,748			77,327

Total liabilities and shareholders’ equity	$938,442			$891,934

Net interest income			$18,455			$20,727

Net interest spread		3.81%			4.61%

Net interest margin		4.34%			5.22%

(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.

(2) Loans on nonaccrual status have been included in the computations of averages balances.

(3) Includes loan fees of $292 and $807 for the six months ended June 30, 2008 and 2007, respectively.

Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. Net interest income, which represents the Company’s largest component of revenues and is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, decreased $1,027,000, or 10.1%, for the three months ended June 30, 2008 compared to the same period in 2007. Interest income decreased by $1,241,000, primarily due to foregone interest income of $530,000 due to loans placed on nonaccrual status and a reduction in the interest earned on investment securities and Federal funds sold due to the decreases in the average balances. Interest expense decreased $214,000 as the increase in the average balance of interest bearing liabilities of $50,952,000 was more than offset by the decrease on rates paid on deposits and borrowings for the quarter ended June 30, 2008 compared to the same period in 2007. Average loans increased $87,052,000 in the second quarter of 2008 compared to the second quarter of 2007, however the yield on the loan portfolio for the quarter ended June 30, 2008 compared to the same quarter in 2007 decreased 133 basis points to 6.57%, reflective of the declining interest rate environment and the impact of reversing the interest income on the loans placed on nonaccrual. Interest rates from the Federal Reserve Board have declined 325 basis points since September 2007. The increase in average total loans was primarily funded by a decrease in average investments and Federal funds sold of $38,959,000 and an increase in average borrowings of $33,923,000. Average yields on earning assets decreased 100 basis points from the quarter ended June 30, 2007, to 6.36% for the quarter ended June 30, 2008 and the average rate paid on interest-bearing liabilities decreased by 33 basis points to 2.53%. As a result of the above, the Company’s net interest margin for the quarter ended June 30, 2008 was 4.34%, a decrease of 77 basis points from the net interest margin of 5.11% for the quarter ended June 30, 2007 and consistent with the 4.35% net interest margin for the linked quarter ended March 31, 2008.

Net interest income decreased $2,272,000 for the six months ended June 30, 2008 compared to the same period in 2007. Interest income decreased by $1,623,000, primarily due to foregone interest income of $1,056,000 due to loans placed on nonaccrual status and a reduction in the interest earned on investment securities and Federal funds sold as a result of both lower average balances and lower yields. Interest expense increased $649,000 due primarily to an increase in average interest bearing liabilities of $58,487,000 for the six months ended June 30, 2008 compared to the same period in 2007. The net interest margin for the six months ended June 30, 2008 decreased 88 basis points to 4.34% from 5.22% for the six months ended June 30, 2007.

Currently the Company is retaining fixed-rate 15-and 30-year conforming residential mortgages to better diversify the portfolio and also adding fixed rate mortgages with the steepening of the yield curve in this declining rate environment. The Company will continue to sell the fixed rate jumbo mortgage loans it originates.

Provision for Loan and Lease Losses

The Company recorded a provision for loan and lease losses of $5,200,000 for the three months ended June 30, 2008 and a total provision of $7,600,000 for the six months ended June 30, 2008. The Company did not record any provision for the three and six months ended June 30, 2007. The process for determining allowance adequacy and the resultant provision for loan losses includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic environment and activity. The decision to record the $5,200,000 and $7,600,000 provision for the three and six months ended June 30, 2008 reflects management’s assessment of the overall adequacy of the allowance for loan and lease losses including the consideration of the increase in nonperforming loans and the overall effect of the slowing economy, particularly in real estate. Management believes that the current level of allowance for loan and lease losses as of June 30, 2008 of $13,677,000, or 1.87% of total loans and leases, is adequate at this time. The allowance for loan and lease losses was $10,755,000, or 1.44% of total loans and leases, at December 31, 2007. For further information regarding our allowance for loan and lease losses, see “Allowance for Loan and Lease Losses” on page 24.

Noninterest Income

The following table is a summary of the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2008	2007	2008	2007

Service charges on deposit accounts	$1,894	$1,687	$3,610	$3,331
Other fees and charges	979	966	1,944	1,858
Earnings on cash surrender value of life insurance policies	312	298	642	609
Gain on sale of loans	8	44	95	97
Gain (loss) on sales or calls of investment securities	—	—	1	(36)
Other	284	175	676	445

Total noninterest income	$3,477	$3,170	$6,968	$6,304

Noninterest income increased $307,000 from $3,170,000 for the three months ended June 30, 2007 to $3,477,000 for the same period in 2008. Service charges on deposits increased $207,000 from the three months ended June 30, 2007 compared to the same period in 2008, driven by growth in the number of demand accounts. Other fees and charges were $979,000 for the three months ended June 30, 2008 compared to $966,000 for the same period in 2007. The Company recorded $7,000 in gains on sales of mortgages for the three months ended June 30, 2008 compared to $44,000 in gains on sales of mortgages for the same period in 2007. Other income increased to $284,000 for the three months ended June 30, 2008 from $175,000 for the same period in 2007 primarily due to an increase in income from sales of annuity and other nondeposit investment products to customers.

Noninterest income increased $664,000 to $6,968,000 for the six months ended June 30, 2008 from $6,304,000 for the same period in 2007. The increase was primarily driven by the increase in service charges on deposit accounts of $279,000, an increase in other fees and charges of $86,000, and an increase in other income of $231,000. The increase in other noninterest income was primarily due to the mandatory redemption of shares from the VISA initial public offering and an increase in sales of annuity and other nondeposit investment products to customers.

Noninterest Expense

The following table is a summary of the Company’s noninterest expense for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2008	2007	2008	2007

Salaries & employee benefits	$5,105	$5,475	$10,641	$11,034
Occupancy expense	720	754	1,474	1,523
Data processing expenses	575	528	1,107	1,122
Equipment expense	488	518	953	1,053
Professional services	312	375	599	810
ATM expense	262	246	489	505
Marketing	248	307	448	528
Operations expense	231	222	420	436
Director	130	147	353	315
Amortization of intangibles	162	163	325	325
Postage	154	128	303	254
Printing & supplies	148	149	346	388
Merger expense	—	756	—	756
Other	1,042	964	1,924	1,913

Total noninterest expense	$9,577	$10,732	$19,382	$20,962

Noninterest expense totaled $9,577,000 for the three months ended June 30, 2008, compared to $10,732,000 for the same period in 2007. This represents a decrease of $1,155,000, or 10.8%, for the three months ended June 30, 2008 from the comparable period in 2007 due primarily to expenses related to the terminated merger with Sterling Financial Corporation of $950,000 for the quarter ended June 30, 2007, $756,000 of which is included in the merger expense category and $194,000 of which is legal fees for the merger included in the professional services category in the above table. Salaries and benefits decreased by $370,000 or 6.8% to $5,105,000 for the three months ended June 30, 2008 compared to $5,475,000 for the same period in 2007 due primarily to a reduction in bonus accruals and a slight reduction in staffing. Data processing expense increased $47,000 for the three months ended June 30, 2008 compared to the same period in 2007. Most other expense categories for the three months ended June 30, 2008 experienced relatively small decreases or increases from the same respective period in 2007. The Company’s ratio of noninterest expense to average assets improved to 4.09% for the three months ended June 30, 2008 from 4.81% for the same period in 2007. The Company’s efficiency ratio improved to 76.34% for the three months ended June 30, 2008 from 80.92% for the same period in 2007.

Noninterest expense totaled $19,382,000 for the six months ended June 30, 2008, compared to $20,962,000 for the same period in 2007. This represents a decrease of $1,580,000, or 7.54%, for the six months ended June 30, 2008 from the comparable period in 2007 due primarily to direct and legal expenses related to the terminated merger with Sterling Financial Corporation of $1,060,000 for the six months ended June 30, 2007. Salaries and benefits decreased by $393,000 to $10,641,000 for the six months ended June 30, 2008 compared to $11,034,000 for the same period in 2007. Most other expense categories for the six months ended June 30, 2008 experienced relatively small changes from the same respective period in 2007. The Company’s ratio of noninterest expense to average assets improved to 4.13% for the six months ended June 30, 2008 from 4.70% for the same period in 2007. The Company’s efficiency ratio improved slightly to 77.0% from 78.4% for the six months ended June 30, 2008 and 2007, respectively.

Income Taxes

The Company recorded a benefit for income taxes for the quarter ended June 30, 2008 of $722,000, resulting in an effective tax benefit rate of 32.4%, compared to a provision for income taxes of $810,000, or an effective tax rate of 32.0%, for the quarter ended June 30, 2007. The benefit for income taxes for the six month period ended June 30, 2008 was $588,000, resulting in an effective tax benefit rate of 32.4%, compared to a provision for income taxes of $1,847,000, or an effective tax rate of 32.0%, for the same period in 2007.

Financial Condition as of June 30, 2008 As Compared to December 31, 2007

Total assets at June 30, 2008 decreased $14,658,000 to $934,361,000, compared to $949,019,000 at December 31, 2007. Loans and leases decreased $15,970,000, or 2.1%, to $730,283,000 at June 30, 2008 from $746,253,000 at December 31, 2007. Deposits increased $7,492,000, or 1.0%, from December 31, 2007 to $744,231,000 at June 30, 2008. Investment securities decreased $13,663,000 to $90,709,000 at June 30, 2008, compared to $104,372,000 at December 31, 2007. Other borrowed funds decreased $19,077,000 to $68,115,000 at June 30, 2008 compared to $87,192,000 at December 31, 2007.

Loan and Lease Portfolio

Loans and leases, the Company’s major component of earning assets, decreased $15,970,000 during the first six months of 2008 to $730,283,000 at June 30, 2008, from $746,253,000 at December 31, 2007. Commercial real estate loans and commercial loans increased by $19,761,000 and $2,951,000, respectively, during the first six months of 2008, which was offset due to real estate construction loans decreasing by $39,403,000 during the first six months of 2008. Real estate – mortgage loans increased $4,877,000, while installment loans decreased $4,751,000 during the first six months of 2008. Direct financing leases and other loans increased from December 31, 2007 by $416,000.

The Company’s average loan to deposit ratio was 99.8% for the quarter ended June 30, 2008 compared to 88.5% for the same period in 2007. The increase in the Company’s average loan to deposit ratio is driven by an increase in total average loans of $87,052,000 while total average deposits increased by $2,870,000.

(in thousands)	June 30, 2008	December 31, 2007

Commercial	$95,370	$92,419
Real estate - commercial	317,033	297,272
Real estate - construction	186,355	225,758
Real estate - mortgage	55,008	50,131
Installment	36,410	41,161
Direct financing leases	1,168	1,307
Other	39,852	39,297

	731,196	747,345

Deferred loan fees, net	(913)	(1,092)
Allowance for loan and lease losses	(13,677)	(10,755)

	$716,606	$735,498

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

At June 30, 2008, the recorded investment in loans and leases for which impairment had been recognized was approximately $22,580,000 compared to $368,000 at June 30, 2007 and $1,608,000 at December 31, 2007. Of the 2008 balance, there was a related valuation allowance of $4,181,000. If interest had been accrued on the nonperforming loans, such income would have approximated $530,000 and $1,056,000 for the three and six months ended June 30, 2008, respectively, compared to $5,000 and $20,000 for the three and six months ended June 30, 2007, respectively.

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

Nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) totaled $22,580,000 at June 30, 2008, an increase of $19,677,000 from the total at June 30, 2007 and an increase of $20,816,000 from December 31, 2007. Nonperforming loans as a percentage of total loans were 3.09% at June 30, 2008, compared to 0.43% at June 30, 2007, and 0.24% at December 31, 2007. Nonperforming assets (nonperforming loans and OREO) totaled $30,788,000 at June 30, 2008, an increase of $26,983,000 from June 30, 2007, and an increase of $28,122,000 from December 31, 2007. Nonperforming assets as a percentage of total assets were 3.30% at June 30, 2008 compared to 0.43% at June 30, 2007, and 0.28% at December 31, 2007.

The level of nonperforming loans decreased $3,170,000 to $22,580,000 at June 30, 2008 from $25,750,000 at March 31, 2008 primarily as a result of moving certain loans to OREO which increased $7,306,000 to total $8,208,000 at June 30, 2008. Overall, nonperforming assets increased $4,136,000 to $30,788,000 at June 30, 2008 from $26,652,000 at March 31, 2008. As discussed in the Company’s first quarter Form 10-Q, there were four real estate projects with loans totaling $24,047,000 which were the primary reason for the increase in nonperforming loans at March 31, 2008: two loans were for residential development projects for $9,509,000 and $6,750,000, respectively, and the other two were residential acquisition and development loans for $4,876,000 and $2,912,000, respectively. Set forth below is a discussion and update on those four loans.

The larger of the two residential development project loans (for $9,509,000) was included in our classified loans and risk-rated – Substandard at December 31, 2007 based on slower sales and a weakening real estate market. During the first quarter of 2008, the project’s absorption rates slowed from the current one sale per month to an estimated one sale per two to three months and the updated sales projections through March 31, 2008 raised a concern as to whether the borrower could continue to make the scheduled interest payments. Interest payments were current at December 31, 2007 (last payment for this loan was December 20, 2007). The Company met with the borrower in the first quarter of 2008 to discuss the status of the project and potential other sources of payments on the project and concluded the best strategy would be for the borrower to finish the houses under construction, have no new house starts and sell the finished lots. To understand the potential loss exposure and properly value the collateral support provided by the property with the continuing decline in real estate values in California, a new appraisal was ordered on the project in February 2008. The Company received the appraisal on March 7, 2008 and the appraisal demonstrated the continuing decline in the value of the underlying project. Although interest payments were current at December 31, 2007, the Company’s assessment that the borrower did not have the ability to continue to make the scheduled interest payments coupled with the decline in appraised value caused the decision to consider this loan as impaired, place the loan on nonaccrual and revaluate the level of specific reserve for the credit. This loan was placed on nonaccrual on March 25, 2008. As of June 30, 2008, this loan remains on nonaccrual. The specific reserve for this loan at June 30, 2008 was $2,650,000.

The second of the two residential development project loans (for $6,750,000) was included in our classified loans and risk-rated – Substandard at December 31, 2007 based on slower sales and a weakening real estate market. During the first quarter of 2008, the project’s absorption rates slowed and the updated sales projections through March 31, 2008 raised a concern as to whether the borrower could continue to make the scheduled interest payments. Interest payments were current at December 31, 2007 (last payment for this loan was January 3, 2008). The Company met with the borrower in the first quarter of 2008 to discuss the status of the project and potential other sources of payments on the project and concluded the best strategy would be for the borrower to finish the houses under construction, have no new house starts and sell the finished lots. To understand the potential loss exposure and properly value the collateral support provided by the properties with the continuing decline in real estate values in California, a new appraisal was ordered on the project in January 2008. The Company received the appraisal on February 25, 2008 and the appraisal demonstrated the continuing decline in the values of the underlying project. Although interest payments were current at December 31, 2007, the Company’s assessment that the borrower did not have the ability to continue to make the scheduled interest payments coupled with the decline in appraised value caused the decision to consider this loan as impaired, place the loan on nonaccrual and revaluate the level of specific reserves for the credit. This loan was placed on nonaccrual on March 25, 2008. This loan was paid down by $1.75 million to $5.0 million during the second quarter of 2008, and on June 27, 2008 the Company negotiated a deed in lieu of foreclosure and took the property into OREO (21 finished lots and 8 homes) at a carrying value of $3.3 million which represented the fair value of the property less estimated costs to sell at the time of transfer. On transfer to OREO, the Company took a charge to the Allowance for Loan and Lease Losses (ALLL) of $2.0 million to reflect the fair value of the OREO compared to the specific reserve at that time of $1.3 million. The Company sold the 21 lots for $1.4 million on June 30, 2008, and the remaining 8 homes remain in OREO at a carrying value of $1.9 million. On this loan, the Company charged-off $2.0 million in which there was a specific reserve of $1.3 million. The charge-off taken was $700 thousand greater than the reserve established as a result of the actual sales price of the lots being less than the value established based on the February 25, 2008 appraisal. This decline is reflective of the continued decline in real estate values and the business decision to liquidate this asset.

The larger of the two residential acquisition and development loans (for $4,876,000) was risk-rated – Special Mention at December 31, 2007. Interest payments were current at December 31, 2007 (last payment was February 8, 2008). The Company met with the borrower during the first quarter of 2008 and concluded from the meeting that due to a lack of sales the borrower was not capable of making the scheduled interest payments and the loan was placed on nonaccrual on March 31, 2008. The Company ordered a new appraisal on the property in May 2008 as part of the Company’s comprehensive review of its construction portfolio. The appraisal was received on May 23, 2008 and it demonstrated the continuing decline in the value of the underlying project. Although interest payments were current through February 2008, the Company’s assessment that the borrower did not have the ability to continue to make the scheduled interest payments coupled with the decline in appraised value resulted in the decision to consider this loan as impaired, place the loan on nonaccrual and revaluate the level of the related specific reserve for the credit. The Company negotiated a deed in lieu of foreclosure with the borrower as a strategy to avoid the threat of bankruptcy and potentially create an extended workout period. The deed in lieu of foreclosure represented the best course of action for the Company as we had spoken to interested buyers for the collateral and because we believed that having control of the asset improved our overall business position given the continuing decline in real estate values and the time requirements to work through a lengthy bankruptcy and foreclosure process. In negotiating the deed in lieu of foreclosure, we released certain existing collateral positions back to the borrower which resulted in a deficiency in the remaining available collateral supporting this loan. Additionally, we obtained a new appraisal on May 23, 2008 for the 57 multi-family lots which indicated a further decline in value. At June 30, 2008, we took $5.4 million of property into OREO consisting of 57 multi-family lots at a carrying value of $2.9 million and 11 rental homes at a carrying value of $2.5 million (the homes were from another loan that was cross-collateralized) and we took a charge against the allowance for loan and lease losses on the transfer to OREO of $1.3 million. We did not have any specific reserves on this borrowing prior to the transfer.

The second of the two residential acquisition and development loans (for $2,912,000) was risk-rated – Substandard at December 31, 2007. The loan was 30 days past due at December 31, 2007 (last payment was November 21, 2007). The Company met with the borrower during the first quarter of 2008 and concluded from the meeting that due to a lack of sales the borrower was not capable of making the scheduled interest payments and the loan was placed on nonaccrual on March 4, 2008. The Company ordered a new appraisal on the property in January 2008 as part of the Company’s comprehensive review of its construction portfolio. The appraisal was received on February 29, 2008 and it demonstrated the continuing decline in the value of the underlying project. The Company’s assessment that the borrower did not have the ability to continue to make the scheduled interest payments coupled with the decline in appraised value resulted in the decision to consider this loan as impaired, place the loan on nonaccrual and revaluate the level of the related specific reserves for this credit. During the second quarter of 2008, the Company negotiated a deed in lieu of foreclosure and transferred the property into OREO at a carrying value of $2.0 million which represented the fair value of the property less estimated costs to sell at the time of the transfer. Upon transfer the Company took a charge to the allowance of $1.0 million, compared to the specific reserve established of $900 thousand. On June 30, 2008, the Company sold the OREO property for $2.0 million with no additional gain or loss on the sale being recorded.

The total dollar amount of reductions in nonperforming loans from pay downs and the transfers to OREO during the second quarter of 2008 was $15,195,000. This decrease was offset by increases in certain other identified nonperforming loans totaling $12,025,000. This was primarily due to the addition in the second quarter of 2008 of two construction loans in the amount of $7,262,000 and $2,939,000, respectively. Set forth below is a discussion of those two loans.

The larger of the two loans (for $7,262,000) is a mixed-use construction loan for a project located in Sonoma County and was risk-rated – Substandard at March 31, 2008. Interest payments were current at June 30, 2008 (last payment was June 13, 2008). The Company ordered a new appraisal on the property in April, 2008 as part of the Company’s comprehensive review of its construction portfolio. The appraisal was received on May 9, 2008 and it demonstrated the continuing decline in the value of the underlying project. When the Company received the updated appraisal showing the decline in collateral values on this loan, the Company met with the borrower, requiring them to bring in additional cash to re-margin the loan and establish interest reserves. When the borrower was unable to comply with the requests, the Company determined that the loan was impaired, placed the loan on nonaccrual status, reversed all accrued and unpaid interest and recorded a specific reserve of $750,000 representing the amount of the probable loss based on the estimated fair value of the underlying collateral, per the updated appraisal less estimated costs to sell. Although interest payments were current at June 30, 2008, the Company’s assessment that the borrower did not have the ability to continue to make the scheduled interest payments coupled with a decline in the recently appraised value caused the decision to consider this loan as impaired and to place the loan on nonaccrual.

The second of the two loans (for $2,939,000) is a residential development project located in Placer County and was risk-rated – Substandard at March 31, 2008. Interest payments were current at June 30, 2008 (last payment was June 25, 2008). The Company ordered a new appraisal on the property in February, 2008 as part of the Company’s comprehensive review of its construction portfolio. The appraisal was received on March 26, 2008 and it demonstrated the continuing decline in the value of the underlying project. When the Company received the updated appraisal showing the decline in collateral values on this loan, the Company met with the borrower, requiring them to bring in additional cash to re-margin the loan and establish interest reserves. When the borrower was unable to comply with the requests, the Company determined that the loan was impaired, placed the loan on nonaccrual status, reversed all accrued and unpaid interest and recorded a specific reserve of $250,000 representing the amount of the probable loss based on the estimated fair value of the underlying collateral, per the updated appraisal less estimated costs to sell. Although interest payments were current at June 30, 2008, the Company’s assessment that the borrower did not have the ability to continue to make the scheduled interest payments coupled with a decline in the recently appraised value caused the decision to consider this loan as impaired and to place the loan on nonaccrual.

Gross loan and lease charge offs for the second quarter of 2008 were $4,591,000 and recoveries totaled $46,000 resulting in net charge offs of $4,545,000. This compares to net charge-offs of $69,000 for the second quarter of 2007. Gross charge offs for the six months ended June 30, 2008 were $4,776,000 and recoveries totaled $98,000 resulting in net charge offs of $4,678,000. This compares to net charge-offs of $85,000 for the six months ended June 30, 2007.

The Company continues to evaluate the loan and lease portfolio as part of a focused internal credit review process. As part of the ongoing evaluation, the Company has identified additional internal downgrades to certain credits subsequent to June 30, 2008. If these credits deteriorate further, the Company may have additional increases in nonperforming loans and it may require additional provisions for loan and lease losses.

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

Nonperforming assets at June 30, 2008, and December 31, 2007, are summarized as follows (in thousands):

	June 30, 2008	December 31, 2007

Nonaccrual loans and leases	$22,580	$1,608
Loans and leases past due 90 days and accruing interest	—	156
Other real estate owned	8,208	902

Total nonperforming assets	$30,788	$2,666

Nonaccrual loans and leases to total gross loans and leases	3.09%	0.22%
Nonperforming loans and leases to total gross loans and leases	3.09%	0.24%
Total nonperforming assets to total assets	3.30%	0.28%

Allowance for Loan and Lease Losses

A summary of the allowance for loan and lease losses at June 30, 2008 and June 30, 2007 is as follows (in thousands):

	Six months ended June 30,
	2008	2007

Balance beginning of period	$10,755	$8,831
Provision for loan and lease losses	7,600	—
Net (charge-offs) recoveries	(4,678)	(85)

Balance end of period	$13,677	$8,746

Allowance for loan and lease losses to total loans and leases	1.87%	1.29%

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

The formula allowance is adjusted for qualitative factors that are based upon management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated to determine the adjustment to the formula allowance at June 30, 2008 included the following, which existed at the balance sheet date:

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

The $13,677,000 in formula and specific allowances reflects management’s estimate of the inherent loss in various pools or segments in the portfolio and individual loans and leases, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio.

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

Deposits

Total deposits increased $7,492,000, or 1.0%, to $744,231,000 at June 30, 2008 compared to $736,739,000 at December 31, 2007. Time certificate deposits and interest-bearing demand deposits increased $12,904,000, or 5.4%, and $1,365,000, or 0.9%, respectively from December 31, 2007. These increases were partially offset by decreases in noninterest-bearing demand deposits and savings and money market deposits of $3,585,000, or 2.14%, and $3,192,000, or 1.76%, respectively from December 31, 2007. During the first six months of 2008, the Company continued to experience a shift in deposits from noninterest-bearing demand to interest-bearing demand and time certificates.

(in thousands)	June 30, 2008	December 31, 2007

Noninterest-bearing demand	$164,030	$167,615
Interest-bearing demand	148,421	147,056
Savings	178,000	181,192
Time certificates	253,780	240,876

Total deposits	$744,231	$736,739

As a result of the deposit increase, the Company relied less on other borrowed funds which decreased $19,077,000, or 21.9%, to $68,115,000 at June 30, 2008 compared to $87,192,000 at December 31, 2007.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds of $22,695,000 as of June 30, 2008 were also available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank (“FHLB”) providing additional unused borrowing capacity of $61,537,000 secured by certain loans and investment securities as of June 30, 2008. The Company also has a line of credit with Federal Reserve Bank of San Francisco (“FRB”) of $1,722,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of June 30, 2008, borrowings consisted of overnight advances of $68,115,000 with the FHLB and correspondent bank lines of credit, and $31,961,000 was outstanding in the form of subordinated debt issued by the Company.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold and available for sale investment securities) totaled $125,223,000 and $132,910,000 (or 13.4% and 14.0% of total assets) at June 30, 2008 and December 31, 2007, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $627,812,000 and $632,236,000 at June 30, 2008 and December 31, 2007, respectively.

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

Capital Resources

The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity decreased to $78,802,000 as of June 30, 2008, as compared to $81,471,000 at December 31, 2007. The decrease was due to a net loss of $1,229,000, cash dividends paid out in the amount of $1,490,000 and an increase in unrealized loss on available for sale securities of $711,000, partially offset by the stock option exercises of $761,000. Under current regulations, management believes that the Company meets all capital adequacy requirements and North Valley Bank was considered well capitalized at June 30, 2008 and December 31, 2007.

The Company’s and North Valley Bank’s capital amounts and risk-based capital ratios are presented below (in thousands).

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions

			Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
As of June 30, 2008
Total capital (to risk weighted assets)	$106,639	12.12%	$70,389	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$91,536	10.41%	$35,172	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$91,536	9.96%	$36,761	4.00%	N/A	N/A

As of December 31, 2007
Total capital (to risk weighted assets)	$108,098	12.00%	$72,065	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$93,954	10.43%	$36,032	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$93,954	10.29%	$36,522	4.00%	N/A	N/A

North Valley Bank
As of June 30, 2008
Total capital (to risk weighted assets)	$106,811	12.15%	$70,328	8.00%	$87,910	10.00%
Tier 1 capital (to risk weighted assets)	$95,788	10.89%	$35,184	4.00%	$52,776	6.00%
Tier 1 capital (to average assets)	$95,788	10.44%	$36,700	4.00%	$45,875	5.00%

As of December 31, 2007
Total capital (to risk weighted assets)	$105,715	11.73%	$72,099	8.00%	$90,124	10.00%
Tier 1 capital (to risk weighted assets)	$94,960	10.54%	$36,038	4.00%	$54,057	6.00%
Tier 1 capital (to average assets)	$94,960	10.43%	$36,418	4.00%	$45,523	5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion there has not been a material change in the Company’s market risk profile for the six months ended June 30, 2008 compared to December 31, 2007. Please see discussion under the caption “Interest Rate Sensitivity” on page 26.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2008. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed by the Company in its response to Item 1A of Part I of Form 10-K for the fiscal year ended December 31, 2007, other than with respect to the risk factor identified as Real Estate Values. A decline in residential real estate values in the State of California, and more specifically in the Company’s market areas, has occurred and is continuing into 2008. Further declines in residential real estate values would increase the likelihood of a negative impact on general economic conditions in the Company’s market areas, and on the Company. This could result in increased credit losses and/or reduced opportunities for future growth, thereby adversely affecting the Company’s results of operations and financial condition and the market price of the Company’s common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of North Valley Bancorp was held on Thursday, May 22, 2008. Shareholders of the Company approved the following proposals:

1.	To elect the following nine (9) nominees as Director of the Company for a one year term:

Michael J. Cushman
William W. Cox
Royce L. Friesen
Dante W. Ghidinelli
Kevin D. Hartwick
Roger B. Kohlmeier
Martin A. Mariani
Dolores M. Vellutini
J.M. (Mike) Wells, Jr.

2.	To ratify and approve the North Valley Bancorp 2008 Stock Incentive Plan

3.	To ratify the appointment of Perry-Smith LLP as Independent Auditor for the Company for 2008.

          The voting results at the 2008 Annual Meeting of Shareholders are presented below:

Proposal 1:

Nominees	For	Withheld

Michael J. Cushman	5,737,998	348,375
William W. Cox	5,652,809	433,564
Royce L. Friesen	5,660,738	425,635
Dante W. Ghidinelli	5,830,366	256,007
Kevin D. Hartwick	5,838,066	248,307
Roger B. Kohlmeier	5,832,237	254,136
Martin A. Mariani	5,665,738	420,635
Doloroes M. Vellutini	5,830,440	255,933
J. M. (“Mike”) Wells, Jr.	5,632,672	453,701

Proposal 2:

	For	Against	Abstain	Non-vote

North Valley Bancorp 2008 Stock Incentive Plan	2,576,499	1,770,028	123,723	1,616,123

Proposal 3:

	For	Against	Abstain

Perry-Smith LLP	5,931,872	90,924	63,577

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31	Rule 13a-14(a) / 15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
(Registrant)

Date	August 11, 2008

By:

/s/ Michael J. Cushman

Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin R. Watson

Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)