Form 10-Q
period 2008-09-30
NORTH VALLEY BANCORP
filed 2008-11-10
CIK 353191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 2008.

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

Common Stock – 7,495,817 shares as of November 7, 2008.

INDEX

NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)

	September 30, 2008	December 31, 2007

ASSETS
Cash and due from banks	$25,961	$28,569

Investment securities available for sale, at fair value	83,258	104,341
Investment securities held to maturity, at amortized cost	22	31

Loans and leases	696,308	746,253
Less: Allowance for loan and lease losses	(9,958)	(10,755)

Net loans and leases	686,350	735,498

Premises and equipment, net	11,568	12,431
Accrued interest receivable	2,900	3,912
Other real estate owned	5,852	902
FHLB and FRB stock and other securities	5,789	6,238
Bank-owned life insurance policies	31,315	30,526
Core deposit intangibles, net	874	1,236
Goodwill	15,187	15,187
Other assets	15,100	10,148

TOTAL ASSETS	$884,176	$949,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$157,069	$167,615
Interest-bearing	598,062	569,124

Total deposits	755,131	736,739

Other borrowed funds	8,255	87,192
Accrued interest payable and other liabilities	12,095	11,656
Subordinated debentures	31,961	31,961

Total liabilities	807,442	867,548

Commitments and Contingencies (Note H)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none outstanding	—	—
Common stock, no par value: authorized 20,000,000 shares; outstanding 7,495,817 and 7,413,066 at September 30, 2008 and December 31, 2007	41,494	40,642
Retained earnings	37,325	42,212
Accumulated other comprehensive loss, net of tax	(2,085)	(1,383)

Total stockholders’ equity	76,734	81,471

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$884,176	$949,019

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands except per share data)

	For the three months ended September 30,
	2008	2007

INTEREST INCOME:
Interest and fees on loans and leases	$11,686	$13,790
Interest on investments:
Taxable interest income	827	1,045
Nontaxable interest income	228	236
Interest on Federal funds sold and repurchase agreements	3	12

Total interest income	12,744	15,083

INTEREST EXPENSE:
Deposits	3,187	3,760
Subordinated debentures	581	611
Other borrowings	164	467

Total interest expense	3,932	4,838

NET INTEREST INCOME	8,812	10,245

PROVISION FOR LOAN AND LEASE LOSSES	1,500	850

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	7,312	9,395

NONINTEREST INCOME:
Service charges on deposit accounts	1,850	1,791
Other fees and charges	1,003	939
Earnings on cash surrender value of life insurance policies	329	333
Gain on sale of loans	4	34
Loss on sales, calls and impairment of securities	(3,284)	(1)
Other	382	254

Total noninterest income	284	3,350

NONINTEREST EXPENSES:
Salaries and employee benefits	5,213	5,306
Occupancy expense	773	773
Furniture and equipment expense	485	499
Other	3,223	2,903

Total noninterest expenses	9,694	9,481

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(2,098)	3,264

(BENEFIT) PROVISION FOR INCOME TAXES	(679)	1,044

NET (LOSS) INCOME	$(1,419)	$2,220

Per Share Amounts
Basic (Loss) Earnings Per Share	$(0.19)	$0.30

Diluted (Loss) Earnings Per Share	$(0.19)	$0.29

Cash Dividends Per Common Share	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands except per share data)

	For the nine months ended September 30,
	2008	2007

INTEREST INCOME:
Interest and fees on loans and leases	$36,908	$39,622
Interest on investments:
Taxable interest income	2,646	3,437
Nontaxable interest income	694	729
Interest on Federal funds sold and repurchase agreements	9	391

Total interest income	40,257	44,179

INTEREST EXPENSE:
Deposits	10,406	10,624
Subordinated debentures	1,754	1,829
Other borrowings	1,088	1,052

Total interest expense	13,248	13,505

NET INTEREST INCOME	27,009	30,674

PROVISION FOR LOAN AND LEASE LOSSES	9,100	850

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	17,909	29,824

NONINTEREST INCOME:
Service charges on deposit accounts	5,460	5,122
Other fees and charges	2,947	2,797
Earnings on cash surrender value of life insurance policies	971	942
Gain on sale of loans	99	131
Loss on sales, calls and impairment of securities	(3,284)	(36)
Other	1,059	698

Total noninterest income	7,252	9,654

NONINTEREST EXPENSES:
Salaries and employee benefits	15,854	16,340
Occupancy expense	2,247	2,296
Furniture and equipment expense	1,438	1,552
Other	9,536	10,255

Total noninterest expenses	29,075	30,443

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(3,914)	9,035

(BENEFIT) PROVISION FOR INCOME TAXES	(1,266)	2,891

NET (LOSS) INCOME	$(2,648)	$6,144

Per Share Amounts
Basic (Loss) Earnings Per Share	$(0.36)	$0.84

Diluted (Loss) Earnings Per Share	$(0.36)	$0.80

Cash Dividends Per Common Share	$0.30	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands except per share data)

	For the nine months ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(2,648)	$6,144
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,514	1,668
Amortization of premium on securities	(12)	63
Amortization of core deposit intangible	362	487
Provision for loan and lease losses	9,100	850
Loss on sales, calls and impairment of investment securities	3,284	36
Gain on sale of loans	(99)	(131)
Gain on sale of premises and equipment	—	(3)
FHLB stock dividends	(179)	(146)
Stock-based compensation expense	293	270
Excess tax benefit from exercise of stock options	(41)	(92)
Effect of changes in:
Accrued interest receivable	1,012	18
Other assets	(5,254)	(1,628)
Accrued interest payable and other liabilities	480	284

Net cash provided by operating activities	7,812	7,820

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities/calls of available for sale securities	16,630	24,635
Redemptions of FHLB and FRB stock and other securities	628	—
Net decrease (increase) in loans and leases	29,205	(57,590)
Proceeds from sales of other real estate owned	5,993	—
Proceeds from sales of premises and equipment	—	3
Purchases of premises and equipment	(651)	(804)

Net cash provided by (used in) investing activities	51,805	(33,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	18,392	(13,849)
Net (decrease) increase in other borrowed funds	(78,937)	28,090
Cash dividends paid	(2,239)	(2,208)
Exercise of stock options, including tax benefit	559	740

Net cash (used in) provided by financing activities	(62,225)	12,773

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,608)	(13,163)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28,569	41,496

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,961	$28,333

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$13,790	$14,180
Income taxes	$2,390	$2,865
Loans transferred to other real estate owned	$10,942	$—

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2008.

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

NOTE B – INVESTMENT SECURITIES

At September 30, 2008 and December 31, 2007, the amortized cost of securities and their approximate fair value were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale securities:

September 30, 2008
Obligations of U.S. government agencies	$1,500	$52	$—	$1,552
Obligations of state and political subdivisions	20,041	226	(392)	19,875
Mortgage-backed securities	55,346	83	(1,040)	54,389
Corporate debt securities	6,008	—	(1,566)	4,442
Equity securities	3,000	—	—	3,000

	$85,895	$361	$(2,998)	$83,258

December 31, 2007
Obligations of U.S. government agencies	$3,499	$46	$(11)	$3,534
Obligations of state and political subdivisions	20,563	526	(11)	21,078
Mortgage-backed securities	69,433	57	(1,350)	68,140
Corporate debt securities	6,009	—	(670)	5,339
Equity securities	6,284	—	(34)	6,250

	$105,788	$629	$(2,076)	$104,341

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held to maturity securities:

September 30, 2008
Mortgage-backed securities	$22	$—	$(1)	$21

December 31, 2007
Mortgage-backed securities	$31	$—	$—	$31

For the nine months ended September 30, 2008 and 2007 there was $1,000 and $17,000, respectively, in gross realized gains on sales or calls of available for sale securities. For the nine months ended September 30, 2008 and 2007 there was $3,284,000 and $53,000, respectively, in gross realized losses on sales, impairment or calls of securities categorized as available for sale securities. There were no sales or transfers of held to maturity securities for the nine months ended September 30, 2008 and 2007.

At September 30, 2008 and December 31, 2007, securities having fair value amounts of approximately $69,900,000 and $68,410,000, respectively, were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

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

During the third quarter of 2008, the Company recognized impairment on its FNMA Preferred Stock of $3,284,000. The Company had purchased 100,000 shares of this security in June 2003 at par, $50.00 per share, and recognized an impairment charge in the fourth quarter of 2007 to its December 31, 2007 market value of $32.84. Due to the United States Treasury and the Federal Housing Finance Agency (FHFA) decision to place FNMA and FHLMC under conservatorship on September 7, 2008, the Company concluded that these securities were further impaired and were written down by $3,284,000 to zero at September 30, 2008.

After consideration of the above, at September 30, 2008, the Company held $60,344,000 of available for sale investment securities in an unrealized loss position of which $39,283,000 were in an unrealized loss position for less than twelve months and $21,061,000 were in an unrealized loss position and had been in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be at maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily impaired.

NOTE C – STOCK-BASED COMPENSATION

Stock Option Plans

At September 30, 2008, the Company had four shareholder approved stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan and the 2008 Stock Incentive Plan. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. Under the North Valley Bancorp 1989 Director Stock Option Plan each member of the Board of Directors, including employees who are Directors, automatically received every January a non-statutory stock option to purchase 1,000 shares of the Company’s Common Stock. Effective upon adoption of the North Valley Bancorp 1999 Director Stock Option Plan, no further grants of options have been made or will be made under the 1989 Director Plan. Pursuant to the 1989 Director Plan, there were outstanding options to purchase 1,200 shares of Common Stock at September 30, 2008. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. Pursuant to the Stock Incentive Plan there were outstanding options to purchase 494,390 shares of Common Stock at September 30, 2008. As provided in the Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. The 1999 Director Stock Option Plan replaced the existing North Valley Bancorp 1989 Director Stock Option Plan. As of September 30, 2008, there were options outstanding under the 1999 Director Stock Option Plan for the purchase of 241,000 shares of Common Stock. A total of 225,767 shares of Common Stock were available for the grant of additional options under the 1999 Director Stock Option Plan at September 30, 2008. As of September 30, 2008, there were options outstanding under the 2008 Stock Incentive Plan for the purchase of 5,000 shares of Common Stock. A total of 395,000 shares of Common Stock were available for the grant of additional options under the 2008 Stock Incentive Plan at September 30, 2008.

The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. The shares of Common Stock authorized to be granted as options under the Stock Incentive Plan consist of 400,000 shares of the Company’s Common Stock. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Each outside director of the Company shall also be eligible to receive a stock award of 900 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. Each stock award shall be fully vested when granted to the outside director. The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors.

Stock Option Compensation

There were 5,000 options granted in the three month period ended September 30, 2008. There were no options granted in the three month period ended September 30, 2007. The weighted average grant date fair value of options granted for the three month period ended September 30, 2008 was $1.14. For the three month periods ended September 30, 2008 and 2007, the compensation cost recognized for stock option compensation was $59,000 and $43,000, respectively. Director stock grant expense for the three month periods ended September 30, 2008 and 2007 was $5,000 and ($23,000), respectively. The recognized tax benefit for stock option compensation expense was $1,000 and $6,000, for the three month periods ended September 30, 2008 and 2007, respectively. At September 30, 2008, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $498,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.5 years and will be adjusted for subsequent changes in estimated forfeitures. The fair value of each option is estimated on the date of grant with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Dividend yield	5.90%	—	5.90%-3.08%	2.25%
Expected volatility	31.46%	—	31.46%-27.08%	23.51%
Risk-Free interest rate	3.40%	—	3.40%-3.67%	4.85%
Expected option life	6.89 years	—	6.89-6.52 years	6.25 years
Weighted average grant date fair value	$1.14	—	$1.14/$3.03	$5.26

Stock-Based Compensation

Under the Company’s stock option plans as of September 30, 2008, 620,767 shares of the Company’s common stock are available for future grants to directors and employees of the Company. Under the Director Plans, options may not be granted at a price less than 85% of fair market value at the date of the grant. Under the Employee Plans, options may not be granted at a price less than the fair market value at the date of the grant. Under all plans, options may be exercised over a ten year term and vest ratably over four years from the date of the grant. A summary of outstanding stock options follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Exercise Price Range	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2008	723,642	$10.75	4 years	$5.36-24.75

Granted	140,899	12.78		6.51-13.01

Exercised	(75,551)	6.86		5.36-8.27

Expired or Forfeited	(47,400)	11.94		10.63-20.62

Outstanding at September 30, 2008	741,590	$11.45	4 years	6.51-24.75	$—

Fully vested and exercisable at September 30, 2008	569,113	$10.36	3 years	6.51-24.75	$—

Options expected to vest	172,477	$15.05	9 years	6.51-24.75	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of September 30, 2008. The intrinsic value of exercised options is calculated as the difference between exercise price of the underlying awards and the quoted price of the Company’s common stock at the date of exercise. The intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 totaled $3,000 and $93,000, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net (loss) income	$(1,419)	$2,220	$(2,648)	$6,144
Other comprehensive loss, net of tax:
Holding gain (loss) arising during period	9	292	(702)	(148)

Total comprehensive (loss) income	$(1,410)	$2,512	$(3,350)	$5,996

NOTE E – IMPAIRED, NONPERFORMING LOANS AND LEASES AND OTHER REAL ESTATE OWNED

At September 30, 2008 and December 31, 2007, the recorded investment in impaired loans and leases was approximately $20,190,000 and $1,608,000, respectively. Of the September 30, 2008 balance, there were charge-offs taken against these loans of $4,460,000 and a remaining valuation allowance of $792,000. Related to the December 31, 2007 balance, there were no charge-offs against these loans and a remaining valuation allowance of $83,000. If interest had been accruing on the nonperforming loans, such income would have approximated $507,000 and $1,563,000 for the three and nine months ended September 30, 2008. Approximately 56% of the nonperforming loans are centered in three real estate projects with loans totaling $11,262,000 at September 30, 2008.

At September 30, 2008 and December 31, 2007, the recorded investment in other real estate owned was approximately $5,852,000 and $902,000, respectively. During the quarter ended September 30, 2008, the Company did not transfer any property from loans to other real estate owned, had $2,625,000 in proceeds in sales of other real estate owned and recorded a $114,000 gain on the sale in other noninterest income. The September 30, 2008 balance of other real estate owned of $5,852,000 is centered in one property totaling $4,950,000 at September 30, 2008.

Nonperforming loans and leases include all such loans and leases that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans and leases and other real estate owned at September 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

	September 30, 2008	December 31, 2007

Nonaccrual loans and leases	$20,136	$1,608
Loans and leases past due 90 days and accruing interest	54	156
Other real estate owned	5,852	902

Total nonperforming assets	$26,042	$2,666

Nonaccrual loans and leases to total gross loans and leases	2.89%	0.22%
Nonperforming loans and leases to total gross loans and leases	2.90%	0.24%
Total nonperforming assets to total assets	2.95%	0.28%

NOTE F - EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock. When a net loss occurs there is no effect on the calculation of diluted loss per share for common stock equivalents because the conversion is anti-dilutive.

There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three and nine month period ended September 30, 2008 and 2007 is reconciled as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Calculation of basic (loss) earnings per share:
Numerator – net (loss) income	$(1,419)	$2,220	$(2,648)	$6,144
Denominator – weighted average common shares outstanding	7,491	7,366	7,449	7,355

Basic (loss) earnings per share	$(0.19)	$0.30	$(0.36)	$0.84

Calculation of diluted (loss) earnings per share:
Numerator – net (loss) income	$(1,419)	$2,220	$(2,648)	$6,144
Denominator:
Weighted average common shares outstanding	7,491	7,366	7,449	7,355
Dilutive effect of outstanding options	—	271	—	293

Weighted average common shares outstanding and common stock equivalents	7,491	7,637	7,449	7,648

Diluted (loss) earnings per share	$(0.19)	$0.29	$(0.36)	$0.80

NOTE G - PENSION PLAN BENEFITS

The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Total contributions paid were $62,000 for each of the three month periods ended September 30, 2008 and 2007. Total contributions paid were $176,000 and $678,000 for each of the nine month periods ended September 30, 2008 and 2007, respectively. Components of net periodic benefit cost for the Company’s supplemental nonqualified defined benefit plans for the three and nine months ended September 30, 2008 and 2007 are presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Components of net periodic benefits cost:
Service cost	$137	$118	$411	$351
Interest cost	75	63	225	189
Prior service amortization	8	7	23	23
Recognized net actuarial loss	12	8	36	24

Total components of net periodic cost	$232	$196	$695	$587

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position or results of its operations or its cash flows.

The Company was contingently liable under standby letters of credit issued on behalf of its customers in the amount of $11,562,000 and $10,314,000 at September 30, 2008 and December 31, 2007. At September 30, 2008, commercial and consumer lines of credit and real estate loans of approximately $90,934,000 and $78,711,000 were undisbursed. At December 31, 2007, commercial and consumer lines of credit and real estate loans of approximately $79,024,000 and $134,570,000 were undisbursed.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to real estate projects and inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Most of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2008 and December 31, 2007. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at September 30, 2008, no losses are anticipated as a result of these commitments.

A large portion of the loan portfolio of the Company is dependent on real estate. At September 30, 2008 and at December 31, 2007, real estate served as the principal source of collateral with respect to approximately 75% and 77% of the Company’s loan portfolio. At September 30, 2008, real estate construction loans totaled $148,819,000, or 21% of the total loan portfolio, and commercial loans secured by real estate totaled $317,159,000, or 45% of the total loan portfolio. See the discussion under “Loan and Lease Portfolio” starting on page 22. A substantial decline in the state and national economy, in general, combined with further deterioration in real estate values in the Company’s primary operating market areas, would have an adverse effect on the value of real estate as well as other collateral securing loans, plus the ability of certain borrowers to repay their outstanding loans and the overall demand for new loans, and this could have a material impact on the Company’s financial position or results of operations or its cash flows. Reference should be made to the risk factors discussed under Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as supplemented by the responses to Item 1A of Part II of the Quarterly Report on Form 10-Q for the period ended June 30, 2008 and this Quarterly Report on Form 10-Q.

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

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months ended September 30, 2008.

NOTE J – FAIR VALUE MEASUREMENT

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the first nine months of 2008.

The following tables present information about the Company’s assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at September 30, 2008, Using

Description	Fair Value September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-Sale Securities	83,258	83,258	—	—
Mortgage Servicing Rights	585	—	585	—

Total assets measured at fair value on a recurring basis	$83,843	$83,258	$585	$—

Available-for-Sale Securities - Fair values for investment securities are based on quoted market prices.

Mortgage Servicing Rights —The fair value of mortgage servicing rights is estimated using a discounted cash flow model.

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

		Fair Value Measurements at September 30, 2008, Using

Description	Fair Value September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	19,398	—	19,398	—
Other Real Estate Owned	5,852	—	5,852	—

Total assets measured at fair value on a nonrecurring basis	$25,250	$—	$25,250	$—

Impaired loans - Impaired loans, which are measured for impairment using the fair value of the collateral for the collateral dependent loans, had a carrying amount of $20,190,000, with a specific reserve of $792,000.

Other Real Estate Owned - Other real estate owned represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the fair value of the real estate less costs to sell, which becomes the property’s new basis.

NOTE K - NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”(SFAS No. 162). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The provisions of SFAS No. 162 did not have a material impact on the Company’s condensed consolidated financial statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurement as of September 30, 2008.

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

Share Based Compensation

At September 30, 2008, the Company had four shareholder approved stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan and the 2008 Stock Incentive Plan. The 1999 Director Stock Option Plan replaced the existing North Valley Bancorp 1989 Director Stock Option Plan. The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the Annual Meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. See Note C – Stock-Based Compensation to the Unaudited Condensed Consolidated Financial Statements in Item 1 – Financial Statements.

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

Impairment of Investment Securities

Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, the financial condition of the issuer, rating agency changes related to the issuer’s securities and the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. See Note B – Investment Securities to the Unaudited Condensed Consolidated Financial Statements in Item 1 – Financial Statements.

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

Overview

North Valley Bancorp (the “Company”) is a bank holding company headquartered in Redding, California. The Company’s wholly owned subsidiary, North Valley Bank (“NVB”), a state-chartered bank, operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with twenty-six commercial banking offices, including two in-store supermarket branches, seven Business Banking Centers and a loan production office, in Northern California. The Company’s principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company’s primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues.

Earnings Summary

(in thousands except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net interest income	$8,812	$10,245	$27,009	$30,674
Provision for loan and lease losses	1,500	850	9,100	850
Noninterest income	284	3,350	7,252	9,654
Noninterest expense	9,694	9,481	29,075	30,443
(Benefit) provision for income taxes	(679)	1,044	(1,266)	2,891

Net (loss) income	$(1,419)	$2,220	$(2,648)	$6,144

(Loss)/Earnings Per Share
Basic	$(0.19)	$0.30	$(0.36)	$0.84
Diluted	$(0.19)	$0.29	$(0.36)	$0.80

Annualized (Loss)/Return on Average Assets	(0.62%)	0.97%	(0.38%)	0.92%
Annualized (Loss)/Return on Average Equity	(7.13%)	11.15%	(4.33%)	10.55%

The Company had a net loss of $1,419,000, or $0.19 per diluted share, and $2,648,000, or $0.36 per diluted share, for the three and nine months ended September 30, 2008, respectively. This represents a decrease in net income of $3,639,000 and $8,792,000 when compared to the three and nine months ended September 30, 2007. The decrease in net income for the three and nine months ended September 30, 2008 compared to the same periods in 2007 was principally driven by an impairment charge of $3,284,000 on FNMA Preferred Stock that management concluded was impaired during the third quarter of 2008 and a $1,500,000 provision for loan and lease losses for the three months ended September 30, 2008 and a total provision of $9,100,000 for the nine months ended September 30, 2008 compared to an $850,000 provision for the three and nine month periods in 2007. Additionally, net interest income decreased $1,433,000 for the three months ended September 30, 2008 and decreased $3,665,000 for the nine months ended September 30, 2008 compared to the same periods in 2007. Noninterest income decreased $3,066,000 and $2,402,000 for the three and nine months ended September 30, 2008 compared to the same periods in 2007 due to the impairment charge discussed above. Noninterest expense increased $213,000 for the three months ended September 30, 2008 compared to the same period in 2007, and decreased $1,367,000 for the nine months ended September 30, 2008 compared to the same period in 2007. As a result of the net losses, the Company recorded a benefit for income taxes of $679,000 and $1,266,000 for the three and nine months ended September 30, 2008 compared to a provision for income taxes of $2,220,000 and $2,891,000 for the same periods in 2007.

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

The following tables are a summary of the Company’s net interest income, presented on a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning assets, for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)

	Three months ended September 30, 2008			Three months ended September 30, 2007

	Average Balance	Yield/ Rate	Interest Amount	Average Balance	Yield/ Rate	Interest Amount

Assets
Earning assets:
Federal funds sold	$604	1.97%	$3	$977	4.87%	$12
Investment securities:
Taxable	73,827	4.13%	769	90,946	4.30%	986
Non-taxable (1)	20,019	6.74%	340	20,748	6.73%	352
FNMA preferred stock (1)	3,248	9.53%	78	5,000	6.19%	78

Total investments	97,094	4.85%	1,187	116,694	4.81%	1,416
Loans and leases (2)(3)	714,546	6.49%	11,686	696,861	7.85%	13,790

Total earning assets	812,244	6.29%	12,876	814,532	7.41%	15,218

Non earning assets	102,698			99,286
Allowance for loan and lease losses	(13,547)			(8,786)

Total non-earning assets	89,151			90,500

Total assets	$901,395			$905,032

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction accounts	$154,408	0.58%	$227	$156,414	0.51%	$200
Savings and money market	177,654	1.51%	678	189,995	1.92%	918
Time certificates	261,105	3.47%	2,282	224,154	4.68%	2,642
Other borrowed funds	61,363	4.82%	745	71,269	6.00%	1,078

Total interest bearing liabilities	654,530	2.38%	3,932	641,832	2.99%	4,838

Demand deposits	156,427			174,123
Other liabilities	11,488			10,098

Total liabilities	822,445			826,053

Shareholders’ equity	78,950			78,979

Total liabilities and shareholders’ equity	$901,395			$905,032

Net interest income			$8,944			$10,380

Net interest spread		3.91%			4.42%

Net interest margin		4.37%			5.06%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.

(2)	Loans on nonaccrual status have been included in the computations of averages balances.

(3)	Includes loan fees of $95 and $351 for the three months ended September 30, 2008 and 2007, respectively.

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)

	Nine months ended September 30, 2008			Nine months ended September 30, 2007

	Average Balance	Yield/ Rate	Interest Amount	Average Balance	Yield/ Rate	Interest Amount

Assets
Earning assets:
Federal funds sold	$475	2.52%	$9	$9,933	5.26%	$391
Investment securities:
Taxable	79,858	4.12%	2,469	96,972	4.38%	3,177
Non-taxable (1)	20,248	6.72%	1,021	21,007	6.82%	1,072
FNMA preferred stock (1)	3,272	9.57%	235	7,175	6.45%	346

Total investments	103,378	4.80%	3,725	125,154	4.91%	4,595
Loans and leases (2)(3)	734,913	6.69%	36,908	670,469	7.90%	39,622

Total earning assets	838,766	6.45%	40,642	805,556	7.40%	44,608

Non earning assets	99,708			99,603
Allowance for loan and lease losses	(12,472)			(8,809)

Total non-earning assets	87,236			90,794
Total assets	$926,002			$896,350

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction accounts	$155,624	0.63%	$732	$158,883	0.48%	$574
Savings and money market	181,149	1.64%	2,231	195,453	1.88%	2,746
Time certificates	252,463	3.93%	7,443	214,403	4.55%	7,304
Other borrowed funds	86,150	4.39%	2,842	63,551	6.06%	2,881

Total interest bearing liabilities	675,386	2.61%	13,248	632,290	2.86%	13,505

Demand deposits	159,564			175,200
Other liabilities	9,579			10,970

Total liabilities	844,529			818,460

Shareholders’ equity	81,473			77,890

Total liabilities and shareholders’ equity	$926,002			$896,350

Net interest income			$27,394			$31,103

Net interest spread		3.84%			4.54%

Net interest margin		4.35%			5.16%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.

(2)	Loans on nonaccrual status have been included in the computations of averages balances.

(3)	Includes loan fees of $387 and $1,076 for the nine months ended September 30, 2008 and 2007, respectively.

Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. Net interest income, which represents the Company’s largest component of revenues and is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, decreased $1,436,000, or 13.8%, for the three months ended September 30, 2008 compared to the same period in 2007. Interest income decreased by $2,342,000 for the third quarter of 2008, primarily due to foregone interest income of $507,000 due to loans placed on nonaccrual status and a reduction in yield on the loan portfolio and in the interest earned on investment securities and Federal funds sold due primarily to the decreases in the average balances. Interest expense decreased $906,000 as the increase in the average balance of interest bearing liabilities of $12,698,000 was more than offset by the decrease on rates paid on deposits and borrowings for the quarter ended September 30, 2008 compared to the same period in 2007. Average loans increased $17,685,000 in the third quarter of 2008 compared to the third quarter of 2007, however the yield on the loan portfolio for the comparable periods decreased 136 basis points to 6.49%. This decrease is reflective of the declining interest rate environment and the impact of foregone interest income on the loans placed on nonaccrual. Interest rates set by the Federal Reserve Board have declined 325 basis points since September 2007. The increase in average total loans was primarily funded by a decrease in average investments and Federal funds sold of $19,973,000. Average yields on total average earning assets decreased 112 basis points from the quarter ended September 30, 2007 to 6.29% for the quarter ended September 30, 2008. Over the same period the average rate paid on interest-bearing liabilities decreased by 61 basis points to 2.38%. As a result of the above, the Company’s net interest margin for the quarter ended September 30, 2008 was 4.37%, a decrease of 69 basis points from the 5.06% for the quarter ended September 30, 2007 but consistent with the 4.34% net interest margin for the linked quarter ended June 30, 2008.

Net interest income decreased $3,709,000 for the nine months ended September 30, 2008 compared to the same period in 2007. Interest income decreased by $3,966,000 for the nine months ended September 30, 2008, primarily due to foregone interest income of $1,563,000 due to loans placed on nonaccrual status, an overall reduction in yields earned of 95 basis points, primarily on the loan portfolio even with the increase in the average balances of loans and leases, and a reduction in the interest earned on investment securities and Federal funds sold as a result of both lower average balances and lower yields. Interest expense decreased $257,000 due primarily to a decrease in rates paid on average interest bearing liabilities of 25 basis points for the nine months ended September 30, 2008 compared to the same period in 2007 having a greater impact than the increase in the average balances of interest bearing liabilities. As a result of the above, the Company’s net interest margin for the nine months ended September 30, 2008 decreased 81 basis points to 4.35% from 5.16% for the nine months ended September 30, 2007.

Currently the Company is retaining fixed-rate 15-and 30-year conforming residential mortgages to better diversify the portfolio and also adding fixed rate mortgages with the steepening of the yield curve in this declining interest rate environment. The Company will continue to sell the fixed rate jumbo mortgage loans it originates.

Provision for Loan and Lease Losses

The Company recorded a provision for loan and lease losses of $1,500,000 for the three months ended September 30, 2008 and a total provision of $9,100,000 for the nine months ended September 30, 2008. The Company recorded an $850,000 provision for the three and nine months ended September 30, 2007. The process for determining allowance adequacy and the resultant provision for loan losses includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic environment and activity. The decision to record the $1,500,000 and $9,100,000 provisions for the three and nine months ended September 30, 2008 reflects management’s assessment of the overall adequacy of the allowance for loan and lease losses including the consideration of the increase in nonperforming loans and the overall effect of the slowing economy, particularly in real estate. Management believes that the current level of allowance for loan and lease losses as of September 30, 2008 of $9,958,000, or 1.43% of total loans and leases, is adequate at this time. The allowance for loan and lease losses was $10,755,000, or 1.44% of total loans and leases, at December 31, 2007. For further information regarding our allowance for loan and lease losses, see “Allowance for Loan and Lease Losses” on page 25.

Noninterest Income

The following table is a summary of the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2008	2007	2008	2007

Service charges on deposit accounts	$1,850	$1,791	$5,460	$5,122
Other fees and charges	1,003	939	2,947	2,797
Earnings on cash surrender value of life insurance policies	329	333	971	942
Gain on sale of loans	4	34	99	131
Loss on sales, calls and impariment of investment securities	(3,284)	(1)	(3,284)	(36)
Other	382	254	1,059	698

Total noninterest income	$284	$3,350	$7,252	$9,654

Noninterest income decreased $3,066,000 from $3,350,000 for the three months ended September 30, 2007 to $284,000 for the same period in 2008. During the third quarter of 2008, the Company recognized an impairment loss on its FNMA Preferred Stock of $3,284,000. The Company had purchased 100,000 shares of this security in June 2003 at par, $50.00 per share, and recognized an impairment charge in the fourth quarter of 2007 to its December 31, 2007 market value of $32.84. Due to the United States Treasury and the Federal Housing Finance Agency (FHFA) decision to place Fannie Mae (FNMA) and Freddie Mac (FHLMC) under conservatorship on September 7, 2008, the Company concluded that these securities were further impaired and were written down by $3,284,000 to zero at September 30, 2008. This impairment was the primary reason for the decrease in noninterest income for the quarter ended September 30, 2008. Service charges on deposits increased $59,000 from the three months ended September 30, 2007 compared to the same period in 2008, driven by growth in the number of demand accounts. Other fees and charges increased $64,000 to $1,003,000 for the three months ended September 30, 2008 compared to $939,000 for the same period in 2007. The Company recorded $4,000 in gains on sales of mortgages for the three months ended September 30, 2008 compared to $34,000 in gains on sales of mortgages for the same period in 2007. Other income increased $128,000 to $382,000 for the three months ended September 30, 2008 from $254,000 for the same period in 2007 primarily due to a $114,000 gain on the sale of other real estate owned.

Noninterest income decreased $2,402,000 to $7,252,000 for the nine months ended September 30, 2008 from $9,654,000 for the same period in 2007, primarily due to the impairment charge discussed above. The remaining components of noninterest income were positive with service charges on deposit accounts increasing $338,000, other fees and charges increasing $150,000, and other noninterest income increasing $358,000, for the nine months ended September 30, 2008 compared to the same period in 2007.

Noninterest Expense

The following table is a summary of the Company’s noninterest expense for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2008	2007	2008	2007

Salaries & employee benefits	$5,213	$5,306	$15,854	$16,340
Occupancy expense	773	773	2,247	2,296
Data processing expenses	544	552	1,651	1,674
Equipment expense	485	499	1,438	1,552
Professional services	426	161	1,025	971
ATM expense	275	237	764	742
Marketing	199	266	647	794
Operations expense	182	215	602	651
Director	148	92	501	407
Amortization of intangibles	37	163	362	488
Postage	158	141	461	395
Printing & supplies	157	143	503	531
Merger expense	—	5		761
Other	1,097	928	3,020	2,841

Total noninterest expense	$9,694	$9,481	$29,075	$30,443

Noninterest expense totaled $9,694,000 for the three months ended September 30, 2008, compared to $9,481,000 for the same period in 2007. This represents an increase of $213,000, or 2.3%, for the three months ended September 30, 2008 from the comparable period in 2007. Salaries and benefits decreased by $93,000 or 1.8% to $5,213,000 for the three months ended September 30, 2008 compared to $5,306,000 for the same period in 2007 due primarily to a reduction in bonus accruals and a slight reduction in staffing. Professional services expense increased $265,000 for the three months ended September 30, 2008 compared to the same period in 2007. Professional services expense was greater for the three months ended September 30, 2008 compared to the same period a year ago which reflects that the amounts for the three months ended September 30, 2007 were lower for audit, legal and tax work due to the pending merger with Sterling Financial Corporation which was later terminated. Most other expense categories for the three months ended September 30, 2008 experienced relatively small decreases or increases from the same respective period in 2007. The Company’s ratio of noninterest expense to average assets was 4.27% for the three months ended September 30, 2008 compared to from 4.16% for the same period in 2007. The Company’s efficiency ratio was 106.57% for the three months ended September 30, 2008 compared to 69.74% for the same period in 2007.

Noninterest expense totaled $29,075,000 for the nine months ended September 30, 2008, compared to $30,443,000 for the same period in 2007. This represents a decrease of $1,368,000, or 4.5%, for the nine months ended September 30, 2008 from the comparable period in 2007. This decrease is due primarily to merger related expenses associated with the terminated merger with Sterling Financial Corporation of $1,086,000 recognized for the nine months ended September 30, 2007. Salaries and benefits decreased by $486,000 to $15,854,000 for the nine months ended September 30, 2008 compared to $16,340,000 for the same period in 2007 due primarily to a reduction in bonus accruals and a slight reduction in staffing. Most other expense categories for the nine months ended September 30, 2008 experienced relatively small changes from the same respective period in 2007. The Company’s ratio of noninterest expense to average assets was 4.19% for the nine months ended September 30, 2008 compared to 4.53% for the same period in 2007. The Company’s efficiency ratio was 84.87% compared to 75.49% for the nine months ended September 30, 2008 and 2007, respectively.

Income Taxes

The Company recorded a benefit for income taxes for the quarter ended September 30, 2008 of $679,000, resulting in an effective tax benefit rate of 32.4%, compared to a provision for income taxes of $1,044,000, or an effective tax rate of 32.0%, for the quarter ended September 30, 2007. The benefit for income taxes for the nine month period ended September 30, 2008 was $1,266,000, resulting in an effective tax benefit rate of 32.4%, compared to a provision for income taxes of $2,891,000, or an effective tax rate of 32.0%, for the same period in 2007.

Financial Condition as of September 30, 2008 As Compared to December 31, 2007

Total assets at September 30, 2008 decreased $64,843,000 to $884,176,000, compared to $949,019,000 at December 31, 2007. Loans and leases decreased $49,945,000, or 6.7%, to $696,308,000 at September 30, 2008 from $746,253,000 at December 31, 2007. Deposits increased $18,392,000, or 2.5%, from December 31, 2007 to $755,131,000 at September 30, 2008. Investment securities decreased $21,092,000 to $83,280,000 at September 30, 2008, compared to $104,372,000 at December 31, 2007. Other borrowed funds decreased $78,937,000 or 90.5% to $8,255,000 at September 30, 2008 compared to $87,192,000 at December 31, 2007.

Loan and Lease Portfolio

Loans and leases, the Company’s major component of earning assets, decreased $49,945,000 during the first nine months of 2008 to $696,308,000 at September 30, 2008, from $746,253,000 at December 31, 2007. Commercial real estate loans and commercial loans increased by $19,887,000 and $1,771,000, respectively, during the first nine months of 2008, which was offset due to real estate construction loans decreasing by $76,939,000 over the same period. Real estate – mortgage loans increased $9,411,000, while installment loans decreased $7,849,000 during the first nine months of 2008. Direct financing leases and other loans increased from December 31, 2007 by $3,641,000.

The Company’s average loan to deposit ratio was 95.3% for the quarter ended September 30, 2008 compared to 93.6% for the same period in 2007. The increase in the Company’s average loan to deposit ratio is driven by an increase in total average loans of $17,685,000 while total average deposits increased by $4,908,000.

(in thousands)	September 30, 2008	December 31, 2007

Commercial	$94,190	$92,419
Real estate - commercial	317,159	297,272
Real estate - construction	148,819	225,758
Real estate - mortgage	59,542	50,131
Installment	33,312	41,161
Direct financing leases	1,146	1,307
Other	43,100	39,297

	697,268	747,345

Deferred loan fees, net	(960)	(1,092)
Allowance for loan and lease losses	(9,958)	(10,755)

	$686,350	$735,498

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

At September 30, 2008, the recorded investment in loans and leases for which impairment had been recognized was approximately $20,136,000 compared to $3,359,000 at September 30, 2007 and $1,608,000 at December 31, 2007. Of the 2008 balance, there was a related valuation allowance of $792,000. If interest had been accrued on the nonperforming loans, such income would have approximated $507,000 and $1,563,000 for the three and nine months ended September 30, 2008, respectively, compared to $9,000 and $29,000 for the three and nine months ended September 30, 2007, respectively.

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

Nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) totaled $20,190,000 at September 30, 2008, an increase of $16,823,000 from the total at September 30, 2007 and an increase of $18,426,000 from December 31, 2007. Nonperforming loans as a percentage of total loans were 2.90% at September 30, 2008, compared to 0.47% at September 30, 2007, and 0.24% at December 31, 2007. Nonperforming assets (nonperforming loans and OREO) totaled $26,042,000 at September 30, 2008, an increase of $21,773,000 from September 30, 2007, and an increase of $23,376,000 from December 31, 2007. Nonperforming assets as a percentage of total assets were 2.95% at September 30, 2008 compared to 0.46% at September 30, 2007, and 0.28% at December 31, 2007.

The level of nonperforming loans decreased $2,390,000 to $20,190,000 at September 30, 2008 from $22,580,000 at June 30, 2008 primarily as a result of charging off the specific reserves set for certain of these credits of $4,316,000 and secondarily due to paydowns received on certain loans. Specific reserves have been recorded totaling $792,000 for nonperforming loans at September 30, 2008. Nonperforming assets decreased $4,746,000 to $26,042,000 at September 30, 2008 from $30,788,000 at June 30, 2008. As discussed in the Company’s first quarter 2008 Form 10-Q, there were four real estate projects with loans totaling $24,047,000 which were the primary reason for the increase in nonperforming loans at March 31, 2008: two loans were for residential development projects for $9,509,000 and $6,750,000, respectively, and the other two were residential acquisition and development loans for $4,876,000 and $2,912,000, respectively. Set forth below is a discussion and update on those four loans.

The larger of the two residential development project loans (for $9,509,000 at March 31, 2008) was included in our classified loans and risk-rated – Substandard at December 31, 2007 based on slower sales and a weakening real estate market. During the first quarter of 2008, the project’s absorption rates slowed from one sale per month to an estimated one sale per two to three months and the updated sales projections through March 31, 2008 raised a concern as to whether the borrower could continue to make the scheduled interest payments. Interest payments were current at December 31, 2007 (last payment for this loan was December 20, 2007). The Company met with the borrower in the first quarter of 2008 to discuss the status of the project and potential other sources of payments on the project and concluded the best strategy would be for the borrower to finish the houses under construction, have no new house starts and sell the finished lots. To understand the potential loss exposure and properly value the collateral support provided by the property with the continuing decline in real estate values in California, a new appraisal was ordered on the project in February 2008. The Company received the appraisal on March 7, 2008 and the appraisal demonstrated the continuing decline in the value of the underlying project. Although interest payments were current at December 31, 2007, the Company’s assessment that the borrower did not have the ability to continue to make the scheduled interest payments coupled with the decline in appraised value resulted in a decision to consider this loan as impaired, place the loan on nonaccrual and revaluate the level of specific reserve for the credit. This loan was placed on nonaccrual on March 25, 2008. As of September 30, 2008, this loan with a balance of $4,497,000 remains on nonaccrual. The decrease of $4,959,000 from its June 30, 2008 balance of $9,456,000 is a result of the collection of $2,246,000 from the borrower and the charge-off of the $2,713,000 specific reserve on this credit during the third quarter of 2008 to reduce the loan to its net realizable value.

The second of the two residential development project loans (for $6,750,000 at March 31, 2008) was included in our classified loans and risk-rated – Substandard at December 31, 2007 based on slower sales and a weakening real estate market. During the first quarter of 2008, the project’s absorption rates slowed and the updated sales projections through March 31, 2008 raised a concern as to whether the borrower could continue to make the scheduled interest payments. Interest payments were current at December 31, 2007 (last payment for this loan was January 3, 2008). The Company met with the borrower in the first quarter of 2008 to discuss the status of the project and potential other sources of payments on the project and concluded the best strategy would be for the borrower to finish the houses under construction, have no new house starts and sell the finished lots. To understand the potential loss exposure and properly value the collateral support provided by the properties with the continuing decline in real estate values in California, a new appraisal was ordered on the project in January 2008. The Company received the appraisal on February 25, 2008 and the appraisal demonstrated the continuing decline in the values of the underlying project. Although interest payments were current at December 31, 2007, the Company’s assessment that the borrower did not have the ability to continue to make the scheduled interest payments coupled with the decline in appraised value resulted in a decision to consider this loan as impaired, place the loan on nonaccrual and revaluate the level of specific reserves for the credit. This loan was placed on nonaccrual on March 25, 2008. This loan was paid down by $1,703,000 to $5,047,000 during the second quarter of 2008, and on June 27, 2008 the Company negotiated a deed in lieu of foreclosure and took the property into OREO (21 finished lots and 8 homes) at a carrying value of $3,263,000 which represented the fair value of the property less estimated costs to sell at the time of transfer. On transfer to OREO, the Company took a charge to the Allowance for Loan and Lease Losses (ALLL) of $2,012,000 to reflect the fair value of the OREO compared to the specific reserve at that time of $1,300,000. The charge-off taken was $712,000 greater than the reserve established as a result of the actual sales price of the lots being less than the value established based on the February 25, 2008 appraisal. The Company sold the 21 lots for $1,372,000 on June 30, 2008, and the remaining 8 homes remained in OREO at a carrying value of $1,891,000. These 8 homes were sold during the third quarter of 2008 and the Company recognized a $114,000 gain on the sale.

The larger of the two residential acquisition and development loans (for $4,876,000 at March 31, 2008) was risk-rated – Special Mention at December 31, 2007. Interest payments were current at December 31, 2007 (last payment was February 8, 2008). The Company met with the borrower during the first quarter of 2008 and concluded from the meeting that due to a lack of sales the borrower was not capable of making the scheduled interest payments and the loan was placed on nonaccrual on March 31, 2008. The Company ordered a new appraisal on the property in May 2008 as part of the Company’s comprehensive review of its construction portfolio. The appraisal was received on May 23, 2008 and it demonstrated the continuing decline in the value of the underlying project. Although interest payments were current through February 2008, the Company’s assessment that the borrower did not have the ability to continue to make the scheduled interest payments coupled with the decline in appraised value resulted in the decision to consider this loan as impaired, place the loan on nonaccrual and revaluate the level of the related specific reserve for the credit. The Company negotiated a deed in lieu of foreclosure with the borrower as a strategy to avoid the threat of bankruptcy and potentially create an extended workout period. The deed in lieu of foreclosure represented the best course of action for the Company as we had spoken to interested buyers for the collateral and because we believed that having control of the asset improved our overall business position given the continuing decline in real estate values and the time requirements to work through a lengthy bankruptcy and foreclosure process. In negotiating the deed in lieu of foreclosure, the Company released certain existing collateral positions back to the borrower which resulted in a deficiency in the remaining available collateral supporting this loan. Additionally, the Company obtained a new appraisal on May 23, 2008 for the 57 multi-family lots which indicated a further decline in value. At June 30, 2008, the Company took $5,414,000 of property into OREO consisting of 57 multi-family lots at a carrying value of $2,875,000 and 11 rental homes at a carrying value of $2,539,000 (the homes were from another loan that was cross-collateralized) and the Company took a charge against the allowance for loan and lease losses on the transfer to OREO of $1,316,000. The Company did not have any specific reserves on this borrowing prior to the transfer. A portion of this property was sold at its carrying value during the third quarter of 2008 for $464,000, and the carrying value of the remaining OREO was $4,950,000 at September 30, 2008.

The second of the two residential acquisition and development loans (for $2,912,000 at March 31, 2008) was risk-rated – Substandard at December 31, 2007. The loan was 30 days past due at December 31, 2007 (last payment was November 21, 2007). The Company met with the borrower during the first quarter of 2008 and concluded from the meeting that due to a lack of sales the borrower was not capable of making the scheduled interest payments and the loan was placed on nonaccrual on March 4, 2008. The Company ordered a new appraisal on the property in January 2008 as part of the Company’s comprehensive review of its construction portfolio. The appraisal was received on February 29, 2008 and it demonstrated the continuing decline in the value of the underlying project. The Company’s assessment that the borrower did not have the ability to continue to make the scheduled interest payments coupled with the decline in appraised value resulted in the decision to consider this loan as impaired, place the loan on nonaccrual and revaluate the level of the related specific reserves for this credit. During the second quarter of 2008, the Company negotiated a deed in lieu of foreclosure and transferred the property into OREO at a carrying value of $1,996,000 which represented the fair value of the property less estimated costs to sell at the time of the transfer. Upon transfer the Company took a charge to the allowance of $1,018,000, compared to the specific reserve established of $900,000. On June 30, 2008, the Company sold the OREO property for $1,996,000 with no additional gain or loss on the sale being recorded.

As discussed in the Company’s 2008 second quarter Form 10-Q for the period ended June 30, 2008, the total dollar amount of reductions in nonperforming loans from pay downs and the transfers to OREO during the second quarter of 2008 was $15,195,000. This decrease was offset by increases in certain other identified nonperforming loans totaling $12,025,000 added to nonperforming loans during the second quarter of 2008. The increase was primarily due to the addition of two construction loans identified as impaired, totaling $10,201,000, in the second quarter of 2008. Set forth below is a discussion of those two loans.

The larger of the two loans (for $7,262,000 at June 30, 2008) is a mixed-use construction loan for a project located in Sonoma County and was risk-rated – Substandard at March 31, 2008. Interest payments were current at June 30, 2008 (last payment was June 13, 2008). The Company ordered a new appraisal on the property in April, 2008 as part of the Company’s comprehensive review of its construction portfolio. The appraisal was received on May 9, 2008 and it demonstrated the continuing decline in the value of the underlying project. When the Company received the updated appraisal showing the decline in collateral values on this loan, the Company met with the borrower, requiring the borrower to bring in additional cash to re-margin the loan and establish interest reserves. When the borrower was unable to comply with the requests, the Company determined that the loan was impaired, placed the loan on nonaccrual status, reversed all accrued and unpaid interest and recorded a specific reserve of $750,000 representing the amount of the probable loss based on the estimated fair value of the underlying collateral, per the updated appraisal less estimated costs to sell. Although interest payments were current at June 30, 2008, the Company’s assessment that the borrower did not have the ability to continue to make the scheduled interest payments coupled with a decline in the recently appraised value resulted in the decision to consider this loan as impaired and to place the loan on nonaccrual. As of September 30, 2008, this loan with a balance of $4,506,000 remains on nonaccrual. The decrease of $2,756,000 from the June 30, 2008 balance of $7,262,000 is a result of the collection of $2,256,000 from the borrower and the charge-off of $500,000 of the specific reserve. At September 30, 2008, this loan had a $250,000 specific reserve.

The second of the two loans (for $2,939,000 at June 30, 2008) is a residential development project located in Placer County and was risk-rated – Substandard at March 31, 2008. Interest payments were current at June 30, 2008 (last payment was June 25, 2008). The Company ordered a new appraisal on the property in February, 2008 as part of the Company’s comprehensive review of its construction portfolio. The appraisal was received on March 26, 2008 and it demonstrated the continuing decline in the value of the underlying project. When the Company received the updated appraisal showing the decline in collateral values on this loan, the Company met with the borrower, requiring the borrower to bring in additional cash to re-margin the loan and establish interest reserves. When the borrower was unable to comply with the requests, the Company determined that the loan was impaired, placed the loan on nonaccrual status, reversed all accrued and unpaid interest and recorded a specific reserve of $250,000 representing the amount of the probable loss based on the estimated fair value of the underlying collateral, per the updated appraisal less estimated costs to sell. Although interest payments were current at June 30, 2008, the Company’s assessment that the borrower did not have the ability to continue to make the scheduled interest payments coupled with a decline in the recently appraised value resulted in the decision to consider this loan as impaired and to place the loan on nonaccrual. During the third quarter of 2008, the specific reserve for this loan was increased to $680,000 and it was charged-off to reduce the loan to its nets realizable value of $2,259,000 at September 30, 2008.

The total dollar amount of reductions in nonperforming loans during the third quarter of 2008 was $9,982,000 due primarily to the pay downs and charge-offs noted above. There were no transfers to OREO during the third quarter of 2008. This decrease was offset by the addition of 23 loans on nonaccrual status totaling $7,592,000 (which are primarily secured by real-estate) during the third quarter of 2008. The largest of this group is a $1,125,000 residential lot development loan located in Shasta County. This loan was risk-rated – Special Mention at June 30, 2008. The loan was 30 days past due at June 30, 2008 (last payment was May 14, 2008). During the second quarter of 2008, sales activity on the project had slowed, and to understand the potential loss exposure and properly value the collateral support provided by the property with the continuing decline in real estate values in California, the Company ordered a new appraisal on the project in June, 2008. The appraisal was received on July 6, 2008 and it demonstrated the continuing decline in the value of the underlying project. When the Company received the updated appraisal showing the decline in collateral values on this loan, the Company met with the borrower, requiring the borrower to bring in additional cash to re-margin the loan and establish interest reserves. When the borrower was unable to comply with the requests, the Company determined that the loan was impaired, placed the loan on nonaccrual status and reversed all accrued and unpaid interest. The Company has not recorded a specific reserve for this loan as it does not anticipate a loss based on the estimated fair value of the underlying collateral, per the updated appraisal less estimated costs to sell.

Gross loan and lease charge offs for the third quarter of 2008 were $5,305,000 and recoveries totaled $86,000 resulting in net charge offs of $5,219,000. This compares to net recoveries of $6,000 for the third quarter of 2007. Gross charge offs for the nine months ended September 30, 2008 were $10,081,000 and recoveries totaled $184,000 resulting in net charge offs of $9,897,000. This compares to net charge-offs of $79,000 for the nine months ended September 30, 2007.

The Company continues to evaluate the loan and lease portfolio as part of a focused internal credit review process. As part of the ongoing evaluation, the Company has identified additional internal downgrades to certain credits subsequent to September 30, 2008. If these credits deteriorate further, the Company may have additional increases in nonperforming loans and it may require additional provisions for loan and lease losses.

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

Nonperforming assets at September 30, 2008, and December 31, 2007, are summarized as follows (in thousands):

	September 30, 2008	December 31, 2007

Nonaccrual loans and leases	$20,136	$1,608
Loans and leases past due 90 days and accruing interest	54	156
Other real estate owned	5,852	902

Total nonperforming assets	$26,042	$2,666

Nonaccrual loans and leases to total gross loans and leases	2.89%	0.22%
Nonperforming loans and leases to total gross loans and leases	2.90%	0.24%
Total nonperforming assets to total assets	2.95%	0.28%

Allowance for Loan and Lease Losses

A summary of the allowance for loan and lease losses at September 30, 2008 and September 30, 2007 is as follows (in thousands):

	Nine months ended September 30,
	2008	2007

Balance beginning of period	$10,755	$8,831
Provision for loan and lease losses	9,100	850
Net (charge-offs) recoveries	(9,897)	(79)

Balance end of period	$9,958	$9,602

Allowance for loan and lease losses to total loans and leases	1.43%	1.34%

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

The formula allowance is adjusted for qualitative factors that are based upon management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated to determine the adjustment to the formula allowance at September 30, 2008 included the following, which existed at the balance sheet date:

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

The $9,958,000 in formula and specific allowances reflects management’s estimate of the inherent loss in various pools or segments in the portfolio and individual loans and leases, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio.

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

Deposits

Total deposits increased $18,392,000, or 2.50%, to $755,131,000 at September 30, 2008 compared to $736,739,000 at December 31, 2007. Time certificate deposits and interest-bearing demand deposits increased $25,555,000, or 10.6%, and $16,402,000, or 11.2%, respectively from December 31, 2007. These increases were partially offset by decreases in noninterest-bearing demand deposits and savings and money market deposits of $10,546,000, or 6.3%, and $13,019,000, or 7.2%, respectively from December 31, 2007. During the first nine months of 2008, the Company continued to experience a shift in deposits from noninterest-bearing demand to interest-bearing demand and time certificates.

(in thousands)	September 30, 2008	December 31, 2007

Noninterest-bearing demand	$157,069	$167,615
Interest-bearing demand	163,458	147,056
Savings	168,173	181,192
Time certificates	266,431	240,876

Total deposits	$755,131	$736,739

As a result of the deposit increase (coupled with the reduction in loans outstanding and the pay downs on investment securities), the Company relied less on other borrowed funds which decreased $78,937,000, or 90.5%, to $8,255,000 at September 30, 2008 compared to $87,192,000 at December 31, 2007.

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. If not renewed, the additional FDIC insurance provision expires December 31, 2009. On October 14, 2008, the FDIC announced a new program -- the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds of $24,515,000 as of September 30, 2008 were also available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank (“FHLB”) providing additional unused borrowing capacity of $132,112,000 secured by certain loans and investment securities as of September 30, 2008. The Company also has a line of credit with the Federal Reserve Bank of San Francisco (“FRB”) of $1,618,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of September 30, 2008, borrowings consisted of overnight advances of $8,255,000 with the FHLB and correspondent bank lines of credit, and $31,961,000 was outstanding in the form of subordinated debt issued by the Company.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold and available for sale investment securities) totaled $109,219,000 and $132,910,000 (or 12.4% and 14.0% of total assets) at September 30, 2008 and December 31, 2007, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $635,857,000 and $632,236,000 at September 30, 2008 and December 31, 2007, respectively.

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

Capital Resources

The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity decreased to $76,734,000 as of September 30, 2008, as compared to $81,471,000 at December 31, 2007. The decrease was due to a net loss of $2,648,000, cash dividends paid out in the amount of $2,239,000 and an increase in unrealized loss on available for sale securities of $702,000, partially offset by the stock option exercises and stock based compensation of $852,000. Under current regulations, management believes that the Company meets all capital adequacy requirements and North Valley Bank was considered well capitalized at September 30, 2008 and December 31, 2007.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). Pursuant to the EESA, the Secretary of the Treasury was authorized to establish the Troubled Asset Relief Program (“TARP”) and to invest in financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions, in an aggregate amount up to $700 billion, for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the United States Department of the Treasury (the “UST”) announced a Capital Purchase Program (“CPP”) to invest up to $250 billion of this $700 billion amount in certain eligible U.S. banks, thrifts and their holding companies in the form of non-voting, senior preferred stock. Bank holding companies and banks eligible to participate as a Qualifying Financial Institution (“QFI”) in the CPP will be expected to comply with certain standardized terms and conditions specified by the UST, including the following:

•	Submission of an application prior to November 14, 2008 to the QFI’s Federal banking regulator to obtain preliminary approval to participate in the CPP;

•	If the QFI receives preliminary approval, it will have 30 days within which to submit final documentation and fulfill any outstanding requirements;

•

The minimum amount of capital eligible for purchase by the UST under the CPP is 1 percent of the Total Risk-Weighted Assets of the QFI and the maximum is the lesser of (i) an amount equal to 3 percent of the Total Risk-Weighted Assets of the QFI or (ii) $25 billion;

•	Capital acquired by a QFI under the CPP will be accorded Tier 1 capital treatment;

•

The preferred stock issued to the UST will be non-voting (except in the case of class votes) senior perpetual preferred stock that ranks senior to common stock and pari passu with existing preferred stock (except junior preferred stock);

•	In addition to the preferred stock, the UST will be issued warrants to acquire shares of the QFI’s common stock equal in value to 15 percent of the amount of capital purchased by the UST;

•	Dividends on the preferred stock are payable to the UST at the rate of 5% per annum for the first 5 years and 9% per annum thereafter;

•	Subject to certain exceptions and other requirements, no redemption of the preferred stock is permitted during the first 3 years;

•	Certain restrictions on the payment of dividends to shareholders of the QFI shall remain in effect while the preferred stock purchased by the UST is outstanding;

•	Any repurchase of QFI shares will require the consent of the UST, subject to certain exceptions;

•	The preferred shares must not be subject to any contractual restrictions on transfer; and

•	The QFI must agree to be bound by certain executive compensation and corporate governance requirements and senior executive officers must agree to certain compensation restrictions.

The Company is continuing to evaluate whether to participate in the CPP. Such determination will be made by the Company’s Board of Directors and will depend upon various factors including, without limitation, the requirements imposed upon the Company under the securities purchase agreement and related documentation that will be provided to a participating QFI and the evaluation of other factors including the summary factors listed above.

The Company’s and North Valley Bank’s capital amounts and risk-based capital ratios are presented below (in thousands).

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Minimum Amount	Minimum Ratio	Minimum Amount	Minimum Ratio

Company
As of September 30, 2008
Total capital (to risk weighted assets)	$103,658	12.54%	$66,130	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$88,972	10.77%	$33,044	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$88,972	10.05%	$35,412	4.00%	N/A	N/A

As of December 31, 2007
Total capital (to risk weighted assets)	$108,098	12.00%	$72,065	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$93,954	10.43%	$36,032	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$93,954	10.29%	$36,522	4.00%	N/A	N/A

North Valley Bank
As of September 30, 2008
Total capital (to risk weighted assets)	$103,310	12.50%	$66,118	8.00%	$82,648	10.00%
Tier 1 capital (to risk weighted assets)	$93,351	11.30%	$33,045	4.00%	$49,567	6.00%
Tier 1 capital (to average assets)	$93,351	10.57%	$35,327	4.00%	$44,158	5.00%

As of December 31, 2007
Total capital (to risk weighted assets)	$105,715	11.73%	$72,099	8.00%	$90,124	10.00%
Tier 1 capital (to risk weighted assets)	$94,960	10.54%	$36,038	4.00%	$54,057	6.00%
Tier 1 capital (to average assets)	$94,960	10.43%	$36,418	4.00%	$45,523	5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion there has not been a material change in the Company’s market risk profile for the nine months ended September 30, 2008 compared to December 31, 2007. Please see discussion under the caption “Interest Rate Sensitivity” on page 28.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2008. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1a. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed by the Company in its response to Item 1A of Part I of its Form 10-K for the fiscal year ended December 31, 2007, other than with respect to the risk factor identified as Real Estate Values,which was supplemented by the Company in Item 1A of Part II of its Form 10-Q for the period ended June 30, 2008, and with respect to the additional risk factors set forth below.

The effects of legislation in response to current credit conditions may adversely affect the Company.

Legislation passed at the federal level and/or by the State of California in response to current conditions affecting credit markets could cause the Company to experience higher credit losses if such legislation reduces the amount that borrowers are otherwise contractually required to pay under existing loan contracts with North Valley Bank. Such legislation could also result in the imposition of limitations upon North Valley Bank’s ability to foreclose on property or other collateral or make foreclosure less economically feasible. Such events could result in increased loan losses and require a material increase in the allowance for loan losses and thereby adversely affect the Company’s results of operations, financial condition, future prospects, profitability and stock price.

The effects of changes to FDIC insurance coverage limits are uncertain and increased premiums may adversely affect the Company.

The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures. In such event, the FDIC would take control of failed banks and guarantee payment of deposits up to applicable insured limits from the Deposit Insurance Fund. Insurance premium assessments to insured financial institutions may increase as necessary to maintain adequate funding of the Deposit Insurance Fund.

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits through the scheduled end of the program, currently December 31, 2009. Increased premiums will impact the Company’s earnings.

It is not clear how depositors may respond regarding the increase in insurance coverage. Despite the increase, some depositors may reduce the amount of deposits held at North Valley Bank if concerns regarding bank failures persist, which could affect the level and composition of the Bank’s deposit portfolio and thereby directly impact the Bank’s funding costs and net interest margin. North Valley Bank’s funding costs may also be adversely affected in the event that activities of the Federal Reserve Board and the U.S. Department of the Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affect the Company’s results of operations, financial condition, future prospects, profitability and stock price.

The Troubled Asset Relief Program includes restrictions that affect participating institutions and their shareholders.

The Emergency Economic Stabilization Act of 2008 gave the United States Department of the Treasury authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, the Treasury Department announced plans to direct $250 billion of this authority into a Capital Purchase Program (“CPP”) under which the Treasury Department will make preferred stock investments in bank holding companies, banks and other qualifying financial institutions. The terms and conditions of the CPP could reduce investment returns to shareholders of participating bank holding companies and banks by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices. The Company is currently evaluating whether to participate in the CPP.

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

Date:  November 10, 2008

By:

/s/ Michael J. Cushman

Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin R. Watson

Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)