Form 10-K
period 2008-12-31
NORTH VALLEY BANCORP
filed 2009-03-16
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ___________.

Commission file number 0-10652

NORTH VALLEY BANCORP

(Exact name of registrant as specified in its charter)

California	94-2751350

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Park Marina Circle, Redding, California 96001

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $44,041,000 as of June 30, 2008.

The number of shares outstanding of common stock as of February 28, 2009, were 7,495,817.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the duration of financial and economic volatility and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system; (2) variances in the actual versus projected growth in assets and return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment including government intervention in the U.S. financial system; (10) changes in business conditions and inflation; (11) changes in securities markets, public debt markets, and other capital markets; (12) data processing and other operational systems failures or fraud; (13) a decline in real estate values in the Company’s operating market areas; (14) the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications; and (15) changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations, as well as other factors. The factors set forth under “Item 1A - Risk Factors” in this report and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report when evaluating the business prospects of the Company and its subsidiaries.

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

General

North Valley Bancorp (the “Company”) is a bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Board of Governors”). The Company was incorporated in 1980 in the State of California. The Company owns 100% of its principal subsidiaries, North Valley Bank (“NVB”), North Valley Trading Company (“Trading Company”), which is inactive, North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III, and North Valley Capital Statutory Trust IV. On October 11, 2000, the Company completed its plan of reorganization with Six Rivers National Bank. On January 2, 2002, Six Rivers National Bank became a California State chartered bank and in conjunction with this charter conversion, changed its name to Six Rivers Bank (“SRB”). On January 1, 2004, Six Rivers Bank was merged with and into North Valley Bank with North Valley Bank as the surviving institution. Former branches of Six Rivers Bank continued to operate as Six Rivers Bank, a division of North Valley Bank until April 18, 2005. Since April 18, 2005, those branches have operated as North Valley Bank branches. (For purposes herein, “NVB” shall refer to North Valley Bank including the former branches of SRB and “SRB” will refer to the former branches and operations of SRB). On August 31, 2004, the Company acquired Yolo Community Bank (“YCB”) in a purchase transaction. Yolo Community Bank was a privately-held California banking corporation that commenced operations in 1998 and was headquartered in Woodland, California. Consideration paid was a combination of $9.5 million in cash and 741,697 shares of the Company’s common stock. Yolo Community Bank changed its name to NVB Business Bank (“NVB BB”) effective February 11, 2005. After the close of business on June 30, 2006, NVB BB was merged with and into North Valley Bank with North Valley Bank as the surviving institution. The information contained herein contains the results of operations of YCB from September 1, 2004.

At December 31, 2008 the Company had $879,551,000 in total assets, $693,422,000 in total loans and leases and $754,944,000 in total deposits. The Company does not hold deposits of any one customer or group of customers where the loss of such deposits would have a material adverse effect on the Company. The Company’s business is not seasonal.

NVB was organized in September 1972, under the laws of the State of California, and commenced operations in February 1973. NVB is principally supervised and regulated by the California Commissioner of Financial Institutions (the “Commissioner”) and conducts a commercial and retail banking business, which includes accepting demand, savings, and money market rate deposit accounts and time deposits, and making commercial, real estate and consumer loans. It also issues cashier’s checks and money orders, sells travelers’ checks and provides safe deposit boxes and other customary banking services. As a state-chartered insured member bank, NVB is also subject to regulation by the Board of Governors of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the legal limits thereupon. NVB is also participating in the FDIC Transaction Account Guarantee Program (“TAGP”). Under that program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. NVB does not offer trust services or international banking services and does not plan to do so in the near future.

NVB operates twenty-six banking offices and one Loan Production Office (“LPO”) in Shasta, Trinity, Humboldt, Del Norte, Yolo, Solano, Sonoma, Placer, and Mendocino Counties, for which it has received all of the requisite regulatory approvals. The headquarters office in Redding opened in February 1973. In October 1973, NVB opened its Weaverville Office; in October 1974, its Hayfork Office; in January 1978, its Anderson Office; and in September 1979, its Enterprise Office (East Redding). On December 20, 1982, NVB acquired the assets of two branches of the Bank of California: one located in Shasta Lake and the other in Redding, California. On June 1, 1985, NVB opened its Westwood Village Office in South Redding. On November 27, 1995, NVB opened a branch located in Palo Cedro, California. On October 14, 1997, NVB relocated its branch in Shasta Lake to a new facility. NVB opened two super-market branches in 1998 located in Cottonwood, California and Redding, California. On May 11, 1998, NVB opened a Business Banking Center in Redding, California, to provide banking services to business and professional clients. On August 13, 2001, the Business Banking Center and the Company’s Administrative offices moved to a new location at 300 Park Marina Drive in Redding, California. On August 5, 2002, NVB opened an Express Banking Center located at 2245 Churn Creek Road in Redding. On October 1, 2008, NVB opened a Loan Production Office located at 750 Mason Street, Suite 202, in Vacaville, California.

NVB has signed agreements with Essex National Securities, Inc., a registered broker-dealer, (“Essex”) whereby Essex provides broker/dealer services and standardized investment advice to NVB customers. NVB shares in the fees and commissions paid to Essex on a pre-determined schedule. In 2006, majority ownership of Essex was acquired by Addison Avenue Financial Partners, a subsidiary of the Addison Avenue Federal Credit Union.

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

NVB is chartered by the California Department of Financial Institutions (“DFI”), which rules and regulations are administered by its Commissioner (the “Commissioner”). NVB’s deposits are insured by the FDIC, and NVB is a member of the Federal Reserve System. Consequently, NVB is subject to the supervision of, and is regularly examined by, the Commissioner and the Board of Governors of the Federal Reserve System (“FRB” or “Board of Governors”). Such supervision and regulation include comprehensive reviews of all major aspects of the Bank’s business and condition, including its capital ratios, allowance for loan and lease losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. NVB is required to file reports with the Commissioner and the FRB and provide such additional information as the Commissioner and the FRB may require.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and is registered as such with, and subject to the supervision of, the Board of Governors. The Company is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits the Company from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.

The Company, and its subsidiary, NVB, are deemed to be “affiliates” within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans between affiliates, and (b) on investments by NVB in affiliates’ stock as collateral for loans to any borrower. The Company and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

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

Under the Board of Governors’ risk-based capital guidelines, assets reported on an institution’s balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution’s qualifying capital by its period-end risk-weighted assets. The guidelines establish two categories of qualifying capital: Tier 1 capital (defined to include common shareholders’ equity and noncumulative perpetual preferred stock) and Tier 2 capital which includes, among other items, limited life (and in case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses. Tier 2 capital may also include up to 45% of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk. Each institution is required to maintain a risk-based capital ratio (including Tier 1 and Tier 2 capital) of 8%, of which at least half must be Tier 1 capital.

Under the Board of Governors’ leverage capital standard, an institution is required to maintain a minimum ratio of Tier 1 capital to the sum of its quarterly average total assets and quarterly average reserve for loan losses, less intangibles not included in Tier 1 capital. Period-end assets may be used in place of quarterly average total assets on a case-by-case basis. The Board of Governors and the FDIC have adopted a minimum leverage ratio for bank holding companies as a supplement to the risk-weighted capital guidelines. The leverage ratio establishes a minimum Tier 1 ratio of 3% (Tier 1 capital to total assets) for the highest rated bank holding companies or those that have implemented the risk-based capital market risk measure. All other bank holding companies must maintain a minimum Tier 1 leverage ratio of 4% with higher leverage capital ratios required for bank holding companies that have significant financial and/or operational weakness, a high risk profile, or are undergoing or anticipating rapid growth.

At December 31, 2008, NVB and the Company were in compliance with the risk-based capital and leverage ratios described above. See Item 8, Financial Statements and Supplementary Data and Note 18 to the Financial Statements incorporated by reference therein, for a listing of the Company’s and Bank’s risk-based capital ratios at December 31, 2008 and 2007.

The Board of Governors, the OCC and FDIC have adopted regulations implementing a system of prompt corrective action for insured financial institutions pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). The regulations establish five capital categories with the following characteristics: (1) “Well capitalized” - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) “Adequately capitalized” - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a “well capitalized” institution; (3) “Undercapitalized” - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) “Significantly undercapitalized” - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) “Critically undercapitalized” - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%. NVB is considered “well capitalized” under the framework for prompt corrective action.

The regulations established procedures for classification of financial institutions within the capital categories, filing and reviewing capital restoration plans required under the regulations and procedures for issuance of directives by the appropriate regulatory agency, among other matters. The regulations impose restrictions upon all institutions to refrain from certain actions which would cause an institution to be classified within any one of the three “undercapitalized” categories, such as declaration of dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified within one of the “undercapitalized” categories. In addition, institutions which are classified in one of the three “undercapitalized” categories are subject to certain mandatory and discretionary supervisory actions. Mandatory supervisory actions include (1) increased monitoring and review by the appropriate federal banking agency; (2) implementation of a capital restoration plan; (3) total asset growth restrictions; and (4) limitation upon acquisitions, branch expansion, and new business activities without prior approval of the appropriate federal banking agency. Discretionary supervisory actions may include (1) requirements to augment capital; (2) restrictions upon affiliate transactions; (3) restrictions upon deposit gathering activities and interest rates paid; (4) replacement of senior executive officers and directors; (5) restrictions upon activities of the institution and its affiliates; (6) requiring divestiture or sale of the institution; and (7) any other supervisory action that the appropriate federal banking agency determines is necessary to further the purposes of the regulations. Further, the federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution’s total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” FDICIA also restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not “well capitalized.” An “undercapitalized” institution is not allowed to solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution’s normal market areas or in the market areas in which such deposits would otherwise be accepted.

Any financial institution which is classified as “critically undercapitalized” must be placed in conservatorship or receivership within 90 days of such determination unless it is also determined that some other course of action would better serve the purposes of the regulations. Critically undercapitalized institutions are also prohibited from making (but not accruing) any payment of principal or interest on subordinated debt without the prior approval of the FDIC and the FDIC must prohibit a critically undercapitalized institution from taking certain other actions without its prior approval, including (1) entering into any material transaction other than in the usual course of business, including investment expansion, acquisition, sale of assets or other similar actions; (2) extending credit for any highly leveraged transaction; (3) amending articles or bylaws unless required to do so to comply with any law, regulation or order; (4) making any material change in accounting methods; (5) engaging in certain affiliate transactions; (6) paying excessive compensation or bonuses; and (7) paying interest on new or renewed liabilities at rates which would increase the weighted average costs of funds beyond prevailing rates in the institution’s normal market areas.

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

The Federal Financial Institution Examination Counsel (“FFIEC”) on December 13, 1996, approved an updated Uniform Financial Institutions Rating System (“UFIRS”). In addition to the five components traditionally included in the so-called “CAMEL” rating system which has been used by bank examiners for a number of years to classify and evaluate the soundness of financial institutions (including capital adequacy, asset quality, management, earnings and liquidity), UFIRS includes for all bank regulatory examinations conducted on or after January 1, 1997, a new rating for a sixth category identified as sensitivity to market risk. Ratings in this category are intended to reflect the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices may adversely affect an institution’s earnings and capital. The revised rating system is identified as the “CAMELS” system.

The federal financial institution agencies have established bases for analysis and standards for assessing a financial institution’s capital adequacy in conjunction with the risk-based capital guidelines, including analysis of interest rate risk, concentrations of credit risk, risk posed by non-traditional activities, and factors affecting overall safety and soundness. The safety and soundness standards for insured financial institutions include analysis of (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; and (7) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. If an agency determines that an institution fails to meet any standard, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan, particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

Community Reinvestment Act (“CRA”) regulations evaluate banks’ lending to low and moderate income individuals and businesses across a four-point scale from “outstanding” to “substantial noncompliance,” and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in “substantial noncompliance” with the CRA regulations may be subject to enforcement proceedings.

NVB currently has a rating of “satisfactory” for CRA compliance.

The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Company’s subsidiary bank. The payment of cash dividends and/or management fees by NVB is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the FDIC. See Item 5 below for further information regarding the payment of cash dividends by the Company and NVB, and page 43 Subsequent Event – Suspension of Cash Dividend.

The Patriot Act

On October 26, 2001, President Bush signed the USA Patriot Act (the “Patriot Act”), which includes provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury. Title III of the Patriot Act entitled, “International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001” includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts.

Effective December 25, 2001, Section 313(a) of the Patriot Act prohibits any insured financial institution such as North Valley Bank, from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as “shell banks”), subject to certain exceptions for regulated affiliates of foreign banks. Section 313(a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319(b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

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

Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions were filed by the ACLU and other organizations. In March 2006, after temporary extensions of the Patriot Act, Congress passed and President Bush signed the “USA Patriot Act Improvement and Reauthorization Act of 2005, and the related Amendments Act of 2006,” which reauthorized all expiring provisions of the Patriot Act by making permanent 14 of the 16 provisions and imposed a four-year expiration date in 2009 on the other two provisions related to “roving surveillance” and production of business records.

The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation could increase compliance costs and thereby potentially may have an adverse effect upon the Company’s results of operations.

The Sarbanes-Oxley Act of 2002

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), legislation designed to address certain issues of corporate governance and accountability. The key provisions of the Act and the rules promulgated by the SEC pursuant to the Act include the following:

•	Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.

•	Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.

•

Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO and making issuer interference with an audit a crime.

•	Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.

•	Enhanced criminal penalties for a broad array of white collar crimes and increases in the statute of limitations for securities fraud lawsuits.

•

Disclosure of whether a company has adopted a code of ethics that applies to the company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics.

•	Disclosure of whether a company’s audit committee of its board of directors has a member of the audit committee who qualifies as an “audit committee financial expert.”

•	A prohibition on insider trading during pension plan black-out periods.

•	Disclosure of off-balance sheet transactions.

•	A prohibition on personal loans to directors and officers.

•	Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.

•

Standards of professional conduct for attorneys, requiring attorneys having an attorney-client relationship with a company, among other matters, to report “up the ladder” to the audit committee, to another board committee or to the entire board of directors regarding certain material violations.

•

Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities, reducing the filing deadline to within 2 business days of the date on which an obligation to report is triggered.

•

Accelerated filing requirements for reports on Forms 10-K and 10-Q by public companies which qualify as “accelerated filers,” with a phased-in reduction of the filing deadline for Form 10-K and Form 10-Q.

•

Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by “accelerated filers” as soon as reasonably practicable after such reports and material are filed with or furnished to the SEC.

•

Rules requiring national securities exchanges and national securities associations to prohibit the listing of any security whose issuer does not meet audit committee standards established pursuant to the Act.

The Company’s securities are listed on the NASDAQ Global Select Market. Consequently, in addition to the rules promulgated by the SEC pursuant to the Act, the Company must also comply with the listing standards applicable to all NASDAQ listed companies. The NASDAQ listing standards applicable to the Company include standards related to (i) director independence, (ii) executive session meetings of the board, (iii) requirements for audit, nominating and compensation committee charters, membership qualifications and procedures, (iv) shareholder approval of equity compensation arrangements, and (v) code of conduct requirements that comply with the code of ethics under the Act.

The effect of the Act upon the Company is uncertain; however, the Company has incurred and it is anticipated that it will continue to incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission, NASDAQ and other regulatory agencies having jurisdiction over the Company or the issuance and listing of its securities. The Company does not currently anticipate, however, that compliance with the Act and such rules and regulations will have a material adverse effect upon its financial position or results of its operations or its cash flows. The Company changed from an accelerated filer to a non-accelerated filer in 2008. Management is required to report on the effectiveness of internal control over financial reporting, but an external attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is not required for the year ended December 31, 2008.

The California Corporate Disclosure Act

Effective January 1, 2003, the California Corporate Disclosure Act (the “CCD Act”) required publicly traded corporations incorporated or qualified to do business in California to disclose information about their past history, auditors, directors and officers. Effective September 28, 2004, the CCD Act, as currently in effect and codified at California Corporations Code Section 1502.1, requires the Company to file with the California Secretary of State and disclose within 150 days after the end of its fiscal year certain information including the following:

•

The name of the company’s independent registered accounting firm and a description of services, if any, performed for a company during the previous two fiscal years and the period from the end of the most recent fiscal year to the date of filing;

•

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

•	A description of any loans made to a director at a “preferential” loan rate during the company’s two most recent fiscal years, including the amount and terms of the loans;

•	Whether any bankruptcy was filed by a company or any of its directors or executive officers within the previous 10 years;

•	Whether any director or executive officer of a company has been convicted of fraud during the previous 10 years; and

•

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

Competition

At June 30, 2008, commercial and savings banks in competition with the Company had 467 banking offices in the counties of Del Norte, Humboldt, Mendocino, Placer, Shasta, Solano, Sonoma, Trinity and Yolo where the Company operates. In those 467 banking offices (which includes the Company’s 25), there were $26.2 billion in total deposits of which the Company had an overall share of 2.84%. Additionally, the Company competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage over the Company because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services and international banking which the Company is not authorized nor prepared to offer currently. The Company has arranged with correspondent banks and with others to provide some of these services for their customers. As of December 31, 2008, NVB’s lending limit to any one borrower is $29,594,000 on a fully secured basis and $17,756,000 on an unsecured basis. These limits are adequate in most instances to compete for lending relationships within the markets we currently serve.

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

Banking is a business that depends heavily on net interest income. Net interest income is defined as the difference between the interest rate paid to obtain deposits and other borrowings and the interest rate received on loans extended to customers and on securities held in the Bank’s investment portfolio. Commercial banks compete with savings and loan associations, credit unions, other financial institutions and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.

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

Deposit Insurance

The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) had the effect of merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund (“DIF”). This change was made effective on March 31, 2006. The FDIC released final regulations under the Reform Act on November 2, 2006 that establish a revised risk-based deposit insurance assessment rate system for members of the DIF to insure, among other matters, that there will be sufficient assessment income for repayment of DIF obligations and to further refine the differentiation of risk profiles among institutions as a basis for assessments. Under the new assessment rate system, the FDIC set the assessment rates (effective January 1, 2007) for most institutions from $0.05 to $0.07 per $100 of insured deposits and established a Designated Reserve Ratio (“DRR”) for the DIF during 2007 of 1.25% of insured deposits.

The new assessment rate system consolidates the nine categories of the prior assessment system into four categories (Risk Categories I, II, III and IV) and three Supervisory Groups (A, B and C) based upon institution’s capital levels and supervisory ratings. Risk Category I includes all well capitalized institutions with the highest supervisory ratings. Risk Category II includes adequately capitalized institutions that are assigned to Supervisory Groups A and B. Risk Category III includes all undercapitalized institutions that are assigned to Supervisory Groups A and B and institutions assigned to Supervisory Group C that are not undercapitalized but have a low supervisory rating. Risk Category IV includes all undercapitalized institutions that are assigned to Supervisory Group C.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor.

On October 14, 2008, the FDIC implemented the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the financial system. The TLGP includes the Transaction Account Guarantee Program (the “TAGP”). The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The insured deposit limits are currently scheduled to return to $100,000 on January 1, 2010, except for certain retirement accounts. The TAGP coverage became effective on October 14, 2008 and is scheduled to continue for participating institutions until December 31, 2009. In addition to the existing risk-based deposit insurance premium assessed on such deposits, TAGP participants will be assessed, on a quarterly basis, an annualized 10 basis point fee on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. The Bank has elected to participate in the TAGP.

On December 16, 2008, the FDIC approved an earlier proposed seven basis point rate increase for the first quarter 2009 assessment period effective January 1, 2009 as part of the DIF restoration plan to achieve a minimum DRR of 1.15% within five years.

On February 27, 2009, the FDIC issued a press release with attached final rule dated February 26, 2009, which established increased assessment rates effective as of April 1, 2009 and included adjustments to improve differentiation of risk profiles among institutions. The FDIC concurrently adopted an interim rule that imposes a 20 basis point emergency special assessment effective June 30, 2009, to be collected from all insured depository institutions on September 30, 2009, in addition to the imposition of an emergency special assessment of up to 10 basis points at the end of any calendar quarter after June 30, 2009 if the FDIC determines the DRR will fall to a level that would adversely affect public confidence, among other factors. The proposed changes to differentiate risk profiles will require riskier institutions to pay higher assessment rates based on classification into one of four risk categories. Within each category, the FDIC will be able to assess higher rates to institutions with a significant reliance on secured liabilities, which generally raises the FDIC’s loss in the event of failure without providing additional assessment revenue. The proposal also would assess higher rates for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. The proposal also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. Together, the changes would improve the way the system differentiates risk among insured institutions and help ensure that a minimum DRR of at least 1.15% by the end of 2013.

Based upon the announced increase in assessments for insured financial institutions in 2009 as described above and the continuing adverse economic conditions impacting financial institutions generally which may necessitate further increases in assessments, the Bank anticipates that such assessments will have a significantly greater impact upon operating expenses in 2009 compared to 2008.

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

National Banks

The federal financial institution agencies, especially the OCC and the Board of Governors, have taken steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. The OCC has issued regulations permitting national banks to engage in a wider range of activities through subsidiaries. “Eligible institutions” (those national banks that are well capitalized, have a high overall rating and a satisfactory or better CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries subject to an expedited application process. In addition, a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage.

Glass-Steagall Act

The Financial Services Modernization Act of 1999 (the “FSMA”) eliminated most of the remaining depression-era “firewalls” between banks, securities firms and insurance companies which was established by the Banking Act of 1933, also known as the Glass-Steagall Act (“Glass-Steagall). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The FSMA repealed Section 20 of Glass-Steagall, which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as “financial holding companies” can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The FSMA includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a “financial holding company” or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a “financial holding company” structure authorized by the FSMA.

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

In order for a commercial bank to affiliate with a securities firm or an insurance company pursuant to the FSMA, its bank holding company must qualify as a financial holding company. A bank holding company will qualify if (i) its banking subsidiaries are “well capitalized” and “well managed” and (ii) it files with the Board of Governors a certification to such effect and a declaration that it elects to become a financial holding company. The amendment of the Bank Holding Company Act now permits financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies are also permitted to engage in activities that are complementary to financial activities if the Board of Governors determines that the activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general. These standards expand upon the list of activities “closely related to banking” which have to date defined the permissible activities of bank holding companies under the Bank Holding Company Act.

One further effect of FSMA was to require that federal financial institution and securities regulatory agencies prescribe regulations to implement the policy that financial institutions must respect the privacy of their customers and protect the security and confidentiality of customers’ non-public personal information. These regulations will require, in general, that financial institutions (1) may not disclose non-public personal information of customers to non-affiliated third parties without notice to their customers, who must have opportunity to direct that such information not be disclosed; (2) may not disclose customer account numbers except to consumer reporting agencies; and (3) must give prior disclosure of their privacy policies before establishing new customer relationships.

Discharge of Materials into the Environment

Compliance with federal, state and local regulations regarding the discharge of materials into the environment may have a substantial effect on the capital expenditure, earnings and competitive position of the Company in the event of lender liability or environmental lawsuits. Under federal law, liability for environmental damage and the cost of cleanup may be imposed upon any person or entity that is an “owner” or “operator” of contaminated property. State law provisions, which were modeled after federal law, are substantially similar. Congress established an exemption under Federal law for lenders from “owner” and/or “operator” liability, which provides that “owner” and/or “operator” do not include “a person, who, without participating in the management of a vessel or facility, holds indicia of ownership primarily to protect his security interests in the vessel or facility.”

In the event that the Company was held liable as an owner or operator of a toxic property, it could be responsible for the entire cost of environmental damage and cleanup. Such an outcome could have a serious effect on the Company’s consolidated financial condition depending upon the amount of liability assessed and the amount of cleanup required.

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

Recent Regulatory Developments

In response to global credit and liquidity issues involving a number of financial institutions, the United States government, particularly the United States Department of the Treasury (the “U.S. Treasury”) and the Federal financial institution regulatory agencies, have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks.

TARP and the CPP. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has implemented several programs, including the purchase by the U.S. Treasury of certain troubled assets from financial institutions under the Troubled Asset Relief Program” (the “TARP”) and the direct purchase by the U.S. Treasury of equity securities of financial institutions under the Capital Purchase Program (the “CPP”). On October 24, 2008, the U.S. Treasury announced plans to direct $250 billion of the TARP funding into the CPP to acquire preferred stock investments in bank holding companies and banks. See page 42 for a summary of the eligibility requirements applicable to bank holding companies and banks desiring to participate in the CPP as a Qualifying Financial Institution (“QFI”).

Financial Stability Plan. On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan (the “FSP”) as a comprehensive approach to strengthening the financial system and addressing the credit crisis. The Plan includes a Capital Assistance Program (the “CAP”) that is intended to serve as a bridge to raising private capital and to ensure sufficient capital to preserve or increase lending in a worse-than-expected economic deterioration. Eligibility to participate in the CAP will be consistent with the criteria for QFI’s under the CPP. Eligible institutions with consolidated assets in excess of $100 billion will be able to obtain capital under the CAP, subject to a supervisory review process and comprehensive stress test assessment of the losses that could occur over a two year period in the future across a range of economic scenarios, including conditions more severe than anticipated or as typically used in capital planning processes. Eligible institutions with consolidated assets below $100 billion will be able to obtain capital under the CAP after a supervisory review. As announced, the CAP includes issuance of a convertible preferred security to the U.S. Treasury at a discount to the participating institution’s stock price as of February 9, 2009, subject to a dividend to be determined. The security instrument will be designed to incentivize institutions to replace the CAP capital with private capital or redeem it. Institutions participating in the CPP under TARP may also be permitted to exchange their CPP preferred stock for the convertible preferred CAP security. Among the other elements of the FSP, is a temporary extension by the FDIC of the TLGP for enhancing financial institution liquidity to October 31, 2009. On February 25, 2009, the FDIC and other regulatory agencies jointly announced the commencement of the stress test assessment with the intention to complete the process of assessment not later than April 2009.

American Recovery and Reinvestment Act. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the U.S. Treasury must promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under the TARP, including preferred stock issued under the CPP, remains outstanding. These ARRA restrictions do not apply to any TARP recipient during such time when the federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) holds no preferred stock or warrants to purchase common stock of such recipient.

Term Asset-Backed Securities Loan Facility. On March 3, 2009, the U.S, Treasury and the Board of Governors announced the Term Asset-Backed Securities Loan Facility (the “TALF”). The TALF is one of the programs under the Financial Stability Plan announced by the U.S. Treasury on February 10, 2009. The TALF is intended to help stimulate the economy by facilitating securitization activities which allow lenders to increase the availability of credit to consumers and businesses. Under the TALF, the Federal Reserve Bank of New York (“FRBNY”) will lend up to $200 billion to provide financing to investors as support for purchases of certain AAA-rated asset-backed securities (“ABS”) initially for newly and recently originated auto loans, credit card loans, student loans, and SBA-guaranteed small business loans anticipated to be funded on March 25, 2009, and rental, commercial, and government vehicle fleet leases, small ticket equipment, heavy equipment, and agricultural equipment loans and leases proposed to be funded in April.

ABS fundings will be held monthly beginning on March 25, 2009 through December 2009, or longer if the TALF is extended. The loan asset classes may be expanded in the future to include commercial mortgages, non-Agency residential mortgages, and/or other asset classes. Credit extensions under the TALF will be non-recourse loans to eligible borrowers secured by eligible collateral for a three-year term with interest paid monthly. Any U.S. company that owns eligible collateral may borrow from the TALF, provided the company maintains an account with a primary dealer who will act as agent for the borrower and deliver eligible collateral to the FRBNY custodian in connection with the loan funding. The FRBYN will create a special purpose vehicle (“SPV”) to purchase and manage any assets received by the FRBYN in connection with the TALF loans.

The U.S. Treasury will provide $20 billion of credit protection to the FRBNY in connection with the TALF through the Troubled Assets Relief Program (the “TARP”) by purchasing subordinated debt issued by the SPV to finance the first $20 billion of asset purchases. If more than $20 billion in assets are purchased by the SPV, the FRBNY will lend additional funds to the SPV to finance such additional purchases. The FRBNY’s loan to the SPV will be senior to the TARP subordinated loan and secured by all of the assets of the SPV.

Future Legislation and Regulation

Certain legislative and regulatory proposals that could affect the Company and banking business in general are periodically introduced before the United States Congress, the California State Legislature and Federal and state government agencies. It is not known to what extent, if any, legislative proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationships of financial institutions. It is likely, however, that such legislation could subject the Company and its subsidiary banks to increased regulation, disclosure and reporting requirements and increase competition and the Company’s cost of doing business.

In addition to legislative changes, the various federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such and regulations may have on the Company and its subsidiary bank.

Employees

At December 31, 2008, the Company had approximately 437 employees, (which includes 405 full-time equivalent employees). None of the Company’s employees are represented by a labor union and management considers its relations with employees are good.

Website Access

Information on the Company and its subsidiary banks may be obtained from the Company’s website www.novb.com. Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto are available free of charge on the website as soon as they are published by the SEC through a link to the Edgar reporting system maintained by the SEC. Simply select the “About NVB Bancorp” menu item, then click on “Shareholder Relations” and then select the “SEC Filings” link. Also made available through the Company’s website are the Section 16 reports of ownership and changes in ownership of the Company’s common stock which are filed with the Securities and Exchange Commission by the directors and executive officers of the Company and by any persons who own more than ten percent of the outstanding shares of such stock. Information on the Company website is not incorporated by reference into this report.

ITEM 1A. RISK FACTORS

In addition to the risks associated with the business of banking generally, as described above under Item 1 (Description of Business), the Company’s business, financial condition, operating results, future prospects and stock price can be adversely impacted by certain risk factors, as set forth below, any one of which could cause the Company’s actual results to vary materially from recent results or from the Company’s anticipated future results.

Extensive Regulation of Banking. The Company’s operations are subject to extensive regulation by Federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company believes that it is in substantial compliance in all material respects with laws, rules and regulations applicable to the conduct of its business. Because the Company’s business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There can be no assurance that these laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance much more difficult or expensive, restrict the Company’s ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Company, or otherwise adversely affect the Company’s results of operations, financial condition, or future prospects.

Competition. Increased competition in the market of the Company’s subsidiary, North Valley Bank, may result in reduced loans and deposits. Ultimately, it may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that are offered by North Valley Bank in its service area. These competitors include national and super-regional banks, finance companies, investment banking and brokerage firms, credit unions, government-assisted farm credit programs, other community banks and technology-oriented financial institutions offering online services. In particular, North Valley Bank’s competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances, such as Internet-based banking services that cross traditional geographic bounds, enable more companies to provide financial services. If North Valley Bank is unable to attract and retain banking customers, it may be unable to continue its loan growth and level of deposits, which may adversely affect its and the Company’s results of operations, financial condition and future prospects.

Dependence on Key Employees. The Company and its subsidiaries are dependent on the successful recruitment and retention of highly qualified personnel. Our ability to implement our business strategies is closely tied to the strengths of our chief executive officer and other key officers. Our key officers have extensive experience in the banking industry which is not easily replaced. Business banking, one of the Company’s principal lines of business, is dependent on relationship banking, in which Company personnel develop professional relationships with small business owners and officers of larger business customers who are responsible for the financial management of the companies they represent. If these employees were to leave the Company and become employed by a local competing bank, the Company could potentially lose business customers. In addition, the Company relies on its customer service staff to effectively serve the needs of its consumer customers. The Company very actively recruits for all open positions and management believes that employee relations are good.

Growth Strategy. The Company pursued and continues to pursue a growth strategy which depends primarily on generating an increasing level of loans and deposits at acceptable risk levels. The Company may not be able to sustain this growth strategy without establishing new branches or new products. Therefore, the Company may expand in our current market by opening or acquiring branch offices or may expand into new markets or make strategic acquisitions of other financial institutions or branch offices. This expansion may require significant investments in equipment, technology, personnel and site locations. The Company cannot assure you of our success in implementing our growth strategy without corresponding increases in our noninterest expenses. In addition, growth through acquisitions represents a component of our business strategy. The need to integrate the operations and personnel of acquired banks and branches may not always be successfully accomplished. Any inability to improve operating performance through integration and/or merger of operations, functions or banks could increase expenses and impact the Company’s performance.

Governmental Fiscal and Monetary Policies. The business of banking is affected significantly by the fiscal and monetary policies of the federal government and its agencies. Such policies are beyond the control of the Company. The Company is particularly affected by the policies established by the Board of Governors in relation to the supply of money and credit in the United States. The instruments of monetary policy available to the Board of Governors can be used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits, and this can and does have a material effect on the Company’s business, results of operations and financial condition.

Geographic Concentration. All of the business of the Company is located in the State of California and the banking offices of the Company are located in the Northern California Counties of Shasta, Trinity, Humboldt, Del Norte, Yolo, Solano, Sonoma, Placer and Mendocino. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those counties. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets, and adverse economic conditions could reduce our growth rate, or affect the ability of our customers to repay their loans, and generally impact our financial condition and results of operations. Economic conditions in the State of California are subject to various uncertainties at this time, including the budgetary and fiscal difficulties facing the State Government. The Company can provide no assurance that conditions in the California economy will not deteriorate further or that such deterioration will not adversely affect the Company.

Commercial Loans. As of December 31, 2008, approximately 13% of our loan portfolio consisted of commercial business loans, which may have a higher degree of risk than other types of loans. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the mobility of collateral, the effect of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. In addition, unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.

Real Estate Values. A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2008, real estate served as the principal source of collateral with respect to approximately 76% of the Company’s loan portfolio. A continuing substantial decline in the economy in general, or a continuing decline in real estate values in the Company’s primary operating market areas in particular, could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of mortgage-backed securities included in the available-for-sale investment portfolio, as well as the Company’s financial condition and results of operations in general and the market value for Company Common Stock. Acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition.

Construction and Development Loans. At December 31, 2008, real estate construction loans totaled $136.8 million, or 20% of the total loan portfolio. Residential construction loans, including land acquisition and development, totaled $106.2 million or 78% of the Company’s real estate construction portfolio, and 15% of the total loan portfolio. Construction, land acquisition and development lending involve additional risks because funds are advanced on the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, speculative construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or the guarantor to repay the principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan, a well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

Other Real Estate Owned. Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at its fair value less estimated costs to sell (fair value). The amount, if any, by which the recorded amount of the loan exceeds the fair value less estimated costs to sell are charged to the allowance for loan or lease losses, if necessary. After foreclosure, valuations are periodically performed by management with any subsequent write-downs recorded as a valuation allowance and charged against operating expenses. Operating expenses of such properties, net of related income, are included in other expenses and gains and losses on their disposition are included in other income and other expenses. Reduction in property valuations, extended holding periods, and maintenance on the property could materially and adversely affect the Company’s earnings.

Allowance for Loan and Lease Losses. Like all financial institutions, the Company maintains an allowance for loan and lease losses to provide for loan or lease defaults and non-performance, but its allowance for loan and lease losses may not be adequate to cover actual loan and lease losses. In addition, future provisions for loan and lease losses could materially and adversely affect the Company and therefore the Company’s operating results. The Company’s allowance for loan and lease losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan and lease losses. Although we believe that the Company’s allowance for loan and lease losses is adequate to cover current losses, we cannot assure you that it will not further increase the allowance for loan and lease losses or that regulators will not require it to increase this allowance. Either of these occurrences could materially and adversely affect the Company’s earnings.

The Effects of Legislation in Response to Current Credit Conditions. Legislation passed at the federal level and/or by the State of California in response to current conditions affecting credit markets could cause the Company to experience higher credit losses if such legislation reduces the amount that borrowers are otherwise contractually required to pay under existing loan contracts with North Valley Bank. Such legislation could also result in the imposition of limitations upon North Valley Bank’s ability to foreclose on property or other collateral or make foreclosure less economically feasible. Such events could result in increased loan losses and require a material increase in the allowance for loan losses and thereby adversely affect the Company’s results of operations, financial condition, future prospects, profitability and stock price.

Dilution of Common Stock. Shares of the Company’s common stock eligible for future sale could have a dilutive effect on the market for the common stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 20,000,000 shares of common stock, of which 7,495,817 were outstanding at December 31, 2008. Pursuant to its stock option plans, at December 31, 2008, the Company had outstanding options to purchase 987,402 shares of common stock. As of December 31, 2008, 371,055 shares of common stock remained available for grants under the Company’s stock option plans. Sales of substantial amounts of the Company common stock in the public market could adversely affect the market price of common stock.

Operating Losses. The Company is subject to certain operations risks, including, but not limited to, data processing system failures and errors and customer or employee fraud. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Company’s internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company’s business, financial condition or results of operations.

Business Confidence Uncertainty. The terrorist actions on September 11, 2001, and thereafter, plus military actions taken by the United States in Afghanistan, Iraq and elsewhere, have had significant adverse effects upon the United States economy. Whether terrorist activities in the future and the actions taken by the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company, and the extent of such impact, is uncertain. However, such events have had and may continue to have an adverse effect on the economy in the Company’s market areas. Such continued economic deterioration could adversely affect the Company’s future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts required to be reserved for loan losses, reducing the value of collateral held as security for the Company’s loans, and causing a decline in the Company’s stock price.

The Effects of Changes to FDIC Insurance Coverage Limits and Assessments. These changes are uncertain and increased premiums may adversely affect the Company. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures. In such event, the FDIC would take control of failed banks and guarantee payment of deposits up to applicable insured limits from the Deposit Insurance Fund. Insurance premium assessments to insured financial institutions may increase as necessary to maintain adequate funding of the Deposit Insurance Fund.

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. On October 24, 2008, the FDIC announced the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits through the scheduled end of the program, currently December 31, 2009. Increased premiums will impact the Company’s earnings.

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

The Troubled Asset Relief Program. This program includes restrictions that affect participating institutions and their shareholders. The Emergency Economic Stabilization Act of 2008 gave the United States Department of the Treasury authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, the Treasury Department announced plans to direct $250 billion of this authority into a Capital Purchase Program (“CPP”) under which the Treasury Department will make preferred stock investments in bank holding companies, banks and other qualifying financial institutions. The terms and conditions of the CPP could reduce investment returns to shareholders of participating bank holding companies and banks by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices. The Company is currently evaluating whether to participate in the CPP.

ITEM 1B. UNRESOLVED STAFF COMMENTS

No comments have been submitted to the registrant by the staff of the Securities and Exchange Commission.

ITEM 2. DESCRIPTION OF PROPERTIES

At December 31, 2008, the net book value of the Company’s properties (including land and buildings) and its furniture, fixtures and equipment was $11,418,000. The Company’s principal executive and administrative office is located in a leased building at 300 Park Marina Circle, Redding, Shasta County, California.

The following table sets forth information about the Company’s premises, both owned and leased. The leases indicated below expire between July, 2009 and August, 2023. The Company believes that it will be able to renew the leases or obtain comparable premises as and when they expire.

Description	Office Type	Owned/Leased

Redding	Branch	Owned
Westwood	Branch	Leased
Shasta Lake	Branch	Owned
Country Club	Branch	Owned
Weaverville	Branch	Owned
Hayfork	Branch	Owned
Buenaventura	Supermarket Branch	Leased
Anderson	Branch	Owned
Enterprise	Branch	Owned
Cottonwood	Supermarket Branch	Leased
Palo Cedro	Branch	Leased
Churn Creek	Branch	Owned
Redding Warehouse	Storage Facility	Leased
Park Marina Circle	Administrative/ Branch	Leased
Park Marina	Branch	Leased
Data Processing/Administrative	Data Processing/Administrative	Owned
Eureka Mall	Branch	Leased
McKinleyville	Branch	Leased
Crescent City	Branch	Owned
Eureka Downtown	Branch	Owned
Ferndale	Branch	Owned
Garberville	Branch	Leased
Willits	Branch	Owned
Woodland	Administrative/ Branch	Leased
Fairfield	Branch	Leased
Roseville	Branch	Leased
Santa Rosa	Branch	Leased
Ukiah	Branch	Leased
Vacaville	Loan Production Office	Leased

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The North Valley Bancorp common stock is listed and trades on the NASDAQ Global Select Market under the symbol “NOVB.” The shares were first listed with the NASDAQ Stock Market in April 1998. The table below summarizes the Common Stock high and low trading prices traded during the two year period ended December 31, 2008 as reported on the NASDAQ Global Select Market and the cash dividends declared on the common stock during the same period.

	Price of Common Stock		Cash Dividends Declared

	High	Low

2008
First Quarter	$13.61	$10.94	$0.10
Second Quarter	12.26	6.50	0.10
Third Quarter	7.64	4.55	0.10
Fourth Quarter	6.85	3.34	0.10

2007
First Quarter	$26.00	$17.57	$0.10
Second Quarter	25.65	21.51	0.10
Third Quarter	24.32	17.47	0.10
Fourth Quarter	23.60	12.13	0.10

The Company had approximately 818 registered shareholders of record as of December 31, 2008.

The Company’s primary source of funds for payment of dividends to its shareholders is the receipt of dividends from NVB. The payment of dividends by a California State chartered bank is subject to various legal and regulatory restrictions. See Note 18 to the Consolidated Financial Statements for information related to dividend matters including information regarding certain limitations on payment of dividends and page 43 Subsequent Event – Suspension of Dividend.

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2003 with the NASDAQ Composite Index, the SNL $500 million - $1 billion Bank Index, and SNL Western Bank Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100.00 on December 31, 2003.

	Period Ending

Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

North Valley Bancorp	100.00	130.28	122.14	129.58	93.67	28.49
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank $500M-$1B	100.00	113.32	118.18	134.41	107.71	69.02
SNL Western Bank	100.00	113.64	118.32	133.50	111.51	108.57

ITEM 6. SELECTED FINANCIAL DATA

NORTH VALLEY BANCORP
(Dollars in thousands, except per share data)

FOR THE YEARS ENDED DECEMBER 31	2008	2007	2006	2005	2004

SUMMARY OF OPERATIONS
Total interest income	$52,091	$59,524	$57,179	$50,678	$38,937
Total interest expense	16,954	18,638	14,685	9,703	7,507

Net interest income	35,137	40,886	42,494	40,975	31,430
Provision for loan and lease losses	12,100	2,050	975	930	271

Net interest income after provision for loan and lease losses	23,037	38,836	41,519	40,045	31,159
Total noninterest income	10,152	11,159	12,650	11,214	9,456
Total noninterest expense	38,658	40,386	39,615	37,592	28,658

(Loss) income before (benefit) provision for income taxes	(5,469)	9,609	14,554	13,667	11,957
(Benefit) provision for income taxes	(3,675)	3,075	4,158	4,518	3,578

Net (loss) income	$(1,794)	$6,534	$10,396	$9,149	$8,379

Performance ratios:
(Loss) return on average assets	(0.20%)	0.72%	1.15%	1.01%	1.08%
(Loss) return on average equity	(2.23%)	8.31%	14.48%	13.42%	16.54%
Capital ratios:
Risk based capital:
Tier I (4% minimum ratio)	10.93%	10.43%	10.21%	10.12%	10.60%
Total (8% minimum ratio)	12.75%	12.00%	11.88%	11.92%	11.73%
Leverage ratio	10.36%	10.29%	9.66%	8.87%	7.89%

BALANCE SHEET DATA AT DECEMBER 31
Total assets	$879,551	$949,019	$905,673	$918,415	$866,231
Investment securities and federal funds sold	$76,366	$104,372	$144,323	$172,149	$219,734
Net loans and leases	$682,095	$735,498	$650,962	$616,648	$546,128
Deposits	$754,944	$736,739	$750,288	$746,690	$711,654
Shareholders’ equity	$77,258	$81,471	$75,491	$71,801	$65,448

COMMON SHARE DATA
(Loss) earnings per share
Basic	$(0.24)	$0.89	$1.41	$1.23	$1.24
Diluted	$(0.24)	$0.86	$1.36	$1.17	$1.17
Book value per share (1)	$10.31	$10.99	$10.34	$9.58	$8.95
Cash dividends per share	$0.40	$0.40	$0.40	$0.40	$0.40
Dividend payout ratio	(166.56%)	45.12%	29.41%	34.20%	34.20%
Shares outstanding	7,495,817	7,413,066	7,300,914	7,497,599	7,311,726

(1)	Represents shareholders’ equity divided by the number of shares of common stock outstanding at the end of the period indicated.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provision of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the duration of financial and economic volatility and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system; (2) variances in the actual versus projected growth in assets and return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries; (9) changes in the regulatory environment including government intervention in the U.S. financial system; (10) changes in business conditions and inflation; (11) changes in securities markets, public debt markets, and other capital markets; (12) data processing and other operational systems failures or fraud; (13) a decline in real estate values in the Company’s operating market areas; (14) the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications; and (15) changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations, as well as other factors. The factors set forth under “Item 1A - Risk Factors” in this report and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report when evaluating the business prospects of the Company and its subsidiaries.

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

A summary of the Company’s most significant accounting policies and accounting estimates is contained in Note 1 to the consolidated financial statements. An accounting estimate recognized in the financial statements is a critical accounting estimate if the accounting estimate requires management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made and different estimates that management could reasonably have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the Company’s financial condition, changes in financial condition, or results of operations. Management considers the Company’s allowance for loan and lease losses, pro forma costs related to the Company’s share-based payments programs, and management’s assessment of goodwill and investment impairment to be critical accounting policies.

Allowance for Loan and Lease Losses. The allowance for loan and lease losses is based on the probable estimated losses in our loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accountings Standards (SFAS) No. 5 “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable; and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued on impaired loans (as defined) based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of the risks inherent in the loan and lease portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan and lease loss experience, and the Company’s underwriting policies. The allowance for loan and lease losses is maintained at an amount management considers adequate to cover losses in loans and leases receivable which are considered probable and estimable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

Stock Based Compensation. At December 31, 2008, the Company had four stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan and the 2008 Stock Incentive Plan, which are described more fully in Note 1 and 13 to the Consolidated Financial Statements included herein in Item 8 – Financial Statements and Supplementary Data. Compensation cost is recognized all share-based payments over the requisite service periods of the awards based on the grant-date fair value of the options determined using the Black-Scholes-Merton based option valuation model. Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. For further information on the computation of the fair value of share-based payments, see Note 1 and 13 to the Consolidated Financial Statements.

Goodwill. Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. Goodwill of $15,187,000 was recorded in the Company’s acquisition of YCB. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually. Management conducted its assessment of impairment during the fourth quarter of 2008 and based on its evaluation determined that there was no impairment.

Impairment of Investment Securities. Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, the financial condition of the issuer, rating agency changes related to the issuer’s securities and the intent and ability of the Bank to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

During the third quarter of 2008, the Company recognized impairment on its FNMA Preferred Stock of $3,284,000. The Company purchased 100,000 shares of this security in June 2003 at par, $50.00 per share, and recognized an impairment charge in the fourth quarter of 2007 to its December 31, 2007 market value of $32.84 per share. Due to the United States Treasury and the Federal Housing Finance Agency (FHFA) decision to place FNMA and FHLMC under conservatorship on September 7, 2008, the Company concluded that these securities were further impaired and were written down by $3,284,000 to zero at September 30, 2008.

Accounting for Income Taxes. The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

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

Since January 1, 2007, the Company has accounted for uncertainty in income taxes under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under the provisions of FIN 48, only tax positions that met the more likely than not recognition threshold, that the tax position would be sustained in a tax examination, on January 1, 2007 were recognized or continue to be recognized.

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

Business Organization

North Valley Bancorp (the “Company”) is a bank holding company for NVB, a state-chartered, Federal Reserve Member bank. NVB operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with twenty-six branches, including two supermarket branches, and an LPO in Northern California. The Company’s principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company’s primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues.

The acquisition of Yolo Community Bank (“YCB”) on August 31, 2004 was accounted for under the purchase method of accounting. YCB changed its name to NVB Business Bank (“NVB BB”) effective February 11, 2005. After the close of business on June 30, 2006, NVB BB was merged into North Valley Bank.

Overview

For the year ended December 31, 2008, the Company recorded a net loss of $1,794,000, or $0.24 per diluted share, compared to net income of $6,534,000, or $0.86 per diluted share, for the year ended December 31, 2007. For 2008, the Company realized a loss on average shareholders’ equity of 2.23% and a loss on average assets of 0.20%, as compared to a return on average shareholders’ equity of 8.31% and a return on average assets of 0.72%, for 2007.

During 2008, total assets decreased $69,468,000, or 7.3%, to $879,551,000 at year end. The loan portfolio decreased $52,831,000, or 7.1%, compared to $746,253,000 at December 31, 2007, and totaled $693,422,000 at December 31, 2008. The primary reason for the decrease was the Company’s decision to decrease its Real Estate – Construction portfolio to reduce the Company’s exposure to this lending segment. This portfolio decreased $89,003,000 from $225,758,000 at December 31, 2007 to $136,755,000 at December 31, 2008. This reduction was primarily from principal reductions and pay-offs but was also a result of certain charge-offs and properties taken into other real state owned (OREO). Investment securities also decreased as of December 31, 2008 compared to 2007 by $28,006,000, or 26.8% to $76,366,000 from $104,372,000. The loan to deposit ratio at year end 2008 was 91.9% as compared to 101.3% at year end 2007. Total deposits increased $18,205,000, or 2.5%, to $754,944,000 at year end 2008. The reduction in loans and investment securities along with the increased deposits created a funding source to reduce the level of other borrowings which decreased $83,676,000 to $3,516,000 at December 31, 2008 from $87,192,000 at December 31, 2007. This facilitated the Company’s efforts to de-leverage the balance sheet to preserve and maintain strong capital levels in these uncertain economic times. For the year ended December 31, 2008, the Company declared quarterly dividends totaling $2,988,000, or $0.40 per share, to stockholders of the Company. Subsequent to December 31, 2008 the Company’s Board of Directors determined that it was in the best interest of the Company to suspend indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009.

The overall economic environment and credit crisis was challenging throughout the year in the Company’s primary market area. The economic slowdown has continued into 2009, and management expects this trend throughout the year. The Company recorded a $12,100,000 provision for loan and lease losses for 2008, compared to a $2,050,000 provision for loan and lease losses for 2007. The increase in the provision for loan and lease losses is due primarily to the level of charge-offs experienced of $11,805,000 for 2008 and the increase in the level of nonperforming loans to $18,936,000 at December 31, 2008, up from $1,764,000 at December 31, 2007. Interest and fees earned on loans and leases decreased $5,815,000, or 10.8%, to $47,897,000 in 2008. Foregone interest income for the loans placed on nonaccrual status accounted for $2,305,000 of the decrease and also impacted the Company’s net interest margin. The Federal Reserve Board’s Open Market Committee (FOMC) reduced rates 400 basis points in seven rate changes during 2008. The rate decreases, along with the foregone interest, resulted in the average yield on the Company’s loan and lease portfolio to decrease 125 basis points to 6.60% for the year ended December 31, 2008 from 7.85% in 2007. On a tax-equivalent basis, interest on investments and other earning assets decreased $1,317,000 to a total of $4,656,000 due primarily to a lower volume of investment securities, and secondarily due to yield.

Due to the lower interest rates throughout 2008, the average rate paid on interest bearing liabilities decreased 36 basis points to 2.55% from 2.91% in 2007. Average total interest bearing liabilities increased $23,317,000 in 2008.

Overall the net interest margin for 2008 declined 78 basis points to 4.31% from the 5.09% achieved in 2007. The net interest margin contracted each quarter throughout 2008 as the decrease in the yields on earning assets outpaced the decrease in the cost of interest bearing deposits and borrowed funds throughout the year.

Nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) totaled $18,936,000 at December 31, 2008, an increase of $17,172,000 from December 31, 2007. Nonperforming loans as a percentage of total loans were 2.73% at December 31, 2008, compared to 0.24% at December 31, 2007. Nonperforming assets (nonperforming loans and OREO) totaled $29,344,000 at December 31, 2008, an increase of $26,678,000 from December 31, 2007. Nonperforming assets as a percentage of total assets were 3.34% at December 31, 2008 compared to 0.28% at December 31, 2007. The allowance for loan and lease losses at December 31, 2008 was $11,327,000, or 1.63% of total loans, compared to $10,755,000, or 1.44% of total loans at December 31, 2007

On February 26, 2009, as a result of the Bank’s most recent DFI report of examination, the Board of Directors of the Bank adopted resolutions that, among other matters, state a commitment to maintain a minimum tier 1 leverage capital ratio and tangible shareholders’ equity to total tangible assets ratio of not less than 8.0%, to implement a capital contingency plan and not declare or pay any cash dividends to the Company which would be used to pay cash dividends to the Company’s shareholders without the prior written approval of the Commissioner. The Bank’s tier 1 leverage ratio at December 31, 2008 was 10.79%.

Results of Operations

Net Interest Income and Net Interest Margin (fully taxable equivalent basis). Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $474,000, $559,000 and $723,000 in taxable-equivalent interest income on tax-free investments for the years ending December 31, 2008, 2007 and 2006.

Net interest income for 2008 was $35,611,000, a $5,834,000, or a 14.1%, decrease from net interest income of $41,445,000 in 2007. Interest income decreased $7,518,000, or 12.5%, to $52,565,000 in 2008 due primarily to decreased yields on earning assets, and secondarily due to foregone interest income of $2,305,000 for the loans placed on nonaccrual status. The average loans outstanding increased $40,749,000, or 6.0%, to $725,255,000. This higher loan volume added $3,199,000 to interest income. The average yield earned on the loan portfolio decreased 125 basis points to 6.60% for 2008. This decrease in yield reduced interest income by $6,709,000 (excluding the impact of the foregone interest). The total decrease to interest income from the loan portfolio was $5,815,000. The average balance of the investment portfolio decreased $22,783,000, or 18.7%, which accounted for a $1,118,000 decrease in interest income and the decrease in average yield of the investment portfolio of 21 basis points reduced interest income by $199,000.

Interest expense in 2008 decreased $1,684,000, or 9.0%, to $16,954,000. The largest decrease was in savings and money market accounts which decreased $842,000 as the average rates paid on these accounts decreased 29 basis points to 1.59% and reduced interest expense by $523,000 while a decrease in the average balances of these accounts reduced interest expense by $319,000. The next largest decrease to interest expense was related to a decrease in the average rate paid on other borrowings, which decreased 120 basis points to 4.67%. This rate decrease reduced interest expense by $887,000 which was slightly offset due to higher average balances in 2008 compared to 2007. The average rate paid on time certificates of deposits decreased 83 basis points to 3.77% for 2008 compared to 4.60% for 2007, resulting in a decrease to interest expense of $2,135,000. This decrease was offset by higher average balances of time certificates of deposits of $38,345,000 in 2008 compared to 2007.

The net interest margin for 2008 decreased 78 basis points to 4.31% from 5.09% in 2007. The net interest margin for the 4th quarter of 2008 was 4.15%, which was a 74 basis point decline from 4.89% in the 4th quarter of 2007 and a 22 basis point decline from the 3rd quarter of 2008.

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

The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for each of the past three years.

Average Daily Balance Sheets
(Dollars in thousands, except percentages)

	2008			2007			2006

	Average Balance	Yield/ Rate	Interest Amount	Average Balance	Yield/ Rate	Interest Amount	Average Balance	Yield/ Rate	Interest Amount

Assets

Federal funds sold	$899	1.33%	$12	$7,586	5.25%	$398	$5,747	4.87%	$280
Investments:
Taxable securities	77,400	4.03%	3,120	94,475	4.37%	4,130	117,894	4.25%	5,011
Nontaxable securities(1)	19,381	6.71%	1,301	20,917	6.78%	1,418	22,864	6.87%	1,570
FNMA preferred stock (1)	2,450	9.59%	235	6,622	6.42%	425	12,049	6.64%	800

Total investments	99,231	4.69%	4,656	122,014	4.90%	5,973	152,807	4.83%	7,381

Total loans and leases (2)(3)	725,255	6.60%	47,897	684,506	7.85%	53,712	642,167	7.82%	50,241

Total earning assets/interest income	825,385	6.37%	52,565	814,106	7.38%	60,083	800,721	7.23%	57,902

Nonearning assets	100,357			100,205			108,884
Allowance for loan and lease losses	(11,941)			(9,025)			(8,332)

Total nonearning assets	88,416			91,180			100,552

Total assets	$913,801			$905,286			$901,273

Liabilities and Stockholders’ Equity

Transaction accounts	$155,983	0.63%	$984	$157,197	0.48%	$753	$166,156	0.37%	$616
Savings and money market	176,529	1.59%	2,804	193,498	1.88%	3,646	202,722	1.34%	2,713
Time deposits	258,030	3.77%	9,727	219,685	4.60%	10,098	179,832	3.72%	6,697
Other borrowed funds	73,695	4.67%	3,439	70,540	5.87%	4,141	84,751	5.50%	4,659

Total interest bearing liabilities/interest expense	664,237	2.55%	16,954	640,920	2.91%	18,638	633,461	2.32%	14,685

Noninterest bearing deposits	159,745			174,457			185,281
Other liabilities	9,532			11,242			10,736

Total liabilities	833,514			826,619			829,478

Stockholders’ equity	80,287			78,667			71,795

Total liabilities and stockholders’ equity	$913,801			$905,286			$901,273

Net interest income			$35,611			$41,445			$43,217

Net interest spread		3.82%			4.47%			4.91%

Net interest margin (4)		4.31%			5.09%			5.40%

(1)	Tax-equivalent basis; nontaxable securities are exempt from federal taxation.

(2)	Loans on nonaccrual status have been included in the computations of averages balances.

(3)	Includes loan fees of $621, $1,524 and $1,347 for years ended December 31, 2008, 2007 and 2006.

(4)	Net interest margin is determined by dividing net interest income by total average earning assets.

The following table summarizes changes in net interest income resulting from changes in average asset and liability balances (volume) and changes in average interest rates. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate
(Dollars in thousands)

	2008 Compared to 2007			2007 Compared to 2006

	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)

Interest Income

Interest on Federal funds sold	$(351)	$(35)	$(386)	$90	$28	$118
Interest on investments:
Taxable securities	(746)	(264)	(1,010)	(995)	114	(881)
Nontaxable securities	(104)	(13)	(117)	(134)	(18)	(152)
FNMA preferred stock	(268)	78	(190)	(360)	(15)	(375)

Total investments	(1,118)	(199)	(1,317)	(1,489)	81	(1,408)

Interest on loans and leases	3,199	(9,014)	(5,815)	3,311	160	3,471

Total interest income	1,730	(9,248)	(7,518)	1,912	269	2,181

Interest Expense

Transaction accounts	(6)	237	231	(33)	170	137
Savings and money market	(319)	(523)	(842)	(124)	1,057	933
Time deposits	1,764	(2,135)	(371)	1,483	1,918	3,401
Other borrowed funds	185	(887)	(702)	(782)	264	(518)

Total interest expense	1,624	(3,308)	(1,684)	544	3,409	3,953

Total change in net interest income	$106	$(5,940)	$(5,834)	$1,368	$(3,140)	$(1,772)

Provision for Loan and Lease Losses. The provision for loan and lease losses corresponds to management’s assessment as to the inherent risk in the portfolio for potential losses. The provision adjusts the balance in the allowance for loan and lease so that the allowance is adequate to provide for the potential losses based upon historical experience, current economic conditions, the mix in the portfolio and other factors necessary in estimating these losses. For further information, see discussion under “Allowance for Loan and Lease Losses” on page 39.

The Company provided $12,100,000 for loan and lease losses in 2008 as compared to $2,050,000 in 2007 and $975,000 in 2006. The increase in the provision for loan and lease losses is due primarily to the level of charge-offs experienced of $11,805,000 for the year ended December 31, 2008 and the increase in the level of nonperforming loans to $18,936,000 at December 31, 2008, up from $1,764,000 at December 31, 2007. Loan charge-offs, net of recoveries were $11,528,000 in 2008, $126,000 in 2007 and $8,000 in 2006. The ratio of net charge-offs to average loans and leases outstanding were 1.59% in 2008, 0.02% in 2007 and 0.00% in 2006. The ratio of the allowance for loan and lease losses to total loans and leases was 1.63% in 2008, 1.44% in 2007 and 1.34% in 2006. The provision of $12,100,000 for the year ended December 31, 2008 reflects management’s assessment of the required provision to maintain the overall adequacy of the allowance for loan and lease losses. This assessment includes the consideration of the increase in nonperforming loans and the overall effect of the slowing economy, particularly in real estate. Management believes that the current level of allowance for loan and lease losses as of December 31, 2008 of $11,327,000, or 1.63% of total loans and leases, is adequate at this time.

Noninterest Income. The following table is a summary of the Company’s noninterest income for the years ended December 31 (in thousands):

	2008	2007	2006

Service charges on deposit accounts	$7,162	$6,870	$6,437
Other fees and charges	3,882	3,730	3,186
Increase in cash value of life insurance	1,325	1,276	1,211
Gain on sale of loans	107	153	399
(Loss) gain on sales, calls and impairment of securities	(3,386)	(1,752)	(3)
Other	1,062	882	1,420

Total	$10,152	$11,159	$12,650

Total noninterest income decreased $1,007,000, or 9.0%, to $10,152,000 in 2008 from $11,159,000 for the year ended December 31, 2007. Service charges on deposit accounts and other fees and charges increased by $292,000 and $152,000, respectively, due to increased debit card activity in the Company’s business debit card program and higher interchange rates for ATM transactions. Noninterest income from gain on sale of loans decreased $46,000 in 2008 due to a lower level of originations of loans for sale and the decision to retain more of these loans in the portfolio. Other income increased $180,000 in 2008 compared to 2007. During the third quarter of 2008, the Company recognized an impairment loss on its FNMA Preferred Stock of $3,284,000. The Company had purchased 100,000 shares of this security in June 2003 at par, $50.00 per share, and recognized an impairment charge in the fourth quarter of 2007 to reflect its December 31, 2007 market value of $32.84. Due to the United States Treasury and the Federal Housing Finance Agency (FHFA) decision to place Fannie Mae (FNMA) and Freddie Mac (FHLMC) under conservatorship on September 7, 2008, the Company concluded that these securities were further impaired and were written down by $3,284,000 to zero at September 30, 2008. This impairment was the primary reason for the decrease in noninterest income for the year ended December 31, 2008.

Total noninterest income decreased $1,491,000, or 11.8%, to $11,159,000 in 2007 from $12,650,000 for the year ended December 31, 2006. Increase in income from the service charges on deposit accounts and other fees and charges were due to increased debit card activity, specifically point-of-sale and foreign ATM use. Noninterest income from gain on sale of loans decreased in 2007 due to less origination of loans for sale and the decision in the fourth quarter of 2006 to retain these loans in the portfolio. Our mortgage strategy shifted at the end of 2006 and throughout 2007 to retain these conforming loans in the portfolio that in the past were sold to Freddie Mac to better diversify the loan portfolio and also add fixed rate mortgages in an anticipation of a declining rate environment, but continue to sell the jumbo mortgage loans. The loss on securities was due to the $1,716,000 impairment charge on the FNMA Preferred Stock discussed above. The decrease in other income was largely due to a gain on sale of Bank property in 2006 and a decrease in sales volumes of annuity and security products to customers during 2007.

Noninterest Expense. The following table is a summary of the Company’s noninterest expense for the years ended December 31 (in thousands):

	2008	2007	2006

Salaries and benefits	$20,526	$21,674	$21,775
Occupancy	3,037	3,075	3,023
Data processing	2,349	2,227	2,300
Equipment	2,003	2,029	2,153
Professional services	1,305	1,572	1,583
ATM and online banking	1,040	986	845
Marketing	938	959	1,139
Operations expense	803	881	848
Printing and supplies	693	700	715
Director	620	579	575
Postage	607	524	563
Loan expense	575	419	434
Amortization of intangibles	398	651	651
Messenger	337	348	289
Merger expense	—	760	—
Other	3,427	3,002	2,722

Total	$38,658	$40,386	$39,615

Total noninterest expense decreased $1,728,000, or 4.3%, to $38,658,000 in 2008 compared to $40,386,000 in 2007. The largest decrease was in salaries and benefits expense which decreased $1,148,000, or 5.3% primarily driven by the elimination of the bonus plans for 2008. Professional services decreased $267,000, or 17.0%, in 2008 due primarily to expenses associated with the terminated merger with Sterling Financial Corporation during 2007. Most other expense categories for 2008 experienced relatively small changes from 2007. The Company’s ratio of noninterest expense to average assets was 4.23% for 2008 compared to 4.46% for 2007 and 4.40% for 2006.

Total noninterest expense increased $771,000, or 2.0%, to $40,386,000 in 2007 compared to $39,615,000 in 2006. The largest increase was in merger expense of $760,000 associated with the terminated merger with Sterling Financial Corporation. Salary and benefits decreased $101,000, or 0.5%, due to a reduction in total FTE’s for the Company offset by normal salary and benefit cost increases. Professional services were flat year-over-year but include $378,000 of expenses associated with the terminated merger with Sterling Financial Corporation. The primary reason for the year-over-year increase in total noninterest expense of $771,000 was the $1,242,000 of total merger-related expenses (which is included in the merger expense line and also legal fees included in the professional services line), as most of the other noninterest expenses showed modest increases or decreases in 2007 compared to 2006.

Income Taxes. The benefit for income taxes for the year ended December 31, 2008 was $3,675,000 as compared to a provision for income taxes of $3,075,000 for the same period in 2007 and $4,158,000 for 2006. The effective tax benefit rate for state and federal income taxes was 67.2% for the year ended December 31, 2008, compared to an effective income tax rate of 32.0% for the year ended December 31, 2007, and 28.6% for 2006. The Company’s benefit rate of 67.2% was driven by the amount of permanent differences the Company has that adjusts pre-tax income or pre-benefit loss.

The Company’s effective tax rate increased in 2007 compared to 2006 due to the change in accounting estimate made in 2006. Following the filing of the Company’s 2005 tax returns during the third quarter of 2006, management determined that the Company’s estimated tax rate that had been applied to previously reported net income was overstated as a result of an underestimate of California job credits (which are determined subsequent to year-end through a process employed by the State of California) and an overestimate of the federal statutory tax rate (resulting from the Company’s pre-tax income falling between the federal statutory rates of 34% and 35%). As a result, the 2006 tax provision was adjusted on a cumulative basis to reflect this change in accounting estimate.

The difference in the effective tax rate compared to the combined Federal and State statutory tax rate of 42.05% is primarily the result of California interest and jobs credits resulting from hiring and lending in California “Enterprise Zones,” the Company’s investment in municipal securities and other equity securities that qualify for the dividend received deduction and the earnings from the cash surrender value of life insurance policies. Interest earned on municipal securities and the dividends received deduction are exempt from federal income tax. Earnings on life insurance policies are exempt from both federal income and California franchise tax. As such, all of these investment strategies lower the Company’s effective tax rate.

Balance Sheet Analysis

North Valley Bancorp had total assets of $879,551,000 at December 31, 2008 compared to $949,019,000 at December 31, 2007, representing a decrease of $69,468,000, or 7.3%. The average balance of total assets for 2008 was $913,801,000, was an increase of $8,515,000, or 0.9%, from the average total asset balance of $905,286,000 in 2007.

Investment Securities. During 2008, the Company used liquidity from the maturities and pay downs of the investment securities portfolio to reduce its other borrowed funds. Consequently, the investment securities portfolio decreased $28,006,000 from year end 2007 to a total of $76,366,000 at December 31, 2008. During 2007, the Company used liquidity from the maturities and pay downs of the investment securities portfolio to provide a funding source for the increase in the loan portfolio. The investment securities portfolio decreased $29,281,000 from year end 2006 to a total of $104,372,000 at December 31, 2007.

The Company’s policy regarding investments is as follows:

Trading securities are carried at fair value. Changes in fair value are included in other operating income. The Company did not have any securities classified as trading at December 31, 2008, 2007 and 2006.

Available-for-sale securities are carried at fair value and represent securities not classified as trading securities nor as held to maturity securities. Unrealized gains and losses resulting from changes in fair value are recorded, net of tax, within accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity, until realized. Gains or losses on disposition are recorded in other operating income based on the net proceeds received and the carrying amount of the securities sold, using the specific identification method.

Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. The Company’s policy of carrying such investment securities at amortized cost is based upon its ability and management’s intent to hold such securities to maturity.

The amortized cost of securities and their approximate fair value are summarized in the following table for the years ended December 31 (in thousands):

	2008	2007	2006

Available-for-Sale (Amortized Cost)
Obligations of U.S. Government agencies	$1,500	$3,499	$7,605
Obligations of states and political subdivisions	16,037	20,563	21,957
Mortgage-backed securities	51,894	69,433	86,028
Corporate securities	6,002	6,009	5,998
Equity securities	3,000	6,284	15,040

	$78,433	$105,788	$136,628

Available-for-Sale (Fair Value)
Obligations of U.S. Government agencies	$1,593	$3,534	$7,500
Obligations of states and political subdivisions	16,176	21,078	22,560
Mortgage-backed securities	51,945	68,140	83,224
Corporate securities	3,631	5,339	5,988
Equity securities	3,000	6,250	14,299

	$76,345	$104,341	$133,571

Held-to-Maturity (Amortized Cost)
Mortgage-backed securities	$21	$31	$82

Held-to-Maturity (Fair Value)
Mortgage-backed securities	$20	$31	$81

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

Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

During the third quarter of 2008, the Company recognized impairment on its FNMA Preferred Stock of $3,284,000. The Company purchased 100,000 shares of this security in June 2003 at par, $50.00 per share, and recognized an impairment charge in the fourth quarter of 2007 to reflect its December 31, 2007 market value of $32.84. Due to the United States Treasury and the Federal Housing Finance Agency (FHFA) decision to place FNMA and FHLMC under conservatorship on September 7, 2008, the Company concluded that these securities were further impaired and were written down by $3,284,000 to zero at September 30, 2008.

The following table shows estimated fair value of our investment securities, exclusive of equity securities with a fair value of $3,000,000, by year of maturity as of December 31, 2008. Expected maturities, specifically of mortgage-backed securities, may differ significantly from contractual maturities because borrowers may have the right to prepay with or without penalty. Tax-equivalent adjustments have been made in calculating yields on tax exempt securities.

Contractual Maturity Distribution and Yields of Investment Securities (in thousands):

	Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total

Available for sale securities:
Obligations of U.S. government agencies	$—	$1,593	$—	$—	$1,593
Obligations of states and political subdivisions	1,323	7,967	3,749	3,137	16,176
Mortgage-backed securities	2,132	36,361	11,150	2,302	51,945
Corporate securities	—	—	—	3,631	3,631

Total securities available for sale	$3,455	$45,921	$14,899	$9,070	$73,345

Weighted average yield	5.12%	4.30%	5.00%	4.45%	4.50%

Held to maturity securities:
Mortgage-back securities	$—	$20	$—	$—	$20

Weighted average yield		4.71%			4.71%

Loan and Lease Portfolio. The loan and lease portfolio decreased $52,831,000, or 7.1%, in 2008 and totaled $693,422,000 at December 31, 2008. During 2007, loans increased $86,460,000, or 13.1%, to $746,253,000 from $659,793,000 at December 31, 2006. Loans are the Company’s largest and highest yielding component of earning assets and as such loan growth is generally desirable subject to acceptable levels of credit risk and overall general economic conditions. During 2008, the Company decided to reduce its loan portfolio, specifically construction loans, as they posed the highest level of risk in the current real estate market and economic environment. The loan to deposit ratio at December 31, 2008 was 91.9% as compared to 101.3% at December 31, 2007 and 87.9% at December 31, 2006.

The Company originates loans for business, consumer and real estate activities and leases for equipment purchases. Such loans and leases are concentrated in the primary markets in which the Company operates. Substantially all loans and leases are collateralized. Generally, real estate loans are secured by real property. Commercial and other loans are secured by bank deposits or business or personal assets and leases are generally secured by equipment. The Company’s policy for requiring collateral is through analysis of the borrower, the borrower’s industry and the economic environment in which the loan or lease would be granted. The loans and leases are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrower.

Major classifications of loans and leases for the years ended December 31are summarized as follows (in thousands):

	2008	2007	2006	2005	2004

Commercial	$92,029	$92,419	$78,122	$63,088	$54,903
Real estate - commercial	327,098	297,272	263,323	245,610	224,476
Real estate - construction	136,755	225,758	213,199	199,129	115,518
Real estate - mortgage	62,155	50,131	40,487	39,500	73,007
Installment	29,945	41,161	27,951	40,818	53,185
Direct financing leases	1,035	1,307	1,985	3,120	3,790
Other	45,424	39,297	35,828	33,890	29,838

Total loans and leases receivable	694,441	747,345	660,895	625,155	554,717

Deferred loan (fees) costs, net	(1,019)	(1,092)	(1,102)	(643)	(1,372)
Allowance for loan and lease losses	(11,327)	(10,755)	(8,831)	(7,864)	(7,217)

Net loans and leases	$682,095	$735,498	$650,962	$616,648	$546,128

The Company decreased its Real Estate – Construction portfolio during the year by $89,003,000, or 39.4%, from $225,758,000 at December 31, 2007 to $136,755,000 at December 31, 2008. This reduction was primarily from principal reductions and pay-offs but was also a result of certain charge-offs and properties taken into OREO. Real Estate – Commercial loans grew $29,826,000, or 10.0%, during 2008 from $297,272,000 at December 31, 2007 to $327,098,000 at December 31, 2008. Real Estate Mortgage loans increased $12,024,000, or 24.0%, as a result of the Company’s strategy throughout 2008 to retain these conforming loans in the portfolio (that historically were sold to Freddie Mac) to better diversify the loan portfolio and also add fixed rate mortgages in a declining rate environment. However, in January 2009, with mortgage rates reaching historical lows, the Company has decided to not retain any real estate mortgage loans with fixed rates below 5.0% and to sell them to Freddie Mac. Installment loans decreased $11,216,000, or 27.3%, due to the Company’s decision in January 2008 to discontinue its purchases of indirect auto contracts. Other loans increased $6,127,000, or 15.6%, from 2007. Commercial loans and Direct Financing Leases decreased $390,000 and $272,000, respectively, during 2008.

At December 31, 2008 and 2007, the Company serviced real estate - mortgage loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $88,957,000 and $97,059,000, respectively.

The Company was contingently liable under letters of credit issued on behalf of its customers for $7,003,000 and $10,314,000 at December 31, 2008 and 2007, respectively. At December 31, 2008, commercial and consumer lines of credit, and real estate loans of approximately $97,110,000 and $61,820,000, respectively, were undisbursed. At December 31, 2007, commercial and consumer lines of credit, and real estate loans of approximately $79,024,000 and $134,570,000, respectively, were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk more than the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Company’s involvement in these instruments and do not necessarily represent the actual amount subject to credit loss. However, at December 31, 2008 and 2007, no losses are anticipated as a result of these commitments.

Maturity Distribution and Interest Rate Sensitivity of Loans and Commitments. The following table shows the maturity of certain loan categories and commitments. Also provided with respect to such loans and commitments are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands):

	Within One Year	After One Through Five Years	After Five Years	Total

Commercial	$51,544	$25,836	$14,649	$92,029
Real estate - commercial	8,882	28,910	289,306	327,098
Real estate - construction	88,743	45,058	2,954	136,755
Real estate - mortgage	1,986	7,331	52,838	62,155
Installment	2,470	18,782	8,693	29,945
Direct financing leases	66	68	901	1,035
Other	14	1,262	44,148	45,424

	$153,705	$127,247	$413,489	$694,441

Loans maturing after one year with:
Fixed interest rates		$113,282	$239,135	$352,417
Variable interest rates		$13,965	$174,354	$188,319

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

Nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) totaled $18,936,000 at December 31, 2008, an increase of $17,172,000 from $1,764,000 at December 31, 2007. Of the 2008 balance, a specific reserve of $1,755,000 was established. Of the 2007 balance, a specific reserve of $83,000 was established. Nonperforming loans as a percentage of total loans were 2.73% at December 31, 2008, compared to 0.24% at December 31, 2007. Nonperforming assets (nonperforming loans and OREO) totaled $29,344,000 at December 31, 2008, an increase of $26,678,000 from December 31, 2007. Nonperforming assets as a percentage of total assets were 3.34% at December 31, 2008 compared to 0.28% at December 31, 2007.

As discussed in the Company’s first quarter earnings release and Form 10-Q for the period ended March 31, 2008, there were four nonperforming real estate projects with loans totaling $24,047,000 which were the primary contributors to the increase in nonperforming loans at March 31, 2008: two of these loans were for residential development projects and the other two were residential acquisition and development loans. As of December 31, 2008, the residential development project in Placer County with a balance of $2,463,000 remains on nonaccrual. The decrease of $2,034,000 from its September 30, 2008 balance of $4,497,000 was a result of collections from the borrower on sales of the project properties. Additional collections of $2,394,000 were received on this loan on January 30, 2009, and the remaining balance of $69,000 was charged-off. The other residential development project loan for $6,750,000 at March 31, 2008 located in Shasta County was taken into OREO through a deed in lieu of foreclosure during the second quarter of 2008 and a portion of the property was sold resulting in a remaining carrying value of the property in OREO of $1,892,000 at June 30, 2008. The remaining portion of this property was sold during the third quarter of 2008 and the Company recognized a $114,000 gain on the sale. The other two loans were residential acquisition and development loans located in Shasta County totaling $4,876,000 and $2,911,000, respectively, and both loans were taken into OREO during the second quarter of 2008. In conjunction with the transfer to OREO of the $4,876,000 loan, the value of additional property that was cross-collateralized to the original note and also taken into OREO increased the carrying value of the property to $5,414,000. Portions of this property were sold with no gain or loss during the third quarter and fourth quarter of 2008 for $1,355,000, and the carrying value of the remaining OREO was $4,059,000 at December 31, 2008. The second residential acquisition and development loan for $2,911,000 was transferred into OREO during the second quarter of 2008 at a carrying value of $2,000,000 and was sold on June 30, 2008 for its carrying value with no gain or loss on the sale being recorded.

As discussed in the Company’s second quarter earnings release and Form 10-Q for the period ended June 30, 2008, there were two construction loans identified as impaired, totaling $10,201,000, added to the nonperforming loans during the second quarter of 2008. As of December 31, 2008 the larger of the two loans with a balance of $7,262,000 when identified as impaired is a mixed-use construction loan located in Sonoma County with a remaining balance of $3,846,000 and continues on nonaccrual. During the third quarter of 2008, this loan decreased $2,756,000 from the June 30, 2008 balance of $7,262,000 as a result of the collection of $2,256,000 from the borrower and the charge-off of the $500,000 specific reserve on this credit. The decrease of $660,000 from the September 30, 2008 balance of $4,506,000 is a result of collections from the borrower. This loan has a specific reserve of $250,000. The other loan was a residential development project located in Placer County with an original loan balance of $2,939,000 when identified as impaired and a balance of $2,259,000 at September 30, 2008, net of a specific reserve of $680,000 which was charged off in the third quarter of 2008. This property was taken into OREO through foreclosure during the fourth quarter of 2008 at its carrying value of $2,259,000 with no further charge to the allowance. The property consists of thirteen town homes which were listed to be sold individually. During February 2009, a buyer made an offer to purchase all of the units “as is” and was prepared to close the transaction within three weeks. The offer was analyzed and although the transaction would result in a loss on the sale of the property, the Company made the business decision to sell it “as-is” and avoid holding the property for an extended length of time to sell all of the units. This property was sold for $1,831,000 on February 27, 2009, and the Company recorded a pre-tax loss on the sale of OREO of $428,000.

As discussed in the Company’s third quarter earnings release and Form 10-Q for the period ended September 30, 2008, there was an addition of 23 loans on nonaccrual status totaling $7,592,000 (which are primarily secured by real-estate) during the third quarter of 2008. The largest of this group was a $1,125,000 residential lot development loan located in Shasta County. The principal balance of the loan was reduced by $74,000 to $1,051,000 during the fourth quarter of 2008 from collections from the borrower. This property was taken into OREO through a deed in lieu of foreclosure during the fourth quarter of 2008 at a carrying value of $1,051,000 with no charge to the allowance. The property was listed for sale on January 5, 2009, and a buyer made an offer to purchase all of the lots two weeks later and was prepared to close the transaction by the end of the month. The offer was analyzed and although the transaction would result in a loss on the sale of the property, the Company made the business decision to sell all the lots at one-time and avoid holding the property for an extended length of time to sell all of the individual lots. This property was sold for $936,000 on January 30, 2009 and the Company recorded a pre-tax loss on the sale of OREO of $115,000.

The total dollar amount of reductions in nonperforming loans during the fourth quarter of 2008 was $8,829,000 due primarily to the paydowns, transfers to OREO, and charge-offs. This decrease was offset by the addition of $7,575,000 of nonaccrual loans during the fourth quarter of 2008, which was made up primarily of four relationships. The largest relationship of this group represents $3,773,000 of residential lot development and residential construction loans located in Solano County. No specific reserve has been established for these loans as the collateral value less estimated costs to sell is in excess of the loan balance. The second relationship in this group is a residential land loan located in Sutter County. The original loan amount was $2,500,000 and the Company charged off $1,225,000 of the loan in the fourth quarter of 2008 to write the loan down to its current net realizable value of $1,275,000. The third relationship in this group is a commercial loan for $921,000 located in Sonoma County. A specific reserve for the entire loan amount of $921,000 has been established. The fourth relationship in this group is an SBA-504 loan for $870,000 located in Humboldt County. No specific reserve has been established for this loan.

For the years ended December 31, 2008, 2007 and 2006, the average recorded investment in loans and leases for which impairment had been recognized was approximately $21,864,000, $1,572,000 and $63,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $25,000, $38,000 and $9,000 for cash payments received in 2008, 2007 and 2006.

Nonperforming assets for the years ended December 31 are summarized as follows (in thousands):

	2008	2007	2006	2005	2004

Nonaccrual loans and leases	$18,936	$1,608	$72	$686	$1,155
Loans and leases past due 90 days or more and still accruing interest	—	156	403	67	1,015

Total nonperforming loans and leases	18,936	1,764	475	753	2,170
Other real estate owned	10,408	902	902	902	—

Total nonperforming assets	$29,344	$2,666	$1,377	$1,655	$2,170

If interest on nonaccrual loans and leases had been accrued, such income would have approximated $2,305,000 in 2008, $49,000 in 2007 and $10,000 in 2006. Interest income of $25,000 in 2008, $38,000 in 2007 and $9,000 in 2006 was recorded when it was received on the nonaccrual loans and leases.

At December 31, 2008, there were no commitments to lend additional funds to borrowers whose loans or leases were classified as nonaccrual.

Other real estate owned at December 31, 2008 was $10,408,000, consisting of seven properties totaling $9,506,000 that were taken back by the Company through foreclosure or deed in lieu of foreclosure and are listed and marketed to be sold, and land of $902,000 originally purchased for bank expansion, which management intends to sell as the land is no longer needed.

Allowance for Loan and Lease Losses. Gross charge offs for the year ended December 31, 2008 were $11,805,000 and recoveries totaled $277,000 resulting in net charge offs of $11,528,000 compared to gross charge offs for the year ended December 31, 2007 of $255,000 and recoveries of $129,000 resulting in net charge offs of $126,000.

The following table summarizes the Company’s loan and lease loss experience for the years ended December 31 (dollars in thousands):

	2008	2007	2006	2005	2004

Average loans and leases outstanding	$725,255	$684,506	$642,167	$590,313	$438,044
Allowance for loan and lease losses at beginning of period	10,755	8,831	7,864	7,217	6,493
Loans and leases charged off:
Commercial	834	123	47	204	219
Real estate - commercial	460	—	—	—	—
Real estate - construction	9,677	—	—	—	—
Real estate - mortgage	66	—	—	—	53
Installment	768	132	211	398	609
Other	—	—	—	—	9

Total loans and leases charged off	11,805	255	258	602	890

Recoveries of loans and leases previously charged off:
Commercial	11	22	125	167	128
Real estate - commercial	21	—	—	—	—
Real estate - construction	—	—	—	—	—
Real estate - mortgage	—	—	—	—	5
Installment	244	107	125	147	175
Other	1	—	—	5	16

Total recoveries of loans and leases previously charged off	277	129	250	319	324

Net loans and leases charged off	11,528	126	8	283	566
Provisions for loan and lease losses	12,100	2,050	975	930	271
Allowance acquired (YCB)					1,019

Balance of allowance for loan and lease losses at end of period	$11,327	$10,755	$8,831	$7,864	$7,217

Ratio of net charge-offs to average loans and leases outstanding	1.59%	0.02%	0.00%	0.05%	0.13%
Allowance for loan and lease losses to total loans and leases	1.63%	1.44%	1.34%	1.26%	1.30%

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

The formula allowance is adjusted for qualitative factors that are based upon management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated in connection with the unallocated allowance at December 31, 2008 included the following, which existed at the balance sheet date:

•	General business and economic conditions effecting the Company’s key lending areas

•	Real estate values in Northern California

•	Loan volumes and concentrations, including trends in past due and nonperforming loans

•	Seasoning of the loan portfolio

•	Status of the current business cycle

•	Specific industry or market conditions within portfolio segments

•	Model imprecision

2.	Specific Allowance

Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individually impaired credit. In other words, these allowances are specific to the loss inherent in a particular loan. The amount for a specific allowance is calculated in accordance with SFAS No. 114, “Accounting By Creditors For Impairment Of A Loan.”

The $11,327,000 in formula and specific allowances reflects management’s estimate of the inherent loss in various pools or segments in the portfolio and individual loans and leases, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio.

Management anticipates growth in commercial lending and commercial real estate and expects decreases in construction and consumer lending, while real estate mortgage lending should remain flat. As a result, future provisions will be required and the ratio of the allowance for loan and lease losses to loans and leases outstanding may increase to reflect increasing concentrations, loan type and changes in economic conditions.

The following table shows the allocation of the Company’s allowance and the percent of loans in each category to the total loans for the years ended December 31 (dollars in thousands).

	2008		2007		2006		2005		2004

	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Balance Applicable to:
Commercial	$2,499	13.3%	$1,645	12.4%	$1,291	11.8%	$696	10.1%	$519	9.9%
Real estate - commercial	3,227	47.1%	3,462	39.8%	3,256	39.9%	3,056	39.3%	3,763	40.5%
Real estate - construction	3,933	19.7%	4,025	30.2%	2,105	32.3%	2,012	31.9%	1,106	20.8%
Real estate - mortgage	309	9.0%	242	6.7%	150	6.1%	97	6.3%	181	13.1%
Installment	603	4.3%	725	5.5%	429	4.2%	684	6.5%	729	9.6%
Other	519	6.6%	455	5.4%	390	5.7%	407	5.9%	442	6.1%
Unallocated	237		201		1,210		912		477

Total	$11,327	100.0%	$10,755	100.0%	$8,831	100.0%	$7,864	100.0%	$7,217	100.0%

Deposits. Deposits represent the Company’s primary source of funds. They are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable as they are mostly derived from long-term banking relationships. During 2008, total deposits increased $18,205,000, or 2.5%, to $754,944,000 compared to $736,739,000 at December 31, 2007. The increase in deposits was due to the increase in time deposits of $43,358,000, or 18.0%. The Company experienced a shift in deposits from noninterest-bearing demand deposits and savings deposits to time deposits as noninterest-bearing demand deposits decreased $5,867,000, or 3.5%, and savings deposits decreased $24,103,000, or 13.3%. Interest-bearing demand deposits increased $4,817,000, or 3.3%, during 2008. The shift in deposit mix has resulted in noninterest-bearing demand deposits representing 21.4% of total deposits at December 31, 2008 compared to 22.8% of total deposits at December 31, 2007.

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

The following table summarizes the Company’s deposits at the indicated dates for the years ended December 31 (in thousands):

	2008	2007	2006

Noninterest-bearing demand	$161,748	$167,615	$194,842
Interest-bearing demand	151,873	147,056	160,939
Savings	157,089	181,192	196,833
Time certificates	284,234	240,876	197,674

Total deposits	$754,944	$736,739	$750,288

Capital Resources. The Company maintains capital to support future growth and maintain financial strength while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity decreased $4,213,000 to $77,258,000 as of December 31, 2007, as compared to $81,471,000 at December 31, 2007. The decrease was the result of a net loss of $1,794,000, cash dividends of $2,988,000 and change in accumulated other comprehensive income of $342,000, which was partially offset by stock based compensation expense of $352,000 and stock option exercises of $559,000. Under current regulations, management believes that the Company meets all capital adequacy requirements. Cash dividends distributed to shareholders were $0.40 per share for both 2008 and 2007. Primarily as a result of the Company’s operating performance for 2008, on January 29, 2009 the Company’s Board of Directors determined that it was in the best interest of the Company to suspend indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009. This Board decision was made to strengthen and preserve the Company’s capital base in these challenging economic times.

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

The Company is continuing to evaluate whether to participate in the CPP. Such determination will be made by the Company Board of Directors and will depend upon various factors including, without limitation, the requirements imposed upon the Company under the investment agreement and related documentation that will be provided to a participating QFI and the evaluation of other factors including the terms and conditions summarized above.

The following table displays the Company’s capital ratios at December 31, 2008 (dollars in thousands).

	Capital	Ratio	Minimum for Capital Adequacy Purposes

Company:
Tier 1 capital (to average assets)	$89,231	10.36%	4.00%
Tier 1 capital (to risk weighted assets)	$89,231	10.93%	4.00%
Total capital (to risk weighted assets)	$104,125	12.75%	8.00%

Impact of Inflation. Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution’s assets and liabilities consist largely of monetarily based items. The relatively low proportion of the Company’s fixed assets (approximately 1.3% at December 31, 2008) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

Subsequent Event – Suspension of Cash Dividend. On January 29, 2009 the Company’s Board of Directors determined that it was in the best interest of the Company to suspend indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009.

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

The hypothetical impact of sudden interest rate shocks applied to the Company’s asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures. The results for the Company’s December 31, 2008 analysis indicates the following results for changes in net economic value and changes in net interest income over a one-year period given the interest rate shocks listed in the table below. Management believes that short and medium term interest rates will continue to remain at historical lows throughout the year.

	Shocked by -1%	Shocked by +2%

Net interest income	-0.1%	-1.1%
Net economic value	-2.2%	-7.3%

For the modeling, the Company has made certain assumptions about the duration of its non-maturity deposits that are based on an analysis performed on the Company’s database to determine average length of deposit accounts. This assumption is important to determining net economic value at risk. The Company has compared its assumptions with those used by other financial institutions.

Liquidity. The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the pay-downs and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds for $24,030,000 as of December 31, 2008 were available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank (“FHLB”) providing an additional available line of credit of $134,274,000 secured by first deeds of trust on eligible 1-4 unit residential loans and qualifying investment securities. The Company also had a line of credit with the Federal Reserve Bank (“FRB”) of $1,585,000 secured by first deeds of trust on eligible commercial real estate loans. As of December 31, 2008, borrowings of $3,516,000 were outstanding in advances with the FHLB and Federal funds purchased through a correspondent bank, and $31,961,000 was outstanding in the form of Subordinated Debentures.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and investment securities) totaled $103,519,000 and $132,941,000, or 11.8% and 14.0% of total assets at December 31, 2008 and December 31, 2007, respectively. Total liquid assets for December 31, 2008 and December 31, 2007 include investment securities of $21,000 and $31,000, respectively, classified as held to maturity based on the Company’s intent and ability to hold such securities to maturity.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $633,813,000 and $632,236,000 at December 31, 2008 and December 31, 2007, respectively.

In assessing liquidity, historical information such as seasonal loan demand, local economic cycles and the economy in general are considered along with current ratios, management goals and unique characteristics of the Company. Management believes the Company is in compliance with its policies relating to liquidity.

Certificates of Deposit. Maturities of time certificates of deposit outstanding of less than $100,000 and $100,000 or more at December 31, 2008 are summarized as follows (in thousands):

	$100,000 and over	Under $100,000

Three Months or Less	$47,578	$44,724
Over Three Months Through Twelve Months	29,173	57,166
Over One Year Through Three Years	42,204	59,023
Over Three Years	2,176	2,190

Total	$121,131	$163,103

As of December 31, 2008, the Company had $8,274,000 in brokered deposits consisting solely of customers’ time certificates of deposits that utilized the CDARs program. The Company’s policy limits the use of brokered deposits to 10% of total assets.

Other Borrowed Funds. Other borrowings outstanding as of December 31, 2008, 2007 and 2006 consist of Federal Home Loan Bank (“FHLB”) advances and Federal funds purchased. The following table summarizes these borrowings for the years ended December 31 (in thousands):

	2008	2007	2006

Short-term borrowings:
FHLB advances	$2,546	$86,957	$25,000
Federal funds	970	235	$—

Total short-term borrowings	$3,516	$87,192	$25,000

Long-term borrowings:
FHLB advances	$—	$—	$12,500

Total long-term borrowings	$—	$—	$12,500

Total borrowed funds	$3,516	$87,192	$37,500

The FHLB advances of $2,546,000 at December 31, 2008 was an overnight advance at an interest rate of 0.05% and was collateralized by loans and securities.

The following table provides information related to the Company’s short-term borrowings under its security repurchase arrangements and lines of credit for the periods indicated (dollars in thousands):

	2008	2007	2006

Average balance during the year	$31,385	$38,579	$15,362
Average interest rate for the year	2.61%	4.41%	5.25%
Maximum month-end balance during the year	$70,087	$87,192	$46,560
Average rate as of December 31,	0.36%	3.46%	5.36%

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the company as of December 31, 2008 (in thousands):

	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Subordinated Debentures, fixed rate of 10.25% payable on 2031	$10,310	$—	$—	$—	$10,310
Subordinated Debentures, floating rate of 6.44% payable on 2033	6,186	—	—	—	6,186
Subordinated Debentures, floating rate of 6.63% payable on 2034	5,155	—	—	—	5,155
Subordinated Debentures, floating rate of 6.16% payable on 2036	10,310	—	—	—	10,310
Operating lease obligations	5,666	1,417	1,833	1,060	1,356
Deferred compensation(1)	3,064	1,075	249	249	1,491
Supplemental retirement plans(1)	5,264	229	492	501	4,042

Total	$45,955	$2,721	$2,574	$1,810	$38,850

(1) These amounts represent known certain payments to participants under the Company’s deferred compensation and supplemental retirement plans. See Note 12 in the financial statements at Item 15 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this item are set forth following Item 15 of this Form 10-K, and are incorporated herein by reference.

The following table discloses the Company’s condensed selected unaudited quarterly financial data for each of the quarters in the two-year period ended December 31, 2008.

	For the Quarter Ended

(In thousands except per share data)	December 2008	September 2008	June 2008	March 2008	December 2007	September 2007	June 2007	March 2007

Interest income	$11,834	$12,744	$13,363	$14,150	$15,345	$15,083	$14,600	$14,496
Interest expense	3,706	3,932	4,294	5,022	5,133	4,838	4,508	4,159

Net interest income	8,128	8,812	9,069	9,128	10,212	10,245	10,092	10,337

Provision for loan and lease losses	3,000	1,500	5,200	2,400	1,200	850	—	—
Noninterest income	2,900	284	3,477	3,491	1,505	3,350	3,170	3,134
Noninterest expense	9,583	9,694	9,577	9,805	9,943	9,481	10,732	10,230

(Loss) income before (benefit) provision for income taxes	(1,555)	(2,098)	(2,231)	414	574	3,264	2,530	3,241
(Benefit) provision for income taxes	(2,409)	(679)	(722)	134	184	1,044	810	1,037

Net income (loss)	$854	$(1,419)	$(1,509)	$280	$390	$2,220	$1,720	$2,204

Earnings (loss) per share:
Basic	$0.11	$(0.19)	$(0.20)	$0.04	$0.05	$0.30	$0.23	$0.30

Diluted	$0.11	$(0.19)	$(0.20)	$0.04	$0.05	$0.29	$0.22	$0.29

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

Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management’s statement as to the framework used to evaluate the effectiveness of, and management’s assessment of the effectiveness of, the Company’s internal control over financial reporting as of December 31, 2008, appears in this report at page 51 and is incorporated here by this reference. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and executive officers required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission (the “Commission”) entitled “Election of Directors” (not including the share information included in the beneficial ownership tables nor the footnotes thereto nor the subsections entitled “Committees of the Board of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Meetings of the Board of Directors”) and the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders of the Company to be filed with the Commission entitled “Executive Compensation” and the subsection entitled “Election of Directors - Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from sections of the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled “Election of Directors - Security Ownership of Certain Beneficial Owners and Management,” as to share information in the tables of beneficial ownership and footnotes thereto and “Securities Authorized for Issuance Under Equity Compensation Plan.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled “Principal Accounting Fees and Services.”

PART IV

ITEM 15. EXHIBITS AND, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of the report:

1. Financial Statements

	Document Title	Page

	Report of Management on Internal Control Over Financial Reporting	51
	Report of Independent Registered Public Accounting Firm	52
	Consolidated Balance Sheets as of December 31, 2008 and 2007	53
	Consolidated Statements of Income for the Years Ended December 2008, 2007 and 2006	54
	Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006	55
	Consolidated Statements of Cash Flows for the Years ended December 31, 2008, 2007 and 2006	56
	Notes to Consolidated Financial Statements	57

	2. Schedules: see (c) below

	3. Exhibits: see Index to Exhibits at page 85

(b)	Exhibits

	See Index to Exhibits at page 85 of this Annual Report on Form 10-K, which is incorporated herein by reference

(c)	Financial Statement Schedules

	Not applicable

Report of Management on Internal Control Over Financial Reporting

Financial Statements

Management of North Valley Bancorp and its subsidiaries (the Company) is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements as of December 31, 2008, and for the year then ended. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

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

The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
North Valley Bancorp

We have audited the accompanying consolidated balance sheets of North Valley Bancorp and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Valley Bancorp and subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California
March 5, 2009

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
(In thousands except share data)

	2008	2007

ASSETS
Cash and cash equivalents:
Cash and due from banks	$27,153	$28,569

Investment securities available for sale, at fair value	76,345	104,341
Investment securities held to maturity, at amortized cost	21	31

Loans and leases	693,422	746,253
Less: Allowance for loan and lease losses	(11,327)	(10,755)

Net loans and leases	682,095	735,498

Premises and equipment, net	11,418	12,431
Accrued interest receivable	2,742	3,912
Other real estate owned	10,408	902
FHLB and FRB stock and other securities	5,825	6,238
Bank-owned life insurance policies	31,612	30,526
Core deposit intangibles, net	838	1,236
Goodwill	15,187	15,187
Other assets	15,907	10,148

TOTAL ASSETS	$879,551	$949,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$161,748	$167,615
Interest-bearing	593,196	569,124

Total deposits	754,944	736,739

Other borrowed funds	3,516	87,192
Accrued interest payable and other liabilities	11,872	11,656
Subordinated debentures	31,961	31,961

Total liabilities	802,293	867,548

Commitments and Contingencies (Note 16)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none outstanding	—	—
Common stock, no par value: authorized 20,000,000 shares; outstanding 7,495,817 and 7,413,066 at December 31, 2008 and 2007	41,553	40,642
Retained earnings	37,430	42,212
Accumulated other comprehensive loss, net of tax	(1,725)	(1,383)

Total stockholders’ equity	77,258	81,471

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$879,551	$949,019

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands except per share data)

	2008	2007	2006

INTEREST INCOME:
Interest and fees on loans and leases	$47,897	$53,712	$50,241
Interest on investments:
Taxable interest income	3,297	4,450	5,606
Nontaxable interest income	885	964	1,052
Interest on federal funds sold and repurchase agreements	12	398	280

Total interest income	52,091	59,524	57,179

INTEREST EXPENSE:
Deposits	13,515	14,497	10,026
Subordinated debentures	2,340	2,438	2,456
Other borrowings	1,099	1,703	2,203

Total interest expense	16,954	18,638	14,685

NET INTEREST INCOME	35,137	40,886	42,494

PROVISION FOR LOAN AND LEASE LOSSES	12,100	2,050	975

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	23,037	38,836	41,519

NONINTEREST INCOME:
Service charges on deposit accounts	7,162	6,870	6,437
Other fees and charges	3,882	3,730	3,186
Earnings on cash surrender value of life insurance policies	1,325	1,276	1,211
Gain on sale of loans	107	153	399
Loss on sales, calls and impairment of securities	(3,386)	(1,752)	(3)
Other	1,062	882	1,420

Total noninterest income	10,152	11,159	12,650

NONINTEREST EXPENSES:
Salaries and employee benefits	20,526	21,674	21,775
Occupancy expense	3,037	3,075	3,023
Furniture and equipment expense	2,003	2,029	2,153
Other	13,092	13,608	12,664

Total noninterest expenses	38,658	40,386	39,615

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(5,469)	9,609	14,554

(BENEFIT) PROVISION FOR INCOME TAXES	(3,675)	3,075	4,158

NET (LOSS) INCOME	$(1,794)	$6,534	$10,396

Per Share Amounts
Basic (Loss) Earnings Per Share	$(0.24)	$0.89	$1.41

Diluted (Loss) Earnings Per Share	$(0.24)	$0.86	$1.36

Cash Dividends Per Common Share	$0.40	$0.40	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands except share data)

	Common Stock		Retained	Accumulated Other Comprehensive

	Shares	Amount	Earnings	Income (Loss)	Total

Balance January 1, 2006	7,497,599	$39,810	$34,437	$(2,446)	$71,801

Adoption of Staff Accounting Bulletin No. 108			400		400

Comprehensive income:
Net income			10,396		10,396
Other comprehensive income, net of tax of $487:
Net unrealized gain on available for sale securities, net of reclassification adjustment of $2				642	642

Total comprehensive income					11,038

Adjustment to initially recognize the unfunded status of the supplemental retirement plan, net of tax of $370				(533)	(533)
Stock options exercised, net of shares tendered	96,115	521			521
Stock-based compensation expense	7,200	293			293
Tax benefit derived from exercise of stock options	—	174			174
Repurchase of common stock	(300,000)	(1,596)	(3,674)		(5,270)
Cash dividends on common stock			(2,933)		(2,933)

Balance December 31, 2006	7,300,914	39,202	38,626	(2,337)	75,491

Comprehensive income:
Net income			6,534		6,534
Other comprehensive income, net of tax of $660:
Net unrealized gain on available for sale securities, net of reclassification adjustment of $(1,034)				950	950
Adjustment for the change in the unfunded status of the supplemental retirement plan, net of tax of $3				4	4

Total comprehensive income					7,488

Stock options exercised, net of shares tendered	104,952	899			899
Stock-based compensation expense	7,200	368			368
Tax benefit derived from exercise of stock options		173			173
Cash dividends on common stock			(2,948)		(2,948)

Balance December 31, 2007	7,413,066	40,642	42,212	(1,383)	81,471

Comprehensive loss:
Net loss			(1,794)		(1,794)
Other comprehensive loss, net of tax of $263
Net unrealized loss on available for sale securities, net of reclassification adjustment of $1,998				(379)	(379)
Adjustment for the change in the unfunded status of the supplemental retirement plan, net of tax of $25				37	37

Total comprehensive loss					(2,136)

Stock options exercised, net of shares tendered	75,551	518			518
Stock-based compensation expense	7,200	352			352
Tax benefit derived from exercise of stock options		41			41
Cash dividends on common stock			(2,988)		(2,988)

Balance December 31, 2008	7,495,817	$41,553	$37,430	$(1,725)	$77,258

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (in thousands)

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(1,794)	$6,534	$10,396
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,084	2,184	2,330
(Accretion) amortization of premium on securities, net	(24)	53	99
Amortization of core deposit intangible	398	650	651
Provision for loan and lease losses	12,100	2,050	975
Loss on write-down/gain on sale of other real estate owned	77	—	—
Loss on sale, calls and impairment of securities	3,386	1,752	3
Gain on sale of loans	(107)	(153)	(399)
Gain on sale of premises and equipment	—	(3)	(218)
FHLB stock dividends	(215)	(187)	(229)
Deferred tax provision	(1,774)	(1,906)	(1,000)
Stock-based compensation expense	352	368	293
Excess tax benefit from exercise of stock options	(41)	(173)	(174)
Effect of changes in:
Accrued interest receivable	1,170	(74)	(4)
Other assets	(4,834)	(969)	682
Accrued interest payable and other liabilities	319	1,397	(1,420)

Net cash provided by operating activities	11,097	11,523	11,985

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	—	—	(98)
Proceeds from sales of available for sale securities	3,638	—	46
Proceeds from maturities/calls of available for sale securities	20,355	29,035	31,836
Proceeds from maturities/calls of held to maturity securities	10	50	—
Proceeds (purchases) of FHLB and FRB stock and other securities	628	(555)	397
Net decrease (increase) in loans and leases	24,831	(86,432)	(34,891)
Proceeds from sales of other real estate owned	6,996	—	—
Proceeds from sales of premises and equipment	—	—	422
Purchases of premises and equipment	(1,071)	(815)	(1,385)

Net cash provided by (used in) investing activities	55,387	(58,717)	(3,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	18,205	(13,549)	3,598
Net change in other borrowed funds	(83,676)	49,692	(19,000)
Cash dividends paid	(2,988)	(2,948)	(2,933)
Repurchase of common shares	—	—	(5,270)
Exercise of stock options, including tax benefit	559	1,072	695

Net cash (used in) provided by financing activities	(67,900)	34,267	(22,910)

NET DECREASE CASH AND CASH EQUIVALENTS	(1,416)	(12,927)	(14,598)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28,569	41,496	56,094

CASH AND CASH EQUIVALENTS, END OF YEAR	$27,153	$28,569	$41,496

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$17,133	$18,938	$14,352
Income taxes	2,390	5,812	6,790

Noncash investing and financing activities:
Net change in unrealized (loss) gain on available for sale investment securities	(379)	950	1,191
Transfer from loans to other real estate owned	16,579	—	—
Cash dividends declared	750	739	729
Tax benefit from stock options exercised	41	173	174

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

1.	SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – North Valley Bancorp (the “Company”) is a bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System. North Valley Bancorp was incorporated in 1980 in the State of California for the purpose of acquiring North Valley Bank (“NVB”) in a one-bank holding company reorganization. NVB was organized in 1972 as a California state-chartered bank. On October 11, 2000, the Company completed its plan of reorganization with Six Rivers National Bank (“SRNB”), which then became a wholly-owned subsidiary of North Valley Bancorp. This reorganization was completed under the pooling-of-interests method of accounting for business combinations. In January 2002, SRNB converted from a national association to a California state-chartered bank and changed its name to Six Rivers Bank (“SRB”). On January 1, 2004, SRB was merged with and into NVB in a transaction between entities under common control accounted for similar to a pooling of interests. (For purposes herein, “NVB” shall refer to North Valley Bank including the former branches of SRB and “SRB” will refer to the former branches and operations of SRB). From 2001 to 2005, the Company formed North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III, and North Valley Capital Statutory Trust IV (collectively, the Trusts) which Trust I, II, and III are Delaware statutory business trusts and Trust IV is a Connecticut statutory business trust formed for the exclusive purpose of issuing and selling Trust Preferred Securities. Bank Processing, Inc. is an inactive wholly-owned subsidiary of North Valley Bancorp. On August 31, 2004, the Company acquired Yolo Community Bank (“YCB”) in a transaction accounted for under the purchase method of business combinations. Yolo Community Bank changed its name to NVB Business Bank (“NVB BB”) effective February 11, 2005. After the close of business on June 30, 2006, NVB BB was merged into North Valley Bank.

The deposits of NVB are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable legal limits. NVB is participating in the FDIC sponsored Transaction Account Guarantee Program. Under this program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

The Company’s principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company’s primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of the Company’s revenues. NVB operates 26 branches, including two supermarket branches, and an LPO in Northern California.

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

Consolidation and Basis of Presentation - The consolidated financial statements include North Valley Bancorp and its wholly owned subsidiaries: NVB and its wholly owned inactive subsidiary, North Valley Trading Company. North Valley Trading Company did not have any activity in 2008, 2007 and 2006. All material intercompany accounts and transactions have been eliminated in consolidation.

For financial reporting purposes, the Company’s investments in the Trusts of $961,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Trusts are reflected as debt on the Company’s consolidated balance sheet.

Disclosures About Segments of an Enterprise – The Company uses the “management approach” for reporting business segment information. The management approach is based on the segments within a company used by the chief operating decision-maker for making operating decisions and assessing performance. Reportable segments are based on such factors as products and services, geography, legal structure or any other manner by which a company’s management distinguishes major operating units. Utilizing this approach, management has determined that the Company has only one reportable segment.

Reclassifications – Certain amounts in 2007 and 2006 have been reclassified to conform with the 2008 consolidated financial statement presentation.

Cash and Cash Equivalents - For the purposes of the consolidated statement of cash flows, cash and cash equivalents have been defined as cash, demand deposits with correspondent banks, cash items, settlements in transit, and federal funds sold and repurchase agreements. Generally, federal funds are sold for one-day periods and repurchase agreements are sold for eight to fourteen-day periods. The Company did not have any federal funds sold or repurchase agreements at December 31, 2008 and 2007. Cash equivalents have remaining terms to maturity of three months or less from the date of acquisition.

Reserve Requirements. The Company is subject to regulation by the Federal Reserve Board. The regulations require the Company to maintain certain cash reserve balances on hand or at the Federal Reserve Bank (FRB). At December 31, 2008 and 2007, the Company had reserves of $612,000 and $631,000, respectively.

Investment Securities - The Company accounts for its investment securities as follows:

Trading securities are carried at fair value. Changes in fair value are included in noninterest income. The Company did not have any securities classified as trading at December 31, 2008 and 2007.

Available for sale securities are carried at estimated fair value and represent securities not classified as trading securities nor as held to maturity securities. Unrealized gains and losses resulting from changes in fair value are recorded, net of tax, as a net amount within accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

Held to maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. The Company’s policy of carrying such investment securities at amortized cost is based upon its ability and management’s intent to hold such securities to maturity.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. As of and for the year ended December 31, 2008 and 2007, there were no transfers of securities between categories.

Gains or losses on disposition are recorded in noninterest income based on the net proceeds received and the carrying amount of the securities sold, using the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums.

Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

The Company may purchase loans or acquire loans through a business combination for which differences exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2008 and 2007, there were no loans being accounted for under this policy.

Deferred Loan Fees - Loan fees and certain related direct costs to originate loans are deferred and amortized to income by a method that approximates a level yield over the contractual life of the underlying loans. The unamortized balance of deferred fees and costs is reported as a component of net loans.

Loan Sales and Servicing - The Company originates and sells residential mortgage loans to Freddie Mac and others. The Company retains the servicing on certain loans that are sold. Deferred origination fees and expenses are recognized at the time of sale in the determination of the gain or loss. Upon the sale of these loans, the Company’s investment in each loan is allocated between the servicing retained and the loan, based on the relative fair value of each portion. The gain (loss) is recognized at the time of sale based on the difference between the sale proceeds and the allocated carrying value of the related loans sold. The fair value of the contractual servicing is reflected as a servicing asset, which is amortized over the period of estimated net servicing income using a method approximating the interest method. The servicing asset is included in other assets on the consolidated balance sheet, and is evaluated for impairment on a periodic basis.

Allowance for Loan and Lease Losses – The allowance for loan and lease losses is maintained to provide for losses related to impaired loans and leases and other losses that can be reasonably expected to occur in the normal course of business. The allowance for loan and lease losses is established through a provision for loan and lease losses charged to operations. Loans and leases are charged against the allowance for loan and lease losses when management believes that the collectibility of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. Management attributes formula reserves to different types of loans using percentages which are based upon perceived risk associated with the portfolio and underlying collateral, historical loss experience, and vulnerability to existing economic conditions, which may affect the collectibility of the loans. Specific reserves are allocated for impaired loans and leases which have experienced a decline in internal grading and when management believes additional loss exposure exists. The unallocated allowance is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent losses with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. Although the allowance for loan and lease losses is allocated to various portfolio segments, it is general in nature and is available for the loan and lease portfolio in its entirety. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and leases. Actual amounts could differ from those estimates. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

FHLB and FRB Stock and Other Securities – The Company purchases restricted stock in the Federal Home Loan Bank of San Francisco (FHLB), the Federal Reserve Bank (FRB) and others as required to participate in various programs offered by these institutions. These investments are carried at cost and may be redeemed at par with certain restrictions.

Core Deposit Intangibles – These assets represent the excess of the purchase price over the fair value of the tangible net assets acquired from a branch acquisition by SRB and the estimated fair value of the deposit relationships acquired in the acquisition of YCB and is being amortized by the straight-line method. The cost assigned to the branch acquisition intangible was $3,252,000 and, as a result of the current year amortization expense of $252,000, was fully amortized at December 31, 2008. The YCB core deposit intangible was recorded at $1,421,000 in August, 2004 with accumulated amortization of $583,000 at December 31, 2008. It is being amortized at $146,000 per year over an estimated life of ten years with a remaining amortization period of approximately six years. Amortization expense on these intangibles was $398,000 for the year ended December 31, 2008 and $650,000 for each of the years ended December 31, 2007 and 2006, respectively. Amortization expense over the next five years is expected to be approximately $146,000 in years 2009 through 2013. Management evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization. There were no revisions resulting from management’s assessment in 2008, 2007 or 2006.

Goodwill – Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the fair values assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. Goodwill was recorded in the Company’s acquisition of YCB. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually. There was no impairment resulting from management’s assessment in 2008, 2007 or 2006.

Defined Benefit Pension and Other Post Retirement Plans – Since December 31, 2006, the Company has recognized the funded status of its defined benefit plan in the accompanying consolidated balance sheet with gains or losses and prior service costs or credits that arise during the period that are not recognized as net period benefit expenses recorded in other comprehensive income. The Company was required to recognize the underfunded status of its supplemental retirement plan as a liability in the consolidated balance sheet as of December 31, 2006 and recognizes subsequent changes in that funded status through other comprehensive income. For the years ended December 31, 2008 and 2007, the amount recognized through other comprehensive income was $37,000 and $4,000, respectively.

Income Taxes – The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

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

Since January 1, 2007, the Company has accounted for uncertainty in income taxes under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under the provisions of FIN 48, only tax positions that met the more likely than not recognition threshold, that the tax position would be sustained in a tax examination, on January 1, 2007 were recognized or continue to be recognized. The Company previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Interest expense associated with unrecognized tax benefits is classified as interest expense in the consolidated statement of income.Penalties associated with unrecognized tax benefits are classified as other expense in the consolidated statement of income.

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

Stock-Based Compensation - At December 31, 2008, the Company had four shareholder approved stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan and the 2008 Stock Incentive Plan. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options.

Under the North Valley Bancorp 1989 Director Stock Option Plan each member of the Board of Directors, including employees who are Directors, automatically received every January a non-statutory stock option to purchase 1,000 shares of the Company’s Common Stock. Effective upon adoption of the North Valley Bancorp 1999 Director Stock Option Plan, no further grants of options have been made or will be made under the 1989 Director Plan. Pursuant to the 1989 Director Plan, there were outstanding options to purchase 1,200 shares of Common Stock at December 31, 2008.

The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. Pursuant to the North Valley Bancorp 1998 Employee Stock Incentive Plan there were outstanding options to purchase 490,490 shares of Common Stock at December 31, 2008. As provided in the Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008.

The 1999 Director Stock Option Plan replaced the existing North Valley Bancorp 1989 Director Stock Option Plan. As of December 31, 2008, there were options outstanding under the 1999 Director Stock Option Plan for the purchase of 241,000 shares of Common Stock. A total of 225,767 shares of Common Stock were available for the grant of additional options under the 1999 Director Stock Option Plan at December 31, 2008.

The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008.

The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. The shares of Common Stock authorized to be granted as options under the Stock Incentive Plan consist of 400,000 shares of the Company’s Common Stock. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted in the fourth quarter in 2008 the vesting period is five years. As of December 31, 2008, there were options outstanding under the 2008 Stock Incentive Plan for the purchase of 254,712 shares of Common Stock. A total of 145,288 shares of Common Stock were available for the grant of additional options under the 2008 Stock Incentive Plan at December 31, 2008. Outstanding options under the plans are exercisable until their expiration. Total options of 1,130,091 were authorized under all plans at December 31, 2008. Each outside director of the Company shall also be eligible to receive a stock award of 900 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. Each stock award shall be fully vested when granted to the outside director.

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

Expected Term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the Company’s historical option activity.

Expected Volatility - The Company uses the trading history of the common stock of the Company in determining an estimated volatility factor when using the Black-Scholes-Merton option-pricing formula to determine the fair value of options granted.

Expected Dividend – The Company estimates the expected dividend based on its historical experience of dividends declared per year, giving consideration to any anticipated changes and the estimated stock price over the expected term based on historical experience when using the Black-Scholes-Merton option-pricing formula.

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

The fair value of each option is estimated on the date of grant with the following assumptions:

	2008	2007	2006

Average dividend yield	3.64%	2.25%	2.27%
Expected volatility	27.94%	23.51%	15.24%
Average risk-free interest rate	3.54%	4.85%	3.64%
Expected option life	6.56 years	6.25 years	7 years
Weighted average grant date fair value	$2.76	$5.26	$2.97

Comprehensive Income – Comprehensive income includes net income and other comprehensive income or loss, which represents the change in its net assets during the period from nonowner sources. The components of other comprehensive income or loss for the Company include the unrealized gain or loss on available-for-sale securities and adjustments to the minimum pension liability and are presented net of tax. Comprehensive income is reported on the consolidated statement of changes in stockholders’ equity.

Cumulative Effect of Adopting Staff Accounting Bulletin 108 – In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Management adopted the provisions of SAB 108 at December 31, 2006. Historically, the Company evaluated uncorrected differences utilizing the rollover approach and the impact under that approach was not considered material. Under SAB 108 management must assess materiality using both the rollover method and the iron-curtain method. Under the iron-curtain method, the cumulative effect of tax differences was material to the Company’s 2006 consolidated financial statements and, therefore, management recorded an adjustment under the transition provisions of SAB 108to increase the opening 2006 retained earnings balance in the amount of $400,000 and decrease other liabilities by an equal amount.

New Accounting Pronouncements -

Accounting for Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the accounting treatment for business combinations on a prospective basis.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). This standard identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. It establishes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective November 15, 2008. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard No. 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1). This standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It also includes a technical amendment to FASB Statement No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets. The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009. Early adoption is permitted. The Company is currently assessing the potential effect of FSP 132(R)-1 on its financial position, results of operations and cash flows.

2.	INVESTMENT SECURITIES

At December 31, the amortized cost of investment securities and their estimated fair value were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2008
Available-for-Sale:
Obligations of U.S. government agencies	$1,500	$93	$—	$1,593
Obligations of state and political subdivisions	16,037	356	(217)	16,176
Mortgage-backed securities	51,894	541	(490)	51,945
Corporate debt securities	6,002	—	(2,371)	3,631
Equity securities	3,000	—	—	3,000

	$78,433	$990	$(3,078)	$76,345

Held-to-Maturity:
Mortgage-backed securities	$21	$—	$(1)	$20

December 31, 2007
Available-for-Sale:
Obligations of U.S. government agencies	$3,499	$46	$(11)	$3,534
Obligations of state and political subdivisions	20,563	526	(11)	21,078
Mortgage-backed securities	69,433	57	(1,350)	68,140
Corporate debt securities	6,009	—	(670)	5,339
Equity securities	6,284	—	(34)	6,250

	$105,788	$629	$(2,076)	$104,341

Held-to-Maturity:
Mortgage-backed securities	$31	$—	$—	$31

Net unrealized losses on available for sale securities totaling $2,088,000 and $1,447,000 were recorded, net of $856,000 and $593,000 in tax benefits, as accumulated other comprehensive loss within stockholders’ equity at December 31, 2008 and 2007, respectively.

Proceeds on sales, calls or maturities of securities categorized as available for sale were $20,355,000, $29,035,000 and $31,836,000 in 2008, 2007 and 2006, respectively. Gross realized gains on sales or calls of securities categorized as available for sale securities were $8,000, $3,000 and $25,000 in 2008, 2007 and 2006, respectively. Gross realized losses on sales, impairment or calls of securities categorized as available for sale securities were $3,394,000, $1,755,000 and $28,000 in 2008, 2007 and 2006, respectively.

During 2008, the Company recognized impairment on its FNMA Preferred Stock of $3,284,000. The Company purchased 100,000 shares of this security in June 2003 at par, $50.00 per share, and in 2007 recognized an impairment charge of $1,716,000 to reflect the December 31, 2007 market value of $32.84 per share. Due to the United States Treasury and the Federal Housing Finance Agency (FHFA) decision to place FNMA and FHLMC under conservatorship on September 7, 2008, the Company concluded that these securities were further impaired and were written down by $3,284,000 to zero at September 30, 2008.

There were no sales or gross realized gains or losses on calls of held to maturity securities in 2008, 2007 and 2006. There were no transfers between available for sale and held to maturity investment securities in 2008, 2007 and 2006.

The following tables show gross unrealized losses and the estimated fair value of available for sale investment securities, aggregated by investment category, for investment securities that are in an unrealized loss position at December 31, 2008 and 2007 (in thousands). Unrealized losses for held to maturity investment securities during the same period were not significant.

December 31, 2008

	Less than 12 Months		12 Months or Longer		Total

	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Description of Securities
Obligations of states and political subdivisions	$2,710	$217	$—	$—	$2,710	$217
Mortgage-backed securities	9,954	52	15,827	438	25,781	490
Corporate debt securities	—	—	3,631	2,371	3,631	2,371

Total temporarily impaired securities	$12,664	$269	$19,458	$2,809	$32,122	$3,078

December 31, 2007

	Less than 12 Months		12 Months or Longer		Total

	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Description of Securities
Obligations of U.S. government agencies	$—	$—	$1,988	$11	$1,988	$11
Obligations of states and political subdivisions	—	—	2,737	11	2,737	11
Mortgage-backed securities	341	1	58,269	1,349	58,610	1,350
Corporate debt securities	5,339	670	—	—	5,339	670
Equity securities	—	—	3,250	34	3,250	34

Total temporarily impaired securities	$5,680	$671	$66,244	$1,405	$71,924	$2,076

Obligations of States and Political Subdivisions

Management believes that the unrealized losses on the Company’s investment in obligations of states and political subdivisions is caused by interest rate changes, and is not attributable to changes in credit quality. The Company’s investments in obligations of states and political subdivisions includes six securities which were in a loss position for less than twelve months, none of which are individually significant. The Company has the ability and intent to hold these investments until at least a recovery of fair value or to maturity or call and expects to collect all amounts due. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2008.

Government Guaranteed Mortgage Backed Securities

Management believes that the unrealized losses on the Company’s investment in government guaranteed mortgage-backed securities is caused by interest rate change and is not attributable to changes in credit quality. These investments include 23 securities which were in a loss position for twelve months or more and nine in a loss position for less than twelve months, none of which are individually significant. Additionally, the contractual cash flows of these investments are guaranteed by an agency of the U.S. government and thus it is expected that the securities would not be settled at any price less than the amortized cost of the Company’s investment. The Company has the ability and intent to hold those investments until at least a recovery of fair value or until maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Corporate Debt Securities

As of December 31, 2008, there were two corporate debt securities in a loss position for twelve months or more. Management believes that the unrealized losses on the Company’s investment in these corporate debt securities is caused by interest rate increases and is not attributable to changes in credit quality. The Company has the ability and intent to hold those investments until at least a recovery of fair value or until maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Maturities

The Company invests in collateralized mortgage obligations (“CMOs”) issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association. Actual maturities of CMOs and other securities may differ from contractual maturities because borrowers have the right to prepay mortgages without penalty or call obligations with or without call penalties. The Company uses the “Wall Street” consensus average life at the time the security is purchased to schedule maturities of these CMOs and adjusts scheduled maturities periodically based upon changes in the Wall Street estimates.

Contractual maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost of approximately $3,000,000 and a fair value of approximately $3,000,000) at December 31, 2008, are shown below (in thousands).

	Held to Maturity		Available for Sale

	Amortized Cost (Carrying Amount)	Estimated Fair Value	Amortized Costs	Estimated Fair Value (Carrying Amount)

Due in 1 year or less	$—	$—	$3,407	$3,455
Due after 1 year through 5 years	21	20	45,368	45,921
Due after 5 years through 10 years	—	—	15,001	14,899
Due after 10 years	—	—	11,657	9,070

	$21	$20	$75,433	$73,345

At December 31, 2008 and 2007, securities having fair value amounts of approximately $65,118,000 and $68,410,000 were pledged to secure public deposits, short-term borrowings, treasury tax and loan balances and for other purposes required by law or contract.

3.	LOANS AND LEASES

The Company originates loans for business, consumer and real estate activities and leases for equipment purchases. Such loans and leases are concentrated in Yolo, Solano, Placer, Sonoma, Shasta, Humboldt, Mendocino, Trinity and Del Norte Counties and neighboring communities. Substantially all loans are collateralized. Generally, real estate loans are secured by real property. Commercial and other loans are secured by bank deposits, real estate or business or personal assets. Leases are generally secured by equipment. The Company’s policy for requiring collateral reflects the Company’s analysis of the borrower, the borrower’s industry and the economic environment in which the loan would be granted. The loans and leases are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrower.

Major classifications of loans and leases at December 31 were as follows (in thousands):

	2008	2007

Commercial	$92,029	$92,419
Real estate - commercial	327,098	297,272
Real estate - construction	136,755	225,758
Real estate - mortgage	62,155	50,131
Installment	29,945	41,161
Direct financing leases	1,035	1,307
Other	45,424	39,297

	694,441	747,345

Deferred loan (fees) costs, net	(1,019)	(1,092)
Allowance for loan and lease losses	(11,327)	(10,755)

	$682,095	$735,498

At December 31, 2008 and 2007, the Company serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $88,957,000 and $97,059,000, respectively.

Salaries and employee benefits totaling $838,000, $793,000 and $933,000 have been deferred as loan origination costs for the years ended December 31, 2008, 2007 and 2006, respectively.

Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB, FRB, and certain correspondent banks. Pledged loans totaled $215,077,000 and $203,662,000 at December 31, 2008 and 2007, respectively (see note 8).

The components of the Company’s direct financing leases at December 31 are summarized below (in thousands):

	2008	2007

Future minimum lease payments	$1,059	$1,337
Unearned income	(24)	(30)

	$1,035	$1,307

Future minimum lease payments are as follows (in thousands):

2009	$259
2010	192
2011	192
2012	192
2013	192
Thereafter	32

Total	$1,059

Changes in the allowance for loan and lease losses for the years ended December 31 were as follows (in thousands):

	2008	2007	2006

Balance, beginning of year	$10,755	$8,831	$7,864
Provision	12,100	2,050	975
Loans charged-off	(11,805)	(255)	(258)
Recoveries on loans previously charged-off	277	129	250

Balance, end of year	$11,327	$10,755	$8,831

4.	IMPAIRED AND NONPERFORMING LOANS AND LEASES

At December 31, 2008 and 2007, the recorded investment in impaired loans and leases was approximately $18,936,000 and $1,764,000, respectively. Of the 2008 and 2007 balance, there was a related valuation allowance of $1,755,000 and $83,000, respectively. For the years ended December 31, 2008, 2007 and 2006, the average recorded investment in impaired loans and leases was approximately $21,864,000, $1,572,000 and $63,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $25,000, $38,000 and $9,000 for cash payments received in 2008, 2007 and 2006.

Nonperforming loans and leases include all such loans and leases that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans and leases at December 31 are summarized as follows (in thousands):

	2008	2007

Nonaccrual loans and leases	$18,936	$1,608
Loans and leases 90 days past due but still accruing interest	—	156

Total nonperforming loans and leases	$18,936	$1,764

Interest income forgone on nonaccrual loans or leases approximated $2,305,000 in 2008, $49,000 in 2007and $10,000 in 2006.

At December 31, 2008, there were no commitments to lend additional funds to borrowers whose loans or leases were on nonaccrual status.

5.	PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31 are summarized as follows (in thousands):

	2008	2007

Land	$2,309	$2,239
Buildings and improvements	8,268	8,286
Furniture, fixtures and equipment	19,749	19,063
Leasehold improvements	3,654	3,469
Construction in progress	27	8

	34,007	33,065
Accumulated depreciation and amortization	(22,589)	(20,634)

Total premises and equipment	$11,418	$12,431

Depreciation and amortization included in occupancy and equipment expense totaled $2,084,000, $2,184,000 and $2,330,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

6.	OTHER ASSETS

Major classifications of other assets at December 31 were as follows (in thousands):

	2008	2007

Deferred taxes	$8,456	$6,444
Prepaid expenses	1,009	1,018
Mortgage servicing asset	542	677
Other	5,900	2,009

Total other assets	$15,907	$10,148

Originated mortgage servicing assets totaling $63,000, $30,000 and $147,000 were recognized during the years ended December 31, 2008, 2007 and 2006, respectively. Amortization of mortgage servicing assets totaled $198,000, $187,000 and $176,000 for the years ended December 31, 2008, 2007 and 2006, respectively. There were no impairment charges to mortgage servicing assets during the years ended December 31, 2008, 2007 and 2006.

7.	DEPOSITS

The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $121,131,000 and $104,503,000 at December 31, 2008 and 2007. Interest expense incurred on such time certificates of deposit was $4,526,000, $4,386,000 and $2,631,000 for the years ended December 31, 2008, 2007 and 2006. At December 31, 2008, the scheduled maturities of all time deposits were as follows (in thousands):

Years	Amount

2009	178,641
2010	98,073
2011	3,154
2012	4,366

$284,234

8.	LINES OF CREDIT

At December 31, 2008, the Company had the following lines of credit with correspondent banks to purchase federal funds (in thousands):

Description	Amount	Expiration

Unsecured	$10,000	Annually
Unsecured	15,000	7/31/2009
Secured:
First deeds of trust on eligible 1-4 unit residential loans	113,135	Monthly
First deeds of trust on eligible commercial real estate loans	1,585	Monthly
Securities Backed Credit Program	23,685	Monthly

9.	BORROWING ARRANGEMENTS

Other borrowed funds include FHLB advances and Federal funds purchased. The following table summarizes these borrowings at December 31 (in thousands):

	2008	2007

Short-term borrowings:
FHLB advances	$2,546	$86,957
Federal funds	970	235

Total short-term borrowings	$3,516	$87,192

The FHLB advances of $2,546,000 at December 31, 2008 was an overnight advance at an interest rate of 0.05% and was collateralized by loans and securities. Federal funds purchased are generally for one-day periods.

Temporary Liquidity Guarantee Program

The Company and Bank each opted-in to the FDIC’s Temporary Liquidity Guarantee Program and the Bank is eligible to issue certain debt that is backed by the full faith and credit of the United States, up to a limit of $15.5 million under the program. Any senior unsecured debt with a stated maturity of more than thirty days issued by the Bank up to its debt guarantee limit falls under this program. The Bank will be charged an annualized assessment from the FDIC, ranging from 50 to 100 basis points, based on the term and amount of the debt outstanding under the program. At December 31, 2008, the Bank had no borrowings under this debt guarantee program.

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

The trust preferred securities issued by the trusts are currently included in Tier 1 capital in the amount of $26,327,000 and in Tier 2 capital in the amount of $4,673,000 for purposes of determining Leverage, Tier 1 and Total Risk-Based capital ratios.

The following table summarizes the terms of each subordinated debenture issuance (dollars in thousands):

	Date		Fixed or Variable	Current	Rate	Redemption	Amount at December 31,
Series	Issued	Maturity	Rate	Rate	Index	Date	2008	2007

North Valley Capital Trust I	7/16/01	7/25/31	Fixed	10.25%	N/A	7/25/11	$10,310	$10,310

North Valley Capital Trust II	3/28/03	4/24/33	Variable	6.44%	LIBOR + 3.25%	4/24/08	6,186	6,186

North Valley Capital Trust III	4/20/04	4/24/34	Variable	6.63%	LIBOR + 2.80%	7/23/09	5,155	5,155

North Valley Capital Statutory Trust IV	12/29/05	3/15/36	Variable	6.16%	LIBOR + 1.33%	3/15/11	10,310	10,310

							$31,961	$31,961

Deferred costs related to the Subordinated Debentures, which are included in other assets in the accompanying consolidated balance sheet, totaled $205,000 and $295,000 at December 31, 2008 and 2007, respectively. Amortization of the deferred costs was $90,000, $95,000 and $91,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

11.	INCOME TAXES

The (benefit) provision for income taxes for the years ended December 31, was as follows (in thousands):

	2008	2007	2006

Current:
Federal	$(1,665)	$4,042	$4,192
State	(236)	949	966

Total	(1,901)	4,991	5,158

Deferred tax (benefit):
Federal	(605)	(1,398)	(974)
State	(1,169)	(518)	(26)

Total	(1,774)	(1,916)	(1,000)

Total (benefit) provision for income taxes	$(3,675)	$3,075	$4,158

The effective federal tax rate for the years ended December 31, differs from the statutory tax rate as follows:

	2008	2007	2006

Federal statutory income tax rate	(35.0%)	35.0%	35.0%
State income taxes net of Federal income tax benefit	(16.7%)	2.9%	1.9%
Tax exempt income	(13.1%)	(7.9%)	(5.8%)
Change in estimate of Federal effective tax rate	0.0%	0.0%	(2.5%)
Reduction in FIN 48 reserve	(4.3%)	0.0%	0.0%
Other	1.9%	2.0%	(0.1%)

Effective (benefit) tax rate	(67.2%)	32.0%	28.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset at December 31 are as follows (in thousands):

	2008	2007

Deferred tax assets:
Allowance for loan and lease losses	$5,192	$4,930
Accrued pension obligation	2,137	1,712
Underfunded pension obligation	342	368
Deferred compensation	1,404	1,250
Deferred loan fees and costs	—	20
Discount on acquired loans	123	172
Unrealized loss on available for sale securities	857	593
Stock based compensation	79	55
Core deposit intangibles	96	39
Tax Credits	412	—
Net Operating Loss	397	—
Capital Loss	341	—
Other	1,229	1,191

Total deferred tax assets	$12,609	$10,330

Deferred tax liabilities:
Tax depreciation in excess of book depreciation	978	1,247
FHLB stock dividend	410	425
Originated mortgage servicing rights	249	310
Market to market adjustment	1,138	1,450
California franchise tax	933	193
Deferred loan fees and costs	175	131
Other	270	130

Total deferred tax liabilities	$4,153	$3,886

Net deferred tax asset	$8,456	$6,444

The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets. At December 31, 2008, the Bank had Federal and State net operating loss carryforwards (NOLs) of approximately $3.7 million for Federal and California tax purposes respectively. The 2008 Federal net operating loss is expected to be carried back to 2006 tax year resulting in a refund receivable of approximately $1.3 million. California does not conform to the Federal carryback provisions as of December 31, 2008. Furthermore, California suspended the ability to utilize the Net Operating Losses for 2008 and 2009 tax years. The Bancorp is expecting to utilize the California net operating loss in 2010. The 2008 California NOL will begin to expire in 2018 if not fully utilized.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 requires a certain methodology for measuring and reporting uncertain tax positions, as well as disclosures regarding such tax positions. The Company and its subsidiaries file income tax returns in the United States and California jurisdictions. There are currently no pending federal or local income tax examinations by tax authorities. With few exceptions, the Company is no longer subject to the examination by federal taxing authorities for the years ended before December 31, 2004 and by state and local taxing authorities for years before December 31, 2003. The Company’s primary market areas are designated as “Enterprise Zones” and the Company receives tax credits for hiring individuals in these markets and receives an interest deduction for loans made in designated enterprise zones. The tax credits and interest deductions are significant to the Company in reducing its effective tax rate. These positions could be challenged by the California Franchise Tax Board, and an unfavorable adjustment could occur. The California Franchise Tax Board is currently conducting examinations of the State of California returns for 2003 and 2004. The Company determined its unrecognized tax benefit to be $465,000 at December 31, 2008. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows: (in thousands)

Balance at January 1, 2008	$703

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(238)
Settlements	—

Balance at December 31, 2008	$465

During the year ended December 31, 2008, the Company was not assessed any interest and penalties. The Company had approximately $20,000 and $95,000 for the payment of interest and penalties accrued at December 31, 2008 and 2007, respectively.

12.	RETIREMENT AND DEFERRED COMPENSATION PLANS

Substantially all employees with at least one year of service participate in a Company-sponsored employee stock ownership plan (ESOP). The Company made discretionary contributions to the ESOP for the year ended December 31, 2008 of $150,000 and $195,000 for each of the years ended December 2007 and 2006. At December 31, 2008 and 2007, the ESOP owned approximately 181,000 and 176,000, respectively, shares of the Company’s common stock.

The Company maintains a 401(k) plan covering employees who have completed 1,000 hours of service during a 12-month period and are age 21 or older. Voluntary employee contributions are partially matched by the Company. The Company made contributions to the plan for the years ended December 31, 2008, 2007 and 2006 of $267,000, $310,000 and $313,000, respectively.

The Company has a nonqualified executive deferred compensation plan for key executives and directors. Under this plan, participants voluntarily elect to defer a portion of their salary, bonus or fees and the Company is required to credit these deferrals with interest. The Company’s deferred compensation obligation of $3,064,000 and $2,986,000 as of December 31, 2008 and 2007, respectively, is included in accrued interest payable and other liabilities. The interest cost for this plan was $278,000, $273,000 and $228,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has a supplemental retirement plan for key executives, certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and holds policies with cash surrender values of $31,612,000 and $30,526,000 at December 31, 2008 and 2007, respectively. The related accrued pension obligation of $5,264,000 and $4,633,000 as of December 31, 2008 and 2007, respectively, is included in accrued interest payable and other liabilities.

The following tables set forth the status of the nonqualified supplemental retirement defined benefit pension plans at or for the year ended December 31 (in thousands):

	Pension Benefits

	2008	2007

Change in projected benefit obligation:
Projected obligation at beginning of year	$4,633	$4,476
Service cost	548	620
Interest cost	300	283
Benefit payments	(234)	(735)
Actuarial gains	17	(11)

Projected benefit obligation at end of year	$5,264	$4,633
Accumulated benefit obligation at end of year	$3,947	$3,482

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	234	736
Benefit payments	(234)	(736)

Fair value of plan assets at end of year	$—	$—

Funded status	$(5,264)	$(4,633)

Items not yet recognized as a component of net periodic pension cost

Development of prior service cost
Prior year balance	144	175
Current year amortization	(31)	(31)

Prior service cost	113	144

Development of actuarial loss/(gain)
Prior year balance	753	795
Current year amortization	(48)	(31)
Gain arising during current period	17	(11)

Actuarial loss	722	753

Total	835	897

Amounts recognized in the balance sheet consist of:

Current liability	$(229)	$(234)
Noncurrent liability	(5,035)	(4,399)

Total pension liability	(5,264)	(4,633)

Accumulated other comprehensive income	835	897

Net amount recognized	$(4,429)	$(3,735)

Components of net periodic benefits cost:

	2008	2007	2006

Service cost	$548	$620	$490
Interest cost	300	283	269
Amortization of transition obligation/(asset)	—	—	—
Amortization of prior service cost	31	31	31
Amortization of actuarial loss	48	31	58

Net periodic benefit cost	$927	$965	$848

Other comprehensive (loss) income	$(63)	$(73)	$961

Amounts included in AOCI expected to be recognized during the next fiscal year

Prior service cost	$31	$31	$31
Actuarial loss	$19	$29	$1,287

Assumptions used to determine benefit obligations as of end of fiscal year and used in computing net periodic benefit cost

	2008	2007	2006

Measurement Date	12/31/2008	12/31/2007	12/31/2006
Discount rate	6.50%	6.50%	6.50%
Expected return on assets	N/A	N/A	N/A
Rate of compensation increase	8.00%	8.00%	8.00%

Estimated costs expected to be accrued in 2009 are $925,000. The following table presents the benefits expected to be paid under the plan in the periods indicated (in thousands):

Year	Pension Benefits

2009	$229
2010	$241
2011	$250
2012	$250
2013	$250
2014 - 2018	$3,685

13.	STOCK-BASED COMPENSATION

During 2008, 2007 and 2006, each director was awarded 900 shares of common stock, resulting in an additional 7,200 shares being issued each year. Compensation cost related to these awards was recognized based on the fair value of the shares at the date of the award.

Under the Company’s stock option plans as of December 31, 2008, 371,055 shares of the Company’s common stock are available for future grants to directors and employees of the Company. Under the Director Plan, options may not be granted at a price less than 85% of fair market value at the date of the grant. Under the Employee Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under both plans, options may be exercised over a ten year term. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted in the fourth quarter in 2008 the vesting period is five years. A summary of outstanding stock options follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, January 1, 2006	896,560	$9.51
Granted	62,157	17.27
Exercised	(141,106)	9.60
Expired or canceled	(38,899)	$16.41

Outstanding December 31, 2006	778,712	$9.77
Granted	63,613	20.41
Exercised	(104,952)	8.32
Expired or canceled	(13,731)	$18.85

Outstanding December 31, 2007	723,642	$10.75
Granted	390,611	7.67
Exercised	(75,551)	6.86
Expired or canceled	(51,300)	$12.47

Outstanding December 31, 2008	987,402	$9.74	6 years	$—

Fully vested and exercisable at December 31, 2008	569,013	$10.36	3 years	$—

Options expected to vest	418,389	$8.89	9 years	$—

Information about stock options outstanding at December 31, 2008 is summarized as follows:

Range of Exercise Prices	Options Outstanding	Average Remaining Contractual Life (Years)	Average Exercise Price of Options Outstanding	Options Exercisable	Average Exercise Price of Options Exercisable

$6.59-8.58	225,200	1	$7.38	225,200	$7.38
$7.58-8.87	124,953	2	$7.94	124,953	$7.94
$9.40-10.24	49,136	3	$9.97	49,136	$9.97
$13.06	33,525	4	$13.06	33,525	$13.06
$15.72-16.18	25,062	5	$15.79	25,062	$15.79
$17.00-19.86	44,523	6	$18.76	35,618	$18.76
$16.20-17.95	42,579	7	$17.32	25,546	$17.32
$20.03-24.75	53,563	8	$20.37	22,144	$20.37
$4.79-13.01	388,861	9	$7.65	27,829	$12.78

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2008. The intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 totaled $101,000, $1,068,000 and $1,111,000, respectively. The total fair value of the shares that vested during the years ended December 31, 2008, 2007 and 2006 totaled $316,000, $247,000 and $170,000, respectively.

The compensation cost that has been charged against income for stock based compensation was $352,000, $368,000 and $293,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $588,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.7 years and will be adjusted for subsequent changes in estimated forfeitures.

Cash received from stock option exercises under the Company’s option plans for 2008 and 2007 was $518,000 and $899,000, respectively. The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as a cash flow from financing activities in the consolidated statement of cash flows. These excess tax benefits from stock option exercises under the stock option plans totaled $41,000, $173,000 and $174,000 for 2008, 2007 and 2006, respectively.

14.	STOCK REPURCHASE PLAN

The Board of Directors approved a plan to repurchase up to 4%, or approximately 300,000 shares of the outstanding common stock of the Company in 2006. Stock repurchases were made from time to time on the open market. The timing of the purchases and the exact number of shares purchased was dependent on market conditions. The share repurchase program did not include specific price targets or timetables and could have been suspended by the Board of Directors at any time. During 2006 all 300,000 shares were repurchased for $5,270,000 at an average price of $17.57 per share.

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

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for each of the years ended December 31 is reconciled as follows (in thousands):

	2008	2007	2006

Calculation of Basic Earnings Per Share:
Numerator - net (loss) income	$(1,794)	$6,534	$10,396
Denominator - weighted average common shares outstanding	7,461	7,361	7,380

Basic (loss) earnings per share	$(0.24)	$0.89	$1.41

Calculation of Diluted Earnings Per Share:
Numerator - net (loss) income	$(1,794)	$6,534	$10,396
Denominator:
Weighted average common shares outstanding	7,461	7,361	7,380
Dilutive effect of outstanding options	—	273	258

Weighted average common shares outstanding and common share equivalents	7,461	7,634	7,638

Diluted (loss) earnings per share	$(0.24)	$0.86	$1.36

16.	COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position or results of its operations or its cash flows.

The Company has operating leases for certain premises and equipment. These leases expire on various dates through 2023 and have various renewal options ranging from 3 to 15 years. Rent expense for such leases for the years ended December 31, 2008, 2007 and 2006 was $1,439,000, $1,316,000 and 1,259,000.

The following schedule represents the Company’s noncancelable future minimum scheduled lease payments at December 31, 2008 (in thousands):

2009	$1,417
2010	1,113
2011	720
2012	531
2013	529
Thereafter	1,356

Total	$5,666

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $7,003,000 and $10,314,000 at December 31, 2008 and 2007. At December 31, 2008, commercial and consumer lines of credit and real estate loans of approximately $97,110,000 and $61,820,000 were undisbursed. At December 31, 2007, commercial and consumer lines of credit and real estate loans of approximately $79,024,000 and $134,570,000 were undisbursed.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Virtually all of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2008 and 2007. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at December 31, 2008 and 2007, no losses are anticipated as a result of these commitments.

In management’s opinion, a concentration exists in real estate-related loans which represent approximately 76% and 77% of the Company’s loan portfolio at December 31, 2008 and 2007. Although management believes such concentrations to have no more than the normal risk of collectibility, a continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

17.	RELATED PARTY TRANSACTIONS

At December 31, 2008 and 2007, certain officers, directors and their associates and principal shareholders were indebted to the Company for loans made on substantially the same terms, including interest rates and collateral, as comparable transactions with unaffiliated parties.

A summary of activity for the years ended December 31, 2008 and 2007 is as follows (in thousands; renewals are not reflected as either new loans or repayments):

	2008	2007

Beginning balance	$8,494	$8,759
Borrowings	323	1,391
Repayments	(2,271)	(1,656)

	$6,546	$8,494

Undisbursed commitments	$1,200	$1,111

18.	REGULATORY MATTERS

The Company and NVB are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines, the Company and NVB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. These quantitative measures are established by regulation and require that minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined) are maintained. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

NVB is also subject to additional capital guidelines under the regulatory framework for prompt corrective action. To be categorized as well capitalized, NVB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. The most recent notifications from the FDIC for NVB as of December 31, 2008 categorized NVB as well-capitalized under these guidelines. There are no conditions or events since that notification that management believes have changed NVB’s category.

Management believes, as of December 31, 2008 and 2007, that the Company and NVB met all capital adequacy requirements to which they are subject. There are no conditions or events since those notifications that management believes have changed the categories.

The Company’s and NVB’s actual capital amounts (in thousands) and ratios are also presented in the following tables.

			For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions

	Actual		Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Company
As of December 31, 2008:
Total capital (to risk weighted assets)	$104,125	12.75%	$65,333	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$89,231	10.93%	$32,655	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$89,231	10.36%	$34,452	4.00%	N/A	N/A

As of December 31, 2007:
Total capital (to risk weighted assets)	$108,098	12.00%	$72,065	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$93,954	10.43%	$36,032	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$93,954	10.29%	$36,522	4.00%	N/A	N/A

North Valley Bank
As of December 31, 2008:
Total capital (to risk weighted assets)	$102,906	12.61%	$65,285	8.00%	$81,607	10.00%
Tier 1 capital (to risk weighted assets)	$92,693	11.36%	$32,638	4.00%	$48,958	6.00%
Tier 1 capital (to average assets)	$92,693	10.79%	$34,363	4.00%	$42,953	5.00%

As of December 31, 2007:
Total capital (to risk weighted assets)	$105,715	11.73%	$72,099	8.00%	$90,124	10.00%
Tier 1 capital (to risk weighted assets)	$94,960	10.54%	$36,038	4.00%	$54,057	6.00%
Tier 1 capital (to average assets)	$94,960	10.43%	$36,418	4.00%	$45,523	5.00%

The Company’s ability to pay cash dividends is dependent on dividends paid to it by NVB and limited by California law. Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. California General Corporation Law prohibits the Company from paying dividends on its common stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend, the sum of the Company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.

The Company’s ability to pay dividends is also limited by certain covenants contained in the indentures relating to trust preferred securities that have been issued by four business trusts and corresponding junior subordinated debentures. The Company owns the common stock of the four business trusts. The indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if the Company is in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if the Company gives notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then the Company may not, among other restrictions, declare or pay any dividends. On January 29, 2009 the Company’s Board of Directors determined that it was in the best interest of the Company to suspend indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009.

Dividends from NVB to the Company are restricted under certain federal laws and regulations governing banks. In addition, California law restricts the total dividend payments of any bank to the lesser of the bank’s retained earnings or the bank’s net income for the latest three fiscal years, less dividends previously declared during that period, at any time without the prior approval of the California Department of Financial Institutions. As of December 31, 2008, the maximum amount available for dividend distributions by NVB to the Company under these restrictions was approximately $5.4 million.

19.	FAIR VALUE MEASAUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands)

	2008		2007

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

FINANCIAL ASSETS
Cash and cash equivalents	$27,153	$27,153	$28,569	$28,569
FHLB, FRB and other securities	5,825	5,825	6,238	6,238
Securities:
Available for sale	76,345	76,345	104,341	104,341
Held to maturity	21	20	31	31
Loans and leases	682,095	687,891	735,498	741,694
Bank owned life insurance	31,612	31,612	30,526	30,526
Mortgage servicing assets	542	458	677	798
Accrued interest receivable	2,742	2,742	3,912	3,912

FINANCIAL LIABILITIES
Deposits	$754,944	$758,387	$736,739	$737,021
Other borrowed funds	3,516	3,516	87,192	87,191
Subordinated debentures	31,961	31,605	31,961	29,105
Accrued interest payable	1,243	1,243	1,423	1,423

The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. Although management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimation technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of financial instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Estimates of fair value have not been adjusted to reflect tax ramifications or changes in market conditions subsequent to December 31, 2008; therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

The following methods and assumptions were used to estimate the fair value of financial instruments. For cash and cash equivalents, variable-rate loans and leases, accrued interest receivable and payable, FHLB, FRB stock and other securities, bank owned life insurance, demand deposits and short-term borrowings, the carrying amount is estimated to be fair value. For investment securities, fair values are based on quoted market prices, quoted market prices for similar securities and indications of value provided by brokers. The fair values for fixed-rate loans and leases are estimated using discounted cash flow analyses, using interest rates currently being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness. Fair values for mortgage servicing assets is estimated using projected cash flows adjusted for the effects of anticipated prepayments, using a market discount rate. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow analyses using interest rates offered at each reporting date by the Company for certificates with similar remaining maturities. The fair value of subordinated debentures was determined based on the current market for like-kind instruments of a similar maturity and structure. The fair values of commitments are estimated using the fees currently charged to enter into similar agreements and are not significant and, therefore, not included in the above table.

On January 1, 2008, the Company adopted FASB Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements for the year ended December 31, 2008.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP was effective immediately and clarifies the application of FASB Statement No. 157, Fair Value Measurements in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

The following tables present information about the Company’s assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at December 31, 2008, Using

Decscription	Fair Value December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-Sale Securities	$76,345	$76,345	$—	$—

Total Assets Measured at Fair Value on a Recurring Basis	$76,345	$76,345	$—	$—

Available-for-Sale Securities - Fair values for investment securities are based on quoted market prices.

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2008, Using

Decscription	Fair Value December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$18,936	$—	$18,936	$—
Other Real Estate Owned	10,408	—	10,408	—

Total Assets Measured at Fair Value on a Nonrecurring Basis	$29,344	$—	$29,344	$—

Impaired loans - Impaired loans, which are measured for impairment using the fair value of the collateral for the collateral dependent loans, had a carrying amount of $18,936,000, with a specific reserve of $1,755,000.

Other Real Estate Owned – Other real estate owned represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the fair value of the real estate less costs to sell, which becomes the property’s new basis.

20.	OTHER NONINTEREST EXPENSES

The major classifications of other noninterest expenses for the years ended December 31 were as follows (in thousands):

	2008	2007	2006

Data processing	$2,349	$2,227	$2,300
Professional services	1,305	1,572	1,583
ATM and on-line banking	1,040	986	845
Marketing expense	938	959	1,139
Operations expense	803	881	848
Printing and supplies	693	700	715
Director expense	620	579	575
Postage	607	524	563
Loan expense	575	419	434
Amortization of intangibles	398	651	651
Messenger	337	348	289
Merger expense	—	760	—
Other	3,427	3,002	2,722

	$13,092	$13,608	$12,664

21.	PARENT COMPANY ONLY - CONDENSED FINANCIAL INFORMATION

The condensed financial statements of North Valley Bancorp are presented below (in thousands):

CONDENSED BALANCE SHEET DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS
Cash and cash equivalents	$3,062	$4,744
Investments in banking subsidiaries	107,047	110,088
Investments in other subsidiaries	2	2
Investment in unconsolidated subsidiary grantor trusts	961	961
Other assets	1,930	187

Total assets	$113,002	$115,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividend payable	$750	$739
Subordinated debentures	31,961	31,961
Other liabilities	3,033	1,811
Stockholders’ equity	77,258	81,471

Total liabilities and stockholders’ equity	$113,002	$115,982

CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

INCOME:
Dividends from subsidiaries	$4,000	$5,000	$10,000
Other income	—	—	10,737

Total income	4,000	5,000	20,737

EXPENSE:
Interest on subordinated debentures	2,340	2,438	2,456
Salaries and employee benefits	—	—	9,258
Legal and accounting	517	906	988
Other	1,679	1,926	3,205
Merger and acquisition expense	—	761	—
Tax benefit	(1,796)	(2,498)	(2,052)

Total expense	2,740	3,533	13,855

Income before equity in undistributed income of subsidiaries	1,260	1,467	6,882
Equity in (distributed) undistributed (loss) income of subsidiaries	(3,054)	5,067	3,514

Net (loss) income	(1,794)	6,534	10,396

Other comprehensive (loss) income, net of tax	(342)	954	109

Total comprehensive (loss) income	$(2,136)	$7,488	$10,505

CONDENSED STATEMENT OF CASH FLOWS YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,794)	$6,534	$10,396
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in distributed (undistributed) loss (income) of subsidiaries	3,054	(5,067)	(3,514)
Loss on sales of securities	—	—	24
Stock-based compensation expense	352	368	293
Effect of changes in:
Other assets	(1,831)	868	552
Other liabilities	966	1,737	(834)

Net cash provided by operating activities	747	4,440	6,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	—	—	25
Sale or repayment of investments in subsidiaries	—	10	622

Net cash provided by investing activities	—	10	647

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,988)	(2,948)	(2,933)
Repurchase of common stock	—	—	(5,270)
Exercise of stock options, including tax benefit	559	1,072	695

Net cash used in financing activities	(2,429)	(1,876)	(7,508)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,682)	2,574	56

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,744	2,170	2,114

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,062	$4,744	$2,170

INDEX OF EXHIBITS

Exhibit No.	Exhibit Name	Sequential Page No

2(a)

Agreement and Plan of Reorganization and Merger, dated as of October 3, 1999 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 12, 1999).

*

2(b)

Addendum to Agreement and Plan of Reorganization and Merger dated as of September 25, 2000 (incorporated by reference from Exhibit 2.7 to the Company’s Current Report on Form 8-K filed with the Commission on September 29, 2000).

*

2(c)

Agreement and Plan of Merger dated April 23, 2004, by and between North Valley Bancorp and Yolo Community Bank (incorporated by reference from Exhibit 99.54 to the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2004).

*

2(d)

Agreement and Plan of Reorganization dated April 10, 2007, between Sterling Financial Corporation and North Valley Bancorp (incorporated by reference from Exhibit 99.128 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2007). Terminated effective December 1, 2007.

*

3(a)

Amended and Restated Articles of Incorporation of North Valley Bancorp (incorporated by reference from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended June 30, 1998).

*

3(b)

Certificate of Amendment of Amended and Restated Articles of Incorporation of North Valley Bancorp (incorporated by reference from Exhibit 99.108 to the Company’s Current Report on Form 8-K filed with the Commission April 5, 2006).

*

3(c)	By-laws of North Valley Bancorp, as amended and restated (incorporated by reference from Exhibit 99.109 to the Company’s Current Report on Form 8-K filed with the Commission April 5, 2006).	*

4(a)

Amended and Restated Declaration of Trust (North Valley Capital Trust I) dated July 16, 2001 (incorporated by reference from Exhibit 4(a) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).

*

4(b)

Indenture (North Valley Capital Trust I) dated July 16, 2001 (incorporated by reference from Exhibit 4(b) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).

*

4(c)

Junior Subordinated Debt security of North Valley Bancorp (incorporated by reference from Exhibit 4(c) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).

*

4(d)

Guarantee Agreement for North Valley Capital Trust I (North Valley Bancorp) dated July 16, 2001 (incorporated by reference from Exhibit 4(d) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).

*

4(e)

Amended and Restated Declaration of Trust (North Valley Capital Trust II) dated April 10, 2003 (incorporated by reference from Exhibit 4(e) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).

*

4(f)

Indenture (North Valley Capital Trust II) dated April 10, 2003 (incorporated by reference from Exhibit 4(f) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).

*

Exhibit No.	Exhibit Name	Sequential Page No

4(g)

Guarantee Agreement for North Valley Capital Trust II (North Valley Bancorp) dated April 10, 2003 (incorporated by reference from Exhibit 4(g) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).

*

4(h)

Amended and Restated Declaration of Trust (North Valley Capital Trust III) dated May 5, 2004 (incorporated by reference from Exhibit 4(h) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).

*

4(i)

Indenture (North Valley Capital Trust III) dated May 5, 2004 (incorporated by reference from Exhibit 4(i) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).

*

4(j)

Guarantee Agreement for North Valley Capital Trust III (North Valley Bancorp) dated May 5, 2004 (incorporated by reference from Exhibit 4(j) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).

*

4(k)

Amended and Restated Declaration of Trust (North Valley Capital Statutory Trust IV) dated December 29, 2005 (incorporated by reference from Exhibit 99.94 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2006)

*

4(l)

Indenture (North Valley Capital Statutory Trust IV) dated December 29, 2005 (incorporated by reference from Exhibit 99.95 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2006).

*

4(m)

Guarantee Agreement for North Valley Capital Statutory Trust IV (North Valley Bancorp) dated December 29, 2005 (incorporated by reference from Exhibit 99.96 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2006).

*

4(n)

Junior Subordinated Debt Security Due 2036 (North Valley Capital Statutory Trust IV) (incorporated by reference from Exhibit 99.96 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2006).

*

4(o)

Capital Security Certificate (North Valley Capital Statutory Trust IV) (incorporated by reference from Exhibit 99.96 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2006).

*

10(a)	Shareholder Protection Rights Agreement, dated September 9, 1999 (incorporated by reference from Exhibit 4 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 1999).	*

10(b)

North Valley Bancorp 1989 Employee Stock Option Plan, as amended (incorporated by reference from Exhibit 4.1 to Post-Effective Amendment No. One to the Company’s Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December 26, 1989). **

*

10(c)

North Valley Bancorp 1989 Employee Nonstatutory Stock Option Agreement (incorporated by reference from Exhibit 4.3 to Post-Effective Amendment No. One to the Company’s Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December 26, 1989). **

*

Exhibit No.	Exhibit Name	Sequential Page No

10(d)

North Valley Bancorp 1989 Director Stock Option Plan, as amended (incorporated by reference from Exhibit 4.2 to Post-Effective Amendment No. One to the Company’s Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December 26, 1989). **

*

10(e)

North Valley Bancorp 1989 Director Nonstatutory Stock Option Agreement (incorporated by reference from Exhibit 4.4 to Post-Effective Amendment No. One to the Company’s Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December 26, 1989). **

*

10(f)

North Valley Bancorp Employee Stock Ownership Plan, amended and restated as of January 1, 1999 (incorporated by reference from Exhibit10 (f) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005). **

*

10(g)

First Amendment to North Valley Bancorp Employee Stock Ownership Plan, dated October 24, 2002 (incorporated by reference from Exhibit10 (f) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005). **.

*

10(h)

Second Amendment to North Valley Bancorp Employee Stock Ownership Plan, dated November 17, 2003 (incorporated by reference from Exhibit10 (f) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005). **

*

10(i)

Third Amendment to North Valley Bancorp Employee Stock Ownership Plan, effective September 1, 2004(incorporated by reference from Exhibit10 (f) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005). **

*

10(j)	Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10(i) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1988). **	*

10(k)	Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10(j) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1988). **	*

10(l)	Supplemental Retirement Plan for Directors (incorporated by reference from Exhibit 10(k) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1988). **	*

10(m)	Deleted.

10(n)

Executive Deferred Compensation Plan, effective January 1, 1989, restated April 1, 1995 (incorporated by reference from Exhibit 10(dd) to the Company’s Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997). **

*

10(o)

Directors’ Deferred Compensation Plan, effective April 1, 1995 (incorporated by reference from Exhibit 10(ee) to the Company’s Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997). **

*

10(p)

Umbrella TrustTM for Directors, effective April 1, 1995 (incorporated by reference from Exhibit 10(ff) to the Company’s Annual Report on Form 10-KSB filed with the Commission for the year ended December 31 1997). **

*

10(q)

Umbrella TrustTM for Executives, effective April 1, 1995 (incorporated by reference from Exhibit 10(gg) to the Company’s Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997). **

*

Exhibit No.	Exhibit Name	Sequential Page No

10(r)	Indemnification Agreement (incorporated by reference from Exhibit 10 to the Company’s Quarterly Report filed with the Commission for the period ended June 30, 1998).	*

10(s)

North Valley Bancorp 1998 Employee Stock Incentive Plan, as amended through July 26, 2001 (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-65950) filed with the Commission on July 26, 2001). **

*

10(t)

North Valley Bancorp 1999 Director Stock Option Plan (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-65948) filed with the Commission on July 26, 2001). **

*

10(u)

Amendment No. Two to the North Valley Bancorp 1989 Director Stock Option Plan (incorporated by reference from Exhibit 10(v) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1998). **

*

10(v)

Branch Purchase and Assumption Agreement dated as of September 15, 2000, between North Valley Bancorp and Scott Valley Bank (incorporated by reference from Exhibit 99.19 to the Company’s Current Report on Form 8-K filed with the Commission on September 29, 2000).

*

10(w)

Form of Executive Deferred Compensation Agreement executed in December 2000 between North Valley Bank and each of Michael J. Cushman, Sharon L. Benson, Jack R. Richter and Eric J. Woodstrom (incorporated by reference from Exhibit 10(y) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

*

10(x)

Form of Director Deferred Fee Agreement executed in December 2000 between North Valley Bank and each of Rudy V. Balma, William W. Cox, Royce L. Friesen, Dan W. Ghidinelli, Thomas J. Ludden, Douglas M. Treadway and J.M. Wells, Jr. (incorporated by reference from Exhibit 10(aa) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

*

10(y)

Form of Director Deferred Fee Agreement executed in December 2000 between Six Rivers National Bank and each of Kevin D. Hartwick, William T. Kay, Jr., J. Michael McGowan, Warren L. Murphy and Dolores M. Vellutini (incorporated by reference from Exhibit 10(bb) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

*

10(z)

Form of Employment Agreement executed in January 2001 between North Valley Bancorp and each of Michael J. Cushman, Jack R. Richter, Eric J. Woodstrom, Edward J. Czajka and Sharon L. Benson (incorporated by reference from Exhibit 10(cc) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

*

10(aa)	Deleted.

10(bb)

Form of Salary Continuation Agreement executed in October 2001 between North Valley Bancorp and each of Michael J. Cushman, Jack R. Richter, Eric J. Woodstrom, Edward J. Czajka and Sharon L. Benson (incorporated by reference from Exhibit 10(ee) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

*

10(cc)

Park Marina Lease dated July 23, 2001, between The McConnell Foundation and North Valley Bancorp for 300 Park Marina Circle, Redding, California 96001 (incorporated by reference from Exhibit 10(ff) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).

*

10(dd)

Form of Salary Continuation Agreement executed in October 2001 between Six Rivers National Bank and each of Russell Harris and Margie L. Plum (incorporated by reference from Exhibit 10(gg) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

*

Exhibit No.	Exhibit Name	Sequential Page No

10(ee)

Form of Executive Deferred Compensation Agreement executed in January 2001 between North Valley Bank and Edward J. Czajka (incorporated by reference from Exhibit 10(hh) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001.)**

*

10(ff)

Form of Executive Deferred Compensation Agreement executed in December 2001 between North Valley Bank and each of Michael J. Cushman, Sharon L. Benson, Jack R. Richter, Edward J. Czajka and Eric J. Woodstrom (incorporated by reference from Exhibit 10(ii) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

*

10(gg)

Form of Executive Deferred Compensation Agreement executed in January 2002 between Six Rivers National Bank and Russell Harris (incorporated by reference from Exhibit 10(jj) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

*

10(hh)

Form of Director Deferred Fee Agreement executed in December 2001 between North Valley Bank and each of Rudy V. Balma, William W. Cox, Royce L. Friesen, Dan W. Ghidinelli, Thomas J. Ludden, Douglas W. Treadway and J.M. Wells, Jr. (incorporated by reference from Exhibit 10(kk) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

*

10(ii)

Director Deferred Fee Agreement executed in December 2001 between Six Rivers National Bank and each of Kevin D. Hartwick, William T. Kay, Jr., John J. Gierek, Jr., Warren L. Murphy and Dolores M. Vellutini (incorporated by reference from Exhibit 10(ll) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**

*

10(jj)

Information services contract with Information Technology, Inc. dated June 17, 2002 (incorporated by reference from Exhibit 10(mm) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2002).

*

10(kk)

Form of Employment Agreement executed in March 2004 between North Valley Bancorp and Russell Harris (incorporated by reference from Exhibit 10(jj) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003).**

*

10(ll)

Form of Employment Agreement dated August 31, 2004 between North Valley Bancorp and Yolo Community Bank and John A. DiMichele (incorporated by reference from Exhibit 99.71 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2004).**

*

10(mm)

Executive Deferred Compensation Agreement dated December 31, 2004 between North Valley Bancorp and John A. DiMichele (incorporated by reference from Exhibit 10(nn) to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2005).**

*

10(nn)

Severance and Release Agreement (effective as of February 4, 2005) between John A. DiMichele and North Valley Bancorp and NVB Business Bank, formerly named Yolo Community Bank (incorporated by reference from Exhibit 99.78 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2005).**

*

10(oo)

Executive Deferred Compensation Agreement dated December 31, 2004 between North Valley Bancorp and Leo J. Graham (incorporated by reference from Exhibit 10(oo) to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2005).**

*

10(pp)

Director Deferred Fee Agreement dated December 31, 2004 between North Valley Bancorp and Martin Mariani (incorporated by reference from Exhibit 10(pp) to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2005).**

*

Exhibit No.	Exhibit Name	Sequential Page No

10(qq)

Amendment No. 1 to Park Marina Lease, dated July 24, 2003, between The McConnell Foundation and North Valley Bancorp (incorporated by reference from Exhibit 10(kk) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003).

*

10(rr)

Cottonwood Branch sublease extension agreement dated August 7, 2003, between North Valley Bank and North State Grocery, Inc. (incorporated by reference from Exhibit 10(ll) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003).

*

10(ss)

Westwood Branch lease agreement dated December 1, 2003, between North Valley Bank and Daha Investments (incorporated by reference from Exhibit 10(mm) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003).

*

10(tt)

Lease Agreement for 618 Main Street, Woodland, California, dated February 26, 2004, between Yolo Community Bank and Thomas and Margaret Stallard (incorporated by reference from Exhibit 10(mm) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).

*

10(uu)

Lease Agreement for 626, 628 Main Street, 400 Second Street, Woodland, California, dated February 26, 2004, between Yolo Community Bank and Thomas and Margaret Stallard (incorporated by reference from Exhibit 10(mm) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).

*

10(vv)

Lease for 100 B Street, Suite 110, Santa Rosa, California, dated October 19, 2004, between North Valley Bank and Sonja Valentina LLC (incorporated by reference from Exhibit 10(mm) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).

*

10(ww)

Lease for 375 North Sunrise Blvd., Suite 100, Roseville, California, dated January 7, 2005, between Yolo Community Bank and MW Investments (incorporated by reference from Exhibit 10(mm) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).

*

10(xx)

Office Building Lease for 101 North State Street, Suite A, Ukiah, California, dated November 3, 2004, between North Valley Bank and Southport Land & Commercial Company, Inc (incorporated by reference from Exhibit 10(mm) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).

*

10(yy)

Lease for 711 Jefferson Street, Suite A, Fairfield, California, dated September 30, 2004, between Yolo Community Bank and JLC Contracting, Inc (incorporated by reference from Exhibit 10(mm) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).

*

10(zz)

North Valley Bancorp 401(k) Plan, amended and restated effective September 1, 2004 (incorporated by reference from Exhibit 10(mm) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).**

*

10(aaa)

Fourth Amendment to North Valley Bancorp Employee Stock Ownership Plan, effective March 28, 2005 (incorporated by reference from Exhibit 10(aaa) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).**

*

10(bbb)	Deleted.

10(ccc)	Deleted.

Exhibit No.	Exhibit Name	Sequential Page No

10(ddd)

Severance and Release Agreement (effective as of May 31, 2005) between Edward J. Czajka, Executive Vice President and Chief Financial Officer of the North Valley Bancorp (incorporated by reference from Exhibit 99.83 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2005).**

*

10(eee)

Form of Executive Employment Agreement between North Valley Bancorp for Scott Louis, Roger Nash, and Gary Litzsinger (incorporated by reference from Exhibit 99.91 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2005).**

*

10(fff)

Amendment to information services contract with Information Technology, Inc. dated June 17, 2002 (incorporated by reference from Exhibit 99.92 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2005).

*

10(ggg)

North Valley Bancorp Salary Continuation Plan with Jack R. Richter, dated December 31, 2005 (incorporated by reference from Exhibit 99.102 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2006).**

*

10(hhh)

First Amendment to North Valley Bancorp Employee (401k) Plan, effective April 28, 2005. (incorporated by reference from Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2005)**

*

10(iii)

Second Amendment to North Valley Bancorp Employee (401k) Plan, effective April 28, 2005. (incorporated by reference from Exhibit 10(iii) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2005)**

*

10(jjj)

Third Amendment to North Valley Bancorp Employee (401k) Plan, effective December 30, 2005. (incorporated by reference from Exhibit 10(jjj) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2005)**

*

10(kkk)	Fourth Amendment to North Valley Bancorp Employee (401k) Plan, effective January 1, 2006 **

10(lll)

Fifth Amendment to North Valley Bancorp Employee (401k) Plan, effective as of September 1, 2004 (incorporated by reference from Exhibit 10(ooo) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2007). **

*

10(mmm)

Sixth Amendment to North Valley Bancorp Employee (401k) Plan, effective January 1, 2008 (incorporated by reference from Exhibit 99.162 to the Company’s Current Report on Form 8-K filed with the Commission on November 25, 2008). **

*

10(nnn)	Seventh Amendment to North Valley Bancorp Employee (401k) Plan, effective February 16, 2009. **

10(ooo)

Fifth Amendment to North Valley Bancorp Employee Stock Ownership Plan, effective June 4, 2005 (incorporated by reference from Exhibit 10(kkk) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2007). **

*

10(ppp)

North Valley Bancorp Director Deferred Fee Plan, Amended and Restated effective January 1, 2007 (incorporated by reference from Exhibit 10(lll) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2007). **

*

10(qqq)

North Valley Bancorp Executive Deferred Commission Plan, Amended and Restated effective January 1, 2007 (incorporated by reference from Exhibit 10(mmm) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2007). **

*

10(rrr)

North Valley Bancorp Salary Continuation Plan, Amended and Restated effective January 1, 2007 (incorporated by reference from Exhibit 10(nnn) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2007). **

*

Exhibit No.	Exhibit Name	Sequential Page No

10(sss)

First Amendment to the North Valley Bancorp Employee Stock Ownership Plan, as Amended and Restated effective January 1, 2006 (incorporated by reference from Exhibit 10(ppp) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2007). **

*

10(ttt)

North Valley Bancorp Salary Continuation Plan, Amended and Restated effective January 1, 2007 (incorporated by reference from Exhibit 10(qqq) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2007). **

*

10(uuu)

Form of Amendment of the North Valley Bancorp Employee Stock Ownership Plan (incorporated by reference from Exhibit 10(rrr) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2007). **

*

10(vvv)

Lease for 1828-1844 Park Marina Drive, Redding, California, dated July 30, 2007 (incorporated by reference from Exhibit 10(sss) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2007).

*

10(www)

North Valley Bancorp Salary Continuation Plan, Amended and Restated effective January 1, 2007 (incorporated by reference from Exhibit 99.146 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2008).**

*

10(xxx)

North Valley Bancorp Executive Deferred Compensation Plan, Amended and Restated effective January 1, 2007 (incorporated by reference from Exhibit 99.147 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2008).**

*

10(yyy)

First Amendment to North Valley Bancorp Employee Stock Ownership Plan, effective January 1, 2008 (incorporated by reference from Exhibit 99.163 to the Company’s Current Report on Form 8-K filed with the Commission on November 25, 2008).**

*

10(zzz)

North Valley Bancorp Director Deferred Fee Plan, Amended and Restated effective January 1, 2008 (incorporated by reference from Exhibit 99.164 to the Company’s Current Report on Form 8-K filed with the Commission on November 25, 2008).**

*

10(aaaa)

Lease for 837 Harris Street, Eureka, California, dated March 5, 2008, between North Valley Bank and L & H Properties, LLC. (incorporated by reference from Exhibit 99.156 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2007).

*

10(bbbb)	Lease for 750 Mason Street, Suite 202, Vacaville, California, dated August 5, 2008, between North Valley Bank and Green Valley, LLC.

10(cccc)	Extension and First Amendment to Lease for 100 “B” Street, Suite 100, Santa Rosa, California, dated November 15, 2008, between North Valley Bank and Sonya Valentina LLC.

10(dddd)

Lease for 793 Redwood Drive, Garberville, California, dated March 1, 2007, between North Valley Bank and Bank of the West and Charles S. Wagner, Co-Trustees of the Edward H. Wagner Trust and Bank of the West, sole trustee of the Wagner Trust of 1979.

10(eeee)

Lease for 1640 Central Avenue, McKinleyville, California, dated March 24, 1994, between Six Rivers National Bank and William P. Gross & Ruth R. Gross, as co-trustees of the William P. Gross & Ruth R. Gross 1990 Trust, UTD 10/06/90 .

10(ffff)

Lease for 9934A Deschutes Road, Palo Cedro, California, dated August 15, 1995, between North Valley Bank and Donlon H. Gabrielsen and Agnes H. Gabrielsen as Co-Trustees under the Gabrielsen Family Trust dated October 20, 1992.

Exhibit No.	Exhibit Name	Sequential Page No

10(gggg)	Sub-Sublease for 3315 Placer Street, Redding, California, dated August 14, 1998, between North Valley Bank and North State Grocery, Inc.

10(hhhh)

North Valley Bancorp 2008 Stock Incentive Plan (incorporated by reference from the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, filed with the Commission on April 22, 2008). **

*

14

North Valley Bancorp Corporate Governance Code of Ethics (incorporated by reference from Exhibit 14 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).

*

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

NORTH VALLEY BANCORP

By:

/s/ MICHAEL J. CUSHMAN

Michael J. Cushman
President and Chief Executive Officer

/s/ KEVIN R. WATSON

Kevin R. Watson
Executive Vice President and Chief Financial Officer

DATE: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE	TITLE	DATE

/s/ J. M. Wells, Jr.	Director	March 16, 2009

J. M. Wells, Jr.

/s/ Michael J. Cushman	Director, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2009

Michael J. Cushman

/s/ William W. Cox	Director	March 16, 2009

William W. Cox

/s/Royce L. Friesen	Director	March 16, 2009

Royce L. Friesen

/s/ Dan W. Ghidinelli	Director	March 16, 2009

Dan W. Ghidinelli

/s/ Kevin D. Hartwick	Director	March 16, 2009

Kevin D. Hartwick

/s/ Roger B. Kohlmeier	Director	March 16, 2009

Roger B. Kohlmeier

/s/ Martin A. Mariani	Director	March 16, 2009

Martin A. Mariani

/s/ Dolores M. Vellutini	Director	March 16, 2009

Dolores M. Vellutini

/s/ Kevin R. Watson	Executive Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	March 16, 2009

Kevin R. Watson