Form 10-Q
period 2009-03-31
NORTH VALLEY BANCORP
filed 2009-05-13
CIK 353191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 2009.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Transition Period From __________to ___________

Commission file number 0-10652

NORTH VALLEY BANCORP

(Exact name of registrant as specified in its charter)

California	94-2751350

(State or other jurisdiction	(IRS Employer ID Number)
of incorporation or organization)

300 Park Marina Circle, Redding, CA	96001

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (530) 226-2900

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐

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

Common Stock – 7,495,817 shares as of May 11, 2009.

INDEX

NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)

	March 31, 2009	December 31, 2008

ASSETS
Cash and cash equivalents:
Cash and due from banks	$19,595	$27,153
Federal funds sold	49,915	—

Total cash and cash equivalents	69,510	27,153

Investment securities available for sale, at fair value	97,514	76,345
Investment securities held to maturity, at amortized cost	15	21

Loans and leases	660,653	693,422
Less: Allowance for loan and lease losses	(15,887)	(11,327)

Net loans and leases	644,766	682,095

Premises and equipment, net	11,191	11,418
Accrued interest receivable	2,709	2,742
Other real estate owned	5,943	10,408
FHLB and FRB stock and other securities	5,825	5,825
Bank-owned life insurance policies	31,889	31,612
Core deposit intangibles, net	802	838
Goodwill	15,187	15,187
Other assets	18,498	15,907

TOTAL ASSETS	$903,849	$879,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$149,681	$161,748
Interest-bearing	637,151	593,196

Total deposits	786,832	754,944

Other borrowed funds	—	3,516
Accrued interest payable and other liabilities	10,133	11,872
Subordinated debentures	31,961	31,961

Total liabilities	828,926	802,293

Commitments and Contingencies (Note H)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none outstanding	—	—
Common stock, no par value: authorized 20,000,000 shares; outstanding 7,495,817 for March 31, 2009 and December 31, 2008	41,627	41,553
Retained earnings	34,323	37,430
Accumulated other comprehensive loss, net of tax	(1,027)	(1,725)

Total stockholders’ equity	74,923	77,258

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$903,849	$879,551

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except per share data)

	For the three months ended March 31,
	2009	2008

INTEREST INCOME:
Interest and fees on loans and leases	$10,536	$12,976
Interest on investments:
Taxable interest income	694	934
Nontaxable interest income	180	235
Interest on federal funds sold and repurchase agreements	9	5

Total interest income	11,419	14,150

INTEREST EXPENSE:
Deposits	2,768	3,828
Subordinated debentures	542	595
Other borrowings	1	599

Total interest expense	3,311	5,022

NET INTEREST INCOME	8,108	9,128

PROVISION FOR LOAN AND LEASE LOSSES	7,000	2,400

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	1,108	6,728

NONINTEREST INCOME:
Service charges on deposit accounts	1,528	1,716
Other fees and charges	964	965
Earnings on cash surrender value of life insurance policies	336	330
Gain on sale of loans	97	88
Gain on sales or calls of investment securities	—	1
Loss on sale/writedown of other real estate owned	(890)	—
Other	239	391

Total noninterest income	2,274	3,491

NONINTEREST EXPENSES:
Salaries and employee benefits	5,064	5,536
Occupancy expense	761	754
Furniture and equipment expense	469	465
Other	3,151	3,050

Total noninterest expenses	9,445	9,805

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(6,063)	414

(BENEFIT) PROVISION FOR INCOME TAXES	(2,956)	134

NET (LOSS) INCOME	$(3,107)	$280

Per Share Amounts
Basic (Loss) Earnings Per Share	$(0.41)	$0.04

Diluted (Loss) Earnings Per Share	$(0.41)	$0.04

Cash Dividends Per Common Share	$—	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, (in thousands)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(3,107)	$280
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	478	513
(Accretion) amortization of premium on securities, net	(17)	6
Amortization of core deposit intangible	36	163
Provision for loan and lease losses	7,000	2,400
Loss on sale/write-down of other real estate owned	890	—
Gain on sale or calls of investment securities	—	(1)
Gain on sale of loans	(97)	(88)
Gain on sale of premises and equipment	—	(1)
FHLB stock dividends	—	(50)
Stock-based compensation expense	74	178
Excess tax benefit from exercise of stock options	—	(18)
Effect of changes in:
Accrued interest receivable	33	666
Other assets	(3,354)	(682)
Accrued interest payable and other liabilities	(1,739)	(781)

Net cash provided by operating activities	197	2,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(23,243)	—
Proceeds from maturities/calls of available for sale securities	3,275	6,158
Proceeds from maturities/calls of held to maturity securities	6	—
Purchases of FHLB and FRB stock and other securities	—	(555)
Net decrease (increase) in loans and leases	30,233	(4,380)
Proceeds from sales of other real estate owned	3,768	—
Proceeds from sales of premises and equipment	7	—
Purchases of premises and equipment	(258)	(147)

Net cash provided by investing activities	13,788	1,076

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	31,888	26,010
Net change in other borrowed funds	(3,516)	(28,797)
Cash dividends paid	—	(741)
Exercise of stock options, including tax benefit	—	91

Net cash provided by (used in) financing activities	28,372	(3,437)

NET INCREASE CASH AND CASH EQUIVALENTS	42,357	224
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	27,153	28,569

CASH AND CASH EQUIVALENTS, END OF PERIOD	69,510	$28,793

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	3,729	$5,414
Income taxes	—	—

Noncash investing and financing activities:
Net change in unrealized loss on available for sale investment securities	1,185	408
Transfer from loans to other real estate owned	193	—
Cash dividends declared	—	742
Tax benefit from stock options exercised	—	18

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2009.

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

NOTE B – INVESTMENT SECURITIES

At March 31, 2009 and December 31, 2008, the amortized cost of securities and their approximate fair value were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale securities:

March 31, 2009
Obligations of U.S. government agencies	$1,500	$85	$—	$1,585
Obligations of state and political subdivisions	15,835	429	(170)	16,094
Mortgage-backed securities	72,080	2,415	(159)	74,336
Corporate debt securities	6,002	—	(3,503)	2,499
Equity securities	3,000	—	—	3,000

	$98,417	$2,929	$(3,832)	$97,514

December 31, 2008
Obligations of U.S. government agencies	$1,500	$93	$—	$1,593
Obligations of state and political subdivisions	16,037	356	(217)	16,176
Mortgage-backed securities	51,894	541	(490)	51,945
Corporate debt securities	6,002	—	(2,371)	3,631
Equity securities	3,000	—	—	3,000

	$78,433	$990	$(3,078)	$76,345

March 31, 2009
Mortgage-backed securities	$15	$—	$(1)	$14

December 31, 2008
Mortgage-backed securities	$21	$—	$(1)	$20

For the three months ended March 31, 2009 there were no gross realized gains on sales or calls of available for sale securities. For the three months ended March 31, 2008 there was $1,000 in gross realized gains on sales or calls of available for sale securities. For the three months ended March 31, 2009 and 2008 there were no gross realized losses on sales or calls of available for sale securities. There were no sales or transfers of held to maturity securities for the three months ended March 31, 2009 and 2008.

At March 31, 2009 and December 31, 2008, securities having fair value amounts of approximately $86,236,000 and $65,118,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

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

At March 31, 2009, the Company held $20,919,000 of available for sale investment securities in an unrealized loss position of which $7,789,000 were in an unrealized loss position for less than twelve months and $13,130,000 were in an unrealized loss position and had been in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be at maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily impaired.

NOTE C – STOCK-BASED COMPENSATION

Stock Option Plans

At March 31, 2009, the Company had four shareholder approved stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan and the 2008 Stock Incentive Plan. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. Under the North Valley Bancorp 1989 Director Stock Option Plan each member of the Board of Directors, including employees who are Directors, automatically received every January a non-statutory stock option to purchase 1,000 shares of the Company’s Common Stock. Effective upon adoption of the North Valley Bancorp 1999 Director Stock Option Plan, no further grants of options have been made or will be made under the 1989 Director Plan. Pursuant to the 1989 Director Plan, there were no outstanding options to purchase shares of Common Stock at March 31, 2009. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. Pursuant to the Stock Incentive Plan there were outstanding options to purchase 421,290 shares of Common Stock at March 31, 2009. As provided in the Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. The 1999 Director Stock Option Plan replaced the existing North Valley Bancorp 1989 Director Stock Option Plan. As of March 31, 2009, there were options outstanding under the 1999 Director Stock Option Plan for the purchase of 241,000 shares of Common Stock. A total of 225,767 shares of Common Stock were available for the grant of additional options under the 1999 Director Stock Option Plan at March 31, 2009. As of March 31, 2009, there were options outstanding under the 2008 Stock Incentive Plan for the purchase of 274,212 shares of Common Stock. A total of 125,788 shares of Common Stock were available for the grant of additional options under the 2008 Stock Incentive Plan at March 31, 2009. Options for a total of 1,130,091 shares were authorized under all plans at March 31, 2009.

The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. The shares of Common Stock authorized to be granted as options under the Stock Incentive Plan consist of 400,000 shares of the Company’s Common Stock. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Each outside director of the Company shall also be eligible to receive a stock award of 900 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. Each stock award shall be fully vested when granted to the outside director. The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors. Outstanding options under the plans are exercisable until their expiration.

Stock Option Compensation

There were 19,500 and 135,899 options granted in the three month periods ended March 31, 2009 and 2008, respectively. The weighted average grant date fair value of options granted for the three month period ended March 31, 2009 and 2008 was $1.50 and $3.03, respectively. For the three month periods ended March 31, 2009 and 2008, the compensation cost recognized for stock option compensation was $59,000 and $139,000, respectively. Director stock grant expense for the three month periods ended March 31, 2009 and 2008 was $14,000 and $39,000, respectively. The recognized tax benefit for stock option compensation expense was $18,000 for the three month period ended March 31, 2008. There was no recognized tax benefit for stock option compensation expense for the three month period ended March 31, 2009. At March 31, 2009, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $559,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 3.1 years and will be adjusted for subsequent changes in estimated forfeitures.

The fair value of each option is estimated on the date of grant with the following assumptions:

	Three months ended March 31,

	2009	2008

Average dividend yield	0.00%	3.08%
Expected volatility	36.76%	27.08%
Average risk-free interest rate	2.34%	3.67%
Expected option life	7 years	6.52 years
Weighted average grant date fair value	$1.50	$3.03

Stock-Based Compensation

Under the Company’s stock option plans as of March 31, 2009, 351,555 shares of the Company’s common stock are available for future grants to directors and employees of the Company. Under the Director Plan, options may not be granted at a price less than 85% of fair market value at the date of the grant. Under the Employee Stock Incentive Plans, options may not be granted at a price less than the fair market value at the date of the grant. Under both plans, options may be exercised over a ten year term. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted in the fourth quarter in 2008 and first quarter 2009 the vesting period is five years. A summary of outstanding stock options follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Exercise Price Range	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2009	987,402	$9.74	6 years	$4.79-24.75	$—

Granted	19,500	3.55	—	3.15-3.64	—
Exercised	—	—	—	—	—
Expired or Forfeited	(70,400)	8.75	—	6.80-20.62	—

Outstanding at March 31, 2009	936,502	$9.68	6 years	$3.15-24.75	$15

Fully vested and exercisable at March 31, 2009	545,936	$11.05	3 years	$6.51-24.75	$—

Options expected to vest	390,566	$7.78	9 years	$3.15-24.75	$15

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of March 31, 2009. The intrinsic value of options exercised during the three months ended March 31, 2008 totaled $44,000. There were no options exercised during the three months ended March 31, 2009.

NOTE D – COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income includes net (loss) income and other comprehensive income or loss. The Company’s only sources of other comprehensive income (loss) are unrealized gains and losses on available for sale investment securities and adjustments to the minimum pension liability. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income (loss) as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company’s total comprehensive income was as follows (in thousands):

	Three months ended March 31,

	2009	2008

Net (loss) income	$(3,107)	$280
Other comprehensive income, net of tax:
Holding gain arising during period	698	240

Total comprehensive (loss) income	$(2,409)	$520

NOTE E – IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OREO

At March 31, 2009 and December 31, 2008, the recorded investment in nonperforming loans and leases was approximately $19,926,000 and $18,936,000, respectively. Of the March 31, 2009 balance, a specific reserve of $1,832,000 was established. Of the December 31, 2008 balance, a specific reserve of $1,755,000 was established. If interest had been accruing on the nonperforming loans, such income would have approximated $374,000 for the three months ended March 31, 2009.

At March 31, 2009 and December 31, 2008, the recorded investment in other real estate owned (“OREO”) was approximately $5,943,000 and $10,408,000, respectively. During the quarter ended March 31, 2009, the Company transferred one property from loans in the amount of $193,000 to OREO, had $3,768,000 in proceeds on sales of OREO and recorded an $890,000 loss on the sale/writedown of OREO in other noninterest income. The March 31, 2009 balance of OREO of $5,943,000 consists of seven properties with the largest property representing $2,875,000 of the balance at March 31, 2009.

Nonperforming loans and leases include all such loans and leases that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans and leases and OREO at March 31, 2009 and December 31, 2008 are summarized as follows (in thousands):

	March 31,	December 31,
	2009	2008

Nonaccrual loans and leases	$19,926	$18,936
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	5,943	10,408

Total nonperforming assets	$25,869	$29,344

Nonaccrual loans and leases to total gross loans and leases	3.02%	2.73%
Nonperforming loans and leases to total gross loans and leases	3.02%	2.73%
Total nonperforming assets to total assets	2.86%	3.34%

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

There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three month periods ended March 31, 2009 and 2008 is reconciled as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2009	2008

Calculation of basic earnings per share:
Numerator – net (loss) income	$(3,107)	$280
Denominator – weighted average common shares outstanding	7,496	7,417

Basic (loss) earnings per share	$(0.41)	$0.04

Calculation of diluted earnings per share:
Numerator – net (loss) income	$(3,107)	$280
Denominator:
Weighted average common shares outstanding	7,496	7,417
Dilutive effect of outstanding options	—	128

Weighted average common shares outstanding and common stock equivalents	7,496	7,545

Diluted (loss) earnings per share	$(0.41)	$0.04

NOTE G - PENSION PLAN BENEFITS

The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Total contributions paid were $57,000 for each of the three months ended March 31, 2009 and 2008. Components of net periodic benefit cost for the Company’s supplemental nonqualified defined benefit plans for the three months ended March 31, 2009 and 2008 are presented in the following table (in thousands):

	Three months ended March 31,
	2009	2008

Components of net periodic benefits cost:
Service cost	$135	$137
Interest cost	83	75
Prior service amortization	8	8
Recognized net actuarial loss	5	12

Total components of net periodic cost	$231	$232

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position or results of its operations or its cash flows.

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $5,764,000 and $7,003,000 at March 31, 2009 and December 31, 2008. At March 31, 2009, commercial and consumer lines of credit and real estate loans of approximately $95,589,000 and $56,768,000 were undisbursed. At December 31, 2008, commercial and consumer lines of credit and real estate loans of approximately $97,110,000 and $61,820,000 were undisbursed.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to real estate projects and inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Most of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2009 and December 31, 2008. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at March 31, 2009, no losses are anticipated as a result of these commitments.

A large portion of the loan portfolio of the Company is dependent on real estate. At March 31, 2009 and December 31, 2008, real estate served as the principal source of collateral with respect to approximately 77% of the Company’s loan portfolio. At March 31, 2009, real estate construction loans totaled $121,267,000, or 18% of the total loan portfolio, and commercial loans secured by real estate totaled $327,052,000, or 49% of the total loan portfolio. See the discussion under “Loan and Lease Portfolio” starting on page 20. A further decline in the state and national economy, in general, combined with further deterioration in real estate values in the Company’s primary operating market areas, would have an adverse effect on the value of real estate as well as other collateral securing loans, plus the ability of certain borrowers to repay their outstanding loans and the overall demand for new loans, and this could have a material impact on the Company’s financial position or results of operations or its cash flows.

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

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2009.

NOTE J – FAIR VALUE MEASUREMENT

The following tables present information about the Company’s assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at March 31, 2009, Using

Description	Fair Value March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for sale securities	$97,514	$—	$97,514	$—

Total assets measured at fair value on a recurring basis	$97,514	$—	$97,514	$—

Available-for-Sale Securities - Fair values for investment securities are based on quoted market prices.

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

		Fair Value Measurements at March 31, 2009, Using

Description	Fair Value March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$19,926	$—	$19,926	$—

Other Real Estate Owned	5,943	—	5,943	—

Total assets measured at fair value on a nonrecurring basis	$25,869	$—	$25,869	$—

Impaired loans – impaired loans, which are measured for impairment using the fair value of the collateral for the collateral dependent loans, had a carrying amount of $19,926,000, with a specific reserve of $1,832,000.

Other real estate owned- Other real estate owned represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the fair value of the real estate less costs to sell, which becomes the property’s new basis.

NOTE K - NEW ACCOUNTING PRONOUNCEMENTS

Employers’ Disclosures about Postretirement Benefit Plan Assets -In December 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard No. 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1). This standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It also includes a technical amendment to FASB Statement No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets. The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009. Early adoption is permitted. The Company is currently assessing the potential effect of FSP 132(R)-1 on its financial position, results of operations and cash flows.

In April 2009, the Financial Accounting Standards Board (FASB) issued the following three FASB Staff Positions (FSP’s) intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s condensed consolidated financial statements.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,”requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s condensed consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s condensed consolidated financial statements.

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

Share Based Compensation

At March 31, 2009, the Company had four shareholder approved stock-based compensation plans: the North Valley Bancorp 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan and the 2008 Stock Incentive Plan. The 1999 Director Stock Option Plan replaced the existing North Valley Bancorp 1989 Director Stock Option Plan. The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the Annual Meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. See Note C – Stock-Based Compensation to the Unaudited Condensed Consolidated Financial Statements in Item 1 – Financial Statements.

Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”) and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“Statement 123 (R)”), using the modified prospective transition method. Under this transition method, compensation cost recognized in fiscal year 2007 and 2008 includes: (a) compensation cost for all share-based payments vesting during 2007 and 2008 that were granted prior to, but not yet vested as of, January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of Statement 123; and, (b) compensation cost for all share-based payments vesting during 2007 and 2008 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with 14 the provisions of Statement 123(R). The Company has elected the alternative method prescribed by FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, commonly referred to as the “short-cut” method, for accounting for the tax consequences of share-based awards.

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. Goodwill of $15,187,000 was recorded in the Company’s acquisition of Yolo Community Bank. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill will be assessed for impairment at a reporting unit level at least annually. Management will conduct its annual assessment of impairment during the fourth quarter of 2009.

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

See Note J of the Notes to Condensed Consolidated Financial Statements for additional information about the financial instruments carried at fair value.

Overview

North Valley Bancorp (the “Company”) is a bank holding company headquartered in Redding, California. The Company’s wholly owned subsidiary, North Valley Bank (“NVB”), a state-chartered bank, operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with twenty-six commercial banking offices, including two supermarket branches and seven Business Banking Centers, and a loan production office in Northern California. The Company’s principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company’s primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues.

Earnings Summary

	Three months ended March 31,
(in thousands except per share amounts)	2009	2008

Net interest income	$8,108	$9,128
Provision for loan and lease losses	7,000	2,400
Noninterest income	2,274	3,491
Noninterest expense	9,445	9,805
(Benefit) provision for income taxes	(2,956)	134

Net (loss) income	$(3,107)	$280

(Loss) earnings Per Share
Basic	$(0.41)	$0.04
Diluted	$(0.41)	$0.04

Annualized (Loss) Return on Average Assets	(1.43% )	0.12%
Annualized (Loss) Return on Average Equity	(16.26% )	1.35%

The Company had a net loss of $3,107,000, or $0.41 per diluted share, for the three months ended March 31, 2009 compared to net income of $280,000, or $0.04 per diluted share, for the same period in 2008. This represents a decrease in net income of $3,387,000, and a decrease in diluted earnings per share of $0.45, for the three months ended March 31, 2009 compared to the same period in 2008. The decrease in net income for the first quarter of 2009, compared to the same period in 2008, was principally driven by a $7,000,000 provision for loan and lease losses for the three months ended March 31, 2009 compared to a $2,400,000 provision for the same period in 2008, and secondarily due to a decrease in noninterest income and net interest income of $1,217,000 and $1,020,000, respectively, for the three months ended March 31, 2009 compared to the same period in 2008. These changes were partially offset by a decrease in noninterest expense of $360,000 for the three months ended March 31, 2009 compared to the same period in 2008.

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

The following table is a summary of the Company’s net interest income, presented on a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning assets, for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates (Dollars in thousands)
	Three months ended March 31, 2009			Three months ended March 31, 2008

	Average Balance	Yield/ Rate	Interest Amount	Average Balance	Yield/ Rate	Interest Amount

Assets
Earning assets:
Federal funds sold	$15,010	0.24%	$9	$591	3.39%	$5
Investment securities:
Taxable	73,279	3.84%	694	85,324	4.11%	875
Non-taxable (1)	15,898	6.79%	266	20,539	6.76%	346
FNMA preferred stock (1)	—	—	—	3,284	9.53%	78

Total investments	89,177	4.37%	960	109,147	4.77%	1,299
Loans and leases (2)(3)	680,838	6.28%	10,536	743,004	7.00%	12,976

Total earning assets	785,025	5.94%	11,505	852,742	6.72%	14,280

Non earning assets	104,785			99,331
Allowance for loan and lease losses	(11,434)			(10,755)

Total non-earning assets	93,351			88,576

Total assets	$878,376			$941,318

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction accounts	$153,395	0.37%	$141	$154,950	0.64%	$249
Savings and money market	167,802	1.06%	440	181,670	1.79%	810
Time certificates	285,662	3.10%	2,187	248,202	4.47%	2,769
Other borrowed funds	33,328	6.61%	543	104,924	4.56%	1,194

Total interest bearing liabilities	640,187	2.10%	3,311	689,746	2.92%	5,022

Demand deposits	149,582			155,541
Other liabilities	11,106			12,895

Total liabilities	800,875			858,182

Shareholders’ equity	77,501			83,136

Total liabilities and shareholders’ equity	$878,376			$941,318

Net interest income			$8,194			$9,258

Net interest spread		3.84%			3.80%

Net interest margin		4.23%			4.35%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.

(2)	Loans on nonaccrual status have been included in the computations of averages balances.

(3)	Includes loan fees of $237 and $207 for the three months ended March 31, 2009 and 2008, respectively.

Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. The decrease in net interest income (FTE) of $1,064,000 for the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008 was driven by a decrease in interest income of $2,775,000 which was partially offset by a decrease in interest expense of $1,711,000. The decrease of $2,775,000 in interest income for first quarter of 2009 compared to the same period in 2008 was primarily due to a decrease in average earning assets of $67,717,000, and secondarily due to a decrease in yield on those earning assets of 78 basis points. The Company had foregone interest income of $374,000 due to loans placed on nonaccrual status for the first quarter of 2009 down from the foregone interest of $526,000 for the same period in 2008. Interest expense decreased $1,711,000 due primarily to a decrease in rates paid on deposits of 80 basis points for the first quarter of 2009 compared to the same period in 2008, and secondarily to a decrease in average other borrowed funds of $71,596,000 for the first quarter of 2009 compared to the same period in 2008, although the rates on these funds increased. Average loans and leases decreased $62,166,000 in the first quarter of 2009 compared to the first quarter of 2008, and the yield on the loan portfolio for the comparable periods decreased 72 basis points to 6.28%. The decrease in average total loans and leases and the increase in average deposits was primarily used to decrease other borrowed funds and secondarily used to enhance our liquidity as average Federal funds sold increased $14,419,000. Average yields on total average earning assets decreased 78 basis points from the quarter ended March 31, 2008 to 5.94% for the quarter ended March 31, 2009. Over the same period the average rate paid on interest-bearing liabilities decreased by 82 basis points to 2.10%. The decrease in both yields earned and rates paid is reflective of the declining interest rate environment as the Federal Reserve has reduced interest rates by 500 basis points since September 2007. As a result of the above, the Company’s net interest margin for the quarter ended March 31, 2009 was 4.23%, a decrease of 12 basis points from 4.35% for the quarter ended March 31, 2008 and an 8 basis point increase from the 4.15% net interest margin for the linked quarter ended December 31, 2008.

Provision for Loan and Lease Losses

The Company recorded a provision for loan and lease losses of $7,000,000 for the three months ended March 31, 2009 compared to a $2,400,000 provision for the three months ended March 31, 2008. The process for determining allowance adequacy and the resultant provision for loan losses includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic environment and activity. The decision to record the $7,000,000 provision reflects management’s assessment of the overall adequacy of the allowance for loan and lease losses including the consideration of the increase in nonperforming loans and the overall effect of the continued recession and the declines in real estate values. Management believes that the current level of allowance for loan and lease losses as of March 31, 2009 of $15,887,000, or 2.40% of total loans and leases, is adequate at this time. The allowance for loan and lease losses was $11,327,000, or 1.63% of total loans and leases, at December 31, 2008. For further information regarding our allowance for loan and lease losses, see “Allowance for Loan and Lease Losses” on page 22.

Noninterest Income

The following table is a summary of the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended March 31,
	2009	2008

Service charges on deposit accounts	1,528	1,716
Other fees and charges	964	965
Earnings on cash surrender value of life insurance policies	336	330
Gain on sale of loans	97	88
Gain on sales or calls of investment securities	—	1
Loss on other real estate owned	(890)	—
Other	239	391

Total noninterest income	$2,274	$3,491

Noninterest income decreased $1,217,000, or 34.9%, to $2,274,000 for the three months ended March 31, 2009 from $3,491,000 for the three months ended March 31, 2008. The decrease in noninterest income was primarily driven by the recording of the loss on the sale/writedown of OREO of $890,000 as the Company continued its focus on reducing the levels of nonperforming assets since December 31, 2008. Service charges on deposits decreased $188,000 to $1,528,000 for the three months ended March 31, 2009 compared to $1,716,000 for the same period in 2008. Other fees and charges remained consistent at $964,000 for the three months ended March 31, 2009 compared to $965,000 for the same period in 2008. The Company recorded $97,000 in gains on sales of mortgages for the three months ended March 31, 2009 compared to $88,000 in gains on sales of mortgages for the same period in 2008. Other noninterest income decreased $152,000 to $239,000 for the three months ended March 31, 2009 from $391,000 for the same period in 2008. The decrease in other noninterest income was primarily due to the mandatory redemption of shares from the VISA initial public offering completed in March 2008 and a decrease in sales volume of annuity and other nondeposit investment products to customers.

Noninterest Expense

The following table is a summary of the Company’s noninterest expense for the periods indicated (in thousands):

	Three months ended March 31,
	2009	2008

Salaries & employee benefits	$5,064	$5,536
Occupancy expense	761	754
Data processing expenses	581	532
Equipment expense	469	465
FDIC & state assessments	411	45
Professional services	327	287
ATM expense	285	227
Postage	164	149
Operations expense	143	189
Printing & supplies	137	198
Director	132	223
Marketing	121	200
Amortization of intangibles	36	163
Other	814	837

Total noninterest expense	$9,445	$9,805

Noninterest expense totaled $9,445,000 for the three months ended March 31, 2009, compared to $9,805,000 for the same period in 2008. This represents a decrease of $360,000, or 3.7%, for the three months ended March 31, 2009 from the comparable period in 2008 due primarily to a decrease in salaries and benefits. Salaries and benefits decreased by $472,000 to $5,064,000 for the three months ended March 31, 2009 primarily due to the elimination of the 2009 bonus accrual and a reduction in staffing compared to $5,536,000 for the same period in 2008. Offsetting this decrease was the Company’s FDIC and state assessments which increased $366,000 to $411,000 for the three months ended March 31, 2009 compared to $45,000 for the same period in 2008. This increase is expected to continue as the Company has elevated levels of nonperforming loans which impact the factors used in the calculation as well as the anticipation of a special assessment by the FDIC. Most other expense categories for the three months ended March 31, 2009 experienced relatively small changes from the same respective period in 2008. The Company’s ratio of noninterest expense to average assets was 4.30% for the three months ended March 31, 2009 compared to 4.17% for the same period in 2008. The Company’s efficiency ratio was 91.0% and 77.7% for the three months ended March 31, 2009 and 2008, respectively.

Income Taxes

The benefit for income taxes for the three months ended March 31, 2009 was $2,956,000 as compared to a provision for income taxes of $134,000 for the same period in 2008. The effective benefit rate for state and federal income taxes was 48.8% for the three months ended March 31, 2009 compared to an effective tax rate of 32.4% for the same period in 2008. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated ‘Enterprise Zones’.

Financial Condition as of March 31, 2009 As Compared to December 31, 2008

Total assets at March 31, 2009 increased $24,298,000 to $903,849,000, compared to $879,551,000 at December 31, 2008. Loans and leases decreased $32,769,000, or 4.7%, to $660,653,000 at March 31, 2009 from $693,422,000 at December 31, 2008. Deposits increased $31,888,000, or 4.2%, from December 31, 2008 to $786,832,000 at March 31, 2009. Investment securities and federal funds sold increased to $147,444,000 at March 31, 2009, compared to $76,366,000 at December 31, 2008. Other borrowed funds decreased $3,516,000 as the Company did not have any other borrowed funds at March 31, 2009 compared to $3,516,000 at December 31, 2008.

Loan and Lease Portfolio

Loans and leases, the Company’s major component of earning assets, decreased $32,769,000 during the first three months of 2009 to $660,653,000 at March 31, 2009 from $693,422,000 at December 31, 2008. Commercial loans decreased by $16,279,000, and real estate construction loans decreased by $15,488,000, while the remaining loan categories remained relatively unchanged from their December 31, 2008 balance.

The Company’s average loan to deposit ratio was 90.0% for the quarter ended March 31, 2009 compared to 100.4% for the same period in 2008. The decrease in the Company’s average loan to deposit ratio is driven by both the decrease in total average loans of $62,166,000 and the increase in total average deposits of $16,078,000.

(in thousands)	March 31, 2009	December 31, 2008

Commercial	$75,750	$92,029
Real estate - commercial	327,052	327,098
Real estate - construction	121,267	136,755
Real estate - mortgage	62,961	62,155
Installment	28,593	29,945
Direct financing leases	1,000	1,035
Other	44,990	45,424

	661,613	694,441

Deferred loan fees, net	(960)	(1,019)
Allowance for loan and lease losses	(15,887)	(11,327)

	$644,766	$682,095

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

Nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) totaled $19,926,000 at March 31, 2009, a decrease of $5,824,000 from the March 31, 2008 balance of $25,750,000, and an increase of $990,000 from the December 31, 2008 balance of $18,936,000. Nonperforming loans as a percentage of total loans were 3.02% at March 31, 2009, compared to 3.43% at March 31, 2008, and 2.73% at December 31, 2008.

Of the $19,926,000 balance of nonperforming loans at March 31, 2009, a specific reserve of $1,832,000 has been established. Related to the March 31, 2008 balance and December 31, 2008 balance, specific reserves of $4,178,000 and $1,755,000, respectively, were established. If interest had been accruing on the nonperforming loans, such income would have approximated $374,000 and $526,000 for the three months ended March 31, 2009 and 2008, respectively.

The overall level of nonperforming loans increased $990,000 to $19,926,000 at March 31, 2009 from $18,936,000 at December 31, 2008. The total dollar amount of reductions in nonperforming loans during the first quarter of 2009 of $6,614,000 was due primarily to collections from borrowers, charge-offs, and one transfer to OREO. This decrease was offset by the addition of sixteen loans in the amount of $7,604,000 as nonaccrual loans during the first quarter of 2009. The addition was centered in three loans totaling $4,385,000. The largest loan of this group is a $2,007,000 commercial real estate loan located in Shasta County. No specific reserve is currently required on this loan. The second loan in this group is a $1,465,000 residential development loan consisting of two single-family residences that are listed for sale located in Napa County. No specific reserve is currently required on this loan. The third loan in this group is a $913,000 residential land loan located in Nevada County. No specific reserve is currently required on this loan. For the other thirteen loans placed on nonaccrual in the aggregate amount of $3,219,000, specific reserves of $164,000 were established for these loans.

As discussed in the Company’s first quarter earnings release and Form 10-Q for the period ended March 31, 2008, there were four nonperforming real estate projects with loans totaling $24,047,000 which were the primary contributors to the increase in nonperforming loans at March 31, 2008. At December 31, 2008, only two of these projects remained: one of the loans which was on nonaccrual was a residential development project in Placer County with a balance of $2,463,000 and the other loan was a residential acquisition and development project located in Shasta County which was taken into OREO during the second quarter of 2008 and had a balance of $4,059,000 at December 31, 2008. For the loan for the residential development project located in Placer County, collections were received during the first quarter of 2009 resulting in the full payoff of the remaining balance of the loan with no additional losses to the Company. For the OREO property located in Shasta County, portions of the property were sold during the first quarter of 2009 for $1,001,000 resulting in the Company recording a pre-tax loss on the sale of this portion of the OREO of $183,000. The remaining property in OREO has a balance of $2,875,000 at March 31, 2009.

As discussed in the Company’s second quarter earnings release and Form 10-Q for the period ended June 30, 2008, there were two construction loans identified as impaired, totaling $10,201,000, added to the nonperforming loans during the second quarter of 2008. As of March 31, 2009 the larger of the two loans, a mixed-use construction loan located in Sonoma County with a remaining balance of $3,489,000 continues on nonaccrual. During the first quarter of 2009, $357,000 in payments from the borrower were received and applied to the principal balance of the loan reducing it from the December 31, 2008 balance of $3,846,000. This loan has a specific reserve of $250,000 as of March 31, 2009. The other loan was a residential development project located in Placer County that was taken into OREO through foreclosure during the fourth quarter of 2008 at its carrying value of $2,259,000 with no further charge to the allowance. This property was sold for $1,831,000 during the first quarter of 2009 and the Company recorded a pre-tax loss on the sale of OREO of $428,000.

As discussed in the Company’s third quarter earnings release and Form 10-Q for the period ended September 30, 2008, 23 loans were placed on nonaccrual status totaling $7,592,000 (which are primarily secured by real-estate) during the third quarter of 2008. The largest of this group was a $1,125,000 residential lot development loan located in Shasta County. The principal balance of the loan was reduced by $74,000 to $1,051,000 during the fourth quarter of 2008 from collections from the borrower. This property was taken into OREO through a deed in lieu of foreclosure during the fourth quarter of 2008 at a carrying value of $1,051,000 with no charge to the allowance. This property was sold for $936,000 during the first quarter of 2009 and the Company recorded a pre-tax loss on the sale of OREO of $115,000.

As discussed in the Company’s fourth quarter earnings release and Form 10-K for the period ended December 31, 2008, there was an additional $7,575,000 of loans placed on nonaccrual during the fourth quarter of 2008, which was made up primarily of four relationships. The largest relationship of this group represents residential lot development and residential construction loans located in Solano County which had a balance of $3,773,000 at December 31, 2008. During the first quarter of 2009, the Company charged-off $660,000 resulting in a balance of $3,113,000 at March 31, 2009 and a specific reserve of $47,000 has been established for these loans. The second relationship in this group is a residential land loan located in Sutter County. This loan had an original balance of $2,500,000, however the Company charged-off $1,225,000 in the fourth quarter of 2008 to write the loan down to its current net realizable value of $1,275,000. This loan remains on nonaccrual at March 31, 2009 and does not have any additional specific reserve. The third relationship in this group was a commercial loan for $921,000 located in Sonoma County which was fully reserved for through a specific reserve. This entire loan was charged-off during the first quarter of 2009. The fourth relationship in this group is an SBA-504 loan for $870,000 located in Humboldt County. This loan remains on nonaccrual at March 31, 2009 with a balance of $870,000. No specific reserve has been established for this loan.

Gross loan and lease charge offs for the first quarter of 2009 were $2,635,000 and recoveries totaled $195,000 resulting in net charge offs of $2,440,000. Gross loan and lease charge offs for the first quarter of 2008 were $185,000 and recoveries totaled $52,000 resulting in net charge offs of $133,000.

Nonperforming assets (nonperforming loans and OREO) totaled $25,869,000 at March 31, 2009, a decrease of $783,000 from the March 31, 2008 balance of $26,652,000, and a $3,475,000 decrease from the December 31, 2008 balance of $29,344,000. Nonperforming assets as a percentage of total assets were 2.86% at March 31, 2009 compared to 2.82% at March 31, 2008 and 3.34% at December 31, 2008. The overall level of OREO decreased $4,465,000 to $5,943,000 at March 31, 2009 from $10,408,000 at December 31, 2008. The decrease in OREO was a result of the sale of three properties for $3,768,000 during the first quarter, which the Company recognized a loss of $890,000 on the sale/writedown of OREO. This reduction in OREO was partially offset by the addition of one property to OREO for $193,000.

Nonperforming assets at March 31, 2009, and December 31, 2008, are summarized as follows (in thousands):

	March 31, 2009	December 31, 2008

Nonaccrual loans and leases	$19,926	$18,936
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	5,943	10,408

Total nonperforming assets	$25,869	$29,344

Nonaccrual loans and leases to total gross loans and leases	3.02%	2.73%
Nonperforming loans and leases to total gross loans and leases	3.02%	2.73%
Total nonperforming assets to total assets	2.86%	3.34%

Allowance for Loan and Lease Losses

A summary of the allowance for loan and lease losses at March 31, 2009 and March 31, 2008 is as follows (in thousands):

	Three months ended March 31,
	2009	2008

Balance beginning of period	$11,327	$10,755
Provision for loan and lease losses	7,000	2,400
Net (charge-offs) recoveries	(2,440)	(133)

Balance end of period	$15,887	$13,022

Allowance for loan and lease losses to total loans and leases	2.40%	1.73%

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

The formula allowance is adjusted for qualitative factors that are based upon management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated to determine the adjustment to the formula allowance at March 31, 2009 included the following, which existed at the balance sheet date:

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

The $15,877,000 in formula and specific allowances reflects management’s estimate of the inherent loss in various pools or segments in the portfolio and individual loans and leases, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio.

Management anticipates growth in commercial lending and commercial real estate and to a lesser extent consumer and real estate mortgage lending, while it anticipates a further decline in construction lending. As a result, future provisions will be required and the ratio of the allowance for loan and lease losses to loans and leases outstanding may increase to reflect portfolio risk, increasing concentrations, loan type and changes in economic conditions.

Deposits

Total deposits increased $31,888,000, or 4.2%, to $786,832,000 at March 31, 2009 compared to $754,944,000 at December 31, 2008. During the first quarter of 2009, certificates of deposits increased $17,360,000, or 6.1%, savings increased $15,445,000, or 9.8%, and interest-bearing demand deposits increased $11,150,000, or 7.3%, while noninterest-bearing demand deposits decreased $12,067,000, or 7.5%.

(in thousands)	March 31, 2009	December 31, 2008

Noninterest-bearing demand	$149,681	$161,748
Interest-bearing demand	163,023	151,873
Savings	172,534	157,089
Time certificates	301,594	284,234

Total deposits	$786,832	$754,944

Primarily as a result of the deposit increase, the Company was able to repay all of the other borrowed funds by March 31, 2009 from the $3,516,000 outstanding at December 31, 2008.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds of $10,000,000 as of March 31, 2009 were also available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank (“FHLB”) providing additional unused borrowing capacity of $146,084,000 secured by certain loans and investment securities as of March 31, 2009. The Company also has a line of credit with Federal Reserve Bank of San Francisco (“FRB”) of $1,336,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of March 31, 2009, $31,961,000 was outstanding in the form of subordinated debt issued by the Company.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and available for sale investment securities) totaled $167,024,000 and $103,498,000 (or 18.5% and 11.8% of total assets) at March 31, 2009 and December 31, 2008, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $652,139,000 and $633,813,000 at March 31, 2009 and December 31, 2008, respectively.

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

The hypothetical impact of sudden interest rate shocks applied to the Company’s asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base level) from various sudden rate changes. This exercise is valuable in identifying risk exposures. The results for the Company’s most recent simulation analysis indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of December 31, 2008.

For this simulation analysis, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk.

Capital Resources

The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity decreased to $74,923,000 as of March 31, 2009, as compared to $77,258,000 at December 31, 2008. The decrease was due to the net loss of $3,107,000, partially offset by an increase in unrealized gain on available for sale securities of $698,000 and stock compensation benefit of $74,000. Under current regulations, management believes that the Company meets all capital adequacy requirements and North Valley Bank was considered well capitalized at March 31, 2009 and December 31, 2008.

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

The Board of Directors of the Company has not made a final decision whether to participate in the CPP. Such a determination would depend upon various factors including, without limitation, the requirements imposed upon the Company under the investment agreement and related documentation that will be provided to a participating QFI and the evaluation of other factors including the terms and conditions summarized above.

The Company’s and North Valley Bank’s capital amounts and risk-based capital ratios are presented below (in thousands).

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Minimum Amount	Minimum Ratio	Minimum Amount	Minimum Ratio

Company
As of March 31, 2009
Total capital (to risk weighted assets)	$100,793	12.84%	$62,799	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$85,221	10.85%	$31,418	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$85,221	9.88%	$34,502	4.00%	N/A	N/A

As of December 31, 2008
Total capital (to risk weighted assets)	$104,125	12.75%	$65,333	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$89,231	10.93%	$32,655	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$89,231	10.36%	$34,452	4.00%	N/A	N/A

North Valley Bank
As of March 31, 2009
Total capital (to risk weighted assets)	$99,194	12.65%	$62,731	8.00%	$78,414	10.00%
Tier 1 capital (to risk weighted assets)	$89,318	11.39%	$31,367	4.00%	$47,051	6.00%
Tier 1 capital (to average assets)	$89,318	10.38%	$34,419	4.00%	$43,024	5.00%

As of December 31, 2008
Total capital (to risk weighted assets)	$102,906	12.61%	$65,285	8.00%	$81,607	10.00%
Tier 1 capital (to risk weighted assets)	$92,693	11.36%	$32,638	4.00%	$48,958	6.00%
Tier 1 capital (to average assets)	$92,693	10.79%	$34,363	4.00%	$42,953	5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion there has not been a material change in the Company’s market risk profile for the three months ended March 31, 2009 compared to December 31, 2008. Please see discussion under the caption “Interest Rate Sensitivity” on page 24.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2009. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1a. RISK FACTORS

There have been no material changes from risk factors as previously disclosed by the Company in its response to Item 1A of Part 1 of Form 10-K for the fiscal year ended December 31, 2008.

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

Date May 12, 2009

By:

/s/ Michael J. Cushman

Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin R. Watson

Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)