Form 10-Q
period 2009-06-30
NORTH VALLEY BANCORP
filed 2009-08-12
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2009.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Transition Period From__________to__________

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

Common Stock – 7,495,817 shares as of August 10, 2009.

INDEX

NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NORTH VALLEY BANCORP AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands except share data)

	June 30, 2009	December 31, 2008

ASSETS
Cash and cash equivalents:
Cash and due from banks	$22,184	$27,153
Federal funds sold	29,395	—

Total cash and cash equivalents	51,579	27,153

Time deposits at other financial institutions	425	—
Investment securities available for sale, at fair value	137,554	76,345
Investment securities held to maturity, at amortized cost	15	21

Loans and leases	650,652	693,422
Less: Allowance for loan and lease losses	(22,119)	(11,327)

Net loans and leases	628,533	682,095

Premises and equipment, net	11,097	11,418
Accrued interest receivable	2,587	2,742
Other real estate owned	6,129	10,408
FHLB and FRB stock and other securities	5,833	5,825
Bank-owned life insurance policies	32,175	31,612
Core deposit intangibles, net	765	838
Goodwill	15,187	15,187
Other assets	21,487	15,907

TOTAL ASSETS	$913,366	$879,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$144,190	$161,748
Interest-bearing	655,553	593,196

Total deposits	799,743	754,944

Other borrowed funds	—	3,516
Accrued interest payable and other liabilities	11,584	11,872
Subordinated debentures	31,961	31,961

Total liabilities	843,288	802,293

Commitments and Contingencies (Note H)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none outstanding	—	—
Common stock, no par value: authorized 20,000,000 shares; outstanding 7,495,817 for June 30, 2009 and December 31, 2008	41,699	41,553
Retained earnings	30,234	37,430
Accumulated other comprehensive loss, net of tax	(1,855)	(1,725)

Total stockholders’ equity	70,078	77,258

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$913,366	$879,551

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands except per share data)

	For the three months ended June 30,
	2009	2008

INTEREST INCOME:
Interest and fees on loans and leases	$10,029	$12,246
Interest on investments:
Taxable interest income	1,017	885
Nontaxable interest income	181	231
Interest on Federal funds sold and repurchase agreements	14	1

Total interest income	11,241	13,363

INTEREST EXPENSE:
Deposits	2,806	3,391
Subordinated debentures	526	578
Other borrowings	—	325

Total interest expense	3,332	4,294

NET INTEREST INCOME	7,909	9,069

PROVISION FOR LOAN AND LEASE LOSSES	9,000	5,200

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	(1,091)	3,869

NONINTEREST INCOME:
Service charges on deposit accounts	1,640	1,894
Other fees and charges	1,079	979
Earnings on cash surrender value of life insurance policies	345	312
Gain on sale of loans	128	8
Other	246	284

Total noninterest income	3,438	3,477

NONINTEREST EXPENSES:
Salaries and employee benefits	4,905	5,105
Occupancy expense	801	720
Furniture and equipment expense	459	488
FDIC and state assessments	905	116
Other real estate owned expense	572	—
Other	3,140	3,148

Total noninterest expenses	10,782	9,577

LOSS BEFORE BENEFIT FOR INCOME TAXES	(8,435)	(2,231)

BENEFIT FOR INCOME TAXES	(4,346)	(722)

NET LOSS	$(4,089)	$(1,509)

Per Share Amounts
Basic Loss Per Share	$(0.55)	$(0.20)

Diluted Loss Per Share	$(0.55)	$(0.20)

Cash Dividends Per Common Share	$—	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands except per share data)

	For the six months ended June 30,
	2009	2008

INTEREST INCOME:
Interest and fees on loans and leases	$20,565	$25,222
Interest on investments:
Taxable interest income	1,711	1,819
Nontaxable interest income	361	466
Interest on Federal funds sold and repurchase agreements	23	6

Total interest income	22,660	27,513

INTEREST EXPENSE:
Deposits	5,574	7,219
Subordinated debentures	1,068	1,173
Other borrowings	1	924

Total interest expense	6,643	9,316

NET INTEREST INCOME	16,017	18,197

PROVISION FOR LOAN AND LEASE LOSSES	16,000	7,600

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	17	10,597

NONINTEREST INCOME:
Service charges on deposit accounts	3,168	3,610
Other fees and charges	2,043	1,944
Earnings on cash surrender value of life insurance policies	681	642
Gain on sale of loans	225	95
Other	485	677

Total noninterest income	6,602	6,968

NONINTEREST EXPENSES:
Salaries and employee benefits	9,969	10,641
Occupancy expense	1,562	1,474
Furniture and equipment expense	928	953
FDIC and state assessments	1,316	161
Other real estate owned expense	1,570	—
Other	5,772	6,153

Total noninterest expenses	21,117	19,382

LOSS BEFORE BENEFIT FOR INCOME TAXES	(14,498)	(1,817)

BENEFIT FOR INCOME TAXES	(7,302)	(588)

NET LOSS	$(7,196)	$(1,229)

Per Share Amounts
Basic Loss Per Share	$(0.96)	$(0.17)

Diluted Loss Per Share	$(0.96)	$(0.17)

Cash Dividends Per Common Share	$—	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, (in thousands)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,196)	$(1,229)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	983	1,011
Amortization (accretion) of premium on securities, net	114	(1)
Amortization of core deposit intangible	73	325
Provision for loan and lease losses	16,000	7,600
Loss on sale/write-down of other real estate owned	1,410	—
Gain on sale or calls of investment securities	—	(1)
Gain on sale of loans	(225)	(95)
Gain on sale of premises and equipment	(30)	(1)
FHLB stock dividends	—	(115)
Stock-based compensation expense	146	229
Excess tax benefit from exercise of stock options	—	(40)
Effect of changes in:
Accrued interest receivable	155	772
Other assets	(6,053)	(6,158)
Accrued interest payable and other liabilities	(288)	(364)

Net cash provided by operating activities	5,089	1,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of time deposits at other financial institutions	(425)	—
Purchases of available for sale securities	(72,234)	—
Proceeds from maturities/calls of available for sale securities	10,691	12,460
Proceeds from maturities/calls of held to maturity securities	6	—
Purchases of FHLB and FRB stock and other securities	(8)	(563)
Proceeds from redemptions of FHLB and FRB stock and other securities	—	950
Net decrease in loans and leases	34,233	714
Proceeds from sales of other real estate owned	6,423	3,368
Proceeds from sales of premises and equipment	36	—
Purchases of premises and equipment	(668)	(343)

Net cash (used in) provided by investing activities	(21,946)	16,586

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	44,799	7,492
Net change in other borrowed funds	(3,516)	(19,077)
Cash dividends paid	—	(1,490)
Exercise of stock options, including tax benefit	—	532

Net cash provided by (used in) financing activities	41,283	(12,543)

NET INCREASE CASH AND CASH EQUIVALENTS	24,426	5,976
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	27,153	28,569

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,579	$34,545

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$6,825	$9,638
Income taxes	—	1,090

Noncash investing and financing activities:
Net change in unrealized loss on available for sale investment securities	(129)	(711)
Transfer from loans to other real estate owned	3,554	10,675
Tax benefit from stock options exercised	—	40

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2009.

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

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviewed all events occurring from June 30, 2009 through August 12, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure. Actual results could differ from these estimates.

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

NOTE B – INVESTMENT SECURITIES

At June 30, 2009 and December 31, 2008, the amortized cost of securities and their approximate fair value were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale securities:

June 30, 2009
Obligations of U.S. government agencies	$1,500	$83	$—	$1,583
Obligations of state and political subdivisions	15,874	402	(126)	16,150
Mortgage-backed securities	113,486	1,002	(845)	113,643
Corporate debt securities	6,002	—	(2,824)	3,178
Equity securities	3,000	—	—	3,000

	$139,862	$1,487	$(3,795)	$137,554

December 31, 2008
Obligations of U.S. government agencies	$1,500	$93	$—	$1,593
Obligations of state and political subdivisions	16,037	356	(217)	16,176
Mortgage-backed securities	51,894	541	(490)	51,945
Corporate debt securities	6,002	—	(2,371)	3,631
Equity securities	3,000	—	—	3,000

	$78,433	$990	$(3,078)	$76,345

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held to maturity securities:

June 30, 2009
Mortgage-backed securities	$15	$—	$(1)	$14

December 31, 2008
Mortgage-backed securities	$21	$—	$(1)	$20

For the six months ended June 30, 2009 and 2008 there were no gross realized gains or losses on sales or calls of available for sale securities. There were no sales or transfers of held to maturity securities for the six months ended June 30, 2009 and 2008. For the six months ended June 30, 2009 and 2008 there were $10,691,000 and $12,460,000 in gross proceeds from maturities/calls of available for sale securities. For the six months ended June 30, 2009 there were $6,000 in gross proceeds from maturities/calls of held to maturity securities. For six months ended June 30, 2008 there were no gross proceeds from maturities/calls of held to maturity securities.

At June 30, 2009 and December 31, 2008, securities having fair value amounts of approximately $128,432,000 and $65,118,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

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

At June 30, 2009, the Company held $45,511,000 of available for sale investment securities in an unrealized loss position of which $36,733,000 were in an unrealized loss position for less than twelve months and $8,778,000 were in an unrealized loss position and had been in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be at maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily impaired.

NOTE C – STOCK-BASED COMPENSATION

Stock Option Plans

At June 30, 2009, the Company had three shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan and the 2008 Stock Incentive Plan. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. Pursuant to the Stock Incentive Plan there were outstanding options to purchase 421,290 shares of Common Stock at June 30, 2009. As provided in the Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. As provided in the 1999 Stock Option Plan, the authorization to award stock options terminated on April 1, 2009. As of June 30, 2009, there were options outstanding under the 1999 Director Stock Option Plan for the purchase of 93,000 shares of Common Stock. As of June 30, 2009, there were options outstanding under the 2008 Stock Incentive Plan for the purchase of 273,600 shares of Common Stock. A total of 276,316 shares of Common Stock were available for the grant of additional options under the 2008 Stock Incentive Plan at June 30, 2009. Options for a total of 549,916 shares were authorized under all plans at June 30, 2009.

The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. The shares of Common Stock authorized to be granted as options under the 2008 Stock Incentive Plan consist of 549,916 shares of the Company’s Common Stock. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Each outside director of the Company shall also be eligible to receive a stock award of 900 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. Each stock award shall be fully vested when granted to the outside director. The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors. Outstanding options under the plans are exercisable until their expiration.

Stock Option Compensation

There were no options granted in the three month periods ended June 30, 2009 and 2008, respectively. For the three month periods ended June 30, 2009 and 2008, the compensation cost recognized for stock option compensation was $58,000 and $60,000, respectively. Director stock grant expense for the three month periods ended June 30, 2009 and 2008 was $15,000 and ($9,000), respectively. The recognized tax benefit for stock option compensation expense was $22,000 for the three month period ended June 30, 2008. There was no recognized tax benefit for stock option compensation expense for the three month period ended June 30, 2009. At June 30, 2009, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $500,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.9 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock-Based Compensation

Under the Company’s stock option plans as of June 30, 2009, 276,316 shares of the Company’s common stock are available for future grants to directors and employees of the Company. Under the Employee Stock Incentive Plans, options may not be granted at a price less than the fair market value at the date of the grant. Under both plans, options may be exercised over a ten year term. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted in the fourth quarter in 2008 and first quarter 2009 the vesting period is five years. A summary of outstanding stock options follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Exercise Price Range	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2009	987,402	$9.74	6 years	$4.79-$24.75

Granted	19,500	3.55		3.15-3.64
Exercised	—	—		—
Expired or Forfeited	(219,012)	7.47		4.79-20.62

Outstanding at June 30, 2009	787,890	$10.21	7 years	$3.15-$24.75	$81

Fully vested and exercisable at June 30, 2009	402,236	$12.64	4 years	$6.51-$24.75	$—

Options expected to vest	385,654	$7.68	9 years	$3.15-$24.75	$81

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of June 30, 2009. The intrinsic value of options exercised during the three months ended June 30, 2008 totaled $54,000. There were no options exercised during the three months ended June 30, 2009.

NOTE D – COMPREHENSIVE LOSS

Comprehensive loss includes net loss and other comprehensive loss. The Company’s only sources of other comprehensive loss are unrealized losses on available for sale investment securities and adjustments to the minimum pension liability. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive loss as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company’s total comprehensive loss was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net loss	$(4,089)	$(1,509)	$(7,196)	$(1,229)
Other comprehensive loss, net of tax:
Holding loss arising during period	(829)	(951)	(129)	(711)

Total comprehensive loss	$(4,918)	$(2,460)	$(7,325)	$(1,940)

NOTE E – IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OREO

At June 30, 2009 and December 31, 2008, the recorded investment in nonperforming loans and leases was approximately $44,304,000 and $18,936,000, respectively. Of the June 30, 2009 balance, a specific reserve of $6,883,000 was established. Of the December 31, 2008 balance, a specific reserve of $1,755,000 was established. If interest had been accruing on the nonperforming loans, such income would have approximated $969,000 and $1,056,000 for the six months ended June 30, 2009 and 2008, respectively.

At June 30, 2009 and December 31, 2008, the recorded investment in other real estate owned (“OREO”) was approximately $6,129,000 and $10,408,000, respectively. For the six months ended June 30, 2009, the Company transferred property from five loans in the amount of $3,554,000 to OREO, had $6,423,000 in proceeds on sales of OREO and recorded a $1,410,000 loss on the sale/writedown of OREO in other noninterest income. The June 30, 2009 balance of OREO of $6,129,000 consists of nine properties with the largest property representing $1,450,000 of the balance at June 30, 2009.

Nonperforming loans and leases include all such loans and leases that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Included in nonperforming loans are $5,025,000 of troubled debt restructurings that were classified as nonperforming. Nonperforming loans and leases and OREO at June 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	June 30, 2009	December 31, 2008

Nonaccrual loans and leases	$44,304	$18,936
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	6,129	10,408

Total nonperforming assets	$50,433	$29,344

Nonaccrual loans and leases to total gross loans and leases	6.81%	2.73%
Nonperforming loans and leases to total gross loans and leases	6.81%	2.73%
Total nonperforming assets to total assets	5.52%	3.34%

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

There was no difference in the numerator, net loss, used in the calculation of basic earnings per share and diluted earnings per share and because of the Company’s net loss in the periods presented, there was no difference in the denominator used in the calculation of basic earnings per share and diluted earnings per share for the three and six month periods ended June 30, 2009 and 2008 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Calculation of basic loss per share:
Numerator - net loss	$(4,089)	$(1,509)	$(7,196)	$(1,229)
Denominator -
Weighted average common shares outstanding	7,496	7,439	7,496	7,428

Basic loss per share	$(0.55)	$(0.20)	$(0.96)	$(0.17)

Calculation of diluted loss per share:
Numerator - net loss	$(4,089)	$(1,509)	$(7,196)	$(1,229)
Denominator -
Weighted average common shares outstanding	7,496	7,439	7,496	7,428
Dilutive effect of outstanding options	—	—	—	—

Weighted average common shares outstanding and common stock equivalents	7,496	7,439	7,496	7,428

Diluted loss per share	$(0.55)	$(0.20)	$(0.96)	$(0.17)

NOTE G - PENSION PLAN BENEFITS

The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Total contributions paid were $57,000 for each of the three months ended June 30, 2009 and 2008. Components of net periodic benefit cost for the Company’s supplemental nonqualified defined benefit plans for the three and six months ended June 30, 2009 and 2008 are presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008

Components of net periodic benefits cost:
Service cost	$135	$137	$270	$274
Interest cost	83	75	167	150
Prior service amortization	8	8	16	16
Recognized net actuarial loss	5	12	10	24

Total components of net periodic cost	$231	$232	$463	$464

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position or results of its operations or its cash flows.

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $5,783,000 and $7,003,000 at June 30, 2009 and December 31, 2008. At June 30, 2009, commercial and consumer lines of credit and real estate loans of approximately $74,483,000 and $56,293,000 were undisbursed. At December 31, 2008, commercial and consumer lines of credit and real estate loans of approximately $97,110,000 and $61,820,000 were undisbursed.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to real estate projects and inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Most of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2009 and December 31, 2008. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at June 30, 2009, no losses are anticipated as a result of these commitments.

A large portion of the loan portfolio of the Company is collateralized by real estate. At June 30, 2009 and December 31, 2008, real estate served as the principal source of collateral with respect to approximately 78% of the Company’s loan portfolio. At June 30, 2009, real estate construction loans totaled $117,466,000, or 18% of the total loan portfolio, and commercial loans secured by real estate totaled $324,545,000, or 50% of the total loan portfolio. See the discussion under “Loan and Lease Portfolio” starting on page 24. A further decline in the state and national economy, in general, combined with further deterioration in real estate values in the Company’s primary operating market areas, would have an adverse effect on the value of real estate as well as other collateral securing loans, plus the ability of certain borrowers to repay their outstanding loans and the overall demand for new loans, and this could have a material impact on the Company’s financial position or results of operations or its cash flows.

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

Accounting for uncertainty in income taxes. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2009.

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon management’s analysis of available evidence, it has determined that it is “more likely than not” that all of the Company’s deferred income tax assets as of June 30, 2009 and December 31, 2008 will be fully realized and therefore no valuation allowance was recorded.

NOTE J – FAIR VALUE MEASUREMENTS

In accordance with FAS 157, the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•

Quoted prices in active markets for identical assets (Level 1): Inputs that are quoted unadjusted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An active market for the asset is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•

Significant other observable inputs (Level 2): Inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity including quoted prices for similar assets or liabilities, quoted prices for securities in inactive markets and inputs derived principally from, or corroborated by, observable market data by correlation or other means.

•

Significant unobservable inputs (Level 3): Inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis.

	At June 30, 2009

(in thousands)	Fair Value	Level 1	Level 2	Level 3

Available for sale securities	$137,554	$—	$137,554	$—

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or writedowns of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at quarter end.

	At June 30, 2009

(in thousands)	Fair Value	Level 1	Level 2	Level 3

Impaired Loans	$44,304	$—	$44,304	$—
Other Real Estate Owned	6,129	—	6,129	—

Total assets measured at fair value on a nonrecurring basis	$50,433	$—	$50,433	$—

Impaired loans – represents carrying value of loans for which adjustments are predominantly based on the appraised value of the collateral and loans considered impaired under FAS 114 where a specific reserve has been established.

Other real estate owned- represents the fair value of foreclosed real estate owned that was measured at fair value subsequent to their initial classification as foreclosed assets.

Disclosures about Fair Value of Financial Instruments

The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below. The fair values of financial instruments which have a relatively short period of time between their origination and their expected realization were valued using historical cost. The values assigned do not necessarily represent amounts which ultimately may be realized. In addition, these values do not give effect to discounts to fair value which may occur when financial instruments are sold in larger quantities. Such financial instruments and their estimated fair values were:

The following assumptions were used as of June 30, 2009 and December 31, 2008 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

a)	Cash and Due From Banks - The carrying amount represents a reasonable estimate of fair value.

b)	Federal Funds Sold - The carrying amount represents a reasonable estimate of fair value.

c)	FHLB, FRB Stock and Other Securities - The carrying amount represents a reasonable estimate of fair value.

d)

Investment Securities – The fair value of held to maturity securities are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Available for sale securities are carried at fair value. The carrying value of FHLB, FRB, and other securities are carried at cost which represents a reasonable estimate of fair value.

e)

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

f)	Bank-owned Life Insurance - The carrying amount and estimated fair values are based on current cash surrender values at each reporting date provided by the insurers.

g)	Mortgage servicing assets – The fair value of mortgage servicing assets is estimated using projected cash flows adjusted for the effects of anticipated prepayments, using a market discount rate.

h)

Deposits – Noninterest-bearing and interest-bearing demand deposits and savings accounts are payable on demand and their carrying values are assumed to be at fair value. The fair value of the core deposit intangible has not been included as a component of the fair value estimate. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is based on rates currently offered for deposits of similar size and remaining maturities.

i)

Other Borrowed Funds - The fair value of other borrowed funds is estimated by discounting the contractual cash flows using the current interest rate at which similar borrowings for the same remaining maturities could be made.

j)

Subordinated Debentures - The fair value of the subordinated debentures is estimated by discounting the contractual cash flows using the current interest rate at which similar securities with the same remaining expected life could be made.

k)

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

l)	Accrued Interest Receivable/Payable – The carrying amount of accrued interest receivable and accrued interest payable represents a reasonable estimate of fair value.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2009		December 31, 2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

FINANCIAL ASSETS
Cash and due from banks	$22,609	$22,609	$27,153	$27,153
Federal funds sold	29,395	29,395	—	—
FHLB, FRB and other securities	5,833	5,833	5,825	5,825
Securities:
Available for sale	137,554	137,554	76,345	76,345
Held to maturity	15	14	21	20
Loans and leases	628,533	634,870	682,095	687,891
Bank owned life insurance	32,175	32,175	31,612	31,612
Mortgage servicing assets	612	612	542	458
Accrued interest receivable	2,587	2,587	2,742	2,742

FINANCIAL LIABILITIES
Deposits	$799,743	$804,507	$754,944	$758,387
Other borrowed funds	—	—	3,516	3,516
Subordinated debentures	31,961	26,423	31,961	31,605
Accrued interest payable	1,062	1,062	1,243	1,243

NOTE K - NEW ACCOUNTING PRONOUNCEMENTS

Employers’ Disclosures about Postretirement Benefit Plan Assets. In December 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard No. 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1). This standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It also includes a technical amendment to FASB Statement No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets. The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009. Early adoption is permitted. The Company is currently assessing the potential effect of FSP 132(R)-1 on its financial position, results of operations and cash flows.

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

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s financial statements taken as a whole.

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

On May 28, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements taken as a whole. Management reviewed all events occurring from June 30, 2009 through August 12, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superceded. The Company will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the Company’s financial statements taken as a whole.

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

Share Based Compensation

At June 30, 2009, the Company had three shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan and the 2008 Stock Incentive Plan. The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the Annual Meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. See Note C – STOCK-BASED COMPENSATION to the Unaudited Condensed Consolidated Financial Statements in Item 1 – Financial Statements.

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. Goodwill of $15,187,000 was recorded in the Company’s acquisition of Yolo Community Bank. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill will be assessed for impairment at a reporting unit level at least annually. Management conducted its assessment of impairment during the fourth quarter of 2008 and based on its evaluation determined that there was no impairment. Due to the Company’s net loss and the continued change in the business climate, management updated its assessment of impairment in the second quarter of 2009 and determined that there was no impairment.

Impairment of Investment Securities

Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, the financial condition of the issuer, rating agency changes related to the issuer’s securities and the intent and ability of the Bank to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary and management has the ability and intent to hold the security to a forecasted recovery of cost, only the portion of the impairment loss representing credit exposure would be recognized as a charge to earnings, with the balance recognized a charge to other comprehensive income. If management intends to sell the security or it is more likely than not that it will be required to sell the security before recovering its forecasted cost, the entire impairment loss would be recognized as a charge to earnings. See Note B – INVESTMENT SECURITIES to the Unaudited Condensed Consolidated Financial Statements in Item 1 – Financial Statements.

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

See Note J – FAIR VALUE MEASUREMENTS to the Unaudited Condensed Consolidated Financial Statements in Item 1 – Financial Statements for additional information about the financial instruments carried at fair value.

Overview

North Valley Bancorp (the “Company”) is a bank holding company headquartered in Redding, California. The Company’s wholly owned subsidiary, North Valley Bank (“NVB”), a California state-chartered banking corporation, operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with twenty-six commercial banking offices, including two supermarket branches and seven Business Banking Centers, and a loan production office in Northern California. The Company’s principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company’s primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than 10 percent of its revenues.

Operating Results

	Three months ended June 30,		Six months ended June 30,
(in thousands except per share amounts)	2009	2008	2009	2008

Net interest income	$7,909	$9,069	$16,017	$18,197
Provision for loan and lease losses	9,000	5,200	16,000	7,600
Noninterest income	3,438	3,477	6,602	6,968
Noninterest expense	10,782	9,577	21,117	19,382
Benefit for income taxes	(4,346)	(722)	(7,302)	(588)

Net loss	$(4,089)	$(1,509)	$(7,196)	$(1,229)

Loss Per Share
Basic	$(0.55)	$(0.20)	$(0.96)	$(0.17)
Diluted	$(0.55)	$(0.20)	$(0.96)	$(0.17)

Annualized Return on Average Assets	(1.81%)	(0.65%)	(1.63%)	(0.26%)
Annualized Return on Average Equity	(21.74%)	(7.35%)	(18.98%)	(2.98%)

The Company had a net loss of $4,089,000, or $0.55 per diluted share, and $7,196,000, or $0.96 per diluted share, for the three and six months ended June 30, 2009, respectively. This compares with a net loss of $1,509,000, or $0.20 per diluted share, and $1,229,000, or $0.17 per diluted share for the three and six months ended June 30, 2008. The increase in net loss for the three and six months ended June 30, 2009 compared to the same periods in 2008 was principally driven by a $9,000,000 provision for loan and lease losses for the three months ended June 30, 2009 and a total provision of $16,000,000 for the six months ended June 30, 2009 compared to a $5,200,000 provision for loan and lease losses for the three months ended June 30, 2008 and a total provision of $7,600,000 for the six months ended June 30, 2008, and secondarily due to a decrease in net interest income of $1,160,000 for the three months ended June 30, 2009 and a total decrease of $2,180,000 for the six months ended June 30, 2009 compared to the same periods in 2008. Noninterest income decreased $39,000 and $366,000 for the three and six months ended June 30, 2009 compared to the same periods in 2008. Noninterest expense increased $1,205,000 and $1,735,000 for the three and six months ended June 30, 2009 compared to the same periods in 2008.

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

The following table is a summary of the Company’s net interest income, presented on a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning assets, for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)

	Three months ended June 30, 2009			Three months ended June 30, 2008

	Average Balance	Yield/ Rate	Interest Amount	Average Balance	Yield/ Rate	Interest Amount

Assets
Earning assets:
Federal funds sold	$31,984	0.18%	$14	$230	1.74%	$1
Investment securities:
Taxable	107,969	3.77%	1,016	79,844	4.14%	825
Non-taxable (1)	15,850	6.78%	268	20,189	6.85%	345
FNMA preferred stock (1)	—	—	—	3,284	9.89%	81

Total investments	123,819	4.16%	1,284	103,317	4.86%	1,251
Loans and leases (2)(3)	658,068	6.11%	10,029	747,414	6.57%	12,246

Total earning assets	813,871	5.58%	11,327	850,961	6.36%	13,498

Non earning assets	108,298			97,708
Allowance for loan and lease losses	(16,136)			(13,103)

Total non-earning assets	92,162			84,605

Total assets	$906,033			$935,566

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction accounts	$151,422	0.31%	$117	$157,526	0.65%	$256
Savings and money market	172,001	1.01%	435	184,164	1.62%	743
Time certificates	320,512	2.82%	2,254	247,988	3.87%	2,391
Other borrowed funds	31,961	6.60%	526	92,435	3.92%	904

Total interest bearing liabilities	675,896	1.98%	3,332	682,113	2.52%	4,294

Demand deposits	144,334			159,403
Other liabilities	10,370			11,689

Total liabilities	830,600			853,205

Shareholders’ equity	75,433			82,361

Total liabilities and shareholders’ equity	$906,033			$935,566

Net interest income			$7,995			$9,204

Net interest spread		3.60%			3.84%

Net interest margin		3.94%			4.34%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.

(2)	Loans on nonaccrual status have been included in the computations of averages balances.

(3)	Includes loan fees of $239 and $113 for the three months ended June 30, 2009 and 2008, respectively.

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)

	Six months ended June 30, 2009			Six months ended June 30, 2008

	Average Balance	Yield/ Rate	Interest Amount	Average Balance	Yield/ Rate	Interest Amount

Assets
Earning assets:
Federal funds sold	$23,544	0.20%	$23	$411	2.93%	$6
Investment securities:
Taxable	88,839	3.88%	1,711	83,317	4.09%	1,700
Non-taxable (1)	15,874	6.78%	534	20,364	6.75%	685
FNMA preferred stock (1)	—	—	—	3,284	9.65%	158

Total investments	104,713	4.32%	2,245	106,965	4.77%	2,543
Loans and leases (2)(3)	669,390	6.20%	20,565	745,209	6.79%	25,222

Total earning assets	797,647	5.77%	22,833	852,585	6.53%	27,771

Non earning assets	108,432			97,786
Allowance for loan and lease losses	(13,798)			(11,929)

Total non-earning assets	94,634			85,857

Total assets	$892,281			$938,442

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction accounts	$152,403	0.34%	$258	$156,238	0.65%	$505
Savings and money market	169,913	1.04%	875	182,916	1.70%	1,553
Time certificates	303,183	2.95%	4,441	248,095	4.17%	5,161
Other borrowed funds	32,641	6.60%	1,069	98,679	4.26%	2,097

Total interest bearing liabilities	658,140	2.04%	6,643	685,928	2.72%	9,316

Demand deposits	147,158			157,474
Other liabilities	10,521			12,292

Total liabilities	815,819			855,694

Shareholders’ equity	76,462			82,748

Total liabilities and shareholders’ equity	$892,281			$938,442

Net interest income			$16,190			$18,455

Net interest spread		3.73%			3.81%

Net interest margin		4.09%			4.34%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.

(2)	Loans on nonaccrual status have been included in the computations of averages balances.

(3)	Includes loan fees of $476 and $292 for the six months ended June 30, 2009 and 2008, respectively.

Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. Net interest income, which represents the Company’s largest component of revenues and is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, decreased $1,209,000, or 13.1%, for the three months ended June 30, 2009 compared to the same period in 2008. Interest income decreased by $2,171,000, or 16.1%, primarily due to both lower yield on earning assets and a decrease in the average balance of earning assets and secondarily due to foregone interest income of $595,000 due to loans placed on nonaccrual status. Interest expense decreased $962,000, or 22.4%, primarily due to a decrease in the rates paid on deposits and secondarily due to a decrease in the average balance of borrowings for the three months ended June 30, 2009 compared to the same period in 2008. Average loans decreased $89,346,000 for the quarter ended June 30, 2009 compared to the same period in 2008, and the yield on the loan portfolio decreased 46 basis points to 6.11% for the quarter ended June 30, 2009 compared to the same quarter in 2008. Average earning assets decreased $37,090,000, for the quarter ended June 30, 2009 compared to the same quarter in 2008. Average yields on earning assets decreased 78 basis points from 6.36% for the quarter ended June 30, 2008 to 5.58% for the quarter ended June 30, 2009, and the average rate paid on interest bearing liabilities decreased 54 basis points to 1.98% over the same periods. The decrease in both yields earned and rates paid is reflective of the declining interest rate environment as the Federal Reserve Board has reduced interest rates 500 basis points since September 2007. As a result of the above, the Company’s net interest margin for the quarter ended June 30, 2009 was 3.94%, a decrease of 40 basis points from the net interest margin of 4.34% for the quarter ended June 30, 2008 and a decrease of 29 basis points from the 4.23% net interest margin for the quarter ended March 31, 2009.

Net interest income decreased $2,265,000, or 12.3%, for the six months ended June 30, 2009 compared to the same period in 2008. Interest income decreased by $4,938,000, or 17.8%, primarily due to a decrease in yield on loans and a decrease in the average balance of loans of $75,819,000. Also impacting the average yield on loans was foregone interest income of $969,000 due to loans placed on nonaccrual status. Interest expense decreased $2,673,000, or 28.7%, due primarily to a decrease in rates paid on deposits and secondarily due to a decrease in the average balance of borrowings for the six months ended June 30, 2009 compared to the same period in 2008. The net interest margin for the six months ended June 30, 2009 decreased 25 basis points to 4.09% from 4.34% for the six months ended June 30, 2008.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate
(Dollars in thousands)

	Three months ended June 30, 2009 compared with Three months ended June 30, 2008			Six months ended June 30, 2009 compared with Six months ended June 30, 2008

	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)

Interest Income

Interest on Federal funds sold	$138	$(125)	$13	$339	$(322)	$17
Interest on investments:
Taxable securities	291	(100)	191	113	(102)	11
Nontaxable securities	(74)	(3)	(77)	(152)	1	(151)
FNMA preferred stock	(81)	—	(81)	(158)	—	(158)

Total investments	136	(103)	33	(197)	(101)	(298)

Interest on loans and leases	(1,468)	(749)	(2,217)	(2,574)	(2,083)	(4,657)

Total interest income	(1,194)	(977)	(2,171)	(2,432)	(2,506)	(4,938)

Interest Expense

Transaction accounts	$(10)	$(129)	$(139)	$(12)	$(235)	$(247)
Savings and money market	(49)	(259)	(308)	(111)	(567)	(678)
Time deposits	702	(839)	(137)	1,149	(1,869)	(720)
Other borrowed funds	(593)	215	(378)	(1,407)	379	(1,028)

Total interest expense	50	(1,012)	(962)	(381)	(2,292)	(2,673)

Total change in net interest income	$(1,244)	$35	$(1,209)	$(2,051)	$(214)	$(2,265)

Provision for Loan and Lease Losses

The Company recorded a provision for loan and lease losses of $9,000,000 for the three months ended June 30, 2009 and a total provision of $16,000,000 for the six months ended June 30, 2009, compared to a provision for loan and lease losses of $5,200,000 for the three months ended June 30, 2008 and a total provision of $7,600,000 for the six months ended June 30, 2008. The process for determining allowance adequacy and the resultant provision for loan losses includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic environment and activity. The decision to record the $9,000,000 and $16,000,000 provision for the three and six months ended June 30, 2009 reflects management’s assessment of the overall adequacy of the allowance for loan and lease losses including the consideration of the increase in nonperforming loans and the overall effect of the slowing economy, particularly in real estate. Management believes that the current level of allowance for loan and lease losses as of June 30, 2009 of $22,119,000, or 3.40% of total loans and leases, is adequate at this time. The allowance for loan and lease losses was $11,327,000, or 1.63% of total loans and leases, at December 31, 2008. For further information regarding our allowance for loan and lease losses, see “Allowance for Loan and Lease Losses” on page 27.

Noninterest Income

The following table is a summary of the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Service charges on deposit accounts	$1,640	$1,894	$3,168	$3,610
Other fees and charges	1,079	979	2,043	1,944
Earnings on cash surrender value of life insurance policies	345	312	681	642
Gain on sale of loans	128	8	225	95
Other	246	284	485	677

Total noninterest income	$3,438	$3,477	$6,602	$6,968

Noninterest income decreased $39,000, or 1.1%, to $3,438,000 for the three months ended June 30, 2009 from $3,477,000 for the three months ended June 30, 2008. Service charges on deposits decreased $254,000 to $1,640,000 for the three months ended June 30, 2009 compared to $1,894,000 for the same period in 2008 while other fees and charges increased by $100,000 to $1,079,000 for the three months ended June 30, 2009 compared to $979,000 for the same period in 2008. The Company recorded $128,000 in gains on sales of mortgages for the three months ended June 30, 2009 compared to $8,000 in gains on sales of mortgages for the same period in 2008. Other noninterest income decreased $38,000 to $246,000 for the three months ended June 30, 2009 from $284,000 for the same period in 2008.

Noninterest income decreased $366,000 to $6,602,000 for the six months ended June 30, 2009 from $6,968,000 for the same period in 2008. Service charges on deposit accounts decreased $442,000 to $3,168,000 for the six months ended June 30, 2009 compared to $3,610,000 for the same period in 2008, while other fees and charges increased by $99,000 to $2,043,000 for the six months ended June 30, 2009 compared to $1,944,000 for the same period in 2008. The Company recorded $225,000 in gains on sales of mortgages for the six months ended June 30, 2009 compared to $95,000 in gains on sales of mortgages for the same period in 2008.

Noninterest Expense

The following table is a summary of the Company’s noninterest expense for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Salaries and employee benefits	$4,905	$5,105	$9,969	$10,641
FDIC and state assessments	905	116	1,316	161
Occupancy expense	801	720	1,562	1,474
Loan Expense	612	124	805	243
Other real estate owned expense	572	—	1,570	—
Data processing expenses	548	575	1,129	1,107
Equipment expense	459	488	928	953
Professional services	343	312	670	599
ATM expense	286	262	571	489
Marketing	142	248	263	448
Postage	136	154	300	303
Directors expense	135	130	267	353
Operations expense	131	231	274	420
Printing and supplies	119	148	256	346
Amortization of intangibles	37	162	73	325
Other	651	802	1,164	1,520

Total noninterest expense	$10,782	$9,577	$21,117	$19,382

Noninterest expense totaled $10,782,000 for the three months ended June 30, 2009, compared to $9,577,000 for the same period in 2008. This represents an increase of $1,205,000, or 12.6%, for the three months ended June 30, 2009 from the comparable period in 2008. Salaries and benefits decreased by $200,000 to $4,905,000 for the three months ended June 30, 2009 compared to $5,105,000 for the same period in 2008. Offsetting this decrease was the Company’s FDIC and state assessments which increased $789,000 to $905,000 (which includes the FDIC special assessment of $406,000) for the three months ended June 30, 2009 compared to $116,000 for the same period in 2008. This increase is expected to continue as the Company has elevated levels of nonperforming loans which impact the factors used in the calculation. The increase in noninterest expense was also driven by the recording of loss on sale, writedowns and expenses of OREO of $572,000 for the three months ended June 30, 2009 compared to zero for the same period in 2008. Most other expense categories for the three months ended June 30, 2009 experienced relatively small changes from the same respective period in 2008. The Company’s ratio of noninterest expense to average assets was 4.77% for the three months ended June 30, 2009 compared to 4.09% for the same period in 2008. The Company’s efficiency ratio was 95.0% and 76.3% for the three months ended June 30, 2009 and 2008, respectively.

Noninterest expense totaled $21,117,000 for the six months ended June 30, 2009, compared to $19,382,000 for the same period in 2008. This represents an increase of $1,735,000, or 9.0%, for the six months ended June 30, 2009 from the comparable period in 2008 due primarily to the increase of the recording of loss on sale, writedowns and expenses of OREO of $1,570,000 for the six months ended June 30, 2009 compared to the same period in 2008 as the company continued its focus reducing the levels of nonperforming assets since December 31, 2008. The increase is also attributed to FDIC insurance premiums and special assessment of $862,000. Salaries and benefits decreased by $672,000 to $9,969,000 for the six months ended June 30, 2009 compared to $10,641,000 for the same period in 2008. Most other expense categories for the six months ended June 30, 2009 experienced relatively small changes from the same respective period in 2008. The Company’s ratio of noninterest expense to average assets was 4.77% for the six months ended June 30, 2009 compared to 4.13% for the same period in 2008. The Company’s efficiency ratio was 93.4% and 77.0% for the six months ended June 30, 2009 and 2008, respectively.

Income Taxes

The Company recorded a benefit for income taxes for the quarter ended June 30, 2009 of $4,346,000, resulting in an effective tax benefit rate of 51.5%, compared to $722,000, or an effective tax benefit rate of 32.4%, for the quarter ended June 30, 2008. The benefit for income taxes for the six month period ended June 30, 2009 was $7,302,000, resulting in an effective tax benefit rate of 50.4%, compared to $588,000, or an effective tax benefit rate of 32.4%, for the same period in 2008. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated ‘Enterprise Zones’.

As of June 30, 2009 and December 31, 2008, the Company had recorded net deferred income tax assets (which are included in other assets in the accompanying condensed consolidated balance sheets) of approximately $8,546,000. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon management’s analysis of available evidence, it has determined that it is “more likely than not” that all of the Company’s deferred income tax assets as of June 30, 2009 and December 31, 2008 will be fully realized and therefore no valuation allowance was recorded.

Financial Condition as of June 30, 2009 As Compared to December 31, 2008

Total assets at June 30, 2009 increased $33,815,000, or 3.8%, to $913,366,000, compared to $879,551,000 at December 31, 2008. Loans and leases decreased $42,770,000, or 6.2%, to $650,652,000 at June 30, 2009 from $693,422,000 at December 31, 2008. Deposits increased $44,799,000, or 5.9%, from December 31, 2008 to $799,743,000 at June 30, 2009. Investment securities increased $61,203,000, or 80.1%, to $137,569,000 at June 30, 2009 from $76,366,000 at December 31, 2008, and Federal funds sold increased to $29,395,000 at June 30, 2009 from zero at December 31, 2008. The increase in investment securities and Federal funds sold was due to an increase in deposits and a decrease in loans and leases for the first six months of 2009. Other borrowed funds decreased $3,516,000 as the Company did not have any other borrowed funds at June 30, 2009 compared to $3,516,000 at December 31, 2008.

Loan and Lease Portfolio

Loans and leases, the Company’s major component of earning assets, decreased $42,770,000 during the first six months of 2009 to $650,652,000 at June 30, 2009 from $693,422,000 at December 31, 2008. Real estate construction loans decreased by $19,289,000, and commercial loans decreased by $18,932,000, while the remaining loan categories remained relatively unchanged from their December 31, 2008 balances.

The Company’s average loan to deposit ratio was 83.5% for the quarter ended June 30, 2009 compared to 99.8% for the same period in 2008. The decrease in the Company’s average loan to deposit ratio is driven by both the decrease in total average loans of $89,346,000 and the increase in total average deposits of $39,188,000.

(in thousands)	June 30, 2009	December 31, 2008

Commercial	$73,097	$92,029
Real estate - commercial	324,545	327,098
Real estate - construction	117,466	136,755
Real estate - mortgage	62,897	62,155
Installment	26,263	29,945
Direct financing leases	870	1,035
Other	46,472	45,424

	651,610	694,441

Deferred loan fees, net	(958)	(1,019)
Allowance for loan and lease losses	(22,119)	(11,327)

	$628,533	$682,095

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

Nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) totaled $44,304,000 at June 30, 2009, an increase of $25,368,000 from the December 31, 2008 balance of $18,936,000. Nonperforming loans as a percentage of total loans were 6.81% at June 30, 2009, compared to 2.73% at December 31, 2008. Of the $44,304,000 balance of nonperforming loans at June 30, 2009, a specific reserve of $6,883,000 has been established. Related to the December 31, 2008 balance, specific reserves of $1,755,000 were established. If interest had been accruing on the nonperforming loans, such income would have approximated $969,000 and $1,056,000 for the six months ended June 30, 2009 and 2008, respectively.

The overall level of nonperforming loans increased $24,378,000 to $44,304,000 at June 30, 2009 from $19,926,000 at March 31, 2009. During the second quarter of 2009, the Company added nineteen loans totaling $29,781,000 to nonperforming loans. These additions were offset by a reduction of $5,403,000 in nonperforming loans during the second quarter of 2009, primarily due to transfers to OREO of four properties totaling $3,362,000, collections received on certain loans and charge-offs recorded. The addition to nonperforming loans was centered in two customer relationships consisting of eight loans totaling $24,018,000 in principal amount. The largest of the two relationships consists of five loans secured by real estate located in Sonoma County totaling $16,291,000, and an unsecured line of credit totaling $3,000,000. During the quarter ended June 30, 2009, a specific reserve of $1,426,000 was established for the five real estate secured loans, and a $3,000,000 specific reserve was established for the line of credit. The five real estate secured loans consist of three residential land loans totaling $10,377,000, a residential subdivision project totaling $3,600,000, and a commercial real estate mixed use loan for $2,314,000. These five loans were performing loans at March 31, 2009. The borrower missed his regularly scheduled monthly payment in May, which led the Company to have a discussion with the borrower to understand the situation. After the meeting, the Company determined that the borrower would likely not be able make payments on any of the secured loans, and then placed the loans on nonaccrual in June 2009 and ordered new appraisals on the properties. Specific reserves were established on these loans based on values indicated by the latest appraisals. The Company is working with the borrower to collect or collateralize the unsecured line of credit, but as of June 30, 2009, an agreement was not in place so the Company established a reserve for the entire amount outstanding.

The second customer relationship mentioned above consists of two loans totaling $4,727,000 secured by real estate located in Sonoma County. These two loans were performing loans at March 31, 2009. The borrower missed his regularly scheduled monthly payment in May, after which the Company requested a meeting with the borrower in order to better understand and assess the situation. After the meeting, the Company determined that the borrower would likely not be able make payments on either of the loans, and placed the loans on nonaccrual in June 2009. The first loan is a residential land loan for $2,802,000. A specific reserve of $226,000 has been established for this loan based on the current appraised value of the real estate. The second loan is a residential development project loan for $1,925,000. The Company charged-off $967,000 of this second loan during the second quarter of 2009 in order to write the loan down to its net realizable value based on the current appraised value of the project.

During the first quarter of 2009, as previously reported, the Company identified sixteen additional loans in the amount of $7,604,000 as nonaccrual loans. The addition was centered in three loans totaling $4,385,000 at March 31, 2009. These three loans remained on nonaccrual at June 30, 2009. The largest loan of this group is a $2,007,000 commercial loan secured by real estate located in Shasta County. No specific reserve currently exists on this loan. The second loan in this group is a $1,465,000 residential development loan consisting of two single-family residences located in Napa County that are listed for sale. No specific reserve currently exists on this loan. The third loan in this group is a residential land loan secured by real estate located in Nevada County with a balance of $913,000 at March 31, 2009. During the second quarter of 2009, the Company received a new appraisal on this property and charged-off $302,000 to write the loan down to its net realizable value of $611,000 at June 30, 2009.

Additional information regarding nonperforming loans identified during 2008 and in the first quarter of 2009 is available in the Company’s Quarterly Report filed with the Commission on Form 10-Q for the period ended March 31, 2009, under the heading “Impaired, Nonaccrual, Past Due and Restructured Loans and Leases and Other Nonperforming Assets.”

Gross loan and lease charge-offs for the second quarter of 2009 were $2,849,000 and recoveries totaled $81,000 resulting in net charge-offs of $2,768,000 compared to gross loan and lease charge-offs for the second quarter of 2008 of $4,591,000 and recoveries of $46,000 resulting in net charge-offs of $4,545,000. Gross charge-offs for the six months ended June 30, 2009 were $5,484,000 and recoveries totaled $276,000 resulting in net charge-offs of $5,208,000, compared to gross charge-offs for the six months ended June 30, 2008 of $4,776,000 and recoveries of $98,000 resulting in net charge-offs of $4,678,000.

Nonperforming assets (nonperforming loans and OREO) totaled $50,433,000 at June 30, 2009, an increase of approximately 72% or $21,089,000 from the December 31, 2008 balance of $29,344,000. The Company’s OREO property decreased $4,279,000 to $6,129,000 at June 30, 2009 compared to $10,408,000 at December 31, 2008. Nonperforming assets as a percentage of total assets were 5.52% at June 30, 2009 compared to 3.34% at December 31, 2008.

The Company’s OREO properties increased $186,000 to $6,129,000 at June 30, 2009 from $5,943,000 at March 31, 2009. The increase was due to the addition of four properties totaling $3,362,000 during the second quarter of 2009. Three of the properties are from one relationship consisting of residential lot development properties and a residential development property with a single-family residence. The properties are all located in Solano County and total $3,094,000. The fourth property moved into OREO is commercial land located in Sacramento County for $268,000. The additions to OREO were partially offset by the disposition of three OREO properties totaling $2,656,000, loss on the sale of OREO of $293,000, and the writedown of OREO of $227,000.

Nonperforming assets at June 30, 2009, and December 31, 2008, are summarized as follows (in thousands):

	June 30, 2009	December 31, 2008

Nonaccrual loans and leases	$44,304	$18,936
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	6,129	10,408

Total nonperforming assets	$50,433	$29,344

Nonaccrual loans and leases to total gross loans and leases	6.81%	2.73%
Nonperforming loans and leases to total gross loans and leases	6.81%	2.73%
Total nonperforming assets to total assets	5.52%	3.34%

Allowance for Loan and Lease Losses

A summary of the allowance for loan and lease losses at June 30, 2009 and June 30, 2008 is as follows (in thousands):

	Six months ended June 30,
	2009	2008

Balance beginning of period	$11,327	$10,755
Provision for loan and lease losses	16,000	7,600
Net (charge-offs) recoveries	(5,208)	(4,678)

Balance end of period	$22,119	$13,677

Allowance for loan and lease losses to total loans and leases	3.40%	1.87%

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

The formula allowance is adjusted for qualitative factors that are based upon management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated to determine the adjustment to the formula allowance at June 30, 2009 included the following, which existed at the balance sheet date:

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

The $22,119,000 in formula and specific allowances reflects management’s estimate of the inherent loss in various pools or segments in the portfolio and individual loans and leases, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio.

Management anticipates modest growth in commercial lending and commercial real estate and to a lesser extent consumer and real estate mortgage lending, while it anticipates a further decline in construction lending. As a result, future provisions will be required and the ratio of the allowance for loan and lease losses to loans and leases outstanding may increase to reflect portfolio risk, increasing concentrations, loan type and changes in economic conditions.

Deposits

Total deposits increased $44,799,000, or 5.9%, to $799,743,000 at June 30, 2009 compared to $754,944,000 at December 31, 2008. During the six months ended June 30, 2009, certificates of deposit increased $48,056,000, or 16.9%, savings increased $18,032,000, or 11.5%, while noninterest-bearing demand deposits decreased $17,558,000, or 10.9% and interest-bearing demand deposits decreased $3,731,000, or 2.5%.

(in thousands)	June 30, 2009	December 31, 2008

Noninterest-bearing demand	$144,190	$161,748
Interest-bearing demand	148,142	151,873
Savings	175,121	157,089
Time certificates	332,290	284,234

Total deposits	$799,743	$754,944

As a result of the increase in deposits during the six months ended June 30, 2009, the Company was able to repay the $3,516,000 in other borrowed funds outstanding at December 31, 2008, plus increase investment securities and Federal funds sold.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide federal funds of $10,000,000 as of June 30, 2009 were also available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank (“FHLB”) providing additional unused borrowing capacity of $183,653,000 secured by certain loans and investment securities as of June 30, 2009. The Company also has a line of credit with Federal Reserve Bank of San Francisco (“FRB”) of $1,135,000 secured by first deeds of trust on eligible commercial real estate loans and leases. As of June 30, 2009, $31,961,000 was outstanding in the form of subordinated debt issued by the Company.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and available for sale investment securities) totaled $189,558,000 and $103,498,000 (or 20.8% and 11.8% of total assets) at June 30, 2009 and December 31, 2008, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $647,849,000 and $633,813,000 at June 30, 2009 and December 31, 2008, respectively.

In assessing liquidity, historical information such as seasonal loan demand, local economic cycles and the economy in general are considered along with current ratios, management goals and unique characteristics of the Company. Management believes the Company is in compliance with its policies relating to liquidity.

Interest Rate Sensitivity

The Company continuously monitors earning asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities. Management responds to all of these to protect and possibly enhance net interest income while managing risks within acceptable levels as set forth in the Company’s policies. In addition, alternative business plans and contemplated transactions are also analyzed for their impact. This process, known as asset/liability management, is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and other borrowings in the ways prescribed above.

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

Capital Resources

The Company maintains capital to support future growth and dividend payouts while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity decreased to $70,078,000 as of June 30, 2009, as compared to $77,258,000 at December 31, 2008. The decrease was due primarily to the net loss of $7,196,000. Under current regulations, management believes that the Company meets all capital adequacy requirements and North Valley Bank was considered well capitalized at June 30, 2009 and December 31, 2008.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). Pursuant to the EESA, the Secretary of the Treasury was authorized to establish the Troubled Asset Relief Program (“TARP”) and to invest in financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions, in an aggregate amount up to $700 billion, for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the United States Department of the Treasury (the “UST”) announced a Capital Purchase Program (“CPP”) to invest up to $250 billion of this $700 billion amount in certain eligible U.S. banks, thrifts and their holding companies in the form of non-voting, senior preferred stock. Bank holding companies and banks eligible to participate as a Qualifying Financial Institution (“QFI”) in the CPP will be expected to comply with certain standardized terms and conditions specified by the UST, including the following:

•	Submission of an application to the QFI’s Federal banking regulator to obtain preliminary approval to participate in the CPP;

•	If the QFI receives preliminary approval, it will have 30 days within which to submit final documentation and fulfill any outstanding requirements;

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

Whether participation in the CPP would be in the best interest of the Company and its shareholders is a matter to be addressed by the Company Board of Directors and would depend upon various factors including, without limitation, the requirements imposed upon the Company under the investment agreement and related documentation that is provided to a participating QFI and the evaluation of other factors including the terms and conditions summarized above, assuming the Company receives approval to participate in the CPP.

The Company’s and North Valley Bank’s capital amounts and risk-based capital ratios are presented below (in thousands).

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Minimum Amount	Minimum Ratio	Minimum Amount	Minimum Ratio

Company
As of June 30, 2009
Total capital (to risk weighted assets)	$96,670	12.59%	$61,427	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$79,896	10.41%	$30,700	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$79,896	8.98%	$35,588	4.00%	N/A	N/A

As of December 31, 2008
Total capital (to risk weighted assets)	$104,125	12.75%	$65,333	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$89,231	10.93%	$32,655	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$89,231	10.36%	$34,452	4.00%	N/A	N/A

North Valley Bank
As of June 30, 2009
Total capital (to risk weighted assets)	$93,686	12.24%	$61,233	8.00%	$76,541	10.00%
Tier 1 capital (to risk weighted assets)	$83,966	10.97%	$30,617	4.00%	$45,925	6.00%
Tier 1 capital (to average assets)	$83,966	9.46%	$35,504	4.00%	$44,379	5.00%

As of December 31, 2008
Total capital (to risk weighted assets)	$102,906	12.61%	$65,285	8.00%	$81,607	10.00%
Tier 1 capital (to risk weighted assets)	$92,693	11.36%	$32,638	4.00%	$48,958	6.00%
Tier 1 capital (to average assets)	$92,693	10.79%	$34,363	4.00%	$42,953	5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has not been a material change in the Company’s market risk profile for the six months ended June 30, 2009 compared to December 31, 2008. Please see discussion under the caption “Interest Rate Sensitivity” on page 29.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2009. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of North Valley Bancorp was held on Thursday, May 28, 2009. Shareholders of the Company approved the following proposals:

1.	To elect the following nine (9) nominees as Director of the Company for a one year term:

Michael J. Cushman William W. Cox Royce L. Friesen Dante W. Ghidinelli Kevin D. Hartwick Roger B. Kohlmeier Martin A. Mariani Dolores M. Vellutini J.M. (Mike) Wells, Jr.

2.	To ratify the appointment of Perry-Smith LLP as the Company’s Independent Registered Public Accounting Firm for 2009.

The voting results at the 2009 Annual Meeting of Shareholders are presented below:

Proposal 1:

Nominees	For	Withheld

Michael J. Cushman	5,339,059	1,013,861
William W. Cox	5,149,307	1,203,613
Royce L. Friesen	5,082,413	1,270,507
Dante W. Ghidinelli	5,367,786	985,134
Kevin D. Hartwick	5,366,840	986,080
Roger B. Kohlmeier	5,304,936	1,047,984
Martin A. Mariani	5,149,073	1,203,847
Dolores M. Vellutini	5,303,376	1,049,544
J. M. (“Mike”) Wells, Jr.	5,074,009	1,278,911

Proposal 2:
	For	Against	Abstain

Perry-Smith LLP	5,881,459	56,982	414,479

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31	Rule 13a-14(a) / 15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP

(Registrant)

Date	August 12, 2009

By:

/s/ Michael J. Cushman

Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin R. Watson

Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)