Form 10-Q
period 2009-09-30
NORTH VALLEY BANCORP
filed 2009-11-16
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 2009.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Transition Period From ___________ to ___________

Commission file number 0-10652

NORTH VALLEY BANCORP

(Exact name of registrant as specified in its charter)

California	94-2751350

(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

300 Park Marina Circle, Redding, CA	96001

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code    (530) 226-2900

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

Common Stock – 7,495,817 shares as of November 10, 2009.

INDEX

NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)

	September 30, 2009	December 31, 2008

ASSETS
Cash and cash equivalents:
Cash and due from banks	$19,506	$27,153
Federal funds sold	30,355	—

Total cash and cash equivalents	49,861	27,153

Time deposits at other financial institutions	425	—
Investment securities available for sale, at fair value	158,200	76,345
Investment securities held to maturity, at amortized cost	9	21

Loans and leases	629,076	693,422
Less: Allowance for loan and lease losses	(19,423)	(11,327)

Net loans and leases	609,653	682,095

Premises and equipment, net	10,682	11,418
Accrued interest receivable	2,509	2,742
Other real estate owned	7,925	10,408
FHLB and FRB stock and other securities	5,832	5,825
Bank-owned life insurance policies	32,472	31,612
Core deposit intangibles, net	729	838
Goodwill	15,187	15,187
Other assets	20,419	15,907

TOTAL ASSETS	$913,903	$879,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$145,475	$161,748
Interest-bearing	653,520	593,196

Total deposits	798,995	754,944

Other borrowed funds	—	3,516
Accrued interest payable and other liabilities	11,073	11,872
Subordinated debentures	31,961	31,961

Total liabilities	842,029	802,293

Commitments and Contingencies (Note H)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none outstanding	—	—
Common stock, no par value: authorized 20,000,000 shares; outstanding 7,495,817 for September 30, 2009 and December 31, 2008	41,726	41,553
Retained earnings	30,918	37,430
Accumulated other comprehensive loss, net of tax	(770)	(1,725)

Total stockholders’ equity	71,874	77,258

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$913,903	$879,551

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except per share data)

	For the three months ended September 30,
	2009	2008

INTEREST INCOME:
Interest and fees on loans and leases	$9,465	$11,686
Interest on investments:
Taxable interest income	1,225	827
Nontaxable interest income	180	228
Interest on federal funds sold and repurchase agreements	26	3

Total interest income	10,896	12,744

INTEREST EXPENSE:
Deposits	2,712	3,187
Subordinated debentures	513	581
Other borrowings	1	164

Total interest expense	3,226	3,932

NET INTEREST INCOME	7,670	8,812

PROVISION FOR LOAN AND LEASE LOSSES	1,500	1,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	6,170	7,312

NONINTEREST INCOME:
Service charges on deposit accounts	1,724	1,850
Other fees and charges	1,170	1,003
Earnings on cash surrender value of life insurance policies	356	329
Gain on sale of loans	46	4
Gain (loss) on sales, calls and impairment of securities	655	(3,284)
Other	191	382

Total noninterest income	4,142	284

NONINTEREST EXPENSES:
Salaries and employee benefits	4,425	5,213
Occupancy expense	768	773
Furniture and equipment expense	457	485
FDIC and state assessments	503	176
Other real estate owned expense	265	24
Other	2,581	3,023

Total noninterest expenses	8,999	9,694

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	1,313	(2,098)

PROVISION (BENEFIT) FOR INCOME TAXES	629	(679)

NET INCOME (LOSS)	$684	$(1,419)

Per Share Amounts
Basic Earnings (Loss) Per Share	$0.09	$(0.19)

Diluted Earnings (Loss) Per Share	$0.09	$(0.19)

Cash Dividends Per Common Share	$—	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except per share data)

	For the nine months ended September 30,
	2009	2008

INTEREST INCOME:
Interest and fees on loans and leases	$30,030	$36,908
Interest on investments:
Taxable interest income	2,936	2,646
Nontaxable interest income	541	694
Interest on Federal funds sold and repurchase agreements	49	9

Total interest income	33,556	40,257

INTEREST EXPENSE:
Deposits	8,286	10,406
Subordinated debentures	1,581	1,754
Other borrowings	2	1,088

Total interest expense	9,869	13,248

NET INTEREST INCOME	23,687	27,009

PROVISION FOR LOAN AND LEASE LOSSES	17,500	9,100

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	6,187	17,909

NONINTEREST INCOME:
Service charges on deposit accounts	4,892	5,460
Other fees and charges	3,213	2,947
Earnings on cash surrender value of life insurance policies	1,037	971
Gain on sale of loans	271	99
Gain (loss) on sales, calls and impairment of securities	655	(3,284)
Other	676	1,059

Total noninterest income	10,744	7,252

NONINTEREST EXPENSES:
Salaries and employee benefits	14,394	15,854
Occupancy expense	2,330	2,247
Furniture and equipment expense	1,385	1,438
FDIC and state assessments	1,819	337
Other real estate owned expense	1,835	24
Other	8,353	9,175

Total noninterest expenses	30,116	29,075

LOSS BEFORE BENEFIT FOR INCOME TAXES	(13,185)	(3,914)

BENEFIT FOR INCOME TAXES	(6,673)	(1,266)

NET LOSS	$(6,512)	$(2,648)

Per Share Amounts
Basic Loss Per Share	$(0.87)	$(0.36)

Diluted Loss Per Share	$(0.87)	$(0.36)

Cash Dividends Per Common Share	$—	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, (in thousands)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,512)	$(2,648)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,476	1,514
Amortization (accretion) of premium on securities, net	306	(12)
Amortization of core deposit intangible	109	362
Provision for loan and lease losses	17,500	9,100
Loss (gain) on sale/write-down of other real estate owned	1,536	(114)
(Gain) loss on sale, calls and impairment of securities	(655)	3,284
Gain on sale of loans	(271)	(99)
Gain on sale of premises and equipment	(29)	—
FHLB stock dividends	—	(179)
Stock-based compensation expense	173	293
Excess tax benefit from exercise of stock options	—	(41)
Effect of changes in:
Accrued interest receivable	233	1,012
Other assets	(6,036)	(5,254)
Accrued interest payable and other liabilities	(799)	480

Net cash provided by operating activities	7,031	7,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of time deposits at other financial institutions	(425)	—
Purchases of available for sale securities	(117,847)	—
Proceeds from maturities/calls of available for sale securities	37,960	16,621
Proceeds from maturities/calls of held to maturity securities	12	9
Purchases of FHLB and FRB stock and other securities	(7)	(562)
Proceeds from redemptions of FHLB and FRB stock and other securities	—	1,190
Net decrease in loans and leases	48,780	29,205
Proceeds from sales of other real estate owned	7,380	6,107
Proceeds from sales of premises and equipment	36	—
Purchases of premises and equipment	(747)	(651)

Net cash (used in) provided by investing activities	(24,858)	51,919

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	44,051	18,392
Net change in other borrowed funds	(3,516)	(78,937)
Cash dividends paid	—	(2,239)
Exercise of stock options, including tax benefit	—	559

Net cash provided by (used in) financing activities	40,535	(62,225)

NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	22,708	(2,608)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	27,153	28,569

CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,861	$25,961

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$10,312	$13,790
Income taxes (refunded) paid	(1,880)	2,390

Noncash investing and financing activities:
Net change in unrealized loss (gain) on available for sale investment securities	955	(702)
Transfer from loans to other real estate owned	6,433	10,942
Tax benefit from stock options exercised	—	41

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2009.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries North Valley Bank (“NVB”) and North Valley Trading Company, which is inactive. Significant intercompany items and transactions have been eliminated in consolidation. North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III and North Valley Capital Statutory Trust IV are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities. On November 9, 2009, the Company elected to defer the payment of interest on the Company’s 10.25% Junior Subordinated Deferrable Interest Debentures Due 2031 (the “2031 Debentures”) issued to North Valley Capital Trust I in 2001; the Company’s Floating Rate Junior Subordinated Debt Securities Due 2033 (the “2033 Debentures”) issued to North Valley Capital Trust II in 2003; the Company’s Floating Rate Junior Subordinated Debt Securities Due 2034 (the “2034 Debentures”) issued to North Valley Capital Trust III in 2004; and the Company’s Junior Subordinated Debt Securities Due 2036 (the “2036 Debentures”) issued to North Valley Capital Statutory Trust IV in 2005. The 2031, 2033, 2034 and 2036 Debentures are administered under the terms and conditions of four separate Indentures and the Company gave notice of deferral to each Indenture Trustee on November 12, 2009.

The Indentures provide generally that the payment of interest is deferrable, at the option of the Company, for up to 20 consecutive quarters (or 10 consecutive semi-annual periods). Nonpayment of interest for more than 20 consecutive quarters (or 10 semi-annual periods) is an event of default pursuant to which the payment of principal and interest may be accelerated by the Indenture Trustee.

The current deferral of interest, which is applicable for the next interest payment date, is the first time that the Company has deferred payment of interest on the Debentures. The obligation to pay interest on the Debentures is cumulative and will continue to accrue, currently at a fixed rate of 10.25% on the 2031 Debentures, variable rate of 3.53% on the 2033 Debentures, variable rate of 3.083% on the 2034 Debentures and a fixed rate (until March 2011) of 6.163% on the 2036 Debentures. Interest is generally set at variable rates based on the three-month LIBOR, reset and payable quarterly, plus 3.25% for the 2033 Debentures, plus 2.80% for the 2034 Debentures and plus 1.33% for the 2036 Debentures.

On November 6, 2009, President Obama signed into law the Worker, Homeownership, and Business Assistance Act of 2009, passed by Congress to extend the carry back provision on net operating losses from a two year period to a five year period. Most all taxpayers may elect to carry back a 2008 or 2009 net operating loss (NOL) for up to five years, with several important details:

•	The NOL for 5 years would be available for a single tax year beginning or ending in 2008 or 2009;

•	The election is only good for one of the two years (unless a they qualify under the old law as a “qualified small business”);

•	The NOL carry back could offset only 50 percent of the income from the fifth year;

•	The election will be irrevocable and will have to be made by the extended filing date of the taxpayer’s last tax year beginning in 2009; and

•	All recipients of federal government assistance through the Troubled Asset Relief Program would not be able to participate.

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

Management reviewed all events occurring from September 30, 2009 through November 16, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure, other than the Board of Directors decision to defer the payment of interest on the Company’s $31,961,000 of Junior Subordinated Debentures discussed above and on page 19 – Subsequent Event.

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

NOTE B – INVESTMENT SECURITIES

At September 30, 2009 and December 31, 2008, the amortized cost of securities and their approximate fair value were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale securities:

September 30, 2009
Obligations of U.S. government agencies	$11,509	$84	$(27)	$11,566
Obligations of state and political subdivisions	15,793	811	(58)	16,546
Mortgage-backed securities	122,366	1,307	(166)	123,507
Corporate debt securities	6,001	—	(2,420)	3,581
Equity securities	3,000	—	—	3,000

	$158,669	$2,202	$(2,671)	$158,200

December 31, 2008
Obligations of U.S. government agencies	$1,500	$93	$—	$1,593
Obligations of state and political subdivisions	16,037	356	(217)	16,176
Mortgage-backed securities	51,894	541	(490)	51,945
Corporate debt securities	6,002	—	(2,371)	3,631
Equity securities	3,000	—	—	3,000

	$78,433	$990	$(3,078)	$76,345

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held to maturity securities:

September 30, 2009
Mortgage-backed securities	$9	$—	$—	$9

December 31, 2008
Mortgage-backed securities	$21	$—	$(1)	$20

For the nine months ended September 30, 2009 and 2008 there were $655,000 and $1,000 in gross realized gains on sales or calls of available for sale securities. For the nine months ended September 30, 2008 there were $3,284,000 in gross realized losses on sales, impairment or calls of securities categorized as available for sale securities. For nine months ended September 30, 2009 there were no gross realized losses on sales, impairment or calls of securities categorized as available for sale securities. There were no sales or transfers of held to maturity securities for the nine months ended September 30, 2009 and 2008. For the nine months ended September 30, 2009 and 2008 there were $37,960,000 and $16,630,000 in gross proceeds from maturities or calls of available for sale securities. For the nine months ended September 30, 2009 and 2008 there were $12,000 and $9,000 in gross proceeds from maturities or calls of held to maturity securities.

At September 30, 2009 and December 31, 2008, securities having fair value amounts of approximately $146,889,000 and $65,118,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

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

At September 30, 2009, the Company held $47,710,000 of available for sale investment securities in an unrealized loss position of which $40,474,000 were in an unrealized loss position for less than twelve months and $7,236,000 were in an unrealized loss position and had been in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be at maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily impaired.

NOTE C – STOCK-BASED COMPENSATION

Stock Option Plans

At September 30, 2009, the Company had three shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan and the 2008 Stock Incentive Plan. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. Pursuant to the 1998 Employee Stock Incentive Plan there were outstanding options to purchase 417,440 shares of Common Stock at September 30, 2009. As provided in the 1998 Employee Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. As of September 30, 2009, there were options outstanding under the 1999 Director Stock Option Plan for the purchase of 90,000 shares of Common Stock. As provided in the 1999 Director Stock Option Plan, the authorization to award stock options terminated on April 1, 2009. As of September 30, 2009, there were options outstanding under the 2008 Stock Incentive Plan for the purchase of 269,925 shares of Common Stock. A total of 279,991 shares of Common Stock were available for the grant of additional options under the 2008 Stock Incentive Plan at September 30, 2009. Options for a total of 1,057,356 shares were authorized under all three plans at September 30, 2009.

The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. The shares of Common Stock authorized to be granted as options under the 2008 Stock Incentive Plan consist of 549,916 shares of the Company’s Common Stock of which 269,925 shares were outstanding and 279,991 shares remained available for grant at September 30, 2009. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Each outside director of the Company shall also be eligible to receive a stock award of 900 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. Each stock award shall be fully vested when granted to the outside director. On July 29, 2009, the Board of Directors elected to forego their 900 share retainer grant for 2009. The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors. Outstanding options under the plans are exercisable until their expiration.

Stock Option Compensation

There were no options granted in the three month period ended September 30, 2009. There were 5,000 options granted in the three month period ended September 30, 2008. The weighted average grant date fair value of options granted for the three month period ended September 30, 2008 was $1.14. For the three month periods ended September 30, 2009 and 2008, the compensation cost recognized for stock option compensation was $56,000 and $59,000, respectively. Director stock grant expense for the three month periods ended September 30, 2009 and 2008 was ($29,000) and $5,000, respectively. The recognized tax benefit for stock option compensation expense was $1,000 for the three month period ended September 30, 2008. There was no recognized tax benefit for stock option compensation expense for the three month period ended September 30, 2009. At September 30, 2009, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $436,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.7 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock-Based Compensation

Under the Company’s stock option plans as of September 30, 2009, 279,991 shares of the Company’s common stock are available for future grants to directors and employees of the Company. Under the Employee Stock Incentive Plans, options may not be granted at a price less than the fair market value at the date of the grant. Under all plans, options may be exercised over a ten year term. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted in the fourth quarter in 2008 and first quarter 2009 the vesting period is five years. A summary of outstanding stock options follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Exercise Price Range	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2009	987,402	$9.74	6 years	$4.79-$24.75

Granted	19,500	3.55		3.15-3.64
Exercised	—	—		—
Expired or Forfeited	(229,537)	7.53		4.79-20.62

Outstanding at September 30, 2009	777,365	$10.24	6 years	$3.15-$24.75	$—

Fully vested and exercisable at September 30, 2009	399,586	$12.68	4 years	$6.51-$24.75	$—

Options expected to vest	377,779	$7.65	9 years	$3.15-$24.75	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of September 30, 2009. The intrinsic value of options exercised during the three months ended September 30, 2008 totaled $3,000. There were no options exercised during the three months ended September 30, 2009.

NOTE D – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). The Company’s only sources of other comprehensive income (loss) are unrealized gains (losses) on available for sale investment securities and adjustments to the minimum pension liability. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive loss as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company’s total comprehensive income (loss) was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net income (loss)	$684	$(1,419)	$(6,512)	$(2,648)
Other comprehensive gain (loss), net of tax:
Holding gain (loss) arising during period	1,085	9	955	(702)

Total comprehensive income (loss)	$1,769	$(1,410)	$(5,557)	$(3,350)

NOTE E – IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OREO

At September 30, 2009 and December 31, 2008, the recorded investment in nonperforming loans and leases was approximately $54,462,000 and $18,936,000, respectively. Specific reserves of $5,144,000 and $1,755,000 were established for these nonperforming loans and leases at September 30, 2009 and December 31, 2008, respectively. Interest was not accrued on the nonperforming assets and foregone interest approximated $1,526,000 and $1,563,000 for the nine months ended September 30, 2009 and 2008, respectively.

At September 30, 2009 and December 31, 2008, the recorded investment in other real estate owned (“OREO”) was approximately $7,925,000 and $10,408,000, respectively. For the nine months ended September 30, 2009, the Company transferred property from nine loans in the amount of $6,433,000 to OREO, had $7,380,000 in proceeds on sales of OREO and recorded a $1,536,000 loss on the sale/writedown of OREO. For the nine months ended September 30, 2008, the Company transferred property from three loans in the amount of $10,942,000 to OREO, and had $5,993,000 in proceeds on sales of OREO. The September 30, 2009 balance of OREO of $7,925,000 consists of twelve properties with the largest property representing $1,450,000 of the balance at September 30, 2009.

Nonperforming loans and leases include all such loans and leases that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Included in nonperforming loans are $14,653,000 of troubled debt restructurings that were classified as nonperforming. Nonperforming loans and leases and OREO at September 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008

Nonaccrual loans and leases	$54,462	$18,936
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	7,925	10,408

Total nonperforming assets	$62,387	$29,344

Nonaccrual loans and leases to total gross loans and leases	8.66%	2.73%
Nonperforming loans and leases to total gross loans and leases	8.66%	2.73%
Total nonperforming assets to total assets	6.83%	3.34%

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

There was no difference in the numerator, net income (loss), used in the calculation of basic earnings per share and diluted earnings per share and there was no difference in the denominator, weighted average common shares outstanding, used in the calculation of basic earnings per share and diluted earnings per share for the three and nine month periods ended September 30, 2009 and 2008 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Calculation of basic earnings (loss) per share:
Numerator - net income (loss)	$684	$(1,419)	$(6,512)	$(2,648)
Denominator -
Weighted average common shares outstanding	7,496	7,491	7,496	7,449

Basic earnings (loss) per share	$0.09	$(0.19)	$(0.87)	$(0.36)

Calculation of diluted earnings (loss) per share:
Numerator - net income (loss)	$684	$(1,419)	$(6,512)	$(2,648)
Denominator -
Weighted average common shares outstanding	7,496	7,491	7,496	7,449
Dilutive effect of outstanding options	—	—	—	—

Weighted average common shares outstanding and common stock equivalents	7,496	7,491	7,496	7,449

Diluted earnings (loss) per share	$0.09	$(0.19)	$(0.87)	$(0.36)

NOTE G - PENSION PLAN BENEFITS

The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Total contributions paid were $57,000 and $62,000 for the three month periods ended September 30, 2009 and 2008, respectively. Total contributions paid were $171,000 and $176,000 for each of the nine month periods ended September 30, 2009 and 2008, respectively. Effective October 1, 2009, the Company entered into an agreement to “freeze” the vested benefits under the North Valley Bancorp Salary Continuation Plan (amended and restated effective January 1, 2007) with respect to each active officer currently participating in the Plan. Components of net periodic benefit cost for the Company’s supplemental nonqualified defined benefit plans for the three and nine months ended September 30, 2009 and 2008 are presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008

Components of net periodic benefits cost:
Service cost	$135	$137	$405	$411
Interest cost	83	75	251	225
Prior service amortization	8	8	23	23
Recognized net actuarial loss	5	12	15	36

Total components of net periodic cost	$231	$232	$694	$695

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position or results of its operations or its cash flows.

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $5,547,000 and $7,003,000 at September 30, 2009 and December 31, 2008. At September 30, 2009, commercial and consumer lines of credit and real estate loans of approximately $59,088,000 and $55,140,000 were undisbursed. At December 31, 2008, commercial and consumer lines of credit and real estate loans of approximately $97,110,000 and $61,820,000 were undisbursed.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to real estate projects and inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Most of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2009 and December 31, 2008. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at September 30, 2009, no losses are anticipated as a result of these commitments.

A large portion of the loan portfolio of the Company is collateralized by real estate. At September 30, 2009 and December 31, 2008, real estate served as the principal source of collateral with respect to approximately 78% of the Company’s loan portfolio. At September 30, 2009, real estate construction loans totaled $109,345,000, or 17% of the total loan portfolio, and commercial loans secured by real estate totaled $323,340,000, or 51% of the total loan portfolio. See the discussion under “Loan and Lease Portfolio” starting on page 26. A further decline in the state and national economy, in general, combined with further deterioration in real estate values in the Company’s primary operating market areas, would have an adverse effect on the value of real estate as well as other collateral securing loans, plus the ability of certain borrowers to repay their outstanding loans and the overall demand for new loans, and this could have a material impact on the Company’s financial position or results of operations or its cash flows.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months ended September 30, 2009.

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon management’s analysis of available evidence, it has determined that it is “more likely than not” that all of the Company’s deferred income tax assets as of September 30, 2009 and December 31, 2008 will be fully realized and therefore no valuation allowance was recorded.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis.

	At September 30, 2009

(in thousands)	Fair Value	Level 1	Level 2	Level 3

Available for sale securities	$158,200	$—	$158,200	$—

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

	At September 30, 2009

(in thousands)	Fair Value	Level 1	Level 2	Level 3

Impaired Loans	$54,462	$—	$54,462	$—
Other Real Estate Owned	7,925	—	7,925	—

Total assets measured at fair value on a nonrecurring basis	$62,387	$—	$62,387	$—

Impaired loans – represents carrying value of loans for which adjustments are predominantly based on the appraised value of the collateral and loans considered impaired under Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 310 where a specific reserve has been established.

Other real estate owned – represents the fair value of foreclosed real estate owned that was measured at fair value subsequent to their initial classification as foreclosed assets.

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

The following assumptions were used as of September 30, 2009 and December 31, 2008 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

a)	Cash and Due From Banks – The carrying amount represents a reasonable estimate of fair value.

b)	Federal Funds Sold – The carrying amount represents a reasonable estimate of fair value.

c)	Time deposits at other financial institutions – The carrying amount represents a reasonable estimate of fair value.

d)	FHLB, FRB Stock and Other Securities – The carrying amount represents a reasonable estimate of fair value.

e)

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

f)

Loans and Leases – Commercial loans, residential mortgages, construction loans and direct financing leases are segmented by fixed and adjustable rate interest terms, by maturity, and by performing and nonperforming categories.

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

g)	Bank-owned Life Insurance – The carrying amount and estimated fair values are based on current cash surrender values at each reporting date provided by the insurers.

h)	Mortgage servicing assets – The fair value of mortgage servicing assets is estimated using projected cash flows adjusted for the effects of anticipated prepayments, using a market discount rate.

i)

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

j)

Other Borrowed Funds – The fair value of other borrowed funds is estimated by discounting the contractual cash flows using the current interest rate at which similar borrowings for the same remaining maturities could be made.

k)

Subordinated Debentures – The fair value of the subordinated debentures is estimated by discounting the contractual cash flows using the current interest rate at which similar securities with the same remaining expected life could be made.

l)

Commitments to Fund Loans/Standby Letters of Credit – The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The differences between the carrying value of commitments to fund loans or stand by letters of credit and their fair value are not significant and therefore not included in the following table.

m)	Accrued Interest Receivable/Payable – The carrying amount of accrued interest receivable and accrued interest payable represents a reasonable estimate of fair value.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2009		December 31, 2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

FINANCIAL ASSETS
Cash and due from banks	$19,506	$19,506	$27,153	$27,153
Federal funds sold	30,355	30,355	—	—
Time deposits at other financial institutions	425	425	—	—
FHLB, FRB and other securities	5,832	5,832	5,825	5,825
Securities:
Available for sale	158,200	158,200	76,345	76,345
Held to maturity	9	9	21	20
Loans and leases	609,653	621,391	682,095	687,891
Bank owned life insurance	32,472	32,472	31,612	31,612
Mortgage servicing assets	698	698	542	458
Accrued interest receivable	2,509	2,509	2,742	2,742

FINANCIAL LIABILITIES
Deposits	$798,995	$803,230	$754,944	$758,387
Other borrowed funds	—	—	3,516	3,516
Subordinated debentures	31,961	23,059	31,961	31,605
Accrued interest payable	800	800	1,243	1,243

NOTE K - NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, FASB codified FASB ASC 105, Generally Accepted Accounting Principles, to establish the FASB ASC (the “Codification”). The Codification is not expected to change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. Following this guidance, the Financial Accounting Standards Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) to update the Codification. After the launch of the Codification on July 1, 2009 only one level of authoritative U.S. GAAP for non governmental entities will exist, other than guidance issued by the Securities and Exchange Commission. This statement is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the FASB ASC 105 did not have any impact on the Company’s consolidated financial statements, and only affects how the Company references authoritative accounting guidance going forward.

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company adopted SFAS 168 for the quarterly period ended September 30, 2009, as required, and it did not have a material impact on the Company’s financial statements taken as a whole.

On May 28, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements taken as a whole. Management reviewed all events occurring from September 30, 2009 through November 16, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure other than the Board of Directors decision to defer the payment of interest on the Company’s $31,961,000 of Junior Subordinated Debentures discussed on page 7 and on page 19 – Subsequent Event.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this Form 10-Q (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in the Northern California region; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; California state budget problems; the U.S. “war on terrorism” and military action by the U.S. in the Middle East, and changes in the securities markets.

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

Share Based Compensation

At September 30, 2009, the Company had three shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan and the 2008 Stock Incentive Plan. The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the Annual Meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. See Note C – STOCK-BASED COMPENSATION to the Unaudited Condensed Consolidated Financial Statements in Item 1 – Financial Statements.

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. Goodwill of $15,187,000 was recorded in the Company’s acquisition of Yolo Community Bank. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill will be assessed for impairment at a reporting unit level at least annually. Management conducted its assessment of impairment during the fourth quarter of 2008 and based on its evaluation determined that there was no impairment. The Company performed a goodwill impairment analysis as of June 30, 2009, due to the Company’s net loss, a further decline in the Company’s market capitalization below the book value of equity, and continued weakness in the banking industry. The Company engaged an independent valuation consultant to assist in determining whether and to what extent goodwill was impaired. The valuation was determined using discounted cash flows of forecasted earnings, estimated sales price multiples based on recent observable market transactions and market capitalization based on current stock price. Based on the evaluation, it was concluded that there was no impairment.

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

Fair Value

Effective January 1, 2008, we adopted ASC 820, Fair Value Measurements, which among other things, requires enhanced disclosures about financial instruments carried at fair value. ASC 820 establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

See Note J – FAIR VALUE MEASUREMENTS to the Unaudited Condensed Consolidated Financial Statements in Item 1 – Financial Statements for additional information about the financial instruments carried at fair value.

Overview

North Valley Bancorp (the “Company”) is a bank holding company headquartered in Redding, California. The Company’s wholly owned subsidiary, North Valley Bank (“NVB”), a California state-chartered banking corporation, operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with twenty-six commercial banking offices, including two supermarket branches and seven Business Banking Centers. The Company’s principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company’s primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than 10 percent of its revenues.

Operating Results

(in thousands except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net interest income	$7,670	$8,812	$23,687	$27,009
Provision for loan and lease losses	1,500	1,500	17,500	9,100
Noninterest income	4,142	284	10,744	7,252
Noninterest expense	8,999	9,694	30,116	29,075
Provision (benefit) for income taxes	629	(679)	(6,673)	(1,266)

Net income (loss)	$684	$(1,419)	$(6,512)	$(2,648)

Earnings (loss) Per Share
Basic	$0.09	$(0.19)	$(0.87)	$(0.36)
Diluted	$0.09	$(0.19)	$(0.87)	$(0.36)

Annualized Return (Loss) on Average Assets	0.29%	(0.62%)	(0.96%)	(0.38%)
Annualized Return (Loss) on Average Equity	3.82%	(7.13%)	(11.66%)	(4.33%)

The Company had net income of $684,000, or $0.09 per diluted share, for the three months ended September 30, 2009 compared to a net loss of $1,419,000, or $0.19 per diluted share, for the three months ended September 30, 2008. The increase in net income for the three months ended September 30, 2009 compared to the same period in 2008 was principally driven by an impairment charge of $3,284,000 on FNMA Preferred Stock recognized during the third quarter of 2008. Net interest income decreased $1,142,000 for the three months ended September 30, 2009 compared to the same period in 2008, and noninterest expense decreased $695,000 for the three months ended September 30, 2009 compared to the same period in 2008. The Company had a net loss of $6,512,000, or $0.87 per diluted share, for the nine months ended September 30, 2009 compared to a net loss of $2,648,000, or $0.36 per diluted share, for the nine months ended September 30, 2008. The increase in net loss for the nine months ended September 30, 2009 compared to the same period in 2008 was principally driven by a $17,500,000 provision for loan and lease losses for the nine months ended September 30, 2009 compared to a $9,100,000 provision for loan and lease losses for the nine months ended September 30, 2008, and secondarily due to a decrease in net interest income of $3,322,000 for the nine months ended September 30, 2009 compared to the same periods in 2008. Noninterest income increased $3,492,000 for the nine months ended September 30, 2009 compared to the same period in 2008. Noninterest expense increased $1,041,000 for the nine months ended September 30, 2009 compared to the same period in 2008.

The Board of Governors of the Federal Reserve System (“FRB”) recently completed the field work portion of its regularly scheduled examination of the Bank. As a result of the Company’s losses in 2009, primarily due to higher provisions for loan losses because of credit quality deterioration, the Bank expects to enter into a written agreement with the FRB. (See “Provision for Loan and Lease Losses” on page 23 and “Impaired, Nonaccrual, Past Due and Restructured Loans and Leases and Other Nonperforming Assets” on page 26.) At this date, the FRB has not delivered a draft agreement to the Bank. However, the Company anticipates that the Bank will be required to develop a written plan to improve the quality of assets, maintain adequate capital and enhance capital planning, and ensure sustained earnings. The Company presently expects the FRB agreement to be finalized and signed during the fourth quarter of 2009.

Subsequent Event

On November 9, 2009, the Company elected to defer the payment of interest on the Company’s 10.25% Junior Subordinated Deferrable Interest Debentures Due 2031 (the “2031 Debentures”) issued to North Valley Capital Trust I in 2001; the Company’s Floating Rate Junior Subordinated Debt Securities Due 2033 (the “2033 Debentures”) issued to North Valley Capital Trust II in 2003; the Company’s Floating Rate Junior Subordinated Debt Securities Due 2034 (the “2034 Debentures”) issued to North Valley Capital Trust III in 2004; and the Company’s Junior Subordinated Debt Securities Due 2036 (the “2036 Debentures”) issued to North Valley Capital Statutory Trust IV in 2005. The 2031, 2033, 2034 and 2036 Debentures are administered under the terms and conditions of four separate Indentures and the Company gave notice of deferral to each Indenture Trustee on November 12, 2009.

The Indentures provide generally that the payment of interest is deferrable, at the option of the Company, for up to 20 consecutive quarters (or 10 consecutive semi-annual periods). Nonpayment of interest for more than 20 consecutive quarters (or 10 semi-annual periods) is an event of default pursuant to which the payment of principal and interest may be accelerated by the Indenture Trustee.

The current deferral of interest, which is applicable for the next interest payment date, is the first time that the Company has deferred payment of interest on the Debentures. The obligation to pay interest on the Debentures is cumulative and will continue to accrue, currently at a fixed rate of 10.25% on the 2031 Debentures, variable rate of 3.53% on the 2033 Debentures, variable rate of 3.083% on the 2034 Debentures and a fixed rate (until March 2011) of 6.163% on the 2036 Debentures. Interest is generally set at variable rates based on the three-month LIBOR, reset and payable quarterly, plus 3.25% for the 2033 Debentures, plus 2.80% for the 2034 Debentures and plus 1.33% for the 2036 Debentures.

On November 6, 2009, President Obama signed into law the Worker, Homeownership, and Business Assistance Act of 2009, passed by Congress to extend the carry back provision on net operating losses from a two year period to a five year period. Most all taxpayers may elect to carry back a 2008 or 2009 net operating loss (NOL) for up to five years, with several important details:

•	The NOL for 5 years would be available for a single tax year beginning or ending in 2008 or 2009;

•	The election is only good for one of the two years (unless a they qualify under the old law as a “qualified small business”);

•	The NOL carry back could offset only 50 percent of the income from the fifth year;

•	The election will be irrevocable and will have to be made by the extended filing date of the taxpayer’s last tax year beginning in 2009; and

•	All recipients of federal government assistance through the Troubled Asset Relief Program would not be able to participate.

The new law is in effect for the fourth quarter of 2009. However, had the law been enacted during the third quarter of 2009, the Company’s and Bank’s capital ratios would have been increased. The Company and Bank had a deferred tax asset disallowance of $5,918,000 and $2,302,000, respectively, when calculating their regulatory capital ratios. The new law would have eliminated the disallowance amount in the calculation. Below is a table with the Company’s and Bank’s regulatory capital ratios at September 30, 2009 and a pro forma calculation of the ratios which excludes the deferred tax asset disallowance.

	Actual		Pro Forma

	Amount	Ratio	Amount	Ratio

Company
As of September 30, 2009
Total capital (to risk weighted assets)	$91,073	12.36%	$97,065	13.07%
Tier 1 capital (to risk weighted assets)	$74,953	10.18%	$80,871	10.89%
Tier 1 capital (to average assets)	$74,953	8.29%	$80,871	8.89%

North Valley Bank
As of September 30, 2009
Total capital (to risk weighted assets)	$92,357	12.53%	$94,688	12.81%
Tier 1 capital (to risk weighted assets)	$83,018	11.26%	$85,320	11.54%
Tier 1 capital (to average assets)	$83,018	9.18%	$85,320	9.41%

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

The following table is a summary of the Company’s net interest income, presented on a fully taxable equivalent (FTE) basis for tax-exempt investments included in earning assets, for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)

	Three months ended September 30, 2009			Three months ended September 30, 2008

	Average Balance	Yield/ Rate	Interest Amount	Average Balance	Yield/ Rate	Interest Amount

Assets
Earning assets:
Federal funds sold	$39,763	0.26%	$26	$604	1.97%	$3
Investment securities:
Taxable	140,114	3.47%	1,225	73,827	4.13%	769
Non-taxable (1)	15,812	6.67%	266	20,019	6.74%	340
FNMA preferred stock (1)	—	—	—	3,248	9.53%	78

Total investments	155,926	3.79%	1,491	97,094	4.85%	1,187
Loans and leases (2)(3)	641,603	5.85%	9,465	714,546	6.49%	11,686

Total earning assets	837,292	5.20%	10,982	812,244	6.29%	12,876

Non earning assets	110,454			102,698
Allowance for loan and lease losses	(21,943)			(13,547)

Total non-earning assets	88,511			89,151

Total assets	$925,803			$901,395

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction accounts	$153,123	0.29%	$111	$154,408	0.58%	$227
Savings and money market	182,295	0.87%	400	177,654	1.51%	678
Time certificates	327,817	2.66%	2,201	261,105	3.47%	2,282
Other borrowed funds	31,961	6.38%	514	61,363	4.82%	745

Total interest bearing liabilities	695,196	1.84%	3,226	654,530	2.38%	3,932

Demand deposits	145,316			156,427
Other liabilities	14,189			11,488

Total liabilities	854,701			822,445

Shareholders’ equity	71,102			78,950

Total liabilities and shareholders’ equity	$925,803			$901,395

Net interest income			$7,756			$8,944

Net interest spread		3.36%			3.91%

Net interest margin		3.68%			4.37%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.

(2)	Loans on nonaccrual status have been included in the computations of averages balances.

(3)	Includes loan fees of $173 and $95 for the three months ended September 30, 2009 and 2008, respectively.

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)

	Nine months ended September 30, 2009			Nine months ended September 30, 2008

	Average Balance	Yield/ Rate	Interest Amount	Average Balance	Yield/ Rate	Interest Amount

Assets
Earning assets:
Federal funds sold	$29,010	0.23%	$49	$475	2.52%	$9
Investment securities:
Taxable	108,625	3.61%	2,936	79,858	4.12%	2,469
Non-taxable (1)	15,853	6.75%	800	20,248	6.72%	1,021
FNMA preferred stock (1)	—	—	—	3,272	9.57%	235

Total investments	124,478	4.01%	3,736	103,378	4.80%	3,725
Loans and leases (2)(3)	660,025	6.08%	30,030	734,913	6.69%	36,908

Total earning assets	813,513	5.56%	33,815	838,766	6.45%	40,642

Non earning assets	106,607			99,708
Allowance for loan and lease losses	(16,543)			(12,472)

Total non-earning assets	90,064			87,236

Total assets	$903,577			$926,002

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction accounts	$152,646	0.32%	$369	$155,624	0.63%	$732
Savings and money market	174,086	0.98%	1,275	181,149	1.64%	2,231
Time certificates	311,485	2.85%	6,643	252,463	3.93%	7,443
Other borrowed funds	32,412	6.53%	1,582	86,150	4.39%	2,842

Total interest bearing liabilities	670,629	1.97%	9,869	675,386	2.61%	13,248

Demand deposits	146,537			159,564
Other liabilities	11,756			9,579

Total liabilities	828,922			844,529

Shareholders’ equity	74,655			81,473

Total liabilities and shareholders’ equity	$903,577			$926,002

Net interest income			$23,946			$27,394

Net interest spread		3.59%			3.84%

Net interest margin		3.94%			4.35%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.

(2)	Loans on nonaccrual status have been included in the computations of averages balances.

(3)	Includes loan fees of $649 and $387 for the nine months ended September 30, 2009 and 2008, respectively.

Net interest income has been adjusted to a fully taxable equivalent basis (FTE) for tax-exempt investments included in earning assets. Net interest income, which represents the Company’s largest component of revenues and is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, decreased $1,188,000, or 13.3%, for the three months ended September 30, 2009 compared to the same period in 2008. Interest income decreased by $1,894,000, or 14.7%, primarily due to both lower yield on earning assets and secondarily due to foregone interest income of $557,000 due to loans placed on nonaccrual status. Interest expense decreased $706,000, or 18.0%, primarily due to a decrease in the rates paid on deposits and secondarily due to a decrease in the average balance of borrowings for the three months ended September 30, 2009 compared to the same period in 2008. Average loans decreased $72,943,000 for the quarter ended September 30, 2009 compared to the same period in 2008, and the yield on the loan portfolio decreased 64 basis points to 5.85% for the quarter ended September 30, 2009 compared to the same quarter in 2008. Average earning assets increased $25,048,000, for the quarter ended September 30, 2009 compared to the same quarter in 2008. Average yields on earning assets decreased 109 basis points from 6.29% for the quarter ended September 30, 2008 to 5.20% for the quarter ended September 30, 2009, and the average rate paid on interest bearing liabilities decreased 54 basis points to 1.84% over the same periods. The decrease in both yields earned and rates paid is reflective of the declining interest rate environment as the Federal Reserve Board has reduced interest rates 500 basis points since September 2007. The Company’s net interest margin for the quarter ended September 30, 2009 was 3.68%, a decrease of 69 basis points from the net interest margin of 4.37% for the quarter ended September 30, 2008 and a decrease of 26 basis points from the 3.94% net interest margin for the quarter ended June 30, 2009.

Net interest income decreased $3,448,000, or 12.6%, for the nine months ended September 30, 2009 compared to the same period in 2008. Interest income decreased by $6,827,000, or 16.8%, primarily due to a decrease in yield on loans and a decrease in the average balance of loans of $74,888,000. Also impacting the average yield on loans was foregone interest income of $1,526,000 due to loans placed on nonaccrual status. Interest expense decreased $3,379,000, or 25.5%, due primarily to a decrease in rates paid on deposits and secondarily due to a decrease in the average balance of borrowings for the nine months ended September 30, 2009 compared to the same period in 2008. The net interest margin for the nine months ended September 30, 2009 decreased 41 basis points to 3.94% from 4.35% for the nine months ended September 30, 2008.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate
(Dollars in thousands)

	Three months ended September 30, 2009 compared with Three months ended September 30, 2008			Nine months ended September 30, 2009 compared with Nine months ended September 30, 2008

	Average Volume	Average Rate	Total Increase (Decrease)	Average Volume	Average Rate	Total Increase (Decrease)

Interest Income

Interest on Federal funds sold	$193	$(170)	$23	$360	$(320)	$40
Interest on investments:
Taxable securities	684	(228)	456	593	(126)	467
Nontaxable securities	(71)	(3)	(74)	(148)	(73)	(221)
FNMA preferred stock	(77)	(1)	(78)	(157)	(78)	(235)

Total investments	536	(232)	304	288	(277)	11

Interest on loans and leases	(1,184)	(1,037)	(2,221)	(2,505)	(4,373)	(6,878)

Total interest income	(455)	(1,439)	(1,894)	(1,857)	(4,970)	(6,827)

Interest Expense

Transaction accounts	$(2)	$(114)	$(116)	$(9)	$(354)	$(363)
Savings and money market	18	(296)	(278)	(58)	(898)	(956)
Time deposits	579	(660)	(81)	1,160	(1,960)	(800)
Other borrowed funds	(354)	123	(231)	(1,180)	(80)	(1,260)

Total interest expense	241	(947)	(706)	(87)	(3,292)	(3,379)

Total change in net interest income	$(696)	$(492)	$(1,188)	$(1,770)	$(1,678)	$(3,448)

Provision for Loan and Lease Losses

The Company recorded a provision for loan and lease losses of $1,500,000 for the three months ended September 30, 2009 and a total provision of $17,500,000 for the nine months ended September 30, 2009, compared to a provision for loan and lease losses of $1,500,000 for the three months ended September 30, 2008 and a total provision of $9,100,000 for the nine months ended September 30, 2008. The process for determining allowance adequacy and the resultant provision for loan losses includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic environment and activity. The decision to record the $1,500,000 and $17,500,000 provision for the three and nine months ended September 30, 2009 reflects management’s assessment of the overall adequacy of the allowance for loan and lease losses including the consideration of the increase in nonperforming loans and the overall effect of the slowing economy, particularly in real estate. Management believes that the current level of allowance for loan and lease losses as of September 30, 2009 of $19,423,000, or 3.09% of total loans and leases, is adequate at this time. The allowance for loan and lease losses was $11,327,000, or 1.63% of total loans and leases, at December 31, 2008. For further information regarding our allowance for loan and lease losses, see “Allowance for Loan and Lease Losses” on page 28.

Noninterest Income

The following table is a summary of the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Service charges on deposit accounts	$1,724	$1,850	$4,892	$5,460
Other fees and charges	1,170	1,003	3,213	2,947
Earnings on cash surrender value of life insurance policies	356	329	1,037	971
Gain on sale of loans	46	4	271	99
Gain (loss) on sales, calls and impairment of securities	655	(3,284)	655	(3,284)
Other	191	382	676	1,059

Total noninterest income	$4,142	$284	$10,744	$7,252

Noninterest income increased $3,858,000 to $4,142,000 for the three months ended September 30, 2009 from $284,000 for the three months ended September 30, 2008. Service charges on deposits decreased $126,000 to $1,724,000 for the three months ended September 30, 2009 compared to $1,850,000 for the same period in 2008 while other fees and charges increased by $167,000 to $1,170,000 for the three months ended September 30, 2009 compared to $1,003,000 for the same period in 2008. The Company recorded $46,000 in gains on sales of mortgages for the three months ended September 30, 2009 compared to $4,000 in gains on sales of mortgages for the same period in 2008. The Company recorded $655,000 in gains on sales of available for sale securities for the three months ended September 30, 2009 compared to a loss of $3,284,000 on available for sale securities for the same period in 2008 as a result of an impairment loss on its FNMA Preferred Stock. Other noninterest income decreased $191,000 to $191,000 for the three months ended September 30, 2009 from $382,000 for the same period in 2008.

Noninterest income increased $3,492,000 to $10,744,000 for the nine months ended September 30, 2009 from $7,252,000 for the same period in 2008. Service charges on deposit accounts decreased $568,000 to $4,892,000 for the nine months ended September 30, 2009 compared to $5,460,000 for the same period in 2008, while other fees and charges increased by $266,000 to $3,213,000 for the nine months ended September 30, 2009 compared to $2,947,000 for the same period in 2008. The Company recorded $271,000 in gains on sales of mortgages for the nine months ended September 30, 2009 compared to $99,000 in gains on sales of mortgages for the same period in 2008. The Company recorded $655,000 in gains on sales of available for sale securities for the nine months ended September 30, 2009 compared to a loss of $3,284,000 on available for sale securities for the same period in 2008 as a result of an impairment loss on its FNMA Preferred Stock.

Noninterest Expense

The following table is a summary of the Company’s noninterest expense for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Salaries and employee benefits	$4,425	$5,213	$14,394	$15,854
Occupancy expense	768	773	2,330	2,247
Data processing expenses	534	544	1,663	1,651
FDIC and state assessments	503	176	1,819	337
Equipment expense	457	485	1,385	1,438
Professional services	300	426	970	1,025
Other real estate owned expense	265	24	1,835	24
ATM expense	265	275	836	764
Operations expense	154	182	428	602
Postage	144	158	444	461
Marketing	140	199	403	647
Printing and supplies	113	157	369	503
Loan Expense	96	110	740	353
Directors expense	81	148	348	501
Amortization of intangibles	36	37	109	362
Other	718	787	2,043	2,306

Total noninterest expense	$8,999	$9,694	$30,116	$29,075

Noninterest expense totaled $8,999,000 for the three months ended September 30, 2009, compared to $9,694,000 for the same period in 2008. This represents a decrease of $695,000, or 7.2%, for the three months ended September 30, 2009 from the comparable period in 2008. Salaries and benefits decreased by $788,000 to $4,425,000 for the three months ended September 30, 2009 compared to $5,213,000 for the same period in 2008. Offsetting this decrease was the Company’s FDIC and state assessments which increased $327,000 to $503,000 for the three months ended September 30, 2009 compared to $176,000 for the same period in 2008. This increase is expected to continue as the FDIC is expected to increase or accelerate the timing of assessments and the Company has elevated levels of nonperforming loans which impact the factors used in the calculation. The increase in noninterest expense was also driven by the recording of loss on sale, writedowns and expenses of OREO of $265,000 for the three months ended September 30, 2009 compared to $24,000 for the same period in 2008. Most other expense categories for the three months ended September 30, 2009 experienced relatively small changes from the same respective period in 2008. The Company’s ratio of noninterest expense to average assets was 3.89% for the three months ended September 30, 2009 compared to 4.27% for the same period in 2008. The Company’s efficiency ratio was 76.19% and 106.57% for the three months ended September 30, 2009 and 2008, respectively. The primary reason for the decrease in the efficiency ratio for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was due to the $3,284,000 impairment loss on the Company’s FNMA Preferred Stock.

Noninterest expense totaled $30,116,000 for the nine months ended September 30, 2009, compared to $29,075,000 for the same period in 2008. This represents an increase of $1,041,000, or 3.6%, for the nine months ended September 30, 2009 from the comparable period in 2008 due primarily to the increase of the recording of loss on sale, writedowns and expenses of OREO which was $1,835,000 for the nine months ended September 30, 2009 compared to $24,000 for the same period in 2008 as the company continued its focus reducing the levels of nonperforming assets. The increase is also attributed to FDIC insurance premiums and special assessment totaling $1,726,000. Salaries and benefits decreased by $1,460,000 to $14,394,000 for the nine months ended September 30, 2009 compared to $15,854,000 for the same period in 2008 primarily due to staff reductions as a result of the Company’s cost cutting initiatives. Most other expense categories for the nine months ended September 30, 2009 experienced relatively small changes from the same respective period in 2008. The Company’s ratio of noninterest expense to average assets was 4.44% for the nine months ended September 30, 2009 compared to 4.19% for the same period in 2008. The Company’s efficiency ratio was 87.47% and 84.87% for the nine months ended September 30, 2009 and 2008, respectively.

Income Taxes

The Company recorded a provision for income taxes for the quarter ended September 30, 2009 of $629,000, resulting in an effective tax rate of 47.9%, compared to a benefit for income taxes of $679,000, or an effective tax benefit rate of 32.4%, for the quarter ended September 30, 2008. The benefit for income taxes for the nine month period ended September 30, 2009 was $6,673,000, resulting in an effective tax benefit rate of 50.6%, compared to $1,266,000, or an effective tax benefit rate of 32.4%, for the same period in 2008. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated ‘Enterprise Zones’.

As of September 30, 2009 and December 31, 2008, the Company had recorded net deferred income tax assets (which are included in other assets in the accompanying condensed consolidated balance sheets) of approximately $10,677,000. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon management’s analysis of available evidence, it has determined that it is “more likely than not” that all of the Company’s deferred income tax assets as of September 30, 2009 and December 31, 2008 will be fully realized and therefore no valuation allowance was recorded.

Financial Condition as of September 30, 2009 As Compared to December 31, 2008

Total assets at September 30, 2009 increased $34,352,000, or 3.9%, to $913,903,000, compared to $879,551,000 at December 31, 2008. Loans and leases decreased $64,346,000, or 9.3%, to $629,076,000 at September 30, 2009 from $693,422,000 at December 31, 2008. Deposits increased $44,051,000, or 5.9%, from December 31, 2008 to $798,995,000 at September 30, 2009. Investment securities increased $81,843,000, or 107.2%, to $158,209,000 at September 30, 2009 from $76,366,000 at December 31, 2008, and Federal funds sold increased to $30,355,000 at September 30, 2009 from zero at December 31, 2008. The increase in investment securities and Federal funds sold was due to an increase in deposits and a decrease in loans and leases for the first nine months of 2009. Other borrowed funds decreased $3,516,000 as the Company did not have any other borrowed funds at September 30, 2009 compared to $3,516,000 at December 31, 2008.

Loan and Lease Portfolio

Loans and leases, the Company’s major component of earning assets, decreased $64,346,000 during the first nine months of 2009 to $629,076,000 at September 30, 2009 from $693,422,000 at December 31, 2008. Real estate construction loans decreased by $27,410,000, and commercial loans decreased by $27,441,000, while the remaining loan categories remained relatively unchanged from their December 31, 2008 balances.

The Company’s average loan to deposit ratio was 79.4% for the quarter ended September 30, 2009 compared to 95.3% for the same period in 2008. The decrease in the Company’s average loan to deposit ratio is driven by both the decrease in total average loans of $72,943,000 and the increase in total average deposits of $58,957,000.

(in thousands)	September 30, 2009	December 31, 2008

Commercial	$64,588	$92,029
Real estate - commercial	323,340	327,098
Real estate - construction	109,345	136,755
Real estate - mortgage	60,337	62,155
Installment	24,094	29,945
Direct financing leases	871	1,035
Other	47,330	45,424

	629,905	694,441

Deferred loan fees, net	(829)	(1,019)
Allowance for loan and lease losses	(19,423)	(11,327)

	$609,653	$682,095

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

As indicated above, under “Operating Results” on page 19, the Bank expects to enter into a written agreement with the FRB as the result of losses in 2009, primarily due to higher provisions for loan losses because of credit quality deterioration. The Company anticipates that such agreement will require the Bank to develop a written plan to improve the quality of assets, among other matters.

Nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) totaled $54,462,000 at September 30, 2009, an increase of $35,526,000 from the December 31, 2008 balance of $18,936,000. Nonperforming loans as a percentage of total loans were 8.66% at September 30, 2009, compared to 2.73% at December 31, 2008. Of the $54,462,000 balance of nonperforming loans at September 30, 2009, a specific reserve of $5,144,000 has been established. Related to the December 31, 2008 balance, specific reserves of $1,755,000 were established. If interest had been accruing on the nonperforming loans, such income would have approximated $1,526,000 and $1,563,000 for the nine months ended September 30, 2009 and 2008, respectively. Nonperforming loans totaled $44,304,000, or 6.81% of total loans, at June 30, 2009, and $19,926,000, or 3.02% of total loans, at March 31, 2009.

The overall level of nonperforming loans increased $10,158,000 to $54,462,000 at September 30, 2009 from $44,304,000 at June 30, 2009. During the third quarter of 2009, the Company added twenty loans totaling $17,776,000 to nonperforming loans. These additions were offset by a reduction of $7,618,000 in nonperforming loans during the third quarter of 2009, primarily due to transfers to OREO of four properties totaling $2,878,000, charge-offs recorded and collections received on certain loans. This addition to nonaccrual loans included one customer relationship with eight loans totaling $9,182,000 located in Sonoma County. All eight loans are secured by real estate and each has a current appraisal and no specific reserve has been established for any of the loans. The second largest customer relationship in this group consists of two loans totaling $2,941,000 and are also located in Sonoma County. These two loans are commercial land loans and have current appraisals and no specific reserve has been established on either of the loans. The third largest customer relationship in this group is a commercial real estate loan in the amount of $1,198,000 for a multi-tenant office building located in Shasta County. This property has a current appraisal and a specific reserve of $703,000 has been established for this loan. The fourth largest customer relationship in this group is a residential acquisition and development loan for $1,160,000 located in Siskiyou County. This property has a current appraisal and a specific reserve of $197,000 has been established for this loan. The fifth largest customer relationship in this group is a commercial land loan for $1,043,000 located in Shasta County. This property has a current appraisal and no specific reserve has been established for this loan. The sixth largest customer relationship in this group is a residential acquisition and development loan for $1,029,000 located in Sonoma County. This property has a current appraisal and no specific reserve has been established for this loan. The remaining six loans in this group that were placed on nonaccrual during the third quarter of 2009 total $1,223,000 and no specific reserves have been established for any of the loans.

During the second quarter of 2009, as previously reported, the Company identified nineteen loans totaling $29,781,000 as nonaccrual loans. The addition to nonperforming loans was centered in two customer relationships consisting of eight loans totaling $24,018,000 in principal amount. The largest of the two relationships consists of five loans secured by real estate located in Sonoma County totaling $16,291,000, and an unsecured line of credit totaling $3,000,000. At September 30, 2009, a specific reserve of $2,871,000 was established for the five real estate secured loans and they remain on nonaccrual. Specific reserves were established on these loans based on values indicated by the latest appraisals. During the third quarter, the $3,000,000 unsecured line of credit was charged-off. The second customer relationship consists of two loans totaling $4,727,000 secured by real estate located in Sonoma County. At September 30, 2009, both loans totaling $4,669,000 remain on nonaccrual and no specific reserve has been established for either loan.

During the first quarter of 2009, as previously reported, the Company identified sixteen additional loans in the amount of $7,604,000 as nonaccrual loans. The addition was centered in three loans totaling $4,385,000 at March 31, 2009. The largest loan of this group is a commercial loan secured by real estate located in Shasta County with a balance of $1,911,000 at September 30, 2009. No specific reserve currently exists on this loan and it remains on nonaccrual. The second loan in this group was a $1,465,000 residential development loan consisting of two single-family residences located in Napa County. Payments were received from the borrower to reduce the loan amount to $1,430,000 and the property was taken into OREO during the third quarter of 2009 at its net realizable value of $1,083,000 and the Company charged-off $347,000. The third loan in this group is a residential land loan secured by real estate located in Nevada County with a balance of $913,000 at March 31, 2009. During the second quarter of 2009, the Company received a new appraisal on this property and charged-off $302,000 to write the loan down to its net realizable value of $611,000. This loan remains on nonaccrual at September 30, 2009.

Additional information regarding nonperforming loans identified during the first and second quarters of 2009 is available in the Company’s Quarterly Reports filed with the Commission on Form 10-Q for the period ended March 31, 2009 and for the period ended June 30, 2009, under the heading “Impaired, Nonaccrual, Past Due and Restructured Loans and Leases and Other Nonperforming Assets.”

Gross loan and lease charge-offs for the third quarter of 2009 were $5,290,000 and recoveries totaled $1,094,000 resulting in net charge-offs of $4,196,000 compared to gross loan and lease charge-offs for the third quarter of 2008 of $5,305,000 and recoveries of $86,000 resulting in net charge-offs of $5,219,000. Gross charge-offs for the nine months ended September 30, 2009 were $10,774,000 and recoveries totaled $1,370,000 resulting in net charge-offs of $9,404,000, compared to gross charge-offs for the nine months ended September 30, 2008 of $10,081,000 and recoveries of $184,000 resulting in net charge-offs of $9,897,000.

Nonperforming assets (nonperforming loans and OREO) totaled $62,387,000 at September 30, 2009, an increase of $33,043,000 from the December 31, 2008 balance of $29,344,000. The Company’s OREO property decreased $2,483,000 to $7,925,000 at September 30, 2009 compared to $10,408,000 at December 31, 2008. Nonperforming assets as a percentage of total assets were 6.83% at September 30, 2009 compared to 3.34% at December 31, 2008.

The Company’s OREO properties increased $1,796,000 to $7,925,000 at September 30, 2009 from $6,129,000 at June 30, 2009. The increase was due to the addition of four properties totaling $2,878,000 during the third quarter of 2009. Two of the properties are from one relationship consisting of an office building located in Sacramento County for $745,000 and an office building located in Yolo County for $512,000. The third property consists of two single-family residences located in Napa County for $1,083,000. The fourth property moved into OREO is a 13-unit apartment complex located in Trinity County for $538,000. The additions to OREO were partially offset by the disposition of one OREO property totaling $956,000, loss on the sale of OREO of $23,000, and the writedown of OREO of $103,000.

Nonperforming assets at September 30, 2009, and December 31, 2008, are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008

Nonaccrual loans and leases	$54,462	$18,936
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	7,925	10,408

Total nonperforming assets	$62,387	$29,344

Nonaccrual loans and leases to total gross loans and leases	8.66%	2.73%
Nonperforming loans and leases to total gross loans and leases	8.66%	2.73%
Total nonperforming assets to total assets	6.83%	3.34%

Allowance for Loan and Lease Losses

A summary of the allowance for loan and lease losses at September 30, 2009 and September 30, 2008 is as follows (in thousands):

	Nine months ended September 30,
	2009	2008

Balance beginning of period	$11,327	$10,755
Provision for loan and lease losses	17,500	9,100
Net charge-offs	(9,404)	(9,897)

Balance end of period	$19,423	$9,958

Allowance for loan and lease losses to total loans and leases	3.09%	1.43%
Allowance for loan and lease losses to nonperforming loans	35.66%	49.32%
Allowance for loan and lease losses to nonperforming assets	31.13%	38.24%

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

The formula allowance is adjusted for qualitative factors that are based upon management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated to determine the adjustment to the formula allowance at September 30, 2009 included the following, which existed at the balance sheet date:

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

The $19,423,000 in formula and specific allowances reflects management’s estimate of the inherent loss in various pools or segments in the portfolio and individual loans and leases, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio.

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

Deposits

Total deposits increased $44,051,000, or 5.8%, to $798,995,000 at September 30, 2009 compared to $754,944,000 at December 31, 2008. During the nine months ended September 30, 2009, certificates of deposit increased $34,212,000, or 12.0%, savings increased $27,849,000, or 17.7%, while noninterest-bearing demand deposits decreased $16,273,000, or 10.1%, and interest-bearing demand deposits decreased $1,737,000, or 1.1%.

(in thousands)	September 30, 2009	December 31, 2008

Noninterest-bearing demand	$145,475	$161,748
Interest-bearing demand	150,136	151,873
Savings	184,938	157,089
Time certificates	318,446	284,234

Total deposits	$798,995	$754,944

As a result of the increase in deposits during the nine months ended September 30, 2009, the Company was able to repay the $3,516,000 in other borrowed funds outstanding at December 31, 2008, plus increase investment securities and Federal funds sold.

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. As of September 30, 2009, $31,961,000 was outstanding in the form of subordinated debt issued by the Company. Unused lines of credit from correspondent banks to provide federal funds of $10,000,000 as of September 30, 2009 were also available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank (“FHLB”) providing additional unused borrowing capacity of $184,864,000 secured by certain loans and investment securities as of September 30, 2009. The Company also has an unused line of credit with Federal Reserve Bank of San Francisco (“FRB”) of $27,438,000 secured by first deeds of trust on eligible commercial real estate loans and leases and investment securities.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and available for sale investment securities) totaled $208,486,000 and $103,498,000 (or 22.8% and 11.8% of total assets) at September 30, 2009 and December 31, 2008, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $657,312,000 and $633,813,000 at September 30, 2009 and December 31, 2008, respectively.

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

Capital Resources

The Company maintains capital to support the operations of the business, and for future growth. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity decreased to $71,874,000 as of September 30, 2009, as compared to $77,258,000 at December 31, 2008. The decrease was due primarily to the net loss of $6,512,000. Under current regulations, management believes that the Company meets all capital adequacy requirements and North Valley Bank was considered well capitalized at September 30, 2009 and December 31, 2008.

The Company continues to evaluate the impact of deteriorating economic conditions in the United States and in the State of California and the Company’s market area relative to the inherent risks to its loan portfolio as borrowers are confronted with extraordinary economic circumstances, including increased unemployment and declines in the value of investments and residential and commercial real estate. The Company’s evaluation of such economic circumstances includes an assessment of its capital requirements in addition to loan reviews and analysis of the sufficiency of the allowance for loan and lease losses. The Company anticipates that it may be necessary to augment its capital as a consequence of such economic circumstances in order to maintain safe and sound banking operations with appropriate capital ratios under applicable regulatory guidelines, which may include various forms of capital raising transactions.

The United States Department of the Treasury (“Treasury”) provides capital to financial institutions through the purchase of senior preferred shares on standardized terms under a Capital Purchase Program (“CPP”) first announced in October 2008. Through the CPP, the Treasury will invest up to $250 billion. Financial institutions participating in the CPP pay the Treasury a five percent dividend on senior preferred shares for the first five years and a rate of nine percent per year thereafter. Banks may repay Treasury under the conditions established in the CPP purchase agreements (as amended by the American Recovery and Reinvestment Act) and Treasury may sell these shares when market conditions stabilize. Treasury and the federal banking agencies, which include the FDIC, the Federal Reserve, the Office of the Comptroller of the Currency and the Office of Thrift Supervision, analyze and evaluate applications submitted under the CPP. At the present time, the Company’s Board of Directors has not made a decision whether participation in the CPP would be in the best interest of the Company and its shareholders.

The Company’s and North Valley Bank’s capital amounts and risk-based capital ratios are presented below (in thousands).

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Minimum Amount	Minimum Ratio	Minimum Amount	Minimum Ratio

Company
As of September 30, 2009
Total capital (to risk weighted assets)	$91,073	12.36%	$58,947	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$74,953	10.18%	$29,451	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$74,953	8.29%	$36,166	4.00%	N/A	N/A

As of December 31, 2008
Total capital (to risk weighted assets)	$104,125	12.75%	$65,333	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$89,231	10.93%	$32,655	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$89,231	10.36%	$34,452	4.00%	N/A	N/A

North Valley Bank
As of September 30, 2009
Total capital (to risk weighted assets)	$92,357	12.53%	$58,967	8.00%	$73,709	10.00%
Tier 1 capital (to risk weighted assets)	$83,018	11.26%	$29,491	4.00%	$44,237	6.00%
Tier 1 capital (to average assets)	$83,018	9.18%	$36,173	4.00%	$45,217	5.00%

As of December 31, 2008
Total capital (to risk weighted assets)	$102,906	12.61%	$65,285	8.00%	$81,607	10.00%
Tier 1 capital (to risk weighted assets)	$92,693	11.36%	$32,638	4.00%	$48,958	6.00%
Tier 1 capital (to average assets)	$92,693	10.79%	$34,363	4.00%	$42,953	5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has not been a material change in the Company’s market risk profile for the nine months ended September 30, 2009 compared to December 31, 2008. Please see discussion under the caption “Interest Rate Sensitivity” on page 30.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2009. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Below are additional risk factors to the ones previously disclosed by the Company in its response to Item 1A of Part 1 of Form 10-K for the fiscal year ended December 31, 2008.

Recent Regulatory Examination. The Bank expects to enter into a written agreement with the Board of Governors of the Federal Reserve System in connection with a recently completed examination of the Bank in September 2009. The Company anticipates that the Bank will be required to develop a written plan to improve the quality of assets, maintain adequate capital and enhance capital planning, and ensure sustained earnings. The Company does not currently anticipate that compliance with the written agreement will materially impact the operations of the Bank. However, at this time the Company cannot provide any assurance as to its potential impact on the Bank.

Access to Additional Capital. If the Company needs additional capital as a result of losses or its business strategy or regulatory requirements, there can be no assurance that efforts to raise such additional capital will be successful. The inability to raise additional capital when needed or at prices and terms acceptable to the Company could adversely affect the Company’s ability to implement its business strategies.

Access to Additional Liquidity. Liquidity is essential to the Company’s business in order to maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, repurchase agreements, federal funds purchased, FHLB advances, and the sale or pledging of loans and other assets as collateral could have a substantial negative effect on liquidity. The Company’s access to funding sources in amounts adequate to finance its activities could be impaired by factors that affect the Company in particular or the financial services industry in general. Factors that could negatively affect our access to liquidity sources include negative operating results, a decrease in the level of business activity due to a market downturn or negative regulatory action taken against the Company or the Bank. The Company’s ability to borrow could also be impaired by factors that are not specific to the Company, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

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

NORTH VALLEY BANCORP

(Registrant)

Date	November 16, 2009

By:

/s/ Michael J. Cushman

Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin R. Watson

Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)