Form 10-K
period 2009-12-31
NORTH VALLEY BANCORP
filed 2010-03-31
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________to ____________________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $34,287,000 as of June 30, 2009.

The number of shares outstanding of common stock as of February 28, 2010, were 7,495,817.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the duration of financial and economic volatility and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system; (2) variances in the actual versus projected growth in assets and return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries including State and local budget issues being addressed in California; (9) changes in the regulatory environment including government intervention in the U.S. financial system; (10) changes in business conditions and inflation; (11) changes in securities markets, public debt markets, and other capital markets; (12) data processing and other operational systems failures or fraud; (13) a further decline in real estate values in the Company’s operating market areas; (14) the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications; and (15) changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations, as well as other factors. The factors set forth under Item 1A, “Risk Factors”, in this report and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report when evaluating the business prospects of the Company and its subsidiaries.

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

General

North Valley Bancorp (the “Company”) is a bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“FRB” or the “Board of Governors”). The Company was incorporated in 1980 in the State of California. The Company owns 100% of its principal subsidiaries, North Valley Bank (“NVB” or the “Bank”), North Valley Trading Company (“Trading Company”), which is inactive, North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III, and North Valley Capital Statutory Trust IV. On October 11, 2000, the Company completed its plan of reorganization with Six Rivers National Bank. On January 2, 2002, Six Rivers National Bank became a California State chartered bank and in conjunction with this charter conversion, changed its name to Six Rivers Bank (“SRB”). On January 1, 2004, Six Rivers Bank was merged with and into North Valley Bank with North Valley Bank as the surviving institution. Former branches of Six Rivers Bank continued to operate as Six Rivers Bank, a division of North Valley Bank until April 18, 2005. Since April 18, 2005, those branches have operated as North Valley Bank branches. (For purposes herein, “NVB” shall refer to North Valley Bank including the former branches of SRB and “SRB” will refer to the former branches and operations of SRB). On August 31, 2004, the Company acquired Yolo Community Bank (“YCB”) in a purchase transaction. Yolo Community Bank was a privately-held California banking corporation that commenced operations in 1998 and was headquartered in Woodland, California. Consideration paid was a combination of $9.5 million in cash and 741,697 shares of the Company’s common stock. Yolo Community Bank changed its name to NVB Business Bank (“NVB BB”) effective February 11, 2005. After the close of business on June 30, 2006, NVB BB was merged with and into North Valley Bank with North Valley Bank as the surviving institution. The information contained herein contains the results of operations of YCB from September 1, 2004.

At December 31, 2009 the Company had $884,362,000 in total assets, $602,417,000 in total loans and leases and $787,809,000 in total deposits. The Company does not hold deposits of any one customer or group of customers where the loss of such deposits would have a material adverse effect on the Company. The Company’s business is not seasonal.

NVB was organized in September 1972, under the laws of the State of California, and commenced operations in February 1973. NVB is principally supervised and regulated by the California Commissioner of Financial Institutions (the “Commissioner”) and conducts a commercial and retail banking business, which includes accepting demand, savings, and money market rate deposit accounts and time deposits, and making commercial, real estate and consumer loans. It also issues cashier’s checks and money orders, sells travelers’ checks and provides safe deposit boxes and other customary banking services. As a state-chartered insured member bank, NVB is also subject to regulation by the Board of Governors of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the legal limits thereupon. NVB is also participating in the FDIC Transaction Account Guarantee Program (“TAGP”). Under that program, through June 30, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. NVB does not offer trust services or international banking services and does not plan to do so in the near future.

NVB operates twenty-five banking offices in Shasta, Trinity, Humboldt, Del Norte, Yolo, Solano, Sonoma, Placer, and Mendocino Counties, for which it has received all of the requisite regulatory approvals. The headquarters office in Redding opened in February 1973. In October 1973, NVB opened its Weaverville Office; in October 1974, its Hayfork Office; in January 1978, its Anderson Office; and in September 1979, its Enterprise Office (East Redding). On December 20, 1982, NVB acquired the assets of two branches of the Bank of California: one located in Shasta Lake and the other in Redding, California. On June 1, 1985, NVB opened its Westwood Village Office in South Redding. On November 27, 1995, NVB opened a branch located in Palo Cedro, California. On October 14, 1997, NVB relocated its branch in Shasta Lake to a new facility. NVB opened two super-market branches in 1998 located in Cottonwood, California and Redding, California. On May 11, 1998, NVB opened a Business Banking Center in Redding, California, to provide banking services to business and professional clients. On August 13, 2001, the Business Banking Center and the Company’s Administrative offices moved to a new location at 300 Park Marina Drive in Redding, California. On August 5, 2002, NVB opened an Express Banking Center located at 2245 Churn Creek Road in Redding. On October 1, 2008, NVB opened a Loan Production Office located at 750 Mason Street, Suite 202, in Vacaville, California. In 2009, the branch office located in Fairfield, California and the Loan Production Office located in Vacaville, California were closed and the banking operations were absorbed into other offices.

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

Junior Subordinated Debentures

The Company owns the common stock of four business trusts that have issued an aggregate of $31.0 million in trust preferred securities fully and unconditionally guaranteed by the Company. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated debentures issued by the Company, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures issued by the Company is $32.0 million, with the maturity dates for the respective debentures ranging from 2031 through 2036. Subject to regulatory approval, the Company may redeem the respective junior subordinated debentures earlier than the maturity date, with certain of the debentures being redeemable beginning in July 2006 and others being redeemable beginning in April 2008, July 2009 and March 2011. On November 9, 2009, the Company elected to defer the payment of interest on these securities. The Company is allowed to defer the payment of interest for up to 20 consecutive quarterly periods without triggering an event of default. For more information about the trust preferred securities and the debentures and certain regulatory restrictions on the payment of interest, see Notes 10 and 17 to the Notes to Consolidated Financial Statements.

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

NVB is chartered by the California Department of Financial Institutions (“DFI”), which rules and regulations are administered by its Commissioner (the “Commissioner”). NVB’s deposits are insured by the FDIC, and NVB is a member of the Federal Reserve System. Consequently, NVB is subject to the supervision of, and is regularly examined by, the Commissioner and the Board of Governors. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank’s business and condition, including its capital ratios, allowance for loan and lease losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. NVB is required to file reports with the Commissioner and the FRB and provide such additional information as the Commissioner and the FRB may require.

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

At December 31, 2009, NVB and the Company were in compliance with the risk-based capital and leverage ratios described above. See Item 8, “Financial Statements and Supplementary Data”, and Note 17 to the Financial Statements incorporated by reference therein, for a listing of the Company’s and Bank’s risk-based capital ratios at December 31, 2009 and 2008.

The Board of Governors, the OCC and FDIC have adopted regulations implementing a system of prompt corrective action for insured financial institutions pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). The regulations establish five capital categories with the following characteristics: (1) “Well capitalized” - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure; (2) “Adequately capitalized” - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a “well capitalized” institution; (3) “Undercapitalized” - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) “Significantly undercapitalized” - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) “Critically undercapitalized” - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%. NVB is considered “well capitalized” under the framework for prompt corrective action.

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

The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from NVB. The ability of NVB to pay cash dividends and/or management fees is subject to restrictions set forth in the California Financial Code as well as restrictions established by the FDIC and the FRB. See Items 1A and 5 below for further information regarding the payment of cash dividends by the Company and NVB.

The Board of Directors of the Company decides whether to declare and pay dividends after consideration of the Company’s earnings, financial condition, future capital needs, regulatory requirements and other factors as the Board of Directors may deem relevant. Quarterly cash dividends declared and distributed to the shareholders of the Company were $0.10 per share for 2008 and 2007. On January 29, 2009, primarily as a result of the Company’s operating performance for 2008, the Board of Directors determined that it was in the best interest of the Company to suspend indefinitely the payment of quarterly cash dividends on its common stock, beginning in 2009.

The Company relies upon distributions from NVB in the form of cash dividends in order to pay dividends to its shareholders. The Board of Governors of the Federal Reserve System generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of a subsidiary bank or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. The Federal Reserve Board policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. On January 6, 2010, the Company and NVB entered into a Written Agreement with the Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”). Among other things, the Written Agreement restricts the payment of dividends and any payments on trust preferred securities, any reduction in capital or the purchase or redemption of stock without the prior approval of the Federal Reserve Bank. See Note 17 to the Consolidated Financial Statements below regarding “Regulatory Matters.”

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

Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions were filed by the ACLU and other organizations. On March 9, 2006, after temporary extensions of the Patriot Act, President Bush signed the “USA Patriot Improvement and Reauthorization Act of 2005” and the “USA Patriot Act Additional Reauthorizing Amendments Act of 2006,” which reauthorized all expiring provisions of the Patriot Act and extended certain provisions related to surveillance and production of business records until December 31, 2009. The extended deadline for those provisions was subsequently further extended to February 28, 2010. On February 24 and 25, 2010, the Senate and the House of Representatives, respectively, voted to further extend the deadline until December 31, 2010. President Obama signed the extension legislation on February 27, 2010.

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

The Sarbanes-Oxley Act of 2002

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), legislation designed to address certain issues of corporate governance and accountability. The key provisions of the Act and the rules promulgated by the SEC pursuant to the Act include the following:

●	Expanded oversight of the accounting profession by creating a new independent public company oversight board to be monitored by the SEC.
●	Revised rules on auditor independence to restrict the nature of non-audit services provided to audit clients and to require such services to be pre-approved by the audit committee.
●
Improved corporate responsibility through mandatory listing standards relating to audit committees, certifications of periodic reports by the CEO and CFO and making issuer interference with an audit a crime.

●	Enhanced financial disclosures, including periodic reviews for largest issuers and real time disclosure of material company information.
●	Enhanced criminal penalties for a broad array of white collar crimes and increases in the statute of limitations for securities fraud lawsuits.
●
Disclosure of whether a company has adopted a code of ethics that applies to the company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and disclosure of any amendments or waivers to such code of ethics.

●	Disclosure of whether a company’s audit committee of its board of directors has a member of the audit committee who qualifies as an “audit committee financial expert.”
●	A prohibition on insider trading during pension plan black-out periods.
●	Disclosure of off-balance sheet transactions.
●	A prohibition on personal loans to directors and officers.
●	Conditions on the use of non-GAAP (generally accepted accounting principles) financial measures.
●
Standards of professional conduct for attorneys, requiring attorneys having an attorney-client relationship with a company, among other matters, to report “up the ladder” to the audit committee, to another board committee or to the entire board of directors regarding certain material violations.

●
Expedited filing requirements for Form 4 reports of changes in beneficial ownership of securities, reducing the filing deadline to within 2 business days of the date on which an obligation to report is triggered.

●
Accelerated filing requirements for reports on Forms 10-K and 10-Q by public companies which qualify as “accelerated filers,” with a phased-in reduction of the filing deadline for Form 10-K and Form 10-Q.

●
Disclosure concerning website access to reports on Forms 10-K, 10-Q and 8-K, and any amendments to those reports, by “accelerated filers” as soon as reasonably practicable after such reports and material are filed with or furnished to the SEC.

●
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

The effect of the Act upon the Company is uncertain; however, the Company has incurred and it is anticipated that it will continue to incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission, NASDAQ and other regulatory agencies having jurisdiction over the Company or the issuance and listing of its securities. The Company does not currently anticipate, however, that compliance with the Act and such rules and regulations will have a material adverse effect upon its financial position or results of its operations or its cash flows. The Company changed from an accelerated filer to a non-accelerated filer in 2008. Management is required to report on the effectiveness of internal control over financial reporting, but an external attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting was not required for the year ended December 31, 2008, and is not required for the year ended December 31, 2009. See Item 9A, “Controls and Procedures,” below.

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

●
The name of the company’s independent registered accounting firm and a description of services, if any, performed for a company during the previous two fiscal years and the period from the end of the most recent fiscal year to the date of filing;

●
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

●	A description of any loans made to a director at a “preferential” loan rate during the company’s two most recent fiscal years, including the amount and terms of the loans;
●	Whether any bankruptcy was filed by a company or any of its directors or executive officers within the previous 10 years;
●	Whether any director or executive officer of a company has been convicted of fraud during the previous 10 years; and
●
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

Competition

At June 30, 2009, commercial and savings banks in competition with the Company had 469 banking offices in the counties of Del Norte, Humboldt, Mendocino, Placer, Shasta, Solano, Sonoma, Trinity and Yolo where the Company operates. In those 469 banking offices (which include the Company’s 25), there were $28.0 billion in total deposits of which the Company had an overall share of 2.8%. Additionally, the Company competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage over the Company because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services and international banking which the Company is not authorized nor prepared to offer currently. The Company has arranged with correspondent banks and with others to provide some of these services for their customers. As of December 31, 2009, NVB’s lending limit to any one borrower is $25,525,000 on a fully secured basis and $15,315,000 on an unsecured basis. These limits are adequate in most instances to compete for lending relationships within the markets we currently serve.

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

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor. On May 20, 2009, this limit was extended to December 31, 2013.

On October 14, 2008, the FDIC implemented the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the financial system. The TLGP includes the Transaction Account Guarantee Program (the “TAGP”). The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The insured deposit limits are currently scheduled to return to $100,000 on July 1, 2010, except for certain retirement accounts. The TAGP coverage became effective on October 14, 2008 and is scheduled to continue for participating institutions until June 30, 2010. In addition to the existing risk-based deposit insurance premium assessed on such deposits, TAGP participants will be assessed, on a quarterly basis, an annualized fee, based on the participant’s deposit insurance risk rating up to 25 basis points, on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. The Bank has elected to participate in the TAGP.

On December 16, 2008, the FDIC approved an earlier proposed seven basis point rate increase for the first quarter 2009 assessment period effective January 1, 2009 as part of the DIF restoration plan to achieve a minimum DRR of 1.15% within five years.

On February 27, 2009, the FDIC issued a press release with attached final rule dated February 26, 2009, which established increased assessment rates effective as of April 1, 2009 and included adjustments to improve differentiation of risk profiles among institutions. The FDIC concurrently adopted an interim rule that imposes a 20 basis point emergency special assessment effective June 30, 2009, to be collected from all insured depository institutions on September 30, 2009, in addition to the imposition of an emergency special assessment of up to 10 basis points at the end of any calendar quarter after June 30, 2009 if the FDIC determines the DRR will fall to a level that will adversely affect public confidence, among other factors. The changes to differentiate risk profiles will require riskier institutions to pay higher assessment rates based on classification into one of four risk categories. Within each category, the FDIC will assess higher rates to institutions with a significant reliance on secured liabilities, which generally raises the FDIC’s loss in the event of failure without providing additional assessment revenue. Under the final rule, assessments will be higher for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. Also incentives will be provided in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. Together, the changes will improve the way the system differentiates risk among insured institutions and help ensure that a minimum DRR of at least 1.15% by the end of 2013.

On November 17, 2009, the FDIC amended its regulations and required all insured financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, unless they were notified they were exempt from the prepayment. The FDIC exempted the Bank from the requirement to prepay. The FDIC also approved a three basis point increase in the assessment rate applied to insured financial institutions beginning in 2011.

Based upon the announced increase in assessments for insured financial institutions in 2009 as described above and the continuing adverse economic conditions impacting financial institutions generally, which may necessitate further increases in assessments, the Bank anticipates that such assessments will have a significantly greater impact upon operating expenses in 2010 compared to 2009.

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

TARP and the CPP. On October 3, 2008, the EESA was signed into law. Pursuant to the EESA, the U.S. Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has implemented several programs, including the purchase by the U.S. Treasury of certain troubled assets from financial institutions under the Troubled Asset Relief Program” (the “TARP”) and the direct purchase by the U.S. Treasury of equity securities of financial institutions under the Capital Purchase Program (the “CPP”). On October 24, 2008, the U.S. Treasury announced plans to direct $250 billion of the TARP funding into the CPP to acquire preferred stock investments in bank holding companies and banks. Bank holding companies and banks desiring to participate in the CPP as a Qualifying Financial Institution (“QFI”) must agree to comply with certain standardized terms and conditions specified by the U.S. Treasury. The Company is not a participant in the CPP and does not anticipate that it will become a participant in the CPP.

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

Term Asset-Backed Securities Loan Facility. On March 3, 2009, the U.S. Treasury and the Board of Governors announced the Term Asset-Backed Securities Loan Facility (the “TALF”). The TALF is one of the programs under the Financial Stability Plan announced by the U.S. Treasury on February 10, 2009. The TALF is intended to help stimulate the economy by facilitating securitization activities which allow lenders to increase the availability of credit to consumers and businesses. Under the TALF, the Federal Reserve Bank of New York (“FRBNY”) will lend up to $200 billion to provide financing to investors as support for purchases of certain AAA-rated asset-backed securities (“ABS”) initially for newly and recently originated auto loans, credit card loans, student loans, and SBA-guaranteed small business loans anticipated to be funded on March 25, 2009, and rental, commercial, and government vehicle fleet leases, small ticket equipment, heavy equipment, and agricultural equipment loans and leases proposed to be funded in April.

ABS fundings are held monthly. The FRBNY presently intends to cease making new loans on June 30, 2010, but loans collateralized by certain types of ABS will cease on March 31, 2010, unless the Board of Governors extends the facility. The loan asset classes include commercial mortgages, non-Agency residential mortgages, and/or other asset classes. Credit extensions under the TALF will be non-recourse loans to eligible borrowers secured by eligible collateral for a three-year term with interest paid monthly. Any U.S. company that owns eligible collateral may borrow from the TALF, provided the company maintains an account with a primary dealer who will act as agent for the borrower and deliver eligible collateral to the FRBNY custodian in connection with the loan funding. The FRBYN will create a special purpose vehicle (“SPV”) to purchase and manage any assets received by the FRBYN in connection with the TALF loans.

The U.S. Treasury will provide $20 billion of credit protection to the FRBNY in connection with the TALF through TARP by purchasing subordinated debt issued by the SPV to finance the first $20 billion of asset purchases. If more than $20 billion in assets are purchased by the SPV, the FRBNY will lend additional funds to the SPV to finance such additional purchases. The FRBNY’s loan to the SPV will be senior to the TARP subordinated loan and secured by all of the assets of the SPV.

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

Employees

At December 31, 2009, the Company had approximately 341 employees, (which includes 320 full-time equivalent employees). None of the Company’s employees are represented by a labor union, and management considers its relations with employees to be good.

Website Access

Information on the Company and its subsidiary NVB may be obtained from the Company’s website www.novb.com. Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto are available free of charge on the website as soon as they are published by the SEC through a link to the Edgar reporting system maintained by the SEC. Simply select the “About NVB Bancorp” menu item, then click on “Shareholder Relations” and then select the “SEC Filings” link. Also made available through the Company’s website are the Section 16 reports of ownership and changes in ownership of the Company’s common stock which are filed with the Securities and Exchange Commission by the directors and executive officers of the Company and by any persons who own more than ten percent of the outstanding shares of such stock. Information on the Company website is not incorporated by reference into this report.

ITEM 1A. RISK FACTORS

In addition to the risks associated with the business of banking generally, as described above under Item 1 “Description of Business”, the Company’s business, financial condition, operating results, future prospects and stock price can be adversely impacted by certain risk factors, as set forth below, any one of which could cause the Company’s actual results to vary materially from recent results or from the Company’s anticipated future results.

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

Commercial Loans. As of December 31, 2009, approximately 11% of our loan portfolio consisted of commercial business loans, which may have a higher degree of risk than other types of loans. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the mobility of collateral, the effect of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. In addition, unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.

Real Estate Values. A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2009, real estate served as the principal source of collateral with respect to approximately 77% of the Company’s loan portfolio. A continuing substantial decline in the economy in general, or a continuing decline in real estate values in the Company’s primary operating market areas in particular, could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of mortgage-backed securities included in the available-for-sale investment portfolio, as well as the Company’s financial condition and results of operations in general and the market value for Company Common Stock. Acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition.

Construction and Development Loans. At December 31, 2009, real estate construction loans totaled $92.1 million, or 15% of the total loan portfolio. Residential construction loans, including land acquisition and development, totaled $76.1 million or 83% of the Company’s real estate construction portfolio, and 13% of the total loan portfolio. Construction, land acquisition and development lending involve additional risks because funds are advanced on the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, speculative construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or the guarantor to repay the principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan, a well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

Other Real Estate Owned. Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at its fair value less estimated costs to sell (fair value). The amount, if any, by which the recorded amount of the loan exceeds the fair value less estimated costs to sell are charged to the allowance for loan or lease losses, if necessary. The Company’s earnings could be materially and adversely affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership. Also, any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement.

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

Regulatory Restrictions. On January 6, 2010, as a follow-up to a recent examination of NVB, the Company and NVB entered into a Written Agreement with the Federal Reserve Bank. Among other things, the Written Agreement provides that the Company and the Bank shall submit to the Federal Reserve Bank their plans to enhance lending and credit administration functions, to maintain policies and procedures for the maintenance of an adequate allocation for loan and lease losses, to strengthen the management of commercial real estate concentrations and to update its capital plan in order to maintain capital ratios at or above the required minimums. The Written Agreement also restricts the payment of dividends and any payments on trust preferred securities, any reduction in capital and the purchase or redemption of stock without the prior approval of the Federal Reserve Bank. Progress reports detailing the form and manner of all actions taken to secure compliance with the Written Agreement must be submitted to the Federal Reserve Bank at least quarterly. The failure of the Company or the Bank to comply with the Written Agreement may subject the Company and the Bank to additional regulatory restrictions. Each provision of the Written Agreement will remain effective and enforceable until stayed, modified, terminated or suspended by the Federal Reserve Bank. The Company believes it is in full compliance with the terms of the Written Agreement. The Company anticipates that NVB may be requested to enter into a similar agreement with the California Commissioner of Financial Institutions.

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

Dilution of Common Stock. Shares of the Company’s common stock eligible for future sale could have a dilutive effect on the market for the common stock and could adversely affect the market price. The Articles of Incorporation of the Company currently authorize the issuance of 20,000,000 shares of common stock, of which 7,495,817 were outstanding at December 31, 2009. Pursuant to its stock option plans, at December 31, 2009, employees and directors of the Company had outstanding options to purchase 768,965 shares of common stock. As of December 31, 2009, 279,991 shares of common stock remained available for grants under the Company’s stock option plans. Sales of substantial amounts of the Company common stock in public or private offerings could adversely affect the market price of common stock.

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

The Effects of Changes to FDIC Insurance Coverage Limits and Assessments. These changes are uncertain and increased premiums may adversely affect the Company. The FDIC charges insured financial institutions premiums to maintain the DIF. Current economic conditions have increased expectations for bank failures. In such event, the FDIC would take control of failed banks and guarantee payment of deposits up to applicable insured limits from the DIF. Insurance premium assessments to insured financial institutions may increase as necessary to maintain adequate funding of the DIF.

The EESA of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000, which is currently scheduled to remain in effect through December 31, 2013. On January 1, 2014, the standard insurance amount is scheduled to return to $100,000 per depositor for all account categories except IRAs and other certain retirement accounts, which will remain at $250,000 per depositor. On October 14, 2008, the FDIC announced the TLGP that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits through the scheduled end of the program, currently June 30, 2010. Increased premiums will adversely impact the Company’s earnings.

It is not clear how depositors may respond regarding the increase in insurance coverage. Despite the increase, some depositors may reduce the amount of deposits held at NVB if concerns regarding bank failures persist, which could affect the level and composition of the Bank’s deposit portfolio and thereby directly impact the Bank’s funding costs and net interest margin. NVB’s funding costs may also be adversely affected in the event that activities of the Federal Reserve Board and the U.S. Department of the Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affect the Company’s results of operations, financial condition, future prospects, profitability and stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

No comments have been submitted to the registrant by the staff of the Securities and Exchange Commission.

ITEM 2. DESCRIPTION OF PROPERTIES

At December 31, 2009, the net book value of the Company’s properties (including land and buildings) and its furniture, fixtures and equipment was $10,319,000. The Company’s principal executive and administrative office is located in a leased building at 300 Park Marina Circle, Redding, Shasta County, California.

The following table sets forth information about the Company’s premises, both owned and leased. The leases indicated below expire between February, 2010 and September, 2023. The Company believes that it will be able to renew the leases or obtain comparable premises as and when they expire.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The North Valley Bancorp common stock is listed and trades on the NASDAQ Global Select Market under the symbol “NOVB.” The shares were first listed with the NASDAQ Stock Market in April 1998. The table below summarizes the Common Stock high and low trading prices traded during the two year period ended December 31, 2009 as reported on the NASDAQ Global Select Market and the cash dividends declared on the common stock during the same period.

	Price of		Cash
	Common Stock		Dividends
	High	Low	Declared

2009
First Quarter	$4.50	$2.51	$—
Second Quarter	5.00	3.63	—
Third Quarter	5.68	2.90	—
Fourth Quarter	3.20	1.58	—

2008
First Quarter	$13.61	$10.94	$0.10
Second Quarter	12.26	6.50	0.10
Third Quarter	7.64	4.55	0.10
Fourth Quarter	6.85	3.34	0.10

The Company had approximately 792 registered shareholders of record as of December 31, 2009.

As a California corporation, the Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law (the CGCL”). The CGCL provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution. The CGCL further provides that, in the event sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, it meets two conditions, which generally stated are as follows: (i) the corporation’s assets must equal at least 125% of its liabilities; and (ii) the corporation’s current assets must equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation’s interest expense for those fiscal years, then the corporation’s current assets must equal at least 125% of its current liabilities.

Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from NVB. As a California banking corporation, the ability of NVB to pay cash dividends and/or management fees is subject to restrictions set forth in the California Financial Code (the “Financial Code”). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank’s retained earnings; or (b) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the Commissioner, make a distribution to its shareholders in an amount not exceeding the greater of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the Commissioner may order the bank to refrain from making a proposed distribution.

The Board of Governors generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. The policy of the Board of Governors is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. Such policy also applies to the payment of cash dividends by state member banks such as North Valley Bank.

The FDIC may also restrict the payment of dividends by a subsidiary bank if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the bank would be included in one of the “undercapitalized” categories for capital adequacy purposes pursuant to the FDIC Improvement Act of 1991.

The Board of Directors of the Company decides whether to declare and pay dividends after consideration of the Company’s earnings, financial condition, future capital needs, regulatory requirements and other factors as the Board of Directors may deem relevant. As indicated in the table above, quarterly cash dividends declared and distributed to the shareholders of the Company were $0.10 per share during 2008. On January 29, 2009, primarily as a result of the Company’s operating performance for 2008, the Board of Directors determined that it was in the best interest of the Company to suspend indefinitely the payment of quarterly cash dividends on its common stock, beginning in 2009.

See Note 17 to the Consolidated Financial Statements for additional information regarding the payment of dividends, including information regarding certain limitations on the payment of dividends or distributions by the Company or NVB which are specified in the Written Agreement dated January 6, 2010, executed by and among the Company, NVB and the Federal Reserve Bank. At present, neither the Company nor NVB may declare or pay any dividends without the prior written approval of the Federal Reserve Bank and the Board of Governors.

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2004 with the NASDAQ Composite Index, the SNL $500 million - $1 billion Bank Index, and SNL Western Bank Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100.00 on December 31, 2004.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
North Valley Bancorp	100.00	93.75	99.46	71.90	21.87	12.22
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank $500M-$1B	100.00	104.29	118.61	95.04	60.90	58.00
SNL Western Bank	100.00	104.11	117.48	98.12	95.54	87.73

ITEM 6. SELECTED FINANCIAL DATA

NORTH VALLEY BANCORP
(Dollars in thousands, except per share data)

FOR THE YEARS ENDED DECEMBER 31	2009	2008	2007	2006	2005

SUMMARY OF OPERATIONS
Total interest income	$43,955	$52,091	$59,524	$57,179	$50,678
Total interest expense	12,721	16,954	18,638	14,685	9,703
Net interest income	31,234	35,137	40,886	42,494	40,975
Provision for loan and lease losses	26,500	12,100	2,050	975	930
Net interest income after provision for loan and lease losses	4,734	23,037	38,836	41,519	40,045
Total noninterest income	14,010	10,152	11,159	12,650	11,214
Total noninterest expense	53,990	38,658	40,386	39,615	37,592
(Loss) income before (benefit) provision for income taxes	(35,246)	(5,469)	9,609	14,554	13,667
(Benefit) provision for income taxes	(9,394)	(3,675)	3,075	4,158	4,518
Net (loss) income	$(25,852)	$(1,794)	$6,534	$10,396	$9,149

Performance ratios:
(Loss) return on average assets	(2.85%)	(0.20%)	0.72%	1.15%	1.01%
(Loss) return on average equity	(34.92%)	(2.23%)	8.31%	14.48%	13.42%
Capital ratios:
Risk based capital:
Tier I (4% minimum ratio)	9.09%	10.93%	10.43%	10.21%	10.12%
Total (8% minimum ratio)	12.19%	12.75%	12.00%	11.88%	11.92%
Leverage ratio	7.16%	10.36%	10.29%	9.66%	8.87%

BALANCE SHEET DATA AT DECEMBER 31
Total assets	$884,362	$879,551	$949,019	$905,673	$918,415
Investment securities and federal funds sold	$194,594	$76,366	$104,372	$144,323	$172,149
Net loans and leases	$583,878	$682,095	$735,498	$650,962	$616,648
Deposits	$787,809	$754,944	$736,739	$750,288	$746,690
Shareholders’ equity	$52,302	$77,258	$81,471	$75,491	$71,801

COMMON SHARE DATA
(Loss) earnings per share
Basic	$(3.45)	$(0.24)	$0.89	$1.41	$1.23
Diluted	$(3.45)	$(0.24)	$0.86	$1.36	$1.17
Book value per share (1)	$6.98	$10.31	$10.99	$10.34	$9.58
Cash dividends per share	$—	$0.40	$0.40	$0.40	$0.40
Dividend payout ratio	—	(166.56%)	45.12%	29.41%	34.20%
Shares outstanding	7,495,817	7,495,817	7,413,066	7,300,914	7,497,599

(1) Represents shareholders’ equity divided by the number of shares of common stock outstanding at the end of the period indicated.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provision of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the duration of financial and economic volatility and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system; (2) variances in the actual versus projected growth in assets and return on assets; (3) loan and lease losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries, including State and local budget issues being addressed in California; (9) changes in the regulatory environment including government intervention in the U.S. financial system; (10) changes in business conditions and inflation; (11) changes in securities markets, public debt markets, and other capital markets; (12) data processing and other operational systems failures or fraud; (13) a further decline in real estate values in the Company’s operating market areas; (14) the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications; and (15) changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations, as well as other factors. The factors set forth under Item 1A, “Risk Factors,” in this report and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report when evaluating the business prospects of the Company and its subsidiaries.

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

Critical Accounting Policies

General. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our financial statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact the accounting for such transactions could change.

A summary of the Company’s most significant accounting policies and accounting estimates is contained in Note 1 to the Consolidated Financial Statements. An accounting estimate recognized in the financial statements is a critical accounting estimate if the accounting estimate requires management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made and different estimates that management could reasonably have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the Company’s financial condition, changes in financial condition, or results of operations. Management considers the Company’s allowance for loan and lease losses, pro forma costs related to the Company’s share-based payments programs, valuation of deferred tax assets and liabilities, management’s assessment of goodwill and investment impairment to be critical accounting policies.

Allowance for Loan and Lease Losses. The allowance for loan and lease losses is based on the probable estimated losses in our loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) The Contingencies Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification requires that losses be accrued when they are probable of occurring and estimable; and (2) The Impairment Topic of the FASB Accounting Standards Codification requires that losses be accrued on impaired loans (as defined) based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Other Real Estate Owned. Other Real Estate Owned (OREO) represents properties acquired through foreclosure or physical possession. Write-downs to fair value at the time of transfer to OREO is charged to allowance for loan losses. Subsequent to foreclosure, management periodically evaluates the value of OREO held for sale and record a valuation allowance for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. Fair value is based on our assessment of information available to us at the end of a reporting period and depends upon a number of factors, including our historical experience, economic conditions, and issues specific to individual properties. Management's evaluation of these factors involves subjective estimates and judgments that may change.

Share Based Compensation. At December 31, 2009, the Company had three stock-based compensation plans: the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan and the 2008 Stock Incentive Plan, which are described more fully in Note 1 and 13 to the Consolidated Financial Statements included herein in Item 8, “Financial Statements and Supplementary Data”. Compensation cost is recognized on all share-based payments over the requisite service periods of the awards based on the grant-date fair value of the options determined using the Black-Scholes-Merton based option valuation model. Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. For further information on the computation of the fair value of share-based payments, see Note 1 and 13 to the Consolidated Financial Statements.

Goodwill. During the fourth quarter of 2009 the Company recorded a goodwill impairment charge of $15,187,000, reducing the balance of goodwill to zero. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The Company records impairment losses as charges to noninterest expense and adjustments to the carrying value of goodwill. Goodwill is tested at a reporting unit level annually and the Company has engaged the assistance of an independent consulting firm since the end of 2008. YCB was the only reporting unit of NVB that had goodwill. The comparison of the fair value of the reporting unit to its carrying value and the recent decline in the Company’s stock price and market capitalization indicated that potential impairment existed. As a result of this analysis, the Company determined that impairment had occurred and recorded an impairment charge of $15,187,000, the entire amount of its goodwill.

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

During the third quarter of 2008, the Company recognized impairment on its Federal National Mortgage Association (“FNMA”) Preferred Stock of $3,284,000. The Company purchased 100,000 shares of this security in June 2003 at par, $50.00 per share, and recognized an impairment charge in the fourth quarter of 2007 to its December 31, 2007 market value of $32.84 per share. Due to the United States Treasury and the Federal Housing Finance Agency (FHFA) decision to place FNMA under conservatorship on September 7, 2008, the Company concluded that these securities were further impaired and were written down by $3,284,000 to zero at September 30, 2008.

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

Since January 1, 2007, the Company has accounted for uncertainty in income taxes by recording only tax positions that met the more likely than not recognition threshold, that the tax position would be sustained in a tax examination.

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

Business Organization

North Valley Bancorp (the “Company”) is a California corporation and a bank holding company for NVB, a state-chartered, Federal Reserve Member bank. NVB operates out of its main office located at 300 Park Marina Circle, Redding, California 96001, with twenty-five branches, including two supermarket branches. The Company’s principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company’s primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues.

Overview

For the year ended December 31, 2009, the Company recorded a net loss of $25,852,000, or $3.45 per diluted share, compared to a net loss of $1,794,000, or $0.24 per diluted share, for the year ended December 31, 2008. For 2009, the Company realized a loss on average shareholders’ equity of 34.92% and a loss on average assets of 2.85%, as compared to a loss on average shareholders’ equity of 2.23% and a loss on average assets of 0.20%, for 2008.

During 2009, total assets increased $4,811,000, or 0.5%, to $884,362,000 at year end. The loan portfolio decreased $91,005,000, or 13.1%, compared to $693,422,000 at December 31, 2008, and totaled $602,417,000 at December 31, 2009. The primary reason for the decrease was the Company’s decision to decrease its Real Estate – Construction portfolio to reduce the Company’s exposure to this lending segment. This portfolio decreased $44,644,000 from $136,755,000 at December 31, 2008 to $92,111,000 at December 31, 2009. This reduction was primarily from principal reductions and pay-offs but was also a result of certain charge-offs and properties taken into other real state owned (OREO). Investment securities increased as of December 31, 2009 compared to 2008 by $69,978,000, or 91.6%, to $146,344,000 from $76,366,000. The loan to deposit ratio at year end 2009 was 76.5% as compared to 91.9% at year end 2008. Total deposits increased $32,865,000, or 4.4%, to $787,809,000 at year end 2009. The reduction in loans along with the increased deposits created a funding source to eliminate other borrowings for most of 2009. This facilitated the Company’s efforts to de-leverage the balance sheet to preserve and maintain strong capital levels in these uncertain economic times. On January 29, 2009, the Company’s Board of Directors determined that it was in the best interest of the Company to suspend indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009, and thus did not declare or pay any dividends in 2009 as compared to the year ended December 31, 2008, during which the Company declared dividends totaling $2,988,000, or $0.40 per share, to shareholders of the Company.

The overall economic environment and credit crisis was challenging throughout the year in the Company’s primary market area. The Company recorded a $26,500,000 provision for loan and lease losses for 2009, compared to a $12,100,000 provision for loan and lease losses for 2008. The increase in the provision for loan and lease losses is due primarily to the level of charge-offs experienced of $20,744,000 for 2009 and the increase in the level of nonperforming loans to $46,598,000 at December 31, 2009, up from $18,936,000 at December 31, 2008. Interest and fees earned on loans and leases decreased $8,664,000, or 18.1%, to $39,233,000 in 2009. Foregone interest income for the loans placed on nonaccrual status accounted for $2,143,000 of the decrease and also impacted the Company’s net interest margin. A reduction in loan volumes, along with the foregone interest, resulted in the average yield on the Company’s loan and lease portfolio to decrease 56 basis points to 6.04% for the year ended December 31, 2009 from 6.60% in 2008. On a tax-equivalent basis, interest on investments and other earning assets increased $335,000 to a total of $4,991,000 due primarily to a higher volume of investment securities.

Due to the lower interest rates throughout 2009, the average rate paid on interest bearing liabilities decreased 66 basis points to 1.89% from 2.55% in 2008. Average total interest bearing liabilities increased $8,983,000 in 2009.

Overall the net interest margin for 2009 declined 43 basis points to 3.88% from the 4.31% achieved in 2008. The net interest margin contracted each quarter throughout 2009 as the decrease in the yields on earning assets outpaced the decrease in the cost of interest bearing deposits and borrowed funds throughout the year.

Nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) totaled $46,598,000 at December 31, 2009, an increase of $27,662,000 from December 31, 2008. Nonperforming loans as a percentage of total loans were 7.74% at December 31, 2009, compared to 2.73% at December 31, 2008. Nonperforming assets (nonperforming loans and OREO) totaled $58,975,000 at December 31, 2009, an increase of $29,631,000 from December 31, 2008. Nonperforming assets as a percentage of total assets were 6.67% at December 31, 2009 compared to 3.34% at December 31, 2008. The allowance for loan and lease losses at December 31, 2009 was $18,539,000 or 3.08% of total loans, compared to $11,327,000, or 1.63% of total loans at December 31, 2008.

A written agreement was signed on January 6, 2010 among the Company, NVB and the Federal Reserve Bank (the final written agreement, as executed by the parties, is herein called the “Written Agreement”). Among other things, the Written Agreement provides that the Company and NVB shall submit to the Federal Reserve Bank their continuing plans to enhance lending and credit administration functions, to maintain policies and procedures for the maintenance of an adequate allocation for loan and lease losses, to strengthen the management of commercial real estate concentrations and to update its capital plan in order to maintain capital ratios at or above the required minimums. The Written Agreement also restricts the payment of dividends and any payments on trust preferred securities, any reduction in capital or the purchase or redemption of stock without the prior approval of the Federal Reserve Bank. Progress reports detailing the form and manner of all actions taken to secure compliance with the Written Agreement must be submitted to the Federal Reserve Bank at least quarterly. This description of the Written Agreement is a summary and does not purport to be a complete description of all of the terms of such agreement and is qualified in its entirety by reference to the copy of the Written Agreement filed by the Company on Form 8-K on January 8, 2010. The Directors of the Company and NVB have recognized and unanimously agree with the goal of financial soundness represented by the Written Agreement and have confirmed the intent of the Directors and senior management of the Company and NVB to diligently seek to comply with all requirements (including timelines) specified in the Written Agreement. The Company believes it is in full compliance with the terms of the Written Agreement.

Results of Operations

Net Interest Income and Net Interest Margin (fully taxable equivalent basis). Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $345,000, $474,000 and $559,000 in taxable-equivalent interest income on tax-free investments for the years ending December 31, 2009, 2008 and 2007.

Net interest income for 2009 was $31,579,000, a $4,032,000, or 11.3%, decrease from net interest income of $35,611,000 in 2008. Interest income decreased $8,265,000, or 15.7%, to $44,300,000 in 2009 due primarily to decreased yields on earning assets. The Company also had $2,143,000 in foregone interest income for the loans placed on nonaccrual status. The average loans outstanding decreased $75,449,000, or 10.4%, to $649,806,000. This lower loan volume decreased interest income by $4,980,000. The average yield earned on the loan portfolio decreased 56 basis points to 6.04% for 2009. This decrease in yield reduced interest income by $3,684,000. The total decrease to interest income from the loan portfolio was $8,664,000. The average balance of the investment portfolio increased $30,305,000, or 30.5%, which accounted for a $989,000 increase in interest income and a decrease in average yield of the investment portfolio of 84 basis points reduced interest income by $654,000.

Interest expense in 2009 decreased $4,233,000, or 25.0%, to $12,721,000. The largest decrease was related to lower average balances on other borrowings in 2009 compared to 2008. The average balance of other borrowings decreased $41,397,000, or 56.2%, which accounted for a $1,933,000 decrease in interest expense offset by an increase in the average rate paid, which increased 179 basis points to 6.46%. This increase in rate paid increased interest expense by $582,000. The next largest decrease to interest expense was in time deposit accounts which decreased $1,231,000 as the average rates paid on these accounts decreased 102 basis points to 2.75% and reduced interest expense by $3,131,000 while an increase in the average balances of these accounts increased interest expense by $1,900,000. The average rate paid on savings and money market accounts decreased 67 basis points to 0.92% for 2009 compared to 1.59% for 2008, resulting in a decrease to interest expense of $1,179,000. This decrease was offset partially by higher average balances in savings and money market accounts of $1,211,000 in 2009, resulting in a $19,000 increase in interest expense compared to 2008.

The net interest margin for 2009 decreased 43 basis points to 3.88% from 4.31% in 2008. The net interest margin for the 4th quarter of 2009 was 3.68%, which was a 47 basis point decline from 4.15% in the 4th quarter of 2008 and no change from the 3rd quarter of 2009.

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

Average Daily Balance Sheets
(Dollars in thousands)
	2009			2008			2007
	Average	Yield/	Interest	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount	Balance	Rate	Amount

Assets

Federal funds sold	$33,587	0.23%	$76	$899	1.33%	$12	$7,586	5.25%	$398
Investments:
Taxable securities	113,711	3.45%	3,926	77,400	4.03%	3,120	94,475	4.37%	4,130
Nontaxable securities(1)	15,825	6.73%	1,065	19,381	6.71%	1,301	20,917	6.78%	1,418
FNMA preferred stock (1)	—	—	—	2,450	9.59%	235	6,622	6.42%	425

Total investments	129,536	3.85%	4,991	99,231	4.69%	4,656	122,014	4.90%	5,973

Total loans and leases (2)(3)	649,806	6.04%	39,233	725,255	6.60%	47,897	684,506	7.85%	53,712

Total earning assets/interest income	812,929	5.45%	44,300	825,385	6.37%	52,565	814,106	7.38%	60,083

Nonearning assets	110,782			100,357			100,205
Allowance for loan and lease losses	(17,249)			(11,941)			(9,025)
Total nonearning assets	93,533			88,416			91,180

Total assets	$906,462			$913,801			$905,286

Liabilities and Stockholders’ Equity

Transaction accounts	$154,763	0.32%	$493	$155,983	0.63%	$984	$157,197	0.48%	$753
Savings and money market	177,740	0.92%	1,644	176,529	1.59%	2,804	193,498	1.88%	3,646
Time deposits	308,419	2.75%	8,496	258,030	3.77%	9,727	219,685	4.60%	10,098
Other borrowed funds	32,298	6.46%	2,088	73,695	4.67%	3,439	70,540	5.87%	4,141
Total interest bearing liabilities/interest expense	673,220	1.89%	12,721	664,237	2.55%	16,954	640,920	2.91%	18,638

Noninterest bearing deposits	147,266			159,745			174,457
Other liabilities	11,937			9,532			11,242

Total liabilities	832,423			833,514			826,619

Stockholders’ equity	74,039			80,287			78,667

Total liabilities and stockholders’ equity	$906,462			$913,801			$905,286
Net interest income			$31,579			$35,611			$41,445
Net interest spread		3.56%			3.82%			4.47%
Net interest margin (4)		3.88%			4.31%			5.09%

(1) Tax-equivalent basis; nontaxable securities are exempt from federal taxation.
(2) Loans on nonaccrual status have been included in the computations of averages balances.
(3) Includes loan fees of $802, $621 and $1,524 for years ended December 31, 2009, 2008 and 2007.
(4) Net interest margin is determined by dividing net interest income by total average earning assets.

The following table summarizes changes in net interest income resulting from changes in average asset and liability balances (volume) and changes in average interest rates. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate
(In thousands)
	2009 Compared to 2008			2008 Compared to 2007
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income

Interest on Federal funds sold	$435	$(371)	$64	$(351)	$(35)	$(386)
Interest on investments:
Taxable securities	1,463	(657)	806	(746)	(264)	(1,010)
Nontaxable securities	(239)	3	(236)	(104)	(13)	(117)
FNMA preferred stock	(235)	—	(235)	(268)	78	(190)
Total investments	989	(654)	335	(1,118)	(199)	(1,317)
Interest on loans and leases	(4,980)	(3,684)	(8,664)	3,199	(9,014)	(5,815)
Total interest income	(3,556)	(4,709)	(8,265)	1,730	(9,248)	(7,518)

Interest Expense

Transaction accounts	(8)	(483)	(491)	(6)	237	231
Savings and money market	19	(1,179)	(1,160)	(319)	(523)	(842)
Time deposits	1,900	(3,131)	(1,231)	1,764	(2,135)	(371)
Other borrowed funds	(1,933)	582	(1,351)	185	(887)	(702)
Total interest expense	(22)	(4,211)	(4,233)	1,624	(3,308)	(1,684)

Total change in net interest income	$(3,534)	$(498)	$(4,032)	$106	$(5,940)	$(5,834)

Provision for Loan and Lease Losses. The provision for loan and lease losses corresponds to management’s assessment as to the inherent risk in the portfolio for potential losses. The provision adjusts the balance in the allowance for loan and lease so that the allowance is adequate to provide for the potential losses based upon historical experience, current economic conditions, the mix in the portfolio and other factors necessary in estimating these losses. For further information, see discussion under “Loan and Lease Portfolio” on page 36 and “Allowance for Loan and Lease Losses” on page 39.

The Company provided $26,500,000 for loan and lease losses in 2009 as compared to $12,100,000 in 2008 and $2,050,000 in 2007. The increase in the provision for loan and lease losses is due primarily to the level of charge-offs experienced of $20,744,000 for the year ended December 31, 2009 and the increase in the level of nonperforming loans to $46,598,000 at December 31, 2009, up from $18,936,000 at December 31, 2008. Loan charge-offs, net of recoveries were $19,288,000 in 2009, $11,528,000 in 2008 and $126,000 in 2007. The ratio of net charge-offs to average loans and leases outstanding were 2.97% in 2009, 1.59% in 2008 and 0.02% in 2007. The ratio of the allowance for loan and lease losses to total loans and leases was 3.08% in 2009, 1.63% in 2008 and 1.44% in 2007. The provision of $26,500,000 for the year ended December 31, 2009 reflects management’s assessment of the required provision to maintain the overall adequacy of the allowance for loan and lease losses. This assessment includes the consideration of the increase in nonperforming loans and the overall effect of the slowing economy, particularly in real estate. Management believes that the current level of allowance for loan and lease losses as of December 31, 2009 of $18,539,000, or 3.08% of total loans and leases, is adequate at this time.

Noninterest Income. The following table is a summary of the Company’s noninterest income for the years ended December 31 (in thousands):

	2009	2008	2007
Service charges on deposit accounts	$6,483	$7,162	$6,870
Other fees and charges	4,265	3,882	3,730
Earnings on cash surrender value of life insurance policies	1,371	1,325	1,276
Gain on sale of loans	346	107	153
Gain (loss) on sales, calls and impairment of securities	655	(3,386)	(1,752)
Other	890	1,062	882
Total	$14,010	$10,152	$11,159

Total noninterest income increased $3,858,000, or 38.0%, to $14,010,000 in 2009 from $10,152,000 for the year ended December 31, 2008. Service charges on deposit accounts decreased by $679,000 due to a decline in fee-based transaction activity in deposit account services and overdraft transactions. Other fees and charges increased by $383,000 due to higher interchange rates for ATM transactions and an increase in income related to residential mortgage origination activity. Noninterest income from gain on sale of loans also increased $239,000 in 2009 due to a higher level of originations of loans for sale. The Company recorded $655,000 in gains on sales of available for sale securities due primarily from the sale of agency mortgage-backed securities compared to a loss of $3,386,000 on available for sale securities for the same period in 2008 primarily as a result of an impairment loss on its FNMA Preferred Stock. Other income decreased $172,000 in 2009 compared to 2008.

Total noninterest income decreased $1,007,000, or 9.0%, to $10,152,000 in 2008 from $11,159,000 for the year ended December 31, 2007. Service charges on deposit accounts and other fees and charges increased by $292,000 and $152,000, respectively, due to increased debit card activity in the Company’s business debit card program and higher interchange rates for ATM transactions. Noninterest income from gain on sale of loans decreased $46,000 in 2008 due to a lower level of originations of loans for sale and the decision to retain more of these loans in the portfolio. Other income increased $180,000 in 2008 compared to 2007. During the third quarter of 2008, the Company recognized an impairment loss on its FNMA Preferred Stock of $3,284,000. The Company had purchased 100,000 shares of this security in June 2003 at par, $50.00 per share, and recognized an impairment charge in the fourth quarter of 2007 to reflect its December 31, 2007 market value of $32.84 per share. Due to the United States Treasury and the FHFA decision to place FNMA under conservatorship on September 7, 2008, the Company concluded that these securities were further impaired and were written down by $3,284,000 to zero at September 30, 2008. This impairment was the primary reason for the decrease in noninterest income for the year ended December 31, 2008.

Noninterest Expense. The following table is a summary of the Company’s noninterest expense for the years ended December 31 (in thousands):

	2009	2008	2007
Salaries and benefits	$18,500	$20,526	$21,674
Impairment of goodwill	15,187	—	—
Occupancy	3,079	3,037	3,075
FDIC and state assessments	2,307	672	196
Data processing	2,165	2,349	2,227
Other real estate owned expense	2,119	89	—
Furniture and equipment	1,847	2,003	2,029
Professional services	1,212	1,305	1,572
ATM and online banking	1,107	1,040	986
Loan expense	870	575	419
Postage	591	607	524
Operations expense	580	803	881
Marketing	573	938	959
Messenger	551	337	348
Printing and supplies	524	693	700
Director	457	620	579
Amortization of intangibles	146	398	651
Merger expense	—	—	760
Other	2,175	2,666	2,806
Total	$53,990	$38,658	$40,386

Total noninterest expense increased $15,332,000, or 39.7%, to $53,990,000 in 2009 compared to $38,658,000 in 2008. The primary reason for the increase was due to a goodwill impairment charge of $15,187,000 during the fourth quarter of 2009. Salaries and benefits decreased by $2,026,000 to $18,500,000 for the year ended December 31, 2009, compared to $20,526,000 for the same period in 2008 as a result of reductions in staff, lower commission expense, lower expenses from stock incentive plans and pension cost, along with reduced contributions to the Company’s 401K and ESOP plans. Offsetting this decrease, FDIC deposit insurance assessments increased $1,635,000 when compared to the same period in 2008, reflecting the FDIC’s higher base assessment rate for 2009 and expenses related to the FDIC’s industry-wide emergency special assessment in the second quarter. The FDIC exempted the Bank from the requirement to prepay estimated quarterly assessments for the years 2010, 2011, and 2012 on December 30, 2009. The increase in noninterest expense was also driven by the recording of loss on sale, write-downs and expenses of OREO of $2,119,000 for the year ended December 31, 2009 compared to $89,000 for the same period in 2008. Most other expense categories for the year ended December 31, 2009 experienced relatively small changes from 2008. The Company’s ratio of noninterest expense to average assets was 5.96% for 2009 compared to 4.23% for 2008 and 4.46% for 2007.

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

Income Taxes. The benefit for income taxes for the year ended December 31, 2009 was $9,394,000 as compared to a benefit for income taxes of $3,675,000 for the same period in 2008 and a provision for income taxes of $3,075,000 for 2007. The effective tax benefit rate for state and federal income taxes was 26.7% for the year ended December 31, 2009, compared to an effective income tax rate of 67.2% for the year ended December 31, 2008, and 32.0% for 2007. The Company’s benefit rate of 26.7% was driven by the amount of permanent differences the Company has that adjusts pre-tax income or pre-benefit loss. Excluding the tax effect of the goodwill impairment, the Company’s effective tax benefit rate would have been 41.8%.

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

As of December 31, 2009, the Company had recorded net deferred income tax assets (which are included in other assets in the accompanying condensed consolidated balance sheets) of approximately $11,921,000. The estimate of the amount of deferred income tax assets which will ultimately be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. Our ability to realize the benefit of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management has weighed the evidence and considering its projection of future earnings, it has twenty years to utilize the deferred tax assets before their expiration, and that it may employ various tax planning strategies to facilitate the utilization of the deferred tax assets, it has determined that it is not more likely than not that all of the Company’s deferred income tax assets as of December 31, 2009 will not be realized and therefore no valuation allowance was recorded.

Balance Sheet Analysis

North Valley Bancorp’s total assets increased $4,811,000, or 0.6%, to $884,362,000 at December 31, 2009 compared to $879,551,000 at December 31, 2008 with increases in federal funds sold and investment securities offset by decreases in the loan portfolio and goodwill.

Investment Securities. During 2009, the Company used liquidity from the reduction in the loan portfolio and other borrowed funds to increase the investment securities portfolio. The investment securities portfolio increased $69,978,000 from year end 2008 to a total of $146,344,000 at December 31, 2009. The increase was primarily due to purchase of U.S government sponsored agency securities and mortgage-backed securities. During 2008, the Company used liquidity from the maturities and pay downs of the investment securities portfolio to reduce its other borrowed funds. The investment securities portfolio decreased $28,006,000 from year end 2007 to a total of $76,366,000 at December 31, 2008.

The amortized cost of securities and their approximate fair value are summarized in the following table for the years ended December 31 (in thousands):

	2009	2008	2007
Available-for-Sale (Amortized Cost)
Obligations of U.S. Government agencies	$11,507	$1,500	$3,499
Obligations of states and political subdivisions	15,633	16,037	20,563
Mortgage-backed securities	111,182	51,894	69,433
Corporate securities	6,000	6,002	6,009
Equity securities	3,000	3,000	6,284
	$147,322	$78,433	$105,788

Available-for-Sale (Fair Value)
Obligations of U.S. Government agencies	$11,471	$1,593	$3,534
Obligations of states and political subdivisions	15,989	16,176	21,078
Mortgage-backed securities	111,777	51,945	68,140
Corporate securities	4,098	3,631	5,339
Equity securities	3,000	3,000	6,250
	$146,335	$76,345	$104,341

Held-to-Maturity (Amortized Cost)
Mortgage-backed securities	$9	$21	$31

Held-to-Maturity (Fair Value)
Mortgage-backed securities	$9	$20	$31

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

During the third quarter of 2008, the Company recognized impairment on its FNMA Preferred Stock of $3,284,000. The Company purchased 100,000 shares of this security in June 2003 at par, $50.00 per share, and recognized an impairment charge in the fourth quarter of 2007 to reflect its December 31, 2007 market value of $32.84. Due to the U.S. Treasury and the FHFA decision to place FNMA under conservatorship on September 7, 2008, the Company concluded that these securities were further impaired and were written down by $3,284,000 to zero at September 30, 2008.

The following table shows estimated fair value of our investment securities, exclusive of equity securities with a fair value of $3,000,000, by year of maturity as of December 31, 2009. Expected maturities, specifically of mortgage-backed securities, may differ significantly from contractual maturities because borrowers may have the right to prepay with or without penalty. Tax-equivalent adjustments have been made in calculating yields on tax exempt securities.

Contractual Maturity Distribution and Yields of Investment Securities (in thousands):

	Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total

Available for sale securities:
Obligations of U.S. government agencies	$4,539	$6,932	$—	$—	$11,471
Obligations of states and political subdivisions	1,474	11,378	2,293	844	15,989
Mortgage-backed securities	1,344	62,636	40,141	7,656	111,777
Corporate securities	—	—	—	4,098	4,098
Total securities available for sale	$7,357	$80,946	$42,434	$12,598	$143,335

Weighted average yield	3.60%	3.51%	3.84%	3.38%	3.60%

Held to maturity securities:
Mortgage-back securities	$—	$—	$9	$—	$9

Weighted average yield			2.44%		2.44%

Loan and Lease Portfolio. The loan and lease portfolio decreased $91,005,000, or 13.1%, in 2009 and totaled $602,417,000 at December 31, 2009. During 2008, loans decreased $52,831,000, or 7.1%, to $693,422,000 from $746,253,000 at December 31, 2007. Loans are the Company’s largest and highest yielding component of earning assets and as such loan growth is generally desirable subject to acceptable levels of credit risk and overall general economic conditions. During 2009, the Company decided to reduce its loan portfolio, specifically construction loans, as they posed the highest level of risk in the current real estate market and economic environment. The loan to deposit ratio at December 31, 2009 was 76.5% as compared to 91.9% at December 31, 2008 and 101.3% at December 31, 2007.

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

Major classifications of loans and leases for the years ended December 31are summarized as follows (in thousands):

	2009	2008	2007	2006	2005
Commercial	$66,513	$92,029	$92,419	$78,122	$63,088
Real estate - commercial	313,917	327,098	297,272	263,323	245,610
Real estate - construction	92,111	136,755	225,758	213,199	199,129
Real estate - mortgage	59,816	62,155	50,131	40,487	39,500
Installment	22,289	29,945	41,161	27,951	40,818
Direct financing leases	813	1,035	1,307	1,985	3,120
Other	47,665	45,424	39,297	35,828	33,890
Total loans and leases receivable	603,124	694,441	747,345	660,895	625,155
Deferred loan (fees) costs, net	(707)	(1,019)	(1,092)	(1,102)	(643)
Allowance for loan and lease losses	(18,539)	(11,327)	(10,755)	(8,831)	(7,864)
Net loans and leases	$583,878	$682,095	$735,498	$650,962	$616,648

Commercial loans and Direct Financing Leases decreased $25,516,000, or 27.7%, and $222,000, or 21.5%, during 2009, respectively, due to reduced loan originations, an increase in loan charge-offs and management’s decision to strategically reduce loan production. The Company decreased its Real Estate – Construction portfolio during the year by $44,644,000, or 32.7%, from $136,755,000 at December 31, 2008 to $92,111,000 at December 31, 2009. This reduction was primarily from principal reductions and pay-offs but was also a result of certain charge-offs and properties taken into OREO. Real Estate – Commercial loans decreased $13,181,000, or 4.0%, during 2009 from $327,098,000 at December 31, 2008 to $313,917,000 at December 31, 2009. Real Estate Mortgage loans decreased $2,339,000, or 3.8%. In January 2009, with mortgage rates reaching historical lows, the Company decided to not retain any real estate mortgage loans with fixed rates below 5.0% and to sell them to Freddie Mac resulting in an increase in net gains on sale of loans. Installment loans decreased $7,656,000, or 25.6%, due to the Company’s decision in January 2008 to discontinue its purchases of indirect auto contracts. Other loans increased $2,241,000, or 4.9%, from 2008.

At December 31, 2009 and 2008, the Company serviced real estate - mortgage loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $115,650,000 and $88,957,000, respectively.

The Company was contingently liable under letters of credit issued on behalf of its customers for $5,241,000 and $7,003,000 at December 31, 2009 and 2008, respectively. At December 31, 2009, commercial and consumer lines of credit, and real estate loans of approximately $52,831,000 and $58,589,000, respectively, were undisbursed. At December 31, 2008, commercial and consumer lines of credit, and real estate loans of approximately $97,110,000 and $61,820,000, respectively, were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk more than the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Company’s involvement in these instruments and do not necessarily represent the actual amount subject to credit loss. However, at December 31, 2009 and 2008, no losses are anticipated as a result of these commitments.

Maturity Distribution and Interest Rate Sensitivity of Loans and Commitments. The following table shows the maturity of certain loan categories and commitments. Also provided with respect to such loans and commitments are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands):

`		After One
	Within	Through	After
	One Year	Five Years	Five Years	Total

Commercial	$36,207	$18,696	$11,610	$66,513
Real estate - commercial	6,908	37,085	269,924	313,917
Real estate - construction	63,735	27,232	1,144	92,111
Real estate - mortgage	2,708	10,025	47,083	59,816
Installment	4,037	14,207	4,045	22,289
Direct financing leases	—	735	78	813
Other	374	413	46,878	47,665
	$113,969	$108,393	$380,762	$603,124

Loans maturing after one year with:
Fixed interest rates		$100,936	$209,375	$310,311
Variable interest rates		$7,457	$171,387	$178,844

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

Nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) totaled $46,598,000 at December 31, 2009, an increase of $27,662,000 from $18,936,000 at December 31, 2008. Of the 2009 balance, a specific reserve of $3,043,000 was established. Of the 2008 balance, a specific reserve of $1,755,000 was established. Nonperforming loans as a percentage of total loans were 7.74% at December 31, 2009, compared to 2.73% at December 31, 2008. Nonperforming assets (nonperforming loans and OREO) totaled $58,975,000 at December 31, 2009, an increase of $29,631,000 from December 31, 2008. Nonperforming assets as a percentage of total assets were 6.67% at December 31, 2009 compared to 3.34% at December 31, 2008.

For the years ended December 31, 2009, 2008 and 2007, the average recorded investment in loans and leases for which impairment had been recognized was approximately $41,323,000, $21,864,000 and $1,572,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $130,000, $25,000 and $38,000 for cash payments received in 2009, 2008 and 2007.

Nonperforming assets for the years ended December 31 are summarized as follows (in thousands):

	2009	2008	2007	2006	2005
Nonaccrual loans and leases	$46,598	$18,936	$1,608	$72	$686
Loans and leases past due 90 days or more and still accruing interest	—	—	156	403	67
Total nonperforming loans and leases	46,598	18,936	1,764	475	753
Other real estate owned	12,377	10,408	902	902	902
Total nonperforming assets	$58,975	$29,344	$2,666	$1,377	$1,655

The composition of nonperforming loans as of December 31, 2009, September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008 was as follows (in thousands):

	December	% of	September	% of	June	% of	March	% of	December	% of
	2009	total	2009	total	2009	total	2009	total	2008	total
Commercial	$215	0.5%	$1,079	2.0%	$4,097	9.2%	$60	0.3%	$1,347	7.1%
Real estate - commercial	13,825	29.7%	12,729	23.4%	11,024	24.9%	7,915	39.7%	4,721	24.9%
Real estate - construction	29,042	62.2%	37,483	68.7%	26,785	60.5%	9,492	47.7%	12,645	66.8%
Real estate - mortgage	2,980	6.4%	2,927	5.4%	2,131	4.8%	2,206	11.1%	193	1.0%
Installment	34	0.1%	40	0.1%	45	0.1%	49	0.2%	30	0.2%
Direct financing leases	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Other	502	1.1%	204	0.4%	222	0.5%	204	1.0%	—	0.0%
Total non perfoming loans	$46,598	100.0%	$54,462	100.0%	$44,304	100.0%	$19,926	100.0%	$18,936	100.0%

At December 31, 2009, real-estate-construction loans totaled $29,042,000, or 62.3%, of the nonperforming loans. There are twenty-two loans that make up the balance. Eleven of these loans are residential land loans totaling $17,707,000. Charge-offs of $6,105,000 have been taken on these loans and specific reserves of $397,000 have been established for these loans at December 31, 2009. There are nine loans for residential construction development projects totaling $10,473,000. Charge-offs of $1,909,000 have been taken on these loans and specific reserves of $1,171,000 have been established for these loans at December 31, 2009. The remaining two real estate-construction loans are commercial land loans totaling $863,000. There have been no charge-offs on either of these loans and no specific reserve has been established.

At December 31, 2009, there were eighteen real-estate-commercial loans totaling $13,825,000, or 29.7%, of the nonperforming loans. Three of these loans exceed $1,000,000. The largest real estate-commercial loan is for a single-tenant office building located in Sacramento County for $2,879,000. A specific reserve of $944,000 has been established for this loan. The second largest real estate-commercial loan is for multi-tenant light industrial buildings located in Shasta County for $1,950,000. No specific reserve has been established for this loan. The third largest real estate-commercial loan is for multi-tenant buildings in Sonoma County for $1,701,000. The Company has recorded a charge-off of $613,000 on this loan. No specific reserve has been established for this loan. The remaining fifteen real estate-commercial loans total $7,295,000 (approximate average loan balance of $486,000). Charge-offs of $1,599,000 have been taken on these loans and specific reserves of $277,000 have been established for these loans at December 31, 2009.

If interest on nonaccrual loans and leases had been accrued, such income would have approximated $2,143,000 in 2009, $2,305,000 in 2008 and $49,000 in 2007. Interest income of $130,000 in 2009, $25,000 in 2008 and $38,000 in 2007 was recorded when it was received on the nonaccrual loans and leases.

At December 31, 2009 there were no commitments to lend additional funds to borrowers whose loans or leases were classified as nonaccrual.

At December 31, 2009, net carrying value of other real estate owned increased $1,969,000 to $12,377,000 from $10,408,000 at December 31, 2008. During the year 2009, the Company transferred twenty properties into OREO totaling $11,234,000, sold eight properties totaling $7,542,000, had write-downs of OREO of $658,000, and recorded loss on sale of OREO of $1,065,000. At December 31, 2009, OREO was comprised of twenty-two properties which are broken down by type: residential construction of $4,789,000, residential land of $2,215,000, commercial land of $1,580,000, non-farm non-residential properties of $2,363,000 and residential properties of $1,430,000.

Allowance for Loan and Lease Losses. Gross charge offs for the year ended December 31, 2009 were $20,744,000 and recoveries totaled $1,456,000 resulting in net charge offs of $19,288,000 compared to gross charge offs for the year ended December 31, 2008 of $11,805,000 and recoveries of $277,000 resulting in net charge offs of $11,528,000.

The following table summarizes the Company’s loan and lease loss experience for the years ended December 31 (dollars in thousands):

	2009	2008	2007	2006	2005

Average loans and leases outstanding	$649,806	$725,255	$684,506	$642,167	$590,313
Allowance for loan and lease losses at beginning of period	11,327	10,755	8,831	7,864	7,217
Loans and leases charged off:
Commercial	5,841	834	123	47	204
Real estate - commercial	2,579	460	—	—	—
Real estate - construction	10,917	9,677	—	—	—
Real estate - mortgage	567	66	—	—	—
Installment	645	768	132	211	398
Other	195	—	—	—	—

Total loans and leases charged off	20,744	11,805	255	258	602

Recoveries of loans and leases previously charged off:
Commercial	57	11	22	125	167
Real estate - commercial	—	21	—	—	—
Real estate - construction	1,120	—	—	—	—
Real estate - mortgage	—	—	—	—	—
Installment	279	244	107	125	147
Other	—	1	—	—	5

Total recoveries of loans and leases previously charged off	1,456	277	129	250	319

Net loans and leases charged off	19,288	11,528	126	8	283
Provisions for loan and lease losses	26,500	12,100	2,050	975	930

Balance of allowance for loan and lease losses at end of period	$18,539	$11,327	$10,755	$8,831	$7,864

Ratio of net charge-offs to average loans and leases outstanding	2.97%	1.59%	0.02%	0.00%	0.05%
Allowance for loan and lease losses to total loans and leases	3.08%	1.63%	1.44%	1.34%	1.26%

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of the risks inherent in the loan and lease portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan and lease loss experience, and the Company’s underwriting policies. The allowance for loan and lease losses is maintained at an amount management considers adequate to cover losses in loans and leases receivable, which are considered probable and estimable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. The Company also engages a third party credit review consultant to analyze the Company’s loan and lease loss adequacy. In addition, the Company engaged a third party credit review consultant in the fourth quarter of 2009 to do a focused review of the loan portfolio and loan and lease loss allowance. Various regulatory agencies, as an integral part of their examination process, periodically reviews the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

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

The formula allowance is adjusted for qualitative factors that are based upon management’s evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan and lease portfolio segments. The conditions evaluated in connection with the unallocated allowance at December 31, 2009 included the following, which existed at the balance sheet date:

•	General business and economic conditions effecting the Company’s key lending areas

•	Real estate values in Northern California

•	Loan volumes and concentrations, including trends in past due and nonperforming loans

•	Seasoning of the loan portfolio

•	Status of the current business cycle

•	Specific industry or market conditions within portfolio segments

•	Model imprecision

2.  Specific Allowance

Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individually impaired credit. In other words, these allowances are specific to the loss inherent in a particular loan. The amount for a specific allowance is calculated in accordance with the Impairment Topic of the FASB Accounting Standards Codification.

The $18,539,000 in formula and specific allowances at December 31, 2009 reflects management’s estimate of the inherent loss in various pools or segments in the portfolio and individual loans and leases, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio.

Management anticipates growth in commercial lending and owner-occupied commercial real estate and expects decreases in construction and consumer lending, while real estate mortgage lending should remain flat. As a result, future provisions will be required and the ratio of the allowance for loan and lease losses to loans and leases outstanding may increase to reflect increasing concentrations, loan type and changes in economic conditions.

The following table shows the allocation of the Company’s allowance and the percent of loans in each category to the total loans for the years ended December 31 (dollars in thousands).

	2009		2008		2007		2006		2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Balance Applicable to:
Commercial	$2,018	11.0%	$2,499	13.3%	$1,645	12.4%	$1,291	11.8%	$696	10.1%
Real estate - commercial	8,702	52.0%	3,227	47.1%	3,462	39.8%	3,256	39.9%	3,056	39.3%
Real estate - construction	3,800	15.3%	3,933	19.7%	4,025	30.2%	2,105	32.3%	2,012	31.9%
Real estate - mortgage	737	9.9%	309	9.0%	242	6.7%	150	6.1%	97	6.3%
Installment	391	3.7%	603	4.3%	725	5.5%	429	4.2%	684	6.5%
Other	451	8.1%	519	6.6%	455	5.4%	390	5.7%	407	5.9%
Unallocated	2,440		237		201		1,210		912
Total	$18,539	100.0%	$11,327	100.0%	$10,755	100.0%	$8,831	100.0%	$7,864	100.0%

Deposits. Deposits represent the Company’s primary source of funds. They are primarily core deposits in that they are demand, savings and money market, and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable as they are mostly derived from long-term banking relationships. During 2009, total deposits increased $32,865,000, or 4.4%, to $787,809,000 compared to $754,944,000 at December 31, 2008. The increase in deposits was due primarily to an increase in savings and money market deposits of $32,693,000, or 20.8%. The Company experienced a shift in deposits from noninterest-bearing demand deposits to savings and money market deposits as noninterest-bearing demand deposits decreased $9,327,000, or 5.8%. Interest-bearing demand deposits increased $8,343,000, or 5.5%, and time deposits increased $1,156,000, or 0.4%, during 2009. The shift in deposit mix has resulted in noninterest-bearing demand deposits representing 19.3% of total deposits at December 31, 2009 compared to 21.4% of total deposits at December 31, 2008.

During 2008, total deposits increased $18,205,000, or 2.5%, to $754,944,000 compared to $736,739,000 at December 31, 2007. The increase in deposits was due to the increase in time deposits of $43,358,000, or 18.0%. The Company experienced a shift in deposits from noninterest-bearing demand deposits and savings and money market deposits to time deposits as noninterest-bearing demand deposits decreased $5,867,000, or 3.5%, and savings and money market deposits decreased $24,103,000, or 13.3%. Interest-bearing demand deposits increased $4,817,000, or 3.3%, during 2008. The shift in deposit mix has resulted in noninterest-bearing demand deposits representing 21.4% of total deposits at December 31, 2008 compared to 22.8% of total deposits at December 31, 2007.

The following table summarizes the Company’s deposits at the indicated dates for the years ended December 31 (in thousands):

	2009	2008	2007
Noninterest-bearing demand	$152,421	$161,748	$167,615
Interest-bearing demand	160,216	151,873	147,056
Savings and money market	189,782	157,089	181,192
Time certificates	285,390	284,234	240,876
Total deposits	$787,809	$754,944	$736,739

Capital Resources. The Company maintains capital to support future growth and maintain financial strength while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity decreased $24,956,000 to $52,302,000 as of December 31, 2009, as compared to $77,258,000 at December 31, 2008. The decrease was the result of a net loss of $25,852,000 which was partially offset by a change in accumulated other comprehensive loss of $668,000 and stock based compensation expense of $228,000. Under current regulations, management believes that the Company meets all capital adequacy requirements. The Company suspended indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009. This Board decision was made to strengthen and preserve the Company’s capital base in these challenging economic times. Cash dividends distributed to shareholders were $0.40 per share for 2008.

The following table displays the Company’s and Bank’s capital ratios at December 31, 2009 (dollars in thousands).

			Minimum
			for Capital
			Adequacy	Well-capitalized
	Capital	Ratio	Purposes	Ratios
Company:
Tier 1 capital (to average assets)	$65,457	7.16%	4.00%	N/A
Tier 1 capital (to risk weighted assets)	$65,457	9.09%	4.00%	N/A
Total capital (to risk weighted assets)	$87,791	12.19%	8.00%	N/A

Bank:
Tier 1 capital (to average assets)	$79,907	8.80%	4.00%	5.00%
Tier 1 capital (to risk weighted assets)	$79,907	11.11%	4.00%	6.00%
Total capital (to risk weighted assets)	$89,015	12.38%	8.00%	10.00%

Impact of Inflation. Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution’s assets and liabilities consist largely of monetarily based items. The relatively low proportion of the Company’s fixed assets (approximately 1.2% at December 31, 2009) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

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

This exposure to mismatch risk is managed by attempting to match the maturities and repricing opportunities of assets and liabilities. This may be done by varying the terms and conditions of the products that are offered to depositors and borrowers. For example, if many depositors want shorter-term certificates while most borrowers are requesting longer-term fixed rate loans, the Company will adjust the interest rates on the certificates and loans to try to match up demand for similar maturities. The Company can then partially fill in mismatches by purchasing securities or borrowing funds from the Federal Home Loan Bank (“FHLB”) with the appropriate maturity or repricing characteristics.

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

The hypothetical impact of sudden interest rate shocks applied to the Company’s asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures. The results for the Company’s December 31, 2009 analysis indicates the following results for changes in net economic value and changes in net interest income over a one-year period given the interest rate shocks listed in the table below. Management believes that short and medium term interest rates will continue to remain at historical lows throughout the year.

	Shocked by -1%	Shocked by +2%

Net interest income	-0.6%	-0.3%
Net economic value	-5.6%	0.5%

For the modeling, the Company has made certain assumptions about the duration of its non-maturing deposits that are based on an analysis performed on the Company’s database to determine average length of deposit accounts. This assumption is important to determining net economic value at risk. The Company has compared its assumptions with those used by other financial institutions.

Liquidity. The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the pay-downs and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide secured federal funds for $10,000,000 as of December 31, 2009 were available to provide liquidity. In addition, NVB is a member of the FHLB providing an additional available line of credit of $171,621,000 secured by first deeds of trust on eligible 1-4 unit residential loans and qualifying investment securities. The Company also had a line of credit with the Federal Reserve Bank of $14,196,000 secured by qualifying investment securities. As of December 31, 2009, borrowings of $31,961,000 were outstanding in the form of Subordinated Debentures.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and available-for-sale investment securities) totaled $213,963,000 and $103,498,000, or 24.2% and 11.7% of total assets at December 31, 2009 and December 31, 2008, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $661,715,000 and $633,813,000 at December 31, 2009 and December 31, 2008, respectively.

In assessing liquidity, historical information such as seasonal loan demand, local economic cycles and the economy in general are considered along with current ratios, management goals and unique characteristics of the Company. Management believes the Company is in compliance with its policies relating to liquidity.

Certificates of Deposit. Maturities of time certificates of deposit outstanding of less than $100,000 and $100,000 or more at December 31, 2009 are summarized as follows (in thousands):

	$100,000	Under
	and over	$100,000
Three Months or Less	$42,031	$39,186
Over Three Months Through Twelve Months	74,591	107,850
Over One Year Through Three Years	8,255	11,426
Over Three Years	1,217	834
Total	$126,094	$159,296

As of December 31, 2009, the Company had $11,643,000 in brokered deposits consisting solely of customers’ time certificates of deposits that utilized the CDARs program. The Company’s policy limits the use of brokered deposits to 10% of total assets.

Other Borrowed Funds. Other borrowings outstanding as of December 31, 2009, 2008 and 2007 consist of Federal Home Loan Bank (“FHLB”) advances and Federal funds purchased. The Company did not have outstanding balances for FHLB advances or Federal funds purchased at December 31, 2009. The following table summarizes these borrowings for the years ended December 31 (in thousands):

	2008	2007
FHLB advances	$2,546	$86,957
Federal funds	970	235
Total borrowed funds	$3,516	$87,192

The following table provides information related to the Company’s short-term borrowings under its security repurchase arrangements and lines of credit for the periods indicated (dollars in thousands):

	2009	2008	2007
Average balance during the year	$337	$31,385	$38,579
Average interest rate for the year	0.29%	2.61%	4.41%
Maximum month-end balance during the year	$—	$70,087	$87,192
Average rate as of December 31,	0.00%	0.36%	3.46%

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2009 (in thousands):

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Subordinated Debentures, fixed rate of 10.25% payable on 2031	$10,310	$—	$—	$—	$10,310
Subordinated Debentures, floating rate of 3.53% payable on 2033	6,186	—	—	—	6,186
Subordinated Debentures, floating rate of 3.08% payable on 2034	5,155	—	—	—	5,155
Subordinated Debentures, floating rate of 6.16% payable on 2036	10,310	—	—	—	10,310
Operating lease obligations	4,750	1,212	1,518	1,024	996
Deferred compensation(1)	2,142	521	340	77	1,204
Supplemental retirement plans(1)	5,795	241	500	548	4,506
Total	$44,648	$1,974	$2,358	$1,649	$38,667

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

The following table discloses the Company’s condensed selected unaudited quarterly financial data for each of the quarters in the two-year period ended December 31, 2009.

	For the Quarter Ended
(In thousands except per share data)	December	September	June	March	December	September	June	March
	2009	2009	2009	2009	2008	2008	2008	2008

Interest income	$10,399	$10,896	$11,241	$11,419	$11,834	$12,744	$13,363	$14,150
Interest expense	2,852	3,226	3,332	3,311	3,706	3,932	4,294	5,022

Net interest income	7,547	7,670	7,909	8,108	8,128	8,812	9,069	9,128

Provision for loan and lease losses	9,000	1,500	9,000	7,000	3,000	1,500	5,200	2,400
Noninterest income	3,266	4,142	3,438	3,164	2,900	284	3,477	3,491
Noninterest expense	23,874	8,999	10,782	10,335	9,583	9,694	9,577	9,805

(Loss) income before (benefit) provision for income taxes	(22,061)	1,313	(8,435)	(6,063)	(1,555)	(2,098)	(2,231)	414
(Benefit) provision for income taxes	(2,721)	629	(4,346)	(2,956)	(2,409)	(679)	(722)	134

Net (loss) income	$(19,340)	$684	$(4,089)	$(3,107)	$854	$(1,419)	$(1,509)	$280

(Loss) earnings per share:
Basic	$(2.58)	$0.09	$(0.55)	$(0.41)	$0.11	$(0.19)	$(0.20)	$0.04
Diluted	$(2.58)	$0.09	$(0.55)	$(0.41)	$0.11	$(0.19)	$(0.20)	$0.04

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

Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management’s statement as to the framework used to evaluate the effectiveness of, and management’s assessment of the effectiveness of, the Company’s internal control over financial reporting as of December 31, 2009, appears in this report at page 49 and is incorporated here by this reference. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES

See “Report of Management on Internal Control over Financial Reporting” on page 49.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and executive officers required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission (the “Commission”) entitled “Election of Directors” (not including the share information included in the beneficial ownership tables nor the footnotes thereto nor the subsections entitled “Committees of the Board of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Meetings of the Board of Directors”) and the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders of the Company to be filed with the Commission entitled “Executive Compensation” and the subsection entitled “Election of Directors - Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from sections of the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled “Election of Directors - Security Ownership of Certain Beneficial Owners and Management,” as to share information in the tables of beneficial ownership and footnotes thereto and “Securities Authorized for Issuance Under Equity Compensation Plan.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled “Principal Accounting Fees and Services.”

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
Not applicable

Report of Management on Internal Control Over Financial Reporting

Financial Statements
Management of North Valley Bancorp and its subsidiaries (the Company) is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements as of December 31, 2009, and for the year then ended. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

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

The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

We have audited the accompanying consolidated balance sheets of North Valley Bancorp and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Valley Bancorp and subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We were not required or engaged to examine management’s assessment of the effectiveness of North Valley Bancorp and subsidiaries internal control over financial reporting as of December 31, 2009, and, accordingly, we do not express an opinion thereon.

/s/ Perry-Smith LLP

Sacramento, California
March 30, 2010

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(In thousands except share data)

	2009	2008
ASSETS
Cash and cash equivalents:
Cash and due from banks	$19,378	$27,153
Federal funds sold	48,250	—
Total cash and cash equivalents	67,628	$27,153

Time deposits at other financial institutions	425	—
Investment securities available for sale, at fair value	146,335	76,345
Investment securities held to maturity, at amortized cost	9	21

Loans and leases	602,417	693,422
Less: Allowance for loan and lease losses	(18,539)	(11,327)
Net loans and leases	583,878	682,095

Premises and equipment, net	10,319	11,418
Accrued interest receivable	2,565	2,742
Other real estate owned	12,377	10,408
FHLB and FRB stock and other securities	5,833	5,825
Bank-owned life insurance policies	32,745	31,612
Core deposit intangibles, net	692	838
Goodwill	—	15,187
Other assets	21,556	15,907

TOTAL ASSETS	$884,362	$879,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$152,421	$161,748
Interest-bearing	635,388	593,196
Total deposits	787,809	754,944

Other borrowed funds	—	3,516
Accrued interest payable and other liabilities	12,290	11,872
Subordinated debentures	31,961	31,961
Total liabilities	832,060	802,293

Commitments and Contingencies (Note 15)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none outstanding	—	—
Common stock, no par value: authorized 20,000,000 shares; outstanding 7,495,817 at December 31, 2009 and 2008	41,781	41,553
Retained earnings	11,578	37,430
Accumulated other comprehensive loss, net of tax	(1,057)	(1,725)
Total stockholders’ equity	52,302	77,258

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$884,362	$879,551

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands except per share data)

	2009	2008	2007
INTEREST INCOME:
Interest and fees on loans and leases	$39,233	$47,897	$53,712
Interest on investments:
Taxable interest income	3,926	3,297	4,450
Nontaxable interest income	720	885	964
Interest on federal funds sold and repurchase agreements	76	12	398
Total interest income	43,955	52,091	59,524

INTEREST EXPENSE:
Deposits	10,633	13,515	14,497
Subordinated debentures	2,087	2,340	2,438
Other borrowings	1	1,099	1,703
Total interest expense	12,721	16,954	18,638

NET INTEREST INCOME	31,234	35,137	40,886

PROVISION FOR LOAN AND LEASE LOSSES	26,500	12,100	2,050

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	4,734	23,037	38,836

NONINTEREST INCOME:
Service charges on deposit accounts	6,483	7,162	6,870
Other fees and charges	4,265	3,882	3,730
Earnings on cash surrender value of life insurance policies	1,371	1,325	1,276
Gain on sale of loans, net	346	107	153
Gain (loss) on sales, calls and impairment of securities, net	655	(3,386)	(1,752)
Other	890	1,062	882
Total noninterest income	14,010	10,152	11,159

NONINTEREST EXPENSES:
Salaries and employee benefits	18,500	20,526	21,674
Occupancy expense	3,079	3,037	3,075
Furniture and equipment expense	1,847	2,003	2,029
FDIC and state assessments	2,307	672	196
Impairment of Goodwill	15,187	—	—
Other real estate owned expense	2,119	89	—
Other	10,951	12,331	13,412
Total noninterest expenses	53,990	38,658	40,386

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(35,246)	(5,469)	9,609

(BENEFIT) PROVISION FOR INCOME TAXES	(9,394)	(3,675)	3,075

NET (LOSS) INCOME	$(25,852)	$(1,794)	$6,534

Per Share Amounts
Basic (Loss) Earnings Per Share	$(3.45)	$(0.24)	$0.89
Diluted (Loss) Earnings Per Share	$(3.45)	$(0.24)	$0.86
Cash Dividends Per Common Share	$—	$0.40	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands except share data)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

Balance January 1, 2007	7,300,914	39,202	$38,626	$(2,337)	$75,491

Comprehensive income:
Net income			6,534		6,534
Other comprehensive income, net of tax of $660:
Net unrealized gain on available for sale securities, net of reclassification adjustment of $(1,034)				950	950
Adjustment for the change in the unfunded status of the supplemental retirement plan, net of tax of $3				4	4
Total comprehensive income					7,488

Stock options exercised, net of shares tendered	104,952	899			899
Stock-based compensation expense	7,200	368			368
Tax benefit derived from exercise of stock options		173			173
Cash dividends on common stock			(2,948)		(2,948)

Balance December 31, 2007	7,413,066	40,642	42,212	(1,383)	81,471

Comprehensive loss:
Net loss			(1,794)		(1,794)
Other comprehensive loss, net of tax of $263
Net unrealized loss on available for sale securities, net of reclassification adjustment of $1,998				(379)	(379)
Adjustment for the change in the unfunded status of the supplemental retirement plan, net of tax of $25				37	37
Total comprehensive loss					(2,136)

Stock options exercised, net of shares tendered	75,551	518			518
Stock-based compensation expense	7,200	352			352
Tax benefit derived from exercise of stock options		41			41
Cash dividends on common stock			(2,988)		(2,988)

Balance December 31, 2008	7,495,817	$41,553	$37,430	$(1,725)	$77,258

Comprehensive loss:
Net loss			(25,852)		(25,852)
Other comprehensive income, net of tax of $451
Net unrealized gain on available for sale securities, net of reclassification adjustment of $386				650	650
Adjustment for the change in the unfunded status of the supplemental retirement plan, net of tax of $13				18	18
Total comprehensive loss					(25,184)

Stock-based compensation expense		228			228
Balance December 31, 2009	7,495,817	$41,781	$11,578	$(1,057)	$52,302

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 (in thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(25,852)	$(1,794)	$6,534
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,950	2,084	2,184
Amortization (accretion) of premium on securities, net	672	(24)	53
Amortization of core deposit intangible	146	398	650
Provision for loan and lease losses	26,500	12,100	2,050
Net losses on sale and write-down of other real estate owned	1,723	77	—
Gain on sale of loans	(346)	(107)	(153)
(Gain) loss on sale, calls and impairment of securities	(655)	3,386	1,752
Gain on sale of premises and equipment	(28)	—	(3)
FHLB stock dividends	—	(215)	(187)
Write-down of impaired goodwill	15,187	—	—
Deferred tax benefit	(3,929)	(1,774)	(1,906)
Stock-based compensation expense	228	352	368
Excess tax benefit from exercise of stock options	—	(41)	(173)
Effect of changes in:
Accrued interest receivable	177	1,170	(74)
Other assets	(3,317)	(4,834)	(969)
Accrued interest payable and other liabilities	449	319	1,397
Net cash provided by operating activities	12,905	11,097	11,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of time deposits at other financial institutions	(425)	—	—
Purchases of available for sale securities	(117,847)	—	—
Proceeds from sales of available for sale securities	18,957	3,638	—
Proceeds from maturities/calls of available for sale securities	29,984	20,355	29,035
Proceeds from maturities/calls of held to maturity securities	12	10	50
Purchases of FHLB and FRB stock and other securities	(8)	(562)	(555)
Proceeds from redemptions of FHLB and FRB stock and other securities	—	1,190	—
Net decrease (increase) in loans and leases	60,828	24,831	(86,432)
Proceeds from sales of other real estate owned	7,543	6,996	—
Proceeds from sales of premises and equipment	53	—	—
Purchases of premises and equipment	(876)	(1,071)	(815)
Net cash (used in) provided by investing activities	(1,779)	55,387	(58,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	32,865	18,205	(13,549)
Net change in other borrowed funds	(3,516)	(83,676)	49,692
Cash dividends paid	—	(2,988)	(2,948)
Exercise of stock options, including tax benefit	—	559	1,072
Net cash provided by (used in) financing activities	29,349	(67,900)	34,267

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,475	(1,416)	(12,927)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	27,153	28,569	41,496
CASH AND CASH EQUIVALENTS, END OF YEAR	$67,628	$27,153	$28,569

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$12,864	$17,133	$18,938
Income taxes (refunded) paid	(4,152)	2,390	5,812

Noncash investing and financing activities:
Net change in unrealized gain (loss) on available for sale investment securities	650	(379)	950
Transfer from loans to other real estate owned	11,234	16,579	—
Cash dividends declared	—	750	739
Tax benefit from stock options exercised	—	41	173

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

Bank Processing, Inc., was dissolved on February 26, 2007. On August 31, 2004, the Company acquired Yolo Community Bank (“YCB”) in a transaction accounted for under the purchase method of business combinations. Yolo Community Bank changed its name to NVB Business Bank (“NVB BB”) effective February 11, 2005. After the close of business on June 30, 2006, NVB BB was merged into North Valley Bank.

The deposits of NVB are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable legal limits. NVB is participating in the FDIC sponsored Transaction Account Guarantee Program. Under this program, through June 30, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

The Company’s principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company’s primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of the Company’s revenues. NVB operates 25 branches, including two supermarket branches.

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

Consolidation and Basis of Presentation - The consolidated financial statements include North Valley Bancorp and its wholly owned subsidiary North Valley Bank: NVB has one wholly owned inactive subsidiary, North Valley Trading Company. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications – Certain amounts in 2008 and 2007 have been reclassified to conform with the 2009 consolidated financial statement presentation.

Cash and Cash Equivalents - For the purposes of the consolidated statement of cash flows, cash and cash equivalents have been defined as cash, demand deposits with correspondent banks, cash items, settlements in transit, and federal funds sold and repurchase agreements. Generally, federal funds are sold for one-day periods and repurchase agreements are sold for eight to fourteen-day periods. The Company had federal funds sold of $48,250,000 and no repurchase agreements at December 31, 2009. The Company did not have any federal funds sold or repurchase agreements at December 31, 2008. Cash equivalents have remaining terms to maturity of three months or less from the date of acquisition.

Reserve Requirements. The Company is subject to regulation by the Federal Reserve Board. The regulations require the Company to maintain certain cash reserve balances on hand or at the Federal Reserve Bank (“FRB”). At December 31, 2009, the Company had no reserve requirement. At December 31, 2008, the Company had reserves of $612,000.

Investment Securities - The Company accounts for its investment securities as follows:

Trading securities are carried at fair value. Changes in fair value are included in noninterest income. The Company did not have any securities classified as trading at December 31, 2009 and 2008.

Available for sale securities are carried at estimated fair value and represent securities not classified as trading securities nor as held to maturity securities. Unrealized gains and losses resulting from changes in fair value are recorded, net of tax, as a net amount within accumulated other comprehensive loss, which is a separate component of stockholders’ equity.

Held to maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. The Company’s policy of carrying such investment securities at amortized cost is based upon its ability and management’s intent to hold such securities to maturity.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. As of and for the year ended December 31, 2009 and 2008, there were no transfers of securities between categories.

Gains or losses on disposition are recorded in noninterest income based on the net proceeds received and the carrying amount of the securities sold, using the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums.

Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Declines in fair value below cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses for both held-to-maturity and available-for-sale securities. The amount of impairment related to other factors is recognized in other comprehensive income.

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

The Company may purchase loans or acquire loans through a business combination for which differences exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2009 and 2008, there were no loans being accounted for under this policy.

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

Other Real Estate Owned - Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at its fair value less estimated costs to sell (fair value). The amount, if any, by which the recorded amount of the loan exceeds the fair value less estimated costs to sell are charged to the allowance for loan or lease losses, if necessary. After foreclosure, valuations are periodically performed by management with any subsequent write-downs recorded as a valuation allowance and charged against operating expenses. Operating expenses of such properties, net of related income, are included in noninterest expenses and gains and losses on their disposition are included in other income and noninterest expenses.

FHLB and FRB Stock and Other Securities – The Company purchases restricted stock in the Federal Home Loan Bank of San Francisco (FHLB), the Federal Reserve Bank (FRB) and others as required to participate in various programs offered by these institutions. These investments are carried at cost and may be redeemed at par with certain restrictions.

Core Deposit Intangibles – These assets represent the estimated fair value of the deposit relationships acquired in the acquisition of YCB and is being amortized by the straight-line method. The YCB core deposit intangible was recorded at $1,421,000 in August, 2004 with accumulated amortization of $729,000 at December 31, 2009. It is being amortized at $146,000 per year over an estimated life of ten years with a remaining amortization period of approximately five years. Amortization expense on these intangibles was $146,000, $398,000 and $650,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense over the next four years is expected to be approximately $146,000 in years 2010 through 2013. Management evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization. There were no revisions resulting from management’s assessment in 2009, 2008 or 2007.

Goodwill – Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the fair values assigned to assets acquired and liabilities assumed in transactions accounted for under the acquisition method of accounting. Goodwill was recorded in the Company’s acquisition of YCB. During the fourth quarter of 2009 the Company recorded a goodwill impairment charge of $15,187,000, reducing the balance of goodwill to zero. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the acquisition method of accounting. The Company records impairment losses as charges to noninterest expense and adjustments to the carrying value of goodwill. Goodwill is tested at a reporting unit level annually and the Company has engaged the assistance of an independent consulting firm since the end of 2008. The comparison of the fair value of the reporting unit to its carrying value and the recent decline in the Company’s stock price and market capitalization indicated that potential impairment existed. As a result of this analysis, the Company determined that impairment had occurred and recorded an impairment charge of $15,187,000, the entire amount of its goodwill.

Defined Benefit Pension and Other Post Retirement Plans – Since December 31, 2006, the Company has recognized the funded status of its defined benefit plan in the accompanying consolidated balance sheet with gains or losses and prior service costs or credits that arise during the period that are not recognized as net period benefit expenses recorded in other comprehensive income. The Company was required to recognize the underfunded status of its supplemental retirement plan as a liability in the consolidated balance sheet as of December 31, 2006 and recognizes subsequent changes in that unfunded status through other comprehensive income. For the years ended December 31, 2009, 2008 and 2007, the amount recognized through other comprehensive income was $18,000, $37,000 and $4,000, respectively.

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

The Company uses a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

(Loss) Earnings per Share - Basic (loss) earnings per share (EPS), which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.

Stock-Based Compensation - At December 31, 2009, the Company had three shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan and the 2008 Stock Incentive Plan. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. Pursuant to the 1998 Employee Stock Incentive Plan there were outstanding options to purchase 409,040 shares of Common Stock at December 31, 2009. As provided in the 1998 Employee Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. As of December 31, 2009, there were options outstanding under the 1999 Director Stock Option Plan for the purchase of 90,000 shares of Common Stock. As provided in the 1999 Director Stock Option Plan, the authorization to award stock options terminated on April 1, 2009. As of December 31, 2009, there were options outstanding under the 2008 Stock Incentive Plan for the purchase of 269,925 shares of Common Stock. A total of 279,991 shares of Common Stock were available for the grant of additional options under the 2008 Stock Incentive Plan at December 31, 2009. Options for a total of 1,048,956 shares were authorized under all three plans at December 31, 2009.

The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. The shares of Common Stock authorized to be granted as options under the 2008 Stock Incentive Plan consist of 549,916 shares of the Company’s Common Stock of which 269,925 shares were outstanding and 279,991 shares remained available for grant at December 31, 2009. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Each outside director of the Company shall also be eligible to receive a stock award of 900 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. Each stock award shall be fully vested when granted to the outside director. On July 29, 2009, the Board of Directors elected to forego their 900 share retainer grant for 2009. The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors. Outstanding options under the plans are exercisable until their expiration.

Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) is to be classified as a cash flow from financing activities in the statement of cash flows.

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

The fair value of each option is estimated on the date of grant with the following assumptions:

	2009	2008	2007
Average dividend yield	0.00%	3.64%	2.25%
Expected volatility	37.78%	27.94%	23.51%
Average risk-free interest rate	2.36%	3.54%	4.85%
Expected option life	6.84 years	6.56 years	6.25 years
Weighted average grant date fair value	$1.52	$2.76	$5.26

Comprehensive (Loss) Income – Comprehensive (loss) income includes net (loss) income and other comprehensive income or loss, which represents the change in its net assets during the period from nonowner sources. The components of other comprehensive income or loss for the Company include the unrealized gain or loss on available-for-sale securities and adjustments to the minimum pension liability and are presented net of tax. Comprehensive (loss) income is reported on the consolidated statement of changes in stockholders’ equity.

Adoption of New Financial Accounting Standards

FASB Accounting Standards Codification™ (ASC or Codification)

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting standards ASC 105-10 (previously SFAS No. 168), The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. With the issuance of ASC 105-10, the FASB Accounting Standards Codification (“the Codification” or “ASC”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities. Additionally rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This change is effective for financial statements issued for interim or annual periods ended after September 15, 2009. Accordingly, all specific references to generally accepted accounting principles (GAAP) refer to the Codification and not to the pre-Codification literature.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65-1, (previously SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements. This standard requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. This standard was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted the provisions of this standard on January 1, 2009 with no impact on the financial condition or results of operations.

FASB Clarifies Other-Than-Temporary Impairment

In April 2009, the FASB issued ASC No. 320-10-35 (previously FSP 115-2 and 124-2 and EITF 99-20-2), Recognition and Presentation of Other-Than-Temporary-Impairment. This standard (i) changes previously existing guidance for determining whether an impairment to debt securities is other than temporary and (ii) replaces the previously existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under this standard, declines in fair value below cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses for both held-to-maturity and available-for-sale securities. The amount of impairment related to other factors is recognized in other comprehensive income. These changes were effective for interim and annual periods ended after June 15, 2009. The Company adopted the provisions of this standard on April 1, 2009 and they did not have a material impact on the financial condition or results of operations.

FASB Clarifies Application of Fair Value Accounting

In April 2009, the FASB issued ASC 820-10 (previously FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This standard affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. This standard was effective for interim and annual periods ended after June 15, 2009. The Company adopted the provisions of this standard on April 1, 2009 and they did not have a material impact on the financial condition or results of operations.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (ASC Topic 820) — Measuring Liabilities at Fair Value. This update provides amendments for the fair value measurement of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update was effective for the first reporting period (including interim periods) beginning after August 2009. The Company adopted the provisions of this update on October 1, 2009 and they did not have a material impact on the financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued ASC Topic 805 (previously SFAS 141(R)), Business Combinations. This standard broadens the guidance for business combinations and extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. The acquirer is no longer permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination. It also requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur to be expensed separately from the business combination. It also expands on required disclosures to improve the ability of the users of the financial statements to evaluate the nature and financial effects of business combinations. This standard was effective for the first annual reporting period beginning on or after December 15, 2008.

Subsequent Events

In February 2010, the FASB issued ASU 2010-2009 which amends ASC 855-10 (formerly SFAS No. 165), Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The ASU addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. The ASU requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated.

Impact of New Financial Accounting Standards

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued ASC Topic 860 (previously SFAS No. 166), Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140. This standard amends the derecognition accounting and disclosure guidance included in previously issued standards. This standard eliminates the exemption from consolidation for qualifying special-purpose entities (SPEs) and also requires a transferor to evaluate all existing qualifying SPEs to determine whether they must be consolidated in accordance with ASC Topic 810. This standard also provides more stringent requirements for derecognition of a portion of a financial asset and establishes new conditions for reporting the transfer of a portion of a financial asset as a sale. This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Management is assessing the impact this standard may have on the Company’s financial condition and results of operations.

Transfers and Servicing

In December 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets, which updates the derecognition guidance in ASC Topic 860 for previously issued SFAS No. 166. This update reflects the Board’s response to issues entities have encountered when applying ASC 860, including: (1) requires that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis, (2) clarifies when a transferred asset is considered legally isolated from the transferor, (3) modifies the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and (4) provides guidance on when a portion of a financial asset can be derecognized. This update is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. Management does not expect the adoption of this standard will have a material impact on the Company’s financial position or results of operations.

Improvements to Financial Reporting of Interests in Variable Interest Entities

In June 2009, the FASB issued ASC Topic 810 (previously SFAS No. 167), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This standard amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of ASC Topic 810, as well as qualifying special-purpose entities that are currently excluded from the scope of ASC Topic 810. This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Management  does not expect the adoption of this standard will have a material impact on the Company’s financial position or results of operations.

2.     INVESTMENT SECURITIES

At December 31, the amortized cost of investment securities and their estimated fair value were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009
Available-for-Sale:
Obligations of U.S. government agencies	$11,507	$59	$(95)	$11,471
Obligations of state and political subdivisions	15,633	520	(164)	15,989
Mortgage-backed securities	111,182	961	(366)	111,777
Corporate debt securities	6,000	—	(1,902)	4,098
Equity securities	3,000	—	—	3,000
	$147,322	$1,540	$(2,527)	$146,335
Held-to-Maturity:
Mortgage-backed securities	$9	$—	$—	$9

December 31, 2008
Available-for-Sale:
Obligations of U.S. government agencies	$1,500	$93	$—	$1,593
Obligations of state and political subdivisions	16,037	356	(217)	16,176
Mortgage-backed securities	51,894	541	(490)	51,945
Corporate debt securities	6,002	—	(2,371)	3,631
Equity securities	3,000	—	—	3,000
	$78,433	$990	$(3,078)	$76,345
Held-to-Maturity:
Mortgage-backed securities	$21	$—	$(1)	$20

Net unrealized losses on available for sale securities totaling $987,000 and $2,088,000 were recorded, net of $405,000 and $856,000 in tax benefits, as accumulated other comprehensive loss within stockholders’ equity at December 31, 2009 and 2008, respectively.

Proceeds on sales, calls or maturities of securities categorized as available for sale were $48,941,000, $23,993,000 and $29,035,000 in 2009, 2008 and 2007, respectively. Gross realized gains on sales or calls of securities categorized as available for sale securities were $655,000, $8,000 and $3,000 in 2009, 2008 and 2007, respectively. Gross realized losses on sales, impairment or calls of securities categorized as available for sale securities were $3,394,000 and $1,755,000 in 2008 and 2007, respectively. There were no gross realized losses on sale, impairment or calls of securities categorized as available for sale securities in 2009.

During 2008, the Company recognized impairment on its Federal National Mortgage Association (“FNMA”) Preferred Stock of $3,284,000. The Company purchased 100,000 shares of this security in June 2003 at par, $50.00 per share, and in 2007 recognized an impairment charge of $1,716,000 to reflect the December 31, 2007 market value of $32.84 per share. Due to the United States Treasury and the Federal Housing Finance Agency (FHFA) decision to place FNMA under conservatorship on September 7, 2008, the Company concluded that these securities were further impaired and were written down by $3,284,000 to zero at September 30, 2008.

There were no sales or gross realized gains or losses on calls of held to maturity securities in 2009, 2008 and 2007. There were no transfers between available for sale and held to maturity investment securities in 2009, 2008 and 2007.

The following tables show gross unrealized losses and the estimated fair value of available for sale investment securities, aggregated by investment category, for investment securities that are in an unrealized loss position at December 31, 2009 and 2008 (in thousands). Unrealized losses for held to maturity investment securities during the same period were not significant.

December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities
Obligations of U.S. government agencies	$9,913	$(95)	$—	$—	$9,913	$(95)
Obligations of states and political subdivisions	351	(15)	844	(149)	1,195	(164)
Mortgage-backed securities	43,958	(363)	45	(3)	44,003	(366)
Corporate debt securities	—	—	4,098	(1,902)	4,098	(1,902)
Total temporarily impaired securities	$54,222	$(473)	$4,987	$(2,054)	$59,209	$(2,527)

December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities
Obligations of states and political subdivisions	$2,710	$(217)	$—	$—	$2,710	$(217)
Mortgage-backed securities	9,954	(52)	15,827	(438)	25,781	(490)
Corporate debt securities	—	—	3,631	(2,371)	3,631	(2,371)
Total temporarily impaired securities	$12,664	$(269)	$19,458	$(2,809)	$32,122	$(3,078)

Obligations of U.S. Government Agencies

Management believes that the unrealized losses on the Company’s investment in obligations of U.S. government agencies is caused by interest rate changes, and is not attributable to changes in credit quality. The Company’s investments in obligations of U.S. Government Agencies include three securities which were in a loss position for less than twelve months, none of which are individually significant. The Company has the ability and intent to hold these investments until at least a recovery of fair value or to maturity or call and expects to collect all amounts due. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

Obligations of States and Political Subdivisions

Management believes that the unrealized losses on the Company’s investment in obligations of states and political subdivisions is caused by interest rate changes, and is not attributable to changes in credit quality. The Company’s investments in obligations of states and political subdivisions include two securities which were in a loss position for twelve months or more and one in a loss position for less than twelve months, none of which are individually significant. The Company has the ability and intent to hold these investments until at least a recovery of fair value or to maturity or call and expects to collect all amounts due. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

Government Guaranteed Mortgage Backed Securities

Management believes that the unrealized losses on the Company’s investment in government guaranteed mortgage-backed securities is caused by interest rate change and is not attributable to changes in credit quality. These investments include two securities which were in a loss position for twelve months or more and nine in a loss position for less than twelve months, none of which are individually significant. Additionally, the contractual cash flows of these investments are guaranteed by an agency of the U.S. government and thus it is expected that the securities would not be settled at any price less than the amortized cost of the Company’s investment. The Company has the ability and intent to hold those investments until at least a recovery of fair value or until maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Corporate Debt Securities

As of December 31, 2009, there were two corporate debt securities in a loss position for twelve months or more. Management believes that the unrealized losses on the Company’s investment in these corporate debt securities is caused by interest rate increases and illiquidity in the trust preferred securities market and is not attributable to changes in credit quality. The Company has the ability and intent to hold those investments until at least a recovery of fair value or until maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

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

Contractual maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost and fair value of approximately $3,000,000 and a fair value of approximately $3,000,000) at December 31, 2009, are shown below (in thousands).

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated		Estimated
	(Carrying	Fair	Amortized	Fair Value
	Amount)	Value	Costs	(Carrying Amount)

Due in 1 year or less	$—	$—	$7,300	$7,357
Due after 1 year through 5 years	—	—	79,868	80,946
Due after 5 years through 10 years	9	9	42,483	42,434
Due after 10 years	—	—	14,671	12,598
	$9	$9	$144,322	$143,335

At December 31, 2009 and 2008, securities having fair value amounts of approximately $134,594,000 and $65,118,000, respectively, were pledged to secure public deposits, short-term borrowings, treasury tax and loan balances and for other purposes required by law or contract.

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

Major classifications of loans and leases at December 31 were as follows (in thousands):

	2009	2008
Commercial	$66,513	$92,029
Real estate - commercial	313,917	327,098
Real estate - construction	92,111	136,755
Real estate - mortgage	59,816	62,155
Installment	22,289	29,945
Direct financing leases	813	1,035
Other	47,665	45,424
	603,124	694,441
Deferred loan fees, net	(707)	(1,019)
Allowance for loan and lease losses	(18,539)	(11,327)
	$583,878	$682,095

    At December 31, 2009 and 2008, the Company serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $115,650,000 and $88,957,000, respectively.

Salaries and employee benefits totaling $605,000, $838,000 and $793,000 have been deferred as loan origination costs for the years ended December 31, 2009, 2008 and 2007, respectively.

Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB, FRB, and certain correspondent banks. Pledged loans totaled $192,603,000 and $215,077,000 at December 31, 2009 and 2008, respectively (see note 8).

The components of the Company’s direct financing leases at December 31 are summarized below (in thousands):

	2009	2008
Future minimum lease payments	$831	$1,059
Unearned income	(18)	(24)
	$813	$1,035

Future minimum lease payments are as follows (in thousands):

2010	$167
2011	172
2012	177
2013	183
2014	119
Thereafter	13

Total	$831

Changes in the allowance for loan and lease losses for the years ended December 31 were as follows (in thousands):

	2009	2008	2007
Balance, beginning of year	$11,327	$10,755	$8,831
Provision	26,500	12,100	2,050
Loans charged-off	(20,744)	(11,805)	(255)
Recoveries on loans previously charged-off	1,456	277	129
Balance, end of year	$18,539	$11,327	$10,755

4.     IMPAIRED AND NONPERFORMING LOANS AND LEASES

At December 31, 2009 and 2008, the recorded investment in impaired loans and leases was approximately $46,598,000 and $18,936,000, respectively. The Company had $3,043,000 of specific allowance for loan losses on impaired loans of $10,015,000 at December 31, 2009 as compared to $1,755,000 of specific allowance for loan losses on impaired loans of $5,081,000 at December 31, 2008. For the years ended December 31, 2009, 2008 and 2007, the average recorded investment in impaired loans and leases was approximately $41,323,000, $21,864,000 and $1,572,000. During the portion of the year that the loans and leases were impaired, the Company recognized interest income of approximately $130,000, $25,000 and $38,000 for cash payments received in 2009, 2008 and 2007, respectively.

Nonperforming loans and leases include all such loans and leases that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans and leases at December 31 are summarized as follows (in thousands):

	2009	2008
Nonaccrual loans and leases	$46,598	$18,936
Loans and leases 90 days past due but still accruing interest	—	—
Total nonperforming loans and leases	$46,598	$18,936

Interest income forgone on nonaccrual loans or leases approximated $2,143,000 in 2009, $2,305,000 in 2008 and $49,000 in 2007.

At December 31, 2009, there were no commitments to lend additional funds to borrowers whose loans or leases were on nonaccrual status.

5.    PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31 are summarized as follows (in thousands):

	2009	2008
Land	$2,309	$2,309
Buildings and improvements	8,297	8,268
Furniture, fixtures and equipment	19,837	19,749
Leasehold improvements	3,644	3,654
Construction in progress	30	27
	34,117	34,007
Accumulated depreciation and amortization	(23,798)	(22,589)
Total premises and equipment	$10,319	$11,418

Depreciation and amortization included in occupancy and equipment expense totaled $1,950,000, $2,084,000 and $2,184,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

6.   OTHER ASSETS

Major classifications of other assets at December 31 were as follows (in thousands):

	2009	2008
Deferred taxes	$11,921	$8,456
Federal and state tax receivable	6,038	4,057
Prepaid expenses	1,470	1,009
Mortgage servicing asset	712	542
Other	1,415	1,843
Total other assets	$21,556	$15,907

Originated mortgage servicing assets totaling $544,000, $63,000 and $30,000 were recognized during the years ended December 31, 2009, 2008 and 2007, respectively. Amortization of mortgage servicing assets totaled $374,000, $198,000 and $187,000 for the years ended December 31, 2009, 2008 and 2007, respectively. There were no impairment charges to mortgage servicing assets during the years ended December 31, 2009, 2008 and 2007.

7.   DEPOSITS

The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $126,094,000 and $121,131,000 at December 31, 2009 and 2008, respectively. Interest expense incurred on such time certificates of deposit was $3,886,000, $4,526,000 and $4,386,000 for the years ended December 31, 2009, 2008 and 2007. At December 31, 2009, the scheduled maturities of all time deposits were as follows (in thousands):

Years	Amount
2010	263,658
2011	13,230
2012	6,452
2013	1,863
2014	187
$285,390

8.    LINES OF CREDIT

At December 31, 2009, the Company had the following lines of credit with correspondent banks to purchase federal funds (in thousands):

Description	Amount	Expiration
Secured:
Secured fed funds	$10,000	6/30/2010
First deeds of trust on eligible 1-4 unit residential loans	$99,358	Monthly
Securities Backed Credit Program	$72,263	Monthly
Loans and Discount -Securities	$14,196	Monthly

9.    BORROWING ARRANGEMENTS

Other borrowed funds include FHLB advances and Federal funds purchased. The following table summarizes these borrowings at December 31 (in thousands):

2008
FHLB advances	$2,546
Federal funds	970
Total borrowed funds	$3,516

The Company did not have outstanding balances for FHLB advances or Federal Funds purchased at December 31, 2009.

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

The current deferral of interest, which is applicable for the next interest payment date, is the first time that the Company has deferred payment of interest on the Debentures. The obligation to pay interest on the Debentures is cumulative and will continue to accrue, currently at a fixed rate of 10.25% on the 2031 Debentures, variable rate of 3.53% on the 2033 Debentures, variable rate of 3.08% on the 2034 Debentures and a fixed rate (until March 2011) of 6.16% on the 2036 Debentures. Interest is generally set at variable rates based on the three-month LIBOR, reset and payable quarterly, plus 3.25% for the 2033 Debentures, plus 2.80% for the 2034 Debentures and plus 1.33% for the 2036 Debentures. At December 31, 2009, the Company had recorded accrued and unpaid interest payments of $714,000.

The trust preferred securities issued by the trusts are currently included in Tier 1 capital in the amount of $17,786,000 and in Tier 2 capital in the amount of $13,214,000 for purposes of determining Leverage, Tier 1 and Total Risk-Based capital ratios.

The following table summarizes the terms of each subordinated debenture issuance (dollars in thousands):

			Fixed or
	Date		Variable	Current	Rate	Redemption	Amount at December 31,
Series	Issued	Maturity	Rate	Rate	Index	Date	2009	2008
North Valley Capital Trust I	7/16/01	7/25/31	Fixed	10.25%	N/A	7/25/11	$10,310	$10,310
North Valley Capital Trust II	4/10/03	4/24/33	Variable	3.53%	LIBOR + 3.25%	4/24/08	6,186	6,186
North Valley Capital Trust III	5/5/04	4/24/34	Variable	3.08%	LIBOR + 2.80%	7/23/09	5,155	5,155
North Valley Capital Statutory Trust IV	12/29/05	3/15/36	Variable	6.16%	LIBOR + 1.33%	3/15/11	10,310	10,310
							$31,961	$31,961

Deferred costs related to the Subordinated Debentures, which are included in other assets in the accompanying consolidated balance sheet, totaled $133,000 and $205,000 at December 31, 2009 and 2008, respectively. Amortization of the deferred costs was $73,000, $90,000 and $95,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

11.  INCOME TAXES

The (benefit) provision for income taxes for the years ended December 31, was as follows (in thousands):

	2009	2008	2007
Current tax (benefit) provision:
Federal	$(5,275)	$(1,665)	$4,042
State	(190)	(236)	949

Total	(5,465)	(1,901)	4,991

Deferred tax benefit:
Federal	(997)	(605)	(1,398)
State	(2,932)	(1,169)	(518)

Total	(3,929)	(1,774)	(1,916)

Total (benefit) provision for income taxes	$(9,394)	$(3,675)	$3,075

Deferred tax (benefit) expense for 2009, 2008, and 2007 was $9,394,000, $3,675,000, and $3,075,000, respectively. The primary component of the tax (benefit) expense is attributable to timing differences in the allowance for loan and credit losses. During 2009, the Company recorded a goodwill impairment of $15,187,000, none of which is deductible for income tax purposes. The Company did not record goodwill impairment in prior periods. At December 31, 2009, the Bank had Federal and State net operating loss carryforwards (NOLs) for tax purposes of approximately $17,200,000 and $13,300,000. The 2009 Federal NOL is expected to be carried back to tax years 2004 through 2007 resulting in a refund receivable of approximately $4.5 million. California does not conform to the Federal carryback provisions as of December 31, 2009. Furthermore, California suspended the ability to utilize the NOLs for 2008 and 2009 tax years. The Company is expecting to begin utilizing the California net operating loss in 2010. The 2008 and 2009 California NOLs will expire in 2029 if not fully utilized.

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company conducted an analysis to assess the need for a valuation allowance at December 31, 2009. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of its analysis, the Company considered the following positive evidence:

•
The Company’s 2009 net loss was largely attributable to a non-recurring goodwill impairment charge, and losses on its Real Estate Construction portfolio that represented approximately 41% of the provision for loan losses. This portfolio has significantly decreased during the current year and the Company is not growing the portfolio.

•	The Company has a long history of earnings profitability.
•	The Company is projecting future taxable income sufficient to utilize all net operating loss carryforwards prior to expiration.
•	The size of loan credits in the Company’s pipeline of potential problem loans has significantly decreased.
•	Certain tax planning strategies are available to the Company that, if implemented, would generate additional taxable income.
•	The Federal Reserve has indicated that the economy has exited the recession.

As part of its analysis, the Company considered the following negative evidence:

•	The Company recorded a large net loss in 2009 and a cumulative loss for the three year period ended 2009.
•	The Company did not meet its financial goals in 2009.
•	The Company may not meet its projections concerning future taxable income.

The Company expects its financial performance to improve in 2010. In addition, the Company does not expect losses from its Real Estate Construction portfolio in 2010 to be as significant as the losses in 2009. The Company has significantly reduced the Real Estate Construction portfolio and has worked through many of the impaired credits. At December 31, 2009, the Company believes that it is not more likely than not that it will not be able to realize its deferred tax assets and has not recorded a valuation allowance. Should the timing of deductibility of expenses or expectations for future earnings change, the Company could conclude that a valuation allowance is necessary. If this were to occur, tax expense would be increased in the period that a valuation allowance is established.

The effective federal tax rate for the years ended December 31, differs from the statutory tax rate as follows:

	2009	2008	2007
Federal statutory income tax rate	(35.0%)	(35.0%)	35.0%
State income taxes net of Federal income tax benefit	(5.8%)	(16.7%)	2.9%
Tax exempt income	(1.8%)	(13.1%)	(7.9%)
Change in estimate of Federal effective tax rate	0.0%	0.0%	0.0%
Reduction in FIN 48 reserve	0.0%	(4.3%)	0.0%
Impairment of Goodwill	15.1%	0.0%	0.0%
Other	0.8%	1.9%	2.0%
Effective (benefit) tax rate	(26.7%)	(67.2%)	32.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset at December 31 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Allowance for loan and lease losses	$8,498	$5,192
Accrued pension obligation	2,288	2,137
Underfunded pension obligation	330	342
Deferred compensation	982	1,404
Deferred loan fees and costs	124	—
Discount on acquired loans	88	123
Unrealized loss on available for sale securities	405	856
Stock based compensation	96	79
Core deposit intangibles	38	96
Tax Credits	1,003	412
Net Operating Loss	1,861	397
Capital Loss	648	341
Other	614	1,230
Total deferred tax assets	$16,975	$12,609

Deferred tax liabilities:
Tax depreciation in excess of book depreciation	1,454	978
FHLB stock dividend	410	410
Originated mortgage servicing rights	326	249
Market to market adjustment	452	1,138
California franchise tax	1,958	933
Deferred loan fees and costs	—	175
Other	454	270
Total deferred tax liabilities	$5,054	$4,153

Net deferred tax asset	$11,921	$8,456

The Company and its subsidiaries file income tax returns in the United States and California jurisdictions. There are currently no pending federal or local income tax examinations by tax authorities. With few exceptions, the Company is no longer subject to examination by federal taxing authorities for the years ended before December 31, 2005 and by state and local taxing authorities for years before December 31, 2004. The Company’s primary market areas are designated as “Enterprise Zones” and the Company receives tax credits for hiring individuals in these markets and receives an interest deduction for loans made in designated enterprise zones. The tax credits and interest deductions are significant to the Company in reducing its effective tax rate. These positions could be challenged by the California Franchise Tax Board, and an unfavorable adjustment could occur. The California Franchise Tax Board is currently conducting examinations of the State of California returns for 2003 and 2004.

The Company determined its unrecognized tax benefit to be $480,000 at December 31, 2009. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2009	$465
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	15
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2009	$480

During the year ended December 31, 2009, the Company was not assessed any interest and penalties. The Company had approximately $34,000 and $20,000 for the payment of interest and penalties accrued at December 31, 2009 and 2008, respectively.

12.  RETIREMENT AND DEFERRED COMPENSATION PLANS

Substantially all employees with at least one year of service participate in a Company-sponsored employee stock ownership plan (ESOP). The Company made discretionary contributions to the ESOP of $40,000, $150,000 and $195,000 for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, the ESOP owned approximately 196,000 and 181,000, respectively, shares of the Company’s common stock.

The Company maintains a 401(k) plan covering employees who have completed 1,000 hours of service during a 12-month period and are age 21 or older. Voluntary employee contributions are partially matched by the Company. The Company made contributions to the plan for the years ended December 31, 2009, 2008 and 2007 of $95,000, $267,000 and $310,000, respectively. On September 30, 2009, the Company elected to suspend the Company match to the employee 401(k) plan.

The Company has a nonqualified executive deferred compensation plan for key executives and directors. Under this plan, participants voluntarily elect to defer a portion of their salary, bonus or fees and the Company is required to credit these deferrals with interest. The Company’s deferred compensation obligation of $2,142,000 and $3,064,000 as of December 31, 2009 and 2008, respectively, is included in accrued interest payable and other liabilities. The interest cost for this plan was $190,000, $278,000 and $273,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has a supplemental retirement plan for key executives, certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and holds policies with cash surrender values of $32,745,000 and $31,612,000 at December 31, 2009 and 2008, respectively. The related accrued pension obligation of $5,795,000 and $5,264,000 as of December 31, 2009 and 2008, respectively, is included in accrued interest payable and other liabilities.

    The following tables set forth the status of the nonqualified supplemental retirement defined benefit pension plans at or for the year ended December 31 (in thousands):

	Pension Benefits
	2009	2008
Change in projected benefit obligation:
Projected obligation at beginning of year	$5,264	$4,633
Service cost	405	548
Interest cost	335	300
Benefit payments	(228)	(234)
Actuarial gains	19	17
Projected benefit obligation at end of year	$5,795	$5,264
Accumulated benefit obligation at end of year	$4,349	$3,947

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	228	234
Benefit payments	(228)	(234)
Fair value of plan assets at end of year	$—	$—

Funded status	$(5,795)	$(5,264)

Items not yet recognized as a component of net periodic pension cost

Development of prior service cost
Prior year balance	113	144
Current year amortization	(31)	(31)
Prior service cost	82	113

Development of actuarial loss/(gain)
Prior year balance	722	753
Current year amortization	(19)	(48)
Gain arising during current period	19	17
Actuarial loss	722	722

Total	804	835

Amounts recognized in the balance sheet consist of:

Current liability	$(241)	$(229)
Noncurrent liability	(5,554)	(5,035)
Total pension liability	(5,795)	(5,264)

Accumulated other comprehensive income	804	835
Net amount recognized	$(4,991)	$(4,429)

Components of net periodic benefits cost:

	2009	2008	2007

Service cost	$405	$548	$620
Interest cost	335	300	283
Amortization of prior service cost	31	31	31
Amortization of actuarial loss	19	48	31

Net periodic benefit cost	$790	$927	$965

Other comprehensive loss	$(31)	$(63)	$(73)

    Amounts included in Accumulated Other Comprehensive Income expected to be recognized during the next fiscal year

Prior service cost	$31	$31	$31
Actuarial loss	$14	$19	$29

    Assumptions used to determine benefit obligations as of end of fiscal year and used in computing net periodic benefit cost

	2009	2008	2007

Measurement Date	12/31/2009	12/31/2008	12/31/2007
Discount rate	6.00%	6.50%	6.50%
Expected return on assets	N/A	N/A	N/A
Rate of compensation increase	8.00%	8.00%	8.00%

On October 1, 2009, the Company entered into an agreement to “freeze” vested benefits under the North Valley Bancorp Salary Continuation Plan (Amended and Restated Effective January 1, 2007) with respect to each active officer currently participating in the Plan, and suspend the accrual for service costs. Estimated costs expected to be accrued in 2010 are $387,000. The following table presents the benefits expected to be paid under the plan in the periods indicated (in thousands):

Year	Pension Benefits

2010	$241
2011	250
2012	250
2013	269
2014	279
2015 - 2019	2,617

13.  STOCK-BASED COMPENSATION

On July 29, 2009, the Board of Directors elected to forego their 900 share retainer grant for 2009. During 2008 and 2007 each director was awarded 900 shares of common stock, resulting in an additional 7,200 shares being issued each year. Compensation cost related to these awards was recognized based on the fair value of the shares at the date of the award.

Under the Company’s stock option plans as of December 31, 2009, 279,991 shares of the Company’s common stock are available for future grants to directors and employees of the Company. Under the Director Plan, options may not be granted at a price less than 85% of fair market value at the date of the grant. Under the Employee Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under both plans, options may be exercised over a ten year term. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted in the fourth quarter in 2008 the vesting period is five years. A summary of outstanding stock options follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value ($000)
Outstanding January 1, 2007	778,712	$9.77
Granted	63,613	20.41
Exercised	(104,952)	8.32
Expired or canceled	(13,731)	$18.85
Outstanding December 31, 2007	723,642	$10.75
Granted	390,611	7.67
Exercised	(75,551)	6.86
Expired or canceled	(51,300)	$12.47
Outstanding December 31, 2008	987,402	$9.74
Granted	19,500	3.55
Exercised	—	—
Expired or canceled	(237,937)	$7.86
Outstanding December 31, 2009	768,965	$10.16	6 years	$—
Fully vested and exercisable at December 31, 2009	442,262	$11.74	4 years	$—
Options expected to vest	326,703	$8.03	9 years	$—

Information about stock options outstanding at December 31, 2009 is summarized as follows:

			Average		Average
		Average	Exercise		Exercise
		Remaining	Price of		Price of
Range of	Options	Contractual	Options	Options	Options
Exercise Prices	Outstanding	Life (Years)	Outstanding	Exercisable	Exercisable

$6.67-8.87	129,953	1	$7.89	129,953	$7.89
$9.40-10.24	48,386	2	$9.97	48,386	$9.97
$13.06	33,525	3	$13.06	33,525	$13.06
$15.72-16.18	25,062	4	$15.79	25,062	$15.79
$17.00-19.86	37,523	5	$18.95	37,523	$18.95
$16.20-17.95	41,079	6	$17.33	32,862	$17.33
$20.03-24.75	52,363	7	$20.36	31,416	$20.36
$4.79-13.01	381,574	8	$7.64	103,535	$8.99
$3.15-6.64	19,500	9	$3.55	—	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2009. There were no options exercised during the year ended December 31, 2009. The intrinsic value of options exercised during the years ended December 31, 2008 and 2007 totaled $101,000 and $1,068,000, respectively. The total fair value of the shares that vested during the years ended December 31, 2009, 2008 and 2007 totaled $227,000, $316,000 and $247,000, respectively.

The compensation cost that has been charged against income for stock based compensation was $228,000, $352,000 and $368,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $381,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures.

There were no stock option exercises under the Company’s option plans for 2009. Cash received from stock option exercises under the Company’s option plans for 2008 and 2007 was $518,000 and $899,000, respectively. The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as a cash flow from financing activities in the consolidated statement of cash flows. These excess tax benefits from stock option exercises under the stock option plans totaled $41,000 and $173,000 for 2008 and 2007, respectively.

14.  (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average common shares outstanding for the period. Diluted (loss) earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

There was no difference in the numerator used in the calculation of basic (loss) earnings per share and diluted (loss) earnings per share in 2009 and 2008 due to the net losses in those years. The denominator used in the calculation of basic (loss) earnings per share and diluted (loss) earnings per share for each of the years ended December 31 is reconciled as follows (in thousands):

	2009	2008	2007
Calculation of Basic (Loss) Earnings Per Share:
Numerator - net (loss) income	$(25,852)	$(1,794)	$6,534
Denominator - weighted average common shares outstanding	7,496	7,461	7,361
Basic (loss) earnings per share	$(3.45)	$(0.24)	$0.89

Calculation of Diluted (Loss) Earnings Per Share:
Numerator - net (loss) income	$(25,852)	$(1,794)	$6,534
Denominator:
Weighted average common shares outstanding	7,496	7,461	7,361
Dilutive effect of outstanding options	—	—	273
Weighted average common shares outstanding and common share equivalents	7,496	7,461	7,634
Diluted (loss) earnings per share	$(3.45)	$(0.24)	$0.86

15.  COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position or results of its operations or its cash flows.

The Company has operating leases for certain premises and equipment. These leases expire on various dates through 2023 and have various renewal options ranging from 2 to 15 years. Rent expense for such leases for the years ended December 31, 2009, 2008 and 2007 was $1,512,000, $1,439,000 and $1,316,000, respectively.

The following schedule represents the Company’s noncancelable future minimum scheduled lease payments at December 31, 2009 (in thousands):

2010	$1,212
2011	856
2012	662
2013	588
2014	436
Thereafter	996
Total	$4,750

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $5,241,000 and $7,003,000 at December 31, 2009 and 2008, respectively. At December 31, 2009, commercial and consumer lines of credit and real estate loans of approximately $52,831,000 and $58,589,000, respectively, were undisbursed. At December 31, 2008, commercial and consumer lines of credit and real estate loans of approximately $97,110,000 and $61,820,000, respectively, were undisbursed.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Virtually all of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2009 and 2008. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at December 31, 2009 and 2008, no losses are anticipated as a result of these commitments.

In management’s opinion, a concentration exists in real estate-related loans which represent approximately 77% of the Company’s loan portfolio for years ended December 31, 2009 and 2008. Although management believes such concentrations to have no more than the normal risk of collectibility, a continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

16.      RELATED PARTY TRANSACTIONS

At December 31, 2009 and 2008, certain officers, directors and their associates and principal shareholders were indebted to the Company for loans made on substantially the same terms, including interest rates and collateral, as comparable transactions with unaffiliated parties.

A summary of activity for the years ended December 31, 2009 and 2008 is as follows (in thousands; renewals are not reflected as either new loans or repayments):

	2009	2008
Beginning balance	$5,271	$5,994
Borrowings	719	323
Repayments	(566)	(1,046)
	$5,424	$5,271

Undisbursed commitments	$1,113	$1,200

17.      REGULATORY MATTERS

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

NVB is also subject to additional capital guidelines under the regulatory framework for prompt corrective action. To be categorized as well capitalized, NVB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. The most recent notifications from the FDIC for NVB as of December 31, 2009 categorized NVB as well-capitalized under these guidelines. There are no conditions or events since that notification that management believes have changed NVB’s category.

Management believes, as of December 31, 2009 and 2008, that the Company and NVB met all capital adequacy requirements to which they are subject. There are no conditions or events since that management believes have changed the categories.

The Company’s and NVB’s actual capital amounts (in thousands) and ratios are also presented in the following tables.

					To be Well Capitalized
			For Capital		Under Prompt Corrective
			Adequacy Purposes		Action Provisions
		Actual	Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
As of December 31, 2009:
Total capital (to risk weighted assets)	$87,791	12.19%	$57,615	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$65,457	9.09%	$28,804	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$65,457	7.16%	$36,568	4.00%	N/A	N/A

As of December 31, 2008:
Total capital (to risk weighted assets)	$104,125	12.75%	$65,333	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$89,231	10.93%	$32,655	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$89,231	10.36%	$34,452	4.00%	N/A	N/A

North Valley Bank
As of December 31, 2009:
Total capital (to risk weighted assets)	$89,015	12.38%	$57,522	8.00%	$71,902	10.00%
Tier 1 capital (to risk weighted assets)	$79,907	11.11%	$28,769	4.00%	$43,154	6.00%
Tier 1 capital (to average assets)	$79,907	8.80%	$36,321	4.00%	$45,402	5.00%

As of December 31, 2008:
Total capital (to risk weighted assets)	$102,906	12.61%	$65,285	8.00%	$81,607	10.00%
Tier 1 capital (to risk weighted assets)	$92,693	11.36%	$32,638	4.00%	$48,958	6.00%
Tier 1 capital (to average assets)	$92,693	10.79%	$34,363	4.00%	$42,953	5.00%

A written agreement was signed on January 6, 2010 among the Company, NVB and the Federal Reserve Bank of San Francisco (the final written agreement, as executed by the parties, is herein called the “Written Agreement”). Among other things, the Written Agreement provides that the Company and NVB shall submit to the Federal Reserve Bank of San Francisco their continuing plans to enhance lending and credit administration functions, to maintain policies and procedures for the maintenance of an adequate allocation for loan and lease losses, to strengthen the management of commercial real estate concentrations and to update its capital plan in order to maintain capital ratios at or above the required minimums. The Written Agreement also restricts the payment of dividends and any payments on trust preferred securities, any reduction in capital or the purchase or redemption of stock without the prior approval of the Federal Reserve Bank of San Francisco. Progress reports detailing the form and manner of all actions taken to secure compliance with the Written Agreement must be submitted to the Federal Reserve Bank of San Francisco at least quarterly. This description of the Written Agreement is a summary and does not purport to be a complete description of all of the terms of such agreement and is qualified in its entirety by reference to the copy of the Written Agreement filed on Form 8K on January 8, 2010. The Directors of the Company and NVB have recognized and unanimously agree with the goal of financial soundness represented by the Written Agreement and have confirmed the intent of the Directors and senior management of the Company and NVB to diligently seek to comply with all requirements (including timelines) specified in the Written Agreement. On January 29, 2009 the Company’s Board of Directors determined that it was in the best interest of the Company to suspend indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009.

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

The Company’s ability to pay dividends is also limited by certain covenants contained in the indentures relating to trust preferred securities that have been issued by four business trusts and corresponding junior subordinated debentures. The Company owns the common stock of the four business trusts. The indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if the Company is in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if the Company gives notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then the Company may not, among other restrictions, declare or pay any dividends

18.  FAIR VALUE MEASAUREMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands)

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FINANCIAL ASSETS
Cash and due from banks	$19,378	$19,378	$27,153	$27,153
Federal funds sold	48,250	48,250	—	—
Time deposits at other financial institutions	425	425	—	—
FHLB, FRB and other securities	5,833	5,833	5,825	5,825
Securities:
Available for sale	146,335	146,335	76,345	76,345
Held to maturity	9	9	21	20
Loans and leases	583,878	593,278	682,095	687,891
Bank owned life insurance	32,745	32,745	31,612	31,612
Mortgage servicing assets	712	642	542	458
Accrued interest receivable	2,565	2,565	2,742	2,742

FINANCIAL LIABILITIES
Deposits	$787,809	$790,803	$754,944	$758,387
Other borrowed funds	—	—	3,516	3,516
Subordinated debentures	31,961	22,005	31,961	31,605
Accrued interest payable	1,100	1,100	1,243	1,243

The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. Although management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimation technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of financial instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Estimates of fair value have not been adjusted to reflect tax ramifications or changes in market conditions subsequent to December 31, 2009; therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

The following methods and assumptions were used to estimate the fair value of financial instruments. For cash and cash equivalents, time deposits at other financial institutions, variable-rate loans and leases, accrued interest receivable and payable, FHLB, FRB stock and other securities, bank owned life insurance, demand deposits and short-term borrowings, the carrying amount is estimated to be fair value. For investment securities, fair values are based on quoted market prices, quoted market prices for similar securities and indications of value provided by brokers. The fair values for fixed-rate loans and leases are estimated using discounted cash flow analyses, using interest rates currently being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness. Fair values for mortgage servicing assets is estimated using projected cash flows adjusted for the effects of anticipated prepayments, using a market discount rate. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow analyses using interest rates offered at each reporting date by the Company for certificates with similar remaining maturities. The fair value of subordinated debentures was determined based on the current market for like-kind instruments of a similar maturity and structure. The fair values of commitments are estimated using the fees currently charged to enter into similar agreements and are not significant and, therefore, not included in the above table.

We group our assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The following tables present information about the Company’s assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2009 and 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

 Assets measured at fair value on a recurring basis are summarized below (in thousands):

	At December 31, 2009
	Fair Value	Level 1	Level 2	Level 3

Available for sale securities	$146,335	$—	$146,335	$—

	At December 31, 2008
	Fair Value	Level 1	Level 2	Level 3

Available for sale securities	$76,345	$76,345	$—	$—

Available-for-Sale Securities - Fair values for investment securities are based on quoted market prices.

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

					Total Losses
	At December 31, 2009				For the Twelve Months Ended
	Fair Value	Level 1	Level 2	Level 3	December 31, 2009

Impaired loans	$21,242	$—	$11,102	$10,140	$12,928
Other real estate owned	12,377	—	11,987	390	1,518
Total assets measured at fair value on a nonrecurring basis	$33,619	$—	$23,089	$10,530	$14,446

Impaired loans - Impaired loans, carried at fair value, which are measured for impairment using the fair value of the collateral for the collateral dependent loans, had a carrying amount of $21,242,000, with a specific reserve of $3,043,000.

At December 31, 2008, loans measured at fair value on a non-recurring basis were measured for impairment by valuing the underlying collateral based on third-party appraisals, which are level 2 fair value measurements, and totaled $9,927,000, net of specific reserves.

Other Real Estate Owned – Other real estate owned represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the fair value of the real estate less costs to sell, which becomes the property’s new basis. Subsequent declines in fair value are written off as incurred through a valuation allowance.

19.  OTHER NONINTEREST EXPENSES

The major classifications of other noninterest expenses for the years ended December 31 were as follows (in thousands):

	2009	2008	2007
Data processing	$2,165	$2,349	$2,227
Professional services	1,212	1,305	1,572
ATM and on-line banking	1,107	1,040	986
Loan expense	870	575	419
Postage	591	607	524
Operations expense	580	803	881
Marketing expense	573	938	959
Messenger	551	337	348
Printing and supplies	524	693	700
Director expense	457	620	579
Amortization of intangibles	146	398	651
Merger expense	—	—	760
Other	2,175	2,666	2,806
	$10,951	$12,331	$13,412

20.  PARENT COMPANY ONLY - CONDENSED FINANCIAL INFORMATION

The condensed financial statements of North Valley Bancorp are presented below (in thousands):

CONDENSED BALANCE SHEET
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Cash and cash equivalents	$1,153	$3,062
Investments in banking subsidiaries	83,561	107,047
Investments in other subsidiaries	2	2
Investment in unconsolidated subsidiary grantor trusts	961	961
Other assets	948	1,930

Total assets	$86,625	$113,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividend payable	$—	$750
Subordinated debentures	31,961	31,961
Other liabilities	2,362	3,033
Stockholders’ equity	52,302	77,258

Total liabilities and stockholders’ equity	$86,625	$113,002

CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
INCOME:
Dividends from subsidiaries	$3,000	$4,000	$5,000
Other income	—	—	—

Total income	3,000	4,000	5,000

EXPENSE:
Interest on subordinated debentures	2,087	2,340	2,438
Legal and accounting	543	517	906
Other	1,630	1,679	1,926
Merger and acquisition expense	—	—	761
Tax benefit	(1,753)	(1,796)	(2,498)

Total expense	2,507	2,740	3,533

Income before equity in undistributed (loss) income of subsidiaries	493	1,260	1,467
Equity in undistributed (loss) income of subsidiaries	(26,345)	(3,054)	5,067

Net (loss) income	(25,852)	(1,794)	6,534

Other comprehensive income (loss), net of tax	668	(342)	954

Total comprehensive (loss) income	$(25,184)	$(2,136)	$7,488

CONDENSED STATEMENT OF CASH FLOWS YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(25,852)	$(1,794)	$6,534
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	26,345	3,054	(5,067)
Stock-based compensation expense	228	352	368
Effect of changes in:
Other assets	982	(1,831)	868
Other liabilities	(1,612)	966	1,737

Net cash provided by operating activities	91	747	4,440

CASH FLOWS FROM INVESTING ACTIVITIES:
(Investment) repayment of investments in subsidiaries	(2,000)	—	10

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	—	(2,988)	(2,948)
Exercise of stock options, including tax benefit	—	559	1,072

Net cash used in financing activities	—	(2,429)	(1,876)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,909)	(1,682)	2,574

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,062	4,744	2,170

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,153	$3,062	$4,744

INDEX OF EXHIBITS

Exhibit No.	Exhibit Name	Sequential Page No

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

*
3(b)
Certificate of Amendment of Amended and Restated Articles of Incorporation of North Valley Bancorp (incorporated by reference from Exhibit 99.108 to the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2006).

*
3(c)	By-laws of North Valley Bancorp, as amended and restated (incorporated by reference from Exhibit 99.109 to the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2006).	*
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

*
10(g)
First Amendment to North Valley Bancorp Employee Stock Ownership Plan, dated October 24, 2002 (incorporated by reference from Exhibit10 (f) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005). **
.
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

*
10(hhh)
First Amendment to North Valley Bancorp Employee (401k) Plan, effective April 28, 2005 (incorporated by reference from Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2005).**

*
10(iii)
Second Amendment to North Valley Bancorp Employee (401k) Plan, effective April 28, 2005 (incorporated by reference from Exhibit 10(iii) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2005).**

*
10(jjj)
Third Amendment to North Valley Bancorp Employee (401k) Plan, effective December 30, 2005 (incorporated by reference from Exhibit 10(jjj) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2005).**

*
10(kkk)	Fourth Amendment to North Valley Bancorp Employee (401k) Plan, effective January 1, 2006. **
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

10(hhhh)
North Valley Bancorp 2008 Stock Incentive Plan (incorporated by reference from the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, filed with the Commission on April 22, 2008). **

*
10(iiii)
Written Agreement among North Valley Bank and Federal Reserve Bank of San Francisco, dated January 6, 2010 (incorporated by reference from Exhibit 10(iiii) to the Company’s Report on Form 8-K filed with the Commission on January 8, 2010).

*
10(jjjj)
North Valley Bancorp Amended and Restated Shareholder Protection Rights Agreement, dated March 26, 2009 (incorporated by reference from Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on April 1, 2009).

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

DATE: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE	TITLE	DATE

/s/ J. M. Wells, Jr.	Director	March 30, 2010
J. M. Wells, Jr.

/s/ Michael J. Cushman	Director, President and	March 30, 2010
Michael J. Cushman	Chief Executive Officer
(Principal Executive Officer)

/s/ William W. Cox	Director	March 30, 2010
William W. Cox

/s/ Royce L. Friesen	Director	March 30, 2010
Royce L. Friesen

/s/ Dan W. Ghidinelli	Director	March 30, 2010
Dan W. Ghidinelli

/s/ Kevin D. Hartwick	Director	March 30, 2010
Kevin D. Hartwick

/s/ Roger B. Kohlmeier	Director	March 30, 2010
Roger B. Kohlmeier

/s/ Martin A. Mariani	Director	March 30, 2010
Martin A. Mariani

/s/ Dolores M. Vellutini	Director	March 30, 2010
Dolores M. Vellutini

/s/ Kevin R. Watson	Executive Vice President and	March 30, 2010
Kevin R. Watson	Chief Financial Officer
(Principal Financial Officer &
Principal Accounting Officer)