Form 10-K/A
period 2009-12-31
NORTH VALLEY BANCORP
filed 2010-04-30
CIK 353191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1 to

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________________.

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
Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

The number of shares outstanding of common stock as of April 10, 2009, were 7,495,817.

Explanatory Note

North Valley Bancorp (the “Company” or the “Corporation”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2009 to include Item 10, Item 11, Item 12, Item 13, and Item 14 of Part III to Form 10-K. No change is being made to Part I or Part II of the Form 10-K, as filed with the Commission on March 31, 2010.

As announced by the Company on April 20, 2010 and reported on the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2010 (the “Current Report”), the Company entered into a Securities Purchase Agreement with a limited number of institutional and other accredited investors, including certain directors and executive officers of the Company (collectively, the “Purchasers”) to sell a total of 40,000 shares of Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series A, without par value (the “Series A Preferred Stock”) at a price of $1,000 per share, for an aggregate gross purchase price of $40,000,000 (the “Private Placement”). The Private Placement closed on April 22, 2010, after the Company had issued an aggregate of 40,000 shares of Series A Preferred Stock against receipt of $40,000,000 in cash.

The Series A Preferred Stock will automatically convert into a number of shares of the Company’s common stock after the Company has received shareholder approval of such conversion at the Annual Meeting of Shareholders scheduled to be held on or before July 30, 2010. The conversion ratio for each share of Series A Preferred Stock will be equal to the quotient obtained by dividing the Series A Preferred Stock share price by the conversion price. The initial conversion price of $1.50 per share is subject to possible adjustments in the future under certain circumstances, including failure to obtain shareholder approval for the conversion by October 20, 2010, which would decrease the conversion price by 10%. The holders of the Series A Preferred Stock will be entitled to receive cumulative cash dividends which shall accrue and be payable at a per annum rate equal to 12%, payable semi-annually in arrears commencing on October 20, 2010; provided, however, if shareholder approval is obtained on or before October 20, 2010, then no accrued dividends shall be payable. If shareholder approval is not obtained on or before October 20, 2010, the interest rate will increase to 15% per annum for the six month period starting October 20, 2010, and if shareholder approval is still not obtained on or before the end of that six month period, the interest rate will increase to 20% per annum for the next following six month period (and for each six month period thereafter). The Series A Preferred Stock is not redeemable by the Company or by the holders and carries a liquidation preference of $1,000 per share, subject to certain adjustments. Complete details concerning the powers, preferences, rights, qualifications, restrictions, and limitations of the Series A Preferred Stock are contained in the Certificate of Determination filed with the California Secretary of State on April 16, 2010.

As a result of this transaction, the Board of Directors of the Company decided to postpone its 2010 Annual Meeting of Shareholders. As described in the Current Report, the Company will file its Proxy Statement on Schedule 14A containing the proposals which the Company intends to send its shareholders seeking approval to increase the number of authorized shares of common stock from 20 million to 60 million and approval to convert the Series A Preferred Stock into shares of the Company’s common stock. Thus, rather than incorporating portions of the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders into Part III of its Annual Report on Form 10-K for the year ended December 31, 2009, the Company is filing this Amendment No. 1 to Form 10-K to include Items 10, 11, 12, 13, and 14 of Part III.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Listed below are the Directors and Executive Officers of the Company.

Directors

William W. Cox, CRE, CCIM, (age 62), a Director of the Company since February 1997. From April 1996 to 2008, he was owner and President of Cox Real Estate Consultants, Inc. From October 1987 to August 1996, he was President and 50% owner of Haedrich & Cox, Inc., a real estate brokerage company.

Michael J. Cushman (age 55), a Director of the Company since February 1999, is President and Chief Executive Officer of the Company and its subsidiary, North Valley Bank. Mr. Cushman served as Senior Vice President and Chief Business Banking Officer of North Valley Bank from March 1998 to February 1999. From March 1995 through March 1998, he was a self-employed investor. From November of 1994 through March of 1995, Mr. Cushman served as Vice President of Tri-Counties Bank, which acquired Country National Bank in November of 1994 where Mr. Cushman had served as President and Chief Executive Officer since September of 1992.

Royce L. Friesen, RPh. (age 71), a Director of the Company since May 1999, is Chairman of the Board of Owens Healthcare in Redding, California, having previously served as President, Chief Executive Officer and owner since 1968. Owens Healthcare, a management company, was formed to provide support and coordination among ten retail and home care pharmacies located throughout Northern California.

Dante W. Ghidinelli (age 62), a Director of the Company since 1993, and has been a Certified Public Accountant and partner with Nystrom & Company LLP since 1974.

Kevin D. Hartwick (age 48), was a Director of Six Rivers Bank and became a Director of the Company in October 2000 when North Valley Bank acquired Six Rivers Bank. He has been a Certified Public Accountant and managing partner with Cholwell Benz & Hartwick in Crescent City, California, since 1989.

Roger B. Kohlmeier (age 70), was a Director of Yolo Community Bank and became a Director of the Company in August 2004, when North Valley Bank acquired Yolo Community Bank. He was the founding President and Chief Executive Officer of Bank of Woodland which changed its name to Business & Professional Bank at which time he retired but continued on as Director until its sale to U.S. Bank of California in 1997. He is a graduate of California Polytechnic University of San Luis Obispo and is actively involved with the Economic Development Council and Woodland Health Care.

Martin A. Mariani (age 53), was a Director of Yolo Community Bank and became a Director of the Company in August 2004, when North Valley Bank acquired Yolo Community Bank. He is a partner in Mariani Nut Company of Winters, California. He graduated from the University of California, Davis in 1978.

Dolores M. Vellutini (age 72), was a Director of Six Rivers Bank and became a Director of the Company in October 2000, when North Valley Bank acquired Six Rivers Bank. She is a developer and the owner of Vellutini Properties in Eureka, California.

J. M. (“Mike”) Wells, Jr. (age 69), is Chairman and a founding member of the Board of Directors of the Company. Mr. Wells was formerly a member of the law firm of Wells, Small, Selke & Graham, a Law Corporation, located in Redding, California. Mr. Wells had practiced law with that firm starting in 1972.

Executive Officers

Certain information with respect to the current Executive Officers of the Company and North Valley Bank (other than Michael J. Cushman, listed above as a Director) is provided below:

Kevin R. Watson (age 44), has served as Executive Vice President and Chief Financial Officer of the Company and its subsidiary since March 2006. Prior to that, he served as Chief Financial Officer at Calnet Business Bank in Sacramento from January 2004 to March 2006. Prior to Calnet Business Bank, his experience includes serving as the Chief Financial Officer of California Independent Bancorp and Feather River State Bank from April 2001 to January 2004.

Scott R. Louis (age 60), has served as Executive Vice President and Chief Operations Officer of the Company and its subsidiary since October 2005. Prior to that, he served as Senior Vice President and Chief Operating Officer since joining the Company in April 2005. Prior to joining the Company, Mr. Louis served as First Vice President for Farmers and Merchants Bank in Lodi, California. Mr. Louis began his financial services career with Bank of America in 1971.

Roger D. Nash (age 61), has served as Executive Vice President and Chief Credit Officer of the Company and its subsidiary since September 2006. Prior to that, he served as Chief Lending Officer of the Company and its subsidiary since joining the Company in October 2005. Prior to that, he served 35 years at Bank of America, most recently as Senior Vice President/Senior Client Manager in Visalia, California. While at Bank of America, he also served as Senior Vice President/Credit Risk Manager and as Senior Vice President in Business Lending.

Gary S. Litzsinger (age 54), has served as Executive Vice President and Chief Risk Officer of the Company and its subsidiary since October 2005. Prior to that, he served as Senior Vice President and Chief Risk Officer since joining the Company in July, 2004. Prior to joining the Company, Mr. Litzsinger served as Director of Audit and Risk Management for Humboldt Bancorp and Audit Manager for California Federal Savings Bank in Sacramento. He began his audit career in 1990 and obtained his California CPA license in 1994.

Leo J. Graham (age 59), has served as the Corporate Secretary and General Counsel of the Company and its subsidiary since January 2004. Mr. Graham was formerly a member of the law firm of Wells, Small, Selke & Graham, a Law Corporation, located in Redding, California. Mr. Graham had practiced law with that firm starting in 1978.

None of the Company’s Directors or Executive Officers (listed in the Summary Compensation Table on page 9) was selected pursuant to any arrangement or understanding other than with the Directors and Executive Officers of the Company acting within their capacities as such. There are no family relationships between any two or more of the Directors or Executive Officers. Except as disclosed above, no Director or Executive Officer currently serves, or within the last five years has served, as a director of any public company, including any company which has a class of securities registered under, or which is subject to the periodic reporting requirements of, the Securities Exchange Act of 1934, or of any company registered as an investment company under the Investment Company Act of 1940.

Code of Business Conduct and Ethics

The Board of Directors of North Valley Bancorp believes the cornerstones of our business are honesty, truthfulness, integrity and ethics.

In keeping with this belief, the Board of Directors has adopted a Code of Business Conduct and Ethics, which applies to the Board of Directors and the officers and employees of the Company and North Valley Bank. The North Valley Bancorp Code of Business Conduct and Ethics is available through the Shareholders Relations link on the Company’s website at www.novb.com. A copy of the Code of Business Conduct and Ethics may be obtained without charge by submitting a request to the Corporate Secretary, P.O. Box 994630, Redding, CA 96099-4630.

Leadership Structure

The positions of Chairman of the Board of Directors and President and Chief Executive Officer are filled by different persons. Mr. Wells, an independent director, serves as Board Chairman, while Mr. Cushman serves as President and Chief Executive Officer. The Board believes that separating the roles of Chairman and Chief Executive Officer is preferable and in the best interests of shareholders because it gives the independent directors a significant role in setting priorities and enhances the Board’s ability to fulfill its oversight responsibilities. Separating the positions also provides an independent viewpoint and focus at meetings of the Board and improves communication between executive management and the Board.

Risk Oversight

Risk management is the responsibility of management and risk oversight is the responsibility of the Board of Directors. The Board administers its risk oversight function principally through a division of responsibility within its committee structure, with each committee of the Board of Directors being responsible for overseeing risk within its area of responsibility. The responsibilities of the Board committees are discussed under each committee in this Item 10. Some significant risk oversight matters are reported directly to the Board, including matters not falling within the area of the responsibility of any committee. Types of risks with the potential to adversely affect the Company include credit, interest rate, liquidity, and compliance risks, and risks relating to our operations and reputation. Management regularly provides the Board of Directors and its various committees with a significant amount of information regarding a wide variety of matters affecting the Company. Matters presented to the Board and board committees generally include information with respect to risk, including input from the Executive Vice President and Chief Risk Officer. The Board and its committees consider the risk aspects of such information and often request additional information with respect to issues that involve risks to the Company. The Board and its committees also raise risk issues on their own initiative.

Review of Risk Associated With Compensation Plans

The Company develops and implements compensation plans that provide strategic direction to the plan participants and engage them in the Company’s success, thereby contributing to shareholder value. The Board of Directors believes that its approach to goal setting, performance evaluation and discretion in the payout of incentives help to mitigate excessive risk-taking that could harm the Company or reward poor judgment by senior officers. The Company’s pay programs are designed to reward outstanding individual and team performance while mitigating risk taking behavior that might affect financial results. The Compensation Committee met with senior officers, including the General Counsel and Corporate Secretary of the Company, to review the 2009 incentive compensation plans and concluded that, based on the controls described above and elsewhere in this report, that such plans do not present risks that are reasonably likely to have a material adverse effect on the Company.

Committees of the Board of Directors

The Board of Directors of the Company has established the following committees of the Board: Audit, Nominating, Compensation and Executive/Corporate Governance.

The current members of the Board and the Committees of the Board on which they serve are as follows:

Director	Audit Committee	Nominating Committee	Compensation Committee	Executive/Corporate Governance Committee
William W. Cox (1)		*	*	*
Michael J. Cushman				*
Royce L. Friesen	*	**	**	*
Dante W. Ghidinelli (2)	**			*
Kevin D. Hartwick (2)	*
Roger B. Kohlmeier	*
Martin A. Mariani		*	*
Dolores M. Vellutini (2)	*
J. M. (“Mike”) Wells, Jr. (2)(3)	*	*	*	**

* Member
** Chairman

(1)	Mr. Cox is the Chairman of the Director’s Loan Committee of North Valley Bank.
(2)	Mr. Ghidinelli, Mr. Hartwick, Ms. Vellutini, and Mr. Wells also serve on the Director’s Loan Committee of North Valley Bank.
(3)	Mr. Wells as Chairman of the Company serves on all Board Committees.

Audit Committee

The functions of the Audit Committee are more particularly described in the Audit Committee Charter, a copy of which will be attached to the Company’s 2010 Proxy Statement. The Board of Directors has determined that Chairman Dante W. Ghidinelli and Director Kevin D. Hartwick each qualify as a result of their accounting backgrounds as an Audit Committee Financial Expert as defined under the Sarbanes-Oxley Act of 2002, SEC rules and regulations and NASDAQ listing standards. The Audit Committee met five (5) times in 2009. For more information, see the “Audit Committee Report” on page 27.

Nominating Committee

In 2004, the Board of Directors adopted a Nominating Committee Charter and appointed the initial members of the Nominating Committee. All of the members are “independent” within the requirements of the Sarbanes-Oxley Act of 2002, the rules and regulations of the Securities and Exchange Commission and the corporate governance listing standards of the NASDAQ Stock Market. The Nominating Committee held one meeting in 2009. The functions of the Nominating Committee are more particularly described in the Nominating Committee Charter, a copy of which will be attached to the Company’s 2010 Proxy Statement.

The Nominating Committee Charter includes a policy for consideration of candidates proposed by shareholders. Any recommendations by shareholders will be evaluated by the Nominating Committee in the same manner as any other recommendation and in each case in accordance with the Nominating Committee Charter. Shareholders that desire to recommend candidates for consideration by the Nominating Committee should mail or deliver written recommendations to the Nominating Committee addressed as follows: North Valley Bancorp Nominating Committee, P.O. Box 994630, Redding, CA 96099-4630. Each recommendation should include the experience and expertise of the candidate that qualifies the candidate for consideration as a potential director for evaluation by the Nominating Committee.  The Nominating Committee considers candidates for director according to various criteria, including financial resources, the ability to devote time and effort as necessary to fulfill the responsibilities of a director and involvement in community activities. Diversity is another factor considered by the Nominating Committee.  Among other matters, this may include an evaluation of (a) the competencies and skills that the candidate possesses and the candidate’s areas of qualification and expertise that would enhance the composition of the Board of Directors and (b) how the candidate would contribute to the Board’s overall balance of expertise, perspectives, backgrounds and experiences in substantive matters pertaining to the Company’s business. The Company has not adopted a formal diversity policy with regard to the selection of director-candidates. Shareholders who wish to nominate a candidate for election to the Company’s Board of Directors, as opposed to recommending a potential nominee for consideration by the Nominating Committee, are required to comply with the advance notice and any other requirements of the Company’s Bylaws, applicable laws and regulations.

Compensation Committee

In 2004, the Board of Directors formed a Compensation Committee comprised solely of independent directors. This Committee reviews and recommends to the Board of Directors salaries, performance-based incentives, both annual and long term, and other matters relating to Compensation of the Executive Officers.

The Compensation Committee also reviews and approves various other compensation policies and matters. The Compensation Committee held two (2) meetings in 2009. For more information, see the “Report of the Compensation Committee” on page 16.

Executive/Corporate Governance Committee

The Company has an Executive/Corporate Governance Committee which functions to review, evaluate and make decisions on actions that are required between the regular meetings of the Board of Directors. In addition, this Committee functions to review and recommend to the Board of Directors principles, policies and procedures affecting the Board of Directors and its operation and effectiveness. The Committee further oversees the evaluation of the Board of Directors and its effectiveness. The Committee met one (1) time in 2009.

Meetings of the Board of Directors

During 2009, the Board of Directors held four (4) regularly scheduled meetings and six (6) special meetings. In 2009, each Director attended at least 75% of the aggregate of the total number of meetings of the Board of Directors (held during the period for which he or she was a Director) and the total number of meetings of Committees of the Board of Directors on which such Director served (during the periods that he or she served).

The Company encourages the members of its Board of Directors to attend the Company’s annual meeting of shareholders each year. All of the Directors attended the Company’s annual meeting of shareholders held in 2009.

Shareholder Communications with Directors

A shareholder who wishes to communicate directly with the Board of Directors, a Committee of the Board or an individual Director should send correspondence to:

Board of Directors (or Committee Name or Director’s Name)
c/o Corporate Secretary
North Valley Bancorp
P.O. Box 994630
Redding, California 96099-4630

The Corporate Secretary has been instructed to forward such correspondence to the Board Committee or individual as addressed as soon as practicable. If it is marked “Personal and Confidential,” it will only be forwarded to the addressee. The Board has instructed the Corporate Secretary, prior to forwarding any correspondence, to review such correspondence and, in his discretion, not to forward certain items if they are deemed of a commercial or frivolous nature or otherwise inappropriate for the Board’s consideration.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and Executive Officers and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than 10% shareholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, Directors and 10% shareholders were complied with on a timely basis, except that Director Martin A. Mariani failed to timely file a Form 4 reporting the purchase of Company stock, which was corrected by the filing of a Form 5 on February 13, 2009.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The Board of Directors of North Valley Bancorp strives to ensure that its compensation plan is consistent with the strategic goals and objectives of the Company and maintains the standards of good corporate governance.

Philosophy

All of the Company’s compensation programs are designed to attract and retain key employees, motivating them to achieve and rewarding them for superior performance. Different programs are geared to short and longer-term performance with the goal of increasing stockholder value over the long term. Executive compensation programs impact all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. North Valley Bancorp believes the performance of every employee is important to its success and recognizes the importance of executive compensation and incentive programs to achieve improved performance.

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year 2009, Michael J. Cushman participated in deliberations of the Company’s Board of Directors concerning executive officer compensation for all Executive Officers, excluding himself.

Overview of Compensation and Process

Elements of compensation for corporate executives include: salary, bonus, stock option awards, deferred compensation plans, salary continuation plan, health, disability and life insurance, and perquisites. Base salaries are proposed for Messrs. Cushman, Watson, Louis, Nash, Litzsinger and Graham at the regularly scheduled December meeting of the Compensation Committee. At this meeting, the Compensation Committee also reviews and recommends the management incentive plan for the new fiscal year (the “Executive Discretionary Incentive Plan”) and recommends stock option awards for the Company’s Executive Officers and certain other eligible employees.

At the beginning of each fiscal year, it has been the practice of the Compensation Committee to meet and review the history of all the elements of each Executive Officer’s total compensation over previous years and compare the compensation of the Executive Officers with that of the executive officers in an appropriate market place and industry comparison group. Typically, the Chief Executive Officer makes compensation recommendations to the Compensation Committee with respect to the Executive Officers who report to him. Such Executive Officers are not present at the time of these deliberations. The Chairman of the Board then makes compensation recommendations to the Compensation Committee with respect to the Chief Executive Officer, who is absent from that meeting. The Compensation Committee may accept or adjust such recommendations.

North Valley Bancorp chooses to pay each element of compensation in order to attract and retain the necessary executive talent, reward annual performance and provide incentive for their balanced focus on long-term strategic goals as well as short-term performance. The amount of each element of compensation is determined by or under the direction of the Compensation Committee, which uses the following factors to determine the amount of salary and other benefits to pay each Executive Officer:

●	Performance against corporate and individual objectives for the previous year;
●	Value of their unique skills and capabilities to support long-term performance of the Company;
●	Achievement of strategic objectives;
●	Earnings per share;
●	Deposits and/or loan growth; and
●	Any of the above measures compared to peer or other companies.

These elements fit into our overall compensation objectives by helping to secure the future potential of our operations, facilitating our strategic plan, providing proper compliance and regulatory compliance, and helping to create a cohesive team. Actual performance measures for the Executive Officers will be chosen by the Compensation Committee. During 2009, an outside benefits attorney was engaged by the Company to review non-qualified deferred compensation plans and to recommend changes to those plans to make them conform with IRS regulations and regulatory requirements and, further, to advise with regard to best practices concerning the structure and implementation of those plans.

In 2008, because of the national economic downturn and, specifically, the impact such economic downturn was having on financial institutions across the country, the Company and its subsidiary bank experienced a reduction in its operating results, compared to previous years. The Compensation Committee, in consultation with Chief Executive Officer Michael J. Cushman, evaluated the performance of the Chief Executive Officer and the other members of the Executive team in light of the overall poor economic conditions and the resulting impact on earnings of the Company. Based on those factors, the Compensation Committee determined that salaries of the Chief Executive Officer and Executive Officers for 2009 should remain at 2008 levels. The Compensation Committee also determined that incentive and performance bonuses, merit increases and related Executive Compensation should be suspended and, further, did not recommend any stock option grants in January 2009, as would ordinarily have been considered. This decision to “freeze” Executive Compensation was not driven by poor performance of the Executive Officers, but rather based on the lack of earnings of the Company during a nationwide economic downturn of a scale that has not been experienced in the banking industry for several generations. In 2009, the Compensation Committee determined that salaries of the Chief Executive Officer and the other Executive officers for 2010 should continue to remain at 2008 levels along with the “freeze” in other Executive compensation. As disclosed in the filing of a Current Report on Form 8-K filed with the Commission on September 30, 2009, the Board of Directors determined that it would freeze the salary continuation benefits under the North Valley Bancorp Salary Continuation Plan. The Board of Directors ratified and approved the recommendations of the Compensation Committee at the January 2010 meeting of the Board.

EXECUTIVE COMPENSATION

Base Salary

It is the goal of the Company’s Compensation Committee to establish salary compensation for its Executive Officers based on the Company’s operating performance relative to comparable peer companies over a three-year to five-year period. North Valley Bancorp believes this gives it the opportunity to attract and retain talented managerial employees, both at the senior executive level and below. As indicated above, 2010 salaries for the Executive Officers remain unchanged from 2008 and 2009 salaries.

Bonus

The Executive Discretionary Incentive Plan is designed to reward the Company’s executives for the achievement of short-term financial goals, including increases in performance against peer banks, the achievement of short-term and long-term strategic goals, and overall financial performance of the Company. It is the Company’s general philosophy that management be rewarded for their performance as a team in the attainment of these goals, rather than individually. North Valley Bancorp believes that this is important to aligning our Executive Officers and promoting teamwork among them. Bonus percentages for Executive Officers were initially proposed by a compensation consultant based on an analysis of peer banks and industry sector considerations. Those basic percentages, which are discretionary with the Compensation Committee, have generally been followed in recent years. Those percentages are as follows: for Executive Officers other than the Chief Executive Officer, the range is 10% - 40% of base salary; and for the Chief Executive Officer, the range is 10% - 50% of base salary. Similarly, Executive Officers are eligible for discretionary incentive stock option awards based on the following percentages: for Executive Officers other than the Chief Executive Officer, the range is 0% - 5% of base salary as the number of options considered for award; and for the Chief Executive Officer, the range is 0% - 6% of base salary as the number of options considered for award.

Although each Executive Officer is eligible to receive an award at the discretion of the Compensation Committee, the granting of the award as to any individual, officer or as a group, is first at the discretion of the Chief Executive Officer and then, based on his recommendation, at the discretion of the Compensation Committee and the entire Board of Directors. The Compensation Committee may choose whether to award a bonus and decides on the actual level of the award in light of all relevant factors after completion of the applicable fiscal year. As indicated above, no bonuses or stock options have been awarded to the Executive Officers for the year 2009.

The following Summary Compensation Table sets forth the compensation of the President and Chief Executive Officer (Principal Executive Officer) and the Executive Vice President and Chief Financial Officer (Principal Financial Officer) of the Company and all of the other Executive Officers for services in all capacities provided to the Company and North Valley Bank during the years shown:

SUMMARY COMPENSATION TABLE
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	(1)($)	($)	($)	(2)($)	($)	(3)($)	(4)($)	($)

Michael J. Cushman	2009	$300,982	—	—	—	—	$210,176	$7,010	$518,168
President and Chief	2008	$300,982	—	—	$70,966	—	$276,256	$13,095	$661,299
Executive Officer	2007	$286,650	124,000	—	$74,161	—	$254,744	$13,508	$753,063

Kevin R. Watson	2009	$196,560	—	—	—	—	$88,983	$14,270	$299,813
Executive Vice President	2008	$196,560	—	—	$28,266	—	$100,125	$20,090	$345,041
and Chief Financial Officer	2007	$187,200	63,648	—	$24,010	—	$80,821	$16,140	$371,819

Scott R. Louis	2009	$161,700	—	—	—	—	$43,103	$9,832	$214,635
Executive Vice President	2008	$161,700	—	—	$17,396	—	$50,383	$14,863	$244,342
and Chief Operating Officer	2007	$154,000	52,360	—	$13,637	—	$27,094	$14,137	$261,228

Roger D. Nash	2009	$161,700	—	—	—	—	$55,487	$9,446	$226,633
Executive Vice President	2008	$161,700	—	—	$24,958	—	$62,280	$14,403	$263,341
and Chief Credit Officer	2007	$154,000	52,360	—	$21,159	—	$29,980	$11,100	$268,599

Gary S. Litzsinger	2009	$120,000	—	—	—	—	$19,344	$5,743	$145,087
Executive Vice President	2008	$120,000	—	—	$18,490	—	$21,218	$8,489	$168,197
and Chief Risk Officer	2007	$111,100	35,885	—	$17,415	—	$18,670	$6,480	$189,550

Leo J. Graham	2009	$179,000	—	—	—	—	$141,781	$8,094	$328,875
General Counsel and	2008	$179,000	—	—	$25,004	—	$172,642	$14,090	$390,736
Corporate Secretary	2007	$170,500	57,382	—	$25,525	—	$143,658	$13,522	$410,587

(1)	Base salary includes 401(k) Plan and Executive Deferred Compensation Plan (“EDCP”) contributions made by the named officers.
(2)
The amount reported in this column represents the grant date fair value of options granted during the years shown. The assumptions used to calculate fair value were done in accordance with ASC Topic 718 and are described in Footnote 1 to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(3)
The amounts in this column represent the increase in the actuarial net present value of all future retirement benefits under the individual’s salary continuation plan and the above-market or preferential earnings on any nonqualified deferred compensation. The above-market rate is determined by using the amount above 120% of the Federal long-term rate. For 2008, the interest rate paid was 10.072% and the above-market rate was determined to be 5.20%. For 2009, the interest rate paid was 8.757%, and the above-market rate was determined to be 4.56%.

(4)	Included in this column are perquisites described below in the table under the heading “Perquisites.”

Perquisites

Executive Officers who participated in the North Valley Bancorp 401(k) Plan received matching funds, as did all employees of the Company who participated in the Plan. All of the Company’s employees and Executive Officers named in the Summary Compensation Table above are eligible to participate in the Company’s ESOP Plan. Executive Officers, in addition, are eligible to receive the same health and insurance benefits as made available to all other employees of the Company. In addition, the Executive Officers are eligible to participate in executive and key employee deferred compensation plans as discussed hereafter. Executive Officers also have certain perquisites as follows:

		Auto Allowance ($)	Club Memberships & Dues ($)	401K Matching Contribution ($)	ESOP ($)	Total ($)
Name and Principal Position	Year

Michael J. Cushman	2009	$646	$3,720	—	$2,644	$7,010
President and Chief	2008	$646	$3,720	$5,199	$3,530	$13,095
Executive Officer	2007	$2,350	$3,600	$3,850	$3,708	$13,508

Kevin R. Watson	2009	$6,000	$3,660	$1,966	$2,644	$14,270
Executive Vice President	2008	$6,000	$3,660	$6,900	$3,530	$20,090
and Chief Financial Officer	2007	$6,000	$3,540	$6,600	—	$16,140

Scott R. Louis	2009	$1,850	$3,720	$1,618	$2,644	$9,832
Executive Vice President	2008	$1,850	$3,410	$6,406	$3,197	$14,863
and Chief Operating Officer	2007	$1,850	$3,590	$6,058	$2,639	$14,137

Roger D. Nash	2009	$1,450	$3,720	$1,632	$2,644	$9,446
Executive Vice President	2008	$1,450	$3,720	$6,046	$3,187	$14,403
and Chief Credit Officer	2007	$1,450	$3,595	$6,055	—	$11,100

Gary S. Litzsinger	2009	$1,450	$1,320	$1,200	$1,773	$5,743
Executive Vice President	2008	$1,450	—	$4,711	$2,328	$8,489
and Chief Risk Officer	2007	$1,450	—	$2,916	$2,114	$6,480

Leo J. Graham	2009	—	$3,660	$1,790	$2,644	$8,094
General Counsel and	2008	—	$3,660	$6,900	$3,530	$14,090
Corporate Secretary	2007	—	$3,540	$6,600	$3,382	$13,522

Stock Option Awards

North Valley Bancorp intends that its stock option award program be the primary vehicle for offering long-term incentives and rewarding its Executive Officers and key employees. The Company also regards its stock option award program as a key retention tool. This is a very important factor in its determination of the type of option award to grant and the number of underlying shares that are granted in connection with that award. Because of the direct relationship between the value of an option and the market price of the Company’s Common Stock, North Valley Bancorp has always believed that granting stock options is the best method of motivating the Executive Officers to manage the Company in a manner that is consistent with the interests of the Company and its shareholders. No stock options were awarded to Executive Officers in 2009.

Timing of Grants

Stock options to the Company’s Executive Officers and other key employees are typically granted annually in conjunction with a review of the individual performance of its Executive Officers. This review takes place at the regularly scheduled meeting of the Compensation Committee, which is held in conjunction with the quarterly meeting of the Board in January following the fiscal year under consideration. Grants to newly hired employees are effective on the date of grant as consideration for the hiring of the new employee. The exercise price of all stock options is set at the closing price of the day of Common Stock as reported on the NASDAQ Global Select Market on the date of grant. As indicated in the following table, the Compensation Committee did not recommend and the Board of Directors did not grant any stock options to the Executive Officers for 2009.

2009 GRANTS OF PLAN-BASED AWARDS TABLE

								All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)		Grant Date Fair Value of Stock and Option Awards ($)

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold(#)	Target (#)	Maximum(#)
Michael J. Cushman	—	—	—	—	—	—	—	—	—	—	—	—
Kevin R. Watson	—	—	—	—	—	—	—	—	—	—	—	—
Scott R. Louis	—	—	—	—	—	—	—	—	—	—	—	—
Roger D. Nash	—	—	—	—	—	—	—	—	—	—	—	—
Gary S. Litzsinger	—	—	—	—	—	—	—	—	—	—	—	—
Leo J. Graham	—	—	—	—	—	—	—	—	—	—	—	—

Outstanding Equity Awards At Fiscal Year—End

The following table summarizes information about the options, warrants and rights and other equity compensation for each Executive Officer under the Company’s equity plans as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable		Unexercisable
					(#)	($)	Date	(#)	($)	(#)	($)

Michael J. Cushman	14,859	(1)	—		—	$8.87	4/26/2011	—	—	—	—
	10,638	(2)	—		—	$9.40	1/24/2012	—	—	—	—
	15,000	(3)	—		—	$10.24	7/25/2012	—	—	—	—
	18,900	(4)	—		—	$13.06	1/30/2013	—	—	—	—
	12,000	(5)	—		—	$15.72	1/20/2014	—	—	—	—
	14,963	(7)	—		—	$19.86	1/20/2015	—	—	—	—
	11,970	(10)	2,993		—	$17.95	2/3/2016	—	—	—	—
	8,977	(12)	5,986	(12)	—	$20.03	1/25/2017	—	—	—	—
	7,223	(13)	10,836	(13)	—	$13.01	1/24/2018	—	—	—	—
	11,766	(14)	47,067	(14)		$4.79	11/20/2018

Kevin R. Watson	8,000	(11)	2,000	(11)	—	$16.38	4/27/2016	—	—	—	—
	4,320	(12)	2,880	(12)	—	$20.03	1/25/2017	—	—	—	—
	3,744	(13)	5,616	(13)		$13.01	1/24/2018
	1,859	(14)	7,437	(14)		$4.79	11/20/2018

Scott R. Louis	2,500	(8)	—	(8)	—	$17.63	4/28/2015	—	—	—	—
	3,360	(12)	2,240	(12)		$20.03	1/25/2017
	3,080	(13)	4,620	(13)		$13.01	1/24/2018
	1,106	(14)	4,424	(14)		$4.79	11/20/2018

Roger D. Nash	10,000	(9)	—	(9)	—	$17.00	10/20/2015	—	—	—	—
	3,360	(12)	2,240	(12)	—	$20.03	1/25/2017	—	—	—	—
	3,080	(13)	4,620	(13)		$13.01	1/24/2018
	1,631	(14)	6,524	(14)		$4.79	11/20/2018

Gary S. Litzsinger	4,000	(6)	—	(6)	—	$16.18	8/5/2014	—	—	—	—
	2,000	(7)	—	(7)	—	$19.86	1/20/2015	—	—	—	—
	2,284	(10)	572	(10)	—	$17.95	2/3/2016	—	—	—	—
	2,515	(12)	1,677	(12)	—	$20.03	1/25/2017	—	—	—	—
	2,222	(13)	3,333	(13)		$13.01	1/24/2018
	1,302	(14)	5,209	(14)		$4.79	11/20/2018

Leo J. Graham	5,000	(5)	—	(5)	—	$15.72	1/20/2014	—	—	—	—
	3,000	(7)	—	(7)	—	$19.86	1/20/2015	—	—	—	—
	3,360	(10)	840	(10)	—	$17.95	2/3/2016	—	—	—	—
	3,934	(12)	2,624	(12)	—	$20.03	1/25/2017	—	—	—	—
	3,410	(13)	5,115	(13)		$13.01	1/24/2018
	1,909	(14)	7,640	(14)		$4.79	11/20/2018

(1)	These stock options vest 20% at grant date and vest 20% per year over the next four years; 100% were vested at April 26, 2005.
(2)	These stock options vest 20% at grant date and vest 20% per year over the next four years; 100% were vested at January 24, 2006.
(3)	These stock options vest 20% at grant date and vest 20% per year over the next four years; 100% were vested at July 25, 2006.
(4)	These stock options vest 20% at grant date and vest 20% per year over the next four years; 100% were vested at January 30, 2007.
(5)	These stock options vest 20% at grant date and vest 20% per year over the next four years; 100% were vested at January 20, 2008.
(6)	These stock options vest 20% at grant date and vest 20% per year over the next four years; 100% were vested at August 5, 2008.
(7)	These stock options vest 20% at grant date and vest 20% per year over the next four years; 100% were vested at January 20, 2009.
(8)	These stock options vest 20% at grant date and vest 20% per year over the next four years; 100% were vested at April 28, 2009.
(9)	These stock options vest 20% at grant date and vest 20% per year over the next four years; 100% were vested at October 20, 2009.
(10)	These stock options vest 20% at grant date and vest 20% per year over the next four years; 80% were vested at February 3, 2009 with the remaining vesting to occur on February 3, 2010.
(11)	These stock options vest 20% at grant date and vest 20% per year over the next four years; 80% were vested at April 27, 2009 with the remaining vesting to occur on April 27, 2010.
(12)	These stock options vest 20% at grant date and vest 20% per year over the next four years; 60% were vested at January 25, 2009 with the remaining vesting to occur on January 25, 2010 and 2011.
(13)	These stock options vest 20% at grant date and vest 20% per year over the next four years; 40% were vested at January 24, 2009 with the remaining vesting to occur on January 24, 2010, 2011 and 2012.
(14)	These stock options vest 20% per year over the next five years; 20% were vested at November 20, 2009 with the remaining vesting to occur on November 20, 2010, 2011, 2012 and 2013.

Options Exercised and Stock Vested

The following table summarizes information with respect to stock option awards exercised and restricted stock and restricted stock unit awards vested during fiscal year 2009 for each of the Executive Officers.

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized On Exercise	Number of Shares Acquired on Vesting	Value Realized On Vesting
Name	(#)	($)	(#)	($)
Michael J. Cushman	—	—	—	—
Kevin R. Watson	—	—	—	—
Scott R. Louis	—	—	—	—
Roger D. Nash	—	—	—	—
Gary S. Litzsinger	—	—	—	—
Leo J. Graham	—	—	—	—

Employment Agreements

The Company entered into an Employment Agreement with Michael J. Cushman in 2001. The Company entered into an Employment Agreement with Leo J. Graham in 2004, revised in 2006. The Company entered into Employment Agreements with Gary S. Litzsinger, Scott R. Louis and Roger D. Nash during 2005. The Company entered into an Employment Agreement with Kevin R. Watson in 2006.

The Employment Agreement entered into in 2001 with Mr. Cushman had an initial term of three years with annual renewals. The Employment Agreements with Messrs. Watson, Louis, Nash, Litzsinger, and Graham have an initial term of one year and provide that they will be extended for additional one-year periods, or be at will, unless either the employee or the employer gives notice of non-renewal before the end of the term or extended term. All of the Employment Agreements have been extended at their annual anniversary dates upon the same terms and conditions, except for Mr. Cushman, whose Employment Agreement has been extended annually since the end of its initial three year term upon the same terms and conditions. As a result of North Valley Bancorp and North Valley Bank entering into a formal agreement with the Federal Reserve Bank of San Francisco, as reported in the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2010, Executive Officers’ compensation agreements, including the renewal thereof, is subject to review and an indication of non-objection from the Federal Reserve Bank of San Francisco and from the Federal Deposit Insurance Corporation. The compensation paid to each of Messrs. Cushman, Watson, Louis, Nash, Litzsinger, and Graham for years 2009, 2008 and 2007 under the terms of their respective Employment Agreements is set forth in the Summary Compensation Table on page 9 of this report.

Under the terms of their respective Employment Agreements, all Executive Officers are eligible to participate in the Executive Deferred Compensation Plan and the Salary Continuation Agreements (see discussion below) and are entitled to all other benefits made available to employees of the Company generally.

All Executive Officers are entitled to severance pay upon termination by the Company without cause in an amount ranging from six months to 24 months of current base salary, except Mr. Cushman who is also entitled to a pro rata share of his annual incentive compensation for the prior year.

POST-EMPLOYMENT COMPENSATION

Salary Continuation Agreements

The Company has entered into a Salary Continuation Agreement with each of the Executive Officers. The Salary Continuation Agreements provide for five general classes of benefits for Executive Officers, which benefits vest over a period of eight (8) to ten (10) years with credit for prior service or as determined by the Chief Executive Officer and the Board of Directors:

(1)
Normal Retirement Benefits. The normal retirement benefit is calculated to provide a target benefit in the amount equal to sixty percent (60%) of the executive’s compensation at the time of retirement (age 65) or a lesser amount as determined by the Chief Executive Officer and the Board of Directors.

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
(5)
Change of Control Benefit. The change of control benefit is an amount determined as follows: Executive Officer’s Fully Vested Present Value Benefit payable at age 65 for the current plan year plus two times the Executive Officer’s current Plan Year Compensation (except with respect to the Chief Executive Officer, which is 2.99 times plan year compensation). This benefit is payable only in the event of a change in control as defined in the Salary Continuation Agreement and is limited by the provisions of Internal Revenue Code section 280(g).

In consulting with its compensation consultant, Clark Consulting, the Company determined that it would be more cost effective for the Company to acquire prepaid policies of life insurance to fund these anticipated future obligations than to pay annual premiums. The Company, as a result of acquiring the prepaid policies, will have cash values in the policies in excess of the amount paid for those policies.

The Company and the Executive Officers who have Salary Continuation Agreements have entered into split dollar life insurance agreements in connection with the life insurance policies obtained by the Company on their lives.

The following table illustrates the approximate annual retirement income that may become payable to a key employee credited with the number of years of service shown, assuming that benefits commence at age 65 and are payable in the form of an annuity for the employee’s life or for 20 years (whichever is greater):

ANNUAL RETIREMENT INCOME
Years of Credited Service

Final Average
Compensation	1	2	3	4	5
$100,000	$6,000	$12,000	$18,000	$24,000	$30,000
120,000	7,200	14,400	21,600	28,800	36,000
140,000	8,400	16,800	25,200	33,600	42,000
160,000	9,600	19,200	28,800	38,400	48,000
180,000	10,800	21,600	32,400	43,200	54,000
200,000	12,000	24,000	36,000	48,000	60,000
250,000	15,000	30,000	45,000	60,000	75,000
300,000	18,000	36,000	54,000	72,000	90,000

Final Average
Compensation	6	7	8	9	10
$100,000	$36,000	$42,000	$48,000	$54,000	$60,000
120,000	43,200	50,400	57,600	64,800	72,000
140,000	50,400	58,800	67,200	75,600	84,000
160,000	57,600	67,200	76,800	86,400	96,000
180,000	64,800	75,600	86,400	97,200	108,000
200,000	72,000	84,000	96,000	109,000	121,000
250,000	90,000	105,000	120,000	135,000	150,000
300,000	108,000	126,000	144,000	162,000	180,000

Mr. Cushman began accruing retirement benefits under his Salary Continuation Agreement effective January 1, 2001, and is fully vested. Messrs. Watson, Louis, Nash, Litzsinger, and Graham began accruing retirement benefits under their Salary Continuation Agreements according to their respective hire dates.

As of December 31, 2009, the Company’s aggregate accrued obligations under all Salary Continuation Agreements were $5,795,000 (includes obligations to retirees under old plans). As reported in the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2009, the Board of Directors elected to “freeze” the North Valley Bancorp Salary Continuation Plan for Executive Officers.

The following table summarizes the retirement benefits payable to the Executive Officers as of December 31, 2009.

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year

Michael J. Cushman	Salary Continuation Plan	12	$560,522	—
Kevin R. Watson	Salary Continuation Plan	3	$30,512	—
Scott R. Louis	Salary Continuation Plan	4	$110,588	—
Roger D. Nash	Salary Continuation Plan	4	$120,247	—
Gary S. Litzsinger	Salary Continuation Plan	5	$48,725	—
Leo J. Graham	Salary Continuation Plan	6	$259,408	—

Executive Deferred Compensation Plan

The Executive Deferred Compensation Plan (“EDCP”), adopted by the Directors of the Company and North Valley Bank effective January 1, 2001 and restated effective January 1, 2007, is a nonqualified executive benefit plan in which the eligible executive voluntarily elects to defer some or all of his or her current compensation in exchange for the Company’s promise to pay a deferred benefit. The deferred compensation is credited with interest under the plan and the accrued liability is paid to the executive at retirement. Unlike a 401(k) plan or a pension plan, an EDCP is a nonqualified plan. Accordingly, this plan is selectively made available to certain highly compensated employees and executives without regard to the nondiscrimination requirements of qualified plans. The EDCP is also an unfunded plan, which means there are no specific assets set aside to fund the plan. The Company has purchased life insurance policies in order to provide for payment of its obligations under the Executive Deferred Compensation Plan, but the executive has no rights under the plan beyond those of a general creditor of the plan sponsor. The deferred amount is not taxable income to the individual and is not a tax-deductible expense to the plan sponsor.

The EDCP is embodied in a written agreement between the plan sponsor and the executive selected to participate in the plan. The agreement includes provisions that indicate the benefits to be provided at retirement or in the event of death, disability, or termination of employment prior to retirement. The agreement provides for full vesting of deferred amounts since the executive is setting aside his or her current compensation. If the individual leaves, the account balance would be paid according to the terms specified in the agreement. If the individual were to die prior to or during retirement, the promised benefits would be paid to the individual’s beneficiary or estate.

As of December 31, 2009, the Company’s aggregate accrued obligations under all executive deferred compensation plans were $236,000.

The following table summarizes the nonqualified deferred compensation benefits payable to the Executive Officers as of December 31, 2009.

NONQUALIFIED DEFERRED COMPENSATION TABLE

	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year-End
Name	($)	($)	(1)($)	($)	($)

Michael J. Cushman	—	—	$6,891	—	$82,469
Kevin R. Watson	—	—	—	—	—
Scott R. Louis	—	—	—	—	—
Roger D. Nash	—	—	—	—	—
Gary S. Litzsinger	$4,800	—	$1,804	—	$23,811
Leo J. Graham	—	—	$771	—	$9,227

(1)	Earnings credited to the accounts are based upon the terms of the Deferred Compensation Plan. The rate credited for 2009 was 8.757%.

Change in Control Agreements

In the event of a sale, dissolution or liquidation of the Company or a merger or a consolidation in which the Company is not the surviving or resulting Company, a “change in control” occurs.

All of the Executive Officers are, upon a change in control of the Company, entitled under their Employment Agreements to receive the “change in control” benefits described in their Salary Continuation Agreements (see discussion of Salary Continuation Agreements above).

All options outstanding under the 1989 Director Stock Option Plan, the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan, and the 2008 Stock Incentive Plan which at the time are not fully vested may, nonetheless, under the terms of the relevant agreement of merger or consolidation or plan of sale, liquidation or dissolution, be entitled to be exercised as if they were fully (100 percent) vested. Summary information regarding each Company stock option plan is set forth below.

The North Valley Bank Executive Deferred Compensation Agreements and North Valley Bank Executive Salary Continuation Agreements provide for the acceleration of the payment of benefits to Executive Officers thereunder upon a change in control of the Company. Summary information regarding such agreements is set forth below, as of December 31, 2009.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name		Amount Payable (1)

Michael J. Cushman	Payment of Three-times current Salary plus 3-year Average Bonus and Accelerated vesting of Salary Continuation Plan	$1,587,468
Kevin R. Watson	Payment of Two-times current Salary plus 3-year Average Bonus and Accelerated vesting of Salary Continuation Plan	$511,712
Scott R. Louis	Payment of Two-times current Salary plus 3-year Average Bonus and Accelerated vesting of Salary Continuation Plan	$579,484
Roger D. Nash	Payment of Two-times current Salary plus 3-year Average Bonus and Accelerated vesting of Salary Continuation Plan	$598,800
Gary S. Litzsinger	Payment of Two-times current Salary plus 3-year Average Bonus and Accelerated vesting of Salary Continuation Plan	$361,374
Leo J. Graham	Payment of Two-times current Salary plus 3-year Average Bonus and Accelerated vesting of Salary Continuation Plan	$828,618

(1)
Each amount shown in this column is the maximum, as the individual Agreements limit the amount of payment to any Executive Officer as a result of a change in control, including the value of acceleration of any equity awards and salary continuation plans, to the maximum amount permissible to avoid an “excess parachute payment” under Section 280(g) of the Internal Revenue Code.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee consists of the following members of the Company’s Board of Directors: Royce L. Friesen (Chairman), William W. Cox and Martin A. Mariani. All members of the Committee are independent as defined under the Sarbanes-Oxley Act of 2002, the rules and regulations of the Securities and Exchange Commission and the corporate governance listing standards of the NASDAQ Stock Market.

The Compensation Committee reviews and recommends to the Board of Directors, salaries, performance based incentives, both annual and long-term, and other matters relating to the compensation of the Chief Executive Officer and the Chief Executive Officer’s recommendations as to Executive Officers, taking into consideration non-salary based benefits in the form of Company paid expenses for car allowances and club memberships. The Committee determines the base salary for the Chief Executive Officer by: (1) examining the Company’s performance against its preset goals, (2) examining the Company’s performance within the banking industry, (3) evaluating the overall performance of the Chief Executive Officer, and (4) comparing the base salary of the Chief Executive Officer to that of other chief executive officers in the banking industry in the Company’s market area. In January 2010, the Committee recommended, and the Board approved, the following executive salaries effective February 1, 2010: Mr. Cushman’s annual salary of $300,982; Mr. Watson’s annual salary of $196,560; Mr. Louis’ annual salary of $161,700; Mr. Nash’s annual salary of $161,700; Mr. Litzsinger’s annual salary of $120,000, and Mr. Graham’s annual salary of $179,000. The base salary levels for all Executive Officers remain unchanged from 2008. The Compensation Committee determined in consultation with President and Chief Executive Officer, Michael J. Cushman, that all Executive Officer compensation continue at 2008 levels, and that no incentive bonuses or merit increases be paid for 2009. The Compensation Committee also suspended the award of incentive stock option grants that normally would be granted in January of 2010 for performance in 2009. The basis for the suspension of incentive bonus compensation and merit increase to base salary was because of the economic downturn nationwide and in California that has negatively affected the earnings of the Company. The Board of Directors approved the recommendations of the Compensation Committee.

The members of the Compensation Committee have reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the North Valley Bancorp 2010 Proxy Statement and the Annual Report on Form 10-K for the year ended December 31, 2009.

Submitted by:

Royce L. Friesen, Chairman
William W. Cox
Martin A. Mariani

NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF THE COMPANY’S PREVIOUS OR FUTURE FILINGS UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 THAT MIGHT INCORPORATE THIS FORM 10-K/A OR FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN WHOLE OR IN PART, THE ABOVE REPORT OF THE COMPENSATION COMMITTEE SHALL NOT BE DEEMED TO BE INCORPORATED BY REFERENCE INTO ANY SUCH FILING.

DIRECTOR COMPENSATION

Director Deferred Fee Plan

The Director Deferred Fee Plan (“DDFP”), adopted by the Directors of the Company and North Valley Bank effective January 1, 2001 and restated effective January 1, 2007, is a nonqualified director benefit plan in which the eligible director voluntarily elects to defer some or all of his or her current fees in exchange for the Company’s promise to pay a deferred benefit. The deferred fees are credited with interest under the plan and the accrued liability is paid to the director at retirement. Unlike a 401(k) plan or a pension plan, a DDFP is a nonqualified plan. Accordingly, this plan is only made available to outside directors without regard to the nondiscrimination requirements of qualified plans. The DDFP is also an unfunded plan, which means there are no specific assets set aside to fund the plan. The Company has purchased life insurance policies in order to provide for payment of its obligations under the Director Deferred Fee Plan, but the director has no rights under the plan beyond those of a general creditor of the plan sponsor. The deferred amount is not taxable income to the individual and is not a tax-deductible expense to the plan sponsor.

The Company and the Directors who have DDFP Agreements have also entered into split dollar life insurance agreements in connection with the life insurance policies obtained by the Company and North Valley Bank on their lives.

The DDFP is embodied in a written agreement between the plan sponsor and the Director selected to participate in the plan. The Agreement includes provisions that indicate the benefits to be provided at retirement or in the event of death, disability, or termination of Board membership prior to retirement. The Agreement provides for full vesting of deferred amounts since the Director is setting aside his or her current fees. If the individual leaves, the account balance would be paid according to the terms specified in the Agreement. If the individual were to die prior to or during retirement, the promised benefits would be paid to the individual’s beneficiary or estate.

As of December 31, 2009, the Company’s aggregate accrued obligations under the Directors Deferred Fee Plan were $1,906,000.

Components of Director Compensation

North Valley Bancorp reviews the level of compensation of its non-employee Directors on an annual basis. To determine whether the current level of compensation for its non-employee Directors is appropriate, North Valley Bancorp has historically obtained data from a number of different sources including:

●	Publicly available data describing director compensation in peer companies;
●	Data provided by the California Banker’s Association with regard to director compensation;
●	Information obtained directly from other companies.

During 2009, each Director (other than the Chairman) of North Valley Bancorp was paid $3,000 per quarterly meeting of the Board of Directors and each Director (other than the Chairman) of North Valley Bank was paid $500 per monthly meeting of the Board of Directors. Payments for attendance at Loan Committee meetings of North Valley Bank during 2009 were $250 per meeting. The Chairman of the Board of Directors of the Company was paid $5,000 for each quarterly meeting of the Board of Directors and the Chairman of the Board of Directors of North Valley Bank was paid $850 for each Board of Directors meeting during 2009. The Chairman of the Loan Committee was paid $350 per meeting during 2009. The Chairman of the Audit Committee was paid a quarterly fee of $1,000 during 2009. The Chairman of the Compensation Committee was paid a quarterly fee of $850 during 2009.

Commencing in 1998, each non-employee Director of the Company has received an award of shares of Common Stock as part of his or her annual retainer as a Director pursuant to the 1998 Employee Stock Incentive Plan and continued under the 2008 Stock Incentive Plan. Each award is fully vested when granted to a non-employee Director. Each Director of the Company received 900 shares of Common Stock as his or her annual retainer in 2008. Each of the non-employee Directors waived his or her annual retainer of 900 shares of Common Stock for 2009.

During 2009, cash compensation paid to non-employee Directors of the Company totaled $153,000 and payment of additional Director Compensation of $42,000 was deferred under the DDFP. Directors electing coverage under the group health insurance plan available to employees of the Company have been required to pay 100% of their health insurance premiums since January 1989.

The following table sets forth information with regard to compensation earned by non-employee Directors in 2009. Compensation earned by the only employee Director, Michael J. Cushman, is described in the “Executive Compensation” section above.

DIRECTOR COMPENSATION TABLE

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name (1)	(2)($)	($)	($)	($)	(3)($)	($)	($)

William W. Cox	$24,450	—	—	—	$957	—	$25,407
Royce L. Friesen	$22,150	—	—	—	$12,158	—	$34,308
Dante W. Ghidinelli	$26,500	—	—	—	$9,971	—	$36,471
Kevin D. Hartwick	$22,250	—	—	—	$1,199	—	$23,449
Roger B. Kohlmeier	$21,400	—	—	—	—	—	$21,400
Martin A. Mariani	$19,500	—	—	—	$645	—	$20,145
Dolores M. Vellutini	$22,750	—	—	—	$4,468	—	$27,218
J.M. Wells, Jr.	$35,450	—	—	—	$27,370	—	$62,820

(1)	Includes only Directors who served during 2009.
(2)	Includes cash payments made to Directors of North Valley Bancorp for meetings attended during 2009.
(3)
The amounts in this column represent the above-market or preferential earnings on any nonqualified compensation. The above-market rate is determined by using the amount above 120% of the Federal long-term rate. For 2009, the interest rate paid was 8.757%, and the above-market rate was determined to be 4.56%.

The following table shows the aggregate number of stock awards and option awards outstanding for each non-employee Director as of December 31, 2009. No stock options were granted to non-employee Directors in 2009.

Name	Aggregate Stock Awards Outstanding as of 12/31/09 (#)	Aggregate Option Awards Outstanding as of 12/31/09 (#)	Grant Date Fair Value of Stock and Option Awards Made during 2009 ($)

William W. Cox	—	20,220	—
Royce L. Friesen	—	5,100	—
Dante W. Ghidinelli	—	19,800	—
Kevin D. Hartwick	—	64,800	—
Roger B. Kohlmeier	—	16,200	—
Martin A. Mariani	—	16,200	—
Dolores M. Vellutini	—	64,800	—
J.M. Wells, Jr.	—	16,300	—

North Valley Bancorp 1989 Director Stock Option Plan

Under the North Valley Bancorp 1989 Director Stock Option Plan, as amended (the “1989 Director Plan”), which was adopted by the Board of Directors in December 1989 and by the shareholders of the Company at the 1990 Annual Meeting, each member of the Board of Directors, including employees who are Directors, automatically received every January a non-statutory stock option to purchase 1,000 shares of the Company’s Common Stock. Effective upon adoption of the North Valley Bancorp 1999 Director Stock Option Plan, no further grants of options have been made under the 1989 Director Plan. As of April 15, 2010, there were no outstanding options to purchase shares of Common Stock pursuant to the 1989 Director Plan.

North Valley Bancorp 1998 Employee Stock Incentive Plan

The North Valley Bancorp 1998 Employee Stock Incentive Plan (the “Stock Incentive Plan”) was adopted by the Board of Directors in February 1998 and approved by the shareholders of the Company at the 1998 Annual Meeting. The Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options or non-statutory stock options to key employees) and also provides for the award of shares of Common Stock to outside directors. The shares of Common Stock authorized to be awarded as options under the Stock Incentive Plan consist of 600,000 shares increased in an amount equal to 2% of shares outstanding each year, commencing January 1, 1999. The Stock Incentive Plan defines “key employee” as a common-law employee of the Company, its parent or any subsidiary of the Company, an “outside director,” or a consultant or advisor who provides services to the Company, its parent or any subsidiary of the Company. For purposes of the Stock Incentive Plan, an “outside director” is defined as a member of the Board who is not a common-law employee of the Company, its parent or any subsidiary of the Company.

Pursuant to the Stock Incentive Plan, as of April 15, 2010, there were outstanding options to purchase 409,040 shares of Company Common Stock. As provided in the Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008.

The Stock Incentive Plan is administered by a committee of the Board of Directors. As of April 15, 2010, the Committee members are Royce L. Friesen, Dante W. Ghidinelli, Kevin D. Hartwick, Roger B. Kohlmeier and Dolores M. Vellutini. The Committee must have a membership composition which enables the Stock Incentive Plan to qualify under SEC Rule 16b-3 with regard to the grant of options or other rights under the Stock Incentive Plan to persons who are subject to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Subject to the requirements of applicable law, the Committee may designate persons other than members of the Committee to carry out its responsibilities and may prescribe such conditions and limitations as it may deem appropriate, except that the Committee may not delegate its authority with regard to the selection for participation of or the granting of options or determining awards or other rights under the Stock Incentive Plan to persons subject to Section 16 of the Exchange Act.

In the event that the Company is a party to a merger or other reorganization, outstanding options and stock awards shall be subject to the agreement of merger or reorganization. Such agreement may provide, without limitation, for the assumption of outstanding options by the surviving Company or its parent, for their continuation by the Company (if the Company is a surviving Company), for accelerated vesting and accelerated expiration, or for settlement in cash.

North Valley Bancorp 1999 Director Stock Option Plan

On April 1, 1999, the Board of Directors adopted the North Valley Bancorp 1999 Director Stock Option Plan (the “1999 Director Stock Option Plan”), pursuant to which all members of the Board of Directors are eligible for the award of non-statutory stock options to purchase shares of the Company’s Common Stock. Non-statutory stock options are options not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

The 1999 Director Stock Option Plan replaced the existing North Valley Bancorp 1989 Director Stock Option Plan, as amended (the “1989 Director Plan”) and was approved by the shareholders at the 1999 Annual Meeting.

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

All members of the Board of Directors of the Company and North Valley Bank, including employees of the Company who are directors, are eligible to participate in the 1999 Director Stock Option Plan. As of April 15, 2010, there were nine Directors eligible to participate in the 1999 Director Stock Option Plan.

Shares covered by options granted pursuant to the 1999 Director Stock Option Plan are authorized but unissued shares of the Company’s Common Stock. The maximum aggregate number of shares of Common Stock which may be optioned and sold under the 1999 Director Stock Option Plan is equal to ten percent of the total shares of the Company’s Common Stock issued and outstanding from time to time. As of April 15, 2010, there were options outstanding under the 1999 Director Stock Option Plan for the purchase of 90,000 shares of Common Stock. On the same date, there were 7,495,817 shares of Common Stock issued and outstanding. Thus, as of April 15, 2010, no shares of Common Stock were available for the grant of additional options under the 1999 Director Stock Option Plan.

The 1999 Director Stock Option Plan includes provisions for adjustment of and changes in the shares reserved for issuance in the event that the shares of Common Stock of the Company are changed into or exchanged for a different number of kind of shares of stock or other securities of the Company or other Company, whether by reason or reorganization, merger, consolidation, recapitalization, reclassification, stock dividend, stock split or other changes.

The 1999 Director Stock Option Plan also includes provisions regarding the sale, dissolution or liquidation of the Company and any reorganization, merger or consolidation in which the Company is not the surviving or resulting Company. If the Company is not the surviving or resulting Company, the Board of Directors shall have the power to terminate all options under the 1999 Director Stock Option Plan, provided that each optionee shall have the right prior to the effective date of such sale, dissolution, liquidation, reorganization, merger or consolidation to exercise any outstanding option in full, without regard to the option’s vesting schedule.

Options granted under the 1999 Director Stock Option Plan may only be non-statutory stock options. Each option will be 20 percent exercisable or “vested” immediately upon the date of grant and will become further vested at the rate of 20 percent on each of the first four anniversary dates thereafter. Options are exercisable for a period of ten years after the date of grant. The exercise price for the options is 85 percent of the fair market value of the shares on the date of grant, as determined by the Board of Directors. So long as the Company’s Common Stock is listed on The NASDAQ Stock Market, such fair market value shall be equal to the last transaction price reported for such date on The NASDAQ Global Select Market.

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

The Board of Directors may amend, suspend or terminate the 1999 Director Stock Option Plan at any time and for any reason. Any amendment is subject to the approval of the shareholders of the Company only to the extent required by applicable laws or regulations. No amendment or termination may adversely affect the rights of an optionee under a previously awarded option, without the optionee’s consent.

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

North Valley Bancorp 2008 Stock Incentive Plan

The North Valley Bancorp 2008 Stock Incentive Plan (the “2008 Stock Incentive Plan”) was adopted by the Board of Directors in February 2008 and approved by the shareholders of the Company at the 2008 Annual Meeting. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of incentive stock options or non-statutory stock options. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be non-statutory stock options. The shares of Common Stock authorized to be awarded as options under the 2008 Stock Incentive Plan consist of 400,000 shares and shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted in the fourth quarter in 2008 the vesting period is five years. The 2008 Stock Incentive Plan defines “key employee” as a common-law employee of the Company, its parent or any subsidiary of the Company, an “outside director,” or a consultant or advisor who provides services to the Company, its parent or any subsidiary of the Company. For purposes of the 2008 Stock Incentive Plan, an “outside director” is defined as a member of the Board who is not a common-law employee of the Company, its parent or any subsidiary of the Company.

Pursuant to the 2008 Stock Incentive Plan, as of April 15, 2010, there were outstanding options to purchase 269,925 shares of Company Common Stock.

Each award of 900 shares of Common Stock to a non-employee director as an annual retainer under the Plan is fully taxable at the time of the grant. The Company receives a compensation expense deduction in the same amount. If the non-employee director disposes of the Common Stock prior to 12 months after the date of grant, any gain (or loss) will be a short-term capital gain. If the shares are held for longer than 12 months, any gain (or loss) will be taxed at long-term capital gain rates.

The 2008 Stock Incentive Plan is administered by a committee of the Board of Directors. As of April 15, 2010, the Committee members are Royce L. Friesen, Dante W. Ghidinelli, Kevin D. Hartwick, Roger B. Kohlmeier and Dolores M. Vellutini. The Committee must have a membership composition which enables the Stock Incentive Plan to qualify under SEC Rule 16b-3 with regard to the grant of options or other rights under the Stock Incentive Plan to persons who are subject to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Subject to the requirements of applicable law, the Committee may designate persons other than members of the Committee to carry out its responsibilities and may prescribe such conditions and limitations as it may deem appropriate, except that the Committee may not delegate its authority with regard to the selection for participation of or the granting of options or determining awards or other rights under the Stock Incentive Plan to persons subject to Section 16 of the Exchange Act.

In the event that the Company is a party to a merger or other reorganization, outstanding options and stock awards shall be subject to the agreement of merger or reorganization. Such agreement may provide, without limitation, for the assumption of outstanding options by the surviving Company or its parent, for their continuation by the Company (if the Company is a surviving Company), for accelerated vesting and accelerated expiration, or for settlement in cash.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners

To the knowledge of the Company, as of April 15, 2010, no person or entity was the beneficial owner of more than five percent (5%) of the outstanding shares of the Company’s Common Stock. For the purpose of this disclosure and the disclosure of ownership of shares by Directors and Executive Officers below, shares are considered to be “beneficially” owned if the person has or shares the power to vote or direct the voting of the shares, the power to dispose of or direct the disposition of the shares, or the right to acquire beneficial ownership (as so defined) within 60 days of April 15, 2010.

Stock Ownership of Directors and Executive Officers

The following table sets forth certain information regarding ownership of the Company’s Common Stock with respect to each Director of the Company and North Valley Bank, and each current executive officer named in the Summary Compensation Table on page 9, as well as for all Directors and executive officers of the Company and North Valley Bank as a group. All of the shares of Common Stock of the Company shown in the following table are owned both of record and beneficially, except as indicated in the notes to the table, as of April 15, 2010. The table should be read with the understanding that more than one person may be the beneficial owner or possess certain attributes of beneficial ownership with respect to the same securities. Therefore, careful attention should be given to the footnote references set forth in the column “Percent of Class.

		Beneficial	Percent of
Beneficial Owner	Position	Ownership(1)	Class(2)
William W. Cox(7)	Director, North Valley Bancorp North Valley Bank	22,262	*
Michael J. Cushman(5)	President and Chief Executive Officer and Director, North Valley Bancorp North Valley Bank	199,986	2.62%
Royce L. Friesen	Director, North Valley Bancorp North Valley Bank	71,535	*
Dante W. Ghidinelli(8)	Director, North Valley Bancorp North Valley Bank	62,646	*
Leo J. Graham(5)	General Counsel and Corporate Secretary North Valley Bancorp North Valley Bank	29,726	*
Kevin D. Hartwick(9)	Director, North Valley Bancorp North Valley Bank	101,586	1.35%
Roger B. Kohlmeier	Director, North Valley Bancorp North Valley Bank	45,700	*
Gary S. Litzsinger(5)	Executive Vice President and Chief Risk Officer North Valley Bancorp North Valley Bank	17,467	*
Scott R. Louis(5)	Executive Vice President and Chief Operating Officer North Valley Bancorp North Valley Bank	20,932	*
Martin A. Mariani(10)	Director, North Valley Bancorp North Valley Bank	70,664	*
Roger D. Nash(5)(6)	Executive Vice President and Chief Credit Officer North Valley Bancorp North Valley Bank	26,259	*
Dolores M. Vellutini(11)	Director, North Valley Bancorp North Valley Bank	127,045	1.68%
Kevin R. Watson(5)	Executive Vice President and Chief Financial Officer North Valley Bancorp North Valley Bank	31,457	*
J.M.(“Mike”) Wells, Jr. (12)	Chairman, North Valley Bancorp North Valley Bank	144,482	1.93%
All Directors and Executive Officers as a group (13 persons) (13) (14) (15) (16) (17)		971,747	12.36%

(1)
Includes shares beneficially owned, directly and indirectly, together with associates. Subject to applicable community property laws and shared voting and investment power with a spouse, sole investment and voting power is held by the beneficial owner of all shares unless noted otherwise. Includes stock options granted pursuant to the North Valley Bancorp 1998 Employee Stock Incentive Plan, the North Valley Bancorp 1999 Director Stock Option Plan, and the 2008 Stock Incentive Plan with: 5,244 shares exercisable within 60 days of April 15, 2010 by Mr. Cox, 135,894 shares exercisable within 60 days of April 15, 2010 by Mr. Cushman; 2,220 shares exercisable within 60 days of April 15, 2010 by Mr. Friesen; 5,160 shares exercisable within 60 days of April 15, 2010 by Mr. Ghidinelli; 24,470 shares exercisable within 60 days of April 15, 2010 by Mr. Graham; 50,160 shares exercisable within 60 days of April 15, 2010 by Mr. Hartwick; 8,040 shares exercisable within 60 days of April 15, 2010 by Mr. Kohlmeier, 16,844 shares exercisable within 60 days of April 15, 2010 by Mr. Litzsinger; 12,706 shares exercisable within 60 days of April 15, 2010 by Mr. Louis; 8,040 shares exercisable within 60 days of April 15, 2010 by Mr. Mariani; 20,731 shares exercisable within 60 days of April 15, 2010 by Mr. Nash; 50,160 shares exercisable within 60 days of April 15, 2010 by Ms. Vellutini; 23,235 shares exercisable within 60 days of April 15, 2010 by Mr. Watson; and 4,460 shares exercisable within 60 days of April 15, 2010 by Mr. Wells. Includes shares allocated under the North Valley Bancorp Employee Stock Ownership Plan through December 31, 2008, with: 3,743 shares allocated to Mr. Cushman, 1,106 shares allocated to Mr. Graham, 523 shares allocated to Mr. Litzsinger, 726 shares allocated to Mr. Louis, 528 shares allocated to Mr. Nash and 547 share allocated to Mr. Watson.

(2)	Includes stock options exercisable within 60 days of April 15, 2010. An “*” indicates less than one percent.
(3)	Intentionally omitted.
(4)	Intentionally omitted.
(5)
Michael J. Cushman is President and Chief Executive Officer of North Valley Bancorp and North Valley Bank; Kevin R. Watson is Executive Vice President and Chief Financial Officer of North Valley Bancorp and North Valley Bank; Scott R. Louis is Executive Vice President and Chief Operating Officer of North Valley Bancorp and North Valley Bank; Roger D. Nash is Executive Vice President and Chief Credit Officer of North Valley Bancorp and North Valley Bank; Gary S. Litzsinger is Executive Vice President and Chief Risk Officer of North Valley Bancorp and North Valley Bank; Leo J. Graham is General Counsel and Corporate Secretary of North Valley Bancorp and North Valley Bank (collectively, the “Executive Officers”).

(6)	Includes 5,000 shares held by Mr. Nash’s spouse.
(7)	Includes 915 shares held by Mr. Cox’s spouse and as to which Mr. Cox disclaims beneficial ownership.
(8)	Includes 20,861 shares held by Mr. Ghidinelli as Trustee for the Balma Grandchildren Trust.
(9)	Includes 420 shares held in custodian accounts for Mr. Hartwick’s children.
(10)	Includes 38,349 shares held by Mr. Mariani’s children and as to which Mr. Mariani disclaims beneficial ownership.
(11)	Includes 210 shares held by Ms. Vellutini’s spouse and 12,695 shares held by Ms. Vellutini’s son and as to which Ms. Vellutini disclaims beneficial ownership.
(12)
Includes 130,220 shares held by The Wells Family Trust, of which Mr. Wells is Trustee. Includes 1,750 shares held by Mr. Wells’ spouse and as to which Mr. Wells disclaims beneficial ownership. Includes 8,052 shares held by the Estate of Jean M. Wells, of which Mr. Wells is the Executor.

(13)	This group includes all current Executive Officers and Directors of the Company and its subsidiary, North Valley Bank.
(14)
See footnotes 5, 6, 8, 9 and 10. Includes 90,000 shares subject to options exercisable within 60 days of April 15, 2010 by the Directors under the 1999 Director Stock Option Plan and 277,364 shares subject to options exercisable within 60 days of April 15, 2010 by Messrs. Cox, Cushman, Friesen, Ghidinelli, Graham, Hartwick, Kohlmeier, Litzsinger, Louis, Mariani, Nash, Vellutini, Watson and Wells under the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan.

(15)
In calculating the percentage of ownership, all shares which the identified person has the right to acquire by the exercise of options are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(16)
Shares of the Company’s Common Stock, expected to be issued to Directors and executive officers of the Company upon conversion of the Company’s Series A Preferred Stock (as described above in the Explanatory Note), are not included in the table. Directors Cushman, Cox, Friesen, Ghidinelli, Hartwick, Kohlmeier, Mariani and Vellutini, and executive officers Graham, Litzsinger, Louis, Nash and Watson, participated in the purchase of Series A Preferred Stock for an aggregate of 1,861 shares of Series A Preferred Stock (equivalent to approximately 1.241 million shares of Common Stock, assuming conversion at $1.50 per share). Information regarding the shares of Series A Preferred Stock held by such Directors and executive officers is available on their Form 4 filings with the Commission on April 26, 2010 and will be further described in the Company’s 2010 Proxy Statement for the Annual Meeting of Shareholders.

(17)
The Company anticipates that approximately 27 million shares of Common Stock would be issued upon conversion of the 40,000 shares of Series A Preferred Stock described above in the Explanatory Note. Under such circumstances, the Company anticipates that some of the institutional purchasers of shares of the Company’s Series A Preferred Stock may, upon conversion, become beneficial owners of more than five percent (5%) of the outstanding shares of the Company’s Common Stock (assuming the necessary shareholder approvals are obtained). Additional information regarding such 5% owners will be provided in the Company’s 2010 Proxy Statement for the Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table summarizes information about the options, warrants, and rights and other equity compensation under the Company’s equity plans as of December 31, 2009.

EQUITY COMPENSATION PLANS

	Number of securities to be issued upon the exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan Category	(#)	($)	(#)

Equity Compensation Plans approved by security holders (1)	768,965	$10.16	279,991

Equity Compensation Plans not approved by security holders	None	N/A	N/A
Total	768,965	$10.16	279,991

(1)
Includes options to purchase shares of Company Common Stock under the following shareholder-approved plans: North Valley Bancorp 1998 Employee Stock Incentive Plan, North Valley Bancorp 1999 Director Stock Option Plan and North Valley Bancorp 2008 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company has a policy that it does not enter into any transactions covered under Item 404 of Regulation S-K with the exception of loans made by North Valley Bank (see “Indebtedness of Management” below). There have been no transactions, or series of similar transactions, during 2009, or any currently proposed transaction, or series of similar transactions, to which the Company or North Valley Bank was or is to be a party, in which the amount involved exceeded or will exceed $120,000 and in which any director, director-nominee or executive officer of the Company or North Valley Bank, or any shareholder owning of record or beneficially 5% or more of North Valley Bancorp Common Stock, or any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest.

Indebtedness of Management

Through its banking subsidiary, North Valley Bank, the Company has had and expects in the future to have banking transactions, including loans and other extensions of credit, in the ordinary course of its business with many of the Company’s Directors, Executive Officers, holders of five percent or more of the Company’s Common Stock and members of the immediate family of any of the foregoing persons, including transactions with companies or organizations of which such persons are directors, officers or controlling shareholders, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated persons. Management believes that in 2009 such loan transactions did not involve more than the normal risk of collectibility or present other unfavorable features. All loans and other extensions of credit made by North Valley Bank to the Directors and Executive Officers of the Company and North Valley Bank are made in compliance with the applicable restrictions of Section 22 of the Federal Reserve Act and Regulation O of the Board of Governors of the Federal Reserve System.

Director Independence

The Board of Directors of the Company has evaluated the independence of each of the members of the Board of Directors in accordance with applicable laws and regulations including the provisions of the Sarbanes-Oxley Act of 2002 (“SOX”), the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the corporate governance listing standards of The NASDAQ Stock Market (“NASDAQ”).

The Board of Directors has determined that a majority of the Board of Directors is comprised of “Independent Directors” within the requirements of SOX, SEC and NASDAQ regulations. The Board of Directors has further determined that Director Michael J. Cushman, who is employed as the President and Chief Executive Officer of the Company, is not independent.

The “Independent Directors” held four (4) regularly scheduled meetings of the Board of Directors during 2009 (executive sessions) at which only the “Independent Directors” were present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Perry-Smith LLP served the Company as the independent registered public accounting firm for the fiscal year ended December 31, 2009. Perry-Smith LLP was recommended by the Audit Committee of the Board of Directors to serve as the independent registered public accounting firm for the 2009 fiscal year, and the Board of Directors and shareholders of the Company approved the Audit Committee recommendation. The Audit Committee of the Board of Directors of the Company approved each professional service rendered by Perry-Smith LLP during the fiscal year 2009.

During the period covering the fiscal years ended December 31, 2009 and 2008, Perry-Smith LLP performed the professional services described below. No other services were provided in 2009 and 2008.

Description	2009	2008

Audit Fees (1)	$284,000	$285,000
Audit-Related Fees (2)	$29,000	$28,000
Tax Fees (3)	$64,000	$64,800
All Other Fees (4)	$6,000	$15,000

(1)
Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements, review of consolidated financial statements included in the Company’s quarterly reports and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees represent fees for professional services in connection with the audit of the Company’s retirement plans.
(3)
Tax services consist of compliance fees for the preparation of tax returns and tax payment-planning services. Tax services also include fees relating to other tax advice, tax consulting and planning other than for tax compliance and preparation.

(4)	All other fees consist primarily of consulting services in connection with SEC inquiries.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee consists of the following members of the Company’s Board of Directors: Dante W. Ghidinelli (Chairman), Royce L. Friesen, Kevin D. Hartwick, Roger B. Kohlmeier and Dolores M. Vellutini. All members of the Committee are independent as defined under SOX, the SEC Regulations and NASDAQ listing standards. Both Chairman Dante W. Ghidinelli and Mr. Kevin D. Hartwick have been, as a result of their accounting backgrounds determined to be qualified as an Audit Committee Financial Expert as defined under SOX, the SEC Regulations and NASDAQ listing standards. The Committee operates under a written charter adopted by the Board of Directors, a copy of which will be attached to the Company’s 2010 Proxy Statement. The Audit Committee, in addition to its other functions, recommends to the Board of Directors, subject to shareholder ratification, the selection of the Company’s independent registered public accounting firm.

Management is responsible for the Company’s internal controls and the financial reporting process. The independent registered public accounting firm is responsible for performing an independent audit of the Company’s consolidated financial statements and internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States) and generally accepted accounting principles and to issue reports thereon. The Audit Committee’s responsibility is to monitor and oversee these processes.

The Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, internal control and financial reporting practices of the Company. The Committee’s primary responsibilities include the following: (1) serve as an independent and objective party to monitor the Company’s financial reporting process and internal control system; (2) review and evaluate the audit efforts of the Company’s independent registered public accounting firm and internal audit department; (3) evaluate the Company’s quarterly financial performance as well as its compliance with laws and regulations; (4) oversee management’s establishment and enforcement of financial policies and business practices; and (5) facilitate communication among the independent registered public accounting firm, financial and senior management, counsel, the internal audit department and the Board of Directors.

The Audit Committee has been updated quarterly on management’s process to assess the adequacy of the Company’s system of internal control over financial reporting, the framework used to make the assessment and management’s conclusions on the effectiveness of the Company’s internal control over financial reporting. The Audit Committee has also discussed with the independent registered public accounting firm the Company’s internal control assessment process, management’s assessment with respect thereto and the independent registered public accounting firm’s evaluation of the Company’s system of internal control over financial reporting.

It is not the duty or the responsibility of the Committee to conduct auditing or accounting reviews. Therefore, the Committee has relied, without further independent verification, on management’s representation that the financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States of America and on the representations of the independent registered public accounting firm included in their report on the Company’s financial statements and internal control over financial reporting. Furthermore, the Committee’s discussions with management and the independent registered public accounting firm do not provide the Committee with any other independent basis to determine or assure that the Company’s financial statements are presented in accordance with generally accepted accounting principles, that the audit of the Company’s financial statements has been carried out in accordance with generally accepted auditing standards or that the Company’s independent registered public accounting firm are in fact “independent.”

The Audit Committee has reviewed and discussed the audited financial statements of the Company for the fiscal year ended December 31, 2009 with management and Perry-Smith LLP, the Company’s independent registered public accountants. The Audit Committee has also discussed with Perry-Smith LLP, the matters required to be discussed by Statement on Auditing Standards No. 61 (Codification of Statements on Auditing Standards) as may be modified or supplemented. The Audit Committee has also received the written disclosures and the letter from Perry-Smith LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent public accountants’ communications with the Audit Committee concerning independence and the Audit Committee has discussed the independence of Perry-Smith LLP with that firm.

The Committee has recommended to the Board of Directors that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the Securities and Exchange Commission and has recommended ratification of Perry-Smith LLP as the Independent Registered Public Accounting Firm for the Company for the fiscal year 2010.

Submitted by:

Dante W. Ghidinelli (Chairman)
Royce L. Friesen
Kevin D. Hartwick
Roger B. Kohlmeier
Dolores M. Vellutini

NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF THE COMPANY’S PREVIOUS OR FUTURE FILINGS UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 THAT MIGHT INCORPORATE THIS FORM 10-K/A OR FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN WHOLE OR IN PART, THE ABOVE REPORT OF THE AUDIT COMMITTEE SHALL NOT BE DEEMED TO BE INCORPORATED BY REFERENCE INTO ANY SUCH FILING.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Name

31.1	Section 302 Certification (Chief Executive Officer)

31.2	Section 302 Certification (Chief Financial Officer)

32	Sections 960 and 1350 Certifications

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

DATE: April 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE	TITLE	DATE

/s/ J. M. Wells, Jr.	Director	April 29, 2010
J. M. Wells, Jr.

/s/ Michael J. Cushman	Director, President and Chief Executive Officer	April 29, 2010
Michael J. Cushman	(Principal Executive Officer)

/s/ William W. Cox	Director	April 29, 2010
William W. Cox

/s/ Royce L. Friesen	Director	April 29, 2010
Royce L. Friesen

/s/ Dan W. Ghidinelli	Director	April 29, 2010
Dan W. Ghidinelli

/s/ Kevin D. Hartwick	Director	April 29, 2010
Kevin D. Hartwick

/s/ Roger B. Kohlmeier	Director	April 29, 2010
Roger B. Kohlmeier

/s/ Martin A. Mariani	Director	April 29, 2010
Martin A. Mariani

/s/ Dolores M. Vellutini	Director	April 29, 2010
Dolores M. Vellutini

/s/ Kevin R. Watson	Executive Vice President and Chief Financial Officer	April 29, 2010
Kevin R. Watson	(Principal Financial Officer & Principal Accounting Officer)