Form 10-Q
period 2010-03-31
NORTH VALLEY BANCORP
filed 2010-05-14
CIK 353191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2010.

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

Common Stock – 7,495,817 shares as of May 14, 2010.

INDEX

NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents:
Cash and due from banks	$20,546	$19,378
Federal funds sold	75,865	48,250
Total cash and cash equivalents	96,411	67,628

Time deposits at other financial institutions	425	425
Investment securities available for sale, at fair value	141,035	146,335
Investment securities held to maturity, at amortized cost	8	9

Loans and leases	580,929	602,417
Less: Allowance for loan and lease losses	(17,708)	(18,539)
Net loans and leases	563,221	583,878

Premises and equipment, net	9,898	10,319
Accrued interest receivable	2,450	2,565
Other real estate owned	12,998	12,377
FHLB and FRB stock and other securities	5,833	5,833
Bank-owned life insurance policies	33,030	32,745
Core deposit intangibles, net	656	692
Other assets	21,421	21,556

TOTAL ASSETS	$887,386	$884,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$148,171	$152,421
Interest-bearing	641,161	635,388
Total deposits	789,332	787,809

Subordinated debentures	31,961	31,961
Accrued interest payable and other liabilities	13,409	12,290
Total liabilities	834,702	832,060

Commitments and Contingencies (Note H)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; none outstanding	—	—
Common stock, no par value: authorized 20,000,000 shares; outstanding 7,495,817 at March 31, 2010 and December 31, 2009	41,829	41,781
Retained earnings	11,266	11,578
Accumulated other comprehensive loss, net of tax	(411)	(1,057)
Total stockholders’ equity	52,684	52,302

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$887,386	$884,362

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except per share data)

	For the three months ended March 31,
	2010	2009
INTEREST INCOME:
Interest and fees on loans and leases	$8,616	$10,536
Interest on investments:
Taxable interest income	1,049	694
Nontaxable interest income	178	180
Interest on federal funds sold and repurchase agreements	32	9
Total interest income	9,875	11,419

INTEREST EXPENSE:
Deposits	2,019	2,768
Subordinated debentures	514	542
Other borrowings	—	1
Total interest expense	2,533	3,311

NET INTEREST INCOME	7,342	8,108

PROVISION FOR CREDIT LOSSES	1,000	7,000

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	6,342	1,108

NONINTEREST INCOME:
Service charges on deposit accounts	1,481	1,528
Other fees and charges	1,031	964
Earnings on cash surrender value of life insurance policies	346	336
Gain on sale of loans	49	97
Loss on sale of other assets	(125)	—
Other	230	239
Total noninterest income	3,012	3,164

NONINTEREST EXPENSES:
Salaries and employee benefits	4,287	5,064
Occupancy expense	734	761
Furniture and equipment expense	423	469
FDIC and state assessments	706	411
Professional services	692	327
Other real estate owned expense	850	998
Other	2,327	2,305
Total noninterest expenses	10,019	10,335

LOSS BEFORE BENEFIT FOR INCOME TAXES	(665)	(6,063)

BENEFIT FOR INCOME TAXES	(353)	(2,956)

NET LOSS	$(312)	$(3,107)

Per Share Amounts
Basic and Diluted Loss Per Share	$(0.04)	$(0.41)

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands except per share data)

	For the three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(312)	$(3,107)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	443	478
Amortization (accretion) of premium on securities, net	202	(17)
Amortization of core deposit intangible	36	36
Provision for credit losses	1,000	7,000
Net losses on sale and writedown of other real estate owned	794	890
Gain on sale of loans	(49)	(97)
Loss on sale of premises and equipment	125	—
Stock-based compensation expense	48	74
Effect of changes in:
Accrued interest receivable	115	33
Other assets	(599)	(3,354)
Accrued interest payable and other liabilities	1,119	(1,739)
Net cash provided by operating activities	2,922	197

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	—	(23,243)
Proceeds from maturities/calls of available for sale securities	6,193	3,275
Proceeds from maturities/calls of held to maturity securities	1	6
Net decrease in loans and leases	16,859	30,233
Proceeds from sales of other real estate owned	1,432	3,768
Proceeds from sales of premises and equipment	—	7
Purchases of premises and equipment	(147)	(258)
Net cash provided by investing activities	24,338	13,788

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,523	31,888
Net change in other borrowed funds	—	(3,516)
Net cash provided by financing activities	1,523	28,372

NET INCREASE CASH AND CASH EQUIVALENTS	28,783	42,357
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	67,628	27,153
CASH AND CASH EQUIVALENTS, END OF YEAR	$96,411	$69,510

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$1,986	$3,729

Noncash investing and financing activities:
Unrealized gain on available for sale investment securities, net of tax	1,095	1,185
Transfer from loans to other real estate owned	2,847	193

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2010.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries North Valley Bank, a California banking corporation (“NVB”) and North Valley Trading Company, a California corporation, which is inactive. Significant intercompany items and transactions have been eliminated in consolidation. North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III and North Valley Capital Statutory Trust IV are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities. On November 9, 2009, the Company elected to defer the payment of interest on the Company’s 10.25% Junior Subordinated Deferrable Interest Debentures Due 2031 (the “2031 Debentures”) issued to North Valley Capital Trust I in 2001; the Company’s Floating Rate Junior Subordinated Debt Securities Due 2033 (the “2033 Debentures”) issued to North Valley Capital Trust II in 2003; the Company’s Floating Rate Junior Subordinated Debt Securities Due 2034 (the “2034 Debentures”) issued to North Valley Capital Trust III in 2004; and the Company’s Junior Subordinated Debt Securities Due 2036 (the “2036 Debentures”) issued to North Valley Capital Statutory Trust IV in 2005. The 2031, 2033, 2034 and 2036 Debentures are administered under the terms and conditions of four separate Indentures and the Company gave notice of deferral to each Indenture Trustee on November 12, 2009.

The Indentures provide generally that the payment of interest is deferrable, at the option of the Company, for up to 20 consecutive quarters (or 10 consecutive semi-annual periods). Nonpayment of interest for more than 20 consecutive quarters (or 10 semi-annual periods) is an event of default pursuant to which the payment of principal and interest may be accelerated by the Indenture Trustee.

This deferral of interest is the first time that the Company has deferred payment of interest on the Debentures. The obligation to pay interest on the Debentures is cumulative and will continue to accrue, currently at a fixed rate of 10.25% on the 2031 Debentures, variable rate of 3.50% on the 2033 Debentures, variable rate of 3.05% on the 2034 Debentures and a fixed rate (until March 2011) of 6.16% on the 2036 Debentures. Interest is generally set at variable rates based on the three-month LIBOR, reset and payable quarterly, plus 3.25% for the 2033 Debentures, plus 2.80% for the 2034 Debentures and plus 1.33% for the 2036 Debentures. See page 14 regarding the amount of accrued interest payable on the Debentures at March 31, 2010.

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

NOTE B – INVESTMENT SECURITIES

At March 31, 2010 and December 31, 2009, the amortized cost of securities and their approximate fair value were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2010
Available-for-Sale:
Obligations of U.S. government agencies	$11,504	$64	$(4)	$11,564
Obligations of state and political subdivisions	15,444	504	(159)	15,789
Mortgage-backed securities	104,980	1,532	(78)	106,434
Corporate debt securities	6,000	—	(1,752)	4,248
Equity securities	3,000	—	—	3,000
	$140,928	$2,100	$(1,993)	$141,035
Held-to-Maturity:
Mortgage-backed securities	$8	$—	$—	$8

December 31, 2009
Available-for-Sale:
Obligations of U.S. government agencies	$11,507	$59	$(95)	$11,471
Obligations of state and political subdivisions	15,633	520	(164)	15,989
Mortgage-backed securities	111,182	961	(366)	111,777
Corporate debt securities	6,000	—	(1,902)	4,098
Equity securities	3,000	—	—	3,000
	$147,322	$1,540	$(2,527)	$146,335
Held-to-Maturity:
Mortgage-backed securities	$9	$—	$—	$9

For the three months ended March 31, 2010 and 2009 there were no gross realized gains on sales or calls of available for sale securities. For three months ended March 31, 2010 and 2009 there were no gross realized losses on sales, impairment or calls of securities categorized as available for sale securities. There were no sales or transfers of held to maturity securities for the three months ended March 31, 2010 and 2009. For the three months ended March 31, 2010 and 2009 there were $6,193,000 and $3,275,000 in gross proceeds from maturities or calls of available for sale securities. For the three months ended March 31, 2010 and 2009 there were $1,000 and $6,000 in gross proceeds from maturities or calls of held to maturity securities.

At March 31, 2010 and December 31, 2009, securities having fair value amounts of approximately $130,101,000 and $134,594,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

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

At March 31, 2010, the Company held $26,205,000 of available for sale investment securities in an unrealized loss position of which $21,056,000 were in an unrealized loss position for less than twelve months and $5,149,000 were in an unrealized loss position and had been in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be at maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily impaired.

NOTE C – STOCK-BASED COMPENSATION

Stock Option Plans

At March 31, 2010, the Company had three shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan and the 2008 Stock Incentive Plan. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. Pursuant to the 1998 Employee Stock Incentive Plan there were outstanding options to purchase 409,040 shares of Common Stock at March 31, 2010. As provided in the 1998 Employee Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. As of March 31, 2010, there were options outstanding under the 1999 Director Stock Option Plan for the purchase of 90,000 shares of Common Stock. As provided in the 1999 Director Stock Option Plan, the authorization to award stock options terminated on April 1, 2009. As of March 31, 2010, there were options outstanding under the 2008 Stock Incentive Plan for the purchase of 269,925 shares of Common Stock. A total of 429,908 shares of Common Stock were available for the grant of additional options under the 2008 Stock Incentive Plan at March 31, 2010. Options for a total of 1,198,873 shares were authorized under all three plans at March 31, 2010.

The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. The shares of Common Stock authorized to be granted as options under the 2008 Stock Incentive Plan consist of 699,833 shares of the Company’s Common Stock of which 269,925 shares were outstanding and 429,908 shares remained available for grant at March 31, 2010. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Each outside director of the Company shall also be eligible to receive a stock award of 900 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. Each stock award shall be fully vested when granted to the outside director. On July 29, 2009, the Board of Directors elected to forego their 900 share retainer grant for 2009. The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors. Outstanding options under the plans are exercisable until their expiration.

Stock Option Compensation

There were no options granted in the three month period ended March 31, 2010. There were 19,500 options granted in the three month period ended March 31, 2009. The weighted average grant date fair value of options granted for the three month period ended March 31, 2009 was $1.50. For the three month periods ended March 31, 2010 and 2009, the compensation cost recognized for stock option compensation was $48,000 and $60,000, respectively. There was no Director stock grant expense for the three month period ended March 31, 2010. Director stock grant expense for the three month period ended March 31, 2009 was $14,000. There was no recognized tax benefit for stock option compensation expense for the three month period ended March 31, 2010 and 2009. At March 31, 2010, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $332,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.5 years and will be adjusted for subsequent changes in estimated forfeitures.

The fair value of each option is estimated on the date of grant with the following assumptions:

Three months ended March 31, 2009
Average dividend yield	—
Expected volatility	36.76%
Average risk-free interest rate	2.34%
Expected option life	7 years
Weighted average grant date fair value	$1.50

Stock-Based Compensation

Under the Company’s stock option plans as of March 31, 2010, 429,908 shares of the Company’s common stock are available for future grants to directors and employees of the Company. Under the Employee Stock Incentive Plans, options may not be granted at a price less than the fair market value at the date of the grant. Under all plans, options may be exercised over a ten year term. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted in the fourth quarter in 2008 and first quarter 2009 the vesting period is five years. A summary of outstanding stock options follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Exercise Price Range	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	768,965	$10.16	6 years	$3.15-$24.75

Granted	—	—		—
Exercised	—	—		—
Expired or Forfeited	—	—		—

Outstanding at March 31, 2010	768,965	$10.16	6 years	$3.15-$24.75	$—
Fully vested and exercisable at March 31, 2010	487,882	$11.99	5 years	$3.15-$24.75	$—
Options expected to vest	281,083	$6.99	8 years	$3.15-$24.75	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of March 31, 2010. There were no options exercised during the three months ended March 31, 2010 and 2009.

NOTE D – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net loss and other comprehensive income. The Company’s only sources of other comprehensive income are unrealized gains on available for sale investment securities and adjustments to the minimum pension liability. The Company’s total comprehensive income (loss) was as follows (in thousands):

	Three months ended March 31,
	2010	2009
Net loss	$(312)	$(3,107)
Other comprehensive gain, net of tax:
Holding gain arising during period	646	698
Total comprehensive income (loss)	$334	$(2,409)

NOTE E – IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OREO

At March 31, 2010 and December 31, 2009, the recorded investment in impaired and nonperforming loans and leases (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) was approximately $45,875,000 and $46,598,000, respectively. The Company had $3,026,000 of specific allowance for loan losses on impaired loans of $10,488,000 at March 31, 2010 as compared to $3,043,000 of specific allowance for loan losses on impaired loans of $10,015,000 at December 31, 2009.

At March 31, 2010 and December 31, 2009, the recorded investment in other real estate owned (“OREO”) was approximately $12,998,000 and $12,377,000, respectively. For the three months ended March 31, 2010, the Company transferred property from eight loans in the amount of $2,847,000 to OREO, received $1,432,000 in proceeds on sales of OREO and recorded a $794,000 loss on the sale/writedown of OREO. The March 31, 2010 balance of OREO of $12,998,000 consists of 26 properties with the largest property representing $1,450,000 of the balance at March 31, 2010.

Nonperforming loans and leases include all such loans and leases that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans and leases are summarized as follows (in thousands):

	March 31, 2010	December 31, 2009

Nonaccrual loans and leases	$45,577	$46,598
Loans and leases past due 90 days and accruing interest	298	—
Other real estate owned	12,998	12,377
Total nonperforming assets	$58,873	$58,975

Nonaccrual loans and leases to total gross loans and leases	7.85%	7.74%
Nonperforming loans and leases to total gross loans and leases	7.90%	7.74%
Total nonperforming assets to total assets	6.63%	6.67%

Interest income forgone on nonaccrual loans or leases approximated $585,000 and $374,000 for the periods ended March 31, 2010 and 2009.

At March 31, 2010, there were no commitments to lend additional funds to borrowers whose loans or leases were on nonaccrual status.

NOTE F – LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock. When a net loss occurs there is no effect on the calculation of diluted loss per share for common stock equivalents because the conversion is anti-dilutive.

NOTE G - PENSION PLAN BENEFITS

The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Total contributions paid were $57,000 for each of the three month periods ended March 31, 2010 and 2009, respectively. Effective October 1, 2009, the Company entered into an agreement to “freeze” the vested benefits under the North Valley Bancorp Salary Continuation Plan (amended and restated effective January 1, 2007) with respect to each active officer currently participating in the Plan. Components of net periodic benefit cost for the Company’s supplemental nonqualified defined benefit plans for the three months ended March 31, 2010 and 2009 are presented in the following table (in thousands):

	Three months ended March 31,
	2010	2009
Components of net periodic benefits cost:
Service cost	$—	$135
Interest cost	85	83
Prior service amortization	8	8
Recognized net actuarial loss	4	5
Total components of net periodic cost	$97	$231

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position, results of its operations or its cash flows.

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $4,530,000 and $5,241,000 at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, commercial and consumer lines of credit and real estate loans of approximately $52,811,000 and $47,990,000, respectively, were undisbursed. At December 31, 2009, commercial and consumer lines of credit and real estate loans of approximately $52,831,000 and $58,589,000, respectively, were undisbursed.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to real estate projects and inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Most of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2010 and December 31, 2009. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. At March 31, 2010, the Company had a reserve for unfunded commitments of $218,000.

A large portion of the loan portfolio of the Company is collateralized by real estate. At March 31, 2010 and December 31, 2009, real estate served as the principal source of collateral with respect to approximately 78% of the Company’s loan portfolio. At March 31, 2010, real estate construction loans totaled $87,900,000, or 15% of the total loan portfolio, and commercial loans secured by real estate totaled $306,386,000, or 53% of the total loan portfolio. See the discussion under “Loan and Lease Portfolio” starting on page 23. A further decline in the state and national economy, in general, combined with further deterioration in real estate values in the Company’s primary operating market areas, would have an adverse effect on the value of real estate as well as other collateral securing loans, plus the ability of certain borrowers to repay their outstanding loans and the overall demand for new loans, and this could have a material impact on the Company’s financial position, results of operations or its cash flows.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of operations. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2010.

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon management’s analysis of available evidence, it has determined that it is “more likely than not” that all of the Company’s deferred income tax assets as of March 31, 2010 and December 31, 2009 will be fully realized and therefore no valuation allowance was recorded.

NOTE J – FAIR VALUE MEASUREMENTS

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

●
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

●
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

●
Significant unobservable inputs (Level 3): Inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis (in thousands).

	At March 31, 2010
	Fair Value	Level 1	Level 2	Level 3

Available for sale securities	$141,035	$—	$141,035	$—

	At December 31, 2009
	Fair Value	Level 1	Level 2	Level 3

Available for sale securities	$146,335	$—	$146,335	$—

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or writedowns of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at quarter end (in thousands).

					Total Losses
	At March 31, 2010				For the Three Months Ended
	Fair Value	Level 1	Level 2	Level 3	At March 31, 2010

Impaired loans	$21,548	$—	$11,270	$10,278	$1,617
Other real estate owned	$12,998	—	12,730	268	839
Total assets measured at fair value on a nonrecurring basis	$34,546	$—	$24,000	$10,546	$2,456

					Total Losses
	At December 31, 2009				For the Twelve Months Ended
	Fair Value	Level 1	Level 2	Level 3	December 31, 2009

Impaired loans	$21,242	$—	$11,102	$10,140	$12,928
Other real estate owned	$12,377	—	11,987	390	1,518
Total assets measured at fair value on a nonrecurring basis	$33,619	$—	$23,089	$10,530	$14,446

Impaired loans - Impaired loans, carried at fair value, which are measured for impairment using the fair value of the collateral for the collateral dependent loans, had a carrying amount of $21,548,000, with a specific reserve of $3,026,000.

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

The following assumptions were used as of March 31, 2010 and December 31, 2009 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

a)	Cash and Due From Banks - The carrying amount represents a reasonable estimate of fair value.

b)	Federal Funds Sold - The carrying amount represents a reasonable estimate of fair value.

c)	Time deposits at other financial institutions - The carrying amount represents a reasonable estimate of fair value due to the short-term nature of such deposits.

d)	FHLB, FRB Stock and Other Securities - The carrying amount represents a reasonable estimate of fair value.

e)
Investment Securities – The fair value of investment securities are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Available for sale securities are carried at fair value.

f)
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

The fair value of nonperforming loans and leases is estimated by discounting estimated future cash flows using current interest rates with an additional risk adjustment reflecting the individual characteristics of the loans, or using the fair value of underlying collateral for collateral dependent loans as a practical expedient.

g)	Bank-owned Life Insurance - The carrying amount and estimated fair values are based on current cash surrender values at each reporting date provided by the insurers.

h)	Mortgage servicing assets – The fair value of mortgage servicing assets is estimated using projected cash flows adjusted for the effects of anticipated prepayments, using a market discount rate.

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

m)	Accrued Interest Receivable/Payable – The carrying amount of accrued interest receivable and accrued interest payable represents a reasonable estimate of fair value.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FINANCIAL ASSETS
Cash and due from banks	$20,546	$20,546	$19,378	$19,378
Federal funds sold	75,865	75,865	48,250	48,250
Time deposits at other financial institutions	425	425	425	425
FHLB, FRB and other securities	5,833	5,833	5,833	5,833
Securities:
Available for sale	141,035	141,035	146,335	146,335
Held to maturity	8	8	9	9
Loans and leases	563,221	573,506	583,878	593,278
Bank owned life insurance	33,030	33,030	32,745	32,745
Mortgage servicing assets	697	697	712	642
Accrued interest receivable	2,450	2,450	2,565	2,565

FINANCIAL LIABILITIES
Deposits	$789,332	791,386	$787,809	$790,803
Other borrowed funds	—	—	—	—
Subordinated debentures	31,961	18,452	31,961	22,005
Accrued interest payable	1,647	1,647	1,100	1,100

NOTE K – CAPITAL RAISE: ISSUANCE OF $40 MILLION IN PREFERRED STOCK

On April 20, 2010, the Company entered into a Securities Purchase Agreement with a limited number of institutional and other accredited investors, including certain directors and executive officers of the Company (collectively, the “Purchasers”) to sell a total of 40,000 shares of Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series A, without par value (the “Series A Preferred Stock”) at a price of $1,000 per share, for an aggregate gross purchase price of $40,000,000 (the “Private Placement”). The Private Placement closed on April 22, 2010, after the Company issued an aggregate of 40,000 shares of Series A Preferred Stock against receipt of $40,000,000 in cash, for net proceeds of $37.5 million after estimated costs of $2.5 million.

The Series A Preferred Stock will automatically convert into a number of shares of the Company’s common stock after the Company has received shareholder approval of such conversion at the Annual Meeting of Shareholders scheduled to be held on or before July 30, 2010. The conversion ratio for each share of Series A Preferred Stock will be equal to the quotient obtained by dividing the Series A Preferred Stock share price by the conversion price. The initial conversion price is $1.50 per share and is subject to possible adjustments in the future under certain circumstances, including failure to obtain shareholder approval for the conversion by October 20, 2010, which would decrease the conversion price by 10%. The holders of the Series A Preferred Stock will be entitled to receive cumulative cash dividends which shall accrue and be payable at a per annum rate equal to 12%, payable semi-annually in arrears commencing on October 20, 2010; provided, however, if shareholder approval is obtained on or before October 20, 2010, then no accrued dividends shall be payable. If shareholder approval is not obtained on or before October 20, 2010, the interest rate will increase to 15% per annum for the six month period starting October 20, 2010, and if shareholder approval is still not obtained on or before the end of that six month period, the interest rate will increase to 20% per annum for the next following six month period (and for each six month period thereafter). The Series A Preferred Stock is not redeemable by the Company or by the holders and carries a liquidation preference of $1,000 per share, subject to certain adjustments. Complete details concerning the liquidation, redemption and other provisions of the Series A Preferred Stock are contained in the Certificate of Determination filed with the California Secretary of State on April 16, 2010.

In accordance with the Securities Purchase Agreement, the Company intends to call a meeting of the Company shareholders to vote on proposals to (a) approve an amendment of the Company’s Amended and Restated Articles of Incorporation, increasing the number of authorized shares of common stock from 20,000,000 to 60,000,000, and (b) approve the conversion of shares of Series A Preferred Stock into shares of common stock as required by NASDAQ Stock Market Rule 5635. The Board of Directors of the Company intends to unanimously recommend shareholder approval of these proposals and will promptly prepare and file a preliminary proxy statement with the Securities and Exchange Commission containing the Board’s recommendation. As mentioned above, certain directors and executive officers of the Company are among the Purchasers. Additional information regarding the interests of directors and executive officers participating in the Private Placement will be available in the proxy materials to be filed with the Securities and Exchange Commission and sent to the shareholders prior to the meeting.

Also on April 20, 2010, pursuant to the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement with each of the Purchasers. Pursuant to the Registration Rights Agreement, the Company has agreed to file a registration statement with the Securities and Exchange Commission to register for resale both the Series A Preferred Stock and the common stock to be issued upon conversion of the Series A Preferred Stock, within 30 calendar days after the closing of the Private Placement, and to use commercially reasonable efforts to cause such registration statement to be declared effective within 60 calendar days of closing (or 90 calendar days in the event of review by the Securities and Exchange Commission). Failure to meet these deadlines and certain other events may result in the Company’s payment of liquidated damages to the holders of the rights, monthly in the amount of 0.5% of the purchase price.

The foregoing descriptions of the Securities Purchase Agreement, the Registration Rights Agreement and the Certificate of Determination do not purport to be complete and are qualified in their entirety by reference to the full text of the Securities Purchase Agreement, the Registration Rights Agreement and the Certificate of Determination which were filed with the Securities and Exchange Commission as exhibits to the Company’s Current Report on Form 8-K, filed on April 22, 2010.

NOTE L - NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revised two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Level 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note J, Fair Value Measurements. These new disclosure requirements were adopted by the Company during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures. Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Company’s financial position, results of operation, cash flows, or disclosures.

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

Allowance for Credit Losses. The allowance for credit losses is based on the probable estimated losses in our loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) The Contingencies Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification requires that losses be accrued when they are probable of occurring and estimable; and (2) The Impairment Topic of the FASB Accounting Standards Codification requires that losses be accrued on impaired loans (as defined) based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The allowance for credit losses is established through a provision for credit losses based on management’s evaluation of the risks inherent in the loan and lease portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan and lease loss experience, and the Company’s underwriting policies. The allowance for credit losses is maintained at an amount management considers adequate to cover losses in loans and leases receivable which are considered probable and estimable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

Other Real Estate Owned. Other Real Estate Owned (OREO) represents properties acquired through foreclosure or physical possession. Write-downs to fair value at the time of transfer to OREO are charged to allowance for loan losses. Subsequent to foreclosure, management periodically evaluates the value of OREO held for sale and records a valuation allowance for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. Fair value is based on our assessment of information available to us at the end of a reporting period and depends upon a number of factors, including our historical experience, economic conditions, and issues specific to individual properties. Management’s evaluation of these factors involves subjective estimates and judgments that may change.

Share Based Compensation. At March 31, 2010, the Company had three stock-based compensation plans: the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan and the 2008 Stock Incentive Plan. Compensation cost is recognized on all share-based payments over the requisite service periods of the awards based on the grant-date fair value of the options determined using the Black-Scholes-Merton based option valuation model. Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. See Note C - Stock-Based Compensation - to the Unaudited Condensed Consolidated Financial Statements in Item 1 – Financial Statements on page 8 of this report.

Goodwill. During the fourth quarter of 2009 the Company recorded a goodwill impairment charge of $15,187,000, reducing the balance of goodwill to zero. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The Company records impairment losses as charges to noninterest expense and adjustments to the carrying value of goodwill. Goodwill is tested at a reporting unit level annually and the Company engaged the assistance of an independent consulting firm since the end of 2008. The comparison of the fair value of the reporting unit to its carrying value and the decline in the Company’s stock price and market capitalization indicated that potential impairment existed. As a result of this analysis, the Company determined that impairment had occurred and recorded an impairment charge of $15,187,000, the entire amount of its goodwill.

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

Overview

North Valley Bancorp (the “Company”) is a bank holding company headquartered in Redding, California. The Company’s wholly owned subsidiary, North Valley Bank (“NVB”), a California state-chartered banking corporation, operates out of its main office located at 300 Park Marina Circle, Redding, CA 96001, with twenty-five commercial banking offices, including two supermarket branches and six Business Banking Centers. The Company’s principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company’s primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than 10 percent of its revenues.

Operating Results

(in thousands except per share amounts)	Three months ended March 31,
	2010	2009
Net interest income	$7,342	$8,108
Provision for credit losses	1,000	7,000
Noninterest income	3,012	3,164
Noninterest expense	10,019	10,335
Benefit for income taxes	(353)	(2,956)
Net loss	$(312)	$(3,107)

Loss Per Share
Basic	$(0.04)	$(0.41)
Diluted	$(0.04)	$(0.41)

Annualized Loss on Average Assets	(0.14%)	(1.43%)
Annualized Loss on Average Equity	(2.39%)	(16.26%)

The Company had a net loss of $312,000, or $0.04 per diluted share, for the three months ended March 31, 2010 compared to a net loss of $3,107,000, or $0.41 per diluted share, for the three months ended March 31, 2009. The decrease in net loss for the three months ended March 31, 2010 compared to the same period in 2009 was principally driven by a reduction in provision for credit losses to $1,000,000 for the first three month period ended March 31, 2010 compared to $7,000,000 for the same period in 2009. Net interest income decreased $766,000 for the three months ended March 31, 2010 compared to the same period in 2009, and noninterest income decreased $152,000 for the three months ended March 31, 2010 compared to the same period in 2009 offset by a decrease in noninterest expense of $316,000 for the three months ended March 31, 2010.

A written agreement was signed on January 6, 2010 among the Company, the Bank and the Federal Reserve Bank of San Francisco (the final written agreement, as executed by the parties, is herein called the “Written Agreement”). Among other things, the Written Agreement provides that the Company and the Bank shall submit to the Federal Reserve Bank of San Francisco their continuing plans to enhance lending and credit administration functions, to maintain policies and procedures for the maintenance of an adequate allocation for credit losses, to strengthen the management of commercial real estate concentrations and to update its capital plan in order to maintain capital ratios at or above the required minimums. The Written Agreement also restricts the payment of dividends and any payments on trust preferred securities, any reduction in capital or the purchase or redemption of stock without the prior approval of the Federal Reserve Bank of San Francisco. Progress reports detailing the form and manner of all actions taken to secure compliance with the Written Agreement must be submitted to the Federal Reserve Bank of San Francisco at least quarterly. This description of the Written Agreement is a summary and does not purport to be a complete description of all of the terms of such agreement and is qualified in its entirety by reference to the copy of the Written Agreement filed by the Company on Form 8-K on January 8, 2010. The Directors of the Company and the Bank have recognized and unanimously agree with the goal of financial soundness represented by the Written Agreement and have confirmed the intent of the Directors and senior management of the Company and the Bank to diligently seek to comply with all requirements (including timelines) specified in the Written Agreement. All plans, reports and other information required by the Written Agreement have been provided to the Federal Reserve Bank of San Francisco on a timely basis. Management believes the Bank is currently in substantial compliance with the terms of the Written Agreement.

Net Interest Income and Net Interest Margin (fully taxable equivalent basis).

Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $85,000 and $86,000 in taxable-equivalent interest income on tax-free investments for the periods ended March 31, 2010 and 2009, respectively.

Net interest income for the three months ended March 31, 2010 was $7,427,000, a $767,000, or 9.4%, decrease from net interest income of $8,194,000 for the same period in 2009. Interest income decreased $1,545,000, or 13.4%, to $9,960,000 for the three month period ended March 31, 2010 due primarily to a decrease in average loans and leases. The Company also had $585,000 in foregone interest income for the loans placed on nonaccrual status during the three months ended March 31, 2010. The average loans outstanding decreased $89,327,000, or 13.1%, to $591,511,000. This lower loan volume decreased interest income by $1,402,000. The average yield earned on the loan portfolio decreased 37 basis points to 5.91% for the three months ended March 31, 2010. This decrease in yield reduced interest income by $518,000. The total decrease to interest income from the loan portfolio was $1,920,000. The average balance of the investment portfolio increased $60,850,000, or 68.2%, which accounted for a $581,000 increase in interest income and a decrease in average yield of the investment portfolio of 82 basis points reduced interest income by $229,000.

Interest expense for the three months ended March 31, 2010 decreased $778,000, or 23.5%, to $2,533,000 compared to the same period in 2009. The largest decrease to interest expense was in time deposit accounts which decreased $8,386,000 as the average rates paid on these accounts decreased 82 basis points to 2.28% and reduced interest expense by $561,000 while a decrease in the average balances of these accounts decreased interest expense by $65,000. The average rate paid on savings and money market accounts decreased 33 basis points to 0.73% for the three month period ended March 31, 2010 compared to 1.06% for the same period in 2009, resulting in a decrease to interest expense of $163,000. This decrease was offset partially by higher average balances in savings and money market accounts of $28,973,000, resulting in a $77,000 increase in interest expense.

The net interest margin for the three months ended March 31, 2010 decreased 45 basis points to 3.78% from 4.23% for the same period in 2009 and a 10 basis point increase from the 3.68% net interest margin for the linked quarter ended December 31, 2009.

The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)
	Three months ended March 31, 2010			Three months ended March 31, 2009
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$55,970	0.23%	$32	$15,010	0.24%	$9
Investment securities:
Taxable	134,457	3.16%	1,049	73,279	3.84%	694
Non-taxable (1)	15,570	6.85%	263	15,898	6.79%	266
Total investments	150,027	3.55%	1,312	89,177	4.37%	960
Loans and leases (2)(3)	591,511	5.91%	8,616	680,838	6.28%	10,536
Total earning assets	797,508	5.06%	9,960	785,025	5.94%	11,505

Non earning assets	97,037			104,785
Allowance for loan and lease losses	(18,789)			(11,434)
Total non-earning assets	78,248			93,351

Total assets	$875,756			$878,376

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction accounts	$157,314	0.27%	$104	$153,395	0.37%	$141
Savings and money market	196,775	0.73%	354	167,802	1.06%	440
Time certificates	277,276	2.28%	1,561	285,662	3.10%	2,187
Other borrowed funds	31,961	6.52%	514	33,328	6.61%	543
Total interest bearing liabilities	663,326	1.55%	2,533	640,187	2.10%	3,311
Demand deposits	146,988			149,582
Other liabilities	12,561			11,106
Total liabilities	822,875			800,875
Shareholders’ equity	52,881			77,501
Total liabilities and shareholders’ equity	$875,756			$878,376
Net interest income			$7,427			$8,194
Net interest spread		3.51%			3.84%
Net interest margin		3.78%			4.23%

(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2) Loans on nonaccrual status have been included in the computations of averages balances.
(3) Includes loan fees of $51 and $237 for the three months ended March 31, 2010 and 2009, respectively.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate
(Dollars in thousands)	Three months ended March 31, 2010
	compared with
	Three months ended March 31, 2009
			Total
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest Income
Interest on Federal funds sold	$25	$(2)	$23
Interest on investments:	—	—
Taxable securities	587	(232)	355
Nontaxable securities (1)	(6)	3	(3)
Total investments	581	(229)	352
Interest on loans and leases	(1,402)	(518)	(1,920)
Total interest income	(796)	(749)	(1,545)

Interest Expense
Transaction accounts	4	$(41)	$(37)
Savings and money market	77	(163)	(86)
Time deposits	(65)	(561)	(626)
Other borrowed funds	(23)	(6)	(29)
Total interest expense	(7)	(771)	(778)

Total change in net interest income	$(789)	$22	$(767)

(1) Taxable equivalent

Provision for Credit Losses

The provision for credit losses is comprised of two components, a provision for loans losses related to outstanding loans and a provision for losses related to unfunded commitments. The provision for credit losses reflects changes in the credit quality of the entire loan portfolio. The provision for credit losses is recorded to bring the allowance for loan losses and the reserve for unfunded commitments to amounts considered appropriate by management based on factors which are described in the “Allowance for Credit Losses” sections of this report on page 25.

The Company recorded a provision for credit losses of $1,000,000 for the three months ended March 31, 2010, compared to a provision for credit losses of $7,000,000 for the three months ended March 31, 2009. The process for determining allowance adequacy and the resultant provision for loan losses includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic environment and activity. The decision to record the $1,000,000 provision for the three months ended March 31, 2010 reflects management’s assessment of the overall adequacy of the allowance for credit losses including the consideration of the level of nonperforming loans and the overall effect of the slowing economy, particularly in real estate. Management believes that the current level of allowance for loan and lease losses as of March 31, 2010 of $17,708,000, or 3.05% of total loans and leases, is adequate at this time. The allowance for loan and lease losses was $18,539,000, or 3.08% of total loans and leases, at December 31, 2009. For further information regarding our allowance for credit losses, see “Allowance for Credit Losses” on page 25.

Noninterest Income

The following table is a summary of the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended March 31,
	2010	2009
Service charges on deposit accounts	$1,481	$1,528
Other fees and charges	1,031	964
Increase in cash value of life insurance	346	336
Gain on sale of loans	49	97
Loss on sale other assets	(124)	—
Other	229	239
Total	$3,012	$3,164

Noninterest income decreased $152,000 to $3,012,000 for the three months ended March 31, 2010 from $3,164,000 for the three months ended March 31, 2009. Service charges on deposits decreased slightly by $47,000 to $1,481,000 for the three months ended March 31, 2010 compared to $1,528,000 for the same period in 2009 while other fees and charges increased by $67,000 to $1,031,000 for the three months ended March 31, 2010 compared to $964,000 for the same period in 2009. The Company recorded $49,000 in gains on sales of mortgages for the three months ended March 31, 2010 compared to $97,000 in gains on sales of mortgages for the same period in 2009. The loss on sale of other assets is primarily due to the closure of the Fairfield office.

Noninterest Expense

The following table is a summary of the Company’s noninterest expense for the periods indicated (in thousands):

	Three months ended March 31,
	2010	2009
Salaries and benefits	$4,287	$5,064
Other real estate owned expense	850	998
Occupancy	734	761
FDIC and state assessments	706	411
Professional services	692	327
Data processing	521	581
Furniture and equipment	423	469
ATM and online banking	259	285
Marketing	168	121
Postage	150	164
Messenger	143	84
Operations expense	132	143
Loan expense	120	85
Director	105	132
Printing and supplies	104	137
Amortization of intangibles	36	36
Other	589	537
	$10,019	$10,335

Noninterest expense totaled $10,019,000 for the three months ended March 31, 2010, compared to $10,335,000 for the same period in 2009. This represents a decrease of $316,000, or 3.1%, for the three months ended March 31, 2010 from the comparable period in 2009. Salaries and benefits decreased by $777,000 to $4,287,000 for the three months ended March 31, 2010 compared to $5,064,000 for the same period in 2009 as a result of a reduction in salary and benefit expense, lower commission expense, lower expenses from stock incentive plans and pension cost, along with eliminated contributions to North Valley Bancorp’s 401K Plan. Offsetting this decrease was the Company’s FDIC and state assessments which increased $295,000 to $706,000 for the three months ended March 31, 2010 compared to $411,000 for the same period in 2009. This increase is expected to continue as the FDIC is expected to increase or accelerate the timing of assessments and the Company has elevated levels of nonperforming loans which impact the factors used in the calculation. Professional services increased by $365,000 to $692,000 for the three months ended March 31, 2010 compared to $327,000 for the same period in 2009 as a result of an external loan review, and legal and consulting expenses. Noninterest expense experienced a decrease in the recording of loss on sale, writedowns and expenses of OREO of $148,000 to $850,000 for the three months ended March 31, 2010 compared to $998,000 for the same period in 2009. Most other expense categories for the three months ended March 31, 2010 experienced relatively small changes from the same respective period in 2009. The Company’s ratio of noninterest expense to average assets was 4.58% for the three months ended March 31, 2010 compared to 4.71% for the same period in 2009. The Company’s efficiency ratio was 96.76% and 91.69% for the three months ended March 31, 2010 and 2009, respectively.

Income Taxes

The Company recorded a benefit for income taxes for the quarter ended March 31, 2010 of $353,000, resulting in an effective tax rate of 53.1%, compared to a benefit for income taxes of $2,956,000, or an effective tax benefit rate of 48.8%, for the quarter ended March 31, 2009. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated ‘Enterprise Zones’.

As of March 31, 2010 the Company had recorded net deferred income tax assets (which are included in other assets in the accompanying condensed consolidated balance sheets) of approximately $11,471,000. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon management’s analysis of available evidence, it has determined that it is “more likely than not” that all of the Company’s deferred income tax assets as of March 31, 2010 will be fully realized and therefore no valuation allowance was recorded.

Financial Condition as of March 31, 2010 As Compared to December 31, 2009

Total assets at March 31, 2010 increased $3,024,000, or 0.3%, to $887,386,000, compared to $884,362,000 at December 31, 2009. Loans and leases decreased $21,488,000, or 3.6%, to $580,929,000 at March 31, 2010 from $602,417,000 at December 31, 2009. Deposits increased $1,523,000, or 0.2%, from December 31, 2009 to $789,332,000 at March 31, 2010. Investment securities decreased $5,301,000, or 3.6%, to $141,043,000 at March 31, 2010 from $146,344,000 at December 31, 2009, and Federal funds sold increased to $75,865,000 at March 31, 2010 from $48,250,000 at December 31, 2009. The increase in Federal funds sold was due to a decrease in investment securities and a decrease in loans and leases for the first three months of 2010.

Loan and Lease Portfolio

Loans and leases, the Company’s major component of earning assets, decreased $21,488,000 during the first three months of 2010 to $580,929,000 at March 31, 2010 from $602,417,000 at December 31, 2009. Real estate construction loans decreased by $4,211,000, real estate commercial loans decreased by $7,531,000 and commercial loans decreased by $7,769,000, while the remaining loan categories remained relatively unchanged from their December 31, 2009 balances.

The Company’s average loan to deposit ratio was 76.0% for the quarter ended March 31, 2010 compared to 90.0% for the same period in 2009. The decrease in the Company’s average loan to deposit ratio is driven by both the decrease in total average loans of $89,327,000 and the increase in total average deposits of $21,912,000.

(in thousands)	March 31, 2010	December 31, 2009
Commercial	$58,744	$66,513
Real estate - commercial	306,386	313,917
Real estate - construction	87,900	92,111
Real estate - mortgage	58,088	59,816
Installment	20,474	22,289
Direct financing leases	784	813
Other	49,246	47,665
	581,622	603,124
Deferred loan fees, net	(693)	(707)
Allowance for loan and lease losses	(17,708)	(18,539)
	$563,221	$583,878

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

At March 31, 2010 and December 31, 2009, the recorded investment in nonperforming loans and leases (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) was approximately $45,875,000 and $46,598,000, respectively. The Company had $3,026,000 of specific allowance for loan losses on impaired loans of $10,488,000 at March 31, 2010 as compared to $3,043,000 of specific allowance for loan losses on impaired loans of $10,015,000 at December 31, 2009. Nonperforming loans as a percentage of total loans were 7.90% at March 31, 2010, compared to 7.74% at December 31, 2009. Nonperforming assets (nonperforming loans and OREO) totaled $58,873,000 at March 31, 2010, a decrease of $102,000 from December 31, 2009. Nonperforming assets as a percentage of total assets were 6.63% at March 31, 2010 compared to 6.67% at December 31, 2009. If interest on nonaccrual loans and leases had been accrued, such income would have approximated $585,000 and $374,000 for the three months ended March 31, 2010 and 2009, respectively.

During the first quarter of 2010, the Company identified fifteen loans totaling $5,560,000 as nonaccrual loans. The addition was centered in three loans totaling $2,920,000. The largest loan of this group is a commercial real estate loan in the amount of $1,069,000 for a multi-tenant mixed-use property located in Shasta County. The Company has completed an internal evaluation of the property and established a specific reserve of $372,000. The second relationship in this group is a commercial real estate loan in the amount of $967,000 for an owner occupied multi-tenant building loan located in Sacramento County. The Company has completed an internal evaluation of the property and established a specific reserve of $287,000. The third loan in this group is an SBA 504 loan for a single-tenant office building in the amount of $884,000 located in Sacramento County. The Company has completed an internal evaluation of the property and no specific reserve has been established for this loan. The remaining twelve loans in this group that were placed on nonaccrual during the first quarter of 2010 total $2,640,000 and specific reserves totaling $495,000 have been established.

Nonperforming assets at March 31, 2010 and December 31, 2009, are summarized as follows (in thousands):

	March 31, 2010	December 31, 2009

Nonaccrual loans and leases	$45,577	$46,598
Loans and leases past due 90 days and accruing interest	298	-
Other real estate owned	12,998	12,377
Total nonperforming assets	$58,873	$58,975

Nonaccrual loans and leases to total gross loans and leases	7.85%	7.74%
Nonperforming loans and leases to total gross loans and leases	7.90%	7.74%
Total nonperforming assets to total assets	6.63%	6.67%

The composition of nonaccrual loans and leases as of March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009 was as follows (in thousands):

	March	% of	December	% of	September	% of	June	% of	March	% of
	2010	total	2009	total	2009	total	2009	total	2009	total
Commercial	$538	1.2%	$215	0.5%	$1,079	2.0%	$4,097	9.2%	$60	0.3%
Real estate - commercial	14,485	31.8%	13,825	29.7%	12,729	23.4%	11,024	24.9%	7,915	39.7%
Real estate - construction	27,229	59.7%	29,042	62.3%	37,483	68.8%	26,785	60.5%	9,492	47.6%
Real estate - mortgage	3,082	6.8%	2,980	6.4%	2,927	5.4%	2,131	4.8%	2,206	11.1%
Installment	39	0.1%	34	0.1%	40	0.1%	45	0.1%	49	0.2%
Direct financing leases	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Other	204	0.4%	502	1.1%	204	0.4%	222	0.5%	204	1.0%
Total nonaccrual loans	$45,577	100.0%	$46,598	100.0%	$54,462	100.0%	$44,304	100.0%	$19,926	100.0%

At March 31, 2010, nonaccrual real-estate-construction loans totaled $27,229,000, or 59.7%, of the nonaccrual loans and leases. There are twenty loans that make up the balance. Charge-offs of $8,038,000 have been taken on these loans and specific reserves of $1,644,000 have been established for these loans at March 31, 2010. Eleven of these loans are residential land loans totaling $17,762,000. There are seven loans for nonaccrual residential construction development projects totaling $8,604,000. Charge-offs of $1,933,000 have been taken on these loans and specific reserves of $1,385,000 have been established for these loans at March 31, 2010. The remaining two nonaccrual real estate-construction loans are commercial land loans totaling $863,000. There have been no charge-offs on either of these loans and no specific reserve has been established.

At March 31, 2010, there were eighteen nonaccrual real-estate-commercial loans totaling $14,485,000, or 31.8%, of the nonaccrual loans and leases. Four of these loans exceed a million dollars. The largest real estate-commercial loan is for multi-tenant light industrial buildings located in Shasta County for $1,980,000. No specific reserve has been established for this loan. The second largest real estate-commercial loan is for a single-tenant office building located in Sacramento County for $1,907,000. The Company has recorded a charge-off of $972,000 on this loan and no specific reserve has been established for this loan. The third largest real estate-commercial loan is for multi-tenant buildings in Sonoma County for $1,701,000. The Company has recorded a charge-off of $613,000 on this loan and no specific reserve has been established for this loan. The fourth largest real estate-commercial loan is for a multi-tenant mixed-use property located in Shasta County for $1,069,000 (discussed above). A specific reserve of $372,000 has been established for this loan. The remaining fifteen real estate-commercial loans total $7,828,000 (approximate average loan of $522,000). Charge-offs of $429,000 have been taken on these loans and specific reserves of $565,000 have been established for these loans at March 31, 2010.

At March 31, 2010 there were no commitments to lend additional funds to borrowers whose loans or leases were classified as nonaccrual.

At March 31, 2010, net carrying value of other real estate owned increased $621,000 to $12,998,000 from $12,377,000 at December 31, 2009. During the three months ended March 31, 2010, the Company transferred eight properties into OREO totaling $2,847,000, sold five properties totaling $1,432,000, had write-downs of OREO of $538,000, and recorded loss on sale of OREO of $256,000. At March 31, 2010, OREO was comprised of twenty-six properties which are broken down by type: residential construction of $5,219,000, residential land of $1,357,000, commercial land of $1,378,000, non-farm non-residential properties of $4,069,000 and residential properties of $975,000.

Allowance for Credit Losses

A summary of the allowance for credit losses at March 31, 2010 and March 30, 2009 is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Balance, beginning of period	$18,539	$11,327
Provision for credit losses	1,000	7,000
Loan charge-offs	(1,795)	(2,635)
Loan recoveries	182	195
Net loan charge-offs	(1,613)	(2,440)
Total allowance for credit losses, end of period	$17,926	$15,887
Components of allowance for credit losses
Allowance for loan and lease losses	$17,708	$15,887
Reserve for unfunded commitments	218	—
Total allowance for credit losses	$17,926	$15,887

The allowance for credit losses is established through a provision for credit losses based on management’s evaluation of the risks inherent in the loan and lease portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan and lease loss experience, and the Company’s underwriting policies. The allowance for credit losses is maintained at an amount management considers adequate to cover the probable losses in loans and leases receivable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. The Company also engages a third party credit review consultant to analyze the Company’s loan and lease loss adequacy each calendar quarter. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

The allowance for credit losses is comprised of two components: the allowance for loan losses, which is the sum of the specific, formula and unallocated allowance relating to loans in the loan portfolio, and the reserve for unfunded commitments. The reserve for unfunded commitments is included within accrued interest and other liabilities on the consolidated balance sheet. Our methodology for determining the allowance for credit losses consists of several key elements, which include:

●
Specific Allowances. A specific allowance is established when management has identified unique or particular risks that were related to a specific loan that demonstrated risk characteristics consistent with impairment. Specific allowances are established when management can estimate the amount of an impairment of a loan.

●
Formula Allowance. The formula allowance is calculated by applying loss factors through the assignment of loss factors to homogenous pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and such other data as management believes to be pertinent. Management, also, considers a variety of subjective factors, including regional economic and business conditions that impact important segments of our portfolio, loan growth rates, the depth and skill of lending staff, the interest rate environment, and the results of bank regulatory examinations and findings of our internal credit examiners to establish the formula allowance.

●	Unallocated Allowance. The unallocated loan loss allowance represents an amount for imprecision or uncertainty that is inherent in estimates used to determine the allowance.

●
Reserve for Unfunded Commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance.

Management anticipates modest growth in commercial lending and commercial real estate and to a lesser extent consumer and real estate mortgage lending, while it anticipates a further decline in construction lending. As a result, future provisions may be required and the ratio of the allowance for credit losses to loans and leases outstanding may increase to reflect portfolio risk, increasing concentrations, loan type and changes in economic conditions.

Deposits

Total deposits increased $1,523,000, or 0.2%, to $789,332,000 at March 31, 2010 compared to $787,809,000 at December 31, 2009. During the three months ended March 31, 2010, savings increased $26,083,000, or 13.7%, while certificates of deposit decreased $15,330,000, or 5.4%, interest-bearing demand deposits decreased $4,980,000, or 3.1%, and noninterest-bearing demand deposits decreased $4,250,000, or 2.8%.

(in thousands)	March 31, 2010	December 31, 2009
Noninterest-bearing demand	$148,171	$152,421
Interest-bearing demand	155,236	160,216
Savings	215,865	189,782
Time certificates	270,060	285,390
Total deposits	$789,332	$787,809

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. As of March 31, 2010, $31,961,000 was outstanding in the form of subordinated debt issued by the Company. Unused lines of credit from correspondent banks to provide federal funds of $10,000,000 as of March 31, 2010 were also available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank (“FHLB”) providing additional unused borrowing capacity of $153,960,000 secured by certain loans and investment securities as of March 31, 2010. The Company also has an unused line of credit with the Federal Reserve Bank of San Francisco (“FRB”) of $14,992,000 secured by investment securities.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, Federal funds sold and available for sale investment securities) totaled $237,446,000 and $213,963,000 (or 26.8% and 24.2% of total assets) at March 31, 2010 and December 31, 2009, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $676,772,000 and $661,715,000 at March 31, 2010 and December 31, 2009, respectively.

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

The hypothetical impact of sudden interest rate shocks applied to the Company’s asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base level) from various sudden rate changes. This exercise is valuable in identifying risk exposures. The results for the Company’s most recent simulation analysis indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of December 31, 2009.

For this simulation analysis, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk.

Capital Resources

The Company maintains capital to support future growth and maintain financial strength while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity increased $382,000 to $52,684,000 as of March 31, 2010, as compared to $52,302,000 at December 31, 2009. The increase was the result of a net loss of $312,000 which was partially offset by a change in accumulated other comprehensive gain of $646,000 and stock based compensation expense of $48,000. Under current regulations, management believes that the Company meets all capital adequacy requirements. The Company suspended indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009. This Board decision was made to strengthen and preserve the Company’s capital base in these challenging economic times. See “Subsequent Event” below regarding the Company’s recent capital raise.

The Company’s and North Valley Bank’s capital amounts and risk-based capital ratios are presented below (in thousands).

					To be Well Capitalized
			For Capital		Under Prompt Corrective
			Adequacy Purposes		Action Provisions
	Actual		Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
As of March 31, 2010:
Total capital (to risk weighted assets)	$83,679	12.02%	$55,693	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$61,560	8.84%	$27,855	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$61,560	7.10%	$34,682	4.00%	N/A	N/A

As of December 31, 2009:
Total capital (to risk weighted assets)	$87,791	12.19%	$57,615	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$65,457	9.09%	$28,804	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$65,457	7.16%	$36,568	4.00%	N/A	N/A

North Valley Bank
As of March 31, 2010:
Total capital (to risk weighted assets)	$86,910	12.48%	$55,712	8.00%	$69,639	10.00%
Tier 1 capital (to risk weighted assets)	$78,094	11.22%	$27,841	4.00%	$41,761	6.00%
Tier 1 capital (to average assets)	$78,094	9.01%	$34,670	4.00%	$43,337	5.00%

As of December 31, 2009:
Total capital (to risk weighted assets)	$89,015	12.38%	$57,522	8.00%	$71,902	10.00%
Tier 1 capital (to risk weighted assets)	$79,907	11.11%	$28,769	4.00%	$43,154	6.00%
Tier 1 capital (to average assets)	$79,907	8.80%	$36,321	4.00%	$45,402	5.00%

Subsequent Event

On April 20, 2010, North Valley Bancorp, a California corporation (the “Company”) entered into a Securities Purchase Agreement with a limited number of institutional and other accredited investors, including certain directors and executive officers of the Company (collectively, the “Purchasers”) to sell a total of 40,000 shares of Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series A, without par value (the “Series A Preferred Stock”) at a price of $1,000 per share, for an aggregate gross purchase price of $40,000,000 (the “Private Placement”). The Private Placement closed on April 22, 2010, after the Company issued an aggregate of 40,000 shares of Series A Preferred Stock against receipt of $40,000,000 in cash.

Set forth below is a table showing the actual capital ratios of the Company and North Valley Bank at March 31, 2010 and the pro forma effect of the private placement on such capital ratios, assuming net proceeds of $37,500,000, full conversion of the Series A Preferred Stock into shares of common stock (upon receipt of shareholder approval for such conversion), and contribution of the entire net proceeds to the capital of North Valley Bank.

(Dollars in thousands)	Actual		Pro Forma
	3/31/2010		3/31/2010
	Capital	Ratio	Capital	Ratio
Company:
Tier 1 capital (to average assets)	$61,560	7.10%	$111,560	12.34%
Tier 1 capital (to risk weighted assets)	$61,560	8.84%	$111,560	16.02%
Total capital (to risk weighted assets)	$83,679	12.02%	$121,179	17.40%

Bank:
Tier 1 capital (to average assets)	$78,094	9.01%	$115,594	12.78%
Tier 1 capital (to risk weighted assets)	$78,094	11.22%	$115,594	16.60%
Total capital (to risk weighted assets)	$86,910	12.48%	$124,410	17.87%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has not been a material change in the Company’s market risk profile for the three months ended March 31, 2010 compared to December 31, 2009. Please see discussion under the caption “Interest Rate Sensitivity” on page 27.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2010. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed by the Company in its response to Item 1A of Part 1 of Form 10-K for the fiscal year ended December 31, 2009.

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

Date May 14, 2010

By:

/s/ Michael J. Cushman
Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin R. Watson
Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)