Form 10-Q
period 2010-06-30
NORTH VALLEY BANCORP
filed 2010-08-12
CIK 353191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2010.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Transition Period From _____________to _______________

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

Common Stock – 34,162,463 shares as of August 11, 2010.

INDEX

NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents:
Cash and due from banks	$20,457	$19,378
Federal funds sold	60,410	48,250
Total cash and cash equivalents	80,867	67,628

Time deposits at other financial institutions	425	425
Investment securities available for sale, at fair value	196,493	146,335
Investment securities held to maturity, at amortized cost	6	9

Loans and leases	559,605	602,417
Less: Allowance for loan and lease losses	(16,151)	(18,539)
Net loans and leases	543,454	583,878

Premises and equipment, net	9,516	10,319
Accrued interest receivable	2,535	2,565
Other real estate owned	16,426	12,377
FHLB and FRB stock and other securities	6,134	5,833
Bank-owned life insurance policies	33,340	32,745
Core deposit intangibles, net	619	692
Other assets	20,966	21,556

TOTAL ASSETS	$910,781	$884,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$140,728	$152,421
Interest-bearing	633,132	635,388
Total deposits	773,860	787,809

Subordinated debentures	31,961	31,961
Accrued interest payable and other liabilities	13,742	12,290
Total liabilities	819,563	832,060

Commitments and Contingencies (Note H)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; 40,000 shares outstanding at June 30, 2010 (Note K)	37,500	—
Common stock, no par value: authorized 20,000,000 shares; outstanding 7,495,817 at June 30, 2010 and December 31, 2009 (Note K)	41,875	41,781
Retained earnings	10,694	11,578
Accumulated other comprehensive income (loss) net of tax	1,149	(1,057)
Total stockholders’ equity	91,218	52,302

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$910,781	$884,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except per share data)

	For the three months ended June 30,
	2010	2009
INTEREST INCOME:
Interest and fees on loans and leases	$8,463	$10,029
Interest on investments:
Taxable interest income	1,142	1,017
Nontaxable interest income	177	181
Interest on federal funds sold and repurchase agreements	55	14
Total interest income	9,837	11,241

INTEREST EXPENSE:
Deposits	1,929	2,806
Subordinated debentures	522	526
Total interest expense	2,451	3,332

NET INTEREST INCOME	7,386	7,909

PROVISION FOR CREDIT LOSSES	2,600	9,000

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	4,786	(1,091)

NONINTEREST INCOME:
Service charges on deposit accounts	1,546	1,640
Other fees and charges	1,158	1,079
Earnings on cash surrender value of life insurance policies	373	345
Gain on sale of loans	33	128
(Loss) gain on sale of other assets	(22)	30
Other	289	216
Total noninterest income	3,377	3,438

NONINTEREST EXPENSES:
Salaries and employee benefits	4,138	4,905
Occupancy expense	695	801
Furniture and equipment expense	352	459
FDIC and state assessments	696	905
Professional services	302	343
Other real estate owned expense	1,253	572
Other	2,436	2,797
Total noninterest expenses	9,872	10,782

LOSS BEFORE BENEFIT FOR INCOME TAXES	(1,709)	(8,435)

BENEFIT FOR INCOME TAXES	(1,137)	(4,346)

NET LOSS	$(572)	$(4,089)

Per Share Amounts
Basic and Diluted Loss Per Share	$(0.08)	$(0.55)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except per share data)

	For the six months ended June 30,
	2010	2009
INTEREST INCOME:
Interest and fees on loans and leases	$17,079	$20,565
Interest on investments:
Taxable interest income	2,191	1,711
Nontaxable interest income	355	361
Interest on federal funds sold and repurchase agreements	87	23
Total interest income	19,712	22,660

INTEREST EXPENSE:
Deposits	3,948	5,574
Subordinated debentures	1,036	1,068
Other borrowings	—	1
Total interest expense	4,984	6,643

NET INTEREST INCOME	14,728	16,017

PROVISION FOR CREDIT LOSSES	3,600	16,000

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	11,128	17

NONINTEREST INCOME:
Service charges on deposit accounts	3,027	3,168
Other fees and charges	2,189	2,043
Earnings on cash surrender value of life insurance policies	719	681
Gain on sale of loans	82	225
(Loss) gain on sale of other assets	(147)	30
Other	519	455
Total noninterest income	6,389	6,602

NONINTEREST EXPENSES:
Salaries and employee benefits	8,425	9,969
Occupancy expense	1,429	1,562
Furniture and equipment expense	775	928
FDIC and state assessments	1,402	1,316
Professional services	994	670
Other real estate owned expense	2,103	1,570
Other	4,763	5,102
Total noninterest expenses	19,891	21,117

LOSS BEFORE BENEFIT FOR INCOME TAXES	(2,374)	(14,498)

BENEFIT FOR INCOME TAXES	(1,490)	(7,302)

NET LOSS	$(884)	$(7,196)

Per Share Amounts
Basic and Diluted Loss Per Share	$(0.12)	$(0.96)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands except per share data)

	For the six months ended June30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(884)	$(7,196)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	827	983
Amortization of premium on securities, net	410	114
Amortization of core deposit intangible	73	73
Provision for credit losses	3,600	16,000
Net losses on sale and writedown of other real estate owned	1,830	1,410
Gain on sale of loans	(82)	(225)
Loss (gain) on sale of premises and equipment	147	(30)
Stock-based compensation expense	94	146
Effect of changes in:
Accrued interest receivable	30	155
Other assets	(1,539)	(6,053)
Accrued interest payable and other liabilities	1,452	(288)
Net cash provided by operating activities	5,958	5,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of time deposits at other financial institutions	—	(425)
Purchases of available for sale securities	(64,738)	(72,234)
Proceeds from maturities/calls of available for sale securities	17,911	10,691
Proceeds from maturities/calls of held to maturity securities	2	6
Purchases of FHLB and FRB stock and other securities	(301)	(8)
Net decrease in loans and leases	28,467	34,233
Proceeds from sales of other real estate owned	2,560	6,423
Proceeds from sales of premises and equipment	—	36
Purchases of premises and equipment	(171)	(668)
Net cash used in investing activities	(16,270)	(21,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in deposits	(13,949)	44,799
Net change in other borrowed funds	—	(3,516)
Proceeds from issuance of preferred stock, net of costs	37,500	—
Net cash provided by financing activities	23,551	41,283

NET INCREASE CASH AND CASH EQUIVALENTS	13,239	24,426
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	67,628	27,153
CASH AND CASH EQUIVALENTS, END OF PERIOD	$80,867	$51,579

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$4,044	$6,825

Noncash investing and financing activities:
Net change in unrealized gain (loss) on available for sale investment securities, net of tax	2,206	(129)
Transfer from loans to other real estate owned	8,439	3,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2010.

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

This deferral of interest is the first time that the Company has deferred payment of interest on the Debentures. The obligation to pay interest on the Debentures is cumulative and will continue to accrue, currently at a fixed rate of 10.25% on the 2031 Debentures, variable rate of 3.59% on the 2033 Debentures, variable rate of 3.11% on the 2034 Debentures and a fixed rate (until March 2011) of 6.16% on the 2036 Debentures. Interest is generally set at variable rates based on the three-month LIBOR, reset and payable quarterly, plus 3.25% for the 2033 Debentures, plus 2.80% for the 2034 Debentures and plus 1.33% for the 2036 Debentures. As of June 30, 2010, the amount of accrued interest payable on the Debentures was $1,783,000.

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

NOTE B – INVESTMENT SECURITIES

At June 30, 2010 and December 31, 2009, the amortized cost of securities and their approximate fair value were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2010
Available-for-Sale:
Obligations of U.S. government agencies	$36,604	$528	$—	$37,132
Obligations of state and political subdivisions	15,486	514	(139)	15,861
Mortgage-backed securities	132,650	3,475	(3)	136,122
Corporate debt securities	6,000	—	(1,622)	4,378
Equity securities	3,000	—	—	3,000
	$193,740	$4,517	$(1,764)	$196,493
Held-to-Maturity:
Mortgage-backed securities	$6	$—	$—	$6

December 31, 2009
Available-for-Sale:
Obligations of U.S. government agencies	$11,507	$59	$(95)	$11,471
Obligations of state and political subdivisions	15,633	520	(164)	15,989
Mortgage-backed securities	111,182	961	(366)	111,777
Corporate debt securities	6,000	—	(1,902)	4,098
Equity securities	3,000	—	—	3,000
	$147,322	$1,540	$(2,527)	$146,335
Held-to-Maturity:
Mortgage-backed securities	$9	$—	$—	$9

For the six months ended June 30, 2010 and 2009 there were no gross realized gains on sales or calls of available for sale securities. For six months ended June 30, 2010 and 2009 there were no gross realized losses on sales, impairment or calls of securities categorized as available for sale securities. There were no sales or transfers of held to maturity securities for the six months ended June 30, 2010 and 2009. For the six months ended June 30, 2010 and 2009 there were $17,911,000 and $10,691,000 in gross proceeds from maturities or calls of available for sale securities. For the six months ended June 30, 2010 and 2009 there were $2,000 and $6,000 in gross proceeds from maturities or calls of held to maturity securities.

At June 30, 2010 and December 31, 2009, securities having fair value amounts of approximately $184,852,000 and $134,594,000 were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.

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

At June 30, 2010, the Company held $5,291,000 of available for sale investment securities in an unrealized loss position of which none were in an unrealized loss position for less than twelve months and $5,291,000 were in an unrealized loss position and had been in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be at maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily impaired.

NOTE C – STOCK-BASED COMPENSATION

Stock Option Plans

At June 30, 2010, the Company had three shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan and the 2008 Stock Incentive Plan. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. Pursuant to the 1998 Employee Stock Incentive Plan there were outstanding options to purchase 404,040 shares of Common Stock at June 30, 2010. As provided in the 1998 Employee Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. As of June 30, 2010, there were options outstanding under the 1999 Director Stock Option Plan for the purchase of 90,000 shares of Common Stock. As provided in the 1999 Director Stock Option Plan, the authorization to award stock options terminated on April 1, 2009. As of June 30, 2010, there were options outstanding under the 2008 Stock Incentive Plan for the purchase of 269,925 shares of Common Stock. A total of 429,908 shares of Common Stock were available for the grant of additional options under the 2008 Stock Incentive Plan at June 30, 2010. Options for a total of 1,193,873 shares were authorized under all three plans at June 30, 2010.

The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. The shares of Common Stock authorized to be granted as options under the 2008 Stock Incentive Plan consist of 699,833 shares of the Company’s Common Stock of which 269,925 shares were outstanding and 429,908 shares remained available for grant at June 30, 2010. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Each outside director of the Company shall also be eligible to receive a stock award of 900 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. Each stock award shall be fully vested when granted to the outside director. On July 29, 2009, the Board of Directors elected to forego their 900 share retainer grant for 2009. The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors. Outstanding options under the plans are exercisable until their expiration.

Stock Option Compensation

There were no options granted in the three month periods ended June 30, 2010 and 2009, respectively. For the three month periods ended June 30, 2010 and 2009, the compensation cost recognized for shared based compensation was $46,000 and $58,000, respectively. There was no Director stock grant expense for the three month period ended June 30, 2010. Director stock grant expense for the three month period ended June 30, 2009 was $15,000. There was no recognized tax benefit for share based compensation expense for the three month period ended June 30, 2010 and 2009. At June 30, 2010, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $287,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.3 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock-Based Compensation

Under the Company’s stock option plans as of June 30, 2010, 429,908 shares of the Company’s common stock are available for future grants to directors and employees of the Company. Under the Employee Stock Incentive Plans, options may not be granted at a price less than the fair market value at the date of the grant. Under all plans, options may be exercised over a ten year term. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted in the fourth quarter in 2008 and first quarter 2009 the vesting period is five years. A summary of outstanding stock options follows:

			Weighted
		Weighted	Average
		Average	Remaining	Exercise	Aggregate
		Exercise	Contractual	Price	Intrinsic
	Shares	Price	Term	Range	Value ($000)

Outstanding at January 1, 2010	768,965	$10.16	6 years	$3.15-$24.75

Granted	—	—		—
Exercised	—	—		—
Expired or Forfeited	(5,000)	6.67		6.67

Outstanding at June 30, 2010	763,965	$10.18	6 years	$3.15-$24.75	$—
Fully vested and exercisable at June 30, 2010	485,482	$12.07	4 years	$3.15-$24.75	$—
Options expected to vest	278,483	$6.90	8 years	$3.15-$24.75	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of June 30, 2010. There were no options exercised during the six months ended June 30, 2010 and 2009.

NOTE D – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net loss and other comprehensive income. The Company’s only sources of other comprehensive income (loss) are unrealized gains (losses) on available for sale investment securities and adjustments to the minimum pension liability. The Company’s total comprehensive income (loss) was as follows (in thousands):

	Three months ended June 30,		Six months ended June30,
	2010	2009	2010	2009

Net loss	$(572)	$(4,089)	$(884)	$(7,196)
Other comprehensive gain (loss), net of tax:
Holding gain (loss) arising during period	1,561	(829)	2,206	(129)
Total comprehensive income (loss)	$989	$(4,918)	$1,322	$(7,325)

NOTE E – IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OREO

At June 30, 2010 and December 31, 2009, the recorded investment in impaired and nonperforming loans and leases (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) was approximately $38,410,000 and $46,598,000, respectively. The Company had $1,564,000 of specific allowance for loan losses on impaired loans of $8,627,000 at June 30, 2010 as compared to $3,043,000 of specific allowance for loan losses on impaired loans of $10,015,000 at December 31, 2009.

At June 30, 2010 and December 31, 2009, the recorded investment in other real estate owned (“OREO”) was approximately $16,426,000 and $12,377,000, respectively. For the six months ended June 30, 2010, the Company transferred 17 loans in the amount of $8,439,000 to OREO, received $2,560,000 in proceeds on sales of OREO and recorded a $1,830,000 loss on the sale/writedown of OREO. The June 30, 2010 balance of OREO of $16,426,000 consists of 29 properties with the largest property representing $1,907,000 of the balance at June 30, 2010. For the six months ended June 30, 2009, the Company transferred property from five loans in the amount of $3,554,000 to OREO, had $6,423,000 in proceeds on sales of OREO and recorded a $1,410,000 loss on the sale/writedown of OREO in other noninterest income. The June 30, 2009 balance of OREO of $6,129,000 consists of nine properties with the largest property representing $1,450,000 of the balance at June 30, 2009.

Nonperforming loans and leases include all such loans and leases that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans and leases are summarized as follows (in thousands):

	June 30,	December 31,
	2010	2009

Nonaccrual loans and leases	$38,399	$46,598
Loans and leases past due 90 days and accruing interest	11	—
Other real estate owned	16,426	12,377
Total nonperforming assets	$54,836	$58,975

Nonaccrual loans and leases to total gross loans and leases	6.86%	7.74%
Nonperforming loans and leases to total gross loans and leases	6.86%	7.74%
Total nonperforming assets to total assets	6.02%	6.67%

Interest income forgone on nonaccrual loans or leases approximated $1,147,000 and $969,000 for the periods ended June 30, 2010 and 2009.

At June 30, 2010, there were no commitments to lend additional funds to borrowers whose loans or leases were on nonaccrual status.

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

NOTE G – PENSION PLAN BENEFITS

The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Total contributions paid were $61,000 and $57,000 for the three month periods ended June 30, 2010 and 2009, respectively. Effective October 1, 2009, the Company entered into an agreement to “freeze” the vested benefits under the North Valley Bancorp Salary Continuation Plan (amended and restated effective January 1, 2007) with respect to each active officer currently participating in the Plan. Components of net periodic benefit cost for the Company’s supplemental nonqualified defined benefit plans for the six months ended June 30, 2010 and 2009 are presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Components of net periodic benefits cost:
Service cost	$—	$135	$—	$270
Interest cost	85	83	170	167
Prior service amortization	8	8	16	16
Recognized net actuarial loss	4	5	8	10
Total components of net periodic cost	$97	$231	$194	$463

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position, results of its operations or its cash flows.

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $5,428,000 and $5,241,000 at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, commercial and consumer lines of credit and real estate loans of approximately $46,949,000 and $48,585,000, respectively, were undisbursed. At December 31, 2009, commercial and consumer lines of credit and real estate loans of approximately $52,831,000 and $58,589,000, respectively, were undisbursed.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to real estate projects and inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Most of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2010 and December 31, 2009. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. At June 30, 2010, the Company had a reserve for unfunded commitments of $230,000.

A large portion of the loan portfolio of the Company is collateralized by real estate. At June 30, 2010 and December 31, 2009, real estate served as the principal source of collateral with respect to approximately 77% of the Company’s loan portfolio. At June 30, 2010, real estate construction loans totaled $79,656,000, or 14% of the total loan portfolio, and commercial loans secured by real estate totaled $298,230,000, or 53% of the total loan portfolio. See the discussion under “Loan and Lease Portfolio” starting on page 25. A further decline in the state and national economy, in general, combined with further deterioration in real estate values in the Company’s primary operating market areas, would have an adverse effect on the value of real estate as well as other collateral securing loans, plus the ability of certain borrowers to repay their outstanding loans and the overall demand for new loans, and this could have a material impact on the Company’s financial position, results of operations or its cash flows.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of operations. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2010.

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon management’s analysis of available evidence, it has determined that it is “more likely than not” that all of the Company’s deferred income tax assets as of June 30, 2010 and December 31, 2009 will be fully realized and therefore no valuation allowance was recorded.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis (in thousands).

	At June 30, 2010
	Fair Value	Level 1	Level 2	Level 3

Available for sale securities	$196,493	$—	$196,493	$—

	At December 31, 2009
	Fair Value	Level 1	Level 2	Level 3

Available for sale securities	$146,335	$—	$146,335	$—

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

					Total Losses
	At June 30, 2010				For the Six Months Ended
	Fair Value	Level 1	Level 2	Level 3	At June 30, 2010

Impaired loans	$20,009	$—	$10,002	$10,007	$2,897
Other real estate owned	$16,426	—	16,158	268	2,114
Total assets measured at fair value on a nonrecurring basis	$36,435	$—	$26,160	$10,275	$5,011

					Total Losses
	At December 31, 2009				For the Twelve Months Ended
	Fair Value	Level 1	Level 2	Level 3	December 31, 2009

Impaired loans	$21,242	$—	$11,102	$10,140	$12,928
Other real estate owned	$12,377	—	11,987	390	1,518
Total assets measured at fair value on a nonrecurring basis	$33,619	$—	$23,089	$10,530	$14,446

Impaired loans - Impaired loans, carried at fair value, which are measured for impairment using the fair value of the collateral for the collateral dependent loans, had a carrying amount of $20,009,000, with a specific reserve of $1,564,000.

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

The following assumptions were used as of June 30, 2010 and December 31, 2009 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

m)	Accrued Interest Receivable/Payable – The carrying amount of accrued interest receivable and accrued interest payable represents a reasonable estimate of fair value.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FINANCIAL ASSETS
Cash and due from banks	$20,457	$20,457	$19,378	$19,378
Federal funds sold	60,410	60,410	48,250	48,250
Time deposits at other financial institutions	425	425	425	425
FHLB, FRB and other securities	6,134	6,134	5,833	5,833
Securities:
Available for sale	196,493	196,493	146,335	146,335
Held to maturity	6	6	9	9
Loans and leases	543,454	557,473	583,878	593,278
Bank owned life insurance	33,340	33,340	32,745	32,745
Mortgage servicing assets	664	664	712	642
Accrued interest receivable	2,535	2,535	2,565	2,565

FINANCIAL LIABILITIES
Deposits	$773,860	$775,949	$787,809	$790,803
Subordinated debentures	31,961	19,381	31,961	22,005
Accrued interest payable	2,040	2,040	1,100	1,100

NOTE K – CONVERSION OF SERIES A PREFERRED STOCK; INCREASE IN AUTHORIZED COMMON SHARES

On April 22, 2010, the Company completed a $40,000,000 private placement capital raise (net $37,500,000 after costs) whereby the Company sold a total of 40,000 shares of Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series A, without par value (the “Series A Preferred Stock”) at a price of $1,000 per share.

At the Annual Meeting of Shareholders held on July 16, 2010, the Company received shareholder approval to amend its Articles of Incorporation and increase the number of authorized common shares to 60 million from 20 million. An amendment was filed with the California Secretary of State on July 19, 2010, effective on that date.

Additionally, on July 16, 2010, the Company received shareholder approval at its 2010 Annual Meeting of Shareholders to convert the 40,000 shares of Series A Preferred Stock into 26,666,646 shares of common stock. The conversion of the Series A Preferred Stock took effect on July 21, 2010 at the conversion price of $1.50 per share. At July 21, 2010, the conversion date, a total of 34,162,463 shares of common stock were issued and outstanding.

NOTE L – NEW ACCOUNTING PRONOUNCEMENTS

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

Share Based Compensation. At June 30, 2010, the Company had three stock-based compensation plans: the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan and the 2008 Stock Incentive Plan. Compensation cost is recognized on all share-based payments over the requisite service periods of the awards based on the grant-date fair value of the options determined using the Black-Scholes-Merton based option valuation model. Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. See Note C - Stock-Based Compensation - to the Unaudited Condensed Consolidated Financial Statements in Item 1 – Financial Statements on page 10 of this report.

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

Regulatory Agreement

A written agreement was signed on January 6, 2010 among the Company, NVB and the Federal Reserve Bank of San Francisco (the final written agreement, as executed by the parties, is herein called the “Written Agreement”). Among other things, the Written Agreement provides that the Company and NVB shall submit to the Federal Reserve Bank of San Francisco (the “Reserve Bank”) their continuing plans to enhance lending and credit administration functions, to maintain policies and procedures for the maintenance of an adequate allowance for loan and lease losses, to strengthen the management of commercial real estate concentrations and to update its capital plan in order to maintain capital ratios at or above the required minimums. The Written Agreement also restricts the payment of dividends, any payments on trust preferred securities, certain indemnification and severance payments, and any reduction in capital or the purchase or redemption of stock without the prior approval of the Reserve Bank. Progress reports detailing the form and manner of all actions taken to secure compliance with the Written Agreement must be submitted to the Reserve Bank at least quarterly. This description of the Written Agreement is a summary and does not purport to be a complete description of all of the terms of such agreement and is qualified in its entirety by reference to the copy of the Written Agreement filed with the Securities and Exchange Commission on January 8, 2010 as an exhibit to the Company’s Current Report on Form 8-K.

The Directors and senior management of the Company and NVB agree with the goal of financial soundness represented by the Written Agreement and have taken appropriate action to comply with all requirements (including timelines) specified in the Written Agreement, as follows:

Capital Plan. Within 60 days of signing the Written Agreement, the Company was required to submit to the Reserve Bank a plan to maintain sufficient capital, on a consolidated basis, and the Company and NVB were required to jointly submit to the Reserve Bank a plan to maintain sufficient capital at NVB, as a separate entity. These plans were submitted to the Reserve Bank within the 60-day period and addressed, among other things, the Company’s current and future capital needs, including compliance with capital adequacy guidelines for bank holding companies; NVB’s current and future capital needs, including compliance with the capital adequacy guidelines for state member banks; the adequacy of NVB’s capital, taking into account the volume of classified credits, concentrations of credit, the allowance for loan and lease losses, current and projected asset growth and projected retained earnings; the source and timing of additional funds to fulfill the Company’s and NVB’s future capital requirements; and the requirements of Regulation Y, that the Company serve as a source of strength to NVB. Pursuant to these plans, the Company completed a capital raise of $40,000,000, (net $37,500,000 after costs) on April 22, 2010 and contributed $33,500,000 of the net proceeds to the capital of NVB.

Strategic Plan and Budget. Within 60 days of signing the Written Agreement, NVB was also required to submit a business plan for 2010 to improve NVB’s earnings and overall condition. That plan was submitted to the Reserve Bank within the 60-day period and is being implemented as agreed. NVB is also required to submit a business plan and budget for each calendar year subsequent to 2010 at least 30 days prior to the beginning of that calendar year.

Concentrations of Credit. Within 45 days of signing the Written Agreement, NVB was required to submit a plan to strengthen NVB’s management of commercial real estate concentrations, including steps to reduce or mitigate the risk of concentrations. That plan was submitted to the Reserve Bank within the 45-day period and is being implemented as agreed.

Lending and Credit Administration. Within 60 days of signing the Written Agreement, NVB was required to submit a program to enhance lending and credit administration that addresses, considers and includes, at a minimum, work-out strategies for problem loans and loans on the NVB watch list; standards for interest-only loans; and standards for the timely movement of loans to non-accrual status. Such a program was submitted to the Reserve Bank within the 60-day period and is being implemented as agreed.

Asset Improvement. Within 60 days of signing the Written Agreement, NVB was required to submit a plan designed to improve NVB’s position through repayment, amortization, liquidation, additional collateral or other means on loans in excess of $1,000,000 which may be past due or on NVB’s problem loan list or otherwise adversely classified. Also, for any such loan NVB is required to submit a plan to improve NVB’s position on such loan and must submit a progress report updating each improvement plan within 30 days after the end of each calendar quarter. Such a plan was submitted to the Reserve Bank and implemented within the 60-day period and NVB has timely submitted all related plans and progress reports to date.

Allowance for Loan and Lease Losses. Within 60 days of signing the Written Agreement, NVB was required to submit an acceptable program for the maintenance of an adequate Allowance for Loan and Lease Losses, to be reviewed by NVB’s Board of Directors on at least a quarterly calendar basis with reports regarding such review submitted to the Reserve Bank within 30 days after the end of each calendar quarter. Such a program was submitted to the Reserve Bank within the 60-day period and quarterly reports have been timely filed with the Reserve Bank thereafter.

Debt and Stock Redemption. The Company may not, directly or indirectly, incur, increase or guarantee any debt, and may not, directly or indirectly, purchase or redeem any shares of its stock, without the prior written approval of the Reserve Bank.

Progress Reports. Within 30 days after the end of each calendar quarter following the date of the Written Agreement, the Company and NVB are required to submit to the Reserve Bank written progress reports detailing the actions taken to secure compliance with the Written Agreement and the results of such actions. All plans, reports and other information required by the Written Agreement are being submitted to the Reserve Bank within the requisite timeframes stipulated in the Written Agreement. The same or similar plans, reports and information are being submitted to the California Commissioner of Financial Institutions.

Management believes the Company and NVB are currently in compliance with all terms and conditions of the Written Agreement.

Operating Results

(in thousands except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net interest income	$7,386	$7,909	$14,728	$16,017
Provision for credit losses	2,600	9,000	3,600	16,000
Noninterest income	3,377	3,438	6,389	6,602
Noninterest expense	9,872	10,782	19,891	21,117
Benefit for income taxes	(1,137)	(4,346)	(1,490)	(7,302)
Net loss	$(572)	$(4,089)	$(884)	$(7,196)

Loss Per Share
Basic	$(0.08)	$(0.55)	$(0.12)	$(0.96)
Diluted	$(0.08)	$(0.55)	$(0.12)	$(0.96)

Annualized Loss on Average Assets	(0.25%)	(1.81%)	(0.20%)	(1.63%)
Annualized Loss on Average Equity	(2.76%)	(21.74%)	(2.62%)	(18.98%)

The Company had a net loss of $572,000, or $0.08 per diluted share, and $884,000, or $0.12 per diluted share, for the three and six months ended June 30, 2010, respectively. This compares with a net loss of $4,089,000, or $0.55 per diluted share, and $7,196,000, or $0.96 per diluted share for the three and six months ended June 30, 2009. The decrease in net loss for the three and six months ended June 30, 2010 compared to the same period in 2009 was principally driven by a reduction in provision for credit losses to $2,600,000 for the three months ended June 30, 2010 and a total provision of $3,600,000 for the six months ended June 30, 2010 compared to a $9,000,000 provision for credit losses for the three months ended June 30, 2009 and a total provision of $16,000,000 for the six months ended June 30, 2009. Net interest income decreased $523,000 for the three months ended June 30, 2010 and a total decrease of $1,289,000 for the six months ended June 30, 2010 compared to the same periods in 2009. Noninterest income decreased $61,000 and $213,000 for the three and six months ended June 30, 2010 compared to the same periods in 2009 offset by a decrease in noninterest expense of $910,000 and $1,226,000 for the three and six months ended June 30, 2010.

Subsequent Event

At the Annual Meeting of Shareholders held on July 16, 2010, the Company received shareholder approval to amend its Articles of Incorporation and increase the number of authorized common shares to 60 million from 20 million. Additionally, on July 16, 2010, the Company received shareholder approval at its 2010 Annual Meeting of Shareholders to convert the 40,000 shares of Series A Preferred Stock into 26,666,646 shares of common stock. The conversion of the Series A Preferred Stock took effect on July 21, 2010 at the conversion price of $1.50 per share. An amendment was filed with the California Secretary of State on July 19, 2010, effective on that date. At July 21, 2010, the conversion date, a total of 34,162,463 shares of common stock were issued and outstanding.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Two provisions of special note are (1) a permanent increase in the maximum FDIC deposit insurance coverage to $250,000, retroactive to January 1, 2008, and (2) an extension of the unlimited FDIC insurance coverage for noninterest bearing transaction accounts effective December 31, 2010 through December 31, 2012.

Net Interest Income and Net Interest Margin (fully taxable equivalent basis).

Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $85,000 and $87,000 in taxable-equivalent interest income on tax-free investments for the three month periods ended June 30, 2010 and 2009, respectively.

Net interest income for the three months ended June 30, 2010 was $7,471,000, a $524,000, or 6.6%, decrease from net interest income of $7,995,000 for the same period in 2009. Interest income decreased $1,405,000, or 12.4%, to $9,922,000 for the three month period ended June 30, 2010 due primarily to a decrease in average loans and leases. The Company had foregone interest income for the loans placed on nonaccrual status of $562,000 during the three months ended June 30, 2010 compared to $585,000 for the same period in 2009. The average loans outstanding decreased $87,263,000, or 13.3%, to $570,805,000. This lower loan volume decreased interest income by $1,333,000. The average yield earned on the loan portfolio decreased 16 basis points to 5.95% for the three months ended June 30, 2010. This decrease in yield reduced interest income by $233,000. The total decrease to interest income from the loan portfolio was $1,566,000. The average balance of the investment portfolio increased $47,144,000, or 38.1%, which accounted for a $441,000 increase in interest income and a decrease in average yield of the investment portfolio of 87 basis points reduced interest income by $321,000.

Interest expense for the three months ended June 30, 2010 decreased $881,000, or 26.4%, to $2,451,000 compared to the same period in 2009. The largest decrease to interest expense was in time deposit accounts which decreased $54,426,000 as the average rates paid on these accounts decreased 69 basis points to 2.13% and reduced interest expense by $460,000 while a decrease in the average balances of these accounts decreased interest expense by $384,000. The average rate paid on savings and money market accounts decreased 25 basis points to 0.76% for the three month period ended June 30, 2010 compared to 1.01% for the same period in 2009, resulting in a decrease to interest expense of $136,000. This decrease was offset partially by higher average balances in savings and money market accounts of $45,772,000, resulting in a $116,000 increase in interest expense.

The net interest margin for the three months ended June 30, 2010 decreased 36 basis points to 3.58% from 3.94% for the same period in 2009 and a 20 basis point decrease from the 3.78% net interest margin for the linked quarter ended March 31, 2010.

The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)
	Three months ended June 30, 2010			Three months ended June 30, 2009
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$95,116	0.23%	$55	$31,984	0.18%	$14
Investment securities:
Taxable	155,504	2.95%	1,142	107,969	3.78%	1,017
Non-taxable (1)	15,459	6.80%	262	15,850	6.76%	267
Total investments	170,963	3.29%	1,404	123,819	4.16%	1,284
Loans and leases (2)(3)	570,805	5.95%	8,463	658,068	6.11%	10,029
Total earning assets	836,884	4.76%	9,922	813,871	5.58%	11,327

Non earning assets	100,894			108,298
Allowance for loan and lease losses	(18,067)			(16,136)
Total non-earning assets	82,827			92,162

Total assets	$919,711			$906,033

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction accounts	$156,514	0.27%	$104	$151,422	0.31%	$117
Savings and money market	217,773	0.76%	415	172,001	1.01%	435
Time certificates	266,086	2.13%	1,410	320,512	2.82%	2,254
Other borrowed funds	31,961	6.55%	522	31,961	6.60%	526
Total interest bearing liabilities	672,334	1.46%	2,451	675,896	1.98%	3,332
Demand deposits	145,284			144,334
Other liabilities	18,827			10,370
Total liabilities	836,445			830,600
Shareholders’ equity	83,266			75,433
Total liabilities and shareholders’ equity	$919,711			$906,033
Net interest income			$7,471			$7,995
Net interest spread		3.30%			3.60%
Net interest margin		3.58%			3.94%

(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2) Loans on nonaccrual status have been included in the computations of averages balances.
(3) Includes loan fees of $105 and $239 for the three months ended June 30, 2010 and 2009, respectively.

Net interest income for the six months ended June 30, 2010 was $14,898,000, a $1,292,000, or 8.0%, decrease from net interest income of $16,190,000 for the same period in 2009. Interest income decreased $2,951,000, or 12.9%, to $19,882,000 for the six month period ended June 30, 2010 due primarily to a decrease in average loans and leases. The Company also had $1,147,000 in foregone interest income for the loans placed on nonaccrual status during the six months ended June 30, 2010. The average loans outstanding decreased $88,289,000, or 13.2%, to $581,101,000. This lower loan volume decreased interest income by $2,737,000. The average yield earned on the loan portfolio decreased 27 basis points to 5.93% for the six months ended June 30, 2010. This decrease in yield reduced interest income by $749,000. The total decrease to interest income from the loan portfolio was $3,486,000. The average balance of the investment portfolio increased $55,896,000, or 53.4%, which accounted for a $1,079,000 increase in interest income and a decrease in average yield of the investment portfolio of 91 basis points reduced interest income by $608,000.

Interest expense for the six months ended June 30, 2010 decreased $1,659,000, or 25.0%, to $4,984,000 compared to the same period in 2009. The largest decrease to interest expense was in time deposit accounts which decreased $31,533,000 as the average rates paid on these accounts decreased 74 basis points to 2.21% and reduced interest expense by $1,005,000 while a decrease in the average balances of these accounts decreased interest expense by $465,000. The average rate paid on savings and money market accounts decreased 29 basis points to 0.75% for the six month period ended June 30, 2010 compared to 1.04% for the same period in 2009, resulting in a decrease to interest expense of $301,000. This decrease was offset partially by higher average balances in savings and money market accounts of $37,419,000, resulting in a $195,000 increase in interest expense.

The net interest margin for the six months ended June 30, 2010 decreased 41 basis points to 3.68% from 4.09% for the same period in 2009.

The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)
	Six months ended June 30, 2010			Six months ended June 30, 2009
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$75,651	0.23%	$87	$23,544	0.20%	$23
Investment securities:
Taxable	145,095	3.05%	2,191	88,839	3.88%	1,711
Non-taxable (1)	15,514	6.82%	525	15,874	6.78%	534
Total investments	160,609	3.41%	2,716	104,713	4.32%	2,245
Loans and leases (2)(3)	581,101	5.93%	17,079	669,390	6.20%	20,565
Total earning assets	817,361	4.91%	19,882	797,647	5.77%	22,833

Non earning assets	98,920			108,432
Allowance for loan and lease losses	(18,426)			(13,798)
Total non-earning assets	80,494			94,634

Total assets	$897,855			$892,281

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction accounts	$156,912	0.27%	$208	$152,403	0.34%	$258
Savings and money market	207,332	0.75%	769	169,913	1.04%	875
Time certificates	271,650	2.21%	2,971	303,183	2.95%	4,441
Other borrowed funds	31,961	6.54%	1,036	32,641	6.60%	1,069
Total interest bearing liabilities	667,855	1.50%	4,984	658,140	2.04%	6,643
Demand deposits	146,131			147,158
Other liabilities	15,712			10,521
Total liabilities	829,698			815,819
Shareholders’ equity	68,157			76,462
Total liabilities and shareholders’ equity	$897,855			$892,281
Net interest income			$14,898			$16,190
Net interest spread		3.41%			3.73%
Net interest margin		3.68%			4.09%

(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2) Loans on nonaccrual status have been included in the computations of averages balances.
(3) Includes loan fees of $156 and $476 for the six months ended June 30, 2010 and 2009, respectively.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate
(Dollars in thousands)	Three months ended June 30, 2010			Six months ended June 30, 2010
	compared with			compared with
	Three months ended June 30, 2009			Six months ended June 30, 2009
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income
Interest on Federal funds sold	$28	$13	$41	$52	$12	$64
Interest on investments:
Taxable securities	448	(322)	126	1,091	(611)	480
Nontaxable securities (1)	(7)	1	(6)	(12)	3	(9)
Total investments	441	(321)	120	1,079	(608)	471
Interest on loans and leases	(1,333)	(233)	(1,566)	(2,737)	(749)	(3,486)
Total interest income	(864)	(541)	(1,405)	(1,606)	(1,345)	(2,951)

Interest Expense
Transaction accounts	$4	$(17)	$(13)	8	$(58)	$(50)
Savings and money market	116	(136)	(20)	195	(301)	(106)
Time deposits	(384)	(460)	(844)	(465)	(1,005)	(1,470)
Other borrowed funds	—	(4)	(4)	(22)	(11)	(33)
Total interest expense	(264)	(617)	(881)	(284)	(1,375)	(1,659)

Total change in net interest income	$(600)	$76	$(524)	$(1,322)	$30	$(1,292)

(1) Taxable equivalent

Provision for Credit Losses

The provision for credit losses is comprised of two components, a provision for loans losses related to outstanding loans and a provision for losses related to unfunded commitments. The provision for credit losses reflects changes in the credit quality of the entire loan portfolio. The provision for credit losses is recorded to bring the allowance for loan losses and the reserve for unfunded commitments to amounts considered appropriate by management based on factors which are described in the “Allowance for Credit Losses” sections of this report on page 27.

The Company recorded a provision for credit losses of $3,600,000 for the six months ended June 30, 2010, compared to a provision for credit losses of $16,000,000 for the six months ended June 30, 2009. The process for determining allowance adequacy and the resultant provision for loan losses includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic environment and activity. The decision to record the $3,600,000 provision for the six months ended June 30, 2010 reflects management’s assessment of the overall adequacy of the allowance for credit losses including the consideration of the level of nonperforming loans and the overall effect of the slowing economy, particularly in real estate. Management believes that the current level of allowance for loan and lease losses as of June 30, 2010 of $16,151,000, or 2.89% of total loans and leases, is adequate at this time. The allowance for loan and lease losses was $18,539,000, or 3.08% of total loans and leases, at December 31, 2009. For further information regarding our allowance for credit losses, see “Allowance for Credit Losses” on page 27 of this report.

Noninterest Income

The following table is a summary of the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Service charges on deposit accounts	$1,546	$1,640	$3,027	$3,168
Other fees and charges	1,158	1,079	2,189	2,043
Increase in cash value of life insurance	373	345	719	681
Gain on sale of loans	33	128	82	225
(Loss) gain on sale other assets	(22)	30	(147)	30
Other	289	216	519	455
Total	$3,377	$3,438	$6,389	$6,602

Noninterest income decreased $61,000 to $3,377,000 for the three months ended June 30, 2010 from $3,438,000 for the three months ended June 30, 2009. Service charges on deposits and gains on sale of loans decreased $189,000 due to a decline in overdraft transactions and originations and sales of residential mortgages for the three months ended June 30, 2010 as compared to the same period in 2009. This was offset by an increase in other fees and charges and an increase in cash value for life insurance of $107,000 for the same period. The increase in other fees and charges is attributed to higher interchange rates and transaction volumes for ATM activity.

Noninterest income decreased $213,000 to $6,389,000 for the six months ended June 30, 2010 from $6,602,000 for the six months ended June 30, 2009. Service charges on deposits decreased by $141,000 to $3,027,000 for the six months ended June 30, 2010 compared to $3,168,000 for the same period in 2009 while other fees and charges increased by $146,000 to $2,189,000 for the six months ended June 30, 2010 compared to $2,043,000 for the same period in 2009. The Company recorded $82,000 in gains on sales of mortgages for the six months ended June 30, 2010 compared to $225,000 in gains on sales of mortgages for the same period in 2009. The loss on sale of other assets is primarily due to the closure of the Fairfield office.

Noninterest Expense

The following table is a summary of the Company’s noninterest expense for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Salaries and benefits	$4,138	$4,905	$8,425	$9,969
Other real estate owned expense	1,253	572	2,103	1,570
FDIC and state assessments	696	905	1,402	1,316
Occupancy	695	801	1,429	1,562
Data processing	504	548	1,025	1,129
Furniture and equipment	352	459	775	928
Professional services	302	343	994	670
ATM and online banking	287	286	546	571
Loan expense	171	612	291	805
Postage	157	136	307	300
Messenger	150	123	293	207
Marketing	141	142	309	263
Operations expense	127	131	259	274
Director	113	135	218	267
Printing and supplies	104	119	208	256
Amortization of intangibles	37	37	73	73
Other	645	528	1,234	957
	$9,872	$10,782	$19,891	$21,117

Noninterest expense totaled $9,872,000 for the three months ended June 30, 2010, compared to $10,782,000 for the same period in 2009. This represents a decrease of $910,000, or 8.4%, for the three months ended June 30, 2010 from the comparable period in 2009. Salaries and benefits decreased by $767,000 to $4,138,000 for the three months ended June 30, 2010 compared to $4,905,000 for the same period in 2009 as a result of a reduction in salary and benefit expense, lower commission expense, lower expenses from stock incentive plans and pension cost, along with eliminated contributions to North Valley Bancorp’s 401K Plan. The Company’s FDIC and California DFI assessments decreased $209,000 to $696,000 for the three months ended June 30, 2010 compared to $905,000 for the same period in 2009. The decrease is attributed to the FDIC special assessment of $406,000 for the second quarter 2009. Offsetting this decrease was an increase in OREO valuation adjustments and losses associated with OREO dispositions of $681,000 to $1,253,000 for the three months ended June 30, 2010 compared to $572,000 for the same period in 2009. Professional services decreased by $41,000 to $302,000 for the three months ended June 30, 2010 compared to $343,000 for the same period in 2009. Most other expense categories for the three months ended June 30, 2010 experienced relatively small changes from the same respective period in 2009. The Company’s ratio of noninterest expense to average assets was 4.31% for the three months ended June 30, 2010 compared to 4.77% for the same period in 2009. The Company’s efficiency ratio, computed by dividing noninterest expense by the sum of net interest income before provision for loan losses and noninterest income, was 91.72% and 95.02% for the three months ended June 30, 2010 and 2009, respectively.

Noninterest expense totaled $19,891,000 for the six months ended June 30, 2010, compared to $21,117,000 for the same period in 2009. This represents a decrease of $1,226,000, or 5.8%, for the six months ended June 30, 2010 from the comparable period in 2009 due primarily to the decrease in salaries and benefits of $1,544,000 to $8,425,000 for the six months ended June 30, 2010 compared to $9,969,000 for the same period in 2009. Most other expense categories for the six months ended June 30, 2010 experienced relatively small changes from the same respective period in 2009. The Company’s ratio of noninterest expense to average assets was 4.47% for the six months ended June 30, 2010 compared to 4.77% for the same period in 2009. The Company’s efficiency ratio was 94.19% and 93.36% for the six months ended June 30, 2010 and 2009, respectively.

Income Taxes

The Company recorded a benefit for income taxes for the quarter ended June 30, 2010 of $1,137,000, resulting in an effective tax rate of 66.5%, compared to a benefit for income taxes of $4,346,000, or an effective tax benefit rate of 51.5%, for the quarter ended June 30, 2009. The difference in the effective tax rate compared to the statutory tax rate (approximately 42.05%) is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated ‘Enterprise Zones’.

As of June 30, 2010 the Company had recorded net deferred income tax assets (which are included in other assets in the accompanying condensed consolidated balance sheets) of approximately $10,386,000. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon management’s analysis of available evidence, it has determined that it is “more likely than not” that all of the Company’s deferred income tax assets as of June 30, 2010 will be fully realized and therefore no valuation allowance was recorded.

Financial Condition as of June 30, 2010 As Compared to December 31, 2009

Total assets at June 30, 2010 increased $26,419,000, or 3.0%, to $910,781,000, compared to $884,362,000 at December 31, 2009. Loans and leases decreased $42,812,000, or 7.1%, to $559,605,000 at June 30, 2010 from $602,417,000 at December 31, 2009. Deposits decreased $13,949,000, or 1.8%, from December 31, 2009 to $773,860,000 at June 30, 2010. Investment securities increased $50,155,000, or 34.3%, to $196,499,000 at June 30, 2010 from $146,344,000 at December 31, 2009, and Federal funds sold increased to $60,410,000 at June 30, 2010 from $48,250,000 at December 31, 2009. The increase in investment securities and Federal funds sold was due primarily to a decrease in loans and leases for the first six months of 2010, and the increase in equity from the capital raise completed on April 22, 2010.

Loan and Lease Portfolio

Loans and leases, the Company’s major component of earning assets, decreased $42,812,000 during the six months of 2010 to $559,605,000 at June 30, 2010 from $602,417,000 at December 31, 2009. Real estate construction loans decreased by $12,455,000, real estate commercial loans decreased by $15,687,000 and commercial loans decreased by $7,208,000, while the remaining loan categories remained relatively unchanged from their December 31, 2009 balances.

The Company’s average loan to deposit ratio was 72.7% for the quarter ended June 30, 2010 compared to 83.5% for the same period in 2009. The decrease in the Company’s average loan to deposit ratio is driven by both the decrease in total average loans of $87,263,000 and the decrease in total average deposits of $2,612,000.

(in thousands)	June 30,	December 31,
	2010	2009
Commercial	$59,305	$66,513
Real estate - commercial	298,230	313,917
Real estate - construction	79,656	92,111
Real estate - mortgage	55,310	59,816
Installment	18,122	22,289
Direct financing leases	711	813
Other	48,920	47,665
	560,254	603,124
Deferred loan fees, net	(649)	(707)
Allowance for loan and lease losses	(16,151)	(18,539)
	$543,454	$583,878

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

At June 30, 2010 and December 31, 2009, the recorded investment in nonperforming loans and leases (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) was approximately $38,410,000 and $46,598,000, respectively. The Company had $1,564,000 of specific allowance for loan losses on impaired loans of $8,627,000 at June 30, 2010 as compared to $3,043,000 of specific allowance for loan losses on impaired loans of $10,015,000 at December 31, 2009. Nonperforming loans as a percentage of total loans were 6.86% at June 30, 2010, compared to 7.74% at December 31, 2009. Nonperforming assets (nonperforming loans and OREO) totaled $54,836,000 at June 30, 2010, a decrease of $4,139,000 from December 31, 2009. Nonperforming assets as a percentage of total assets were 6.02% at June 30, 2010 compared to 6.67% at December 31, 2009. If interest on nonaccrual loans and leases had been accrued, such income would have approximated $1,147,000 and $969,000 for the six months ended June 30, 2010 and 2009, respectively.

The overall level of nonperforming loans decreased $7,465,000 to $38,410,000 at June 30, 2010 from $45,875,000 at March 31, 2010. During the second quarter of 2010, the Company identified eight loans totaling $2,679,000 as nonaccrual loans. These additions were offset by reductions in nonperforming loans totaling $10,144,000 due primarily to transfers to OREO of eight properties totaling $5,592,000 and secondarily due to charge-offs and collections received on certain loans. Of the eight loans totaling $2,679,000 identified as nonaccrual loans and added to nonperforming loans during the second quarter of 2010, two relationships represent $2,232,000 of the total. The first relationship consists of two residential land loans in the amount of $1,485,000 located in Sonoma County. No specific reserve has been established for these two loans. The second relationship consists of two commercial loans in the amount of $747,000 for a business located in Shasta County. These loans have been written down by $335,000 during the second quarter of 2010 to reflect their net realizable value. The remaining four loans in this group that were placed on nonaccrual during the second quarter of 2010 total $447,000 and specific reserves totaling $88,000 have been established.

Nonperforming assets at June 30, 2010 and December 31, 2009, are summarized as follows (in thousands):

	June 30,	December 31,
	2010	2009

Nonaccrual loans and leases	$38,399	$46,598
Loans and leases past due 90 days and accruing interest	11	—
Other real estate owned	16,426	12,377
Total nonperforming assets	$54,836	$58,975

Nonaccrual loans and leases to total gross loans and leases	6.86%	7.74%
Nonperforming loans and leases to total gross loans and leases	6.86%	7.74%
Total nonperforming assets to total assets	6.02%	6.67%

The composition of nonaccrual loans and leases as of June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009, and June 30, 2009 was as follows (in thousands):

	June	% of	March	% of	December	% of	September	% of	June	% of
	2010	total	2010	total	2009	total	2009	total	2009	total
Commercial	$1,008	2.6%	$538	1.2%	$215	0.5%	$1,079	2.0%	$4,097	9.2%
Real estate - commercial	9,597	25.0%	14,485	31.8%	13,825	29.7%	12,729	23.4%	11,024	24.9%
Real estate - construction	24,463	63.7%	27,229	59.7%	29,042	62.3%	37,483	68.8%	26,785	60.5%
Real estate - mortgage	2,784	7.3%	3,082	6.8%	2,980	6.4%	2,927	5.4%	2,131	4.8%
Installment	56	0.1%	39	0.1%	34	0.1%	40	0.1%	45	0.1%
Direct financing leases	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Other	491	1.3%	204	0.4%	502	1.1%	204	0.4%	222	0.5%
Total nonaccrual loans	$38,399	100.0%	$45,577	100.0%	$46,598	100.0%	$54,462	100.0%	$44,304	100.0%

At June 30, 2010, nonaccrual real-estate-construction loans totaled $24,463,000, or 63.7%, of the nonaccrual loans and leases. There are nineteen loans that make up the balance. Charge-offs of $9,462,000 have been taken on these loans and specific reserves of $116,000 have been established for these loans as of June 30, 2010. Ten of these loans are residential land loans totaling $16,241,000. Charge-offs of $5,185,000 have been taken on these loans and no specific reserve has been established at June 30, 2010. There are seven loans for nonaccrual residential construction development projects totaling $7,449,000. Charge-offs of $4,277,000 have been taken on these loans and specific reserves of $116,000 have been established for these loans at June 30, 2010. The remaining two nonaccrual real estate-construction loans are commercial land loans totaling $773,000. There have been no charge-offs on either of these loans and no specific reserve has been established.

At June 30, 2010, there were sixteen nonaccrual real-estate-commercial loans totaling $9,597,000, or 25.0%, of the nonaccrual loans and leases. The largest real estate-commercial loan is for multi-tenant light industrial buildings located in Shasta County for $1,887,000. No specific reserve has been established for this loan. The second largest real estate-commercial loan is for multi-tenant buildings in Sonoma County for $1,701,000. The Company has recorded a charge-off of $613,000 on this loan and a specific reserve of $170,000 has been established for this loan. The remaining fourteen real estate-commercial loans total $6,009,000 (approximate average loan of $429,000). Charge-offs of $831,000 have been taken on these loans and specific reserves of $701,000 have been established for these loans at June 30, 2010.

At June 30, 2010 there were no commitments to lend additional funds to borrowers whose loans or leases were classified as nonaccrual.

At June 30, 2010, net carrying value of other real estate owned increased $4,049,000 to $16,426,000 from $12,377,000 at December 31, 2009. During the three months ended June 30, 2010, the Company transferred eight properties into OREO totaling $5,592,000, sold five properties totaling $1,128,000, recorded loss on sale of OREO of $35,000, and had write-downs of OREO of $1,001,000. At June 30, 2010, OREO was comprised of twenty-nine properties which are broken down by type: residential construction of $4,525,000, residential land of $2,821,000, commercial land of $1,378,000, non-farm non-residential properties of $7,602,000 and residential properties of $100,000.

Allowance for Credit Losses

A summary of the allowance for credit losses at June 30, 2010 and 2009 is as follows (in thousands):

	Six months ended June 30,
	2010	2009
Balance, beginning of period	$18,539	$11,327
Provision for credit losses	3,600	16,000
Loan charge-offs	(6,035)	(5,484)
Loan recoveries	277	276
Net loan charge-offs	(5,758)	(5,208)
Total allowance for credit losses, end of period	$16,381	$22,119
Components of allowance for credit losses
Allowance for loan and lease losses	$16,151	$22,119
Reserve for unfunded commitments	230	—
Total allowance for credit losses	$16,381	$22,119

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

•
Specific Allowances. A specific allowance is established when management has identified unique or particular risks that were related to a specific loan that demonstrated risk characteristics consistent with impairment. Specific allowances are established when management can estimate the amount of an impairment of a loan.

•
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

•	Unallocated Allowance. The unallocated loan loss allowance represents an amount for imprecision or uncertainty that is inherent in estimates used to determine the allowance.

•
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

Deposits

Total deposits decreased $13,949,000, or 1.8%, to $773,860,000 at June 30, 2010 compared to $787,809,000 at December 31, 2009. During the six months ended June 30, 2010, savings increased $29,518,000, or 15.6%, while certificates of deposit decreased $26,556,000, or 9.3%, interest-bearing demand deposits decreased $5,218,000, or 3.3%, and noninterest-bearing demand deposits decreased $11,693,000, or 7.7%.

(in thousands)	June 30,	December 31,
	2010	2009
Noninterest-bearing demand	$140,728	$152,421
Interest-bearing demand	154,998	160,216
Savings	219,300	189,782
Time certificates	258,834	285,390
Total deposits	$773,860	$787,809

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. As of June 30, 2010, $31,961,000 was outstanding in the form of subordinated debt issued by the Company. Unused lines of credit from correspondent banks to provide federal funds of $10,000,000 as of June 30, 2010 were also available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank (“FHLB”) providing additional unused borrowing capacity of $204,527,000 secured by certain loans and investment securities as of June 30, 2010. The Company also has an unused line of credit with the Federal Reserve Bank of San Francisco (“FRB”) of $12,245,000 secured by investment securities.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, Federal funds sold and available for sale investment securities) totaled $277,360,000 and $213,963,000 (or 30.5% and 24.2% of total assets) at June 30, 2010 and December 31, 2009, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $664,638,000 and $661,715,000 at June 30, 2010 and December 31, 2009, respectively.

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

Capital Resources

The Company maintains capital to support future growth and maintain financial strength while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity increased $38,916,000 to $91,218,000 as of June 30, 2010, as compared to $52,302,000 at December 31, 2009. The increase was the result of net proceeds from the private placement capital raise of $37,500,000, a net loss of $884,000 which was offset by a change in accumulated other comprehensive gain of $2,206,000 and stock based compensation expense of $94,000, all during the first six months of 2010. Under current regulations, management believes that the Company meets all capital adequacy requirements. The Company suspended indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009. This Board decision was made to strengthen and preserve the Company’s capital base in these challenging economic times.

The Company’s and North Valley Bank’s capital amounts and risk-based capital ratios are presented below (in thousands).

					To be Well Capitalized
			For Capital		Under Prompt Corrective
			Adequacy Purposes		Action Provisions
	Actual		Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
As of June 30, 2010:
Total capital (to risk weighted assets)	$120,584	17.59%	$54,842	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$60,942	8.89%	$27,420	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$60,942	6.69%	$36,438	4.00%	N/A	N/A

As of December 31, 2009:
Total capital (to risk weighted assets)	$87,791	12.19%	$57,615	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$65,457	9.09%	$28,804	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$65,457	7.16%	$36,568	4.00%	N/A	N/A

North Valley Bank
As of June 30, 2010:
Total capital (to risk weighted assets)	$121,037	17.65%	$54,861	8.00%	$68,576	10.00%
Tier 1 capital (to risk weighted assets)	$112,370	16.39%	$27,424	4.00%	$41,136	6.00%
Tier 1 capital (to average assets)	$112,370	12.34%	$36,425	4.00%	$45,531	5.00%

As of December 31, 2009:
Total capital (to risk weighted assets)	$89,015	12.38%	$57,522	8.00%	$71,902	10.00%
Tier 1 capital (to risk weighted assets)	$79,907	11.11%	$28,769	4.00%	$43,154	6.00%
Tier 1 capital (to average assets)	$79,907	8.80%	$36,321	4.00%	$45,402	5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has not been a material change in the Company’s market risk profile for the six months ended June 30, 2010 compared to December 31, 2009. Please see discussion under the caption “Interest Rate Sensitivity” on page 29.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2010. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding the unregistered sale of equity securities is incorporated by reference to the Company’s Current Reports on Form 8-K, filed with the Commission on April 22, 2010, and April 23, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. (removed and reserved)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10(kkkk)	Lease for 804 E. Cypress Avenue, Redding, California, dated May 24, 2010, between North Valley Bank and Joe Wong Family Trust.
10(llll)	North Valley Bancorp Employee Stock Ownership Plan, effective January 1, 2010.
31	Rule 13a-14(a) / 15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
(Registrant)

Date  August 11, 2010

By:

/s/ Michael J. Cushman
Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin R. Watson
Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)