Form 10-Q
period 2010-09-30
NORTH VALLEY BANCORP
filed 2010-11-15
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 2010.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Transition Period From to ___________

Commission file number 0-10652

NORTH VALLEY BANCORP
(Exact name of registrant as specified in its charter)

California	94-2751350
(State or other jurisdiction	(IRS Employer ID Number)
of incorporation or organization)

300 Park Marina Circle, Redding, CA	96001
(Address of principal executive offices)	(Zip code)

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

Common Stock – 34,162,463 shares as of November 12, 2010.

INDEX

NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)
	September 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents:
Cash and due from banks	$20,465	$19,378
Federal funds sold	21,035	48,250
Total cash and cash equivalents	41,500	67,628

Time deposits at other financial institutions	425	425
Investment securities available for sale, at fair value	241,987	146,335
Investment securities held to maturity, at amortized cost	6	9

Loans and leases	536,296	602,417
Less: Allowance for loan and lease losses	(15,249)	(18,539)
Net loans and leases	521,047	583,878

Premises and equipment, net	9,194	10,319
Accrued interest receivable	2,695	2,565
Other real estate owned	18,850	12,377
FHLB and FRB stock and other nonmarketable securities	6,134	5,833
Bank-owned life insurance policies	33,642	32,745
Core deposit intangibles, net	583	692
Other assets	18,930	21,556

TOTAL ASSETS	$894,993	$884,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$150,433	$152,421
Interest-bearing	615,220	635,388
Total deposits	765,653	787,809

Subordinated debentures	31,961	31,961
Accrued interest payable and other liabilities	14,067	12,290
Total liabilities	811,681	832,060

Commitments and Contingencies (Note H)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; no shares outstanding at September 30, 2010 (Note K)	—	—
Common stock, no par value: authorized 60,000,000 shares; outstanding 34,162,463 at September 30, 2010 and 7,495,817 at December 31, 2009 (Note K)	98,085	41,781
(Accumulated deficit) retained earnings	(15,606)	11,578
Accumulated other comprehensive income (loss), net of tax	833	(1,057)
Total stockholders’ equity	83,312	52,302

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$894,993	$884,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except per share data)
	For the three months ended September 30,
	2010	2009
INTEREST INCOME:
Interest and fees on loans and leases	$8,297	$9,465
Interest on investments:
Taxable interest income	1,265	1,225
Nontaxable interest income	174	180
Interest on federal funds sold and repurchase agreements	37	26
Total interest income	9,773	10,896

INTEREST EXPENSE:
Deposits	1,640	2,712
Subordinated debentures	543	513
Other borrowings	—	1
Total interest expense	2,183	3,226

NET INTEREST INCOME	7,590	7,670

PROVISION FOR CREDIT LOSSES	4,600	1,500

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	2,990	6,170

NONINTEREST INCOME:
Service charges on deposit accounts	1,489	1,724
Other fees and charges	1,181	1,170
Earnings on cash surrender value of life insurance policies	365	356
Gain on sale of loans	108	46
Gain on sales and calls of securities	—	655
Loss on sale of other assets	—	(1)
Other	220	192
Total noninterest income	3,363	4,142

NONINTEREST EXPENSES:
Salaries and employee benefits	4,223	4,425
Occupancy expense	726	768
Furniture and equipment expense	336	457
FDIC and state assessments	438	503
Professional services	322	299
Other real estate owned expense	3,241	265
Other	2,493	2,282
Total noninterest expenses	11,779	8,999

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(5,426)	1,313

PROVISION FOR INCOME TAXES	2,207	629

NET (LOSS) INCOME	(7,633)	684

Preferred stock discount	(18,667)	—

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(26,300)	$684

Per Share Amounts
Basic and Diluted (Loss) Earnings Per Share	$(0.94)	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except per share data)
	For the nine months ended September 30,
	2010	2009
INTEREST INCOME:
Interest and fees on loans and leases	$25,376	$30,030
Interest on investments:
Taxable interest income	3,456	2,936
Nontaxable interest income	529	541
Interest on federal funds sold and repurchase agreements	124	49
Total interest income	29,485	33,556

INTEREST EXPENSE:
Deposits	5,588	8,286
Subordinated debentures	1,579	1,581
Other borrowings	—	2
Total interest expense	7,167	9,869

NET INTEREST INCOME	22,318	23,687

PROVISION FOR CREDIT LOSSES	8,200	17,500

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	14,118	6,187

NONINTEREST INCOME:
Service charges on deposit accounts	4,516	4,892
Other fees and charges	3,370	3,213
Earnings on cash surrender value of life insurance policies	1,084	1,037
Gain on sale of loans	190	271
Gain on sales and calls of securities	—	655
(Loss) gain on sale of other assets	(147)	29
Other	739	647
Total noninterest income	9,752	10,744

NONINTEREST EXPENSES:
Salaries and employee benefits	12,648	14,394
Occupancy expense	2,155	2,330
Furniture and equipment expense	1,111	1,385
FDIC and state assessments	1,840	1,819
Professional services	1,316	970
Other real estate owned expense	5,344	1,835
Other	7,256	7,383
Total noninterest expenses	31,670	30,116

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(7,800)	(13,185)

PROVISION (BENEFIT) FOR INCOME TAXES	717	(6,673)

NET LOSS	(8,517)	(6,512)

Preferred stock discount	(18,667)	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(27,184)	$(6,512)

Per Share Amounts
Basic and Diluted Loss Per Share	$(1.89)	$(0.87)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands except per share data)

	For the nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,517)	$(6,512)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,185	1,476
Amortization of premium on securities, net	792	306
Amortization of core deposit intangible	109	109
Provision for credit losses	8,200	17,500
Net losses on sale and writedown of other real estate owned	4,879	1,536
Gain on sale, calls and impairment of securities	—	(655)
Gain on sale of loans	(190)	(271)
Loss (gain) on sale of premises and equipment	147	(29)
Stock-based compensation expense	137	173
Effect of changes in:
Accrued interest receivable	(130)	233
Other assets	416	(6,036)
Accrued interest payable and other liabilities	1,777	(799)
Net cash provided by operating activities	8,805	7,031

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of time deposits at other financial institutions	—	(425)
Purchases of available for sale securities	(133,083)	(117,847)
Proceeds from maturities/calls of available for sale securities	39,843	37,960
Proceeds from maturities/calls of held to maturity securities	2	12
Purchases of FHLB and FRB stock and other securities	(301)	(7)
Net decrease in loans and leases	37,962	48,780
Proceeds from sales of other real estate owned	5,507	7,380
Proceeds from sales of premises and equipment	—	36
Purchases of premises and equipment	(207)	(747)
Net cash used in investing activities	(50,277)	(24,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in deposits	(22,156)	44,051
Net change in other borrowed funds	—	(3,516)
Proceeds from issuance of preferred stock, net of costs	37,500	—
Net cash provided by financing activities	15,344	40,535

NET (DECREASE) INCREASE CASH AND CASH EQUIVALENTS	(26,128)	22,708
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	67,628	27,153
CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,500	$49,861

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$5,714	$10,312
Income taxes refunded	—	(1,880)
Noncash investing and financing activities:
Net change in unrealized gain on available for sale investment securities, net of tax	1,890	955
Transfer from loans to other real estate owned	16,859	6,433
Conversion of preferred stock to common stock	37,500	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2010.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries North Valley Bank, a California banking corporation (“NVB”) and North Valley Trading Company, a California corporation, which is inactive. Significant intercompany items and transactions have been eliminated in consolidation. North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III and North Valley Capital Statutory Trust IV are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities. On November 9, 2009, the Company elected to defer the payment of interest on the Company’s Junior Subordinated Deferrable Interest Debentures Due 2031 (the “2031 Debentures”) issued to North Valley Capital Trust I in 2001; the Company’s Floating Rate Junior Subordinated Debt Securities Due 2033 (the “2033 Debentures”) issued to North Valley Capital Trust II in 2003; the Company’s Floating Rate Junior Subordinated Debt Securities Due 2034 (the “2034 Debentures”) issued to North Valley Capital Trust III in 2004; and the Company’s Junior Subordinated Debt Securities Due 2036 (the “2036 Debentures”) issued to North Valley Capital Statutory Trust IV in 2005. The 2031, 2033, 2034 and 2036 Debentures are administered under the terms and conditions of four separate Indentures and the Company gave notice of deferral to each Indenture Trustee on November 12, 2009.

The Indentures provide generally that the payment of interest is deferrable, at the option of the Company, for up to 20 consecutive quarters (or 10 consecutive semi-annual periods). Nonpayment of interest for more than 20 consecutive quarters (or 10 semi-annual periods) is an event of default pursuant to which the payment of principal and interest may be accelerated by the Indenture Trustee.

This deferral of interest is the first time that the Company has deferred payment of interest on the Debentures. The obligation to pay interest on the Debentures is cumulative and will continue to accrue, currently at a fixed rate of 10.25% on the 2031 Debentures, variable rate of 3.72% on the 2033 Debentures, variable rate of 3.31% on the 2034 Debentures and a fixed rate (until March 2011) of 6.16% on the 2036 Debentures. Interest is generally set at variable rates based on the three-month LIBOR, reset and payable quarterly, plus 3.25% for the 2033 Debentures, plus 2.80% for the 2034 Debentures and plus 1.33% for the 2036 Debentures. As of September 30, 2010, the amount of accrued interest payable on the Debentures was $2,342,000.

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

NOTE B – INVESTMENT SECURITIES

At September 30, 2010 and December 31, 2009, the amortized cost of securities and their approximate fair value were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2010
Available-for-Sale:
Obligations of U.S. government agencies	$31,118	$268	$(4)	$31,382
Obligations of state and political subdivisions	15,073	793	(72)	15,794
Mortgage-backed securities	184,580	3,669	(681)	187,568
Corporate debt securities	6,000	—	(1,757)	4,243
Equity securities	3,000	—	—	3,000
	$239,771	$4,730	$(2,514)	$241,987
Held-to-Maturity:
Mortgage-backed securities	$6	$—	$—	$6

December 31, 2009
Available-for-Sale:
Obligations of U.S. government agencies	$11,507	$59	$(95)	$11,471
Obligations of state and political subdivisions	15,633	520	(164)	15,989
Mortgage-backed securities	111,182	961	(366)	111,777
Corporate debt securities	6,000	—	(1,902)	4,098
Equity securities	3,000	—	—	3,000
	$147,322	$1,540	$(2,527)	$146,335
Held-to-Maturity:
Mortgage-backed securities	$9	$—	$—	$9

For the nine months ended September 30, 2010 there were no gross realized gains on sales or calls of available for sale securities. For nine months ended September 30, 2009 there were $655,000 gross realized gains on sales or calls of available for sale securities. For nine months ended September 30, 2010 and 2009 there were no gross realized losses on sales, impairment or calls of securities categorized as available for sale securities. There were no sales or transfers of held to maturity securities for the nine months ended September 30, 2010 and 2009. For the nine months ended September 30, 2010 and 2009 there were $39,843,000 and $37,960,000 in gross proceeds from maturities or calls of available for sale securities. For the nine months ended September 30, 2010 and 2009 there were $2,000 and $12,000 in gross proceeds from maturities or calls of held to maturity securities.

At September 30, 2010 and December 31, 2009, securities having fair value amounts of approximately $231,241,000 and $134,594,000, respectively, were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract. Although the Company had no short-term borrowings at September 30, 2010 and December 31, 2009, the Company pledges most of its securities at the Federal Home Loan Bank (“FHLB”) to provide borrowing capacity. See the Liquidity section on page 30.

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

At September 30, 2010, the Company held $59,792,000 of available for sale investment securities in an unrealized loss position of which $54,558,000 were in an unrealized loss position for less than twelve months and $5,234,000 were in an unrealized loss position and had been in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be at maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily impaired.

NOTE C – STOCK-BASED COMPENSATION

Stock Option Plans

At September 30, 2010, the Company had three shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan and the 2008 Stock Incentive Plan. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. Pursuant to the 1998 Employee Stock Incentive Plan there were outstanding options to purchase 404,040 shares of Common Stock at September 30, 2010. As provided in the 1998 Employee Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. As of September 30, 2010, there were options outstanding under the 1999 Director Stock Option Plan for the purchase of 90,000 shares of Common Stock. As provided in the 1999 Director Stock Option Plan, the authorization to award stock options terminated on April 1, 2009. As of September 30, 2010, there were options outstanding under the 2008 Stock Incentive Plan for the purchase of 269,925 shares of Common Stock. A total of 429,908 shares of Common Stock were available for the grant of additional options under the 2008 Stock Incentive Plan at September 30, 2010. Options for a total of 1,193,873 shares were authorized to be granted under all three plans at September 30, 2010.

The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. The shares of Common Stock authorized to be granted as options under the 2008 Stock Incentive Plan consist of 699,833 shares of the Company’s Common Stock of which 269,925 shares were outstanding and 429,908 shares remained available for grant at September 30, 2010. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Each outside director of the Company shall also be eligible to receive a stock award of 900 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. Each stock award shall be fully vested when granted to the outside director. On July 29, 2009, the Board of Directors elected to forego their 900 share retainer grant for 2009. The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors. Outstanding options under the plans are exercisable until their expiration.

Stock Option Compensation

There were no options granted in the three month periods ended September 30, 2010 and 2009, respectively. For the three month periods ended September 30, 2010 and 2009, the compensation cost recognized for share based compensation was $43,000 and $56,000, respectively. There was no Director stock grant expense for the three month period ended September 30, 2010. Director stock grant expense for the three month period ended September 30, 2009 was ($29,000), representing a reversal of previously recorded stock grant expense as the Company’s Board of Directors elected to forego their 900 share stock award . There was no recognized tax benefit for share based compensation expense for the three month period ended September 30, 2010 and 2009. At September 30, 2010, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $243,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.2 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock-Based Compensation

Under the Company’s 2008 Stock Incentive Plan as of September 30, 2010, 429,908 shares of the Company’s common stock are available for future grants to directors and employees of the Company. Under the 1998 and 2008 Stock Incentive Plans, options may not be granted at a price less than the fair market value at the date of the grant. Under all plans, options may be exercised over a ten year term. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted in the fourth quarter in 2008 and first quarter 2009 the vesting period is five years. A summary of outstanding stock options follows:

			Weighted
		Weighted	Average
		Average	Remaining	Exercise	Aggregate
		Exercise	Contractual	Price	Intrinsic
	Shares	Price	Term	Range	Value ($000)

Outstanding at January 1, 2010	768,965	$10.16	6 years	$3.15–$24.75

Granted	—	—		—
Exercised	—	—		—
Expired or Forfeited	(5,000)	6.67		6.67

Outstanding at September 30, 2010	763,965	$10.18	5 years	$3.15–$24.75	$—
Fully vested and exercisable at September 30, 2010	487,082	$12.06	4 years	$3.15–$24.75	$—
Options expected to vest	276,883	$6.88	8 years	$3.15–$24.75	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of September 30, 2010. There were no options exercised during the nine months ended September 30, 2010 and 2009.

NOTE D – COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income includes net (loss) income and other comprehensive (loss) income. The Company’s only sources of other comprehensive (loss) income are unrealized (losses) gains on available for sale investment securities and adjustments to the minimum pension liability. The Company’s total comprehensive (loss) income was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net (loss) income	$(7,633)	$684	$(8,517)	$(6,512)
Other comprehensive (loss) gain, net of tax:
Holding (loss) gain arising during period	(317)	1,085	1,890	955
Total comprehensive (loss) income	$(7,950)	$1,769	$(6,627)	$(5,557)

NOTE E – IMPAIRED AND NONPERFORMING LOANS AND LEASES AND OREO

At September 30, 2010 and December 31, 2009, the recorded investment in impaired and nonperforming loans and leases (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) was approximately $29,643,000 and $46,598,000, respectively. The Company had $455,000 of specific allowance for loan losses on impaired loans of $1,378,000 at September 30, 2010 as compared to $3,043,000 of specific allowance for loan losses on impaired loans of $10,015,000 at December 31, 2009.

At September 30, 2010 and December 31, 2009, the recorded investment in other real estate owned (“OREO”) was approximately $18,850,000 and $12,377,000, respectively. For the nine months ended September 30, 2010, the Company transferred 29 loans in the amount of $16,859,000 to OREO, received $5,507,000 in proceeds on sales of OREO and recorded a $4,879,000 loss on the sale/writedown of OREO. The September 30, 2010 balance of OREO of $18,850,000 consists of 36 properties with the largest property representing $2,566,000 of the balance at September 30, 2010. For the three months ended September 30, 2010, the Company transferred property from twelve loans in the amount of $8,420,000 to OREO, had $2,947,000 in proceeds on sales of OREO and recorded a $3,049,000 loss on the sale/writedown of OREO in other noninterest expense. The December 31, 2009 balance of OREO of $12,377,000 consists of twenty-three properties with the largest property representing $1,450,000 of the balance.

Nonperforming loans and leases include all such loans and leases that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans and leases are summarized as follows (in thousands):

	September 30,	December 31,
	2010	2009

Nonaccrual loans and leases	$29,643	$46,598
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	18,850	12,377
Total nonperforming assets	$48,493	$58,975

Nonaccrual loans and leases to total gross loans and leases	5.53%	7.74%
Nonperforming loans and leases to total gross loans and leases	5.53%	7.74%
Total nonperforming assets to total assets	5.42%	6.67%

Interest income forgone on nonaccrual loans or leases approximated $1,700,000 and $1,526,000 for the nine months ended September 30, 2010 and September 30, 2009.

At September 30, 2010, there were no commitments to lend additional funds to borrowers whose loans or leases were on nonaccrual status.

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

NOTE G - PENSION PLAN BENEFITS

The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Total contributions paid were $63,000 and $57,000 for the three months ended September 30, 2010 and 2009, respectively. Effective October 1, 2009, the Company entered into an agreement to “freeze” the vested benefits under the North Valley Bancorp Salary Continuation Plan (amended and restated effective January 1, 2007) with respect to each active officer currently participating in the Plan. Components of net periodic benefit cost for the Company’s supplemental nonqualified defined benefit plans for the three and nine months ended September 30, 2010 and 2009 are presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Components of net periodic benefits cost:
Service cost	$—	$135	$—	$405
Interest cost	85	83	255	251
Prior service amortization	8	8	23	23
Recognized net actuarial loss	4	5	12	15
Total components of net periodic cost	$97	$231	$290	$694

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position, results of its operations or its cash flows.

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $9,172,000 and $5,241,000 at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, commercial and consumer lines of credit and real estate loans of approximately $49,062,000 and $46,576,000, respectively, were undisbursed. At December 31, 2009, commercial and consumer lines of credit and real estate loans of approximately $52,831,000 and $58,589,000, respectively, were undisbursed.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to real estate projects and inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Most of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2010 and December 31, 2009. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. At September 30, 2010, the Company had a reserve for unfunded commitments of $230,000.

A large portion of the loan portfolio of the Company is collateralized by real estate. At September 30, 2010 and December 31, 2009, real estate served as the principal source of collateral with respect to approximately 77% of the Company’s loan portfolio. At September 30, 2010, real estate construction loans totaled $72,316,000, or 13% of the total loan portfolio, and commercial loans secured by real estate totaled $290,117,000, or 54% of the total loan portfolio. See the discussion under “Loan and Lease Portfolio” starting on page 26. A further decline in the state and national economy, in general, combined with further deterioration in real estate values in the Company’s primary operating market areas, would have an adverse effect on the value of real estate as well as other collateral securing loans, plus the ability of certain borrowers to repay their outstanding loans and the overall demand for new loans, and this could have a material impact on the Company’s financial position, results of operations or its cash flows.

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

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, as a component of interest expense in the consolidated statements of operations. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months ended September 30, 2010.

Net deferred tax assets totaled $14,307,000 as of September 30, 2010. Management evaluates the Company’s deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income. The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if management determines, based on available evidence at the time the determination is made, that is “more likely than not” that some portion or all of the deferred tax assets will not be realized.

For the three year period ended September 30, 2010, the Company is in a cumulative pretax loss position. For purposes of establishing a deferred tax valuation allowance, this cumulative pretax loss position is considered significant, objective evidence that the Company may not be able to realize some portion of its deferred tax assets in the future. The Company’s cumulative pretax loss position was caused by the negative impact of the weak housing and credit market conditions, which deteriorated dramatically during 2008 and 2009. For the three-months ended September 30, 2010, higher than expected OREO expenses provided further negative evidence that some of the tax benefits had not reached the “more likely than not” standard. Management has also considered various tax planning strategies and projections for the next three years that provide positive evidence that some of the tax benefits will be realizable. As a result, management assessed the need for a valuation allowance and determined that it is “more likely than not” that the Company will not be able to realize a portion of the benefit of its deferred tax assets. Accordingly, management established a $4,500,000 valuation allowance against the Company’s deferred tax assets at September 30, 2010, reducing the net carrying value of net deferred tax assets to $9,807,000. Management will continue to evaluate the potential realizability of its deferred tax assets.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis (in thousands).

	At September 30, 2010
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
Obligations of U.S. government agencies	$31,382	—	$31,382	—
Obligations of state and political subdivisions	15,794	—	15,794	—
Mortgage-backed securities	187,568	—	187,568	—
Corporate debt securities	4,243	—	4,243	—
Equity securities	3,000	—	3,000	—
	$241,987	$—	$241,987	$—

	At December 31, 2009
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
Obligations of U.S. government agencies	$11,471	—	$11,471	—
Obligations of state and political subdivisions	15,989	—	15,989	—
Mortgage-backed securities	111,777	—	111,777	—
Corporate debt securities	4,098	—	4,098	—
Equity securities	3,000	—	3,000	—
	$146,335	$—	$146,335	$—

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

					Total Losses
	At September 30, 2010				For the Nine Months Ended
	Fair Value	Level 1	Level 2	Level 3	September 30, 2010

Impaired loans
Commercial	$775	$—	$775	$—	$484
Real estate - commercial	862	—	862	—	106
Real estate - construction	13,219	—	6,311	6,908	4,509
Real estate - mortgage	698	—	698	—	151
Installment	39	—	39	—	10
Direct financing leases	—	—	—	—	—
Other	192	—	192	—	4
Other real estate owned	$18,850	—	18,702	148	6,252
Total assets measured at fair value on a nonrecurring basis	$34,635	$—	$27,579	$7,056	$11,516

					Total Losses
	At December 31, 2009				For the Twelve Months Ended
	Fair Value	Level 1	Level 2	Level 3	December 31, 2009

Impaired loans
Commercial	$—	$—	$—	$—	$215
Real estate - commercial	6,938	—	5,237	1,701	3,433
Real estate - construction	13,565	—	5,126	8,439	9,083
Real estate - mortgage	503	—	503	—	45
Installment	32	—	32	—	8
Direct financing leases	—	—	—	—	—
Other	204	—	204	—	144
Other real estate owned	12,377	—	11,987	390	1,518
Total assets measured at fair value on a nonrecurring basis	$33,619	$—	$23,089	$10,530	$14,446

Impaired loans - Impaired loans, carried at fair value, which are measured for impairment using the fair value of the collateral for the collateral dependent loans, had a carrying amount of $15,785,000, with a specific reserve of $455,000. The value of the impaired loan is periodically assessed by performing a property valuation, which could include a full or limited appraisal, or another alternative valuation method.

Other Real Estate Owned – Other real estate owned represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the fair value of the real estate less costs to sell, which becomes the property’s new basis. Subsequent declines in fair value are written off as incurred through a valuation allowance. The value of the OREO properties is periodically assessed by performing a property valuation, which could include a full or limited appraisal, or another alternative valuation method.

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

The following assumptions were used as of September 30, 2010 and December 31, 2009 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

m)	Accrued Interest Receivable/Payable – The carrying amount of accrued interest receivable and accrued interest payable represents a reasonable estimate of fair value.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FINANCIAL ASSETS
Cash and due from banks	$20,465	$20,465	$19,378	$19,378
Federal funds sold	21,035	21,035	48,250	48,250
Time deposits at other financial institutions	425	425	425	425
FHLB, FRB and other securities	6,134	6,134	5,833	5,833
Securities:
Available for sale	241,987	241,987	146,335	146,335
Held to maturity	6	6	9	9
Loans and leases	521,047	538,184	583,878	593,278
Bank owned life insurance	33,642	33,642	32,745	32,745
Mortgage servicing assets	669	669	712	642
Accrued interest receivable	2,695	2,695	2,565	2,565

FINANCIAL LIABILITIES
Deposits	$765,653	$767,962	$787,809	$790,803
Subordinated debentures	31,961	20,565	31,961	22,005
Accrued interest payable	2,553	2,553	1,100	1,100

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

The Series A Preferred Stock was mandatorily convertible into shares of common stock on the third business day following the approval by the holders of common stock of the conversion at an initial conversion price of $1.50 per share. The conversion price was less than the fair value of $2.20 per share of our common stock on April 22, 2010. Under applicable accounting rules, the Series A Preferred Stock was deemed to include a beneficial conversion feature with an intrinsic value of $0.70 per share (a total discount of $18,667,000).

On the date of conversion, the discount due to the beneficial conversion feature was recognized for accounting purposes as a preferred stock dividend. This non-cash implied dividend increases common stock, decreases retained earnings and decreases net income available to common shareholders in the earnings per share computation.

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

On July 21, 2010, the Financial Accounting Standards Board (“FASB”) issued guidance contained in Accounting Standards Update (“ASU”), 2010-20 “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” that amends Accounting Standards Codification (“ASC”), 310 “Receivables” by requiring additional and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses.

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

The Company applies the asset and liability method to account for income taxes. Deferred tax assets and liabilities are calculated by applying applicable tax laws to the differences between the financial statement basis and the tax basis of assets and liabilities. On the consolidated balance sheet, net deferred tax assets are included in other assets. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision (benefit) for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the expected amount to be realized. At September 30, 2010, the Company established a valuation allowance against its deferred assets (see Income Taxes on page 26).

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

Capital Plan. Within 60 days of signing the Written Agreement, the Company was required to submit to the Reserve Bank a plan to maintain sufficient capital, on a consolidated basis, and the Company and NVB were required to jointly submit to the Reserve Bank a plan to maintain sufficient capital at NVB, as a separate entity. These plans were submitted to the Reserve Bank within the 60-day period, addressing among other things, the Company’s current and future capital needs, including compliance with capital adequacy guidelines for bank holding companies; NVB’s current and future capital needs, including compliance with the capital adequacy guidelines for state member banks; the adequacy of NVB’s capital, taking into account the volume of classified credits, concentrations of credit, the allowance for loan and lease losses, current and projected asset growth and projected retained earnings; the source and timing of additional funds to fulfill the Company’s and NVB’s future capital requirements; and the requirements of Regulation Y, that the Company serve as a source of strength to NVB. The Reserve Bank accepted these plans and the Company completed a capital raise of $40,000,000, (net $37,500,000 after costs) on April 22, 2010 and contributed $33,500,000 of the net proceeds to the capital of NVB.

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

Concentrations of Credit. Within 45 days of signing the Written Agreement, NVB was required to submit a plan to strengthen NVB’s management of commercial real estate concentrations, including steps to reduce or mitigate the risk of concentrations. That plan was submitted to the Reserve Bank within the 45-day period and was accepted by the Reserve Bank and is being implemented by NVB as agreed.

Lending and Credit Administration. Within 60 days of signing the Written Agreement, NVB was required to submit a program to enhance lending and credit administration that addresses, considers and includes, at a minimum, work-out strategies for problem loans and loans on the NVB watch list; standards for interest-only loans; and standards for the timely movement of loans to non-accrual status. Such a program was submitted to the Reserve Bank within the 60-day period and was accepted by the Reserve Bank and is being implemented by NVB as agreed.

Asset Improvement. Within 60 days of signing the Written Agreement, NVB was required to submit a plan designed to improve NVB’s position through repayment, amortization, liquidation, additional collateral or other means on loans in excess of $1,000,000 which may be past due or on NVB’s problem loan list or otherwise adversely classified. Also, for any such loan NVB is required to submit a plan to improve NVB’s position on such loan and must submit a progress report updating each improvement plan within 30 days after the end of each calendar quarter. Such a plan was submitted to and accepted by the Reserve Bank and implemented within the 60-day period and NVB has timely submitted all related plans and progress reports to date.

Allowance for Loan and Lease Losses. Within 60 days of signing the Written Agreement, NVB was required to submit an acceptable program for the maintenance of an adequate Allowance for Loan and Lease Losses, to be reviewed by NVB’s Board of Directors on at least a quarterly calendar basis with reports regarding such review submitted to the Reserve Bank within 30 days after the end of each calendar quarter. Such a program was submitted to the Reserve Bank within the 60-day period and has been accepted by the Reserve Bank. Quarterly reports have also been timely filed with the Reserve Bank.

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

Management believes the Company and NVB are currently in compliance with all provisions of the Written Agreement.

Operating Results

(in thousands except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net interest income	$7,590	$7,670	$22,318	$23,687
Provision for credit losses	4,600	1,500	8,200	17,500
Noninterest income	3,363	4,142	9,752	10,744
Noninterest expense	11,779	8,999	31,670	30,116
Provision (benefit) for income taxes	2,207	629	717	(6,673)
Net (loss) income	(7,633)	684	(8,517)	(6,512)
Preferred stock discount	(18,667)	—	(18,667)	—
Net (loss) income available to common shareholders	$(26,300)	$684	$(27,184)	$(6,512)

Per share amounts
Basic and diluted (loss) earnings per share	$(0.94)	$0.09	$(1.89)	$(0.87)

Annualized (Loss) Income on Average Assets	(3.29%)	0.29%	(1.26%)	(0.96%)
Annualized (Loss) Income on Average Equity	(33.23%)	3.82%	(15.00%)	(11.66%)

The Company had a net operating loss of $7,633,000 and $8,517,000 for the three and nine months ended September 30, 2010, respectively. This compares with net operating income of $684,000 and a net operating loss of $6,512,000 for the three and nine months ended September 30, 2009, respectively. On July 16, 2010, the Company obtained shareholder approval to convert its Series A Preferred Stock into shares of common stock at a conversion price of $1.50 per share, and mandatory conversion occurred on July 21, 2010. The market value of the Company’s common stock on April 22, 2010, the commitment date for the preferred stock issuance, was $2.20 per share. Under applicable accounting rules, this beneficial conversion feature of the preferred stock had an intrinsic value on April 22, 2010 of $18,667,000, based on the difference between the conversion price of $1.50 per share and the market value of the Company’s common stock at the commitment date. Upon conversion of the Series A Preferred Stock, this feature of $18,667,000 was recognized as the accretion of a preferred stock discount. As a result, the Company reported a loss available to common shareholders of $26,300,000, or $0.94 per diluted share, for the third quarter ended September 30, 2010, and a loss available to common shareholders of $27,184,000, or $1.89 per diluted share, for the nine months ended September 30, 2010, compared with net income of $684,000, or $0.09 per diluted share, and a net loss of $6,512,000, or $0.87 per diluted share, for the three and nine months ended September 30, 2009, respectively.

The net operating loss for three months ended September 30, 2010 compared to the net operating income for three months ended September 30, 2009 was primarily attributed to the increase in the provision for credit losses and the recording of a $4,500,000 valuation allowance against the Company’s deferred tax assets which resulted in no benefit recorded for income taxes for three month period ended September 30, 2010 as compared to the same period in 2009. The increase in net operating loss for the nine months ended September 30, 2010 compared to the same period in 2009 was principally driven by the recording of a $4,500,000 valuation allowance against the Company’s deferred tax assets which resulted in a reduced benefit recorded for income taxes. The Company’s provision for credit losses were $8,200,000 for the nine months ended September 30, 2010, compared to a provision for credit losses of $17,500,000 for the nine months ended September 30, 2009. Net interest income decreased $80,000 for the three months ended September 30, 2010 and a total decrease of $1,369,000 for the nine months ended September 30, 2010 compared to the same periods in 2009. Noninterest income decreased $779,000 and $992,000 for the three and nine months ended September 30, 2010 compared to the same periods in 2009 primarily due to the recording of gain on sale of investments and lower service charge income. Noninterest expense increased due to other real estate owned expense increases offset by lower salaries and benefit costs for the three and nine months ended September 30, 2010.

Recent Developments

At the Annual Meeting of Shareholders held on July 16, 2010, the Company received shareholder approval to amend its Amended and Restated Articles of Incorporation and increase the number of authorized common shares to 60 million from 20 million. An amendment was filed with the California Secretary of State on July 19, 2010, effective on that date. Additionally, on July 16, 2010, the Company received shareholder approval to convert the 40,000 shares of Series A Preferred Stock into 26,666,646 shares of common stock. The conversion of the Series A Preferred Stock took effect on July 21, 2010 at the conversion price of $1.50 per share. At July 21, 2010, the conversion date, a total of 34,162,463 shares of common stock were issued and outstanding.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). In addition to various far-reaching reforms, such as the creation of an independent Bureau of Consumer Financial Protection and new authority to wind- down large financial institutions that are failing, the Act includes a permanent increase to $250,000 of the maximum FDIC insurance limit per depositor, retroactive to January 1, 2008, and an extension of unlimited FDIC insurance for noninterest-bearing transaction accounts, effective December 31, 2010 through December 31, 2012. These increases in deposit insurance limits may result in the assessment of higher deposit insurance payments.

Net Interest Income and Net Interest Margin (fully taxable equivalent basis).

Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $90,000 and $86,000 in taxable-equivalent interest income on tax-free investments for the three month periods ended September 30, 2010 and 2009, respectively.

Net interest income for the three months ended September 30, 2010 was $7,680,000, a $76,000, or 1.0%, decrease from net interest income of $7,756,000 for the same period in 2009. Interest income decreased $1,119,000, or 10.2%, to $9,863,000 for the three month period ended September 30, 2010 due primarily to a decrease in average loans and leases. The Company had foregone interest income for the loans placed on nonaccrual status of $553,000 during the three months ended September 30, 2010 compared to $557,000 for the same period in 2009. The average loans outstanding during the three months ended September 30, 2010 decreased $87,132,000, or 13.6%, to $554,471,000. This lower loan volume decreased interest income by $1,274,000. The average yield earned on the loan portfolio increased 9 basis points to 5.9% for the three months ended September 30, 2010. This increase in yield increased interest income by $106,000. The total decrease to interest income from the loan portfolio was $1,168,000. The average balance of the investment portfolio increased $62,970,000, or 40.4%, which accounted for a $541,000 increase in interest income and a decrease in average yield of the investment portfolio of 102 basis points reduced interest income by $503,000.

Interest expense for the three months ended September 30, 2010 decreased $1,043,000, or 32.3%, to $2,183,000 compared to the same period in 2009. The largest decrease to interest expense was in time deposit accounts which decreased $73,634,000 as the average rates paid on these accounts decreased 86 basis points to 1.8% and reduced interest expense by $558,000 while a decrease in the average balances of these accounts decreased interest expense by $490,000. The average rate paid on savings and money market accounts decreased 17 basis points to 0.7% for the three month period ended September 30, 2010 compared to 0.9% for the same period in 2009, resulting in a decrease to interest expense of $93,000. This decrease was offset partially by higher average balances in savings and money market accounts of $35,753,000, resulting in a $78,000 increase in interest expense.

The net interest margin for the three months ended September 30, 2010 decreased 3 basis points to 3.65% from 3.68% for the same period in 2009 and a 7 basis point increase from the 3.58% net interest margin for the linked quarter ended June 30, 2010.

The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$62,037	0.24%	$37	$39,763	0.26%	$26
Investment securities:
Taxable	203,741	2.46%	1,265	140,114	3.47%	1,225
Non-taxable (1)	15,155	6.91%	264	15,812	6.67%	266
Total investments	218,896	2.77%	1,529	155,926	3.79%	1,491
Loans and leases (2)(3)	554,471	5.94%	8,297	641,603	5.85%	9,465
Total earning assets	835,404	4.68%	9,863	837,292	5.20%	10,982

Non earning assets	101,900			110,454
Allowance for loan and lease losses	(16,969)			(21,943)
Total non-earning assets	84,931			88,511

Total assets	$920,335			$925,803

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction accounts	$159,027	0.25%	$102	$153,123	0.29%	$111
Savings and money market	218,048	0.70%	385	182,295	0.87%	400
Time certificates	254,183	1.80%	1,153	327,817	2.66%	2,201
Other borrowed funds	31,961	6.74%	543	31,961	6.38%	514
Total interest bearing liabilities	663,219	1.31%	2,183	695,196	1.84%	3,226
Demand deposits	147,920			145,316
Other liabilities	18,070			14,189
Total liabilities	829,209			854,701
Shareholders’ equity	91,126			71,102
Total liabilities and shareholders’ equity	$920,335			$925,803
Net interest income			$7,680			$7,756
Net interest spread		3.37%			3.36%
Net interest margin		3.65%			3.68%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2)	Loans on nonaccrual status have been included in the computations of averages balances.
(3)	Includes loan fees of $139 and $173 for the three months ended September 30, 2010 and 2009, respectively.

Net interest income for the nine months ended September 30, 2010 was $22,591,000, a $1,355,000, or 5.7%, decrease from net interest income of $23,946,000 for the same period in 2009. Interest income decreased $4,057,000, or 12.0%, to $29,758,000 for the nine month period ended September 30, 2010 due primarily to a decrease in average loans and leases. The Company also had $1,700,000 in foregone interest income for the loans placed on nonaccrual status during the nine months ended September 30, 2010 compared to $1,526,000 for the same period in 2009. Average loans outstanding decreased $87,898,000, or 13.3%, to $572,127,000. This lower loan volume decreased interest income by $4,008,000. The average yield earned on the loan portfolio decreased 15 basis points to 5.9% for the nine months ended September 30, 2010. This decrease in yield reduced interest income by $646,000. The total decrease to interest income from the loan portfolio was $4,654,000. The average balance of the investment portfolio increased $55,773,000, or 44.8%, which accounted for a $1,500,000 increase in interest income and a decrease in average yield of the investment portfolio of 85 basis points reduced interest income by $978,000.

Interest expense for the nine months ended September 30, 2010 decreased $2,702,000, or 27.4%, to $7,167,000 compared to the same period in 2009. The largest decrease to interest expense was in time deposit accounts which decreased $45,721,000 as the average rates paid on these accounts decreased 78 basis points to 2.1% and reduced interest expense by $1,542,000 while a decrease in the average balances of these accounts decreased interest expense by $977,000. The average rate paid on savings and money market accounts decreased 25 basis points to 0.7% for the nine month period ended September 30, 2010 compared to 0.9% for the same period in 2009, resulting in a decrease to interest expense of $392,000. This decrease was offset partially by higher average balances in savings and money market accounts of $36,857,000, resulting in a $271,000 increase in interest expense.

The net interest margin for the nine months ended September 30, 2010 decreased 27 basis points to 3.67% from 3.94% for the same period in 2009.

The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$71,063	0.23%	$124	$29,010	0.23%	$49
Investment securities:
Taxable	164,858	2.80%	3,456	108,625	3.61%	2,936
Non-taxable (1)	15,393	6.97%	802	15,853	6.75%	800
Total investments	180,251	3.16%	4,258	124,478	4.01%	3,736
Loans and leases (2)(3)	572,127	5.93%	25,376	660,025	6.08%	30,030
Total earning assets	823,441	4.83%	29,758	813,513	5.56%	33,815

Non earning assets	99,925			106,607
Allowance for loan and lease losses	(17,935)			(16,543)
Total non-earning assets	81,990			90,064

Total assets	$905,431			$903,577

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction accounts	$157,625	0.26%	$310	$152,646	0.32%	$369
Savings and money market	210,943	0.73%	1,154	174,086	0.98%	1,275
Time certificates	265,764	2.07%	4,124	311,485	2.85%	6,643
Other borrowed funds	31,961	6.61%	1,579	32,412	6.53%	1,582
Total interest bearing liabilities	666,293	1.44%	7,167	670,629	1.97%	9,869
Demand deposits	146,735			146,537
Other liabilities	16,505			11,756
Total liabilities	829,533			828,922
Shareholders’ equity	75,898			74,655
Total liabilities and shareholders’ equity	$905,431			$903,577
Net interest income			$22,591			$23,946
Net interest spread		3.39%			3.59%
Net interest margin		3.67%			3.94%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2)	Loans on nonaccrual status have been included in the computations of averages balances.
(3)	Includes loan fees of $295 and $649 for the nine months ended September 30, 2010 and 2009, respectively.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate
(Dollars in thousands)	Three months ended September 30, 2010			Nine months ended September 30, 2010
	compared with			compared with
	Three months ended September 30, 2009			Nine months ended September 30, 2009
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income
Interest on Federal funds sold	$14	$(3)	$11	$73	$2	$75
Interest on investments:
Taxable securities	552	(512)	40	1,523	(1,003)	520
Nontaxable securities (1)	(11)	9	(2)	(23)	25	2
Total investments	541	(503)	38	1,500	(978)	522
Interest on loans and leases	(1,274)	106	(1,168)	(4,008)	(646)	(4,654)
Total interest income	(719)	(400)	(1,119)	(2,435)	(1,622)	(4,057)

Interest Expense
Transaction accounts	$4	$(13)	$(9)	12	$(71)	$(59)
Savings and money market	78	(93)	(15)	271	(392)	(121)
Time deposits	(490)	(558)	(1,048)	(977)	(1,542)	(2,519)
Other borrowed funds	—	29	29	(22)	19	(3)
Total interest expense	(408)	(635)	(1,043)	(716)	(1,986)	(2,702)

Total change in net interest income	$(311)	$235	$(76)	$(1,719)	$364	$(1,355)

(1)	Taxable equivalent

Provision for Credit Losses

The provision for credit losses is comprised of two components, a provision for loans losses related to outstanding loans and a provision for losses related to unfunded commitments. The provision for credit losses reflects changes in the credit quality of the entire loan portfolio. The provision for credit losses is recorded to bring the allowance for loan losses and the reserve for unfunded commitments to amounts considered appropriate by management based on factors which are described in the “Allowance for Credit Losses” sections of this report on page 28.

The Company recorded a provision for credit losses of $8,200,000 for the nine months ended September 30, 2010, compared to a provision for credit losses of $17,500,000 for the nine months ended September 30, 2009. The process for determining allowance adequacy and the resultant provision for loan losses includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic environment and activity. The decision to record the $8,200,000 provision for the nine months ended September 30, 2010 reflects management’s assessment of the overall adequacy of the allowance for credit losses including the consideration of the level of nonperforming loans and the overall effect of the slowing economy, particularly in real estate. Management believes that the current level of allowance for loan and lease losses as of September 30, 2010 of $15,249,000, or 2.8% of total loans and leases, is adequate at this time. The allowance for loan and lease losses was $18,539,000, or 3.1% of total loans and leases, at December 31, 2009. For further information regarding our allowance for credit losses, see “Allowance for Credit Losses” on page 28 of this report.

Noninterest Income

The following table is a summary of the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Service charges on deposit accounts	$1,489	$1,724	$4,516	$4,892
Other fees and charges	1,181	1,170	3,370	3,213
Increase in cash value of life insurance	365	356	1,084	1,037
Gain on sale of loans	108	46	190	271
Gain on sales and calls of securities	—	655	—	655
(Loss) gain on sale other assets	—	(1)	(147)	29
Other	220	192	739	647
Total	$3,363	$4,142	$9,752	$10,744

Noninterest income decreased $779,000 to $3,363,000 for the three months ended September 30, 2010 from $4,142,000 for the three months ended September 30, 2009. Service charges on deposits and gains on sales of securities decreased $890,000 due to a decline in overdraft transactions and sales of securities for the three months ended September 30, 2010 as compared to the same period in 2009.

Noninterest income decreased $992,000 to $9,752,000 for the nine months ended September 30, 2010 from $10,744,000 for the nine months ended September 30, 2009. Service charges on deposits decreased by $376,000 to $4,516,000 for the nine months ended September 30, 2010 compared to $4,892,000 for the same period in 2009 while other fees and charges increased by $157,000 to $3,370,000 for the nine months ended September 30, 2010 compared to $3,213,000 for the same period in 2009. The Company recorded $190,000 in gains on sales of mortgages for the nine months ended September 30, 2010 compared to $271,000 in gains on sales of mortgages for the same period in 2009. The Company also recorded $655,000 in gains on sale of securities for the period ended September 30, 2009. The loss on sale of other assets for the period ended September 30, 2010 is primarily due to the closure of the Fairfield branch location.

Noninterest Expense

The following table is a summary of the Company’s noninterest expense for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Salaries and benefits	$4,223	$4,425	$12,648	$14,394
Other real estate owned expense	3,241	265	5,344	1,835
Occupancy	726	768	2,155	2,330
Data processing	499	534	1,524	1,663
FDIC and state assessments	438	503	1,840	1,819
Furniture and equipment	336	457	1,111	1,385
Professional services	322	299	1,316	970
ATM and online banking	282	265	828	836
Loan expense	208	96	499	740
Operations expense	173	154	432	428
Messenger	146	174	439	382
Postage	143	144	450	444
Marketing	127	140	436	403
Director	123	81	341	348
Printing and supplies	105	113	313	369
Amortization of intangibles	36	36	109	109
Other	651	545	1,885	1,661
	$11,779	$8,999	$31,670	$30,116

Noninterest expense totaled $11,779,000 for the three months ended September 30, 2010, compared to $8,999,000 for the same period in 2009. This represents an increase of $2,780,000, or 30.9%, for the three months ended September 30, 2010 from the comparable period in 2009. Salaries and benefits decreased by $202,000 to $4,223,000 for the three months ended September 30, 2010 compared to $4,425,000 for the same period in 2009 as a result of a reduction in salary and benefit expense, lower commission expense, lower expenses from stock incentive plans and pension cost, along with eliminated contributions to North Valley Bancorp’s 401K Plan. The Company’s FDIC and California DFI assessments decreased $65,000 to $438,000 for the three months ended September 30, 2010 compared to $503,000 for the same period in 2009. Offsetting this decrease was an increase in OREO valuation adjustments and losses associated with OREO dispositions of $2,976,000 to $3,241,000 for the three months ended September 30, 2010 compared to $265,000 for the same period in 2009. Most other expense categories for the three months ended September 30, 2010 experienced relatively small changes from the same respective period in 2009. The Company’s ratio of noninterest expense to average assets was 5.1% for the three months ended September 30, 2010 compared to 3.9% for the same period in 2009. The Company’s efficiency ratio, computed by dividing noninterest expense by the sum of net interest income before provision for loan losses and noninterest income, was 107.5% and 76.2% for the three months ended September 30, 2010 and 2009, respectively.

Noninterest expense totaled $31,670,000 for the nine months ended September 30, 2010, compared to $30,116,000 for the same period in 2009. This represents an increase of $1,554,000, or 5.2%, for the nine months ended September 30, 2010 from the comparable period in 2009 due primarily to the increase in OREO valuation adjustments and losses associated with OREO dispositions of $3,509,000 to $5,344,000 for the nine months ended September 30, 2010 compared to $1,835,000 for the same period in 2009. This was offset by a decrease in salaries and benefits of $1,746,000 to $12,648,000 for the nine months ended September 30, 2010 compared to $14,394,000 for the same period in 2009. Most other expense categories for the nine months ended September 30, 2010 experienced relatively small changes from the same respective period in 2009. The Company’s ratio of noninterest expense to average assets was 4.7% for the nine months ended September 30, 2010 compared to 4.4% for the same period in 2009. The Company’s efficiency ratio was 98.7% and 87.5% for the nine months ended September 30, 2010 and 2009, respectively.

Income Taxes

The Company recorded a provision for income taxes for the three month period ended September 30, 2010 and 2009 of $2,207,000 and $629,000. The increase in the provision was primarily attributed to the recording of a $4,500,000 valuation allowance against the Company’s deferred tax assets which resulted in no benefit recorded for income taxes for three month period ended September 30, 2010. The provision for the nine month period ended September 30, 2010 was $717,000, compared to a tax benefit of $6,673,000, or an effective tax benefit rate of 50.6%, for the same period in 2009. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s recording of a valuation allowance against its deferred assets, the investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated “Enterprise Zones”.

For the three year period ended September 30, 2010, the Company is in a cumulative pretax loss position. For purposes of establishing a deferred tax valuation allowance, this cumulative pretax loss position is considered significant, objective evidence that the Company may not be able to realize some portion of its deferred tax assets in the future. Management evaluates the Company’s deferred tax assets quarterly for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income. For the three-months ended September 30, 2010, higher than expected OREO expenses provided further negative evidence that some of the tax benefits had not reached the “more likely than not” standard. Management also considered available tax planning strategies, the scheduled reversal of deferred tax assets and liabilities, and the nature and amount of historical and projected future taxable income that provide positive evidence that some of the tax benefits will be realizable. Accordingly, at September 30, 2010, the Company established a partial valuation allowance of $4,500,000 to reflect the portion of the deferred tax assets that the Company determined to be more likely than not that it will not be realized.

The deferred tax assets will continue to be analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly.

Financial Condition as of September 30, 2010 As Compared to December 31, 2009

Total assets at September 30, 2010 increased $10,631,000, or 1.2%, to $894,993,000, compared to $884,362,000 at December 31, 2009. Loans and leases decreased $66,121,000, or 11.0%, to $536,296,000 at September 30, 2010 from $602,417,000 at December 31, 2009. Deposits decreased $22,156,000, or 2.8%, from December 31, 2009 to $765,653,000 at September 30, 2010. Investment securities increased $95,649,000, or 65.4%, to $241,993,000 at September 30, 2010 from $146,344,000 at December 31, 2009, and Federal funds sold decreased to $21,035,000 at September 30, 2010 from $48,250,000 at December 31, 2009. The increase in investment securities was due primarily to a decrease in loans and leases for the first nine months of 2010, and the increase in equity from the capital raise completed on April 22, 2010.

Loan and Lease Portfolio

Loans and leases, the Company’s major component of earning assets, decreased $66,121,000 during the first nine months of 2010 to $536,296,000 at September 30, 2010 from $602,417,000 at December 31, 2009. Real estate construction loans decreased by $19,795,000, real estate commercial loans decreased by $23,800,000 and commercial loans decreased by $9,128,000, while the remaining loan categories remained relatively unchanged from their December 31, 2009 balances.

The Company’s average loan to deposit ratio was 71.2% for the quarter ended September 30, 2010 compared to 79.4% for the same period in 2009. The decrease in the Company’s average loan to deposit ratio is driven by the decrease in total average loans of $87,132,000.

	September 30,	December 31,
(in thousands)	2010	2009
Commercial	$57,385	$66,513
Real estate - commercial	290,117	313,917
Real estate - construction	72,316	92,111
Real estate - mortgage	51,858	59,816
Installment	16,375	22,289
Direct financing leases	712	813
Other	48,169	47,665
	536,932	603,124
Deferred loan fees, net	(636)	(707)
Allowance for loan and lease losses	(15,249)	(18,539)
	$521,047	$583,878

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

At September 30, 2010 and December 31, 2009, the recorded investment in nonperforming loans and leases (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) was approximately $29,643,000 and $46,598,000, respectively. The Company had $455,000 of specific allowance for loan losses on impaired loans of $1,378,000 at September 30, 2010 as compared to $3,043,000 of specific allowance for loan losses on impaired loans of $10,015,000 at December 31, 2009. Nonperforming loans as a percentage of total loans were 5.5% at September 30, 2010, compared to 7.7% at December 31, 2009. Nonperforming assets (nonperforming loans and OREO) totaled $48,493,000 at September 30, 2010, a decrease of $10,482,000 from December 31, 2009. Nonperforming assets as a percentage of total assets were 5.4% at September 30, 2010 compared to 6.7% at December 31, 2009. If interest on nonaccrual loans and leases had been accrued, such income would have approximated $1,700,000 and $1,526,000 for the nine months ended September 30, 2010 and 2009, respectively.

The overall level of nonperforming loans decreased $8,767,000 to $29,643,000 at September 30, 2010 from $38,410,000 at June 30, 2010. During the third quarter of 2010, the Company identified eight loans totaling $6,049,000 as nonaccrual loans. These additions were offset by reductions in nonperforming loans totaling $15,530,000 due primarily to transfers to OREO of twelve properties totaling $8,420,000 and secondarily due to charge-offs and collections received on certain loans. Of the eight loans totaling $6,049,000 identified as nonaccrual loans and added to nonperforming loans during the third quarter of 2010, one relationship represents $4,824,000 of that balance. This relationship consists of two mixed-use land development loans located in Placer County. No specific reserve has been established for this loan. The remaining six loans in this group that were placed on nonaccrual during the third quarter of 2010 total $1,225,000 and specific reserves of $118,000 have been established.

Nonperforming assets at September 30, 2010 and December 31, 2009, are summarized as follows (in thousands):

	September 30,	December 31,
	2010	2009

Nonaccrual loans and leases	$29,643	$46,598
Loans and leases past due 90 days and accruing interest	—	—
Other real estate owned	18,850	12,377
Total nonperforming assets	$48,493	$58,975

Nonaccrual loans and leases to total gross loans and leases	5.53%	7.74%
Nonperforming loans and leases to total gross loans and leases	5.53%	7.74%
Total nonperforming assets to total assets	5.42%	6.67%

The composition of nonaccrual loans and leases as of September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009 was as follows (in thousands):

	September 30, 2010		June 30, 2010		March 31, 2010		December 31, 2009
		% of		% of		% of		% of
	Amount	total	Amount	total	Amount	total	Amount	total
Commercial	$1,106	3.7%	$1,008	2.6%	$538	1.2%	$215	0.5%
Real estate - commercial	4,031	13.6%	9,597	25.0%	14,485	31.8%	13,825	29.7%
Real estate - construction	22,044	74.4%	24,463	63.7%	27,229	59.7%	29,042	62.3%
Real estate - mortgage	1,882	6.3%	2,784	7.3%	3,082	6.8%	2,980	6.4%
Installment	90	0.3%	56	0.1%	39	0.1%	34	0.1%
Direct financing leases	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Other	490	1.7%	491	1.3%	204	0.4%	502	1.1%
Total nonaccrual loans	$29,643	100.0%	$38,399	100.0%	$45,577	100.0%	$46,598	100.0%

At September 30, 2010, nonaccrual real-estate-construction loans totaled $22,044,000, or 74.4%, of the nonaccrual loans and leases. There are eighteen loans that make up the balance. Charge-offs of $13,298,000 have been taken on these loans and no specific reserves have been established for these loans as of September 30, 2010. Nine of these loans are residential land loans totaling $10,971,000. Charge-offs of $7,799,000 have been taken on these loans and no specific reserve has been established at September 30, 2010. There are five loans for nonaccrual residential construction development projects totaling $5,476,000. Charge-offs of $5,499,000 have been taken on these loans and no specific reserves have been established for these loans at September 30, 2010. The remaining four nonaccrual real estate-construction loans are commercial land loans totaling $5,597,000. There have been no charge-offs on any of these loans and no specific reserve has been established.

At September 30, 2010, there were eight nonaccrual real-estate-commercial loans totaling $4,031,000, or 13.6%, of the nonaccrual loans and leases. The largest real estate-commercial loan is for multi-tenant light industrial buildings located in Shasta County for $1,847,000. No specific reserve has been established for this loan. The remaining seven real estate-commercial loans total $2,184,000 (approximate average loan of $312,000). No charge-offs have been taken on these loans and specific reserves of $195,000 have been established for these loans at September 30, 2010.

At September 30, 2010 there were no commitments to lend additional funds to borrowers whose loans or leases were classified as nonaccrual.

At September 30, 2010, net carrying value of other real estate owned increased $6,473,000 to $18,850,000 from $12,377,000 at December 31, 2009. During the three months ended September 30, 2010, the Company transferred twelve properties into OREO totaling $8,420,000, sold six properties totaling $2,947,000, recorded gain on sale of OREO of $33,000, and had write-downs of OREO of $3,082,000. At September 30, 2010, OREO was comprised of thirty-six properties which are broken down by type: residential construction of $3,633,000, residential land of $4,680,000, commercial land of $1,149,000, non-farm non-residential properties of $7,706,000 and residential properties of $1,682,000.

Allowance for Credit Losses

A summary of the allowance for credit losses at September 30, 2010 and 2009 is as follows (in thousands):

	Nine months ended September 30,
	2010	2009
Balance, beginning of period	$18,539	$11,327
Provision for credit losses	8,200	17,500
Loan charge-offs	(11,740)	(10,774)
Loan recoveries	480	1,370
Net loan charge-offs	(11,260)	(9,404)
Total allowance for credit losses, end of period	$15,479	$19,423
Components of allowance for credit losses
Allowance for loan and lease losses	$15,249	$19,423
Reserve for unfunded commitments	230	—
Total allowance for credit losses	$15,479	$19,423

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

Deposits

Total deposits decreased $22,156,000, or 2.8%, to $765,653,000 at September 30, 2010 compared to $787,809,000 at December 31, 2009. During the nine months ended September 30, 2010, savings increased $22,346,000, or 11.8%, while certificates of deposit decreased $34,528,000, or 12.1%, interest-bearing demand deposits decreased $7,986,000, or 5.0%, and noninterest-bearing demand deposits decreased $1,988,000, or 1.3%.

	September 30,	December 31,
(in thousands)	2010	2009
Noninterest-bearing demand	$150,433	$152,421
Interest-bearing demand	152,230	160,216
Savings	212,128	189,782
Time certificates	250,862	285,390
Total deposits	$765,653	$787,809

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans and leases, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. As of September 30, 2010, $31,961,000 was outstanding in the form of subordinated debt issued by the Company. Unused lines of credit from correspondent banks to provide federal funds of $10,000,000 as of September 30, 2010 were also available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank (“FHLB”) providing additional unused borrowing capacity of $245,957,000 secured by certain loans and investment securities as of September 30, 2010. The Company also has an unused line of credit with the Federal Reserve Bank of San Francisco (“FRB”) of $12,086,000 secured by investment securities.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, Federal funds sold and available for sale investment securities) totaled $283,487,000 and $213,963,000 (or 31.7% and 24.2% of total assets) at September 30, 2010 and December 31, 2009, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $656,438,000 and $661,715,000 at September 30, 2010 and December 31, 2009, respectively.

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

Capital Resources

The Company maintains capital to support future growth and maintain financial strength while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity increased $31,010,000 to $83,312,000 as of September 30, 2010, as compared to $52,302,000 at December 31, 2009. The increase was the result of net proceeds from the private placement capital raise of $37,500,000, a net loss of $8,517,000 which was offset by a change in accumulated other comprehensive gain of $1,890,000 and stock based compensation expense of $137,000, all during the first nine months of 2010. Under current regulations, management believes that the Company meets all capital adequacy requirements.

The Company suspended indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009. This Board decision was made to strengthen and preserve the Company’s capital base in these challenging economic times. In addition, the payments of dividends is restricted by the Written Agreement signed on January 6, 2010 among the Company, NVB, and the Federal Reserve Bank. See “Regulatory Agreement” on page 18.

The Company’s and North Valley Bank’s capital amounts and risk-based capital ratios are presented below (in thousands).

					To be Well Capitalized
			For Capital		Under Prompt Corrective
			Adequacy Purposes		Action Provisions
	Actual		Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
As of September 30, 2010:
Total capital (to risk weighted assets)	$112,135	16.99%	$52,800	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$100,289	15.20%	$26,392	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$100,289	11.01%	$36,436	4.00%	N/A	N/A

As of December 31, 2009:
Total capital (to risk weighted assets)	$87,791	12.19%	$57,615	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$65,457	9.09%	$28,804	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$65,457	7.16%	$36,568	4.00%	N/A	N/A

North Valley Bank
As of September 30, 2010:
Total capital (to risk weighted assets)	$112,636	17.09%	$52,726	8.00%	$65,908	10.00%
Tier 1 capital (to risk weighted assets)	$104,307	15.82%	$26,373	4.00%	$39,560	6.00%
Tier 1 capital (to average assets)	$104,307	11.46%	$36,407	4.00%	$45,509	5.00%

As of December 31, 2009:
Total capital (to risk weighted assets)	$89,015	12.38%	$57,522	8.00%	$71,902	10.00%
Tier 1 capital (to risk weighted assets)	$79,907	11.11%	$28,769	4.00%	$43,154	6.00%
Tier 1 capital (to average assets)	$79,907	8.80%	$36,321	4.00%	$45,402	5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has not been a material change in the Company’s market risk profile for the nine months ended September 30, 2010 compared to December 31, 2009. Please see discussion under the caption “Interest Rate Sensitivity” on page 30.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2010. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported, on April 22, 2010 the Company completed a $40,000,000 private placement capital raise (net $37,500,000 after costs) whereby the Company sold a total of 40,000 shares of its Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series A, without par value (the “Series A Preferred Stock”) at a price of $1,000 per share. Additional information regarding that unregistered sale of equity securities is incorporated by reference to the Company’s Current Reports on Form 8-K, as filed with the Commission on April 22, 2010 and April 23, 2010.

Pursuant to private placement agreements, the Company filed a Form S-3 Registration Statement under the Securities Act of 1933, as amended, covering the resale of 40,000 shares of Series A Preferred Stock and the underlying shares of common stock. The Registration Statement was made effective on July 19, 2010. Mandatory conversion of the Series A Preferred Stock into shares of common stock occurred on July 21, 2010, at a conversion price of $1.50 per share. As of July 21, 2010 (after conversion), a total of 34,162,463 shares of common stock were issued and outstanding.

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

Date November 15, 2010

By:

/s/ Michael J. Cushman
Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin R. Watson
Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)