Form 10-K
period 2010-12-31
NORTH VALLEY BANCORP
filed 2011-03-14
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to __________________.

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
Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes☐ No ☐

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
Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $14,940,000 as of June 30, 2010.

The number of shares outstanding of common stock as of March 14, 2011, were 6,832,492.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

PART I

ITEM 1. BUSINESS

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the duration of financial and economic volatility and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system; (2) variances in the actual versus projected growth in assets and return on assets; (3) loan losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries including State and local budget issues being addressed in California; (9) changes in the regulatory environment including government intervention in the U.S. financial system; (10) changes in business conditions and inflation; (11) changes in securities markets, public debt markets, and other capital markets; (12) data processing and other operational systems failures or fraud; (13) a further decline in real estate values in the Company’s operating market areas; (14) the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications; and (15) changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations, as well as other factors. The factors set forth under Item 1A, “Risk Factors”, in this report and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report when evaluating the business prospects of the Company and its subsidiaries.

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

General

North Valley Bancorp (the “Company”) is a bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“FRB” or the “Board of Governors”). The Company was incorporated in 1980 in the State of California. The Company owns 100% of its principal subsidiaries, North Valley Bank (“NVB” or the “Bank”), North Valley Trading Company (“Trading Company”), which is inactive, North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III, and North Valley Capital Statutory Trust IV. The Company acquired Six Rivers National Bank (based in Eureka, California) in 2000, and Yolo Community Bank (based in Woodland, California) in 2004. Over time, the former branches and operations of Six Rivers National Bank and Yolo Community Bank were combined with the branches and operations of North Valley Bank and the information contained in this report reflects their combined results of operations.

At December 31, 2010 the Company had $884,941,000 in total assets, $513,466,000 in total loans and $753,790,000 in total deposits. The Company does not hold deposits of any one customer or group of customers where the loss of such deposits would have a material adverse effect on the Company. The Company’s business is not seasonal.

NVB was organized in September 1972, under the laws of the State of California, and commenced operations in February 1973. NVB is principally supervised and regulated by the California Commissioner of Financial Institutions (the “Commissioner”) and conducts a commercial and retail banking business, which includes accepting demand, savings, and money market rate deposit accounts and time deposits, and making commercial, real estate and consumer loans. It also issues cashier’s checks and money orders, sells travelers’ checks and provides safe deposit boxes and other customary banking services. As a state-chartered insured member bank, NVB is also subject to regulation by the Board of Governors of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount which is $250,000 per separately insured depositor. FDIC-insured deposits are our primary source of funds. As part of our asset-liability management, we analyze the maturities and interest rates of our retail deposits in order to promote stability in our supply of funds, to the extent feasible under changing market conditions. For more deposit information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Deposits.”

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

NVB operates twenty-five banking offices in Shasta, Trinity, Humboldt, Del Norte, Yolo, Sonoma, Placer, and Mendocino Counties, for which it has received all of the requisite regulatory approvals. The headquarters office in Redding opened in February 1973. In October 1973, NVB opened its Weaverville Office; in October 1974, its Hayfork Office; in January 1978, its Anderson Office; and in September 1979, its Enterprise Office (East Redding). On December 20, 1982, NVB acquired the assets of two branches of the Bank of California: one located in Shasta Lake and the other in Redding, California. On June 1, 1985, NVB opened its Westwood Village Office in South Redding. On November 27, 1995, NVB opened a branch located in Palo Cedro, California. On October 14, 1997, NVB relocated its branch in Shasta Lake to a new facility. NVB opened two super-market branches in 1998 located in Cottonwood, California and Redding, California. On May 11, 1998, NVB opened a Business Banking Center in Redding, California, to provide banking services to business and professional clients. On August 13, 2001, the Business Banking Center and the Company’s Administrative offices moved to a new location at 300 Park Marina Circle in Redding, California. On August 5, 2002, NVB opened an Express Banking Center located at 2245 Churn Creek Road in Redding.

Markets we Serve

The Company is headquartered in Redding and operates twenty-five commercial banking offices in eight counties in Northern California. The Company views its service area as having four distinct markets:

●
The Redding market – NVB was founded in Redding, California, which is located in Shasta County, and has grown organically there since 1973. Shasta County is a mature, slow growth market that has a population of roughly 180,000. The median household income is $44,000 and the median age is 38.8 years. The unemployment rate in Shasta County as of December 2010 was 16.0%. The primary employment types are the Services Industry and Government. The major employers are the State of California – local government offices, Sierra Pacific Industries, Mercy Hospital, and Shasta Regional Medical Facility.

●
The Coastal market – the Company acquired its presence in the coastal market (which includes Humboldt, Del Norte, Trinity, and Mendocino Counties) through the acquisition of Six Rivers National Bank in 2000. The Coastal market is a mature, slow growth market. Most of the NVB branches are small retail facilities located in rural towns, with the exception of Eureka, which is located in Humboldt County and has a population of approximately 25,000. Humboldt County has a population of approximately 130,000, median household income of $36,000, and the median age is 36.3 years. The unemployment rate in Humboldt County as of December 2010 was 11.3%. The employment has traditionally been fishing and timber resource based. The major employers are various seafood-related companies and the State of California – local government offices.

●
The I-80 Corridor market – the Company has a business banking office located in each of Roseville, California and Woodland, California along Interstate 80. This market is a growth market and the Company acquired its presence in this market through the acquisition of Yolo Community Bank in 2004. Roseville, which is located in Placer County, has a population of 116,000 and the county population is approximately 350,000. The county’s median household income is $70,500 and the median age 38.0 years. The unemployment rate in Placer County as of December 2010 was 11.2%. The local economy provides many employment types and some major employers are ACE Hardware, Agilent Technologies, Hewlett Packard, and NEC. Woodland, which is located in Yolo County, has a population of approximately 55,000 and the county population is approximately 200,000. The county’s median household income is $57,600 and the median age 29.5 years. The unemployment rate in Yolo County as of December 2010 was 14.3%. The primary employment types are agriculture, manufacturing, technology companies, services, merchants, and tourism. The major employers are University of California at Davis, Cache Creek Casino Resort, and the US Postal Service.

●
The Santa Rosa market – the Company established its presence in the Santa Rosa market through de novo branching when it opened a business banking office in 2005. Santa Rosa, which is located in Sonoma County, is a growth market. Santa Rosa has a population of 157,000 and the county population is approximately 472,000. The county’s median household income is $62,400 and the median age 37.5 years. The unemployment rate in Sonoma County as of December 2010 was 10.0%. The primary employment types are education and health services, retail trade, tourism and the wine industry. The major employers are Kaiser Permanente, St. Joseph Health System, Agilent Technologies, and Medtronic Cardio Vascular.

Subordinated Debentures

The Company owns the common stock of four business trusts that have issued an aggregate of $31.0 million in trust preferred securities fully and unconditionally guaranteed by the Company. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated debentures issued by the Company, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures issued by the Company is $32.0 million, with the maturity dates for the respective debentures ranging from 2031 through 2036. Subject to regulatory approval, the Company may redeem the respective junior subordinated debentures earlier than the maturity date, with certain of the debentures being redeemable beginning in July 2006 and others being redeemable beginning in April 2008, July 2009 and March 2011. On November 9, 2009, the Company elected to defer the payment of interest on these securities. The Company is allowed to defer the payment of interest for up to 20 consecutive quarterly periods without triggering an event of default. For more information about the trust preferred securities and the debentures and certain regulatory restrictions on the payment of interest, see Notes 9 and 17 to the Notes to Consolidated Financial Statements.

Supervision and Regulation

The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, the filing of annual, quarterly and current reports with the Securities and Exchange Commission.

NVB is chartered by the California Department of Financial Institutions (“DFI”), which rules and regulations are administered by its Commissioner (the “Commissioner”). NVB’s deposits are insured by the FDIC, and NVB is a member of the Federal Reserve System. Consequently, NVB is subject to the supervision of, and is regularly examined by, the Commissioner and the Board of Governors. Such supervision and regulation includes comprehensive reviews of all major aspects of the Bank’s business and condition, including its capital ratios, allowance for loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. NVB is required to file reports with the Commissioner and the Board of Governors and provide such additional information as the Commissioner and the Board of Governors may require.

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

Under the Board of Governors’ risk-based capital guidelines, assets reported on an institution’s balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution’s qualifying capital by its period-end risk-weighted assets. The guidelines establish two categories of qualifying capital: Tier 1 capital (defined to include common stockholders’ equity and noncumulative perpetual preferred stock) and Tier 2 capital which includes, among other items, limited life (and in case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for loan losses. Tier 2 capital may also include up to 45% of the pretax net unrealized gains on certain available-for-sale equity securities having readily determinable fair values (i.e. the excess, if any, of fair market value over the book value or historical cost of the investment security). The federal regulatory agencies reserve the right to exclude all or a portion of the unrealized gains upon a determination that the equity securities are not prudently valued. Unrealized gains and losses on other types of assets, such as bank premises and available-for-sale debt securities, are not included in Tier 2 capital, but may be taken into account in the evaluation of overall capital adequacy and net unrealized losses on available-for-sale equity securities will continue to be deducted from Tier 1 capital as a cushion against risk. Each institution is required to maintain a risk-based capital ratio (including Tier 1 and Tier 2 capital) of 8%, of which at least half must be Tier 1 capital.

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

At December 31, 2010, NVB and the Company were in compliance with the risk-based capital and leverage ratios described above. See Item 8, “Financial Statements and Supplementary Data”, and Note 17 to the Financial Statements incorporated by reference therein, for a listing of the Company’s and Bank’s risk-based capital ratios at December 31, 2010 and 2009.

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

The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from NVB. The ability of NVB to pay cash dividends and/or management fees is subject to restrictions set forth in the California Financial Code as well as restrictions established by the FDIC and the FRB. See Items 1A, “Risk Factors” and 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” below for further information regarding the payment of cash dividends by the Company and NVB.

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

Regulatory Agreement

A written agreement was signed on January 6, 2010 among the Company, NVB and the Federal Reserve Bank of San Francisco (the final written agreement, as executed by the parties, is herein called the “Written Agreement”). Among other things, the Written Agreement provides that the Company and NVB shall submit to the Federal Reserve Bank of San Francisco (the “Reserve Bank”) their continuing plans to enhance lending and credit administration functions, to maintain policies and procedures for the maintenance of an adequate allowance for loan losses, to strengthen the management of commercial real estate concentrations and to update its capital plan in order to maintain capital ratios at or above the required minimums. The Written Agreement also restricts the payment of dividends, any payments on trust preferred securities, certain indemnification and severance payments, and any reduction in capital or the purchase or redemption of stock without the prior approval of the Reserve Bank. Progress reports detailing the form and manner of all actions taken to secure compliance with the Written Agreement must be submitted to the Reserve Bank at least quarterly. This description of the Written Agreement is a summary and does not purport to be a complete description of all of the terms of such agreement and is qualified in its entirety by reference to the copy of the Written Agreement filed with the Securities and Exchange Commission on January 8, 2010 as an exhibit to the Company’s Current Report on Form 8-K.

The Directors and senior management of the Company and NVB agree with the goal of financial soundness represented by the Written Agreement and have taken appropriate action to comply with all requirements (including timelines) specified in the Written Agreement, as follows:

Capital Plan. Within 60 days of signing the Written Agreement, the Company was required to submit to the Reserve Bank a plan to maintain sufficient capital, on a consolidated basis, and the Company and NVB were required to jointly submit to the Reserve Bank a plan to maintain sufficient capital at NVB, as a separate entity. These plans were submitted to the Reserve Bank within the 60-day period, addressing among other things, the Company’s current and future capital needs, including compliance with capital adequacy guidelines for bank holding companies; NVB’s current and future capital needs, including compliance with the capital adequacy guidelines for state member banks; the adequacy of NVB’s capital, taking into account the volume of classified credits, concentrations of credit, the allowance for loan losses, current and projected asset growth and projected retained earnings; the source and timing of additional funds to fulfill the Company’s and NVB’s future capital requirements; and the requirements of Regulation Y, that the Company serve as a source of strength to NVB. The Reserve Bank accepted these plans and the Company completed a capital raise of $40,000,000, (net $37,500,000 after costs) on April 22, 2010 and contributed $33,500,000 of the net proceeds to the capital of NVB.

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

Allowance for Loan Losses. Within 60 days of signing the Written Agreement, NVB was required to submit an acceptable program for the maintenance of an adequate Allowance for Loan Losses, to be reviewed by NVB’s Board of Directors on at least a quarterly calendar basis with reports regarding such review submitted to the Reserve Bank within 30 days after the end of each calendar quarter. Such a program was submitted to the Reserve Bank within the 60-day period and has been accepted by the Reserve Bank. Quarterly reports have also been timely filed with the Reserve Bank.

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

Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions were filed by the ACLU and other organizations. On March 9, 2006, after temporary extensions of the Patriot Act, President Bush signed the “USA Patriot Improvement and Reauthorization Act of 2005” and the “USA Patriot Act Additional Reauthorizing Amendments Act of 2006,” which reauthorized all expiring provisions of the Patriot Act and extended certain provisions related to surveillance and production of business records until December 31, 2009. The extended deadline for those provisions was subsequently further extended to February 28, 2010. On February 24 and 25, 2010, the Senate and the House of Representatives, respectively, voted to further extend the deadline until December 31, 2010. President Obama signed a further one year extension on February 27, 2010. On February 25, 2011, President Obama signed a further three month extension.

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

The Company has incurred and it is anticipated that it will continue to incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission, NASDAQ and other regulatory agencies having jurisdiction over the Company or the issuance and listing of its securities. The Company does not currently anticipate that compliance with the Act and such rules and regulations will have a material adverse effect upon its financial position or results of its operations or its cash flows. The Company changed from an accelerated filer to a non-accelerated filer in 2008. Management is required to report on the effectiveness of internal control over financial reporting, but an external attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting was not required for the year ended December 31, 2009, and is not required for the year ended December 31, 2010. See Item 9A, “Controls and Procedures,” below.

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

Competition

At June 30, 2010, commercial and savings banks in competition with the Company had 392 banking offices in the counties of Del Norte, Humboldt, Mendocino, Placer, Shasta, Sonoma, Trinity and Yolo where the Company operates. In those 392 banking offices (which include the Company’s 25), there were $25.0 billion in total deposits of which the Company had an overall share of 3.1%. Additionally, the Company competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage over the Company because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services and international banking which the Company is not authorized nor prepared to offer currently. The Company has arranged with correspondent banks and with others to provide some of these services for their customers. As of December 31, 2010, NVB’s lending limit to any one borrower is $32,162,000 on a fully secured basis and $19,297,000 on an unsecured basis. These limits are adequate in most instances to compete for lending relationships within the markets we currently serve.

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

Deposit Insurance

The FDIC is an independent federal agency that insures deposits of federally insured banks (such as North Valley Bank) and savings institutions up to prescribed limits through the Deposit Insurance Fund (“DIF”). The Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor. The Dodd-Frank Act (described in more detail below) made the $250,000 amount permanent.

In addition, on November 9, 2010, the FDIC issued a final rule (implementing the Dodd-Frank Act) which provides temporary unlimited deposit insurance coverage for non-interest bearing transaction accounts, through December 31, 2012. In 2008, the FDIC had implemented a Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the financial system. The TLGP included a Transaction Account Guarantee Program (“TAGP”). The TAGP offered a full guarantee for non-interest bearing transaction accounts held at FDIC-insured depository institutions. That unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance included as part of EESA. North Valley Bank was a participant in the TAGP until the TAGP expired on December 31, 2010.

The amount of FDIC assessments paid by each DIF member institution is based on its risk profile as measured by regulatory capital ratios and other supervisory factors. Under the assessment rate system established in 2006, the FDIC set the assessment rates (effective January 1, 2007) for most institutions from $0.05 to $0.07 per $100 of insured deposits and established a Designated Reserve Ratio (“DRR”) for the DIF during 2007 at 1.25% of insured deposits. Since 2008, due to higher levels of bank failures and the need to maintain a strong DIF, the FDIC has increased the assessment rates of insured institutions and may continue to do so in the future. On November 17, 2009, the FDIC amended its regulations and required all insured financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, unless they were notified they were exempt from the prepayment. The FDIC exempted North Valley Bank from the requirement to prepay. For the year ended December 31, 2010, the assessment rate for North Valley Bank averaged $0.28 per $100 in assessable deposits, compared to $0.17 per $100 in assessable deposits for the year ended December 31, 2009.

As required by the Dodd-Frank Act, the FDIC has revised the assessment rates, to be effective on April 1, 2011, and the deposit insurance assessment base used to calculate premiums paid to DIF, substituting the average consolidated total assets less average tangible equity of an institution in place of deposits. Also pursuant to the Dodd-Frank Act, the FDIC increased the DRR to 2.0 percent, effective January 1, 2011. If economic conditions continue to impact financial institutions and there are additional bank and other financial institution failures, or if the FDIC otherwise determines, North Valley Bank may be required to pay higher FDIC premiums than the recently increased levels, which could have a material and adverse effect on the earnings of the Company.

Interstate Banking

Since 1996, California law implementing certain provisions of prior federal law has (1) permitted interstate merger transactions; (2) prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank, which has been in existence for at least five years. The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch.

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

Financial Stability Plan. On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan (the “FSP”) as a comprehensive approach to strengthening the financial system and addressing the credit crisis. The Plan includes a Capital Assistance Program (the “CAP”) that is intended to serve as a bridge to raising private capital and to ensure sufficient capital to preserve or increase lending in a worse-than-expected economic deterioration. Eligibility to participate in the CAP will be consistent with the criteria for QFI’s under the CPP. Eligible institutions with consolidated assets in excess of $100 billion will be able to obtain capital under the CAP, subject to a supervisory review process and comprehensive stress test assessment of the losses that could occur over a two year period in the future across a range of economic scenarios, including conditions more severe than anticipated or as typically used in capital planning processes. Eligible institutions with consolidated assets below $100 billion will be able to obtain capital under the CAP after a supervisory review. As announced, the CAP includes issuance of a convertible preferred security to the U.S. Treasury at a discount to the participating institution’s stock price as of February 9, 2009, subject to a dividend to be determined. The security instrument was designed to incentivize institutions to replace the CAP capital with private capital or redeem it. Institutions participating in the CPP under TARP may also be permitted to exchange their CPP preferred stock for the convertible preferred CAP security. The Company did not participate in the CAP.

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

Term Asset-Backed Securities Loan Facility. On March 3, 2009, the U.S. Treasury and the Board of Governors announced the Term Asset-Backed Securities Loan Facility (the “TALF”). The TALF is one of the programs under the Financial Stability Plan announced by the U.S. Treasury on February 10, 2009. The TALF is intended to help stimulate the economy by facilitating securitization activities which allow lenders to increase the availability of credit to consumers and businesses. Under the TALF, the Federal Reserve Bank of New York (“FRBNY”) would lend up to $200 billion to provide financing to investors as support for purchases of certain AAA-rated asset-backed securities (“ABS”) initially for newly and recently originated auto loans, credit card loans, student loans, SBA-guaranteed small business loans and rental, commercial, and government vehicle fleet leases, small ticket equipment, heavy equipment, and agricultural equipment loans and leases.

ABS fundings were held monthly. The FRBNY presently intends to cease making new loans on June 30, 2010, but loans collateralized by certain types of ABS will cease on March 31, 2010, unless the Board of Governors extends the facility. The loan asset classes include commercial mortgages, non-Agency residential mortgages, and/or other asset classes. Credit extensions under the TALF will be non-recourse loans to eligible borrowers secured by eligible collateral for a three-year term with interest paid monthly. Any U.S. company that owned eligible collateral could borrow from the TALF, provided the company maintained an account with a primary dealer who would act as agent for the borrower and deliver eligible collateral to the FRBNY custodian in connection with the loan funding. The FRBYN would create a special purpose vehicle (“SPV”) to purchase and manage any assets received by the FRBYN in connection with the TALF loans.

The U.S. Treasury would provide $20 billion of credit protection to the FRBNY in connection with the TALF through TARP by purchasing subordinated debt issued by the SPV to finance the first $20 billion of asset purchases. If more than $20 billion in assets were purchased by the SPV, the FRBNY would lend additional funds to the SPV to finance such additional purchases. The FRBNY’s loan to the SPV would be senior to the TARP subordinated loan and secured by all of the assets of the SPV. The FRBNY indicated an intention to cease making new loans on June 30, 2010, but loans collateralized by certain types of ABS were scheduled to cease on March 31, 2010, subject to extension of the TALF by the Board of Governors.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act is intended to restructure the regulation of the financial services sector by, among other things, (i) establishing a framework to identify systemic risks in the financial system implemented by a newly created Financial Stability Oversight Council and other federal banking agencies; (ii) expanding the resolution authority of the federal banking agencies over troubled financial institutions; (iii) authorizing changes to capital and liquidity requirements; (iv) changing deposit insurance assessments; and (v) enhancing regulatory supervision to improve the safety and soundness of the financial services sector. The Dodd-Frank Act is expected to have a significant impact upon our business as its provisions are implemented over time. Below is a summary of certain provisions of the Dodd-Frank Act which, directly or indirectly, may affect us.

●
Changes to Capital Requirements. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies which will not be lower and could be higher than current regulatory capital and leverage standards for insured depository institutions. Under these requirements, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.

●
Enhanced Regulatory Supervision. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

●
Consumer Protection. The Dodd-Frank Act creates the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve System. The CFPB is responsible for establishing and implementing rules and regulations under various federal consumer protection laws governing certain consumer products and services. The CFPB has primary enforcement authority over large financial institutions with assets of $10 billion or more, while smaller institutions will be subject to the CFPB’s rules and regulations through the enforcement authority of the federal banking agencies. States are permitted to adopt consumer protection laws and regulations that are more stringent than those laws and regulations adopted by the CFPB and state attorneys general are permitted to enforce consumer protection laws and regulations adopted by the CFPB.

●
Deposit Insurance. The Dodd-Frank Act permanently increases the deposit insurance limit for insured deposits to $250,000 per depositor and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Other deposit insurance changes under the Dodd-Frank Act include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio of the DIF from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act. In December 2010, pursuant to the Dodd-Frank Act, the FDIC increased the reserve ratio of the DIF to 2.0 percent effective January 1, 2011.

●
Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

●
Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

●
Enhanced Lending Limitations. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

●
Debit Card Interchange Fees. The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Within nine months of enactment of the Dodd-Frank Act, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

●
Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

●
Charter Conversions. Effective one year after enactment of the Dodd-Frank Act, depository institutions that are subject to a cease and desist order or certain other enforcement actions issued with respect to a significant supervisory matter are prohibited from changing their federal or state charters, except in accordance with certain notice, application and other procedures involving the applicable regulatory agencies.

●
Compensation Practices. The Dodd-Frank Act provides that the appropriate federal banking regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the enactment of the Dodd-Frank Act, the federal bank regulatory agencies jointly issued the Interagency Guidance on Sound Incentive Compensation Policies (“Guidance”), which requires that financial institutions establish metrics for measuring the risk to the financial institution of such loss from incentive compensation arrangements and implement policies to prohibit inappropriate risk taking that may lead to material financial loss to the institution. Together, the Dodd-Frank Act and the Guidance may impact our compensation policies and arrangements.

●
Corporate Governance. The Dodd-Frank Act will enhance corporate governance requirements to include (i) requiring publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders; (ii) authorizing the SEC to promulgate rules that would allow shareholders to nominate their own candidates for election as directors using a company’s proxy materials; (iii) directing the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether or not the company is publicly traded; and (iv) authorizing the SEC to prohibit broker discretionary voting on the election of directors and on executive compensation matters.

Many of the requirements under the Dodd-Frank Act will be implemented over an extended period of time. Therefore, the nature and extent of regulations that will be issued by various regulatory agencies and the impact such regulations will have on the operations of financial institutions such as ours is unclear. Such regulations resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

The Small Business Jobs Act of 2010

On September 27, 2010, President Obama signed into law the Small Business Jobs Act of 2010 (the “SBJ Act”), which, among other matters, authorizes the U.S. Treasury to buy up to $30 billion in preferred stock or subordinated debt issued by community banks (or their bank holding companies provided 90% of the funds received are downstreamed to the bank subsidiary) with assets less that $10 billion pursuant to the Small Business Lending Fund (the “SBLF”) created under the SBJ Act. Funds received as capital investments will qualify as Tier 1 capital. The SBLF investments are intended to increase the availability of credit for small businesses and thereby induce the creation of jobs in support of economic recovery.

The participating banks (or bank holding companies) will pay an annual dividend on the preferred stock or subordinated debt purchased by the U.S. Treasury in an amount which ranges between 5% and 1% during the initial measurement period of approximately two years determined by reducing the dividend rate 1% for every 2.5% increase in the bank’s small business lending up to a lending increase of 10%. The dividend rate will be adjusted quarterly during the initial period. If a participant’s lending activity does not increase in the initial period, the dividend rate will increase thereafter to 7%. After 4.5 years, the dividend rate increases to 9% until the SBLF funds are repaid.

On December 23, 2010, the federal banking agencies jointly issued guidance on underwriting standards for small business loans originated under the SBLF which require adherence to safe and sound credit standards and risk management processes. It is uncertain whether the SBLF will have the intended effect of creating jobs in sufficient numbers to positively impact the economic recovery.

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

Employees

At December 31, 2010, the Company had approximately 346 employees, (which includes 318 full-time equivalent employees). None of the Company’s employees are represented by a labor union, and management considers its relations with employees to be good.

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

Extensive Regulation of Banking. The operations of the Company and its subsidiary, North Valley Bank, are subject to extensive regulation by Federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of such operations. The Company and North Valley Bank believe they are in substantial compliance in all material respects with laws, rules and regulations applicable to the conduct of their banking business. Because the banking business is highly regulated, the laws, rules and regulations applicable to the Company are subject to regular modification and change. These laws, rules and regulations, or any other laws, rules or regulations adopted in the future, could make compliance more difficult or expensive, restrict the Company’s ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Company, or otherwise adversely affect the Company’s results of operations, financial condition, or future prospects. The Dodd-Frank Act, signed into law on July 21, 2010, is expected to have a broad impact on the financial services sector, including significant regulatory and compliance changes. Many of the Dodd-Frank Act requirements will be implemented over time and, given the uncertainty associated with the manner in which they will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on the Company’s operations is not clear. Changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business, results of operations or financial condition.

Competition. An economy characterized by a decline in real estate values, high unemployment and general uncertainty has increased competition for good quality loans among depositary institutions operating in the Company’s market areas. Ultimately, the Company and North Valley Bank may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that are offered by North Valley Bank. These competitors include national and super-regional banks, finance companies, investment banking and brokerage firms, credit unions, government-assisted farm credit programs, other community banks and technology-oriented financial institutions offering online services. In particular, North Valley Bank’s competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances, such as Internet-based banking services that cross traditional geographic bounds, enable more companies to provide financial services. If North Valley Bank is unable to attract and retain banking customers, it may be unable to continue its level of loans and deposits, which may adversely affect its and the Company’s results of operations, financial condition and future prospects.

Dependence on Key Employees. The Company and North Valley Bank, are dependent on the successful recruitment and retention of highly qualified personnel. Our ability to implement our business strategies is closely tied to the strengths of our chief executive officer and other key officers. Our key officers have extensive experience in the banking industry which is not easily replaced. Business banking, one of the Company’s principal lines of business, is dependent on relationship banking, in which Company personnel develop professional relationships with small business owners and officers of larger business customers who are responsible for the financial management of the companies they represent. If these employees were to leave the Company and become employed by a competing bank, the Company could potentially lose business customers. In addition, the Company relies on its customer service staff to effectively serve the needs of its consumer customers. The Company very actively recruits for all open positions and management believes that its employee relations are good.

Growth Strategy. The Company has pursued and continues to pursue a growth strategy which depends primarily on generating an increasing level of loans and deposits at acceptable risk levels. The Company may not be able to sustain this growth strategy without establishing new branches or new products. Therefore, the Company may expand in its current markets by opening or acquiring branch offices or may expand into new markets or make strategic acquisitions of other financial institutions or branch offices. This expansion may require significant investments in equipment, technology, personnel and site locations. Our success in implementing our growth strategy may not be possible without corresponding increases in our noninterest expenses. In addition, growth through acquisitions represents a component of our business strategy. The need to integrate the operations and personnel of acquired banks and branches may not always be successfully accomplished. Any inability to improve operating performance through integration and/or merger of operations, functions or banks could increase expenses and impact the Company’s performance.

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

Geographic Concentration. All of the business of the Company is located in the State of California and the banking offices of the Company are located in the Northern California Counties of Shasta, Trinity, Humboldt, Del Norte, Yolo, Sonoma, Placer and Mendocino. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those counties. Our success depends upon the business activity, population, employment and income levels, deposits and real estate activity in these markets. Adverse economic conditions and unemployment trends in those markets are affecting the ability of our customers to repay their loans which has reduced our growth rate and impacted our financial condition and results of operations. Economic conditions in the State of California are subject to various uncertainties at this time, including the budgetary and fiscal difficulties facing the California State Government. Conditions in the California economy may deteriorate further and such deterioration would adversely affect the Company.

Commercial Loans. As of December 31, 2010, approximately 11% of our loan portfolio consisted of commercial business loans. The credit risk for commercial loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the mobility of collateral, the effect of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. In addition, unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.

Real Estate Values. A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2010, real estate served as the principal source of collateral with respect to approximately 77% of the Company’s loan portfolio. A continuing substantial decline in the economy in general, or a continuing decline in real estate values in the Company’s primary operating market areas in particular, could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of mortgage-backed securities included in the available-for-sale investment portfolio, as well as the Company’s financial condition and results of operations in general and the market value for Company common stock. Acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition. In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize the amount equal to the indebtedness secured by the property in the event of foreclosure.

Construction and Development Loans. At December 31, 2010, real estate construction loans totaled $55.2 million, or 11% of our total loan portfolio. Residential construction loans, including land acquisition and development, totaled $38.5 million or 70% of the Company’s real estate construction portfolio, and 7.5% of the total loan portfolio. Construction, land acquisition and development lending involve additional risks because funds are advanced on the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, speculative construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or the guarantor to repay the principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan, as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

Other Real Estate Owned (“OREO”). Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at its fair value less estimated costs to sell (fair value). The amount, if any, by which the recorded amount of the loan exceeds the fair value (less estimated costs to sell) are charged to the allowance for loan losses, if necessary. The Company’s earnings could be materially and adversely affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership. Also, any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. At December 31, 2010, our OREO totaled $25,784,000, up from $12,377,000 at December 31, 2009 and $10,408,000 at December 31, 2008.

Allowance for Loan Losses. Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance, but its allowance for loan losses may not be adequate to cover actual loan losses. In addition, future provisions for loan losses could materially and adversely affect the Company and therefore the Company’s operating results. The Company’s allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses. We believe that the Company’s allowance for loan losses is adequate to cover current losses, but a continuing decline in real estate values combined with higher rates of unemployment or under-employment in our operating markets could result in an increase in classified loans and the allowance for loan losses. These occurrences could materially and adversely affect the Company’s earnings.

Nonperforming Loans. In recent years, we have experienced significant declines in the performance of loans, particularly construction, development and land loans, and unsecured commercial and consumer loans. At December 31, 2010, the Company’s nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) were approximately $20,065,000, down from approximately $46,598,000 at December 31, 2009. Nonperforming loans at December 31, 2008 were approximately $18,936,000. Nonperforming loans as a percentage of the Company’s total loans were 3.91% at December 31, 2010, 7.74% at December 31, 2009, and 2.73% at December 31, 2008. Nonperforming loans adversely affect the Company’s net income in various ways. We do not record interest income on nonaccrual loans; the costs of reappraising adversely classified assets, legal and other costs associated with loan collections, and other operating costs related to foreclosed assets have increased our non-interest expense; and upon taking collateral through foreclosure or similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, less estimated selling costs, which may result in a loss. Until economic and market conditions improve, we expect that our level of nonperforming loans will continue to impact our earnings, and could have a substantial adverse impact if conditions deteriorate further.

Regulatory Agreement. On January 6, 2010, the Company and North Valley Bank entered into a Written Agreement with the Federal Reserve Bank. A copy of the Written Agreement was filed with the Securities and Exchange Commission on January 8, 2010, as an exhibit to the Company’s Current Report on Form 8-K. Among other things, the Written Agreement provides that the Company and North Valley Bank shall submit to the Federal Reserve Bank their plans to enhance lending and credit administration functions, to maintain policies and procedures for the maintenance of an adequate allocation for loan losses, to strengthen the management of commercial real estate concentrations and to update its capital plan in order to maintain capital ratios at or above the required minimums. The Written Agreement also restricts the payment of dividends and any payments on trust preferred securities, certain indemnification and severance payments, and any reduction in capital and the purchase or redemption of stock without the prior approval of the Federal Reserve Bank. Progress reports detailing the form and manner of all actions taken to secure compliance with the Written Agreement must be submitted to the Federal Reserve Bank at least quarterly. The failure of the Company or North Valley Bank to comply with the Written Agreement may subject the Company and North Valley Bank to additional regulatory restrictions. Each provision of the Written Agreement will remain effective and enforceable until stayed, modified, terminated or suspended by the Federal Reserve Bank. We believe the Company and North Valley Bank are currently in full compliance with all terms and conditions of the Written Agreement.

The Effects of Legislation in Response to Current Credit Conditions. Legislation passed at the federal level and/or by the State of California in response to current conditions affecting credit markets could cause the Company to experience higher loan losses if such legislation reduces the amount that borrowers are otherwise contractually required to pay under existing loan contracts with North Valley Bank. Such legislation could also result in the imposition of limitations upon North Valley Bank’s ability to foreclose on property or other collateral or make foreclosure less economically feasible. Such events could result in increased loan losses and require a material increase in the allowance for loan losses and thereby adversely affect the Company’s results of operations, financial condition, future prospects, profitability and stock price.

Dilution of Common Stock. On April 22, 2010, the Company raised $40 million (in gross proceeds) in a private placement of 40,000 shares of its Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) to a limited number of institutional and other accredited investors, including certain directors and executive officers of the Company. The shares of Series A Preferred Stock were convertible into shares of the Company’s common stock and, on July 21, 2010, with the prior approval of the Company shareholders, all 40,000 shares of Series A Preferred Stock were converted into a 26,666,646 shares of Company common stock (resulting in a total of 34,162,463 shares of common stock outstanding on such date). Shares of the Company’s common stock remaining eligible for future sale could have a further dilutive effect on the market for the common stock and could adversely affect the market price. The Amended and Restated Articles of Incorporation of the Company currently authorize the issuance of 60,000,000 shares of common stock, of which 6,832,492 were outstanding at December 31, 2010 (after a one-for-five reverse stock split effective on December 28, 2010). Pursuant to Company stock option plans, at December 31, 2010, employees and directors of the Company had outstanding options to purchase 152,095 shares of common stock. As of December 31, 2010, 86,670 shares of common stock remained available for grants under the Company’s stock option plans. Sales of substantial amounts of the Company common stock in public or private offerings could adversely affect the market price of common stock.

Operations Risks. The Company is subject to a variety of operations risks, including, but not limited to, reputational risk, legal risk and compliance risk, data processing system failures and errors, operational errors resulting from faulty or disabled computer or telecommunications systems and the risk of fraud or theft by employees or outsiders, any of which may adversely affect our business and results of operations. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Company’s internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company’s business, financial condition or results of operations.

Business Confidence and International Uncertainty. The terrorist actions on September 11, 2001, and thereafter, plus military actions taken by the United States in Afghanistan, Iraq and elsewhere, have had significant adverse effects upon the United States economy. Whether terrorist activities in the future and the actions taken by the United States and its allies in combating terrorism on a worldwide basis will adversely impact the Company, and the extent of such impact, is uncertain. However, such events have had and may continue to have an adverse effect on the United States economy and by extension, the California economy including business activity in the Company’s market areas. Further economic deterioration and a loss of business confidence, whether at the national, state or local level, could adversely affect the Company’s future results of operations by, among other matters, reducing the demand for loans and other products and services offered by the Company, increasing nonperforming loans and the amounts required to be reserved for loan losses, reducing the value of collateral held as security for the Company’s loans, and causing a decline in the Company’s stock price.

The Effects of Changes to FDIC Insurance Coverage Limits and Assessments. FDIC insurance assessments are uncertain and increased premiums may adversely affect the Company’s earnings. The FDIC charges insured financial institutions premiums to maintain the DIF. Current economic conditions have increased expectations for additional bank failures and, in such event, the FDIC would take control of the failed banks and guarantee payment of deposits up to applicable insured limits from the DIF. Insurance premium assessments to insured financial institutions may increase as necessary to maintain adequate funding of the DIF. The EESA of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000, which was scheduled to remain in effect through December 31, 2013. With enactment of the Dodd-Frank Act on July 21, 2010, the $250,000 per depositor insurance limit was made permanent and, among other matters, unlimited deposit insurance for non-interest bearing transaction accounts was extended through December 31, 2012. It is not clear how depositors may respond regarding the permanent increase in insurance coverage to $250,000. Despite the increase, some depositors may reduce the amount of deposits held at North Valley Bank if concerns regarding bank failures persist, which could affect the level and composition of North Valley Bank’s deposit portfolio and thereby directly impact its funding costs and net interest margin. North Valley Bank’s funding costs may also be adversely affected in the event that activities of the Federal Reserve Board and the U.S. Department of the Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to North Valley Bank or reducing the availability of funds to finance its existing operations and thereby adversely affect the Company’s results of operations, financial condition, future prospects, profitability and stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

At December 31, 2010, the net book value of the Company’s properties (including land and buildings) and its furniture, fixtures and equipment was $8,799,000. The Company’s principal executive and administrative office is located in a leased building at 300 Park Marina Circle, Redding, Shasta County, California.

The following table sets forth information about the Company’s premises, both owned and leased. The leases indicated below expire between March, 2011 and September, 2023. The Company believes that it will be able to renew the leases or obtain comparable premises as and when they expire.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The North Valley Bancorp common stock is listed and trades on the NASDAQ Global Select Market under the symbol “NOVB.” The shares were first listed with the NASDAQ Stock Market in April 1998. The table below summarizes the Common Stock high and low trading prices traded during the two year period ended December 31, 2010 as reported on the NASDAQ Global Select Market. The Company did not declare any cash dividends on its common stock for the years ended 2010 and 2009. A one-for-five reverse stock split was effective on December 28, 2010, and all share prices have been adjusted to reflect that split.

	Year Ended December 31,
	2010		2009
	High	Low	High	Low
First Quarter	$10.50	$7.25	$22.50	$12.55
Second Quarter	14.80	8.75	25.00	18.15
Third Quarter	11.65	6.65	28.40	14.50
Fourth Quarter	9.50	6.30	16.00	7.88

Holders

The Company had approximately 792 registered shareholders of record as of December 31, 2010.

Dividends

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

Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from NVB. As a California banking corporation, the ability of NVB to pay cash dividends and/or management fees is subject to restrictions set forth in the California Financial Code (the “Financial Code”). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank’s retained earnings; or (b) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the Commissioner, make a distribution to its shareholders in an amount not exceeding the greater of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that the Commissioner determines that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the Commissioner may order the bank to refrain from making a proposed distribution.

The Board of Governors generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. The policy of the Board of Governors is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. Such policy also applies to the payment of cash dividends by state member banks such as NVB.

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

Performance Graph

The following graph compares our cumulative total shareholder return since December 31, 2005 with the NASDAQ Composite Index, the SNL $500 million - $1 billion Bank Index, and SNL Western Bank Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100.00 on December 31, 2005.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
North Valley Bancorp	100.00	106.09	76.69	23.32	13.03	11.16
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank $500M-$1B	100.00	113.73	91.14	58.40	55.62	60.72
SNL Western Bank	100.00	112.83	94.25	91.76	84.27	95.48

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected historical consolidated financial data, and is derived in part from our audited consolidated financial statements. The selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, which are included in this Annual Report on Form 10-K, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Income Statement
Total interest income	$38,922	$43,955	$52,091	$59,524	$57,179
Total interest expense	8,985	12,721	16,954	18,638	14,685
Net interest income	29,937	31,234	35,137	40,886	42,494
Provision for loan losses	7,970	26,500	12,100	2,050	975
Net interest income after provision for loan losses	21,967	4,734	23,037	38,836	41,519
Total noninterest income	12,944	14,010	10,152	11,159	12,650
Total noninterest expense	42,144	53,990	38,658	40,386	39,615
(Loss) income before (benefit) provision for income taxes	(7,233)	(35,246)	(5,469)	9,609	14,554
(Benefit) provision for income taxes	(985)	(9,394)	(3,675)	3,075	4,158
Net (loss) income	(6,248)	(25,852)	(1,794)	6,534	10,396
Preferred stock discount	(18,667)	—	—	—	—
Net (loss) income available to common stockholders	$(24,915)	$(25,852)	$(1,794)	$6,534	$10,396
(Loss) earnings per share (1)
Basic	$(6.42)	$(17.24)	$(1.20)	$4.45	$7.05
Diluted	$(6.42)	$(17.24)	$(1.20)	$4.30	$6.80

Statement of Condition
Total assets	$884,941	$884,362	$879,551	$949,019	$905,673
Investment securities and federal funds sold	$274,655	$194,594	$76,366	$104,372	$144,323
Net loans	$498,473	$583,878	$682,095	$735,498	$650,962
Deposits	$753,790	$787,809	$754,944	$736,739	$750,288
Stockholder’s equity	$83,978	$52,302	$77,258	$81,471	$75,491

Common Stock Data
Shares outstanding	6,832,492	1,499,163	1,499,163	1,482,613	1,460,183
Book value per share (2)	$12.29	$34.89	$51.53	$54.95	$51.70
Cash dividends per share	$—	$—	$2.00	$2.00	$2.00
Dividend payout ratio	—	—	(166.56%)	45.12%	29.41%

Performance Ratios
(Loss) return on average assets	(0.69%)	(2.85%)	(0.20%)	0.72%	1.15%
(Loss) return on average equity	(8.03%)	(34.92%)	(2.23%)	8.31%	14.48%

Capital Ratios
Risk based capital:
Tier I (4% minimum ratio)	15.94%	9.09%	10.93%	10.43%	10.21%
Total (8% minimum ratio)	17.63%	12.19%	12.75%	12.00%	11.88%
Leverage ratio	11.48%	7.16%	10.36%	10.29%	9.66%

(1) Earnings per share amounts have been adjusted to give effect to a one for five reverse stock split on December 28, 2010.
(2) Represents stockholders’ equity divided by the number of shares of common stock outstanding at the end of the period indicated.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and subject to the safe-harbor provision of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may contain words related to future projections including, but not limited to, words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “will,” “should,” “could,” “would,” and variations of those words and similar words that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the duration of financial and economic volatility and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury, to deal with challenges to the U.S. financial system; (2) variances in the actual versus projected growth in assets and return on assets; (3) loan losses; (4) expenses; (5) changes in the interest rate environment including interest rates charged on loans, earned on securities investments and paid on deposits and other borrowed funds; (6) competition effects; (7) fee and other noninterest income earned; (8) general economic conditions nationally, regionally, and in the operating market areas of the Company and its subsidiaries, including State and local budget issues being addressed in California; (9) changes in the regulatory environment including government intervention in the U.S. financial system; (10) changes in business conditions and inflation; (11) changes in securities markets, public debt markets, and other capital markets; (12) data processing and other operational systems failures or fraud; (13) a further decline in real estate values in the Company’s operating market areas; (14) the effects of uncontrollable events such as terrorism, the threat of terrorism or the impact of the current military conflicts in Afghanistan and Iraq and the conduct of the war on terrorism by the United States and its allies, worsening financial and economic conditions, natural disasters, and disruption of power supplies and communications; and (15) changes in accounting standards, tax laws or regulations and interpretations of such standards, laws or regulations, as well as other factors. The factors set forth under Item 1A, “Risk Factors,” in this report and other cautionary statements and information set forth in this report should be carefully considered and understood as being applicable to all related forward-looking statements contained in this report when evaluating the business prospects of the Company and its subsidiaries.

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

A summary of the Company’s most significant accounting policies and accounting estimates is contained in Note 1 to the Consolidated Financial Statements. An accounting estimate recognized in the financial statements is a critical accounting estimate if the accounting estimate requires management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made and different estimates that management could reasonably have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the Company’s financial condition, changes in financial condition, or results of operations. Management considers the Company’s allowance for loan losses, initial and subsequent valuation of other real estate owned, pro forma costs related to the Company’s share-based payments programs, valuation of deferred tax assets and liabilities and investment impairment to be critical accounting policies.

Allowance for Loan Losses. The allowance for loan losses is an estimate of loan losses inherent in the Company’s loan portfolio as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after loan losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are evaluated collectively for impairment.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Loans determined to be impaired are individually evaluated for impairment. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.

A restructuring of a debt constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured workout loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and measured for impairment as described above.

The determination of the general reserve for loans that are collectively evaluated for impairment is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company maintains a separate allowance for each portfolio segment (loan type). These portfolio segments include commercial, real estate commercial, real estate construction (including land and development loans), real estate mortgage, installment and other loans (principally home equity loans). The allowance for loan losses attributable to each portfolio segment, which includes both individually impaired loans and loans that are collectively evaluated for impairment, is combined to determine the Company’s overall allowance, which is included on the consolidated balance sheet.

The Company assigns a risk rating to all loans except pools of homogeneous loans and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company’s regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. The risk ratings can be grouped into five major categories, defined as follows:

Pass – A pass loan is a credit with no existing or known potential weaknesses deserving of management’s close attention.

Special Mention – A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date. Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard – A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well defined weaknesses include a project’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project’s failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loss – Loans classified as loss are considered uncollectible and charged off immediately.

The general reserve component of the allowance for loan losses also consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses and (3) other qualitative factors. These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below.

Commercial. Commercial loans generally possess a lower inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

Real Estate Commercial. Real estate commercial loans generally possess a higher inherent risk of loss than other real estate portfolio segments, except land and construction loans. Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations.

Real Estate Construction. Real estate construction loans generally possess a higher inherent risk of loss than other real estate portfolio segments. A major risk arises from the necessity to complete projects within specified cost and time lines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

Real Estate Mortgage. The degree of risk in real estate mortgage lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

Individual loans and receivables in homogeneous loan portfolio segments are not evaluated for specific impairment. Rather, the sole component of the allowance for these loan types is determined by collectively measuring impairment reserve factors based on management’s assessment of the following for each homogeneous loan portfolio segment: (1) inherent credit risk, (2) delinquencies, (3) historical losses and (4) other qualitative factors. The homogenous loan portfolio segments are described in further detail below.

Installment – An installment loan portfolio is usually comprised of a large number of small loans scheduled to be amortized over a specific period. Most installment loans are made directly for consumer purchases. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

Other (principally home equity loans) – The degree of risk in home equity loans depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company’s primary regulators, Federal Reserve Bank and California Department of Financial Institutions, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

Other Real Estate Owned (“OREO”). OREO represents properties acquired through foreclosure or physical possession. Write-downs to fair value at the time of transfer to OREO is charged to allowance for loan losses. Subsequent to foreclosure, management periodically evaluate the value of OREO held for sale and record a valuation allowance for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. Fair value is based on our assessment of information available to us at the end of a reporting period and depends upon a number of factors, including our historical experience, economic conditions, and issues specific to individual properties. Management’s evaluation of these factors involves subjective estimates and judgments that may change.

Share Based Compensation. At December 31, 2010, the Company had three stock-based compensation plans: the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan and the 2008 Stock Incentive Plan, which are described more fully in Note 1 and 12 to the Consolidated Financial Statements included herein in Item 8, “Financial Statements and Supplementary Data”. Compensation cost is recognized on all share-based payments over the requisite service periods of the awards based on the grant-date fair value of the options determined using the Black-Scholes-Merton based option valuation model. Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. For further information on the computation of the fair value of share-based payments, see Note 1 and 12 to the Consolidated Financial Statements.

Impairment of Investment Securities. An investment security is impaired when its carrying value is greater than its fair value. Investment securities that are impaired are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether such a decline in their fair value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, and management does not intend to sell the security or it is more likely than not that the Company will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income. If management intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

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

The Company accounts for uncertainty in income taxes by recording only tax positions that met the more likely than not recognition threshold, that the tax position would be sustained in a tax examination.

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

The Company evaluates deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results. The Company is required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. Future adjustments to the deferred tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of net deferred tax assets. The realization of deferred tax assets ultimately depends on the existence of sufficient taxable income in the carry back and carry forward periods under the tax law. Due to the Company’s cumulative tax losses in 2009 and 2010, it was determined that as of December 31, 2010, the Company was not able to meet the ‘more likely than not” standard as to realization of a portion of its deferred tax assets and accordingly established a partial valuation allowance of $4,500,000 against such assets.

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

Overview

Financial Results

For the year ended December 31, 2010, the Company recorded a net operating loss of $6,248,000, compared to a net operating loss of $25,852,000, for the year ended December 31, 2009. For 2010, the Company realized a loss on average stockholders’ equity of 8.03% and a loss on average assets of 0.69%, as compared to a loss on average stockholders’ equity of 34.92% and a loss on average assets of 2.85%, for 2009.

The Company completed a $40,000,000 private placement of Series A Preferred Stock, with net proceeds of $37,500,000, which further strengthened the Company’s and Bank’s capital levels and ratios. On July 16, 2010, the Company received approval at the Annual Meeting of Shareholders to convert the 40,000 shares of Series A Preferred Stock into 26,666,646 shares of common stock. At July 21, 2010, a total of 34,162,463 shares of common stock were issued and outstanding. Under generally accepted accounting principles (“GAAP”), the conversion feature of the preferred stock had an intrinsic value of $0.70 per share, or $18,667,000, based on the difference between the conversion price of $1.50 per share and the market value of $2.20 for the Company’s common stock at the commitment date, April 22, 2010. As required by GAAP, the Company recognized this difference of $18,667,000 as a beneficial conversion discount on the preferred stock as of the July 21, 2010 conversion date. After combining this implied dividend on the preferred stock with operating results for the year ended December 31, 2010, the Company reported a loss available to common shareholders of $24,915,000, or $6.42 per diluted share, compared to a loss available to common shareholders of $25,852,000, or $17.24 per diluted share for the year ended December 31, 2009. The accounting entries required to reflect an implied dividend on preferred stock did not change the amount of total stockholders’ equity of the Company nor change the Company’s capital ratios. The Company completed its 1-for-5 reverse stock split on December 28, 2010, and the Company had 6,832,492 common shares outstanding at December 31, 2010. All common stock and EPS have been restated on an equivalent basis throughout this filing retrospectively.

During 2010, total assets increased $579,000, or 0.1%, to $884,941,000 at year end. The loan portfolio decreased $88,951,000, or 14.8%, and totaled $513,466,000 at December 31, 2010 compared to $602,417,000 at December 31, 2009. The primary reason for the decrease was the Company’s decision to decrease its Real Estate – Construction portfolio to reduce the Company’s exposure to this lending segment. This portfolio decreased $36,930,000 from $92,111,000 at December 31, 2009 to $55,181,000 at December 31, 2010. This reduction was primarily from principal reductions and pay-offs but was also a result of certain charge-offs and properties taken into OREO. Available-for-sale investment securities increased $119,309,000 to $265,644,000 at December 31, 2010 from $146,335,000 at December 31, 2009, as proceeds and paydowns on loans were reinvested into government agency mortgage-backed securities in order to maintain liquidity and contribute to the level of earning assets which help to support the Company’s net interest margin. The loan to deposit ratio at December 31, 2010 was 68.1% as compared to 76.5% at December 31, 2009. This facilitated the Company’s efforts to de-leverage the balance sheet to preserve and maintain strong capital levels in these uncertain economic times. Total deposits decreased $34,019,000, or 4.3%, to $753,790,000 at December 31, 2010 compared to $787,809,000 at December 31, 2009. The overall decrease in deposits was due to the decrease in time certificates of $56,816,000 as the Company reduced its rates on that product. Non-maturity deposits increased $22,797,000 from December 31, 2009 to December 31, 2010.

Nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) decreased $26,533,000, or 56.9%, to $20,065,000 at December 31, 2010 from $46,598,000 at December 31, 2009. Nonperforming loans as a percentage of total loans were 3.91% at December 31, 2010, compared to 7.74% at December 31, 2009.

Nonperforming assets (defined as nonperforming loans and OREO) totaled $45,849,000 at December 31, 2010, a decrease of $13,126,000 from the December 31, 2009 balance of $58,975,000. Nonperforming assets as a percentage of total assets were 5.18% at December 31, 2010 compared to 6.67% at December 31, 2009.

Gross charge-offs for the year ended December 31, 2010 were $12,515,000 and recoveries for the same year totaled $999,000 resulting in net charge-offs of $11,516,000, compared to gross charge-offs for the year ended December 31, 2009 of $20,744,000 and recoveries of $1,456,000 resulting in net charge-offs of $19,288,000.

Regulatory Matters

A written agreement (the final written agreement, as executed by the parties, is herein called the “Written Agreement”) was signed on January 6, 2010 among the Company, NVB and the Federal Reserve Bank of San Francisco (the “Reserve Bank”). Among other things, the Written Agreement provides that the Company and NVB shall submit to the Reserve Bank their continuing plans to enhance lending and credit administration functions, to maintain policies and procedures for the maintenance of an adequate allowance for loan losses, to strengthen the management of commercial real estate concentrations and to update its capital plan in order to maintain capital ratios at or above the required minimums. The Written Agreement also restricts the payment of dividends, any payments on trust preferred securities, certain indemnification and severance payments, and any reduction in capital or the purchase or redemption of stock without the prior approval of the Reserve Bank. Progress reports detailing the form and manner of all actions taken to secure compliance with the Written Agreement must be submitted to the Reserve Bank at least quarterly. This description of the Written Agreement is a summary and does not purport to be a complete description of all of the terms of such agreement and is qualified in its entirety by reference to the copy of the Written Agreement filed with the Securities and Exchange Commission on January 8, 2010 as an exhibit to the Company’s Current Report on Form 8-K.

The Directors and senior management of the Company and NVB agree with the goal of financial soundness represented by the Written Agreement and have taken appropriate action to comply with all requirements (including timelines) specified in the Written Agreement, as follows:

Capital Plan. Within 60 days of signing the Written Agreement, the Company was required to submit to the Reserve Bank a plan to maintain sufficient capital, on a consolidated basis, and the Company and NVB were required to jointly submit to the Reserve Bank a plan to maintain sufficient capital at NVB, as a separate entity. These plans were submitted to the Reserve Bank within the 60-day period, addressing among other things, the Company’s current and future capital needs, including compliance with capital adequacy guidelines for bank holding companies; NVB’s current and future capital needs, including compliance with the capital adequacy guidelines for state member banks; the adequacy of NVB’s capital, taking into account the volume of classified credits, concentrations of credit, the allowance for loan losses, current and projected asset growth and projected retained earnings; the source and timing of additional funds to fulfill the Company’s and NVB’s future capital requirements; and the requirements of Regulation Y, that the Company serve as a source of strength to NVB. The Reserve Bank accepted these plans and the Company completed a capital raise of $40,000,000, (net $37,500,000 after costs) on April 22, 2010 and contributed $33,500,000 of the net proceeds to the capital of NVB.

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

Allowance for Loan losses. Within 60 days of signing the Written Agreement, NVB was required to submit an acceptable program for the maintenance of an adequate Allowance for Loan losses, to be reviewed by NVB’s Board of Directors on at least a quarterly calendar basis with reports regarding such review submitted to the Reserve Bank within 30 days after the end of each calendar quarter. Such a program was submitted to the Reserve Bank within the 60-day period and has been accepted by the Reserve Bank. Quarterly reports have also been timely filed with the Reserve Bank.

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

Results of Operations

Net Interest Income and Net Interest Margin (fully taxable equivalent basis: Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $360,000, $345,000 and $474,000 in taxable-equivalent interest income on tax-free investments for the years ending December 31, 2010, 2009 and 2008.

Net interest income for 2010 was $30,297,000, a $1,282,000, or 4.06%, decrease from net interest income of $31,579,000 in 2009. Interest income decreased $5,018,000, or 11.3%, to $39,282,000 in 2010 due primarily to a decrease in average loans. The Company also had $2,096,000 in foregone interest income for the loans placed on nonaccrual status. The average loans outstanding decreased $89,943,000, or 13.8%, to $559,863,000. This lower loan volume decreased interest income by $5,433,000. The average yield earned on the loan portfolio decreased 10 basis points to 5.94% for 2010. This decrease in yield reduced interest income by $524,000. The total decrease to interest income from the loan portfolio was $5,957,000. The average balance of the investment portfolio increased $71,945,000, or 55.5%, which accounted for a $2,464,000 increase in interest income and a decrease in average yield of the investment portfolio of 94 basis points reduced interest income by $1,587,000.

Interest expense in 2010 decreased $3,736,000, or 29.4%, to $8,985,000. The decrease was primarily related to the average rates paid on time deposits which decreased 81 basis points to 1.94% and reduced interest expense by $2,118,000 along with a decrease in average time deposits of $48,851,000 which reduced interest expense by $1,343,000. The average rate paid on savings and money market accounts decreased 24 basis points to 0.68% for 2010 compared to 0.92% for 2009, resulting in a decrease to interest expense of $514,000. This decrease was offset partially by higher average balances in savings and money market accounts of $32,915,000 in 2010, resulting in a $303,000 increase in interest expense compared to 2009.

The net interest margin for 2010 decreased 19 basis points to 3.69% from 3.88% in 2009. The net interest margin for the 4th quarter of 2010 was 3.76%, which was an 8 basis point increase from 3.68% in the 4th quarter of 2009 and an 11 basis point increase from 3.65% in the 3rd quarter of 2010.

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

Average Daily Balance Sheets
(Dollars in thousands)

	2010			2009			2008
	Average	Yield/	Interest	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount	Balance	Rate	Amount
Assets
Federal funds sold	$59,446	0.23%	$138	$33,587	0.23%	$76	$899	1.33%	$12
Investments:
Taxable securities	186,220	2.58%	4,809	113,711	3.45%	3,926	77,400	4.03%	3,120
Nontaxable securities(1)	15,261	6.94%	1,059	15,825	6.73%	1,065	19,381	6.71%	1,301
FNMA preferred stock (1)		—		—	—	—	2,450	9.59%	235
Total investments	201,481	2.91%	5,868	129,536	3.85%	4,991	99,231	4.69%	4,656
Total loans (2)(3)	559,863	5.94%	33,276	649,806	6.04%	39,233	725,255	6.60%	47,897
Total earning assets/interest income	820,790	4.79%	39,282	812,929	5.45%	44,300	825,385	6.37%	52,565
Nonearning assets	101,192			110,782			100,357
Allowance for loan losses	(17,294)			(17,249)			(11,941)
Total nonearning assets	83,898			93,533			88,416
Total assets	$904,688			$906,462			$913,801

Liabilities and Stockholders’ Equity

Transaction accounts	$158,169	0.25%	$393	$154,763	0.32%	$493	$155,983	0.63%	$984
Savings and money market	210,655	0.68%	1,433	177,740	0.92%	1,644	176,529	1.59%	2,804
Time deposits	259,568	1.94%	5,035	308,419	2.75%	8,496	258,030	3.77%	9,727
Other borrowed funds	31,961	6.65%	2,124	32,298	6.46%	2,088	73,695	4.67%	3,439
Total interest bearing liabilities/interest expense	660,353	1.36%	8,985	673,220	1.89%	12,721	664,237	2.55%	16,954
Noninterest bearing deposits	149,696			147,266			159,745
Other liabilities	16,789			11,937			9,532
Total liabilities	826,838			832,423			833,514
Stockholders’ equity	77,850			74,039			80,287
Total liabilities and stockholders’ equity	$904,688			$906,462			$913,801
Net interest income			$30,297			$31,579			$35,611
Net interest spread		3.43%			3.56%			3.82%
Net interest margin (4)		3.69%			3.88%			4.31%

(1)	Tax-equivalent basis; nontaxable securities are exempt from federal taxation.
(2)	Loans on nonaccrual status have been included in the computations of average balances.
(3)	Includes loan fees of $428, $802 and $621 for years ended December 31, 2010, 2009 and 2008.
(4)	Net interest margin is determined by dividing net interest income by total average earning assets.

The following table summarizes changes in net interest income resulting from changes in average asset and liability balances (volume) and changes in average interest rates. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate
(In thousands)

	2010 Compared to 2009			2009 Compared to 2008
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income
Interest on federal funds sold	$59	$3	$62	$435	$(371)	$64
Interest on investments:
Taxable securities	2,502	(1,619)	883	1,463	(657)	806
Nontaxable securities	(38)	32	(6)	(239)	3	(236)
FNMA preferred stock	—	—	—	(235)	—	(235)
Total investments	2,464	(1,587)	877	989	(654)	335
Interest on loans	(5,433)	(524)	(5,957)	(4,980)	(3,684)	(8,664)
Total interest income	(2,910)	(2,108)	(5,018)	(3,556)	(4,709)	(8,265)

Interest Expense
Transaction accounts	11	(111)	(100)	(8)	(483)	(491)
Savings and money market	303	(514)	(211)	19	(1,179)	(1,160)
Time deposits	(1,343)	(2,118)	(3,461)	1,900	(3,131)	(1,231)
Other borrowed funds	(22)	58	36	(1,933)	582	(1,351)
Total interest expense	(1,051)	(2,685)	(3,736)	(22)	(4,211)	(4,233)
Total change in net interest income	$(1,859)	$577	$(1,282)	$(3,534)	$(498)	$(4,032)

Provision for Loan losses. The provision for loan losses is comprised of two components, a provision for loan losses related to outstanding loans and a provision for losses related to unfunded commitments. The provision for loan losses reflects changes in the credit quality of the entire loan portfolio. The provision for loan losses corresponds to management’s assessment as to the inherent risk in the portfolio for potential losses. The provision adjusts the balance in the allowance for loan losses so that the allowance is adequate to provide for the potential losses based upon historical experience, current economic conditions, the mix in the portfolio and other factors necessary in estimating these losses. For further information, see discussion under “Loan Portfolio” on page 39 and “Allowance for Loan losses” on page 42.

The Company provided $7,970,000 for loan losses in 2010 as compared to $26,500,000 in 2009 and $12,100,000 in 2008. The decrease in the provision for loan losses is due primarily to a decrease in the level of charge-offs experienced of $8,229,000 from $20,744,000 for the year ended December 31, 2009 to $12,515,000 for the year ended December 31, 2010 and the decrease in the level of nonperforming loans to $20,065,000 at December 31, 2010, down from $46,598,000 at December 31, 2009. Loan charge-offs, net of recoveries were $11,516,000 in 2010, $19,288,000 in 2009 and $11,528,000 in 2008. The ratio of net charge-offs to average loans outstanding were 2.06% in 2010, 2.97% in 2009 and 1.59% in 2008. The ratio of the allowance for loan losses to total loans was 2.92% in 2010, 3.08% in 2009 and 1.63% in 2008. The provision of $7,970,000 for the year ended December 31, 2010 reflects management’s assessment of the required provision to maintain the overall adequacy of the allowance for loan losses. This assessment includes the consideration of the increase in nonperforming loans and the overall effect of the slowing economy, particularly in real estate. Management believes that the current level of allowance for loan losses as of December 31, 2010 of $14,993,000, or 2.92% of total loans, is adequate at this time.

Noninterest Income. The following table is a summary of the Company’s noninterest income for the years ended December 31 (in thousands):

	2010	2009	2008
Service charges on deposit accounts	$5,864	$6,483	$7,162
Other fees and charges	4,566	4,265	3,882
Earnings on cash surrender value of life insurance policies	1,376	1,371	1,325
Gain on sale of loans	241	346	107
Gain (loss) on sales, calls and impairment of securities	—	655	(3,386)
Other	897	890	1,062
Total	$12,944	$14,010	$10,152

Noninterest income for the year ended December 31, 2010 decreased $1,066,000, or 7.6%, to $12,944,000 from $14,010,000 for the year ended December 31, 2009. The primary reason for the decrease in noninterest income in 2010 compared to 2009 was due to a decrease in service charges on deposit accounts of $619,000 and a gain on sale of investment securities of $655,000 that occurred in 2009. Service charges on deposit accounts decreased due to a decline in fee-based transaction activity in deposit account services and overdraft transactions. Other fees and charges increased $301,000 to $4,566,000 for the year ended December 31, 2010 compared to $4,265,000 for the year ended December 31, 2009. Other fees and charges increased due to higher interchange rates for ATM transactions and was offset by a decrease in income related to residential mortgage loan sales of $105,000.

Total noninterest income increased $3,858,000, or 38.0%, to $14,010,000 in 2009 from $10,152,000 for the year ended December 31, 2008. Service charges on deposit accounts decreased by $679,000 due to a decline in fee-based transaction activity in deposit account services and overdraft transactions. Other fees and charges increased by $383,000 due to higher interchange rates for ATM transactions and an increase in income related to residential mortgage origination activity. Noninterest income from gain on sale of loans also increased $239,000 in 2009 due to a higher level of originations of loans for sale. The Company recorded $655,000 in gains on sales of available for sale securities due primarily from the sale of government agency mortgage-backed securities compared to a loss of $3,386,000 on available for sale securities for the same period in 2008 as a result of an impairment loss on its FNMA Preferred Stock. Other income decreased $172,000 in 2009 compared to 2008.

Noninterest Expense. The following table is a summary of the Company’s noninterest expense for the years ended December 31 (in thousands):

	2010	2009	2008
Salaries and benefits	$16,873	$18,500	$20,526
Other real estate owned expense	6,522	2,119	89
Occupancy	2,850	3,079	3,037
FDIC and state assessments	2,368	2,307	672
Data processing	2,206	2,165	2,349
Professional services	1,704	1,212	1,305
Furniture and equipment	1,434	1,847	2,003
ATM and online banking	1,120	1,107	1,040
Loan expense	621	870	575
Marketing	615	573	938
Operations expense	601	580	803
Messenger	570	551	337
Postage	524	591	607
Director expense	458	457	620
Printing and supplies	422	524	693
Amortization of intangibles	146	146	398
Impairment of goodwill	—	15,187	—
Other	3,110	2,175	2,666
Total	$42,144	$53,990	$38,658

Noninterest expenses for the year ended December 31, 2010 decreased $11,846,000 to $42,144,000 compared to $53,990,000 for the year ended December 31, 2009. The reason for the decrease was due to a goodwill impairment charge of $15,187,000 during the fourth quarter of 2009. Salaries and employee benefits decreased $1,627,000 for the year ended December 31, 2010 from the year ended December 31, 2009 due to several cost cutting initiatives implemented by the Company during 2009. Occupancy expense and furniture and equipment expense decreased $642,000 for the year ended December 31, 2010 compared to the year ended December 31, 2009, while FDIC deposit insurance assessments increased $61,000 for the year ended December 31, 2010 when compared to 2009. Other real estate owned expense increased $4,403,000 to $6,522,000 for the year ended December 31, 2010 compared to $2,119,000 for 2009 due primarily to OREO expenses and valuation adjustments. The Company’s ratio of noninterest expense to average assets was 4.63% for 2010 compared to 5.96% for 2009.

Total noninterest expense increased $15,332,000, or 39.7%, to $53,990,000 in 2009 compared to $38,658,000 in 2008. The primary reason for the increase was due to a goodwill impairment charge of $15,187,000 during the fourth quarter of 2009. Salaries and benefits decreased by $2,026,000 to $18,500,000 for the year ended December 31, 2009, compared to $20,526,000 for the same period in 2008 as a result of reductions in staff, lower commission expense, lower expenses from stock incentive plans and pension cost, along with reduced contributions to the Company’s 401K and ESOP plans. Offsetting this decrease, FDIC deposit insurance assessments increased $1,635,000 when compared to the same period in 2008, reflecting the FDIC’s higher base assessment rate for 2009 and expenses related to the FDIC’s industry-wide emergency special assessment in the second quarter. The FDIC exempted the Bank from the requirement to prepay estimated quarterly assessments for the years 2010, 2011, and 2012 on December 30, 2009. The increase in noninterest expense was also driven by the recording of loss on sale, write-downs and expenses of OREO of $2,119,000 for the year ended December 31, 2009 compared to $89,000 for the same period in 2008. Most other expense categories for the year ended December 31, 2009 experienced relatively small changes from 2008. The Company’s ratio of noninterest expense to average assets was 5.96% for 2009 compared to 4.23% for 2008.

Income Taxes. The benefit for income taxes for the year ended December 31, 2010 was $985,000, compared to a benefit for income taxes of $9,394,000 and $3,675,000 for the same periods in 2009 and 2008. Due to the Company’s previous tax losses, management conducts an analysis to assess the need for a valuation allowance on its deferred tax assets quarterly. During 2010, it was determined that the Company was not able to meet the ‘more likely than not” standard as to realization of a portion of its deferred tax asset and accordingly established a valuation allowance of $4,500,000, or approximately 26.5% of its net deferred tax asset. The valuation allowance was booked as a provision for income tax in 2010. The effective tax benefit rate for state and federal income taxes was 13.6% for the year ended December 31, 2010, compared to an effective tax benefit rate of 26.7% for the year ended December 31, 2009, and 67.2% for 2008. The Company’s benefit rate of 13.6% was driven by the amount of permanent differences the Company has that adjusts pre-tax income or pre-benefit loss. Excluding the tax effect of the valuation allowance against deferred tax assets, the Company’s effective tax benefit rate would have been 39.5% in 2010.

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

As of December 31, 2010, the Company had recorded net deferred income tax assets (which are included in other assets in the accompanying condensed consolidated balance sheet of approximately $12,511,000. For discussion of the Company’s deferred income tax assets see “Critical Accounting Policies — Accounting for Income Tax” above and Note 10 of the Consolidated Financial Statements.

Balance Sheet Analysis

North Valley Bancorp’s total assets increased $579,000, or 0.1%, to $884,941,000 at December 31, 2010 compared to $884,362,000 at December 31, 2009 with an increase in investment securities offset by decreases in the loan portfolio.

Investment Securities. During 2010, the Company used liquidity from the reduction in the loan portfolio to increase the investment securities portfolio. The investment securities portfolio increased $119,306,000 from year end 2009 to a total of $265,650,000 at December 31, 2010. The increase was primarily due to purchase of U.S government sponsored agency securities and government agency mortgage-backed securities.

The amortized cost of securities and their approximate fair value are summarized in the following table for the years ended December 31 (in thousands):

	2010		2009		2008
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Available-for-Sale:
Obligations of U.S. government agencies	$21,096	$21,221	$11,507	$11,471	$1,500	$1,593
Obligations of states and political subdivisions	14,342	14,551	15,633	15,989	16,037	16,176
Government agency mortgage-backed securities	221,807	222,569	111,182	111,777	51,894	51,945
Corporate securities	6,000	4,303	6,000	4,098	6,002	3,631
Equity securities	3,000	3,000	3,000	3,000	3,000	3,000
Total available for sale	$266,245	$265,644	$147,322	$146,335	$78,433	$76,345
Held-to-Maturity:
Government agency mortgage-backed securities	$6	$6	$9	$9	$21	$20
Total investment securities	$266,251	$265,650	$147,331	$146,344	$78,454	$76,365

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

An investment security is impaired when its carrying value is greater than its fair value. Investment securities that are impaired are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether such a decline in their fair value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, and management does not intend to sell the security or it is more likely than not that the Company will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income. If management intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

The following table shows estimated fair value of our investment securities, exclusive of equity securities with a fair value of $3,000,000, by year of maturity as of December 31, 2010. Expected maturities, specifically of government agency mortgage-backed securities, may differ significantly from contractual maturities because borrowers may have the right to prepay with or without penalty. Tax-equivalent adjustments have been made in calculating yields on tax exempt securities.

Contractual Maturity Distribution and Yields of Investment Securities (in thousands):

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
Obligations of U.S. government agencies	$6,004	1.10%	$15,217	1.35%	$—	—	$—	—	$21,221	1.28%
Obligations of states and political subdivisions	1,080	6.43%	9,698	6.98%	1,830	7.53%	1,943	7.01%	14,551	7.01%
Government agency mortgage-backed securities	—	—	97,832	2.98%	63,339	2.70%	61,398	2.02%	222,569	2.64%
Corporate securities	—	—	—	—	—	—	4,303	2.32%	4,303	2.32%
Total securities available for sale	$7,084	1.91%	$122,747	3.09%	$65,169	2.84%	$67,644	2.18%	$262,644	2.76%

Held to maturity securities:
Government agency mortgage-back securities	$—		$—		$—		$6	2.38%	$6	2.38%

Loan Portfolio. The loan portfolio decreased $88,951,000, or 14.8%, in 2010 and totaled $513,466,000 at December 31, 2010. During 2010, the Company decided to reduce its loan portfolio, specifically construction loans, as they posed the highest level of risk in the current real estate market and economic environment. The loan to deposit ratio at December 31, 2010 was 68.1%, as compared to 76.5% at December 31, 2009 and 91.9% at December 31, 2008.

The Company originates loans for business, consumer and real estate activities for equipment purchases. Such loans are concentrated in the primary markets in which the Company operates. Substantially all loans are collateralized. Generally, real estate loans are secured by real property. Commercial and other loans are secured by bank deposits or business or personal assets and leases are generally secured by equipment. The Company’s policy for requiring collateral is through analysis of the borrower, the borrower’s industry and the economic environment in which the loan would be granted. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrower.

Major classifications of loans for the years ended December 31 are summarized as follows (in thousands):

	2010	2009	2008	2007	2006
Commercial	$54,639	$66,513	$92,029	$92,419	$78,122
Real estate - commercial	291,514	313,917	327,098	297,272	263,323
Real estate - construction	55,181	92,111	136,755	225,758	213,199
Real estate - mortgage	49,726	59,816	62,155	50,131	40,487
Installment	14,690	22,289	29,945	41,161	27,951
Other	48,292	48,478	46,459	40,604	37,813
Total loans receivable	514,042	603,124	694,441	747,345	660,895
Deferred loan fees, net	(576)	(707)	(1,019)	(1,092)	(1,102)
Allowance for loan losses	(14,993)	(18,539)	(11,327)	(10,755)	(8,831)
Net loans	$498,473	$583,878	$682,095	$735,498	$650,962

Commercial loans decreased $11,874,000, or 17.9% in 2010 due to reduced loan originations, an increase in loan charge-offs and management’s decision to strategically reduce loan production. The Company decreased its Real Estate – Construction portfolio during the year by $36,930,000, or 40.1%, from $92,111,000 at December 31, 2009 to $55,181,000 at December 31, 2010. This reduction was primarily from principal reductions and pay-offs but was also a result of certain charge-offs and properties taken into OREO. Real Estate – Commercial loans decreased $22,403,000, or 7.1%, during 2010 from $313,917,000 at December 31, 2009 to $291,514,000 at December 31, 2010. Real Estate Mortgage loans decreased $10,090,000, or 16.9%. In January 2009, with mortgage rates reaching historical lows, the Company decided to not retain any real estate mortgage loans with fixed rates below 5.0% and to sell them to Freddie Mac. Installment loans decreased $7,599,000, or 34.1%, due to the Company’s decision in January 2008 to discontinue its purchases of indirect auto contracts. Other loans decreased $186,000, or 0.4%, from 2009.

At December 31, 2010 and 2009, the Company serviced real estate - mortgage loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $122,795,000 and $115,650,000, respectively.

The Company was contingently liable under letters of credit issued on behalf of its customers for $8,741,000 and $5,241,000 at December 31, 2010 and 2009, respectively. At December 31, 2010, commercial and consumer lines of credit, and real estate loans of approximately $47,650,000 and $44,169,000, respectively, were undisbursed. At December 31, 2009, commercial and consumer lines of credit, and real estate loans of approximately $52,831,000 and $58,589,000, respectively, were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk more than the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Company’s involvement in these instruments and do not necessarily represent the actual amount subject to credit loss.

Maturity Distribution and Interest Rate Sensitivity of Loans and Commitments. The following table shows the maturity of certain loan categories and commitments. Also provided with respect to such loans and commitments are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands):

`		After One
	Within	Through	After
	One Year	Five Years	Five Years	Total

Commercial	$29,094	$23,679	$1,866	$54,639
Real estate - commercial	24,285	96,841	170,388	291,514
Real estate - construction	43,364	11,027	790	55,181
Real estate - mortgage	4,157	9,221	36,348	49,726
Installment	3,710	8,538	2,442	14,690
Other	37,971	1,308	9,013	48,292
	$142,581	$150,614	$220,847	$514,042

Loans maturing after one year with:
Fixed interest rates		$82,581	$198,115	$280,696
Variable interest rates		$68,033	$22,732	$90,765

Impaired, Nonaccrual, Past Due and Restructured Loans, and Other Nonperforming Assets. The Company considers a loan impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

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

Nonperforming loans totaled $20,065,000 at December 31, 2010, a decrease of $26,533,000 from $46,598,000 at December 31, 2009. The Company had $1,043,000 of specific allowance for loan losses on loans individually evaluated for impairment of $6,103,000 with identified impairment at December 31, 2010 as compared to $3,043,000 of specific allowance for loan losses on loans individually evaluated for impairment of $10,015,000 with identified impairment at December 31, 2009. Nonperforming loans as a percentage of total loans were 3.91% at December 31, 2010, compared to 7.74% at December 31, 2009. Nonperforming assets as a percentage of total assets were 5.18% at December 31, 2010 compared to 6.67% at December 31, 2009.

For the years ended December 31, 2010, 2009 and 2008, the average recorded investment in loans for which impairment had been recognized was approximately $25,828,000, $41,323,000 and $21,864,000. During the portion of the year that the loans were impaired, the Company did not recognize any interest income in 2010, and recognized interest income of approximately $130,000 and $25,000 for cash payments received in 2009 and 2008, respectively.

Nonperforming assets for the years ended December 31 are summarized as follows (in thousands):

	2010	2009	2008	2007	2006
Nonaccrual loans	$20,065	$46,598	$18,936	$1,608	$72
Loans past due 90 days or more and still accruing interest	—	—	—	156	403
Total nonperforming loans	20,065	46,598	18,936	1,764	475
Other real estate owned	25,784	12,377	10,408	902	902
Total nonperforming assets	$45,849	$58,975	$29,344	$2,666	$1,377

The composition of nonperforming loans as of December 31, 2010, September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009 was as follows (in thousands):

	December		September		June		March		December
	2010		2010		2010		2010		2009
		% of		% of		% of		% of		% of
	Amount	total	Amount	total	Amount	total	Amount	total	Amount	total
Commercial	$1,470	7.3%	$1,106	3.7%	$1,008	2.6%	$538	1.2%	$215	0.5%
Real estate - commercial	6,692	33.4%	4,031	13.6%	9,597	25.0%	14,485	31.8%	13,825	29.7%
Real estate - construction	9,016	44.9%	22,044	74.4%	24,463	63.7%	27,229	59.7%	29,042	62.3%
Real estate - mortgage	2,820	14.1%	1,882	6.3%	2,784	7.3%	3,082	6.8%	2,980	6.4%
Installment	67	0.3%	90	0.3%	56	0.1%	39	0.1%	34	0.1%
Other	—	—	490	1.7%	491	1.3%	204	0.4%	502	1.1%
Total nonaccrual loans	$20,065	100.0%	$29,643	100.0%	$38,399	100.0%	$45,577	100.0%	$46,598	100.0%

At December 31, 2010, real-estate-construction loans totaled $9,016,000, or 44.9%, of the nonperforming loans. There are eight loans that make up the balance. Subsequent to December 31, 2010, two of these loans, which are other land loans, have been collected in full totaling $4,824,000; no charge-offs or specific reserves were established for these loans. Three of the eight loans are residential land loans totaling $2,506,000. Charge-offs of $2,627,000 have been taken on these loans and no specific reserves have been established for these loans at December 31, 2010. There are two loans for residential construction development projects totaling $1,608,000. Charge-offs of $1,908,000 have been taken on these loans and no specific reserves have been established for these loans at December 31, 2010. The remaining loan is a commercial land loan totaling $78,000. No charge-off or specific reserve has been established for this loan at December 31, 2010.

At December 31, 2010, there were twelve real-estate-commercial loans totaling $6,692,000, or 33.4%, of the nonperforming loans. The largest real estate-commercial loan is for multi-tenant light industrial buildings located in Shasta County for $1,807,000. No charge-off or specific reserve has been established for this loan. The remaining eleven real estate-commercial loans total $4,885,000 (approximate average loan balance of $444,000). No charge-offs have been taken on these loans and specific reserves of $563,000 have been established for these loans at December 31, 2010.

If interest on nonaccrual loans had been accrued, such income would have approximated $2,096,000 in 2010, $2,143,000 in 2009 and $2,305,000 in 2008. No interest income was recorded on nonaccrual loans in 2010. Interest income of $130,000 in 2009 and $25,000 in 2008 was recorded when it was received on the nonaccrual loans.

At December 31, 2010 there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

At December 31, 2010, net carrying value of other real estate owned increased $13,407,000 to $25,784,000 from $12,377,000 at December 31, 2009. During the year 2010, the Company transferred thirty-nine properties into OREO totaling $29,716,000, sold thirty properties totaling $10,574,000, had write-downs of OREO of $5,575,000, and recorded loss on sale of OREO of $160,000. At December 31, 2010, OREO was comprised of thirty-three properties which are broken down by type: residential construction of $2,167,000, residential land of $16,790,000, commercial land of $414,000, non-farm non-residential properties of $4,711,000 and residential properties of $1,702,000.

Allowance for Loan losses. Gross charge offs for the year ended December 31, 2010 were $12,515,000 and recoveries totaled $999,000 resulting in net charge offs of $11,516,000 compared to gross charge offs for the year ended December 31, 2009 of $20,744,000 and recoveries of $1,456,000 resulting in net charge offs of $19,288,000.

The following table summarizes the Company’s loan loss experience for the years ended December 31 (dollars in thousands):

	2010	2009	2008	2007	2006
Average loans outstanding	$559,863	$649,806	$725,255	$684,506	$642,167
Allowance for loan losses at beginning of period	18,539	11,327	10,755	8,831	7,864
Loans charged off:
Commercial	863	5,841	834	123	47
Real estate - commercial	3,400	2,579	460	—	—
Real estate - construction	6,662	10,917	9,677	—	—
Real estate - mortgage	704	567	66	—	—
Installment	732	645	768	132	211
Other	154	195	—	—	—
Total loans charged off	12,515	20,744	11,805	255	258
Recoveries of loans previously charged off:
Commercial	76	57	11	22	125
Real estate - commercial	390	—	21	—	—
Real estate - construction	40	1,120	—	—	—
Real estate - mortgage	—	—	—	—	—
Installment	491	279	244	107	125
Other	2	—	1	—	—
Total recoveries of loans previously charged off	999	1,456	277	129	250
Net loans charged off	11,516	19,288	11,528	126	8
Provisions for loan losses	7,970	26,500	12,100	2,050	975
Balance of allowance for loan losses at end of period	$14,993	$18,539	$11,327	$10,755	$8,831

Ratio of net charge-offs to average loans outstanding	2.06%	2.97%	1.59%	0.02%	0.00%
Allowance for loan losses to total loans	2.92%	3.08%	1.63%	1.44%	1.34%

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in the loan portfolio and a change to other noninterest expense for inherent losses on unfunded commitments. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan loss experience, and the Company’s underwriting policies. The allowance for loan losses is maintained at an amount management considers adequate to cover losses in loans receivable, which are considered probable and estimable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. The Company also engages a third party credit review consultant to analyze the Company’s loan loss adequacy. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

The allowance for loan losses is comprised of two components: the allowance for loan losses, which is the sum of the specific, formula and unallocated allowance relating to loans in the loan portfolio, and the reserve for unfunded commitments. The reserve for unfunded commitments is included within accrued interest and other liabilities on the consolidated balance sheet. Our methodology for determining the allowance for loan losses consists of several key elements, which include:

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

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet.

The allowance at December 31, 2010 reflects management’s estimate of the inherent loss in various pools or segments in the portfolio and individual loans, and includes adjustments for general economic conditions, trends in the portfolio and changes in the mix of the portfolio.

Management anticipates growth in commercial lending and owner-occupied commercial real estate and expects decreases in construction and consumer lending, while real estate mortgage lending should remain flat. As a result, future provisions will be required and the ratio of the allowance for loan losses to loans outstanding may increase to reflect increasing concentrations, loan type and changes in economic conditions.

The following table shows the allocation of the Company’s allowance and the percent of loans in each category to the total loans for the years ended December 31 (dollars in thousands).

	2010		2009		2008		2007		2006

		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in		loans in		loans in		loans in		loans in
		each		each		each		each		each
		category to		category to		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans

Balance Applicable to:
Commercial	$1,517	10.7%	$2,018	11.0%	$2,499	13.3%	$1,645	12.4%	$1,291	11.8%
Real estate - commercial	8,439	56.7%	8,702	52.0%	3,227	47.1%	3,462	39.8%	3,256	39.9%
Real estate - construction	1,936	10.7%	3,800	15.3%	3,933	19.7%	4,025	30.2%	2,105	32.3%
Real estate - mortgage	956	9.7%	737	9.9%	309	9.0%	242	6.7%	150	6.1%
Installment	339	2.9%	391	3.7%	603	4.3%	725	5.5%	429	4.2%
Other	666	9.3%	451	8.1%	519	6.6%	455	5.4%	390	5.7%
Unallocated	1,140		2,440		237		201		1,210
Total	$14,993	100.0%	$18,539	100.0%	$11,327	100.0%	$10,755	100.0%	$8,831	100.0%

Deposits. Deposits represent the Company’s primary source of funds. They are primarily core deposits in that they are demand, savings and money market, and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable as they are mostly derived from long-term banking relationships. During 2010, total deposits decreased $34,019,000, or 4.3%, to $753,790,000 compared to $787,809,000 at December 31, 2009. The decrease in deposits was due primarily to a decrease in time certificates of $56,816,000, or 19.9%. The Company experienced a decrease in deposits from time certificates during 2010 as it reduced the rates paid on time certificates, while it experienced an increase in non-maturity deposits. Savings and money market deposits increased $18,694,000, or 9.9%, noninterest-bearing demand deposits increased $3,078,000, or 2.0%, and interest-bearing demand increased $1,025,000, or 0.6%, during 2010. The shift in deposit mix has resulted in noninterest-bearing demand deposits representing 20.6% of total deposits at December 31, 2010 compared to 19.3% of total deposits at December 31, 2009.

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

The following table summarizes the Company’s deposits at the indicated dates for the years ended December 31 (in thousands):

	2010	2009	2008
Noninterest-bearing demand	$155,499	$152,421	$161,748
Interest-bearing demand	161,241	160,216	151,873
Savings and money market	208,476	189,782	157,089
Time certificates	228,574	285,390	284,234
Total deposits	$753,790	$787,809	$754,944

Capital Resources. The Company maintains capital to support future growth and maintain financial strength while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity increased $31,676,000 to $83,978,000 as of December 31, 2010, as compared to $52,302,000 at December 31, 2009. The increase was due to amounts raised in the April private capital raise of $37,500,000, a change in accumulated other comprehensive gain of $244,000 and stock based compensation expense of $180,000 which was offset by a net loss of $6,248,000. Under current regulations, management believes that the Company meets all capital adequacy requirements. The Company suspended indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009.

The following table displays the Company’s and Bank’s capital ratios at December 31, 2010 (dollars in thousands).

			Minimum
			for Capital
			Adequacy	Well-capitalized
	Capital	Ratio	Purposes	Ratios
Company:
Tier 1 capital (to average assets)	$102,422	11.48%	4.00%	N/A
Tier 1 capital (to risk weighted assets)	$102,422	15.94%	4.00%	N/A
Total capital (to risk weighted assets)	$113,279	17.63%	8.00%	N/A

Bank:
Tier 1 capital (to average assets)	$108,092	12.11%	4.00%	5.00%
Tier 1 capital (to risk weighted assets)	$108,092	16.82%	4.00%	6.00%
Total capital (to risk weighted assets)	$116,217	18.08%	8.00%	10.00%

Impact of Inflation. Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution’s assets and liabilities consist largely of monetarily based items. The relatively low proportion of the Company’s fixed assets (approximately 1.0% at December 31, 2010) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

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

The hypothetical impact of sudden interest rate shocks applied to the Company’s asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures. The results for the Company’s December 31, 2010 analysis indicates the following results for changes in net economic value and changes in net interest income over a one-year period given the interest rate shocks listed in the table below. Management believes that short and medium term interest rates will continue to remain at historical lows throughout the year.

	Shocked	Shocked
	by -1%	by +2%
Net interest income	-0.4%	-1.4%
Net economic value	-4.0%	-2.9%

For the modeling, the Company has made certain assumptions about the duration of its non-maturing deposits that are based on an analysis performed on the Company’s database to determine average length of deposit accounts. This assumption is important to determining net economic value at risk. The Company has compared its assumptions with those used by other financial institutions.

Liquidity. The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the pay-downs and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide secured federal funds for $10,000,000 as of December 31, 2010 were available to provide liquidity. In addition, NVB is a member of the FHLB providing an additional available line of credit of $260,741,000 secured by first deeds of trust on eligible 1-4 unit residential loans and qualifying investment securities. The Company also had a line of credit with the Federal Reserve Bank of $9,964,000 secured by qualifying investment securities. As of December 31, 2010, borrowings of $31,961,000 were outstanding in the form of Subordinated Debentures.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and available-for-sale investment securities) totaled $289,278,000 and $213,963,000, or 32.7% and 24.2% of total assets at December 31, 2010 and December 31, 2009, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $656,513,000 and $661,715,000 at December 31, 2010 and December 31, 2009, respectively.

In assessing liquidity, historical information such as seasonal loan demand, local economic cycles and the economy in general are considered along with current ratios, management goals and unique characteristics of the Company. Management believes the Company is in compliance with its policies relating to liquidity.

Certificates of Deposit. Maturities of time certificates of deposit outstanding of less than $100,000 and $100,000 or more at December 31, 2010 are summarized as follows (in thousands):

	$100,000	Under
	and over	$100,000
Three Months or Less	$22,722	$36,030
Over Three Months Through Twelve Months	44,922	56,610
Over One Year Through Three Years	26,367	36,934
Over Three Years	3,266	1,723
Total	$97,277	$131,297

As of December 31, 2010, the Company had $1,615,000 in brokered deposits consisting solely of customers’ time certificates of deposits that utilized the CDARs program. The Company’s policy limits the use of brokered deposits to 10% of total assets.

Other Borrowed Funds. Other borrowings outstanding as of December 31, 2010 and 2009 and 2008 consist of Federal Home Loan Bank (“FHLB”) advances and Federal funds purchased. The Company did not have outstanding balances for FHLB advances or Federal funds purchased at December 31, 2010 and 2009. The following table summarizes these borrowings for the year ended December 31, 2008 (in thousands):

2008
FHLB advances	$2,546
Federal funds	970
Total borrowed funds	$3,516

Certain Contractual Obligations. The following chart summarizes certain contractual obligations of the Company as of December 31, 2010 (in thousands):

		Less than			More than
	Total	one year	1-3 years	3-5 years	5 years
Subordinated Debentures, fixed rate of 10.25% payable on 2031	$10,310	$—	$—	$—	$10,310
Subordinated Debentures, floating rate of 3.53% payable on 2033	6,186	—	—	—	6,186
Subordinated Debentures, floating rate of 3.08% payable on 2034	5,155	—	—	—	5,155
Subordinated Debentures, floating rate of 6.16% payable on 2036	10,310	—	—	—	10,310
Operating lease obligations	4,589	970	1,716	1,123	780
Deferred compensation(1)	1,771	124	249	77	1,321
Supplemental retirement plans(1)	5,910	250	520	581	4,559
Total	$44,231	$1,344	$2,485	$1,781	$38,621

(1) These amounts represent known certain payments to participants under the Company’s deferred compensation and supplemental retirement plans. See Note 11 in the financial statements at Item 15 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this item are set forth following Item 15 of this Form 10-K, and are incorporated herein by reference.

The following table discloses the Company’s condensed selected unaudited quarterly financial data for each of the quarters in the two-year period ended December 31, 2010.

	For the Quarter Ended
(In thousands except per share data)	December	September	June	March	December	September	June	March
	2010	2010	2010	2010	2009	2009	2009	2009

Interest income	$9,437	$9,773	$9,837	$9,875	$10,399	$10,896	$11,241	$11,419
Interest expense	1,818	2,183	2,451	2,533	2,852	3,226	3,332	3,311
Net interest income	7,619	7,590	7,386	7,342	7,547	7,670	7,909	8,108
Provision for loan losses	—	4,370	2,600	1,000	9,000	1,500	9,000	7,000
Noninterest income	3,192	3,363	3,377	3,012	3,266	4,142	3,438	3,164
Noninterest expense	10,244	12,009	9,872	10,019	23,874	8,999	10,782	10,335
Income (loss) before (benefit) provision for income taxes	567	(5,426)	(1,709)	(665)	(22,061)	1,313	(8,435)	(6,063)
(Benefit) provision for income taxes	(1,702)	2,207	(1,137)	(353)	(2,721)	629	(4,346)	(2,956)
Net income (loss)	2,269	(7,633)	(572)	(312)	(19,340)	684	(4,089)	(3,107)
Preferred stock discount	—	(18,667)	—	—	—	—	—	—
Net income (loss) available to common shareholder	$2,269	$(26,300)	$(572)	$(312)	$(19,340)	$684	$(4,089)	$(3,107)

Earnings (loss) per share:
Basic	$0.33	$(4.70)	$(0.40)	$(0.20)	$(2.58)	$0.09	$(0.55)	$(0.41)
Diluted	$0.33	$(4.70)	$(0.40)	$(0.20)	$(2.58)	$0.09	$(0.55)	$(0.41)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management’s statement as to the framework used to evaluate the effectiveness of, and management’s assessment of the effectiveness of, the Company’s internal control over financial reporting as of December 31, 2010, appears below and is incorporated here by this reference. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Financial Statements

Management of North Valley Bancorp and its subsidiaries (the “Company”) is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements as of December 31, 2010, and for the year then ended. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

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

The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and executive officers required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission (the “Commission”) entitled “Election of Directors” (not including the share information included in the beneficial ownership tables nor the footnotes thereto nor the subsections entitled “Committees of the Board of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Meetings of the Board of Directors”) and the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders of the Company to be filed with the Commission entitled “Executive Compensation” and the subsection entitled “Election of Directors - Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from sections of the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled “Election of Directors - Security Ownership of Certain Beneficial Owners and Management,” as to share information in the tables of beneficial ownership and footnotes thereto and “Securities Authorized for Issuance Under Equity Compensation Plan.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled “Principal Accounting Fees and Services.”

PART IV

ITEM 15. EXHIBITS AND, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of this Report

(a)(1) Financial Statements

(a)(2)	Financial Statement Schedules
Not applicable

(b)	Exhibits
See Index to Exhibits at page 87 of this Annual Report on Form 10-K, which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
North Valley Bancorp

We have audited the accompanying consolidated balance sheets of North Valley Bancorp and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Valley Bancorp and subsidiaries as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California
March 14, 2011

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
(In thousands except share data)

	2010	2009
ASSETS
Cash and cash equivalents:
Cash and due from banks	$14,629	$19,378
Federal funds sold	9,005	48,250
Total cash and cash equivalents	23,634	67,628

Time deposits at other financial institutions	459	425
Investment securities available for sale, at fair value	265,644	146,335
Investment securities held to maturity, at amortized cost	6	9

Loans	513,466	602,417
Less: Allowance for loan losses	(14,993)	(18,539)
Net loans	498,473	583,878

Premises and equipment, net	8,799	10,319
Accrued interest receivable	2,713	2,565
Other real estate owned	25,784	12,377
FHLB and FRB stock and other nonmarketable securities	7,141	5,833
Bank-owned life insurance policies	33,871	32,745
Core deposit intangibles, net	546	692
Other assets	17,871	21,556

TOTAL ASSETS	$884,941	$884,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$155,499	$152,421
Interest-bearing	598,291	635,388
Total deposits	753,790	787,809

Accrued interest payable and other liabilities	15,212	12,290
Subordinated debentures	31,961	31,961
Total liabilities	800,963	832,060

Commitments and contingencies (Note 15)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; no shares outstanding at December 31, 2010	—	—
Common stock, no par value: authorized 12,000,000 shares; outstanding 6,832,492 and 1,499,163 at December 31, 2010 and 2009, respectively	98,128	41,781
(Accumulated deficit) retained earnings	(13,337)	11,578
Accumulated other comprehensive loss, net of tax	(813)	(1,057)
Total stockholders’ equity	83,978	52,302

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$884,941	$884,362

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands except per share data)

	2010	2009	2008
INTEREST INCOME:
Interest and fees on loans	$33,276	$39,233	$47,897
Interest on investments:
Taxable interest income	4,809	3,926	3,297
Nontaxable interest income	699	720	885
Interest on federal funds sold and repurchase agreements	138	76	12
Total interest income	38,922	43,955	52,091

INTEREST EXPENSE:
Deposits	6,861	10,633	13,515
Subordinated debentures	2,124	2,087	2,340
Other borrowings	—	1	1,099
Total interest expense	8,985	12,721	16,954

NET INTEREST INCOME	29,937	31,234	35,137

PROVISION FOR LOAN LOSSES	7,970	26,500	12,100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,967	4,734	23,037

NONINTEREST INCOME:
Service charges on deposit accounts	5,864	6,483	7,162
Other fees and charges	4,566	4,265	3,882
Earnings on cash surrender value of life insurance policies	1,376	1,371	1,325
Gain on sale of loans, net	241	346	107
Gain (loss) on sales, calls and impairment of securities, net	—	655	(3,386)
Other	897	890	1,062
Total noninterest income	12,944	14,010	10,152

NONINTEREST EXPENSES:
Salaries and employee benefits	16,873	18,500	20,526
Occupancy expense	2,850	3,079	3,037
Furniture and equipment expense	1,434	1,847	2,003
FDIC and state assessments	2,368	2,307	672
Impairment of goodwill	—	15,187	—
Other real estate owned expense	6,522	2,119	89
Other	12,097	10,951	12,331
Total noninterest expenses	42,144	53,990	38,658

LOSS BEFORE BENEFIT FOR INCOME TAXES	(7,233)	(35,246)	(5,469)

BENEFIT FOR INCOME TAXES	(985)	(9,394)	(3,675)

NET LOSS	(6,248)	(25,852)	(1,794)

Preferred stock discount	(18,667)	—	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(24,915)	$(25,852)	$(1,794)

Per Share Amounts
Basic and Diluted Loss Per Share	$(6.42)	$(17.24)	$(1.20)
Cash Dividends Per Common Share	$—	$—	$2.00

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands except share data)

						Accumulated
						Other
	Preferred Stock		Common Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Loss	Total

Balance January 1, 2008	—	$—	1,482,613	$40,642	$42,212	$(1,383)	$81,471
Shares issued upon exercise of stock options			15,110	518			518
Change in unrealized loss on available for sale securities, net of income tax						(379)	(379)
Adjustment for the change in the unfunded status of the supplemental retirement plan, net of income tax						37	37
Cash common dividends declared					(2,988)		(2,988)
Equity based compensation			1,440	352			352
Tax benefit of stock options				41			41
Net loss					(1,794)		(1,794)
Balance December 31, 2008	—	—	1,499,163	41,553	37,430	(1,725)	77,258
Change in unrealized loss on available for sale securities, net of income tax						650	650
Adjustment for the change in the unfunded status of the supplemental retirement plan, net of income tax						18	18
Equity based compensation				228			228
Net loss					(25,852)		(25,852)
Balance December 31, 2009	—	—	1,499,163	41,781	11,578	(1,057)	52,302
Shares issued of Series A preferred stock , net of costs	40,000	37,500					37,500
Series A preferred stock conversion into common stock	(40,000)	(37,500)	5,333,329	37,500			—
Accretion of preferred stock discount				18,667	(18,667)		—
Change in unrealized loss on available for sale securities, net of income tax						227	227
Adjustment for the change in the unfunded status of the supplemental retirement plan, net of income tax						17	17
Equity based compensation				180			180
Net loss					(6,248)		(6,248)
Balance December 31, 2010	—	$—	6,832,492	$98,128	$(13,337)	$(813)	$83,978

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 (in thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,248)	$(25,852)	$(1,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,535	1,950	2,084
Amortization (accretion) of premium on securities, net	1,448	672	(24)
Amortization of core deposit intangible	146	146	398
Provision for loan losses	7,970	26,500	12,100
Net losses on sale and write-down of other real estate owned	5,735	1,723	77
Gain on sale of loans	(241)	(346)	(107)
(Gain) loss on sale, calls and impairment of securities	—	(655)	3,386
Loss (gain) on sale of premises and equipment	312	(28)	—
FHLB stock dividends	—	—	(215)
Write-down of impaired goodwill	—	15,187	—
Deferred tax benefit	(760)	(3,929)	(1,774)
Stock-based compensation expense	180	228	352
Excess tax benefit from exercise of stock options	—	—	(41)
Effect of changes in:
Accrued interest receivable	(148)	177	1,170
Other assets	3,148	(3,317)	(4,834)
Accrued interest payable and other liabilities	2,951	449	319
Net cash provided by operating activities	16,028	12,905	11,097

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of time deposits at other financial institutions	(34)	(425)	—
Purchases of available for sale securities	(184,089)	(117,847)	—
Proceeds from sales of available for sale securities	—	18,957	3,638
Proceeds from maturities/calls of available for sale securities	63,718	29,984	20,355
Proceeds from maturities/calls of held to maturity securities	3	12	10
Purchases of FHLB and FRB stock and other securities	(1,308)	(8)	(562)
Proceeds from redemptions of FHLB and FRB stock and other securities	—	—	1,190
Net decrease in loans	47,960	60,828	24,831
Proceeds from sales of other real estate owned	10,574	7,543	6,996
Proceeds from sales of premises and equipment	—	53	—
Purchases of premises and equipment	(327)	(876)	(1,071)
Net cash (used in) provided by investing activities	(63,503)	(1,779)	55,387

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(34,019)	32,865	18,205
Net change in other borrowed funds	—	(3,516)	(83,676)
Cash dividends paid	—	—	(2,988)
Exercise of stock options, including tax benefit	—	—	559
Proceeds from issuance of preferred stock, net of costs	37,500	—	—
Net cash provided by (used in) financing activities	3,481	29,349	(67,900)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43,994)	40,475	(1,416)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	67,628	27,153	28,569
CASH AND CASH EQUIVALENTS, END OF YEAR	$23,634	$67,628	$27,153

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$7,033	$12,864	$17,133
Income taxes (refunded) paid	(4,734)	(4,152)	2,390

Noncash investing and financing activities:
Net change in unrealized gain (loss) on available for sale investment securities	227	650	(379)
Transfer from loans to other real estate owned	29,716	11,234	16,579
Cash dividends declared	—	—	750
Tax benefit from stock options exercised	—	—	41
Conversion of preferred stock to common stock	37,500	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations. The accounting and reporting practices of North Valley Bancorp (the “Company”) and its wholly owned subsidiary, North Valley Bank (“NVB”), conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The operations of the Company are comprised predominately of NVB. NVB is a commercial banking institution with twenty-five banking offices in Shasta, Trinity, Humboldt, Del Norte, Yolo, Sonoma, Placer and Mendocino Counties located in California. Between 2001 to 2005, the Company formed North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III, and North Valley Capital Statutory Trust IV (collectively, the Trusts) which Trust I, II, and III are Delaware statutory business trusts and Trust IV is a Connecticut statutory business trust formed for the exclusive purpose of issuing and selling Trust Preferred Securities.

NVB’s principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company’s primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of the Company’s revenues. The deposits of NVB are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable legal limits.

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation and Basis of Presentation. The consolidated financial statements include the Company and its wholly owned subsidiary NVB. NVB has one wholly owned inactive subsidiary, North Valley Trading Company. All material intercompany accounts and transactions have been eliminated in consolidation.

For financial reporting purposes, the Company’s investments in the Trusts of $961,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Trusts are reflected as debt on the Company’s consolidated balance sheet.

Disclosures About Segments of an Enterprise. The Company uses the “management approach” for reporting business segment information. The management approach is based on the segments within a company used by the chief operating decision-maker for making operating decisions and assessing performance. Reportable segments are based on such factors as products and services, geography, legal structure or any other manner by which a company’s management distinguishes major operating units. Utilizing this approach, management has determined that the Company has only one reportable segment.

Reclassifications. Certain amounts in 2009 and 2008 have been reclassified to conform with the 2010 consolidated financial statement presentation.

Cash and Cash Equivalents. For the purposes of the consolidated statement of cash flows, cash and cash equivalents have been defined as cash, demand deposits with correspondent banks, cash items, settlements in transit, and federal funds sold and repurchase agreements. Generally, federal funds are sold for one-day periods and repurchase agreements are sold for eight to fourteen-day periods. Cash equivalents have remaining terms to maturity of three months or less from the date of acquisition.

Reserve Requirements. The Company is subject to regulation by the Federal Reserve Board. The regulations require the Company to maintain certain cash reserve balances on hand or at the Federal Reserve Bank (“FRB”). At December 31, 2010 and 2009, the Company had no reserve requirement.

Investment Securities. The Company accounts for its investment securities as follows:

Trading securities are carried at fair value. Changes in fair value are included in noninterest income. The Company did not have any securities classified as trading at December 31, 2010 and 2009.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. As of and for the years ended December 31, 2010 and 2009, there were no transfers of securities between categories.

Gains or losses on disposition are recorded in noninterest income based on the net proceeds received and the carrying amount of the securities sold, using the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums.

An investment security is impaired when its carrying value is greater than its fair value. Investment securities that are impaired are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether such a decline in their fair value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, and management does not intend to sell the security or it is more likely than not that the Company will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income. If management intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

Loans. Loans are reported at the principal amount outstanding, net of unearned income, including net deferred loan fees, and the allowance for loan losses.

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

Deferred Loan Fees. Loan fees and certain related direct costs to originate loans are deferred and amortized to income by a method that approximates a level yield over the contractual life of the underlying loans. The unamortized balance of deferred fees and costs is reported as a component of net loans.

Loan Sales and Servicing. The Company originates and sells residential mortgage loans to Freddie Mac and others. The Company retains the servicing on certain loans that are sold. Deferred origination fees and expenses are recognized at the time of sale in the determination of the gain or loss. Upon the sale of these loans, the Company’s investment in each loan is allocated between the servicing retained and the loan, based on the relative fair value of each portion. The gain (loss) is recognized at the time of sale or when all recourse has lapsed based on the difference between the sale proceeds and the allocated carrying value of the related loans sold. The fair value of the contractual servicing is reflected as a servicing asset, which is amortized over the period of estimated net servicing income using a method approximating the interest method. The servicing asset is included in other assets on the consolidated balance sheet, and is evaluated for impairment on a periodic basis.

Allowance for Loan losses. The allowance for loan losses is an estimate of loan losses inherent in the Company’s loan portfolio as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after loan losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are evaluated collectively for impairment.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Loans determined to be impaired are individually evaluated for impairment. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the original interest rate, except that as a practical expedient, it may measure impairment based on an observable market price, or the fair value of the collateral if collateral dependent. A loan is collateral dependent if the repayment is expected to be provided solely by the underlying collateral.

A restructuring of a debt constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and measured for impairment as described above.

The determination of the general reserve for loans that are collectively evaluated for impairment is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company maintains a separate allowance for each portfolio segment. These portfolio segments include commercial, real estate commercial, real estate construction (including land and development loans), real estate mortgage, installment, and other loans (principally home equity loans). The allowance for loan losses attributable to each portfolio segment, which includes both individually impaired and loans that are collectively evaluated for impairment, is combined to determine the Company’s overall allowance, which is included on the consolidated balance sheet.

The Company assigns a risk rating to all loans except pools of homogeneous loans and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company’s regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans . These credit quality indicators are used to assign a risk rating to each individual loan. The risk ratings can be grouped into five major categories, defined as follows:

Pass. A pass loan is a credit with no existing or known potential weaknesses deserving of management’s close attention.

Special Mention. A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date. Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard. A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well defined weaknesses include a project’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project’s failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loss. Loans classified as loss are considered uncollectible and charged off immediately.

The general reserve component of the allowance for loan losses also consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses and (3) other qualitative factors. These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below.

Commercial. Commercial loans generally possess a lower inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

Real Estate Commercial. Real estate commercial loans generally possess a higher inherent risk of loss than other real estate portfolio segments, except land and construction loans. Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations.

Real Estate Construction. Real estate construction loans generally possess a higher inherent risk of loss than other real estate portfolio segments. A major risk arises from the necessity to complete projects within specified cost and time lines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

Real Estate Mortgage. The degree of risk in real estate mortgage lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

Individual loans and receivables in homogeneous loan portfolio segments are not evaluated for specific impairment. Rather, the sole component of the allowance for these loan types is determined by collectively measuring impairment reserve factors based on management’s assessment of the following for each homogeneous loan portfolio segment: (1) inherent credit risk, (2) delinquencies, (3) historical losses and (4) other qualitative factors. The homogenous loan portfolio segments are described in further detail below.

Installment – An installment loan portfolio is usually comprised of a large number of small loans scheduled to be amortized over a specific period. Most installment loans are made directly for consumer purchases. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

Other (principally home equity loans) – The degree of risk in home equity depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company’s primary regulators, the FRB and the California Department of Financial Institutions, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

Allowance for Loan losses on Off-Balance-Sheet Credit Exposures. The Company also maintains a separate allowance for off-balance-sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet.

Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation, which is computed principally on the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the respective leases. The Company evaluates premises and equipment for financial impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

Other Real Estate Owned (“OREO”). Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at its fair value less estimated costs to sell (fair value). The amount, if any, by which the recorded amount of the loan exceeds the fair value less estimated costs to sell are charged to the allowance for loan losses, if necessary. After foreclosure, valuations are periodically performed by management with any subsequent write-downs recorded as a valuation allowance and charged against operating expenses. Operating expenses of such properties, net of related income, are included in noninterest expenses and gains and losses on their disposition are included in other income or noninterest expenses.

FHLB and FRB Stock and Other Securities. The Company purchases restricted stock in the Federal Home Loan Bank of San Francisco (FHLB), the FRB and others as required to participate in various programs offered by these institutions. These investments are carried at cost and may be redeemed at par with certain restrictions.

Core Deposit Intangibles. These assets represent the estimated fair value of the deposit relationship acquired in acquisitions and is being amortized by the straight-line method. The core deposit intangible was recorded at $1,421,000 in August, 2004 with accumulated amortization of $875,000 at December 31, 2010. It is being amortized at $146,000 per year over an estimated life of ten years with a remaining amortization period of approximately four years. Amortization expense on these intangibles was $146,000, $146,000 and $398,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense over the next three years is expected to be approximately $146,000 in years 2011 through 2013 and $108,000 in year 2014. Management evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization. There were no revisions resulting from management’s assessment in 2010, 2009 or 2008.

Goodwill. Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the fair values assigned to assets acquired and liabilities assumed in transactions accounted for under the acquisition method of accounting. Goodwill was recorded in the Company’s acquisition of Yolo Community Bank. The Company engaged the assistance of an independent consulting firm since the end of 2008 to assist with its annual goodwill impairment test. During the 2009 test, the comparison of the fair value of the reporting unit to its carrying value and the recent decline in the Company’s stock price and market capitalization indicated that impairment existed. As a result of this analysis, the Company recorded an impairment charge of $15,187,000, the entire amount of its goodwill, for the year ended December 31, 2009.

Defined Benefit Pension and Other Post Retirement Plans. Since December 31, 2006, the Company has recognized the funded status of its defined benefit plan in the accompanying consolidated balance sheet with gains or losses and prior service costs or credits that arise during the period that are not recognized as net period benefit expenses recorded in other comprehensive income. The Company was required to recognize the underfunded status of its supplemental retirement plan as a liability in the consolidated balance sheet as of December 31, 2006 and recognizes subsequent changes in that unfunded status through other comprehensive income. For the years ended December 31, 2010, 2009 and 2008, the amount recognized through other comprehensive income was $17,000, $18,000 and $37,000, respectively.

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

(Loss) Earnings per Share. Basic (loss) earnings per share (EPS), which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. Diluted EPS are not presented when a net loss occurs because the conversion of potential common stock is antidilutive. Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.

Stock-Based Compensation. At December 31, 2010, the Company had three shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan, the 1999 Director Stock Option Plan and the 2008 Stock Incentive Plan. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. Pursuant to the 1998 Employee Stock Incentive Plan there were outstanding options to purchase 80,799 shares of Common Stock at December 31, 2010. As provided in the 1998 Employee Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. As of December 31, 2010, there were options outstanding under the 1999 Director Stock Option Plan for the purchase of 18,000 shares of Common Stock. As provided in the 1999 Director Stock Option Plan, the authorization to award stock options terminated on April 1, 2009. As of December 31, 2010, there were options outstanding under the 2008 Stock Incentive Plan for the purchase of 53,296 shares of Common Stock. A total of 86,670 shares of Common Stock were available for the grant of additional options under the 2008 Stock Incentive Plan at December 31, 2010. Options for a total of 238,765 shares were authorized under all three plans at December 31, 2010.

The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. The shares of Common Stock authorized to be granted as options under the 2008 Stock Incentive Plan consist of 139,966 shares of the Company’s Common Stock of which 53,296 shares were outstanding and 86,670 shares remained available for grant at December 31, 2010. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Each outside director of the Company shall also be eligible to receive a stock award of 180 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. Each stock award shall be fully vested when granted to the outside director. On July 29, 2009, the Board of Directors elected to forego their 180 share retainer grant for 2010. The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors. Outstanding options under the plans are exercisable until their expiration.

Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) is to be classified as a cash flow from financing activities in the statement of cash flows.

Determining Fair Value. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton based option valuation model that uses the assumptions discussed below. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

There were no options granted in 2010. The fair value of each option is estimated on the date of grant with the following assumptions:

	2009	2008
Average dividend yield	—	3.64%
Expected volatility	37.78%	27.94%
Average risk-free interest rate	2.36%	3.54%
Expected option life	6.84 years	6.56 years
Weighted average grant date fair value	$1.52	$2.76

Comprehensive (Loss) Income. Comprehensive (loss) income includes net (loss) income and other comprehensive income or loss, which represents the change in its net assets during the period from nonowner sources. The components of other comprehensive income or loss for the Company include the unrealized gain or loss on available-for-sale securities and adjustments to the minimum pension liability and are presented net of tax. Comprehensive (loss) income is reported on the consolidated statement of changes in stockholders’ equity.

Conversion of Series A Preferred Stock, Increase in Authorized Common Shares. On April 22, 2010, the Company completed a $40,000,000 private placement capital raise (net $37,500,000 after costs) whereby the Company sold a total of 40,000 shares of Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series A, without par value (the “Series A Preferred Stock”) at a price of $1,000 per share.

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

The Series A Preferred Stock was mandatorily convertible into shares of common stock on the third business day following the approval by the holders of common stock of the conversion at an initial conversion price of $1.50 per share. The conversion price was less than the fair value of $2.20 per share of our common stock on April 22, 2010. Under generally accepted accounting principles (“GAAP”), the Series A Preferred Stock was deemed to include a beneficial conversion feature with an intrinsic value of $0.70 per share (a total discount of $18,667,000).

On the date of conversion, the discount due to the beneficial conversion feature was recognized for accounting purposes as a preferred stock dividend. This non-cash implied dividend increases common stock, decreases retained earnings and decreases net income available to common shareholders in the earnings per share computation.

One for Five Reverse Stock Split. On December 3, 2010, the Board of Directors approved a 1-for-5 reverse stock split of its shares of common stock, effective at the close of business on December 28, 2010 (the “Effective Date”). As of the Effective Date, in accordance with an amendment of the Company’s Amended and Restated Articles of Incorporation filed with the California Secretary of State, each five (5) outstanding shares of common stock was exchanged and combined, automatically, without further action, into one (1) share of common stock. The reverse stock split reduced the number of issued and outstanding shares of common stock from 34,162,463 shares to 6,832,492 shares. In accordance with accounting principles generally accepted in the United States, shares of common stock and EPS have been restated on an equivalent basis throughout the consolidated financial statements have been adjusted retrospectively for all periods presented.

Adoption of New Financial Accounting Standards

Transfers of Financial Assets. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets, which amends previously issued accounting guidance to enhance accounting and reporting for transfers of financial assets, including securitizations or continuing exposure to the risks related to transferred financial assets. Prior to the issuance of ASU 2009-16, transfers under participation agreements and other partial loan sales fell under the general guidance for transfers of financial assets. ASU 2009-16 introduces a new definition for a participating interest along with the requirement for partial loan sales to meet the definition of a participating interest for sale treatment to occur. If a participation or other partial loan sale does not meet the definition, the portion sold should remain on the books and the proceeds recorded as a secured borrowing until the definition is met. Additionally, existing provisions that require the transferred assets to be isolated from the originating institution (transferor), that the transferor does not maintain effective control through certain agreements to repurchase or redeem the transferred assets and that the purchasing institution (transferee) has the right to pledge or exchange the assets acquired were retained. The new provisions became effective on January 1, 2010 and early adoption was not permitted. The impact of adoption was not material to the consolidated financial statements.

Fair Value Measurements. In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends and clarifies existing standards to require additional disclosures regarding fair value measurements. Specifically, the standard requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. This standard clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities—previously separate fair value disclosures were required for each major category of assets and liabilities. This standard also clarifies the requirement to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, these disclosures are effective for the year ended December 31, 2010. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements becomes effective for the Company for the year beginning on January 1, 2011. The Company adopted this new accounting standard as of January 1, 2010 and the impact of adoption was not material to the consolidated financial statements.

Disclosures about Credit Quality. In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Loan losses. ASU 2010-20 requires more robust and disaggregated disclosures about the credit quality of financing receivables (loans) and allowances for loan losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on and after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance has significantly expanded requirements related to accounting policies and disclosures related to the allowance for loan losses but did not have an impact on the Company’s financial position, results of operation or cash flows.

2.  INVESTMENT SECURITIES

At December 31, the amortized cost of investment securities and their estimated fair value were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2010
Available-for-Sale:
Obligations of U.S. government agencies	$21,096	$135	$(10)	$21,221
Obligations of state and political subdivisions	14,342	435	(226)	14,551
Government agency mortgage-backed securities	221,807	2,729	(1,967)	222,569
Corporate debt securities	6,000	—	(1,697)	4,303
Equity securities	3,000	—	—	3,000
	$266,245	$3,299	$(3,900)	$265,644
Held-to-Maturity:
Government agency mortgage-backed securities	$6	$—	$—	$6

December 31, 2009
Available-for-Sale:
Obligations of U.S. government agencies	$11,507	$59	$(95)	$11,471
Obligations of state and political subdivisions	15,633	520	(164)	15,989
Government agency mortgage-backed securities	111,182	961	(366)	111,777
Corporate debt securities	6,000	—	(1,902)	4,098
Equity securities	3,000	—	—	3,000
	$147,322	$1,540	$(2,527)	$146,335
Held-to-Maturity:
Government agency mortgage-backed securities	$9	$—	$—	$9

Net unrealized losses on available for sale securities totaling $601,000 and $987,000 were recorded, net of $246,000 and $405,000 in tax benefits, as accumulated other comprehensive loss within stockholders’ equity at December 31, 2010 and 2009, respectively.

Proceeds on sales, calls or maturities of securities categorized as available for sale were $63,718,000, $48,941,000 and $23,993,000 in 2010, 2009 and 2008, respectively. There were no gross realized gains on sales or calls of securities categorized as available for sale securities in 2010. Gross realized gains on sales or calls of securities categorized as available for sale securities were $655,000 and $8,000 in 2009 and 2008, respectively. There were no gross realized losses on sale, impairment or calls of securities categorized as available for sale securities in 2010 and 2009. Gross realized losses on sales, impairment or calls of securities categorized as available for sale securities were $3,394,000 in 2008.

During 2008, the Company recognized impairment on its Federal National Mortgage Association (“FNMA”) Preferred Stock of $3,284,000. The Company purchased 100,000 shares of this security in June 2003 at par, $50.00 per share, and in 2007 recognized an impairment charge of $1,716,000 to reflect the December 31, 2007 market value of $32.84 per share. Due to the United States Treasury and the Federal Housing Finance Agency decision to place FNMA under conservatorship on September 7, 2008, the Company concluded that these securities were further impaired and were written down by $3,284,000 to zero at September 30, 2008.

There were no sales or gross realized gains or losses on calls of held to maturity securities in 2010, 2009 and 2008. There were no transfers between available for sale and held to maturity investment securities in 2010, 2009 and 2008.

The following tables show gross unrealized losses and the estimated fair value of available for sale investment securities, aggregated by investment category, for investment securities that are in an unrealized loss position at December 31, 2010 and 2009 (in thousands). Unrealized losses for held to maturity investment securities during the same period were not significant.

December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Description of Securities
Obligations of U.S. government agencies	$6,004	$(10)	$—	$—	$6,004	$(10)
Obligations of states and political subdivisions	2,067	(37)	851	(189)	2,918	(226)
Government agency mortgage-backed securities	107,697	(1,964)	33	(3)	107,730	(1,967)
Corporate debt securities	—	—	4,303	(1,697)	4,303	(1,697)
Total temporarily impaired securities	$115,768	$(2,011)	$5,187	$(1,889)	$120,955	$(3,900)

December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Description of Securities
Obligations of U.S. government agencies	$9,913	$(95)	$—	$—	$9,913	$(95)
Obligations of states and political subdivisions	351	(15)	844	(149)	1,195	(164)
Government agency mortgage-backed securities	43,958	(363)	45	(3)	44,003	(366)
Corporate debt securities	—	—	4,098	(1,902)	4,098	(1,902)
Total temporarily impaired securities	$54,222	$(473)	$4,987	$(2,054)	$59,209	$(2,527)

Obligations of U.S. Government Agencies. Management believes that the unrealized losses on the Company’s investment in obligations of U.S. government agencies is caused by interest rate changes, and is not attributable to changes in credit quality. The Company’s investments in obligations of U.S. Government Agencies include one security which was in a loss position for less than twelve months, none of which are individually significant. The Company has the ability and intent to hold these investments until at least a recovery of fair value or to maturity or call and expects to collect all amounts due. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

Obligations of States and Political Subdivisions. Management believes that the unrealized losses on the Company’s investment in obligations of states and political subdivisions is caused by interest rate changes, and is not attributable to changes in credit quality. The Company’s investments in obligations of states and political subdivisions include two securities which were in a loss position for twelve months or more and four in a loss position for less than twelve months, none of which are individually significant. The Company has the ability and intent to hold these investments until at least a recovery of fair value or to maturity or call and expects to collect all amounts due. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

Government Agency Mortgage Backed Securities. Management believes that the unrealized losses on the Company’s investment in government agency mortgage-backed securities is caused by interest rate change and is not attributable to changes in credit quality. These investments include one security which was in a loss position for twelve months or more and thirteen in a loss position for less than twelve months, none of which are individually significant. Additionally, the contractual cash flows of these investments are guaranteed by an agency of the U.S. government and thus it is expected that the securities would not be settled at any price less than the amortized cost of the Company’s investment. The Company has the ability and intent to hold those investments until at least a recovery of fair value or until maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Corporate Debt Securities. As of December 31, 2010, there were two corporate debt securities in a loss position for twelve months or more. There is a current active market for these securities and management believes that the unrealized losses on the Company’s investment in these corporate debt securities is due to the yield of the securities and is not attributable to changes in credit quality. The two corporate debt securities are each a $3,000,000 single-issuer trust preferred security issued by two separate large publicly-traded financial institutions. The securities are tied to the front-end of the yield curve, three-month LIBOR (a short-term interest rate) and have a spread over that. The Company has the ability and intent to hold these securities and expects a full recovery of value. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Maturities. The Company invests in government agency mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) issued by the FNMA, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association. Actual maturities of the MBSs and CMOs and other securities may differ from contractual maturities because borrowers have the right to prepay mortgages without penalty or call obligations with or without call penalties. The Company uses the “Wall Street” consensus average life at the time the security is purchased to schedule maturities of these MBSs and CMOs and adjusts scheduled maturities periodically based upon changes in the Wall Street estimates.

Contractual maturities of held to maturity and available for sale securities (other than equity securities with an amortized cost and fair value of approximately $3,000,000) at December 31, 2010, are shown below (in thousands).

	Held to Maturity		Available for Sale
	Amortized Cost (Carrying Amount)	Estimated Fair Value	Amortized Costs	Estimated Fair Value (Carrying Amount)

Due in 1 year or less	$—	$—	$7,069	$7,084
Due after 1 year through 5 years	—	—	119,954	122,747
Due after 5 years through 10 years	—	—	66,102	65,168
Due after 10 years	6	6	70,120	67,645
	$6	$6	$263,245	$262,644

At December 31, 2010 and 2009, securities having fair value amounts of approximately $255,199,000 and $134,594,000, respectively, were pledged to secure public deposits, short-term borrowings, treasury tax and loan balances and for other purposes required by law or contract.

3.  LOANS

The Company originates loans for business, consumer and real estate activities for equipment purchases. Such loans are concentrated in Yolo, Placer, Sonoma, Shasta, Humboldt, Mendocino, Trinity and Del Norte Counties and neighboring communities. Substantially all loans are collateralized. Generally, real estate loans are secured by real property. Commercial and other loans are secured by bank deposits, real estate or business or personal assets. Leases are generally secured by equipment. The Company’s policy for requiring collateral reflects the Company’s analysis of the borrower, the borrower’s industry and the economic environment in which the loan would be granted. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrower.

Major classifications of loans at December 31 were as follows (in thousands):

	2010	2009
Commercial	$54,639	$66,513
Real estate - commercial	291,514	313,917
Real estate - construction	55,181	92,111
Real estate - mortgage	49,726	59,816
Installment	14,690	22,289
Other	48,292	48,478
	514,042	603,124
Deferred loan fees, net	(576)	(707)
Allowance for loan losses	(14,993)	(18,539)
	$498,473	$583,878

At December 31, 2010 and 2009, the Company serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $122,795,000 and $115,650,000, respectively.

Salaries and employee benefits totaling $465,000, $605,000 and $838,000 have been deferred as loan origination costs for the years ended December 31, 2010, 2009 and 2008, respectively.

Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB, FRB, and certain correspondent banks. Pledged loans totaled $164,669,000 and $192,603,000 at December 31, 2010 and 2009, respectively (see note 8).

4.  ALLOWANCE FOR LOAN LOSSES

The following table shows the changes in the allowance for loan losses for the years ending December 31 were as follows (in thousands):

	2010	2009	2008
Allowance for loan losses at beginning of period	$18,539	$11,327	$10,755
Loans charged-off	(12,515)	(20,744)	(11,805)
Recoveries on loans previously charged-off	999	1,456	277
Provisions for loan losses	7,970	26,500	12,100
Balance of allowance for loan losses at end of period	$14,993	$18,539	$11,327

The following table shows the allocation of the allowance for loan losses at and for the year ended December 31, 2010 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Ending balance allocated to portfolio segments	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Ending balance: individually evaluated for impairment	$327	$563	$—	$153	$—	$—	$—	$1,043
Ending balance: collectively evaluated for impairment	$1,190	$7,876	$1,936	$803	$339	$666	$1,140	$13,950

Loans
Ending balance	$54,639	$291,514	$55,181	$49,726	$14,690	$48,292	$—	$514,042
Ending balance: individually evaluated for impairment	$1,470	$6,692	$9,016	$2,820	$67	$—	$—	$20,065
Ending balance: collectively evaluated for impairment	$53,169	$284,822	$46,165	$46,906	$14,623	$48,292	$—	$493,977

The following table shows the loan portfolio allocated by management’s internal risk ratings at December 31, 2010 (in thousands):

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Real Estate Commercial	Real Estate Construction	Total
Grade:
Pass	$43,773	$259,929	$22,872	$326,574
Special Mention	3,531	2,214	10,171	15,916
Substandard	7,203	29,371	16,049	52,623
Doubtful	132	—	—	132
Total	$54,639	$291,514	$49,092	$395,245

	Consumer Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Real Estate Mortgage	Real Estate Construction	Other	Total
Grade:
Pass	$43,655	$670	$47,790	$92,115
Special Mention	482	—	—	482
Substandard	5,589	5,419	502	11,510
Doubtful	—	—	—	—
Total	$49,726	$6,089	$48,292	$104,107

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
Installment
Grade:
Performing	$14,499
Non-performing	191
$14,690

The following table shows an ageing analysis of the loan portfolio by the time past due at December 31, 2010 (in thousands):

	Accruing Interest
	Current	30-89 Days Past Due	Nonaccrual	Total

Commercial	$53,010	$159	$1,470	$54,639
Real estate - commercial	284,788	34	6,692	291,514
Real estate - construction	46,165	—	9,016	55,181
Real estate - mortgage	46,068	838	2,820	49,726
Installment	14,450	173	67	14,690
Other	48,258	34	—	48,292
Total	$492,739	$1,238	$20,065	$514,042

The following table shows information related to impaired loans at and for the year ended December 31, 2010 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial	$1,121	$1,466	$—	$1,531	$—
Real estate - commercial	2,602	2,794	—	2,793	—
Real estate - construction	7,409	10,083	—	10,064	—
Residential:
Real estate - mortgage	1,557	1,611	—	1,679	—
Real estate - construction	1,607	3,516	—	3,508	—
Consumer	67	67	—	68	—
With an allowance recorded:
Commercial:
Commercial	349	363	327	370	—
Real estate - commercial	4,090	4,178	563	4,252	—
Residential:
Real estate - mortgage	1,263	1,265	153	1,563	—
Total
Commercial	$15,571	$18,884	$890	$19,010	$—
Residential	$4,427	$6,392	$153	$6,750	$—
Consumer	$67	$67	$—	$68	$—

The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings or whose loans were in nonaccrual.

At December 31, 2009, the recorded investment in impaired loans was approximately $46,598,000. The Company had $3,043,000 of specific allowance for loan losses on impaired loans of $10,015,000 at December 31, 2009. For the years ended December 31, 2009 and 2008, the average recorded investment in impaired loans was approximately $41,323,000 and $21,864,000. During the portion of the year that the loans were impaired, the Company recognized interest income of approximately $130,000 and $25,000 for cash payments received in 2009 and 2008, respectively.

Nonperforming loans include all such loans that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans at December 31 are summarized as follows (in thousands):

	2010	2009
Nonaccrual loans	$20,065	$46,598
Loans 90 days past due but still accruing interest	—	—
Total nonperforming loans	$20,065	$46,598

Interest income forgone on nonaccrual loans approximated $2,096,000, $2,143,000 and $2,305,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

5.  PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31 are summarized as follows (in thousands):

	2010	2009
Land	$2,309	$2,309
Building and building improvements	8,022	8,297
Furniture, fixtures and equipment	12,790	19,837
Leasehold improvements	3,497	3,644
Construction in process	30	30
	26,648	34,117
Less: Accumulated depreciation/amortization	17,849	23,798
Premises and equipment, net	$8,799	$10,319

Depreciation and amortization included in occupancy and equipment expense totaled $1,535,000, $1,950,000 and $2,084,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

6. OTHER ASSETS

Major classifications of other assets at December 31 were as follows (in thousands):

	2010	2009
Deferred taxes, net	$12,511	$11,921
Federal and state tax receivable	1,950	6,038
Prepaid expenses	1,038	1,470
Mortgage servicing asset	708	712
Other	1,664	1,415
Total other assets	$17,871	$21,556

Originated mortgage servicing assets totaling $313,000, $544,000 and $63,000 were recognized during the years ended December 31, 2010, 2009 and 2008, respectively. Amortization of mortgage servicing assets totaled $317,000, $374,000 and $198,000 for the years ended December 31, 2010, 2009 and 2008, respectively. There were no impairment charges to mortgage servicing assets during the years ended December 31, 2010, 2009 and 2008.

7.  DEPOSITS

The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $97,277,000 and $126,094,000 at December 31, 2010 and 2009, respectively. Interest expense incurred on such time certificates of deposit was $2,250,000, $3,886,000 and $4,526,000 for the years ended December 31, 2010, 2009 and 2008. At December 31, 2009, the scheduled maturities of all time deposits were as follows (in thousands):

Years	Amount
2011	$160,283
2012	58,396
2013	4,906
2014	4,971
2015	18
$228,574

8.  LINES OF CREDIT

At December 31, 2010, the Company had the following lines of credit with correspondent banks to purchase federal funds (in thousands):

Description	Amount	Expiration
Secured:
Secured fed funds	$10,000	6/30/2011
First deeds of trust on eligible 1-4 unit residential loans	$81,492	Monthly
Securities backed credit program	$179,249	Monthly
Loans and discount -securities	$9,964	Monthly

The Company did not have outstanding balances for FHLB advances or Federal Funds purchased at December 31, 2010 and 2009.

9.  SUBORDINATED DEBENTURES

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

On November 9, 2009, the Company elected to defer the payment of interest on the Company’s Junior Subordinated Deferrable Interest Debentures Due 2031 (the “2031 Debentures”) issued to North Valley Capital Trust I in 2001; the Company’s Floating Rate Junior Subordinated Debt Securities Due 2033 (the “2033 Debentures”) issued to North Valley Capital Trust II in 2003; the Company’s Floating Rate Junior Subordinated Debt Securities Due 2034 (the “2034 Debentures”) issued to North Valley Capital Trust III in 2004; and the Company’s Junior Subordinated Debt Securities Due 2036 (the “2036 Debentures”) issued to North Valley Capital Statutory Trust IV in 2005. The 2031, 2033, 2034 and 2036 Debentures are administered under the terms and conditions of four separate Indentures and the Company gave notice of deferral to each Indenture Trustee on November 12, 2009, and has given proper notice of deferral each subsequent payment period.

The obligation to pay interest on the Debentures is cumulative and will continue to accrue, currently at a fixed rate of 10.25% on the 2031 Debentures, variable rate of 3.54% on the 2033 Debentures, variable rate of 3.09% on the 2034 Debentures and a fixed rate of 6.16% (until March 2011, then it becomes a variable rate based on three-month LIBOR plus 1.33%) on the 2036 Debentures. Interest is generally set at variable rates based on the three-month LIBOR, reset and payable quarterly, plus 3.25% for the 2033 Debentures, and plus 2.80% for the 2034 Debentures. At December 31, 2010 and 2009, the Company had recorded accrued and unpaid interest payments of $2,904,000 and $714,000, respectively.

The trust preferred securities issued by the trusts are currently included in Tier 1 capital in the amount of $28,263,000 and in Tier 2 capital in the amount of $2,737,000 for purposes of determining Leverage, Tier 1 and Total Risk-Based capital ratios.

The following table summarizes the terms of each subordinated debenture issuance (dollars in thousands):

			Fixed or
	Date		Variable	Current	Rate	Redemption	Amount at December 31,
Series	Issued	Maturity	Rate	Rate	Index	Date	2010	2009
North Valley Capital Trust I	7/16/01	7/25/31	Fixed	10.25%	N/A	7/25/11	$10,310	$10,310
North Valley Capital Trust II	4/10/03	4/24/33	Variable	3.54%	LIBOR + 3.25%	4/24/08	6,186	6,186
North Valley Capital Trust III	5/5/04	4/24/34	Variable	3.09%	LIBOR + 2.80%	7/23/09	5,155	5,155
North Valley Capital Statutory Trust IV	12/29/05	3/15/36	Variable	6.16%	LIBOR + 1.33%	3/15/11	10,310	10,310
							$31,961	$31,961

Deferred costs related to the Subordinated Debentures, which are included in other assets in the accompanying consolidated balance sheet, totaled $68,000 and $133,000 at December 31, 2010 and 2009, respectively. Amortization of the deferred costs was $65,000, $73,000 and $90,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

10. INCOME TAXES

The (benefit) provision for income taxes for the years ended December 31, was as follows (in thousands):

	2010	2009	2008
Current tax (benefit) provision:
Federal	$(228)	$(5,275)	$(1,665)
State	3	(190)	(236)
Total	(225)	(5,465)	(1,901)
Deferred tax (benefit) provision:
Federal	(3,862)	(997)	(605)
State	(1,398)	(2,932)	(1,169)
Establishment of a valuation allowance	4,500	—	—
Total	(760)	(3,929)	(1,774)
Total benefit for income taxes	$(985)	$(9,394)	$(3,675)

Current and deferred tax benefits for the years ended December 31, 2010, 2009, and 2008 was $985,000, $9,394,000 and $3,675,000, respectively. The primary component of the tax benefit is attributable to timing differences in the allowance for loan losses. During 2010, the Company recorded a valuation allowance of $4,500,000 against the Company’s deferred tax asset which reduced the tax benefit recognized in 2010. At December 31, 2010, the Bank had Federal and State net operating loss carryforwards (NOLs) for tax purposes of approximately $7,865,000 and $27,328,000, respectively. The State of California has suspended the utilization of NOLs for all businesses with taxable income of $300,000 or more in 2010 and 2011. The Company’s Federal NOLs will expire in 2031 and its California NOLs will expire in 2032 if not fully utilized.

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company conducted an analysis to assess the need for a valuation allowance at December 31, 2010. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. A valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of its analysis, the Company considered the following positive evidence:

●	The Company had a long history of earnings profitability prior to the current economic downturn.
●	The Company is projecting future taxable income sufficient to utilize all its Federal net operating loss carryforwards prior to expiration.
●	The size of loan credits in the Company’s pipeline of potential problem loans has significantly decreased.
●	Certain tax planning strategies are available to the Company that, if implemented, would generate additional taxable income.
●	The Federal Reserve has indicated that the economy has exited the recession.

As part of its analysis, the Company considered the following negative evidence:

●	The Company recorded a net loss in 2010 and a cumulative loss for the three year period ended December 31, 2010.
●	The Company did not meet its financial goals in 2009 or 2010.
●	The Company had higher than expected OREO expenses in 2010.
●	The Company may not meet its projections concerning future taxable income.

For purposes of establishing a deferred tax valuation allowance, the Company considers its inability to meet its financial goals in 2010 and its current pre-tax loss as significant, objective evidence that the Company may not be able to realize some portion of its deferred tax assets in the future. Higher than expected OREO expenses in 2010 provided further evidence that some of the tax benefits had met the “more likely than not” standard and may not be realized. Management also considered available tax planning strategies, the scheduled reversal of deferred tax assets and liabilities, and the nature and amount of historical and projected future taxable income that provide positive evidence that some of the tax benefits will be realizable. Accordingly, the Company established a partial valuation allowance of $4,500,000 in 2010 to reflect the portion of the deferred tax assets that the Company determined to be more likely than not that it will not be realized.

The effective federal tax rate for the years ended December 31, differs from the statutory tax rate as follows:

	2010	2009	2008
Federal statutory income tax rate	(35.0%)	(35.0%)	(35.0%)
State income taxes net of Federal income tax benefit	25.9%	(5.8%)	(16.7%)
Tax exempt income	(8.9%)	(1.8%)	(13.1%)
Establishment of a valuation allowance	3.1%	—	—
Reduction in FIN 48 reserve	—	—	(4.3%)
Impairment of goodwill	—	15.1%	—
Other	1.3%	0.8%	1.9%
Effective (benefit) tax rate	(13.6%)	(26.7%)	(67.2%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset at December 31 are as follows (in thousands):

	2010	2009
Deferred tax assets:
Allowance for loan losses	$6,873	$8,498
Accrued pension obligation	2,354	2,288
Underfunded pension obligation	319	330
Deferred compensation	812	982
Deferred loan fees and costs	152	124
Discount on acquired loans	64	88
Unrealized loss on available for sale securities	246	405
Stock based compensation	113	96
Tax credits	1,309	1,003
Net operating loss	5,715	1,861
Capital loss	489	648
Other real estate owned	1,790	481
Other	376	171
Total deferred tax assets before valuation allowance	20,612	16,975
Valuation allowance	4,500	—
Total deferred tax assets	$16,112	$16,975
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	1,191	1,454
FHLB stock dividend	410	410
Originated mortgage servicing rights	324	326
Core deposit intangibles	21	—
Market to market adjustment	275	452
California franchise tax	951	1,958
Other	429	454
Total deferred tax liabilities	$3,601	$5,054
Net deferred tax asset	$12,511	$11,921

The Company and its subsidiaries file income tax returns in the United States and California jurisdictions. There are currently no pending federal tax examinations by tax authorities. With few exceptions, the Company is no longer subject to examination by federal taxing authorities for the years ended before December 31, 2006 and by state and local taxing authorities for years before December 31, 2005. The Company’s primary market areas are designated as “Enterprise Zones” and the Company receives tax credits for hiring individuals in these markets and receives an interest deduction for loans made in designated enterprise zones. The tax credits and interest deductions are significant to the Company in reducing its effective tax rate. These positions could be challenged by the California Franchise Tax Board, and an unfavorable adjustment could occur. The California Franchise Tax Board is currently conducting examinations of the State of California returns for 2003, 2004, 2007 and 2008.

The Company determined its unrecognized tax benefit to be $480,000 at December 31, 2010 and 2009. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009
Beginning balance	$480	$465
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	15
Reductions for tax positions of prior years	—	—
Settlements	—	—
Ending balance	$480	$480

During the year ended December 31, 2010, the Company was not assessed any interest and penalties. The Company had approximately $22,000 and $34,000 for the payment of interest and penalties accrued at December 31, 2010 and 2009, respectively.

11.  RETIREMENT AND DEFERRED COMPENSATION PLANS

Substantially all employees with at least one year of service participate in a Company-sponsored employee stock ownership plan (ESOP). The Company made discretionary contributions to the ESOP of $40,000, $40,000 and $150,000 for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, the ESOP owned approximately 40,410 and 39,200, respectively, shares of the Company’s common stock.

The Company maintains a 401(k) plan covering employees who have completed 1,000 hours of service during a 12-month period and are age 21 or older. Voluntary employee contributions are partially matched by the Company. The Company made contributions to the plan for the years ended December 31, 2009 and 2008 of $95,000 and $267,000, respectively. On September 30, 2009, the Company elected to suspend the Company match to the employee 401(k) plan.

The Company has a nonqualified executive deferred compensation plan for key executives and directors. Under this plan, participants voluntarily elect to defer a portion of their salary, bonus or fees and the Company is required to credit these deferrals with interest. The Company’s deferred compensation obligation of $1,771,000 and $2,142,000 as of December 31, 2010 and 2009, respectively, is included in accrued interest payable and other liabilities. The interest cost for this plan was $150,000, $190,000 and $278,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has a supplemental retirement plan for key executives, certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and holds policies with cash surrender values of $33,871,000 and $32,745,000 at December 31, 2010 and 2009, respectively. The related accrued pension obligation of $5,910,000 and $5,795,000 as of December 31, 2010 and 2009, respectively, is included in accrued interest payable and other liabilities.

The following tables set forth the status of the nonqualified supplemental retirement defined benefit pension plans at or for the year ended December 31 (in thousands):

	Pension Benefits
	2010	2009
Change in projected benefit obligation (PBO)
Benefit obligation at the beginning of the year	$5,795	$5,264
Service cost	—	405
Interest cost	340	335
Benefit payments	(243)	(228)
Actuarial loss	18	19
Projected benefit obligation at end of year	$5,910	$5,795
Accumulated benefit obligation at end of year	$4,553	$4,349
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	243	228
Benefit payments	(243)	(228)
Fair value of plan assets at end of year	$—	$—
Funded status	$(5,910)	$(5,795)
Items not yet recognized as a component of net periodic pension cost
Development of prior service cost
Prior year balance	82	113
Current year amortization	(31)	(31)
Prior service cost arising during current period	51	82
Development of actuarial loss
Prior year balance	722	722
Current year amortization	(15)	(19)
Loss arising during current period	18	19
Actuarial loss	725	722
Sum of deferrals	776	804
Amounts recognized in statements of financial position consist of:
Current liability	$(251)	$(241)
Noncurrent liability	(5,659)	(5,554)
Total pension liability	(5,910)	(5,795)
Accumulated other comprehensive income	776	804
Net amount recognized	$(5,134)	$(4,991)

Assumptions used to determine benefit obligations as of the end of fiscal year
Measurement Date	12/31/2010	12/31/2009
Discount rate	5.25%	6.00%
Expected return on assets	N/A	N/A
Rate of compensation increase	8.00%	8.00%

Components of net periodic benefits cost	2010	2009	2008
Service cost	$—	$405	$548
Interest cost	340	335	300
Amortization of prior service cost	31	31	31
Amortization of actuarial loss	16	19	48
Net periodic benefit cost	$387	$790	$927
Other comprehensive loss	$(28)	$(31)	$(63)

Amounts included in accumulated other comprehensive income expected to be recognized during the next fiscal year
Prior service cost	$31	$31	$31
Actuarial loss	$16	$14	$19

Assumptions used in computing net periodic benefit cost
Measurement Date	12/31/2009	12/31/2008
Discount rate	6.00%	6.50%
Expected return on assets	N/A	N/A
Rate of compensation increase	8.00%	8.00%

On October 1, 2009, the Company entered into an agreement to “freeze” vested benefits under the North Valley Bancorp Salary Continuation Plan (Amended and Restated Effective January 1, 2007) with respect to each active officer currently participating in the Plan, and suspend the accrual for service costs. Estimated costs expected to be accrued in 2011 are $351,000. The following table presents the benefits expected to be paid under the plan in the periods indicated (in thousands):

Year	Pension Benefits
2011	$250
2012	250
2013	270
2014	279
2015	302
2016 - 2019	4,442

12.  STOCK-BASED COMPENSATION

During 2010 and 2009, the Board of Directors elected to forego their 180 share retainer grant for 2010 and 2009. During 2008 each director was awarded 180 shares of common stock, resulting in an additional 1,440 shares being issued each year. Compensation cost related to these awards was recognized based on the fair value of the shares at the date of the award.

Under the Company’s stock option plans as of December 31, 2010, 86,670 shares of the Company’s common stock are available for future grants to directors and employees of the Company. Under the Director Plan, options may not be granted at a price less than 85% of fair market value at the date of the grant. Under the Employee Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under both plans, options may be exercised over a ten year term. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted in the fourth quarter in 2008 the vesting period is five years. A summary of outstanding stock options follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding January 1, 2008	144,719	$53.73
Granted	78,112	38.36
Exercised	(15,110)	34.30
Expired or canceled	(10,260)	62.35
Outstanding December 31, 2008	197,461	48.69
Granted	3,900	17.75
Exercised	—	—
Expired or canceled	(47,586)	39.30
Outstanding December 31, 2009	153,775	50.81
Granted	—	—
Exercised	—	—
Expired or canceled	(1,680)	31.59
Outstanding December 31, 2010	152,095	$51.02	5 years	$—
Fully vested and exercisable at December 31, 2010	107,135	$57.01	4 years	$—
Options expected to vest	44,960	$36.74	8 years	$—

Information about stock options outstanding at December 31, 2010 is summarized as follows:

Range of Exercise Prices	Options Outstanding	Average Remaining Contractual Life (Years)	Average Exercise Price of Options Outstanding	Options Exercisable	Average Exercise Price of Options Exercisable

$23.95-44.35	25,659	1	$39.49	25,659	$39.49
$47.00-51.20	9,676	2	$49.83	9,676	$49.83
$65.30	6,704	3	$65.30	6,704	$65.30
$78.60-80.90	5,012	4	$78.97	5,012	$78.97
$85.00-99.30	7,504	5	$94.75	7,504	$94.75
$81.00-89.75	8,214	6	$86.63	8,214	$86.63
$100.15-123.75	10,471	7	$101.80	8,375	$101.80
$23.95-65.05	74,955	9	$38.33	35,211	$42.32
$15.75-18.20	3,900	10	$17.75	780	$17.75

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2010. There were no options exercised during the years ended December 31, 2010 and 2009. The intrinsic value of options exercised during the years ended December 31, 2008 totaled $101,000. The total fair value of the shares that vested during the years ended December 31, 2010, 2009 and 2008 totaled $181,000, $227,000 and $316,000, respectively.

The compensation cost that has been charged against income for stock based compensation was $180,000, $228,000 and $352,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $197,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.1 years and will be adjusted for subsequent changes in estimated forfeitures.

Cash received from stock option exercises under the Company’s option plans for 2008 was $518,000 respectively. The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as a cash flow from financing activities in the consolidated statement of cash flows. These excess tax benefits from stock option exercises under the stock option plans totaled $41,000 for 2008.

13. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

There was no difference in the numerator used in the calculation of basic loss per share and diluted loss per share, and there was no difference in the denominator used in the calculation of basic loss per share and diluted loss per share in 2010, 2009 and 2008 due to the net losses in those years. (in thousands)

	2010	2009	2008
Calculation of Basic and Diluted Loss Per Share:
Numerator - net loss	$(24,915)	$(25,852)	$(1,794)
Denominator - weighted average common shares outstanding	3,881	1,499	1,492
Basic loss per share	$(6.42)	$(17.25)	$(1.20)

14. COMPREHENSIVE LOSS

Comprehensive loss includes net loss and other comprehensive loss. The Company’s sources of other comprehensive loss is derived from unrealized gains and losses on investment securities available-for-sale and adjustments to the minimum pension liability. Comprehensive loss is reported on the consolidated statement of changes in stockholders’ equity.

At December 31, the Company’s other comprehensive loss was as follows (in thousands):

	Before Tax	Tax Benefit	After Tax
2010
Other comprehensive loss:
Unrealized holding gains	$386	$(159)	$227
Adjustment on pension plan	$28	$(11)	$17

	Before Tax	Tax Benefit	After Tax
2009
Other comprehensive loss:
Unrealized holding gains	$1,756	$(720)	$1,036
Less: reclassification adjustment for realized gains included in net loss	655	(269)	386
Other comprehensive income on investment securities	$1,101	$(451)	$650

Adjustment to pension plan	$28	$(10)	$18

	Before Tax	Tax Benefit	After Tax
2008
Other comprehensive loss:
Unrealized holding loss	$(4,027)	$1,650	$(2,377)
Less: reclassification adjustment for realized loss included in net loss	(3,386)	1,388	(1,998)
Other comprehensive loss on investment securities	$(641)	$262	$(379)

Adjustment to pension plan	$63	$(26)	$37

15.  COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position or results of its operations or its cash flows.

The Company has operating leases for certain premises and equipment. These leases expire on various dates through 2023 and have various renewal options ranging from 2 to 15 years. Rent expense for such leases for the years ended December 31, 2010, 2009 and 2008 was $1,319,000, $1,512,000 and $1,439,000, respectively.

The following schedule represents the Company’s noncancelable future minimum scheduled lease payments at December 31, 2010 (in thousands):

2011	$970
2012	885
2013	831
2014	701
2015	422
Thereafter	780
Total	$4,589

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $8,741,000 and $5,241,000 at December 31, 2010 and 2009, respectively. At December 31, 2010, commercial and consumer lines of credit and real estate loans of approximately $47,650,000 and $44,169,000, respectively, were undisbursed. At December 31, 2009, commercial and consumer lines of credit and real estate loans of approximately $52,831,000 and $58,589,000, respectively, were undisbursed.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Virtually all of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2010 and 2009. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at December 31, 2010 and 2009, no losses are anticipated as a result of these commitments.

In management’s opinion, a concentration exists in real estate-related loans which represent approximately 77% of the Company’s loan portfolio for years ended December 31, 2010 and 2009. Although management believes such concentrations to have no more than the normal risk of collectibility, a continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

16.   RELATED PARTY TRANSACTIONS

At December 31, 2010 and 2009, certain officers, directors and their associates and principal shareholders were indebted to the Company for loans made on substantially the same terms, including interest rates and collateral, as comparable transactions with unaffiliated parties.

A summary of activity for the years ended December 31, 2010 and 2009 is as follows (in thousands; renewals are not reflected as either new loans or repayments):

	2010	2009
Beginning balance	$5,424	$5,271
Borrowings	943	719
Repayments	(720)	(566)
	$5,647	$5,424

Undisbursed commitments	$1,081	$1,113

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

NVB is also subject to additional capital guidelines under the regulatory framework for prompt corrective action. To be categorized as well capitalized, NVB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. The most recent notifications from the FDIC for NVB as of December 31, 2010 categorized NVB as well-capitalized under these guidelines. There are no conditions or events since that notification that management believes have changed NVB’s category.

Management believes, as of December 31, 2010 and 2009, that the Company and NVB met all capital adequacy requirements to which they are subject. There are no conditions or events since that management believes have changed the categories.

The Company’s and NVB’s actual capital amounts (in thousands) and ratios are also presented in the following tables.

			For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Actual		Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
As of December 31, 2010:
Total capital (to risk weighted assets)	$113,279	17.63%	$51,403	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$102,422	15.94%	$25,702	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$102,422	11.48%	$35,687	4.00%	N/A	N/A

As of December 31, 2009:
Total capital (to risk weighted assets)	$87,791	12.19%	$57,615	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$65,457	9.09%	$28,804	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$65,457	7.16%	$36,568	4.00%	N/A	N/A

North Valley Bank
As of December 31, 2010:
Total capital (to risk weighted assets)	$116,217	18.08%	$51,423	8.00%	$64,279	10.00%
Tier 1 capital (to risk weighted assets)	$108,092	16.82%	$25,706	4.00%	$38,558	6.00%
Tier 1 capital (to average assets)	$108,092	12.11%	$35,703	4.00%	$44,629	5.00%

As of December 31, 2009:
Total capital (to risk weighted assets)	$89,015	12.38%	$57,522	8.00%	$71,902	10.00%
Tier 1 capital (to risk weighted assets)	$79,907	11.11%	$28,769	4.00%	$43,154	6.00%
Tier 1 capital (to average assets)	$79,907	8.80%	$36,321	4.00%	$45,402	5.00%

A written agreement (the final written agreement, as executed by the parties, is herein called the “Written Agreement”) was signed on January 6, 2010 among the Company, NVB and the Federal Reserve Bank of San Francisco (the “Reserve Bank”). Among other things, the Written Agreement provides that the Company and NVB shall submit to the Reserve Bank their continuing plans to enhance lending and credit administration functions, to maintain policies and procedures for the maintenance of an adequate allowance for loan losses, to strengthen the management of commercial real estate concentrations and to update its capital plan in order to maintain capital ratios at or above the required minimums. The Written Agreement also restricts the payment of dividends, any payments on trust preferred securities, certain indemnification and severance payments, and any reduction in capital or the purchase or redemption of stock without the prior approval of the Reserve Bank. Progress reports detailing the form and manner of all actions taken to secure compliance with the Written Agreement must be submitted to the Reserve Bank at least quarterly. This description of the Written Agreement is a summary and does not purport to be a complete description of all of the terms of such agreement and is qualified in its entirety by reference to the copy of the Written Agreement filed with the Securities and Exchange Commission on January 8, 2010 as an exhibit to the Company’s Current Report on Form 8-K.

The Directors and senior management of the Company and NVB agree with the goal of financial soundness represented by the Written Agreement and have taken appropriate action to comply with all requirements (including timelines) specified in the Written Agreement, as follows:

Capital Plan. Within 60 days of signing the Written Agreement, the Company was required to submit to the Reserve Bank a plan to maintain sufficient capital, on a consolidated basis, and the Company and NVB were required to jointly submit to the Reserve Bank a plan to maintain sufficient capital at NVB, as a separate entity. These plans were submitted to the Reserve Bank within the 60-day period, addressing among other things, the Company’s current and future capital needs, including compliance with capital adequacy guidelines for bank holding companies; NVB’s current and future capital needs, including compliance with the capital adequacy guidelines for state member banks; the adequacy of NVB’s capital, taking into account the volume of classified credits, concentrations of credit, the allowance for loan losses, current and projected asset growth and projected retained earnings; the source and timing of additional funds to fulfill the Company’s and NVB’s future capital requirements; and the requirements of Regulation Y, that the Company serve as a source of strength to NVB. The Reserve Bank accepted these plans and the Company completed a capital raise of $40,000,000, (net $37,500,000 after costs) on April 22, 2010 and contributed $33,500,000 of the net proceeds to the capital of NVB.

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

Allowance for Loan losses. Within 60 days of signing the Written Agreement, NVB was required to submit an acceptable program for the maintenance of an adequate Allowance for Loan losses, to be reviewed by NVB’s Board of Directors on at least a quarterly calendar basis with reports regarding such review submitted to the Reserve Bank within 30 days after the end of each calendar quarter. Such a program was submitted to the Reserve Bank within the 60-day period and has been accepted by the Reserve Bank. Quarterly reports have also been timely filed with the Reserve Bank.

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

Management monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period.

Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2010 and 2009 (in thousands):

Recurring Basis

	At December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
Obligations of U.S. government agencies	$21,221	$—	$21,221	$—
Obligations of state and political subdivisions	14,551	—	14,551	—
Government agency mortgage-backed securities	222,569	—	222,569	—
Corporate debt securities	4,303	—	4,303	—
Equity securities	3,000	—	3,000	—
	$265,644	$—	$265,644	$—

	At December 31, 2009
	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
Obligations of U.S. government agencies	$11,471	$—	$11,471	$—
Obligations of state and political subdivisions	15,989	—	15,989	—
Government agency mortgage-backed securities	111,777	—	111,777	—
Corporate debt securities	4,098	—	4,098	—
Equity securities	3,000	—	3,000	—
	$146,335	$—	$146,335	$—

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the year ended December 31, 2010, there were no transfers between Levels 1 and 2.

Nonrecurring Basis

	At December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Impaired loans
Commercial	$1,097	$—	$1,097	$—
Real estate - commercial	3,527	—	3,527	—
Real estate - construction	4,114	—	3,829	285
Real estate - mortgage	1,507	—	1,507	—
Installment	16	—	16	—
Other	—	—	—	—
Other real estate owned	$25,784	—	25,784	—
Total assets measured at fair value on a nonrecurring basis	$36,045	$—	$35,760	$285

	At December 31, 2009
	Fair Value	Level 1	Level 2	Level 3
Impaired loans
Commercial	$—	$—	$—	$—
Real estate - commercial	6,938	—	5,237	1,701
Real estate - construction	13,565	—	5,126	8,439
Real estate - mortgage	503	—	503	—
Installment	32	—	32	—
Other	204	—	204	—
Other real estate owned	12,377	—	11,987	390
Total assets measured at fair value on a nonrecurring basis	$33,619	$—	$23,089	$10,530

Impaired loans - Impaired loans, carried at fair value, which are measured for impairment using the fair value of the collateral for all collateral dependent loans, had a carrying amount of $10,261,000, with a specific reserve of $1,043,000. The value of the impaired loan is periodically assessed by performing a property valuation, which could include a full or limited appraisal, or another alternative valuation method.

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

The following assumptions were used as of December 31, 2010 and December 31, 2009 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

f)	Loans - Commercial loans, residential mortgages and construction loans are segmented by fixed and adjustable rate interest terms, by maturity, and by performing and nonperforming categories.

The fair value of performing loans is estimated by discounting contractual cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Assumptions regarding credit risk, cash flow, and discount rates are determined using available market information.

The fair value of nonperforming loans is estimated by discounting estimated future cash flows using current interest rates with an additional risk adjustment reflecting the individual characteristics of the loans, or using the fair value of underlying collateral for collateral dependent loans as a practical expedient.

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

l)	Accrued Interest Receivable/Payable – The carrying amount of accrued interest receivable and accrued interest payable represents a reasonable estimate of fair value.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FINANCIAL ASSETS
Cash and due from banks	$14,629	$14,629	$19,378	$19,378
Federal funds sold	9,005	9,005	48,250	48,250
Time deposits at other financial institutions	459	459	425	425
FHLB, FRB and other securities	7,141	7,141	5,833	5,833
Securities:		—
Available for sale	265,644	265,644	146,335	146,335
Held to maturity	6	6	9	9
Loans	498,473	514,284	583,878	593,278
Bank owned life insurance	33,871	33,871	32,745	32,745
Mortgage servicing assets	708	694	712	642
Accrued interest receivable	2,713	2,713	2,565	2,565

FINANCIAL LIABILITIES
Deposits	$753,790	$755,514	$787,809	$790,803
Subordinated debentures	31,961	18,178	31,961	22,005
Accrued interest payable	3,052	3,052	1,100	1,100

19. OTHER NONINTEREST EXPENSES

The major classifications of other noninterest expenses for the years ended December 31 were as follows (in thousands):

	2010	2009	2008
Data processing	$2,206	$2,165	$2,349
Professional services	1,704	1,212	1,305
ATM and on-line banking	1,120	1,107	1,040
Loan expense	621	870	575
Marketing expense	615	573	938
Operations expense	601	580	803
Messenger	570	551	337
Postage	524	591	607
Director expense	458	457	620
Printing and supplies	422	524	693
Amortization of intangibles	146	146	398
Other	3,110	2,175	2,666
	$12,097	$10,951	$12,331

20. PARENT COMPANY ONLY - CONDENSED FINANCIAL INFORMATION

The condensed financial statements of the Company are presented below (in thousands):

CONDENSED BALANCE SHEET
DECEMBER 31, 2010 AND 2009

	2010	2009
Assets
Cash and cash equivalents	$3,092	$1,153
Investments in banking subsidiaries	113,655	83,561
Investments in other subsidiaries	2	2
Investment in unconsolidated subsidiary grantor trusts	961	961
Other assets	3,028	948
Total assets	$120,738	$86,625

Liabilities and stockholders’ equity
Subordinated debentures	$31,961	$31,961
Other liabilities	4,799	2,362
Stockholders’ equity	83,978	52,302
Total liabilities and stockholders’ equity	$120,738	$86,625

CONDENSED STATEMENT OF LOSS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
Income:
Dividends from subsidiaries	$—	$3,000	$4,000

Expense:
Interest on subordinated debentures	2,124	2,087	2,340
Legal and accounting	722	543	517
Other	1,573	1,630	1,679
Tax benefit	(1,965)	(1,753)	(1,796)
Total expense	2,454	2,507	2,740
Income before equity in undistributed loss of subsidiaries	(2,454)	493	1,260
Equity in undistributed loss of subsidiaries	(3,794)	(26,345)	(3,054)
Net loss	(6,248)	(25,852)	(1,794)
Preferred stock discount	(18,667)	—	—
Net loss available to common shareholders	$(24,915)	$(25,852)	$(1,794)

CONDENSED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(6,248)	$(25,852)	$(1,794)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in undistributed loss of subsidiaries	3,794	26,345	3,054
Stock-based compensation expense	36	228	352
Effect of changes in:
Other assets	(2,080)	982	(1,831)
Other liabilities	2,437	(1,612)	966
Net cash (used in) provided by operating activities	(2,061)	91	747
Cash flows from investing activities
Investments in subsidiaries	(33,500)	(2,000)	—
Cash flows from financing activities
Cash dividends paid	—	—	(2,988)
Exercise of stock options, including tax benefit	—	—	559
Proceeds from issuance of preferred stock, net of costs	37,500	—	—
Net cash provided by (used in) financing activities	37,500	—	(2,429)
Increase (decrease) in cash and cash equivalents	1,939	(1,909)	(1,682)
Cash and cash equivalents, beginning of year	1,153	3,062	4,744
Cash and cash equivalents, end of year	$3,092	$1,153	$3,062

INDEX TO EXHIBITS

Exhibit No.	Exhibit Name	Sequential Page No
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

*
3(a)
Amended and Restated Articles of Incorporation of North Valley Bancorp (incorporated by reference from Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended June 30, 1998).

*
3(b)
Certificate of Amendment of Amended and Restated Articles of Incorporation of North Valley Bancorp (incorporated by reference from Exhibit 99.108 to the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2006).

*
3(c)
Certificate of Amendment of the Amended and Restated Articles of Incorporation of North Valley Bancorp (incorporated by reference from Exhibit 99.177 on the Company’s Report on Form 8-K filed with the Commission on July 20, 2010).

*
3(d)
Certificate of Amendment of the Amended and Restated Articles of Incorporation re one-for-five reverse stock split effective December 28, 2010 (incorporated by reference from Exhibit 99.181 on the Company’s Report on Form 8-K filed with the Commission on December 29, 2010).

*
3(e)
Certificate of Determination of Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series A (incorporated by reference from Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on April 22, 2010).

*
3(f)	By-laws of North Valley Bancorp, as amended and restated (incorporated by reference from Exhibit 99.109 to the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2006).	*
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

*
10(j)	Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10(i) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1988). **	*
10(k)	Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10(j) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1988). **	*
10(l)	Supplemental Retirement Plan for Directors (incorporated by reference from Exhibit 10(k) to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1988). **	*
10(m)	Deleted.
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
*

10(r)	Indemnification Agreement (incorporated by reference from Exhibit 10 to the Company's Quarterly Report filed with the Commission for the period ended June 30, 1998).	*
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

*
10(kkk)
Fourth Amendment to North Valley Bancorp Employee (401k) Plan, effective January 1, 2006 (incorporated by reference from Exhibit 10(kkk) to the Company’s  Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008). **

*
10(lll)
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

*
10(nnn)
Seventh Amendment to North Valley Bancorp Employee (401k) Plan, effective February 16, 2009 (incorporated by reference from Exhibit 10(nnn) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008). **

*
10(ooo)
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

*
10(bbbb)	Deleted.
10(cccc)
Extension and First Amendment to Lease for 100 “B” Street, Suite 100, Santa Rosa, California, dated November 15, 2008, between North Valley Bank and Sonya Valentina LLC (incorporated by reference from Exhibit 10(cccc) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).

*
10(dddd)
Lease for 793 Redwood Drive, Garberville, California, dated March 1, 2007, between North Valley Bank and Bank of the West and Charles S. Wagner, co-trustees of the Edward H. Wagner Trust and Bank of the West, sole trustee of the Wagner Trust of 1979 (incorporated by reference from Exhibit 10(dddd) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).

*
10(eeee)
Lease for 1640 Central Avenue, McKinleyville, California, dated March 24, 1994, between Six Rivers National Bank and William P. Gross & Ruth R. Gross, as co-trustees of the William P. Gross & Ruth R. Gross 1990 Trust, UTD 10/06/90 (incorporated by reference from Exhibit 10(eeee) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).
*

10(ffff)
Lease for 9934A Deschutes Road, Palo Cedro, California, dated August 15, 1995, between North Valley Bank and Donlon H. Gabrielsen and Agnes H. Gabrielsen as Co-Trustees under the Gabrielsen Family Trust dated October 20, 1992 (incorporated by reference from Exhibit  10(ffff) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).

*
10(gggg)
Sub-Sublease for 3315 Placer Street, Redding, California, dated August 14, 1998, between North Valley Bank and North State Grocery, Inc (incorporated by reference from Exhibit 10(gggg) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).

*
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

*
10(kkkk)	Securities Purchase Agreement dated April 20, 2010 (incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on April 22, 2010).	*
10(llll)
Written Agreement between Fiserv Solutions, Inc. and North Valley Bank dated July 1, 2010 (incorporated by reference from Exhibit 99.176 on the Company’s Report on Form 8-K filed with the Commission on July 2, 2010).

*
10(mmmm)	North Valley Bancorp 401(k) Plan (Restated Effective January 1, 2011).
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

DATE: March 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE	TITLE	DATE

/s/ J. M. Wells, Jr.	Director	March 14, 2011
J. M. Wells, Jr.

/s/ Michael J. Cushman	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2011
Michael J. Cushman

/s/ William W. Cox	Director	March 14, 2011
William W. Cox

/s/ Royce L. Friesen	Director	March 14, 2011
Royce L. Friesen

/s/ Dan W. Ghidinelli	Director	March 14, 2011
Dan W. Ghidinelli

/s/ Kevin D. Hartwick	Director	March 14, 2011
Kevin D. Hartwick

/s/ Roger B. Kohlmeier	Director	March 14, 2011
Roger B. Kohlmeier

/s/ Martin A. Mariani	Director	March 14, 2011
Martin A. Mariani

/s/ Dolores M. Vellutini	Director	March 14, 2011
Dolores M. Vellutini

/s/ Kevin R. Watson	Executive Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	March 14, 2011
Kevin R. Watson