Form 10-Q
period 2011-03-31
NORTH VALLEY BANCORP
filed 2011-05-12
CIK 353191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2011.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Transition Period From ________________ to ______________

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐ No ☐

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

Common Stock – 6,832,492 shares as of May 10, 2011.

INDEX

NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$23,934	$14,629
Federal funds sold	4,740	9,005
Total cash and cash equivalents	28,674	23,634

Time deposits at other financial institutions	459	459
Investment securities available-for-sale, at fair value	289,914	265,644
Investment securities held-to-maturity, at amortized cost	6	6

Loans	494,509	513,466
Less: Allowance for loan losses	(14,471)	(14,993)
Net loans	480,038	498,473

Premises and equipment, net	8,552	8,799
Accrued interest receivable	2,648	2,713
Other real estate owned	23,319	25,784
FHLB and FRB stock and other nonmarketable securities	7,141	7,141
Bank-owned life insurance policies	34,136	33,871
Core deposit intangibles, net	510	546
Other assets	18,418	17,871

TOTAL ASSETS	$893,815	$884,941

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$153,062	$155,499
Interest-bearing	605,573	598,291
Total deposits	758,635	753,790

Accrued interest payable and other liabilities	18,460	15,212
Subordinated debentures	31,961	31,961
Total liabilities	809,056	800,963

Commitments and contingencies (Note J)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; no shares outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, no par value: authorized 60,000,000 shares; outstanding 6,832,492 at March 31, 2011 and December 31, 2010, respectively	98,159	98,128
Accumulated deficit	(12,938)	(13,337)
Accumulated other comprehensive loss, net of tax	(462)	(813)
Total stockholders’ equity	84,759	83,978

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$893,815	$884,941

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share data)
	For the three months ended March 31,
	2011	2010
INTEREST INCOME:
Interest and fees on loans	$7,450	$8,616
Interest on investments:
Taxable interest income	1,795	1,049
Nontaxable interest income	165	178
Interest on federal funds sold and repurchase agreements	8	32
Total interest income	9,418	9,875

INTEREST EXPENSE:
Deposits	1,082	2,019
Subordinated debentures	530	514
Total interest expense	1,612	2,533

NET INTEREST INCOME	7,806	7,342

PROVISION FOR LOAN LOSSES	1,000	782

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,806	6,560

NONINTEREST INCOME:
Service charges on deposit accounts	1,166	1,481
Other fees and charges	1,121	1,031
Earnings on cash surrender value of life insurance policies	330	346
Gain on sale of loans, net	256	49
Loss on sales or calls of securities, net	(10)	—
Other	290	105
Total noninterest income	3,153	3,012

NONINTEREST EXPENSES:
Salaries and employee benefits	4,717	4,287
Occupancy expense	692	734
Furniture and equipment expense	296	423
FDIC and state assessments	443	706
Other real estate owned expense	452	850
Other	2,871	3,237
Total noninterest expenses	9,471	10,237

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	488	(665)

PROVISION (BENEFIT) FOR INCOME TAXES	89	(353)

NET INCOME (LOSS)	$399	$(312)

Per Share Amounts
Basic and Diluted Earnings (Loss) Per Share	$0.06	$(0.21)

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands except per share data)
	For the three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$399	$(312)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	319	443
Amortization of premium on securities, net	459	202
Amortization of core deposit intangible	36	36
Provision for loan losses	1,000	782
Net losses on sale and write-down of other real estate owned	366	794
Gain on sale of loans	(256)	(49)
Loss on sales or calls of securities	10	—
Loss on sale of premises and equipment	1	125
Stock-based compensation expense	31	48
Effect of changes in:
Accrued interest receivable	65	115
Other assets	(1,055)	(599)
Accrued interest payable and other liabilities	3,248	1,337
Net cash provided by operating activities	4,623	2,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(40,077)	—
Proceeds from maturities/calls of available-for-sale securities	15,932	6,193
Proceeds from maturities/calls of held-to-maturity securities	—	1
Net decrease in loans	16,875	16,859
Proceeds from sales of other real estate owned	2,915	1,432
Purchases of premises and equipment	(73)	(147)
Net cash (used in) provided by investing activities	(4,428)	24,338

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	4,845	1,523
Net cash provided by financing activities	4,845	1,523

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,040	28,783
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,634	67,628
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,674	$96,411

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$1,069	$1,986
Income taxes (refunded) paid	—	—

Noncash investing and financing activities:
Net change in unrealized gain on available-for-sale investment securities	$351	$1,095
Transfer from loans to other real estate owned	$816	$2,847

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein.  Management believes that the disclosures are adequate to make the information not misleading.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2011.

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

The Indentures provide generally that the payment of interest is deferrable, at the option of the Company, for up to 20 consecutive quarters (or 10 consecutive semi-annual periods).  Nonpayment of interest for more than 20 consecutive quarters (or 10 semi-annual periods) is an event of default pursuant to which the payment of principal and interest may be accelerated by the Indenture Trustee.  As of March 31, 2011, the Company had deferred the payment of interest for a total of six consecutive quarters.

This deferral of interest was the first time that the Company has deferred payment of interest on the Debentures.  The obligation to pay interest on the Debentures is cumulative and will continue to accrue, currently at a fixed rate of 10.25% on the 2031 Debentures, variable rate of 3.55% on the 2033 Debentures, variable rate of 3.10% on the 2034 Debentures and a fixed rate until March 15, 2011 of 6.16%, then converted to variable rate of 1.64%, on the 2036 Debentures.  Interest is generally set at variable rates based on the three-month LIBOR, reset and payable quarterly, plus 3.25% for the 2033 Debentures, plus 2.80% for the 2034 Debentures and plus 1.33% for the 2036 Debentures.  As of March 31, 2011, the amount of accrued interest payable on the Debentures was $3,450,000.

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

Management has determined that since all of the banking products and services offered by the Company are available in each branch of NVB, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate NVB branches and report them as a single operating segment.  No single customer accounts for more than ten percent of revenues for the Company or NVB.

NOTE B – INVESTMENT SECURITIES

At March 31, 2011 and December 31, 2010, the amortized cost of securities and their approximate fair value were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2011
Available-for-Sale:
Obligations of U.S. government agencies	$15,072	$144	$—	$15,216
Obligations of state and political subdivisions	14,386	489	(181)	14,694
Government agency mortgage-backed securities	251,463	2,815	(2,013)	252,265
Corporate debt securities	6,000	—	(1,252)	4,748
Equity securities	3,000	—	(9)	2,991
	$289,921	$3,448	$(3,455)	$289,914
Held-to-Maturity:
Government agency mortgage-backed securities	$6	$—	$—	$6

December 31, 2010
Available-for-Sale:
Obligations of U.S. government agencies	$21,096	$135	$(10)	$21,221
Obligations of state and political subdivisions	14,342	435	(226)	14,551
Government agency mortgage-backed securities	221,807	2,729	(1,967)	222,569
Corporate debt securities	6,000	—	(1,697)	4,303
Equity securities	3,000	—	—	3,000
	$266,245	$3,299	$(3,900)	$265,644
Held-to-Maturity:
Government agency mortgage-backed securities	$6	$—	$—	$6

For the three months ended March 31, 2011 and 2010 there were no gross realized gains on sales or calls of available for sale securities.  For the three months ended March 31, 2011 there were $10,000 in gross realized losses on sales, impairment or calls of securities categorized as available for sale securities.  For the three months ended March 31, 2010 there were no gross realized losses on sales, impairment or calls of securities categorized as available for sale securities. There were no sales or transfers of held to maturity securities for the three months ended March 31, 2011 and 2010.  For the three months ended March 31, 2011 and 2010 there were $15,932,000 and $6,193,000, respectively, in gross proceeds from maturities or calls of available for sale securities.  For the three months ended March 31, 2011 there were no gross proceeds from maturities or calls of held to maturity securities. For the three months ended March 31, 2010 there were $1,000 in gross proceeds from maturities or calls of held to maturity securities.

At March 31, 2011 and December 31, 2010, securities having fair value amounts of approximately $278,693,000 and $255,199,000, respectively, were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.   Although the Company had no short-term borrowings at March 31, 2011 and December 31, 2010, the Company pledges most of its securities at the Federal Home Loan Bank (“FHLB”) to provide borrowing capacity.  See “Liquidity” on page 33.

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

At March 31, 2011, the Company held $118,543,000 of available for sale investment securities in an unrealized loss position of which $112,885,000 were in an unrealized loss position for less than twelve months and $5,658,000 were in an unrealized loss position and had been in an unrealized loss position for twelve months or more.  Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.  Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be at maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily impaired.

NOTE C – STOCK-BASED COMPENSATION

Stock Option Plans

At March 31, 2011, the Company had two shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan.  The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options.  The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors.  Pursuant to the 1998 Employee Stock Incentive Plan there were outstanding options to purchase 80,759 shares of Common Stock at March 31, 2011. As provided in the 1998 Employee Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008.  As of March 31, 2011, there were options outstanding under the 2008 Stock Incentive Plan for the purchase of 52,738 shares of Common Stock.  A total of 223,877 shares of Common Stock were available for the grant of additional options under the 2008 Stock Incentive Plan at March 31, 2011.  Options for a total of 357,374 shares were authorized to be granted under the two plans at March 31, 2011.

The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan.  The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs.  The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs.  The shares of Common Stock authorized to be granted as options under the 2008 Stock Incentive Plan consist of 276,615 shares of the Company’s Common Stock of which 52,738 shares were outstanding and 223,877 shares remained available for grant at March 31, 2011.  Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year.  Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year.  Each outside director of the Company shall also be eligible to receive a stock award of 180 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director.  Each stock award shall be fully vested when granted to the outside director.  The Board of Directors elected to forego their stock awards for 2010 and 2009.  The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors.  Outstanding options under the plans are exercisable until their expiration.

Stock Option Compensation

There were 1,000 options granted in the three month period ended March 31, 2011.  The weighted average grant date fair value of options granted for the three month period ended March 31, 2011 was $5.29.   There were no options granted in the three month period ended March 31, 2010. For the three month periods ended March 31, 2011 and 2010, the compensation cost recognized for share based compensation was $31,000 and $48,000, respectively.  At March 31, 2011, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $165,000.  This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.0 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock-Based Compensation

Under the Company’s 2008 Stock Incentive Plan as of March 31, 2011, 223,877 shares of the Company’s common stock are available for future grants to directors and employees of the Company. Under the 2008 Stock Incentive Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under all plans, options may be exercised over a ten year term. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted after the fourth quarter in 2008 the vesting period is five years.   A summary of outstanding stock options follows:

			Weighted
		Weighted	Average
		Average	Remaining	Exercise	Aggregate
		Exercise	Contractual	Price	Intrinsic
	Shares	Price	Term	Range	Value ($000)

Outstanding at January 1, 2011	152,095	$51.02	5 years	$15.75-$123.75

Granted	1,000	$8.99		$8.99
Exercised	—	—		—
Expired or Forfeited	(19,598)	$36.85		$15.75-$65.05

Outstanding at March 31, 2011	133,497	$52.79	6 years	$8.99-$123.75	$2
Fully vested and exercisable at March 31, 2011	96,406	$61.93	5 years	$15.75-$123.75	$—
Options expected to vest	37,091	$29.03	8 years	$8.99-$65.05	$2

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of March 31, 2011.  There were no options exercised during the three months ended March 31, 2011 and 2010.

NOTE D – COMPREHENSIVE INCOME

Comprehensive income includes net income (loss) and other comprehensive income.  The Company’s only sources of other comprehensive income are unrealized gains on available for sale investment securities and adjustments to the minimum pension liability.  The Company’s total comprehensive income was as follows (in thousands):

	Three months ended March 31,
	2011	2010
Net income (loss)	$399	$(312)
Other comprehensive gain, net of tax:
Holding gain arising during period	351	646
Total comprehensive income	$750	$334

NOTE E – LOANS

The Company originates loans for business, consumer and real estate activities and for equipment purchases. Such loans are concentrated in the Company’s market areas which consist of Yolo, Placer, Sonoma, Shasta, Humboldt, Mendocino, Trinity and Del Norte Counties and neighboring communities.  Loans decreased $19,027,000 during the first three months of 2011 to $495,015,000 at March 31, 2011 from $514,042,000 at December 31, 2010. At March 31, 2011 compared to December 31, 2010, real estate construction loans decreased by $15,835,000 as the Company continues to reduce its exposure in this loan type and  real estate commercial loans increased by $5,670,000 as the Company is focused on owner-occupied commercial real estate lending.  The Company is also focused on commercial loans, although they decreased by $5,774,000, as loan demand for this product remained soft during the first three months of 2011. Major classifications of loans were as follows (in thousands):

	March 31,	December 31,
	2011	2010
Commercial	$48,865	$54,639
Real estate - commercial	297,184	291,514
Real estate - construction	39,346	55,181
Real estate - mortgage	48,158	49,726
Installment	13,210	14,690
Other	48,252	48,292
	495,015	514,042
Deferred loan fees, net	(506)	(576)
Allowance for loan losses	(14,471)	(14,993)
	$480,038	$498,473

NOTE F – ALLOWANCE FOR LOAN LOSSES

A summary of the allowance for loan losses at March 31, 2011 and 2010 is as follows (in thousands):

	Three months ended March 31,
	2011	2010
Allowance for loan losses at beginning of period	$14,993	$18,539
Loans charged-off	(1,605)	(1,795)
Recoveries on loans previously charged-off	83	182
Provisions for loan losses	1,000	782
Balance of allowance for loan losses at end of period	$14,471	$17,708

Components of allowance for credit losses
Allowance for loan losses	$14,471	$17,708
Reserve for unfunded commitments	241	218
Total allowance for credit losses	$14,712	$17,926

The following table shows the allocation of the allowance for loan losses by portfolio segment (in thousands):

	As of March 31, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2010	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Charge-offs	(874)	(62)	—	(200)	(168)	(301)	—	(1,605)
Recoveries	10	—	—	—	73	—	—	83
Provisions for loan losses	615	610	(370)	163	60	390	(468)	1,000
Balance March 31, 2011	$1,268	$8,987	$1,566	$919	$304	$755	$672	$14,471
Reserve to impaired loans	$87	$784	$—	$54	$—	$—	$—	$925
Reserve to non-impaired loans	$1,181	$8,203	$1,566	$865	$304	$755	$672	$13,546

Loans
Balance March 31, 2011	$48,865	$297,184	$39,346	$48,158	$13,210	$48,252	$—	$495,015
Impaired Loans	$545	$9,078	$3,188	$1,633	$40	$—	$—	$14,484
Non-impaired loans	$48,320	$288,106	$36,158	$46,525	$13,170	$48,252	$—	$480,531

	As of December 31, 2010
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2010	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Reserve to impaired loans	$327	$563	$—	$153	$—	$—	$—	$1,043
Reserve to non-impaired loans	$1,190	$7,876	$1,936	$803	$339	$666	$1,140	$13,950

Loans
Balance December 31, 2010	$54,639	$291,514	$55,181	$49,726	$14,690	$48,292	$—	$514,042
Impaired Loans	$1,470	$6,692	$9,016	$2,820	$67	$—	$—	$20,065
Non-impaired loans	$53,169	$284,822	$46,165	$46,906	$14,623	$48,292	$—	$493,977

The following table shows the loan portfolio allocated by management’s internal risk ratings (in thousands):

	As of March 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$40,074	$3,131	$5,660	$—	$48,865
Real estate - commercial	262,497	2,103	32,584	—	297,184
Real estate - construction	23,665	671	15,010	—	39,346
Real estate - mortgage	44,443	433	3,282	—	48,158
Installment	13,175	—	35	—	13,210
Other	47,963	—	289	—	48,252
Total	$431,817	$6,338	$56,860	$—	$495,015

	As of December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$43,773	$3,531	$7,203	$132	$54,639
Real estate - commercial	259,929	2,214	29,371	—	291,514
Real estate - construction	23,542	10,171	21,468	—	55,181
Real estate - mortgage	43,655	482	5,589	—	49,726
Installment	14,499	—	191	—	14,690
Other	47,790	—	502	—	48,292
Total	$433,188	$16,398	$64,324	$132	$514,042

The following table shows an ageing analysis of the loan portfolio by the amount of time past due (in thousands):

	As of March 31, 2011
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$48,320	$—	$—	$545	$48,865
Real estate - commercial	288,073	33	—	9,078	297,184
Real estate - construction	36,158	—	—	3,188	39,346
Real estate - mortgage	46,062	463	—	1,633	48,158
Installment	12,900	260	10	40	13,210
Other	48,020	232	—	—	48,252
Total	$479,533	$988	$10	$14,484	$495,015

	As of December 31, 2010
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$53,010	$159	$—	$1,470	$54,639
Real estate - commercial	284,788	34	—	6,692	291,514
Real estate - construction	46,165	—	—	9,016	55,181
Real estate - mortgage	46,068	838	—	2,820	49,726
Installment	14,450	173	—	67	14,690
Other	48,258	34	—	—	48,292
Total	$492,739	$1,238	$—	$20,065	$514,042

The following table shows information related to impaired loans at and for the period ended (in thousands):

	As of March 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allocated allowance
Commercial	$402	$375	$—	$380	$—
Real estate - commercial	4,131	4,387	—	4,179	—
Real estate - construction	3,188	7,586	—	3,207	—
Real estate - mortgage	1,273	1,496	—	1,365	—
Installment	40	40	—	53	—
Subtotal	9,034	13,884	—	9,184	—

With allocated allowance
Commercial	143	146	87	146	—
Real estate - commercial	4,947	5,063	784	5,259	—
Real estate - mortgage	360	367	54	364	—
Subtotal	5,450	5,576	925	5,769	—
Total Impaired Loans	$14,484	$19,460	$925	$14,953	$—

	As of December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allocated allowance
Commercial	$1,121	$1,466	$—	$1,531	$—
Real estate - commercial	2,602	2,794	—	2,793	—
Real estate - construction	9,016	13,599	—	13,572	—
Real estate - mortgage	1,557	1,611	—	1,679	—
Installment	67	67	—	68	—
Subtotal	14,363	19,537	—	19,643	—

With allocated allowance
Commercial	349	363	327	370	—
Real estate - commercial	4,090	4,178	563	4,252	—
Real estate - mortgage	1,263	1,265	153	1,563	—
Subtotal	5,702	5,806	1,043	6,185	—
Total Impaired Loans	$20,065	$25,343	$1,043	$25,828	$—

The following table shows information related to Troubled Debt Restructurings for the period ended March 31, 2011 (in thousands):

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Real estate - commercial	4	$3,377	$3,377
Real estate - mortgage	2	441	441

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in the loan portfolio.  In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan loss experience, and the Company’s underwriting policies. The allowance for loan losses is maintained at an amount management considers adequate to cover the probable losses in loans receivable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. The Company also engages a third party credit review consultant to analyze the Company’s loan loss adequacy each calendar quarter. In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

The allowance for loan losses is comprised of several components including the specific, formula and unallocated allowance relating to loans in the loan portfolio.  Our methodology for determining the allowance for loan losses consists of several key elements, which include:

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

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates.  At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors.  If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted.  In addition, the Company’s primary regulators, the Federal Reserve Bank of San Francisco (“FRB”) and the California Department of Financial Institutions, as an integral part of their examination process, review the adequacy of the allowance.  These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

NOTE G – OTHER REAL ESTATE OWNED

The Company had $23,319,000 and $25,784,000 in other real estate owned (“OREO”) at March 31, 2011 and December 31, 2010, respectively.  Below is a table with details of the changes in OREO (in thousands):

OREO
Balance, December 31, 2010	$25,784
Properties transferred in	816
Sales of property	(2,915)
Loss on sale or writedown of property	(366)
Balance at March 31, 2011	$23,319

The following table presents the components of other real estate owned expense for the periods ended March 31, 2011 and 2010 (in thousands):
	March 31,
	2011	2010
Operating expenses	$86	$78
Provision for losses	511	516
Net, (gain)/loss on disposal	(145)	256
Total other real estate owned expense	$452	$850

NOTE H – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.  When a net loss occurs there is no effect on the calculation of diluted loss per share for common stock equivalents because the conversion is anti-dilutive. Outstanding stock options for a total of 133,497 shares were excluded from the diluted earnings per share calculation for the three months ended March 31, 2011 because they were out of the money and considered anti-dilutive.

NOTE I - PENSION PLAN BENEFITS

The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured.  Total contributions paid were $63,000 and $57,000 for the three months ended March 31, 2011 and 2010, respectively.  Effective October 1, 2009, the Company entered into an agreement to “freeze” the vested benefits under the North Valley Bancorp Salary Continuation Plan (amended and restated effective January 1, 2007) with each active officer currently participating in the Plan.  Components of net periodic benefit cost for the Company’s supplemental nonqualified defined benefit plans for the three months ended March 31, 2011 and 2010 are presented in the following table (in thousands):

	Three months ended March 31,
Components of net periodic benefits cost:	2011	2010
Service cost	$—	$—
Interest cost	76	85
Prior service amortization	8	8
Recognized net actuarial loss	4	4
Total components of net periodic cost	$88	$97

NOTE J – COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position, results of its operations or its cash flows.

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $7,786,000 and $8,741,000 at March 31, 2011 and December 31, 2010, respectively.  At March 31, 2011, commercial and consumer lines of credit and real estate loans of approximately $51,861,000 and $41,988,000, respectively, were undisbursed.  At December 31, 2010, commercial and consumer lines of credit and real estate loans of approximately $47,650,000 and $44,169,000, respectively, were undisbursed.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to real estate projects and inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Most of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2011 and December 31, 2010. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. At March 31, 2011, the Company had a reserve for unfunded commitments of $241,000.

A large portion of the loan portfolio of the Company is collateralized by real estate.  At March 31, 2011 and December 31, 2010, real estate served as the principal source of collateral with respect to approximately 78% of the Company’s loan portfolio.  At March 31, 2011, real estate construction loans totaled $39,346,000, or 8% of the total loan portfolio, commercial loans secured by real estate totaled $297,184,000, or 60% of the total loan portfolio, and real estate mortgage loans totaled $48,158,000, or 10% of the total loan portfolio.  See the discussion under “Loan Portfolio” starting on page 27.  A further decline in the state and national economy, in general, combined with further deterioration in real estate values in the Company’s primary operating market areas, would have an adverse effect on the value of real estate as well as other collateral securing loans, plus the ability of certain borrowers to repay their outstanding loans and the overall demand for new loans, and this could have a material impact on the Company’s financial position, results of operations or its cash flows.

NOTE K – INCOME TAXES

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

Net deferred tax assets totaled $12,266,000 and $12,511,000 at March 31, 2011 and December 31, 2010, respectively. The Company evaluates deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results.  The Company is required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period.  Future adjustments to the deferred tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of net deferred tax assets. The realization of deferred tax assets ultimately depends on the existence of sufficient taxable income in the carry back and carry forward periods under the tax law. Due to the Company’s cumulative tax losses in 2009 and 2010, it was determined that as of December 31, 2010, the Company was not able to meet the ‘more likely than not” standard as to realization of a portion of its deferred tax assets and accordingly established a partial valuation allowance of $4,500,000 against such assets.  As of March 31, 2011, the valuation allowance remained unchanged.

NOTE L – FAIR VALUE MEASUREMENTS

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis (in thousands).

	At March 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government agencies	$15,216	$—	$15,216	$—
Obligations of state and political subdivisions	14,694	—	14,694	—
Government agency mortgage-backed securities	252,265	—	252,265	—
Corporate debt securities	4,748	—	4,748	—
Equity securities	2,991	—	2,991	—
	$289,914	$—	$289,914	$—

	At December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government agencies	$21,221	$—	$21,221	$—
Obligations of state and political subdivisions	14,551	—	14,551	—
Government agency mortgage-backed securities	222,569	—	222,569	—
Corporate debt securities	4,303	—	4,303	—
Equity securities	3,000	—	3,000	—
	$265,644	$—	$265,644	$—

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

	At March 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Impaired loans
Commercial	$91	$—	$91	$—
Real estate - commercial	4,893	—	4,893	—
Real estate - construction	3,149	—	2,864	285
Real estate - mortgage	1,311	—	1,311	—
Installment	—	—	—	—
Other	—	—	—	—
Other real estate owned	23,319	—	23,319	—
Total assets measured at fair value on a nonrecurring basis	$32,763	$—	$32,478	$285

	At December 31, 2010
	Fair Value	Level 1	Level 2	Level 3

Impaired loans
Commercial	$1,097	$—	$1,097	$—
Real estate - commercial	3,527	—	3,527	—
Real estate - construction	4,114	—	3,829	285
Real estate - mortgage	1,507	—	1,507	—
Installment	16	—	16	—
Other	—	—	—	—
Other real estate owned	25,784	—	25,784	—
Total assets measured at fair value on a nonrecurring basis	$36,045	$—	$35,760	$285

Impaired Loans - The value of the impaired loan is periodically assessed by performing a property valuation, which could include a full or limited appraisal, or another alternative valuation method.

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

The following assumptions were used as of March 31, 2011 and December 31, 2010 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

f)
Loans - Commercial loans, residential mortgages, construction loans and direct financing leases are segmented by fixed and adjustable rate interest terms, by maturity, and by performing and nonperforming categories.

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

k)
Commitments to Fund Loans/Standby Letters of Credit - The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The differences between the carrying value of commitments to fund loans or standby letters of credit and their fair value are not significant and therefore not included in the following table.

l)	Accrued Interest Receivable/Payable – The carrying amount of accrued interest receivable and accrued interest payable represents a reasonable estimate of fair value.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FINANCIAL ASSETS
Cash and due from banks	$23,934	$23,934	$14,629	$14,629
Federal funds sold	4,740	4,740	9,005	9,005
Time deposits at other financial institutions	459	459	459	459
FHLB, FRB and other securities	7,141	7,141	7,141	7,141
Securities:
Available-for-sale	289,914	289,914	265,644	265,644
Held-to-maturity	6	6	6	6
Loans	480,038	494,083	498,473	514,284
Bank owned life insurance	34,136	34,136	33,871	33,871
Mortgage and SBA servicing assets	743	743	708	694
Accrued interest receivable	2,648	2,648	2,713	2,713

FINANCIAL LIABILITIES
Deposits	$758,635	$760,249	$753,790	$755,514
Subordinated debentures	31,961	18,496	31,961	18,178
Accrued interest payable	3,595	3,595	3,052	3,052

NOTE M - NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends and clarifies existing standards to require additional disclosures regarding fair value measurements.  Specifically, the standard requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  This standard clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities—previously separate fair value disclosures were required for each major category of assets and liabilities.  This standard also clarifies the requirement to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, these disclosures are effective for the year ended December 31, 2010.  The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements became effective for the Company for the year beginning on January 1, 2011.  The Company adopted this new accounting standard as of January 1, 2010 and the impact of adoption was not material to the financial statements.

Disclosures about Credit Quality

In July 2010, the FASB issued FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires more robust and disaggregated disclosures about the credit quality of financing receivables (loans) and allowances for loan losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on and after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this guidance has significantly expanded disclosure requirements related to accounting policies and disclosures related to the allowance for loan losses but did not have an impact on the Company’s financial position, results of operation or cash flows.

Troubled Debt Restructuring

On April 5, 2011 the FASB issued Accounting Standard Update No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (the “ASU”).  The ASU provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (‘TDR”).  The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered troubled debt restructurings.  For purposes of measuring impairment of those receivables, an entity should apply the amendments retrospectively to the beginning of the annual period of adoption effective for interim or annual periods beginning on or after June 15, 2011.

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

Allowance for Loan Losses.  The allowance for loan losses is an estimate of loan losses inherent in the Company’s loan portfolio as of the balance-sheet date.  The allowance is established through a provision for loan losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after loan losses and loan growth.  Credit exposures determined to be uncollectible are charged against the allowance.  Cash received on previously charged off amounts is recorded as a recovery to the allowance.  The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to non-impaired loans.  Non-impaired loans are evaluated collectively for impairment as a group by loan type and common risk characteristics.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  Loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.  For further information on the allowance for loan losses, see Note E to the Notes to Condensed Consolidated Financial Statements.

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

Share Based Compensation.  At March 31, 2011, the Company had two stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan, which are described more fully in Note C to the Notes to Condensed Consolidated Financial Statements.  Compensation cost is recognized on all share-based payments over the requisite service periods of the awards based on the grant-date fair value of the options determined using the Black-Scholes-Merton based option valuation model.  Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. For further information on the computation of the fair value of share-based payments, see Note C to the Notes to Condensed Consolidated Financial Statements.

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

The Company evaluates deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results.  The Company is required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period.  Future adjustments to the deferred tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of net deferred tax assets. The realization of deferred tax assets ultimately depends on the existence of sufficient taxable income in the carry back and carry forward periods under the tax law. Due to the Company’s cumulative tax losses in 2009 and 2010, it was determined that as of December 31, 2010, the Company was not able to meet the ‘more likely than not” standard as to realization of a portion of its deferred tax assets and accordingly established a partial valuation allowance of $4,500,000 against such assets.  As of March 31, 2011, the valuation allowance remained unchanged.

Business Organization

North Valley Bancorp (the “Company”) is a California corporation and a bank holding company for North Valley Bank, a California state-chartered, Federal Reserve Member bank (“NVB”). NVB operates out of its main office located at 300 Park Marina Circle, Redding, California 96001, with twenty-five branches, including two supermarket branches. The Company views its service area as having four distinct markets: the Redding market, the Coastal market, the I-80 Corridor market and the Santa Rosa market.

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

Overview

Financial Results

(in thousands except per share amounts)	Three months ended March 31,
	2011	2010
Net interest income	$7,806	$7,342
Provision for loan losses	1,000	782
Noninterest income	3,153	3,012
Noninterest expense	9,471	10,237
Provision (benefit) for income taxes	89	(353)
Net income (loss)	$399	$(312)

Per Share Amounts
Basic and Diluted Earnings (Loss) Per Share	$0.06	$(0.21)

Annualized Return (Loss) on Average Assets	0.18%	(0.14%)
Annualized Return (Loss) on Average Equity	1.92%	(2.39%)

The Company had net income of $399,000 for the three months ended March 31, 2011, compared to a net loss of $312,000 for the three months ended March 31, 2010.  The net income for three months ended March 31, 2011 compared to the net loss for three months ended March 31, 2010 was primarily attributed to an increase in net interest income and a decrease in noninterest expense.  The Company’s provision for loan losses were $1,000,000 for the three months ended March 31, 2011, compared to a provision for loan losses of $782,000 for the three months ended March 31, 2010.  Net interest income increased $464,000 for the three months ended March 31, 2011, compared to the same period in 2010.  Noninterest income increased $141,000 for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to the recording of gains on sale of SBA loan sales.  Noninterest expense decreased compared to the three months ended March 31, 2010 due to other real estate owned expense and FDIC assessment decreases offset by higher salaries and benefit costs for the three months ended March 31, 2011.

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

Strategic Plan and Budget. Within 60 days of signing the Written Agreement, NVB was also required to submit a business plan and budget for 2010 to improve NVB’s earnings and overall condition. That plan was submitted to the Reserve Bank within the 60-day period and was implemented as agreed. NVB is also required to submit a business plan and budget for each calendar year subsequent to 2010 at least 30 days prior to the beginning of that calendar year. That plan was submitted for 2011 within the required time frame.

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

Management believes the Company and NVB are in compliance with all provisions of the Written Agreement.

Results of Operation

Net Interest Income and Net Interest Margin (fully taxable equivalent basis).

Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $84,000 and $85,000 in taxable-equivalent interest income on tax-free investments for the three month periods ended March 31, 2011 and 2010, respectively.

Net interest income for the three months ended March 31, 2011 was $7,890,000, a $463,000, or 6.2%, increase from net interest income of $7,427,000 for the same period in 2010.  Interest income decreased $458,000, or 4.6%, to $9,502,000 for the three month period ended March 31, 2011 due primarily to a decrease in average loans.  The Company had foregone interest income for the loans placed on nonaccrual status of $259,000 during the three months ended March 31, 2011 compared to $585,000 for the same period in 2010. The average loans outstanding during the three months ended March 31, 2011 decreased $89,080,000, or 15.1%, to $502,431,000.  This lower loan volume decreased interest income by $1,316,000. The average yield earned on the loan portfolio increased 10 basis points to 6.0% for the three months ended March 31, 2011. This increase in yield increased interest income by $150,000. The total decrease to interest income from the loan portfolio was $1,166,000.  The average balance of the investment portfolio increased $135,554,000, or 90.4%, which accounted for a $1,059,000 increase in interest income and a decrease in average yield of the investment portfolio of 65 basis points reduced interest income by $327,000.

Interest expense for the three months ended March 31, 2011 decreased $921,000, or 36.4%, to $1,612,000 compared to the same period in 2010.  The largest decrease to interest expense was in time deposit accounts which decreased $53,057,000 as the average rates paid on these accounts decreased 93 basis points to 1.4% and reduced interest expense by $514,000 while a decrease in the average balances of these accounts decreased interest expense by $302,000. The average rate paid on savings and money market accounts decreased 25 basis points to 0.48% for the three month period ended March 31, 2011 compared to 0.73% for the same period in 2010, resulting in a decrease to interest expense of $133,000.  This decrease was offset partially by higher average balances in savings and money market accounts of $20,760,000, resulting in a $38,000 increase in interest expense.

The net interest margin for the three months ended March 31, 2011 increased 21 basis points to 3.99% from 3.78% for the same period in 2010 and a 23 basis point increase from the 3.76% net interest margin for the linked quarter ended December 31, 2010.

The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)
	Three months ended March 31, 2011			Three months ended March 31, 2010
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$14,210	0.23%	$8	$55,970	0.23%	$32
Investment securities:
Taxable	271,224	2.68%	1,795	134,457	3.16%	1,049
Non-taxable (1)	14,357	7.03%	249	15,570	6.85%	263
Total investments	285,581	2.90%	2,044	150,027	3.55%	1,312
Loans (2)(3)	502,431	6.01%	7,450	591,511	5.91%	8,616
Total earning assets	802,222	4.80%	9,502	797,508	5.06%	9,960

Non earning assets	106,715			97,037
Allowance for loan losses	(14,635)			(18,789)
Total non-earning assets	92,080			78,248

Total assets	$894,302			$875,756

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction accounts	$161,324	0.20%	$78	$157,314	0.27%	$104
Savings and money market	217,535	0.48%	259	196,775	0.73%	354
Time certificates	224,219	1.35%	745	277,276	2.28%	1,561
Other borrowed funds	31,961	6.73%	530	31,961	6.52%	514
Total interest bearing liabilities	635,039	1.03%	1,612	663,326	1.55%	2,533
Demand deposits	155,494			146,988
Other liabilities	19,605			12,561
Total liabilities	810,138			822,875
Shareholders’ equity	84,164			52,881
Total liabilities and shareholders’ equity	$894,302			$875,756
Net interest income			$7,890			$7,427
Net interest spread		3.77%			3.51%
Net interest margin		3.99%			3.78%

(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2) Loans on nonaccrual status have been included in the computations of averages balances.
(3) Includes loan fees of $60 and $51 for the three months ended March 31, 2011 and 2010, respectively.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated.  The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate
(Dollars in thousands)	Three months ended March 31, 2011
	compared with
	Three months ended March 31, 2010
			Total
	Average	Average	Increase
	Volume	Yield/Rate	(Decrease)
Interest Income
Interest on Federal funds sold	$(24)	$—	$(24)
Interest on investments:
Taxable securities	1,079	(333)	746
Nontaxable securities (1)	(20)	6	(14)
Total investments	1,059	(327)	732
Interest on loans	(1,316)	150	(1,166)
Total interest income	(281)	(177)	(458)

Interest Expense
Transaction accounts	$3	$(29)	$(26)
Savings and money market	38	(133)	(95)
Time deposits	(302)	(514)	(816)
Other borrowed funds	—	16	16
Total interest expense	(261)	(660)	(921)

Total change in net interest income	$(20)	$483	$463

(1) Taxable equivalent

Provision for Loan Losses

The provision for loan losses reflects changes in the credit quality of the entire loan portfolio. The provision for loan losses is recorded to bring the allowance for loan losses and the reserve for unfunded commitments to amounts considered appropriate by management based on factors which are discussed under “Allowance for Loan Losses” starting on page 29.

The Company recorded a provision for loan losses of $1,000,000 for the three months ended March 31, 2011, compared to a provision for loan losses of $782,000 for the three months ended March 31, 2010.  The process for determining allowance adequacy and the resultant provision for loan losses includes a comprehensive analysis of the loan portfolio.  Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic environment and activity.  The decision to record the $1,000,000 provision for the three months ended March 31, 2011 reflects management’s assessment of the overall adequacy of the allowance for loan losses including the consideration of the level of nonperforming loans and the overall effect of the slowing economy, particularly in real estate.  Management believes that the current level of allowance for loan losses as of March 31, 2011 of $14,471,000, or 2.9% of total loans, is adequate at this time.  The allowance for loan losses was $14,993,000, or 2.9% of total loans, at December 31, 2010. For further information regarding our allowance for loan losses, see “Allowance for Loan Losses” starting on page 29.

Noninterest Income

The following table is a summary of the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended March 31,
	2011	2010
Service charges on deposit accounts	$1,166	$1,481
Other fees and charges	1,121	1,031
Increase in cash value of life insurance	330	346
Gain on sale of loans	256	49
Loss on sales or calls of securities, net	(10)	—
Other	290	105
Total	$3,153	$3,012

Noninterest income for the quarter ended March 31, 2011 increased $141,000, or 4.7%, to $3,153,000 compared to $3,012,000 for the same period in 2010.  Service charges on deposits decreased by $315,000 to $1,166,000 for the first quarter of 2011 compared to $1,481,000 for the same period in 2010.  All other sources of fees and charges increased by $90,000 to $1,121,000 for the first quarter of 2011 compared to $1,031,000 for the first quarter of 2010.  The Company had a $256,000 gain on sale of loans for the quarter ended March 31, 2011, an increase of $207,000 compared to $49,000 for the same period in 2010, due primarily to a gain on sale of SBA loans of $212,000 in the first quarter of 2011.  Other noninterest income was $290,000 for the quarter ended March 31, 2011 compared to $105,000 for the same period in 2010 as the Company recorded a loss on the sale of assets of $124,000 for the first quarter of 2010 due to the closure of its Fairfield office.

Noninterest Expense

The following table is a summary of the Company’s noninterest expense for the periods indicated (in thousands):

	Three months ended March 31,
	2011	2010
Salaries and employee benefits	$4,717	$4,287
Occupancy expense	692	734
Data processing	675	521
Other real estate owned expense	452	850
FDIC and state assessments	443	706
Professional services	325	692
Furniture and equipment expense	296	423
ATM and on-line banking	288	259
Postage	158	150
Messenger	145	143
Operations expense	142	132
Loan expense	125	120
Printing and supplies	123	104
Marketing expense	119	168
Director expense	102	105
Amortization of intangibles	36	36
Other	633	807
	$9,471	$10,237

Noninterest expense decreased $766,000, or 7.5%, to $9,471,000 for the first quarter of 2011 from $10,237,000 for the first quarter in 2010.  Salaries and employee benefits increased $430,000, for the first quarter of 2011 compared to the first quarter of 2010 due primarily to hiring of production personnel.  Occupancy and furniture and equipment expense decreased $169,000 for the first quarter of 2011 compared to the first quarter of 2010 due to a decrease in depreciation and rent expense.  OREO expense decreased $398,000 to $452,000, for the first quarter of 2011 compared to $850,000 for the same period in 2010, and FDIC and state assessments decreased $263,000 to $443,000 for the first quarter of 2011, compared to $706,000 for the same period in 2010.  Other expense decreased $366,000 to $2,871,000 for the first quarter of 2011 compared to $3,237,000 for the same period in 2010 due to a decrease in professional fees.

Income Taxes

The Company recorded a provision for income taxes for the quarter ended March 31, 2011 of $89,000, resulting in an effective tax rate of 18.2%, compared to a benefit for income taxes of $353,000, or an effective benefit rate of 53.1%, for the quarter ended March 31, 2010. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes.  In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated “Enterprise Zones”.

For the three year period ended March 31, 2011, the Company is in a cumulative pretax loss position. For purposes of establishing a deferred tax valuation allowance, this cumulative pretax loss position is considered significant, objective evidence that the Company may not be able to realize some portion of its deferred tax assets in the future. Management evaluates the Company’s deferred tax assets quarterly for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income. Management also considered available tax planning strategies, the scheduled reversal of deferred tax assets and liabilities, and the nature and amount of historical and projected future taxable income that provide positive evidence that some of the tax benefits will be realizable. Accordingly, the Company established a partial valuation allowance of $4,500,000 in 2010 to reflect the portion of the deferred tax assets that the Company determined to be more likely than not that it will not be realized. As of March 31, 2011, the valuation allowance remained unchanged.

The deferred tax assets will continue to be analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly.

Financial Condition as of March 31, 2011 As Compared to December 31, 2010

Total assets at March 31, 2011 increased $8,874,000, or 1.0%, to $893,815,000, compared to $884,941,000 at December 31, 2010.  Loans, net of deferred loan fees, decreased $18,957,000, or 3.7%, to $494,509,000 at March 31, 2011 from $513,466,000 at December 31, 2010. Investment securities increased $24,270,000, or 9.1%, to $289,920,000 at March 31, 2011 from $265,650,000 at December 31, 2010, and Federal funds sold decreased to $4,740,000 at March 31, 2011 from $9,005,000 at December 31, 2010.  The increase in investment securities was due primarily to a decrease in loans for the first three months of 2011.  Deposits increased $4,845,000, or 0.6%, from December 31, 2010 to $758,635,000 at March 31, 2011.

Loan Portfolio

Loans, the Company’s major component of earning assets, decreased $19,027,000 during the first three months of  2011 to $495,015,000 at March 31, 2011 from $514,042,000 at December 31, 2010.  Real estate construction loans decreased by $15,835,000 as the Company continues to reduce its exposure to construction lending, and commercial loans decreased by $5,774,000, while real estate commercial loans increased by $5,670,000. The remaining loan categories remained relatively unchanged from their December 31, 2010 balances.

	March 31,	December 31,
	2011	2010
Commercial	$48,865	$54,639
Real estate - commercial	297,184	291,514
Real estate - construction	39,346	55,181
Real estate - mortgage	48,158	49,726
Installment	13,210	14,690
Other	48,252	48,292
	495,015	514,042
Deferred loan fees, net	(506)	(576)
Allowance for loan losses	(14,471)	(14,993)
	$480,038	$498,473

The Company’s average loan to deposit ratio was 66.2% for the quarter ended March 31, 2011 compared to 76.0% for the quarter ended March 31, 2010.  The decrease in the Company’s average loan to deposit ratio is driven by the decrease in total average loans of $89,080,000.

Impaired, Nonaccrual, Past Due and Restructured Loans and Other Nonperforming Assets

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

At March 31, 2011 and December 31, 2010, the recorded investment in nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) was approximately $14,494,000 and $20,065,000, respectively. The Company had $925,000 of specific allowance for loan losses on impaired loans of $5,450,000 at March 31, 2011 as compared to $1,043,000 of specific allowance for loan losses on impaired loans of $6,103,000 at December 31, 2010.  Nonperforming loans as a percentage of total loans were 2.9% at March 31, 2011, compared to 3.9% at December 31, 2010.  Nonperforming assets (nonperforming loans and OREO) totaled $37,813,000 at March 31, 2011, a decrease of $8,036,000 from December 31, 2010.  Nonperforming assets as a percentage of total assets were 4.2% at March 31, 2011 compared to 5.2% at December 31, 2010.  If interest on nonaccrual loans had been accrued, such income would have approximated $259,000 and $585,000 for the three months ended March 31, 2011 and 2010, respectively.

The overall level of nonperforming loans decreased $5,571,000 to $14,494,000 at March 31, 2011 from $20,065,000 at December 31, 2010.  During the first quarter of 2011, the Company identified seven loans totaling $3,716,000 as nonperforming loans.  The additions were offset by reductions in nonperforming loans totaling $9,287,000 due primarily to collections received on certain loans and secondarily due to charge-offs and the transfer of three properties to OREO totaling $816,000. Of the seven loans totaling $3,716,000 identified as nonperforming loans during the first quarter of 2011, one relationship represents $3,086,000 of that balance.  This relationship consists of two loans totaling $3,086,000 for a commercial real estate building located in Shasta County.  A specific reserve of $557,000 has been established for this loan.  The remaining five loans in this group that were placed on nonaccrual during the first quarter of 2011 total $630,000 and specific reserves totaling $39,000 have been established for these loans.

Nonperforming assets at March 31, 2011 and December 31, 2010, are summarized as follows (in thousands):

	March 31,	December 31,
	2011	2010
Nonaccrual loans	$14,484	$20,065
Loans 90 days past due or more but still accruing interest	10	—
Total nonperforming loans	14,494	20,065
Other real estate owned	23,319	25,784
Total nonperforming assets	$37,813	$45,849

Nonaccrual loans to total gross loans	2.93%	3.91%
Nonperforming loans to total gross loans	2.93%	3.91%
Total nonperforming assets to total assets	4.23%	5.18%

The composition of nonaccrual loans as of March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010 was as follows (in thousands):

	March		December		September		June
	2011		2010		2010		2010
		% of		% of		% of		% of
	Amount	total	Amount	total	Amount	total	Amount	total
Commercial	$544	3.8%	$1,470	7.3%	$1,106	3.7%	$1,008	2.6%
Real estate - commercial	9,078	62.7%	6,692	33.4%	4,031	13.6%	9,597	25.0%
Real estate - construction	3,189	22.0%	9,016	44.9%	22,044	74.4%	24,463	63.7%
Real estate - mortgage	1,633	11.3%	2,820	14.1%	1,882	6.3%	2,784	7.3%
Installment	40	0.3%	67	0.3%	90	0.3%	56	0.1%
Other	—	—	—	—	490	1.7%	491	1.3%
Total nonaccrual loans	$14,484	100.0%	$20,065	100.0%	$29,643	100.0%	$38,399	100.0%

At March 31, 2011, nonaccrual real-estate-construction loans totaled $3,189,000, or 22.0%, of the nonaccrual loans.  There are five loans that make up the balance.  Charge-offs of $4,336,000 have been taken on these loans and no specific reserves have been established for these loans as of March 31, 2011.  Two of these loans are residential land loans totaling $1,608,000.  Charge-offs of $1,908,000 have been taken on these loans and no specific reserve has been established at March 31, 2011. There are two loans for nonaccrual residential construction development projects totaling $1,541,000.  Charge-offs of $2,428,000 have been taken on these loans and no specific reserves have been established for these loans at March 31, 2011.  The remaining nonaccrual real estate-construction loan was a commercial land loan totaling $40,000.  There have been no charge-offs on any of these loans and no specific reserve has been established.

At March 31, 2011, there were twelve nonaccrual real-estate-commercial loans totaling $9,078,000, or 62.7%, of the nonaccrual loans.  Of this total, $3,086,000 consists of two loans for a commercial real estate building in Shasta County.  A specific reserve of $557,000 has been established for these loans.  The second largest real estate-commercial loan is for multi-tenant light industrial buildings located in Shasta County for $1,807,000.  No specific reserve has been established for this loan. The remaining nine real estate-commercial loans total $4,185,000 (approximate average loan of $465,000).  Charge-offs of $54,000 have been taken on these loans and specific reserves of $227,000 have been established for these loans at March 31, 2011.

At March 31, 2011 there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

At March 31, 2011, net carrying value of other real estate owned decreased $2,465,000 to $23,319,000 from $25,784,000 at December 31, 2010.  During the three months ended March 31, 2011, the Company transferred three properties into OREO totaling $816,000, sold seven OREO properties totaling $2,915,000, recorded gain on sale of OREO of $145,000, and had write-downs of OREO of $511,000. At March 31, 2011, OREO was comprised of twenty-nine properties which are broken down by type as follows: residential construction of $2,167,000, residential land of $15,319,000, commercial land of $382,000, non-farm non-residential properties of $3,668,000 and residential properties of $1,783,000.

Allowance for Loan Losses

A summary of the allowance for loan losses at March 31, 2011 and 2010 is as follows (in thousands):

	Three months ended March 31,
	2011	2010
Allowance for loan losses at beginning of period	$14,993	$18,539
Loans charged-off	(1,605)	(1,795)
Recoveries on loans previously charged-off	83	182
Provisions for loan losses	1,000	782
Balance of allowance for loan losses at end of period	$14,471	$17,708

Components of allowance for credit losses
Allowance for loan losses	$14,471	$17,708
Reserve for unfunded commitments	241	218
Total allowance for credit losses	$14,712	$17,926

The following table shows the allocation of the allowance for loan losses by portfolio segment (in thousands):

	As of March 31, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2010	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Charge-offs	(874)	(62)	—	(200)	(168)	(301)	—	(1,605)
Recoveries	10	—	—	—	73	—	—	83
Provisions for loan losses	615	610	(370)	163	60	390	(468)	1,000
Balance March 31, 2011	$1,268	$8,987	$1,566	$919	$304	$755	$672	$14,471
Reserve to impaired loans	$87	$784	$—	$54	$—	$—	$—	$925
Reserve to non-impaired loans	$1,181	$8,203	$1,566	$865	$304	$755	$672	$13,546

Loans
Balance March 31, 2011	$48,865	$297,184	$39,346	$48,158	$13,210	$48,252	$—	$495,015
Impaired Loans	$545	$9,078	$3,188	$1,633	$40	$—	$—	$14,484
Non-impaired loans	$48,320	$288,106	$36,158	$46,525	$13,170	$48,252	$—	$480,531

	As of December 31, 2010
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2010	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Reserve to impaired loans	$327	$563	$—	$153	$—	$—	$—	$1,043
Reserve to non-impaired loans	$1,190	$7,876	$1,936	$803	$339	$666	$1,140	$13,950

Loans
Balance December 31, 2010	$54,639	$291,514	$55,181	$49,726	$14,690	$48,292	$—	$514,042
Impaired Loans	$1,470	$6,692	$9,016	$2,820	$67	$—	$—	$20,065
Non-impaired loans	$53,169	$284,822	$46,165	$46,906	$14,623	$48,292	$—	$493,977

The above table shows a negative provision for real estate – construction and unallocated segments for the three months ended March 31, 2011.  The reason for the negative provision for real estate – construction segment is due to the decrease in the balance of the construction portfolio of $15,835,000, as well as the decrease in substandard and special mention classifications of real estate – construction loans.  The reason for the negative provision for the unallocated portion of the allowance for loan losses is due to the improvement in the loan portfolio trends and general economic trends.

The following table shows the loan portfolio allocated by management’s internal risk ratings (in thousands):

	As of March 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$40,074	$3,131	$5,660	$—	$48,865
Real estate - commercial	262,497	2,103	32,584	—	297,184
Real estate - construction	23,665	671	15,010	—	39,346
Real estate - mortgage	44,443	433	3,282	—	48,158
Installment	13,175	—	35	—	13,210
Other	47,963	—	289	—	48,252
Total	$431,817	$6,338	$56,860	$—	$495,015

	As of December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$43,773	$3,531	$7,203	$132	$54,639
Real estate - commercial	259,929	2,214	29,371	—	291,514
Real estate - construction	23,542	10,171	21,468	—	55,181
Real estate - mortgage	43,655	482	5,589	—	49,726
Installment	14,499	—	191	—	14,690
Other	47,790	—	502	—	48,292
Total	$433,188	$16,398	$64,324	$132	$514,042

The following table shows an ageing analysis of the loan portfolio by the amount of time past due (in thousands):

	As of March 31, 2011
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$48,320	$—	$—	$545	$48,865
Real estate - commercial	288,073	33	—	9,078	297,184
Real estate - construction	36,158	—	—	3,188	39,346
Real estate - mortgage	46,062	463	—	1,633	48,158
Installment	12,900	260	10	40	13,210
Other	48,020	232	—	—	48,252
Total	$479,533	$988	$10	$14,484	$495,015

	As of December 31, 2010
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$53,010	$159	$—	$1,470	$54,639
Real estate - commercial	284,788	34	—	6,692	291,514
Real estate - construction	46,165	—	—	9,016	55,181
Real estate - mortgage	46,068	838	—	2,820	49,726
Installment	14,450	173	—	67	14,690
Other	48,258	34	—	—	48,292
Total	$492,739	$1,238	$—	$20,065	$514,042

The following table shows information related to impaired loans at and for the period ended (in thousands):

	As of March 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allocated allowance
Commercial	$402	$375	$—	$380	$—
Real estate - commercial	4,131	4,387	—	4,179	—
Real estate - construction	3,188	7,586	—	3,207	—
Real estate - mortgage	1,273	1,496	—	1,365	—
Installment	40	40	—	53	—
Subtotal	9,034	13,884	—	9,184	—

With allocated allowance
Commercial	143	146	87	146	—
Real estate - commercial	4,947	5,063	784	5,259	—
Real estate - mortgage	360	367	54	364	—
Subtotal	5,450	5,576	925	5,769	—
Total Impaired Loans	$14,484	$19,460	$925	$14,953	$—

	As of December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no allocated allowance
Commercial	$1,121	$1,466	$—	$1,531	$—
Real estate - commercial	2,602	2,794	—	2,793	—
Real estate - construction	9,016	13,599	—	13,572	—
Real estate - mortgage	1,557	1,611	—	1,679	—
Installment	67	67	—	68	—
Subtotal	14,363	19,537	—	19,643	—

With allocated allowance
Commercial	349	363	327	370	—
Real estate - commercial	4,090	4,178	563	4,252	—
Real estate - mortgage	1,263	1,265	153	1,563	—
Subtotal	5,702	5,806	1,043	6,185	—
Total Impaired Loans	$20,065	$25,343	$1,043	$25,828	$—

The following table shows information related to Troubled Debt Restructurings for the period ended March 31, 2011 (in thousands):

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Real estate - commercial	4	$3,377	$3,377
Real estate - mortgage	2	441	441

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in the loan portfolio.  In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan loss experience, and the Company’s underwriting policies. The allowance for loan losses is maintained at an amount management considers adequate to cover the probable losses in loans receivable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. The Company also engages a third party credit review consultant to analyze the Company’s loan loss adequacy each calendar quarter. In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

The allowance for loan losses is comprised of several components including the specific, formula and unallocated allowance relating to loans in the loan portfolio.  Our methodology for determining the allowance for loan losses consists of several key elements, which include:

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

Management anticipates modest growth in commercial lending and commercial real estate and to a lesser extent consumer and real estate mortgage lending, while it anticipates a further decline in construction lending.  As a result, future provisions may be required and the ratio of the allowance for loan losses to loans outstanding may increase to reflect portfolio risk, increasing concentrations, loan type and changes in economic conditions.  In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Deposits

Total deposits increased $4,845,000, or 0.6%, to $758,635,000 at March 31, 2011 compared to $753,790,000 at December 31, 2010.  During the three months ended March 31, 2011, savings and money market deposits increased $15,950,000, or 7.1%, and interest-bearing demand deposits increased $566,000, or 0.04%, while certificates of deposit decreased $9,234,000, or 4.2% and noninterest-bearing demand deposits decreased $2,437,000, or 1.6%.

	March 31,	December 31,
	2011	2010
Noninterest-bearing demand	$153,062	$155,499
Interest-bearing demand	161,807	161,241
Savings and money market	224,426	208,476
Time certificates	219,340	228,574
Total deposits	$758,635	$753,790

Capital Resources

The Company maintains capital to support future growth and maintain financial strength while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity increased $781,000 to $84,759,000 as of March 31, 2011, as compared to $83,978,000 at December 31, 2010. The increase was the result of net income of $399,000, a change in accumulated other comprehensive loss of $351,000 and stock based compensation expense of $31,000, all during the first three months of 2011.  Under current regulations, management believes that the Company meets all capital adequacy requirements.  The Company suspended indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009.  This Board decision was made to strengthen and preserve the Company’s capital base in these challenging economic times.  In addition, the payment of dividends is restricted by the Written Agreement signed on January 6, 2010 among the Company, NVB, and the Federal Reserve Bank.  See “Regulatory Matters” on page 21.

The Company’s and North Valley Bank’s capital amounts and risk-based capital ratios are presented below (in thousands).

					To be Well Capitalized
			For Capital		Under Prompt Corrective
			Adequacy Purposes		Action Provisions
	Actual		Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
As of March 31, 2011:
Total capital (to risk weighted assets)	$114,344	18.17%	$50,344	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$103,799	16.49%	$25,179	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$103,799	11.74%	$35,366	4.00%	N/A	N/A

As of December 31, 2010:
Total capital (to risk weighted assets)	$113,279	17.63%	$51,403	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$102,422	15.94%	$25,702	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$102,422	11.48%	$35,687	4.00%	N/A	N/A

North Valley Bank
As of March 31, 2011:
Total capital (to risk weighted assets)	$117,922	18.74%	$50,340	8.00%	$62,925	10.00%
Tier 1 capital (to risk weighted assets)	$109,973	17.48%	$25,165	4.00%	$37,748	6.00%
Tier 1 capital (to average assets)	$109,973	12.43%	$35,390	4.00%	$44,237	5.00%

As of December 31, 2010:
Total capital (to risk weighted assets)	$116,217	18.08%	$51,423	8.00%	$64,279	10.00%
Tier 1 capital (to risk weighted assets)	$108,092	16.82%	$25,706	4.00%	$38,558	6.00%
Tier 1 capital (to average assets)	$108,092	12.11%	$35,703	4.00%	$44,629	5.00%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. As of March 31, 2011, $31,961,000 was outstanding in the form of subordinated debt issued by the Company.  Unused lines of credit with correspondent banks to provide federal funds of $10,000,000 as of March 31, 2011 were also available to provide liquidity.  In addition, NVB is a member of the Federal Home Loan Bank (“FHLB”) providing additional unused borrowing capacity of $287,518,000 secured by certain loans and investment securities as of March 31, 2011. The Company also has an unused line of credit with the Federal Reserve Bank of San Francisco (“FRB”) of $9,122,000 secured by investment securities.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability.  Total liquid assets (cash and due from banks, Federal funds sold and available for sale investment securities) totaled $318,588,000 and $289,278,000 (or 35.6% and 32.7% of total assets) at March 31, 2011 and December 31, 2010, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds.  Core deposits totaled $665,311,000 and $656,513,000 at March 31, 2011 and December 31, 2010, respectively.

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

The hypothetical impact of sudden interest rate shocks applied to the Company’s asset and liability balances are modeled quarterly.  The results of this modeling indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base level) from various sudden rate changes.   This exercise is valuable in identifying risk exposures.  The results for the Company’s most recent simulation analysis indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of December 31, 2010.

For this simulation analysis, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has not been a material change in the Company’s market risk profile for the three months ended March 31, 2011 compared to December 31, 2010.  Please see discussion under the caption “Interest Rate Sensitivity” on page 33.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2011. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from risk factors as previously disclosed by the Company in its response to Item 1A of Part 1 of Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

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

Date May 12, 2011

By:

/s/ Michael J. Cushman
Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin R. Watson
Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)