Form 10-Q
period 2011-06-30
NORTH VALLEY BANCORP
filed 2011-08-12
CIK 353191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2011.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Transition Period From ________________ to ___________

Commission file number 0-10652

NORTH VALLEY BANCORP
(Exact name of registrant as specified in its charter)

California	94-2751350
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

300 Park Marina Circle, Redding, CA	96001
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code  (530) 226-2900

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

Common Stock – 6,833,752 shares as of August 10, 2011.

INDEX

NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$18,159	$14,629
Federal funds sold	19,355	9,005
Total cash and cash equivalents	37,514	23,634

Time deposits at other financial institutions	459	459
Investment securities available-for-sale, at fair value	296,293	265,644
Investment securities held-to-maturity, at amortized cost	6	6

Loans	482,154	513,466
Less: Allowance for loan losses	(14,746)	(14,993)
Net loans	467,408	498,473

Premises and equipment, net	8,361	8,799
Accrued interest receivable	2,624	2,713
Other real estate owned	23,865	25,784
FHLB and FRB stock and other nonmarketable securities	8,044	7,141
Bank-owned life insurance policies	34,422	33,871
Core deposit intangibles, net	474	546
Other assets	15,587	17,871

TOTAL ASSETS	$895,057	$884,941

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$157,924	$155,499
Interest-bearing	599,950	598,291
Total deposits	757,874	753,790

Accrued interest payable and other liabilities	17,075	15,212
Subordinated debentures	31,961	31,961
TOTAL LIABILITIES	806,910	800,963

Commitments and contingencies (Note J)	—	—

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value: authorized 5,000,000 shares; no shares outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, no par value: authorized 60,000,000 shares; outstanding 6,832,492 at June 30, 2011 and December 31, 2010, respectively	98,188	98,128
Accumulated deficit	(12,419)	(13,337)
Accumulated other comprehensive income (loss), net of tax	2,378	(813)
Total stockholders’ equity	88,147	83,978

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$895,057	$884,941

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share data)

	For the three months ended June 30,
	2011	2010
INTEREST INCOME:
Interest and fees on loans	$7,394	$8,463
Interest on investments:
Taxable interest income	2,057	1,142
Nontaxable interest income	152	177
Interest on federal funds sold and repurchase agreements	7	55
Total interest income	9,610	9,837

INTEREST EXPENSE:
Deposits	1,012	1,929
Subordinated debentures	439	522
Other borrowings	1	—
Total interest expense	1,452	2,451

NET INTEREST INCOME	8,158	7,386

PROVISION FOR LOAN LOSSES	1,250	2,600

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,908	4,786

NONINTEREST INCOME:
Service charges on deposit accounts	1,172	1,546
Other fees and charges	1,158	1,158
Earnings on cash surrender value of life insurance policies	351	373
Gain on sale of loans, net	519	33
Loss on sale of premises and equipment	(3)	(22)
Other	286	289
Total noninterest income	3,483	3,377

NONINTEREST EXPENSES:
Salaries and employee benefits	4,475	4,138
Occupancy expense	700	695
Furniture and equipment expense	294	352
FDIC and state assessments	303	696
Other real estate owned expense	1,177	1,253
Other	2,786	2,738
Total noninterest expenses	9,735	9,872

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	656	(1,709)

PROVISION (BENEFIT) FOR INCOME TAXES	137	(1,137)

NET INCOME (LOSS)	$519	$(572)

Per Share Amounts
Basic and Diluted Earnings (Loss) Per Share	$0.08	$(0.38)

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share data)

	For the six months ended June 30,
	2011	2010
INTEREST INCOME:
Interest and fees on loans	$14,844	$17,079
Interest on investments:
Taxable interest income	3,851	2,191
Nontaxable interest income	318	355
Interest on federal funds sold and repurchase agreements	15	87
Total interest income	19,028	19,712

INTEREST EXPENSE:
Deposits	2,094	3,948
Subordinated debentures	969	1,036
Other borrowings	1	—
Total interest expense	3,064	4,984

NET INTEREST INCOME	15,964	14,728

PROVISION FOR LOAN LOSSES	2,250	3,600

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,714	11,128

NONINTEREST INCOME:
Service charges on deposit accounts	2,338	3,027
Other fees and charges	2,279	2,189
Earnings on cash surrender value of life insurance policies	681	719
Gain on sale of loans, net	775	82
Loss on sales of securities, net	(10)	—
Loss on sale of premises and equipment	(4)	(147)
Other	577	519
Total noninterest income	6,636	6,389

NONINTEREST EXPENSES:
Salaries and employee benefits	9,192	8,425
Occupancy expense	1,392	1,429
Furniture and equipment expense	590	775
FDIC and state assessments	746	1,402
Other real estate owned expense	1,629	2,103
Other	5,657	5,757
Total noninterest expenses	19,206	19,891

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	1,144	(2,374)

PROVISION (BENEFIT) FOR INCOME TAXES	226	(1,490)

NET INCOME (LOSS)	$918	$(884)

Per Share Amounts
Basic and Diluted Earnings (Loss) Per Share	$0.13	$(0.59)

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$918	$(884)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	626	827
Amortization of premium on securities, net	807	410
Amortization of core deposit intangible	72	73
Provision for loan losses	2,250	3,600
Net losses on sale and write-down of other real estate owned	1,246	1,830
Gain on sale of loans	(775)	(82)
Loss on sales of securities	10	—
Loss on sale of premises and equipment	4	147
Stock-based compensation expense	60	94
Effect of changes in:
Accrued interest receivable	89	30
Other assets	(485)	(1,539)
Accrued interest payable and other liabilities	1,863	1,452
Net cash provided by operating activities	6,685	5,958

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(50,302)	(64,738)
Proceeds from sales/maturities/calls of available-for-sale securities	24,245	17,911
Proceeds from maturities/calls of held-to-maturity securities	—	2
Purchases of FHLB and FRB stock and other securities	(903)	(301)
Net decrease in loans	25,750	28,467
Proceeds from sales of other real estate owned	4,513	2,560
Purchases of premises and equipment	(192)	(171)
Net cash provided by (used in) investing activities	3,111	(16,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	4,084	(13,949)
Proceeds from issuance of preferred stock, net of costs	—	37,500
Net cash provided by financing activities	4,084	23,551

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,880	13,239
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,634	67,628
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,514	$80,867

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$2,078	$4,044
Income taxes (refunded) paid	—	—

Noncash investing and financing activities:
Net change in unrealized gain on available-for-sale investment securities	$3,191	$2,206
Transfer from loans to other real estate owned	$3,840	$8,439

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein.  Management believes that the disclosures are adequate to make the information not misleading.  In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2011.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries North Valley Bank, a California banking corporation (“NVB”) and North Valley Trading Company, a California corporation, which is inactive.  Significant intercompany items and transactions have been eliminated in consolidation. The Company owns the common stock of four business trusts that have issued trust preferred securities fully and unconditionally guaranteed by the Company.  North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III and North Valley Capital Statutory Trust IV are unconsolidated subsidiaries and have issued an aggregate of $31,961,000 in trust preferred securities.

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

The Indentures provide generally that the payment of interest is deferrable, at the option of the Company, for up to 20 consecutive quarters (or 10 consecutive semi-annual periods).  Nonpayment of interest for more than 20 consecutive quarters (or 10 semi-annual periods) is an event of default pursuant to which the payment of principal and interest may be accelerated by the Indenture Trustee.  As of June 30, 2011, the Company had deferred the payment of interest for a total of seven consecutive quarters.

This deferral of interest was the first time that the Company has deferred payment of interest on the Debentures.  The obligation to pay interest on the Debentures is cumulative and will continue to accrue, currently at a fixed rate of 10.25% on the 2031 Debentures, variable rate of 3.52% on the 2033 Debentures, variable rate of 3.07% on the 2034 Debentures and a variable rate of 1.58%, on the 2036 Debentures.  Interest is generally set at variable rates based on the three-month LIBOR, reset and payable quarterly, plus 3.25% for the 2033 Debentures, plus 2.80% for the 2034 Debentures and plus 1.33% for the 2036 Debentures.  As of June 30, 2011, the amount of accrued interest payable on the Debentures was $3,903,000.  Subject to regulatory approval, the Company may redeem the debentures earlier than their maturity dates, with certain of the debentures being redeemable beginning July 2006 and others being redeemable beginning in April 2008, July 2009 and March 2011.

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

NOTE B – INVESTMENT SECURITIES

At June 30, 2011 and December 31, 2010, the amortized cost of securities and their approximate fair value were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2011
Available-for-Sale:
Obligations of U.S. government agencies	$15,062	$243	$—	$15,305
Obligations of state and political subdivisions	14,430	623	(131)	14,922
Government agency mortgage-backed securities	252,993	5,290	(189)	258,094
Corporate debt securities	6,000	—	(1,083)	4,917
Equity securities	3,000	55	—	3,055
	$291,485	$6,211	$(1,403)	$296,293
Held-to-Maturity:
Government agency mortgage-backed securities	$6	$—	$—	$6

December 31, 2010
Available-for-Sale:
Obligations of U.S. government agencies	$21,096	$135	$(10)	$21,221
Obligations of state and political subdivisions	14,342	435	(226)	14,551
Government agency mortgage-backed securities	221,807	2,729	(1,967)	222,569
Corporate debt securities	6,000	—	(1,697)	4,303
Equity securities	3,000	—	—	3,000
	$266,245	$3,299	$(3,900)	$265,644
Held-to-Maturity:
Government agency mortgage-backed securities	$6	$—	$—	$6

For the six months ended June 30, 2011 and 2010 there were no gross realized gains on sales or calls of available for sale securities.  For the six months ended June 30, 2011 there were $10,000 in gross realized losses on sales, impairment or calls of securities categorized as available for sale securities.  For the six months ended June 30, 2010 there were no gross realized losses on sales of securities categorized as available for sale securities. There were no sales or transfers of held to maturity securities for the six months ended June 30, 2011 and 2010.  For the six months ended June 30, 2011 and 2010 there were $24,245,000 and $17,911,000, respectively, in gross proceeds from maturities or calls of available for sale securities.  For the six months ended June 30, 2011 there were no gross proceeds from maturities or calls of held to maturity securities. For the six months ended June 30, 2010 there were $2,000 in gross proceeds from maturities or calls of held to maturity securities.

At June 30, 2011 and December 31, 2010, securities having fair value amounts of approximately $284,213,000 and $255,199,000, respectively, were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract.   Although the Company had no short-term borrowings at June 30, 2011 and December 31, 2010, the Company pledges most of its securities at the Federal Home Loan Bank (“FHLB”) to provide borrowing capacity.  See “Liquidity” on page 37.

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

At June 30, 2011, the Company held $71,542,000 of available for sale investment securities in an unrealized loss position of which $65,659,000 were in an unrealized loss position for less than twelve months and $5,883,000 were in an unrealized loss position and had been in an unrealized loss position for twelve months or more.  Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.  Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be at maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily impaired.

NOTE C – STOCK-BASED COMPENSATION

Stock Option Plans

At June 30, 2011, the Company had two shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan.  The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options.  The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors.  Pursuant to the 1998 Employee Stock Incentive Plan there were outstanding options to purchase 71,810 shares of Common Stock at June 30, 2011. As provided in the 1998 Employee Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008.  As of June 30, 2011, there were options outstanding under the 2008 Stock Incentive Plan for the purchase of 49,947 shares of Common Stock.  A total of 226,668 shares of Common Stock were available for the grant of additional options and director stock awards under the 2008 Stock Incentive Plan at June 30, 2011.

The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan.  The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs.  The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. At June 30, 2011, a total of 276,615 shares of Common Stock were reserved for issuance under the terms of the 2008 Stock Incentive Plan, consisting of 49,947 shares to be issued upon the exercise of options granted and still outstanding as of that date and 226,668 shares reserved for future stock option grants and director stock awards.  Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year.  Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Outstanding options under the plans are exercisable until their expiration.  Each outside director of the Company shall also be eligible to receive a stock award of 180 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director.  Each stock award shall be fully vested when granted to the outside director.  The Board of Directors elected to forego their stock awards under the 2008 Stock Incentive Plan for years 2009 and 2010.  On July 28, 2011, the Board of Directors approved the 180 share stock award to each of the seven outside directors (total 1,256 shares) for the year 2011.  The Company expects to recognize director stock grant expense in the amount of $13,000 for the quarter ending September 30, 2011, relative to these 1,256 shares awarded to the seven outside directors.   The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors.

Stock Option Compensation

There were no options granted in the three month period ended June 30, 2011 and 2010, respectively. For the three month periods ended June 30, 2011 and 2010, the compensation cost recognized for share based compensation was $29,000 and $46,000, respectively.  For the six month periods ended June 30, 2011 and 2010, the compensation cost recognized for share based compensation was $60,000 and $94,000, respectively. At June 30, 2011, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $136,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.0 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock-Based Compensation

Under the Company’s 2008 Stock Incentive Plan as of June 30, 2011, 226,668 shares of the Company’s common stock are available for future grants to directors and employees of the Company. Under the 2008 Stock Incentive Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under all plans, options may be exercised over a ten year term. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted after the fourth quarter in 2008 the vesting period is five years.   A summary of outstanding stock options follows:

			Weighted
		Weighted	Average
		Average	Remaining	Exercise	Aggregate
		Exercise	Contractual	Price	Intrinsic
	Shares	Price	Term	Range	Value ($000)
Outstanding at January 1, 2011	152,095	$51.02	5 years	$15.75-$123.75	$—

Granted	1,000	$8.99		$8.99
Exercised	—	—		—
Expired or Forfeited	31,338	$40.19		$15.75-$123.75

Outstanding at June 30, 2011	121,757	$53.46	6 years	$8.99-$103.10	$1
Fully vested and exercisable at June 30, 2011	87,405	$63.01	5 years	$17.85-$103.10
Options expected to vest	34,352	$29.18	7 years	$8.99-$65.05	$1

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of June 30, 2011.  There were no options exercised during the three months ended June 30, 2011 and 2010.

NOTE D – COMPREHENSIVE INCOME

Comprehensive income includes net income (loss) and other comprehensive income.  The Company’s only sources of other comprehensive income are unrealized gains on available for sale investment securities and adjustments to the minimum pension liability.  The Company’s total comprehensive income was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net income (loss)	$519	$(572)	$918	$(884)
Other comprehensive gain, net of tax:
Holding gain arising during period	2,840	1,561	3,191	2,206
Total comprehensive income	$3,359	$989	$4,109	$1,322

NOTE E – LOANS

The Company originates loans for business, consumer and real estate activities and for equipment purchases. Such loans are concentrated in the Company’s market areas which consist of Yolo, Placer, Sonoma, Shasta, Humboldt, Mendocino, Trinity and Del Norte Counties and neighboring communities.  Loans decreased $31,402,000 during the first six months of 2011 to $482,640,000 at June 30, 2011 from $514,042,000 at December 31, 2010.  At June 30, 2011 compared to December 31, 2010, real estate construction loans decreased by $18,581,000 as the Company continues to reduce its exposure in this loan type.  The Company is focused on the origination of owner-occupied commercial real estate lending and commercial loans, although they decreased by $3,821,000 and $4,528,000, respectively, as loan demand for these products remained soft during the first six months of 2011.   Major classifications of loans were as follows (in thousands):

	June 30,	December 31,
	2011	2010
Commercial	$50,111	$54,639
Real estate - commercial	287,693	291,514
Real estate - construction	36,600	55,181
Real estate - mortgage	48,325	49,726
Installment	12,001	14,690
Other	47,910	48,292
	482,640	514,042
Deferred loan fees, net	(486)	(576)
Allowance for loan losses	(14,746)	(14,993)
	$467,408	$498,473

NOTE F – ALLOWANCE FOR LOAN LOSSES

A summary of the allowance for loan losses at June 30, 2011 and 2010 is as follows (in thousands):

	Six months ended June 30,
	2011	2010
Allowance for loan losses at beginning of period	$14,993	$18,539
Loans charged-off	(2,803)	(6,035)
Recoveries on loans previously charged-off	306	277
Provisions for loan losses	2,250	3,370
Balance of allowance for loan losses at end of period	$14,746	$16,151

Components of allowance for credit losses
Allowance for loan losses	$14,746	$16,151
Reserve for unfunded commitments	241	230
Total allowance for credit losses	$14,987	$16,381

The following table shows the allocation of the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2011 (in thousands):

	For the three months ended June 30, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance March 31, 2011	$1,268	$8,987	$1,566	$919	$304	$755	$672	$14,471
Charge-offs	—	(796)	(197)	(81)	(124)	—	—	(1,198)
Recoveries	128	—	10	—	85	—	—	223
Provisions for loan losses	535	587	(40)	177	(14)	(10)	15	1,250
Balance June 30, 2011	$1,931	$8,778	$1,339	$1,015	$251	$745	$687	$14,746

	For the six months ended June 30, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2010	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Charge-offs	(874)	(858)	(197)	(281)	(292)	(301)	—	(2,803)
Recoveries	138	—	10	—	158	—	—	306
Provisions for loan losses	1,150	1,197	(410)	340	46	380	(453)	2,250
Balance June 30, 2011	$1,931	$8,778	$1,339	$1,015	$251	$745	$687	$14,746
Reserve to impaired loans	$835	$915	$—	$130	$—	$—	$—	$1,880
Reserve to non-impaired loans	$1,096	$7,863	$1,339	$885	$251	$745	$687	$12,866

Loans
Balance June 30, 2011	$50,111	$287,693	$36,600	$48,325	$12,001	$47,910		$482,640
Impaired Loans	$2,273	$9,847	$4,247	$1,146	$22	$50		$17,585
Non-impaired loans	$47,838	$277,846	$32,353	$47,179	$11,979	$47,860		$465,055

The following table shows the allocation of the allowance for loan losses by portfolio segment as of December 31, 2011 (in thousands):

	As of December 31, 2010
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2010	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Reserve to impaired loans	$327	$563	$—	$153	$—	$—	$—	$1,043
Reserve to non-impaired loans	$1,190	$7,876	$1,936	$803	$339	$666	$1,140	$13,950

Loans
Balance December 31, 2010	$54,639	$291,514	$55,181	$49,726	$14,690	$48,292		$514,042
Impaired Loans	$1,470	$6,692	$9,016	$2,820	$67	$—		$20,065
Non-impaired loans	$53,169	$284,822	$46,165	$46,906	$14,623	$48,292		$493,977

The following table shows the loan portfolio allocated by management’s internal risk ratings (in thousands):

	As of June 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$42,638	$3,000	$3,812	$661	$50,111
Real estate - commercial	254,731	4,688	28,274	—	287,693
Real estate - construction	23,331	671	12,598	—	36,600
Real estate - mortgage	45,153	432	2,740	—	48,325
Installment	11,872	—	129	—	12,001
Other	47,590	—	320	—	47,910
Total	$425,315	$8,791	$47,873	$661	$482,640

	As of December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$43,773	$3,531	$7,203	$132	$54,639
Real estate - commercial	259,929	2,214	29,371	—	291,514
Real estate - construction	23,542	10,171	21,468	—	55,181
Real estate - mortgage	43,655	482	5,589	—	49,726
Installment	14,499	—	191	—	14,690
Other	47,790	—	502	—	48,292
Total	$433,188	$16,398	$64,324	$132	$514,042

The following table shows an ageing analysis of the loan portfolio by the amount of time past due (in thousands):

	As of June 30, 2011
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$46,467	$1,371	$—	$2,273	$50,111
Real estate - commercial	277,469	378	—	9,846	287,693
Real estate - construction	32,353	—	—	4,247	36,600
Real estate - mortgage	46,448	731	—	1,146	48,325
Installment	11,759	219	—	23	12,001
Other	47,668	192	—	50	47,910
Total	$462,164	$2,891	$—	$17,585	$482,640

	As of December 31, 2010
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$53,010	$159	$—	$1,470	$54,639
Real estate - commercial	284,788	34	—	6,692	291,514
Real estate - construction	46,165	—	—	9,016	55,181
Real estate - mortgage	46,068	838	—	2,820	49,726
Installment	14,450	173	—	67	14,690
Other	48,258	34	—	—	48,292
Total	$492,739	$1,238	$—	$20,065	$514,042

The Company did not recognize any interest income on impaired loans for the three and six month periods ended June 30, 2011.  The following table shows information related to impaired loans at and for the period ended (in thousands):

	As of June 30, 2011
				Average	Average
		Unpaid		Recorded	Recorded
	Recorded	Principal	Related	Investment	Investment
	Investment	Balance	Allowance	Three Months Ended	Six Months Ended
With no allocated allowance
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	3,955	4,218	—	3,959	3,993
Real estate - construction	4,247	4,982	—	4,257	4,260
Real estate - mortgage	362	363	—	362	363
Installment	23	30	—	23	23
Other	50	50	—	50	50
Subtotal	8,637	9,643	—	8,651	8,689

With allocated allowance
Commercial	2,273	2,294	835	2,284	2,300
Real estate - commercial	5,891	6,582	915	6,207	6,218
Real estate - mortgage	784	848	130	791	794
Subtotal	8,948	9,724	1,880	9,282	9,312
Total Impaired Loans	$17,585	$19,367	$1,880	$17,933	$18,001

	As of December 31, 2010
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no allocated allowance
Commercial	$1,121	$1,466	$—	$1,531
Real estate - commercial	2,602	2,794	—	2,793
Real estate - construction	9,016	13,599	—	13,572
Real estate - mortgage	1,557	1,611	—	1,679
Installment	67	67	—	68
Subtotal	14,363	19,537	—	19,643

With allocated allowance
Commercial	349	363	327	370
Real estate - commercial	4,090	4,178	563	4,252
Real estate - mortgage	1,263	1,265	153	1,563
Subtotal	5,702	5,806	1,043	6,185
Total Impaired Loans	$20,065	$25,343	$1,043	$25,828

The following table shows information related to Troubled Debt Restructurings for the period ended June 30, 2011 (in thousands):

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Real estate - commercial	3	$2,801	$2,801
Real estate - mortgage	2	433	433

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

NOTE G – OTHER REAL ESTATE OWNED

The Company had $23,865,000 and $25,784,000 in other real estate owned (“OREO”) at June 30, 2011 and December 31, 2010, respectively.  Below is a table with details of the changes in OREO (in thousands):

Balance, December 31, 2010	$25,784
Properties transferred in	3,840
Sales of property	(4,513)
Loss on sale or writedown of property	(1,246)
Balance at June 30, 2011	$23,865

The following table presents the components of OREO expense for the periods ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Operating expenses	$297	$195	$383	$273
Provision for losses	920	1,023	1,431	1,539
Net, (gain)/loss on disposal	(40)	35	(185)	291
Total other real estate owned expense	$1,177	$1,253	$1,629	$2,103

NOTE H – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.  When a net loss occurs there is no effect on the calculation of diluted loss per share for common stock equivalents because the conversion is anti-dilutive.  Outstanding stock options for a total of 121,757 shares were excluded from the diluted earnings per share calculation for the six months ended June 30, 2011 because they were considered anti-dilutive.

NOTE I – PENSION PLAN BENEFITS

The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured.  Total contributions paid were $63,000 and $61,000 for the three months ended June 30, 2011 and 2010, respectively.  Effective October 1, 2009, the Company entered into an agreement to “freeze” the vested benefits under the North Valley Bancorp Salary Continuation Plan (amended and restated effective January 1, 2007) with each active officer currently participating in the Plan.  Each agreement provided that vested accrued benefits under the Plan would remain fixed at the amount determined as of September 30, 2009 until such time as the Board of Directors might elect to recommence accruals.  On July 28, 2011, the Board of Directors determined that Plan accruals should recommence, with retroactive effect to September 30, 2009.  As a result, the Company is expected to enter into agreements with the officers whose Plan benefits have been “frozen” since 2009, confirming the reinstatement of his or her accruals which are expected to be approximately $550,000 in aggregate for the remainder of 2011. Components of net periodic benefit cost for the Company’s supplemental nonqualified defined benefit plans for the three and six months ended June 30, 2011 and 2010 (excluding the service cost for the reinstatement of accruals approved by the Board of Directors on July 28, 2011) are presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Components of net periodic benefits cost:
Service cost	$—	$—	$—	$—
Interest cost	76	85	152	170
Prior service amortization	8	8	16	16
Recognized net actuarial loss	4	4	8	8
Total components of net periodic cost	$88	$97	$176	$194

NOTE J – COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position, results of its operations or its cash flows.

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $8,230,000 and $8,741,000 at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011, commercial and consumer lines of credit and real estate loans of approximately $46,969,000 and $40,847,000, respectively, were undisbursed.  At December 31, 2010, commercial and consumer lines of credit and real estate loans of approximately $47,650,000 and $44,169,000, respectively, were undisbursed.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to real estate projects and inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Most of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2011 and December 31, 2010. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. At June 30, 2011, the Company had a reserve for unfunded commitments of $241,000.

A large portion of the loan portfolio of the Company is collateralized by real estate.  At June 30, 2011 and December 31, 2010, real estate served as the principal source of collateral with respect to approximately 77% of the Company’s loan portfolio.  At June 30, 2011, real estate construction loans totaled $36,600,000, or 8% of the total loan portfolio, commercial loans secured by real estate totaled $287,693,000, or 60% of the total loan portfolio, and real estate mortgage loans totaled $48,325,000, or 10% of the total loan portfolio.  See the discussion under “Loan Portfolio” starting on page 30.  A further decline in the state and national economy, in general, combined with further deterioration in real estate values in the Company’s primary operating market areas, would have an adverse effect on the value of real estate as well as other collateral securing loans, plus the ability of certain borrowers to repay their outstanding loans and the overall demand for new loans, and this could have a material impact on the Company’s financial position, results of operations or its cash flows.

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

Net deferred tax assets totaled $10,292,000 and $12,511,000 at June 30, 2011 and December 31, 2010, respectively. The Company evaluates deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results.  The Company is required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period.  Future adjustments to the deferred tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of net deferred tax assets. The realization of deferred tax assets ultimately depends on the existence of sufficient taxable income in the carry back and carry forward periods under the tax law. Due to the Company’s cumulative tax losses in 2009 and 2010, it was determined that as of December 31, 2010, the Company was not able to meet the ‘more likely than not” standard as to realization of a portion of its deferred tax assets and accordingly established a partial valuation allowance of $4,500,000 against such assets.  As of June 30, 2011, the valuation allowance remained unchanged.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis (in thousands).

	At June 30, 2011
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government agencies	$15,305	$—	$15,305	$—
Obligations of state and political subdivisions	14,922	—	14,922	—
Government agency mortgage-backed securities	258,094	—	258,094	—
Corporate debt securities	4,917	—	4,917	—
Equity securities	3,055	—	3,055	—
	$296,293	$—	$296,293	$—

	At December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government agencies	$21,221	$—	$21,221	$—
Obligations of state and political subdivisions	14,551	—	14,551	—
Government agency mortgage-backed securities	222,569	—	222,569	—
Corporate debt securities	4,303	—	4,303	—
Equity securities	3,000	—	3,000	—
	$265,644	$—	$265,644	$—

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

	At June 30, 2011
	Fair Value	Level 1	Level 2	Level 3
Impaired loans
Commercial	$1,438	$—	$1,438	$—
Real estate - commercial	5,706	—	5,706	—
Real estate - construction	874	—	589	285
Real estate - mortgage	654	—	654	—
Installment	14	—	14	—
Other	—	—	—	—
Other real estate owned	17,494	5,083	8,036	4,375
Total assets measured at fair value on a nonrecurring basis	$26,180	$5,083	$16,437	$4,660

	At December 31, 2010
	Fair Value	Level 1	Level 2	Level 3

Impaired loans
Commercial	$1,097	$—	$1,097	$—
Real estate - commercial	3,527	—	3,527	—
Real estate - construction	4,114	—	3,829	285
Real estate - mortgage	1,507	—	1,507	—
Installment	16	—	16	—
Other	—	—	—	—
Other real estate owned	25,784	—	25,784	—
Total assets measured at fair value on a nonrecurring basis	$36,045	$—	$35,760	$285

Impaired Loans - The value of the impaired loan is periodically assessed by performing a property valuation, which could include a full or limited appraisal, or another alternative valuation method.

Other Real Estate Owned – Other real estate owned includes the fair value of foreclosed real estate and other collateral that were measured at fair value subsequent to their initial classification as foreclosed assets.  At the time of foreclosure, other real estate owned is recorded at the fair value of the real estate less costs to sell, which becomes the property’s new basis. Subsequent declines in fair value are written off as incurred through a valuation allowance.  The value of the OREO properties is periodically assessed by performing a property valuation, which could include a full or limited appraisal, or another alternative valuation method.

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

The following assumptions were used as of June 30, 2011 and December 31, 2010 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

l)	Accrued Interest Receivable/Payable – The carrying amount of accrued interest receivable and accrued interest payable represents a reasonable estimate of fair value.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FINANCIAL ASSETS
Cash and due from banks	$18,159	$18,159	$14,629	$14,629
Federal funds sold	19,355	19,355	9,005	9,005
Time deposits at other financial institutions	459	459	459	459
FHLB, FRB and other securities	8,044	8,044	7,141	7,141
Securities:
Available-for-sale	296,293	296,293	265,644	265,644
Held-to-maturity	6	6	6	6
Loans	467,408	483,212	498,473	514,284
Bank owned life insurance	34,422	34,422	33,871	33,871
Mortgage and SBA servicing assets	848	848	708	694
Accrued interest receivable	2,624	2,624	2,713	2,713

FINANCIAL LIABILITIES
Deposits	$757,874	$759,450	$753,790	$755,514
Subordinated debentures	31,961	17,933	31,961	18,178
Accrued interest payable	4,038	4,038	3,052	3,052

NOTE M – NEW ACCOUNTING PRONOUNCEMENTS

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

Troubled Debt Restructuring

On April 5, 2011 the FASB issued Accounting Standard Update No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (the “ASU”).  The ASU provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”).  The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered troubled debt restructurings.  For purposes of measuring impairment of those receivables, an entity should apply the amendments retrospectively to the beginning of the annual period of adoption effective for interim or annual periods beginning on or after June 15, 2011.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income.  This ASU improves comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (OCI) as well as facilitate convergence with International Financial Reporting Standards.  The ASU requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total OCI, the components of OCI and total of comprehensive income.  For the Company, this standard is effective in 2012 with early adoption permitted.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this Form 10-Q (excluding statements of fact or historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in the Northern California region; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; California state budget problems; the U.S. “war on terrorism” and military action by the U.S. in the Middle East; downgrades in the credit ratings on the United States of America and on government-related entities; and changes in the securities markets.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  Loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.  For further information on the allowance for loan losses, see Notes E and F to the Notes to Condensed Consolidated Financial Statements.

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

Share Based Compensation.  At June 30, 2011, the Company had two stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan, which are described more fully in Note C to the Notes to Condensed Consolidated Financial Statements.  Compensation cost is recognized on all share-based payments over the requisite service periods of the awards based on the grant-date fair value of the options determined using the Black-Scholes-Merton based option valuation model.  Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. For further information on the computation of the fair value of share-based payments, see Note C to the Notes to Condensed Consolidated Financial Statements.

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

The Company evaluates deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results.  The Company is required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period.  Future adjustments to the deferred tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of net deferred tax assets. The realization of deferred tax assets ultimately depends on the existence of sufficient taxable income in the carry back and carry forward periods under the tax law. Due to the Company’s cumulative tax losses in 2009 and 2010, it was determined that as of December 31, 2010, the Company was not able to meet the ‘more likely than not” standard as to realization of a portion of its deferred tax assets and accordingly established a partial valuation allowance of $4,500,000 against such assets.  As of June 30, 2011, the valuation allowance remained unchanged.

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

Overview

Financial Results

(in thousands except per share amounts)	Three months ended June 30,		Six months ended June 30
	2011	2010	2011	2010
Net interest income	$8,158	$7,386	$15,964	$14,728
Provision for loan losses	1,250	2,600	2,250	3,600
Noninterest income	3,483	3,377	6,636	6,389
Noninterest expense	9,735	9,872	19,206	19,891
Provision (benefit) for income taxes	137	1,137	226	(1,490)
Net income (loss)	$519	$(572)	$918	$(884)

Per Share Amounts
Basic and Diluted Earnings (Loss) Per Share	$0.08	$(0.38)	$0.13	$(0.59)

Annualized Return (Loss) on Average Assets	0.23%	(0.25%)	0.21%	(0.20%)
Annualized Return (Loss) on Average Equity	2.42%	(2.76%)	2.17%	(2.62%)

The Company had net income of $519,000, or $0.08 per diluted share, and $918,000, or $0.13 per diluted share for the three and six months ended June 30, 2011, respectively.  This compares to a net loss of $572,000, or ($0.38) per diluted share, and $884,000, or ($0.59) per diluted share for the three and six months ended June 30, 2010.  The net income for three and six months ended June 30, 2011 compared to the net loss for three and six  months ended June 30, 2010 was primarily attributed to an increase in net interest income and a decrease in provision for loan losses.  Net interest income increased $772,000 and $1,236,000 for the three and six months ended June 30, 2011, compared to the same periods in 2010.  The Company’s provision for loan losses were $1,250,000 and $2,250,000, respectively for the three and six months ended June 30, 2011, compared to a provision for loan losses of $2,600,000 and $3,600,000, respectively  for the three and six  months ended June 30, 2010.  Noninterest income increased $106,000 and $247,000 for the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to the recording of gains on sale of SBA loan sales.  Noninterest expense decreased for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 due to other real estate owned expense and FDIC assessment decreases offset by higher salaries and benefit costs.

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

The Directors and senior management of the Company and NVB agree with the goal of financial soundness represented by the Written Agreement and have taken appropriate actions to comply with all requirements (including timelines) specified in the Written Agreement, as follows:

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

Strategic Plan and Budget. Within 60 days of signing the Written Agreement, NVB was also required to submit a business plan and budget for 2010 to improve NVB’s earnings and overall condition. That plan was submitted to the Reserve Bank within the 60-day period and was implemented as agreed. NVB is also required to submit a business plan and budget for each calendar year subsequent to 2010 at least 30 days prior to the beginning of that calendar year.  That plan was submitted for 2011 within the required timeframe.

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

Debt and Stock Redemption. The Company may not, directly or indirectly, incur, increase or guarantee any debt, and may not, directly or indirectly, purchase or redeem any shares of its stock, without the prior written approval of the Reserve Bank. The Company has not undertaken any of the aforementioned items.

Progress Reports. Within 30 days after the end of each calendar quarter following the date of the Written Agreement, the Company and NVB are required to submit to the Reserve Bank written progress reports detailing the actions taken to secure compliance with the Written Agreement and the results of such actions. All plans, reports and other information required by the Written Agreement are being submitted to the Reserve Bank within the requisite timeframes stipulated in the Written Agreement. The same or similar plans, reports and information are being submitted to the California Department of Financial Institutions.

Communications from the Reserve Bank have continued to confirm that the Company and NVB are in compliance with all provisions of the Written Agreement.

Results of Operation

Net Interest Income and Net Interest Margin (fully taxable equivalent basis).

Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $78,000 and $85,000 in taxable-equivalent interest income on tax-free investments for the three month periods ended June 30, 2011 and 2010, respectively.

Net interest income for the three months ended June 30, 2011 was $8,236,000, a $765,000, or 10.2%, increase from net interest income of $7,471,000 for the same period in 2010.  Interest income decreased $234,000, or 2.4%, to $9,688,000 for the three month period ended June 30, 2011 due primarily to a decrease in average loans.  The Company had foregone interest income for the loans placed on nonaccrual status of $476,000 during the three months ended June 30, 2011 compared to $562,000 for the same period in 2010. The average loans outstanding during the three months ended June 30, 2011 decreased $78,269,000, or 13.7%, to $492,536,000.  This lower loan volume decreased interest income by $1,161,000. The average yield earned on the loan portfolio increased 7 basis points to 6.02% for the three months ended June 30, 2011. This increase in yield increased interest income by $92,000. The total decrease to interest income from the loan portfolio was $1,069,000.  The average balance of the investment portfolio increased $127,119,000, or 74.4%, which accounted for a $925,000 increase in interest income and a decrease in average yield of the investment portfolio of 21 basis points reduced interest income by $42,000.

Interest expense for the three months ended June 30, 2011 decreased $999,000, or 40.8%, to $1,452,000 compared to the same period in 2010.  The largest decrease to interest expense was in time deposit accounts as the average rates paid on these accounts decreased 89 basis points to 1.2% and reduced interest expense by $472,000 while a decrease in the average balances of these accounts of $51,737,000 decreased interest expense by $275,000. The average rate paid on savings and money market accounts decreased 28 basis points to 0.48% for the three month period ended June 30, 2011 compared to 0.76% for the same period in 2010, resulting in a decrease to interest expense of $156,000.  This decrease was offset partially by higher average balances in savings and money market accounts of $5,710,000, resulting in an $11,000 increase in interest expense.

The net interest margin for the three months ended June 30, 2011 increased 54 basis points to 4.12% from 3.58% for the same period in 2010 and a 13 basis point increase from the 3.99% net interest margin for the linked quarter ended March 31, 2011.

The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$11,634	0.24%	$7	$95,116	0.23%	$55
Investment securities:
Taxable	283,680	2.91%	2,057	155,504	2.95%	1,142
Non-taxable (1)	14,402	6.41%	230	15,459	6.80%	262
Total investments	298,082	3.08%	2,287	170,963	3.29%	1,404
Loans (2)(3)	492,536	6.02%	7,394	570,805	5.95%	8,463
Total earning assets	802,252	4.84%	9,688	836,884	4.76%	9,922

Non earning assets	107,208			100,894
Allowance for loan losses	(14,997)			(18,067)
Total non-earning assets	92,211			82,827

Total assets	$894,463			$919,711

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction accounts	$164,460	0.19%	$79	$156,514	0.27%	$104
Savings and money market	223,483	0.48%	270	217,773	0.76%	415
Time certificates	214,349	1.24%	663	266,086	2.13%	1,410
Other borrowed funds	32,166	5.49%	440	31,961	6.55%	522
Total interest bearing liabilities	634,458	0.92%	1,452	672,334	1.46%	2,451
Demand deposits	156,265			145,284
Other liabilities	17,828			18,827
Total liabilities	808,551			836,445
Shareholders’ equity	85,912			83,266
Total liabilities and shareholders’ equity	$894,463			$919,711
Net interest income			$8,236			$7,471
Net interest spread		3.92%			3.30%
Net interest margin		4.12%			3.58%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2)	Loans on nonaccrual status have been included in the computations of averages balances.
(3)	Includes net loan fees of $95 and $105 for the three months ended June 30, 2011 and 2010, respectively.

Net interest income for the six months ended June 30, 2011 was $16,127,000, a $1,229,000, or 8.2%, increase from net interest income of $14,898,000 for the same period in 2010.  Interest income decreased $691,000, or 3.5%, to $19,191,000 for the six month period ended June 30, 2011 due primarily to a decrease in average loans.  The Company had foregone interest income for the loans placed on nonaccrual status of $735,000 during the six months ended June 30, 2011 compared to $1,147,000 for the same period in 2010. The average loans outstanding during the six months ended June 30, 2011 decreased $83,645,000, or 14.4%, to $497,456,000.  This lower loan volume decreased interest income by $2,460,000. The average yield earned on the loan portfolio increased 9 basis points to 6.02% for the six months ended June 30, 2011. This increase in yield increased interest income by $225,000. The total decrease to interest income from the loan portfolio was $2,235,000.  The average balance of the investment portfolio increased $131,313,000, or 81.8%, which accounted for a $1,965,000 increase in interest income and a decrease in average yield of the investment portfolio of 42 basis points reduced interest income by $349,000.

Interest expense for the six months ended June 30, 2011 decreased $1,920,000, or 39%, to $3,064,000 compared to the same period in 2010.  The largest decrease to interest expense was in time deposit accounts as the average rates paid on these accounts decreased 92 basis points to 1.3% and reduced interest expense by $989,000 while a decrease in the average balances of these accounts of $52,393,000 decreased interest expense by $574,000. The average rate paid on savings and money market accounts decreased 27 basis points to 0.48% for the six month period ended June 30, 2011 compared to 0.75% for the same period in 2010, resulting in a decrease to interest expense of $49,000.  This decrease was offset partially by higher average balances in savings and money market accounts of $13,193,000, resulting in a $49,000 increase in interest expense.

The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated:  These items have been adjusted to give effect to $163,000 and $170,000 in taxable-equivalent interest income on tax-free investments for the six month periods ended June 30, 2011 and 2010, respectively.

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)
	Six months ended June 30, 2011			Six months ended June 30, 2010
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$12,915	0.23%	$15	$75,651	0.23%	$87
Investment securities:
Taxable	277,542	2.80%	3,852	145,095	3.05%	2,191
Non-taxable (1)	14,380	6.73%	480	15,514	6.82%	525
Total investments	291,922	2.99%	4,332	160,609	3.41%	2,716
Loans (2)(3)	497,456	6.02%	14,844	581,101	5.93%	17,079
Total earning assets	802,293	4.82%	19,191	817,361	4.91%	19,882

Non earning assets	106,907			98,920
Allowance for loan losses	(14,817)			(18,426)
Total non-earning assets	92,090			80,494

Total assets	$894,383			$897,855

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction accounts	$162,901	0.19%	$157	$156,912	0.27%	$208
Savings and money market	220,525	0.48%	529	207,332	0.75%	769
Time certificates	219,257	1.29%	1,408	271,650	2.21%	2,971
Other borrowed funds	32,064	6.10%	970	31,961	6.54%	1,036
Total interest bearing liabilities	634,747	0.97%	3,064	667,855	1.50%	4,984
Demand deposits	155,881			146,131
Other liabilities	18,385			15,712
Total liabilities	809,013			829,698
Shareholders’ equity	85,370			68,157
Total liabilities and shareholders’ equity	$894,383			$897,855
Net interest income			$16,127			$14,898
Net interest spread		3.85%			3.41%
Net interest margin		4.05%			3.68%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2)	Loans on nonaccrual status have been included in the computations of averages balances.
(3)	Includes net loan fees of $155 and $156 for the six months ended June 30, 2011 and 2010, respectively.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated.  The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate
(Dollars in thousands)
	Three months ended June 30, 2011			Six months ended June 30, 2011
	compared with			compared with
	Three months ended June 30, 2010			Six months ended June 30, 2010
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
Interest Income
Interest on Federal funds sold	$(48)	$—	$(48)	$(72)	$—	$(72)
Interest on investments:
Taxable securities	943	(28)	915	2,003	(342)	1,661
Nontaxable securities (1)	(18)	(14)	(32)	(38)	(7)	(45)
Total investments	925	(42)	883	1,965	(349)	1,616
Interest on loans	(1,161)	92	(1,069)	(2,460)	225	(2,235)
Total interest income	(284)	50	(234)	(567)	(124)	(691)

Interest Expense
Transaction accounts	$5	$(30)	$(25)	$8	$(59)	$(51)
Savings and money market	11	(156)	(145)	49	(289)	(240)
Time deposits	(275)	(472)	(747)	(574)	(989)	(1,563)
Other borrowed funds	3	(85)	(82)	3	(69)	(66)
Total interest expense	(256)	(743)	(999)	(514)	(1,406)	(1,920)

Total change in net interest income	$(28)	$793	$765	$(53)	$1,282	$1,229

Provision for Loan Losses

The provision for loan losses reflects changes in the credit quality of the entire loan portfolio. The provision for loan losses is recorded to bring the allowance for loan losses and the reserve for unfunded commitments to amounts considered appropriate by management based on factors which are discussed under “Allowance for Loan Losses” starting on page 32.

The Company recorded a provision for loan losses of $1,250,000 for the three months ended June 30, 2011, compared to a provision for loan losses of $2,600,000 for the three months ended June 30, 2010.  The process for determining allowance adequacy and the resultant provision for loan losses includes a comprehensive analysis of the loan portfolio.  Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic environment and activity.  The decision to record the $1,250,000 provision for the three months ended June 30, 2011 reflects management’s assessment of the overall adequacy of the allowance for loan losses including the consideration of the level of nonperforming loans and the overall effect of the slowing economy, particularly in real estate.  Management believes that the current level of allowance for loan losses as of June 30, 2011 of $14,746,000, or 3.1% of total loans, is adequate at this time.  The allowance for loan losses was $14,993,000, or 2.9% of total loans, at December 31, 2010. For further information regarding our allowance for loan losses, see “Allowance for Loan Losses” starting on page 32.

Noninterest Income

The following table is a summary of the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service charges on deposit accounts	$1,172	$1,546	$2,338	$3,027
Other fees and charges	1,158	1,158	2,279	2,189
Increase in cash value of life insurance	351	373	681	719
Gain on sale of loans	519	33	775	82
Loss on sales of securities, net	—	—	(10)	—
Other	283	267	573	372
Total	$3,483	$3,377	$6,636	$6,389

Noninterest income for the three months ended June 30, 2011 increased $106,000, or 3.1%, to $3,483,000 compared to $3,377,000 for the same period in 2010.  Service charges on deposits decreased by $374,000 to $1,172,000 for the second quarter of 2011 compared to $1,546,000 for the same period in 2010.   The Company had a $519,000 gain on sale of loans for the quarter ended June 30, 2011, an increase of $486,000 compared to $33,000 for the same period in 2010, due primarily to a gain on sale of SBA loans of $468,000 in the second quarter of 2011.

Noninterest income for the six months ended June 30, 2011 increased $247,000, or 3.9%, to $6,636,000 compared to $6,389,000 for the same period in 2010.  Service charges on deposits decreased by $689,000 to $2,338,000 for the period ended June 30, 2011 compared to $3,027,000 for the same period in 2010.   The Company had a $775,000 gain on sale of loans for the period ended June 30, 2011, an increase of $693,000 compared to $82,000 for the same period in 2010, due primarily to a gain on sale of SBA loans of $680,000.

Noninterest Expense

The following table is a summary of the Company’s noninterest expense for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Salaries and employee benefits	$4,475	$4,138	$9,192	$8,425
Other real estate owned expense	1,177	1,253	1,629	2,103
Occupancy	700	695	1,392	1,429
Data processing	534	504	1,209	1,025
FDIC and state assessments	303	696	746	1,402
ATM and online banking	295	287	583	546
Furniture and equipment	294	352	590	775
Professional services	283	302	608	994
Marketing	173	141	292	309
Operations expense	167	127	309	259
Messenger	155	150	300	293
Printing and supplies	148	104	271	208
Postage	131	157	289	307
Director	114	113	216	218
Loan expense	99	171	224	291
Amortization of intangibles	37	37	73	73
Other	650	645	1,283	1,234
	$9,735	$9,872	$19,206	$19,891

Noninterest expense decreased $137,000, or 1.4%, to $9,735,000 for the second quarter of 2011 from $9,872,000 for the second quarter in 2010.  Salaries and employee benefits increased $337,000, for the second quarter of 2011 compared to the second quarter of 2010 due primarily to hiring of production personnel.  Occupancy and furniture and equipment expense decreased $53,000 for the second quarter of 2011 compared to the second quarter of 2010 due to a decrease in depreciation and rent expense.  OREO expense decreased $76,000 to $1,177,000, for the second quarter of 2011 compared to $1,253,000 for the same period in 2010, and FDIC and state assessments decreased $393,000 to $303,000 for the second quarter of 2011, compared to $696,000 for the same period in 2010.

Noninterest expense for the six months ended June 30, 2011 was $19,206,000 compared to $19,891,000 for the same period in 2010.  For the six months ended June 30, 2011, salaries and employee benefits increased $767,000, while occupancy and furniture and equipment expense decreased $222,000, and other real estate owned expense decreased $474,000 when compared to the same period in 2010.  FDIC premiums and California DFI assessments were $746,000 for the first six months of 2011 compared to $1,402,000 for the first six months of 2010.

Income Taxes

The Company recorded a provision for income taxes for the period ended June 30, 2011 of $226,000, resulting in an effective tax rate of 19.8%, compared to a benefit for income taxes of $1,490,000, or an effective benefit rate of 62.8%, for the period ended June 30, 2010. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes.  In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated “Enterprise Zones”.

For the three year period ended June 30, 2011, the Company is in a cumulative pretax loss position. For purposes of establishing a deferred tax valuation allowance, this cumulative pretax loss position is considered significant, objective evidence that the Company may not be able to realize some portion of its deferred tax assets in the future. Management evaluates the Company’s deferred tax assets quarterly for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income. Management also considered available tax planning strategies, the scheduled reversal of deferred tax assets and liabilities, and the nature and amount of historical and projected future taxable income that provide positive evidence that some of the tax benefits will be realizable. Accordingly, the Company established a partial valuation allowance of $4,500,000 in 2010 to reflect the portion of the deferred tax assets that the Company determined to be more likely than not that it will not be realized. As of June 30, 2011, the valuation allowance remained unchanged.

The deferred tax assets will continue to be analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly.

Financial Condition as of June 30, 2011 As Compared to December 31, 2010

Total assets at June 30, 2011 increased $10,116,000, or 1.1%, to $895,057,000, compared to $884,941,000 at December 31, 2010.  Loans, net of deferred loan fees, decreased $31,312,000, or 6.1%, to $482,154,000 at June 30, 2011 from $513,466,000 at December 31, 2010.  Investment securities increased $30,649,000, or 11.5%, to $296,299,000 at June 30, 2011 from $265,650,000 at December 31, 2010, and Federal funds sold increased to $19,355,000 at June 30, 2011 from $9,005,000 at December 31, 2010.  The increase in investment securities was due primarily to a decrease in loans for the first six months of 2011.  Deposits increased $4,084,000, or 0.5%, from December 31, 2010 to $757,874,000 at June 30, 2011.

Loan Portfolio

Loans, the Company’s major component of earning assets, decreased $31,402,000 during the first six months of 2011 to $482,640,000 at June 30, 2011 from $514,042,000 at December 31, 2010.  Real estate construction loans decreased by $18,581,000 as the Company continues to reduce its exposure to construction lending, commercial loans decreased by $4,528,000 and real estate commercial loans decreased by $3,821,000.  The remaining loan categories remained relatively unchanged from their December 31, 2010 balances.

	June 30,	December 31,
	2011	2010
Commercial	$50,111	$54,639
Real estate - commercial	287,693	291,514
Real estate - construction	36,600	55,181
Real estate - mortgage	48,325	49,726
Installment	12,001	14,690
Other	47,910	48,292
	482,640	514,042
Deferred loan fees, net	(486)	(576)
Allowance for loan losses	(14,746)	(14,993)
	$467,408	$498,473

The Company’s average loan to deposit ratio was 64.9% for the quarter ended June 30, 2011 compared to 72.7% for the quarter ended June 30, 2010.  The decrease in the Company’s average loan to deposit ratio is driven by the decrease in total average loans of $78,269,000.

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

At June 30, 2011 and December 31, 2010, the recorded investment in nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) was approximately $17,585,000 and $20,065,000, respectively. The Company had $1,880,000 of specific allowance for loan losses on impaired loans of $8,948,000 at June 30, 2011 as compared to $1,043,000 of specific allowance for loan losses on impaired loans of $6,103,000 at December 31, 2010.  Nonperforming loans as a percentage of total loans were 3.7% at June 30, 2011, compared to 3.9% at December 31, 2010.  Nonperforming assets (nonperforming loans and OREO) totaled $41,450,000 at June 30, 2011, a decrease of $4,399,000 from December 31, 2010.  Nonperforming assets as a percentage of total assets were 4.6% at June 30, 2011 compared to 5.2% at December 31, 2010.  If interest on nonaccrual loans had been accrued, such income would have approximated $735,000 and $1,147,000 for the first six months ended June 30, 2011 and 2010, respectively.

The overall level of nonperforming loans increased $3,091,000 to $17,585,000 at June 30, 2011 from $14,494,000 at March 31, 2011.  During the second quarter of 2011, the Company identified twelve loans totaling $7,691,000 as nonperforming loans.  The additions were offset by reductions in nonperforming loans totaling $4,600,000 due primarily to collections received on certain loans and secondarily due to charge-offs and the transfer of five properties to OREO totaling $3,024,000. Of the twelve loans totaling $7,691,000 identified as nonaccrual loans and added to nonperforming loans during the second quarter of 2011, three relationships represent $6,389,000 of the total.  The first relationship consists of two loans, a commercial loan in the amount of $1,612,000 and a commercial real estate loan in the amount of $1,769,000 located in Yolo County.  A specific reserve in the amount of $1,200,000 has been established for these two loans.  The second relationship consists of a residential development loan in the amount of $2,388,000 located in Solano County.  A specific reserve has not been established for this loan.  The third relationship in this group consists of a residential development loan in the amount of $620,000 located in Shasta County.  A specific reserve has not been established for this loan. The remaining eight loans in this group that were placed on nonaccrual during the second quarter of 2011 total $1,302,000 and specific reserves totaling $221,000 have been established.

Nonperforming assets at June 30, 2011 and December 31, 2010, are summarized as follows (in thousands):

	June 30,	December 31,
	2011	2010
Nonaccrual loans	$17,585	$20,065
Loans 90 days past due or more but still accruing interest	—	—
Total nonperforming loans	17,585	20,065
Other real estate owned	23,865	25,784
Total nonperforming assets	$41,450	$45,849

Nonaccrual loans to total gross loans	3.65%	3.91%
Nonperforming loans to total gross loans	3.65%	3.91%
Total nonperforming assets to total assets	4.63%	5.18%

	June 30,	December 31,
	2011	2010
Restructured loans included in nonaccrual loans	$3,234	$3,842
Restructured loans on accrual status and not 90 days or more past due	959	166
Total restructured loans	$4,193	$4,008

The composition of nonaccrual loans as of June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010 was as follows (in thousands):

	June		March		December		September
	2011		2011		2010		2010
		% of		% of		% of		% of
	Amount	total	Amount	total	Amount	total	Amount	total
Commercial	$2,273	12.9%	$544	3.8%	$1,470	7.3%	$1,106	3.7%
Real estate - commercial	9,846	56.0%	9,078	62.7%	6,692	33.4%	4,031	13.6%
Real estate - construction	4,247	24.2%	3,189	22.0%	9,016	44.9%	22,044	74.4%
Real estate - mortgage	1,146	6.5%	1,633	11.3%	2,820	14.1%	1,882	6.3%
Installment	23	0.1%	40	0.3%	67	0.3%	90	0.3%
Other	50	0.3%	—	—	—	—	490	1.7%
Total nonaccrual loans	$17,585	100.0%	$14,484	100.0%	$20,065	100.0%	$29,643	100.0%

At June 30, 2011, there were eleven nonaccrual real-estate-commercial loans totaling $9,846,000, or 56%, of the nonaccrual loans.  Of this total, $2,290,000 consists of one loan for a commercial real estate building in Shasta County. Charge-offs of $614,000 have been taken on this loan and a $40,000 specific reserve has been established.  The second largest real estate-commercial loan is for multi-tenant light industrial buildings located in Shasta County for $1,807,000.  No specific reserve has been established for this loan. The third relationship consists of a commercial real estate loan in the amount of $1,769,000 located in Yolo County.  A $619,000 specific reserve has been established for this loan.  The remaining eight real estate-commercial loans total $3,980,000 (approximate average loan of $497,000).  Charge-offs of $54,000 have been taken on these loans and specific reserves of $256,000 have been established for these loans at June 30, 2011.

At June 30, 2011, nonaccrual real-estate-construction loans totaled $4,247,000, or 24.2%, of the nonaccrual loans.  There are five loans that make up the balance.  Charge-offs of $1,354,000 have been taken on these loans and no specific reserves have been established for these loans as of June 30, 2011.  Two of these loans are residential land loans totaling $2,976,000.  Charge-offs of $139,000 have been taken on these loans and no specific reserve has been established at June 30, 2011. There are two loans for nonaccrual residential construction development projects totaling $905,000.  Charge-offs of $1,216,000 have been taken on these loans and no specific reserves have been established for these loans at June 30, 2011.  The remaining nonaccrual residential development loan totaled $366,000.  There have been no charge-offs on this loan and no specific reserve has been established.

At June 30, 2011 there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

At June 30, 2011, net carrying value of other real estate owned decreased $1,919,000 to $23,865,000 from $25,784,000 at December 31, 2010.  During the three months ended June 30, 2011, the Company transferred five properties into OREO totaling $3,024,000, sold seven OREO properties totaling $1,597,000, recorded gain on sale of OREO of $39,000, and had write-downs of OREO of $920,000. At June 30, 2011, OREO was comprised of twenty-nine properties which are broken down by type as follows: residential construction of $4,353,000, residential land of $13,318,000, commercial land of $382,000, non-farm non-residential properties of $2,566,000 and residential properties of $3,246,000.

Allowance for Loan Losses

A summary of the allowance for loan losses at June 30, 2011 and 2010 is as follows (in thousands):

	Six months ended June 30,
	2011	2010
Allowance for loan losses at beginning of period	$14,993	$18,539
Loans charged-off	(2,803)	(6,035)
Recoveries on loans previously charged-off	306	277
Provisions for loan losses	2,250	3,370
Balance of allowance for loan losses at end of period	$14,746	$16,151

Components of allowance for credit losses
Allowance for loan losses	$14,746	$16,151
Reserve for unfunded commitments	241	230
Total allowance for credit losses	$14,987	$16,381

The following table shows the allocation of the allowance for loan losses by portfolio segment  for the three and six month periods ended June 30, 2011 (in thousands):

	For the three months ended June 30, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance March 31, 2011	$1,268	$8,987	$1,566	$919	$304	$755	$672	$14,471
Charge-offs	—	(796)	(197)	(81)	(124)	—	—	(1,198)
Recoveries	128	—	10	—	85	—	—	223
Provisions for loan losses	535	587	(40)	177	(14)	(10)	15	1,250
Balance June 30, 2011	$1,931	$8,778	$1,339	$1,015	$251	$745	$687	$14,746

	For the six months ended June 30, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2010	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Charge-offs	(874)	(858)	(197)	(281)	(292)	(301)	—	(2,803)
Recoveries	138	—	10	—	158	—	—	306
Provisions for loan losses	1,150	1,197	(410)	340	46	380	(453)	2,250
Balance June 30, 2011	$1,931	$8,778	$1,339	$1,015	$251	$745	$687	$14,746
Reserve to impaired loans	$835	$915	$—	$130	$—	$—	$—	$1,880
Reserve to non-impaired loans	$1,096	$7,863	$1,339	$885	$251	$745	$687	$12,866

Loans
Balance June 30, 2011	$50,111	$287,693	$36,600	$48,325	$12,001	$47,910		$482,640
Impaired Loans	$2,273	$9,847	$4,247	$1,146	$22	$50		$17,585
Non-impaired loans	$47,838	$277,846	$32,353	$47,179	$11,979	$47,860		$465,055

The following table shows the allocation of the allowance for loan losses by portfolio segment as of December 31, 2010 (in thousands):

	As of December 31, 2010
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2010	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Reserve to impaired loans	$327	$563	$—	$153	$—	$—	$—	$1,043
Reserve to non-impaired loans	$1,190	$7,876	$1,936	$803	$339	$666	$1,140	$13,950

Loans
Balance December 31, 2010	$54,639	$291,514	$55,181	$49,726	$14,690	$48,292		$514,042
Impaired Loans	$1,470	$6,692	$9,016	$2,820	$67	$—		$20,065
Non-impaired loans	$53,169	$284,822	$46,165	$46,906	$14,623	$48,292		$493,977

The above table shows a negative provision for real estate – construction and unallocated segments for the six months ended June 30, 2011.  The reason for the negative provision for real estate – construction segment is due to the decrease in the balance of the construction portfolio of $18,581,000, as well as the decrease in substandard and special mention classifications of real estate – construction loans.  The reason for the negative provision for the unallocated portion of the allowance for loan losses is due to the improvement in the loan portfolio trends and general economic trends.

The following table shows the loan portfolio allocated by management’s internal risk ratings (in thousands):

	As of June 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$42,638	$3,000	$3,812	$661	$50,111
Real estate - commercial	254,731	4,688	28,274	—	287,693
Real estate - construction	23,331	671	12,598	—	36,600
Real estate - mortgage	45,153	432	2,740	—	48,325
Installment	11,872	—	129	—	12,001
Other	47,590	—	320	—	47,910
Total	$425,315	$8,791	$47,873	$661	$482,640

	As of December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$43,773	$3,531	$7,203	$132	$54,639
Real estate - commercial	259,929	2,214	29,371	—	291,514
Real estate - construction	23,542	10,171	21,468	—	55,181
Real estate - mortgage	43,655	482	5,589	—	49,726
Installment	14,499	—	191	—	14,690
Other	47,790	—	502	—	48,292
Total	$433,188	$16,398	$64,324	$132	$514,042

The following table shows an ageing analysis of the loan portfolio by the amount of time past due (in thousands):

	As of June 30, 2011
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$46,467	$1,371	$—	$2,273	$50,111
Real estate - commercial	277,469	378	—	9,846	287,693
Real estate - construction	32,353	—	—	4,247	36,600
Real estate - mortgage	46,448	731	—	1,146	48,325
Installment	11,759	219	—	23	12,001
Other	47,668	192	—	50	47,910
Total	$462,164	$2,891	$—	$17,585	$482,640

	As of December 31, 2010
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$53,010	$159	$—	$1,470	$54,639
Real estate - commercial	284,788	34	—	6,692	291,514
Real estate - construction	46,165	—	—	9,016	55,181
Real estate - mortgage	46,068	838	—	2,820	49,726
Installment	14,450	173	—	67	14,690
Other	48,258	34	—	—	48,292
Total	$492,739	$1,238	$—	$20,065	$514,042

The Company did not recognize any interest income on impaired loans for the three and six month periods ended June 30, 2011.  The following table shows information related to impaired loans at and for the period ended (in thousands):

	As of June 30, 2011
				Average	Average
		Unpaid		Recorded	Recorded
	Recorded	Principal	Related	Investment	Investment
	Investment	Balance	Allowance	Three Months Ended	Six Months Ended
With no allocated allowance
Commercial	$—	$—	$—	$—	$—
Real estate - commercial	3,955	4,218	—	3,959	3,993
Real estate - construction	4,247	4,982	—	4,257	4,260
Real estate - mortgage	362	363	—	362	363
Installment	23	30	—	23	23
Other	50	50	—	50	50
Subtotal	8,637	9,643	—	8,651	8,689

With allocated allowance
Commercial	2,273	2,294	835	2,284	2,300
Real estate - commercial	5,891	6,582	915	6,207	6,218
Real estate - mortgage	784	848	130	791	794
Subtotal	8,948	9,724	1,880	9,282	9,312
Total Impaired Loans	$17,585	$19,367	$1,880	$17,933	$18,001

	As of December 31, 2010
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no allocated allowance
Commercial	$1,121	$1,466	$—	$1,531
Real estate - commercial	2,602	2,794	—	2,793
Real estate - construction	9,016	13,599	—	13,572
Real estate - mortgage	1,557	1,611	—	1,679
Installment	67	67	—	68
Subtotal	14,363	19,537	—	19,643

With allocated allowance
Commercial	349	363	327	370
Real estate - commercial	4,090	4,178	563	4,252
Real estate - mortgage	1,263	1,265	153	1,563
Subtotal	5,702	5,806	1,043	6,185
Total Impaired Loans	$20,065	$25,343	$1,043	$25,828

The following table shows information related to Troubled Debt Restructurings for the period ended June 30, 2011 (in thousands):

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Real estate - commercial	3	$2,801	$2,801
Real estate - mortgage	2	433	433

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

Deposits

Total deposits increased $4,084,000, or 0.5%, to $757,874,000 at June 30, 2011 compared to $753,790,000 at December 31, 2010.  During the six months ended June 30, 2011, savings and money market deposits increased $21,172,000, or 9.2%, and noninterest-bearing demand deposits increased $2,425,000, or 1.5%, while certificates of deposit decreased $17,405,000, or 8.2% and interest-bearing demand deposits decreased $2,108,000, or 1.32%. Management considers all deposits to be core deposits at June 30, 2011 and December 31, 2010 and the Company does not have any brokered or internet-based deposits.  The Company had $1,628,000 and $1,615,000 in the CDARs reciprocal deposit program at June 30, 2011 and December 31, 2010, respectively, which management considers core deposits.

	June 30,	December 31,
	2011	2010
Noninterest-bearing demand	$157,924	$155,499
Interest-bearing demand	159,133	161,241
Savings and money market	229,648	208,476
Time certificates	211,169	228,574
Total deposits	$757,874	$753,790

Capital Resources

The Company maintains capital to support future growth and maintain financial strength while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity increased $4,169,000 to $88,147,000 as of June 30, 2011, as compared to $83,978,000 at December 31, 2010. The increase was the result of net income of $918,000, a change in accumulated other comprehensive income of $3,191,000 and stock based compensation expense of $60,000, all during the first six months of 2011.  Under current regulations, management believes that the Company meets all capital adequacy requirements.  The Company suspended indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009.  This Board decision was made to strengthen and preserve the Company’s capital base in these challenging economic times.  In addition, the payment of dividends is restricted by the Written Agreement signed on January 6, 2010 among the Company, NVB, and the Federal Reserve Bank.  See “Regulatory Matters” on page 23.

The Company’s and North Valley Bank’s capital amounts and risk-based capital ratios are presented below (in thousands).

					To be Well Capitalized
			For Capital		Under Prompt Corrective
			Adequacy Purposes		Action Provisions
	Actual		Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
As of June 30, 2011:
Total capital (to risk weighted assets)	$114,635	18.57%	$49,385	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$104,392	16.91%	$24,694	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$104,392	11.80%	$35,387	4.00%	N/A	N/A

As of December 31, 2010:
Total capital (to risk weighted assets)	$113,279	17.63%	$51,403	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$102,422	15.94%	$25,702	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$102,422	11.48%	$35,687	4.00%	N/A	N/A

North Valley Bank
As of June 30, 2011:
Total capital (to risk weighted assets)	$118,815	19.26%	$49,352	8.00%	$61,690	10.00%
Tier 1 capital (to risk weighted assets)	$110,990	17.99%	$24,678	4.00%	$37,017	6.00%
Tier 1 capital (to average assets)	$110,990	12.55%	$35,375	4.00%	$44,219	5.00%

As of December 31, 2010:
Total capital (to risk weighted assets)	$116,217	18.08%	$51,423	8.00%	$64,279	10.00%
Tier 1 capital (to risk weighted assets)	$108,092	16.82%	$25,706	4.00%	$38,558	6.00%
Tier 1 capital (to average assets)	$108,092	12.11%	$35,703	4.00%	$44,629	5.00%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. As of June 30, 2011, $31,961,000 was outstanding in the form of subordinated debt issued by the Company.  Unused lines of credit with correspondent banks to provide federal funds of $10,000,000 as of June 30, 2011 were also available to provide liquidity.  In addition, NVB is a member of the Federal Home Loan Bank (“FHLB”) providing additional unused borrowing capacity of $282,860,000 secured by certain loans and investment securities as of June 30, 2011. The Company also has an unused line of credit with the Federal Reserve Bank of San Francisco (“FRB”) of $8,369,000 secured by investment securities.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability.  Total liquid assets (cash and due from banks, Federal funds sold and available for sale investment securities) totaled $333,807,000 and $289,278,000 (or 37.3% and 32.7% of total assets) at June 30, 2011 and December 31, 2010, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds.  Core deposits totaled $669,641,000 and $656,513,000 at June 30, 2011 and December 31, 2010, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has not been a material change in the Company’s market risk profile for the six months ended June 30, 2011 compared to December 31, 2010.  Please see discussion under the caption “Interest Rate Sensitivity” on page 38.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2011. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  (removed and reserved)

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

31	Rule 13a-14(a) / 15d-14(a) Certifications
32	Section 1350 Certifications

101. INS	XBRL Instance Document (furnished herewith)
101. SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101. LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

The interactive data files listed above shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP
(Registrant)

Date August 12, 2011

By:

/s/ Michael J. Cushman
Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin R. Watson
Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)