Form 10-K
period 2011-12-31
NORTH VALLEY BANCORP
filed 2012-03-28
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $66,371,000 as of June 30, 2011.

The number of shares outstanding of common stock as of March 14, 2012, were 6,833,752.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

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

At December 31, 2011 the Company had $904,966,000 in total assets, $456,215,000 in total loans and $766,239,000 in total deposits. The Company does not hold deposits of any one customer or group of customers where the loss of such deposits would have a material adverse effect on the Company. The Company’s business is not seasonal.

NVB was organized in September 1972, under the laws of the State of California, and commenced operations in February 1973. NVB is principally supervised and regulated by the California Commissioner of Financial Institutions (the “Commissioner”) and conducts a commercial and retail banking business, which includes accepting demand, savings, and money market rate deposit accounts and time deposits, and making commercial, real estate and consumer loans. It also issues cashier’s checks and money orders, sells travelers’ checks and provides safe deposit boxes and other customary banking services. As a state-chartered insured member bank, NVB is also subject to regulation by the Board of Governors of the Federal Reserve System (the “Board of Governors”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount which is $250,000 per separately insured depositor. FDIC-insured deposits are our primary source of funds. As part of our asset-liability management, we analyze the maturities and interest rates of our retail deposits in order to promote stability in our supply of funds, to the extent feasible under changing market conditions. For more deposit information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Deposits.”

NVB has signed agreements with Essex National Securities, Inc., a registered broker-dealer, (“ENSI”) whereby ENSI provides broker/dealer services and standardized investment advice to NVB customers. NVB shares in the fees and commissions paid to ENSI on a pre-determined schedule. Majority ownership of ENSI is held by Addison Avenue Financial Partners, LLC, a subsidiary of the First Tech Federal Credit Union, headquartered in Palo Alto, California.

NVB operates twenty-four banking offices in Shasta, Trinity, Humboldt, Del Norte, Yolo, Sonoma, Placer, and Mendocino Counties, for which it has received all of the requisite regulatory approvals. The headquarters office in Redding opened in February 1973.  In October 1973, NVB opened its Weaverville Office; in October 1974, its Hayfork Office; in January 1978, its Anderson Office; and in September 1979, its Enterprise Office (East Redding). On December 20, 1982, NVB acquired the assets of two branches of the Bank of California:  one located in Shasta Lake and the other in Redding, California. On June 1, 1985, NVB opened its Westwood Village Office in South Redding. On November 27, 1995, NVB opened a branch located in Palo Cedro, California. On October 14, 1997, NVB relocated its branch in Shasta Lake to a new facility. NVB opened two super-market branches in 1998 located in Cottonwood, California and Redding, California. On May 11, 1998, NVB opened a Business Banking Center in Redding, California, to provide banking services to business and professional clients. On August 13, 2001, the Business Banking Center and the Company’s Administrative offices moved to a new location at 300 Park Marina Circle in Redding, California. On August 5, 2002, NVB opened an Express Banking Center located at 2245 Churn Creek Road in Redding.

Markets We Serve

The Company is headquartered in Redding and operates twenty-four commercial banking offices in eight counties in Northern California. The Company views its service area as having four distinct markets:

•	The Redding market – NVB was founded in Redding, California, which is located in Shasta County, and has grown organically there since 1973. Shasta County is a mature, slow growth market that has a population of roughly 177,000. The median household income is $44,000 and the median age is 41.8 years. The unemployment rate in Shasta County as of December 2011 was 13.4%. The primary employment types are the Services Industry and Government. The major employers are the State of California – local government offices, Sierra Pacific Industries, Mercy Hospital, and Shasta Regional Medical Facility.

•	The Coastal market – the Company acquired its presence in the coastal market (which includes Humboldt, Del Norte, Trinity, and Mendocino Counties) through the acquisition of Six Rivers National Bank in 2000. The Coastal market is a mature, slow growth market. Most of the NVB branches are small retail facilities located in rural towns, with the exception of Eureka, which is located in Humboldt County and has a population of approximately 27,000. Humboldt County has a population of approximately 135,000, median household income of $40,000, and the median age is 37.1 years. The unemployment rate in Humboldt County as of December 2011 was 10.6%. Employment has traditionally been fishing and timber resource based. The major employers are various seafood-related companies and the State of California – local government offices.

•	The I-80 Corridor market – the Company has a business banking office located in each of Roseville, California and Woodland, California along Interstate 80. This market is a growth market and the Company acquired its presence in this market through the acquisition of Yolo Community Bank in 2004. Roseville, which is located in Placer County, has a population of 119,000 and the county population is approximately 348,000. The county’s median household income is $74,400 and the median age 40.3 years. The unemployment rate in Placer County as of December 2011 was 9.5%. The local economy provides many employment types and some major employers are Hewlett-Packard, Telefunken Semiconductors USA, Kaiser Permanente and the Union Pacific Railroad. Woodland, which is located in Yolo County, has a population of approximately 55,000 and the county population is approximately 200,000. The county’s median household income is $57,000 and the median age 30.4 years. The unemployment rate in Yolo County as of December 2011 was 13.2%. The primary employment types are agriculture, manufacturing, technology companies, services, merchants, and tourism. The major employers are University of California at Davis, Cache Creek Casino Resort, and the US Postal Service.

•	The Santa Rosa market – the Company established its presence in the Santa Rosa market through de novo branching when it opened a business banking office in 2005. Santa Rosa, which is located in Sonoma County, is a growth market. Santa Rosa has a population of 168,000 and the county population is approximately 484,000. The county’s median household income is $63,200 and the median age 39.9 years. The unemployment rate in Sonoma County as of December 2011 was 8.9%. The primary employment types are education and health services, retail trade, tourism and the wine industry. The major employers are Kaiser Permanente, St. Joseph Health System, Agilent Technologies, and Medtronic Cardio Vascular.

Subordinated Debentures

The Company owns the common stock of four business trusts that have issued an aggregate of $31.0 million in trust preferred securities fully and unconditionally guaranteed by the Company. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated debentures issued by the Company, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures issued by the Company is $32.0 million, with the maturity dates for the respective debentures ranging from 2031 through 2036. Subject to regulatory approval, the Company may redeem the respective junior subordinated debentures earlier than the maturity date, with certain of the debentures being redeemable beginning in July 2006 and others being redeemable beginning in April 2008, July 2009 and March 2011. On November 9, 2009, the Company elected to defer the payment of interest on these securities. The Company is allowed to defer the payment of interest for up to 20 consecutive quarterly periods without triggering an event of default. The obligation to pay interest is cumulative and will continue to accrue. For more information about the trust preferred securities and the debentures and certain regulatory restrictions on the payment of interest, see Notes 10 and 18 to the Notes to Consolidated Financial Statements.

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

NVB is chartered by the California Department of Financial Institutions (“DFI”), and subject to the rules and regulations of the Commissioner. NVB’s deposits are insured by the FDIC, and NVB is a member of the Federal Reserve System. Consequently, NVB is subject to the supervision of, and is regularly examined by, the Commissioner and the Board of Governors. Such supervision and regulation includes comprehensive reviews of all major aspects of the Bank’s business and condition, including its capital ratios, allowance for loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. NVB is required to file reports with the Commissioner and the Board of Governors and provide such additional information as the Commissioner and the Board of Governors may require.

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

Capital Adequacy. The Board of Governors and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and its banking subsidiaries are required to maintain capital equal to at least 8% of its assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves. The Company and NVB are subject to regulations issued by the Board of Governors and the FDIC, which require maintenance of a certain level of capital. These regulations impose two capital standards: a risk-based capital standard and a leverage capital standard.

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

At December 31, 2011, the Company and the Bank were in compliance with the risk-based capital and leverage ratios described above. See Item 8, “Financial Statements and Supplementary Data”, and Note 18 to the Financial Statements incorporated by reference therein, for a listing of the Company’s and Bank’s risk-based capital ratios at December 31, 2011 and 2010.

FDICIA. The Board of Governors, the Comptroller of the Currency (“OCC”) and the FDIC have adopted regulations implementing a system of prompt corrective action for insured financial institutions pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). These regulations establish five capital categories with the following characteristics: (1) “Well capitalized” - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure; (2) “Adequately capitalized” - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a “well capitalized” institution; (3) “Undercapitalized” - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) “Significantly undercapitalized” - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; and (5) “Critically undercapitalized” - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%. NVB is considered “well capitalized” under the framework for prompt corrective action.

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

Rating System. The Federal Financial Institution Examination Counsel (“FFIEC”) on December 13, 1996, approved an updated Uniform Financial Institutions Rating System (“UFIRS”). In addition to the five components traditionally included in the so-called “CAMEL” rating system which has been used by bank examiners for a number of years to classify and evaluate the soundness of financial institutions (including capital adequacy, asset quality, management, earnings and liquidity), UFIRS includes for all bank regulatory examinations conducted on or after January 1, 1997, a new rating for a sixth category identified as sensitivity to market risk. Ratings in this category are intended to reflect the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices may adversely affect an institution’s earnings and capital. The revised rating system is identified as the “CAMELS” system.

CRA Compliance. Community Reinvestment Act (“CRA”) regulations evaluate banks’ lending to low and moderate income individuals and businesses across a four-point scale from “outstanding” to “substantial noncompliance,” and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in “substantial noncompliance” with the CRA regulations may be subject to enforcement proceedings. NVB currently has a rating of “satisfactory” for CRA compliance.

Regulatory Compliance. The Bank is subject to periodic regulatory examinations in the ordinary course of business which are conducted by the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions. Currently there remains pending a compliance examination of the Bank conducted by the Federal Reserve Bank of San Francisco and, therefore, the Bank has not received the final report of examination.

Dividends. The Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends from NVB. The ability of NVB to pay cash dividends is subject to restrictions set forth in the California Financial Code as well as restrictions established by the FDIC and the FRB. See Items 1A, “Risk Factors” and 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” below for further information regarding the payment of cash dividends by the Company and NVB.

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

Lending and Credit Administration. Within 60 days of signing the Written Agreement, NVB was required to submit a program to enhance lending and credit administration that addresses, considers and includes, at a minimum, work-out strategies for problem loans and loans on the NVB watch list; standards for interest-only loans; and standards for the timely movement of loans to nonaccrual status.  Such a program was submitted to the Reserve Bank within the 60-day period and was accepted by the Reserve Bank and is being implemented by NVB as agreed.

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

Communications from the Reserve Bank have continued to confirm that the Company and NVB are currently in compliance with all provisions of the Written Agreement.

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

Certain surveillance provisions of the Patriot Act were scheduled to expire on December 31, 2005, and actions to restrict the use of the Patriot Act surveillance provisions were filed by the ACLU and other organizations. On March 9, 2006, after temporary extensions of the Patriot Act, President Bush signed the “USA Patriot Improvement and Reauthorization Act of 2005” and the “USA Patriot Act Additional Reauthorizing Amendments Act of 2006,” which reauthorized all expiring provisions of the Patriot Act  and extended certain provisions related to surveillance and production of business records until December 31, 2009. The extended deadline for those provisions was subsequently further extended at various times during 2010 and 2011 and on May 26, 2011, President Obama signed a further four-year extension of the surveillance provisions.

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

The Company’s securities are listed on the NASDAQ Global Select Market. Consequently, in addition to the rules promulgated by the SEC pursuant to the Act, the Company must also comply with the listing standards applicable to all NASDAQ listed companies. The NASDAQ listing standards applicable to the Company include standards related to (i) director independence, (ii) executive session meetings of the board, (iii) requirements for audit, nominating and compensation committee charters, membership qualifications and procedures, (iv) shareholder approval of equity compensation arrangements, and (v) code of conduct requirements.

The Company has incurred and it is anticipated that it will continue to incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission, NASDAQ and other regulatory agencies having jurisdiction over the Company or the issuance and listing of its securities. The Company does not currently anticipate that compliance with the Act and such rules and regulations will have a material adverse effect upon its financial position or results of its operations or its cash flows. Management is required to report on the effectiveness of internal control over financial reporting, but an external attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting was not required for the year ended December 31, 2011 and 2010. See Item 9A, “Controls and Procedures,” below.

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

Competition

At June 30, 2011, commercial and savings banks in competition with the Company had 394 banking offices in the counties of Del Norte, Humboldt, Mendocino, Placer, Shasta, Sonoma, Trinity and Yolo where the Company operates. In those 394 banking offices (which include the Company’s 24), there were $25.0 billion in total deposits of which the Company had an overall share of 3.0%. Additionally, the Company competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage over the Company because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services and international banking which the Company is not authorized nor prepared to offer currently. The Company has arranged with correspondent banks and with others to provide some of these services for their customers. As of December 31, 2011, NVB’s lending limit to any one borrower is $33,489,000 on a fully secured basis and $20,093,000 on an unsecured basis. These limits are adequate in most instances to compete for lending relationships within the markets we currently serve.

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

Monetary and Fiscal Policies

The net interest income of the Company, and to a large extent, its earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Board of Governors of the Federal Reserve System. The Board of Governors can and does implement national monetary policy, such as seeking to curb inflation and combat recession by its open market operations in United States government securities, adjustments in the amount of interest free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve System. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on the Company are not predictable.

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

The amount of FDIC assessments paid by each DIF member institution is based on its risk profile as measured by regulatory capital ratios and other supervisory factors. Under the assessment rate system established in 2006, the FDIC increased the assessment rates (effective January 1, 2007) for most institutions from $0.05 to $0.07 per $100 of insured deposits and established a Designated Reserve Ratio (“DRR”) for the DIF during 2007 at 1.25% of insured deposits. Since 2008, due to higher levels of bank failures and the need to maintain a strong DIF, the FDIC has increased the assessment rates of insured institutions and may continue to do so in the future. On November 17, 2009, the FDIC amended its regulations and required all insured financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, unless they were notified they were exempt from the prepayment. The FDIC exempted North Valley Bank from the requirement to prepay. For the year ended December 31, 2011, the assessment rate for North Valley Bank averaged $0.18 per $100 in assessable deposits, compared to $0.28 per $100 in assessable deposits for the year ended December 31, 2010.

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

In order for a commercial bank to affiliate with a securities firm or an insurance company pursuant to the FSMA, its bank holding company must qualify as a financial holding company. A bank holding company will qualify if (i) its banking subsidiaries are “well capitalized” and “well managed” and (ii) it files with the Board of Governors a certification to such effect and a declaration that it elects to become a financial holding company. The amendment of the Bank Holding Company Act now permits financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies are also permitted to engage in activities that are complementary to financial activities if the Board of Governors determines that the activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general. These standards expand upon the list of activities “closely related to banking” which to date have defined the permissible activities of bank holding companies under the Bank Holding Company Act.

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

TARP and the CPP. On October 3, 2008, the EESA was signed into law. Pursuant to the EESA, the U.S. Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has implemented several programs, including the purchase by the U.S. Treasury of certain troubled assets from financial institutions under the Troubled Asset Relief Program” (the “TARP”) and the direct purchase by the U.S. Treasury of equity securities of financial institutions under the Capital Purchase Program (the “CPP”). On October 24, 2008, the U.S. Treasury announced plans to direct $250 billion of the TARP funding into the CPP to acquire preferred stock investments in bank holding companies and banks. Bank holding companies and banks desiring to participate in the CPP as a Qualifying Financial Institution (“QFI”) must agree to comply with certain standardized terms and conditions specified by the U.S. Treasury. The Company did not participate in the CPP.

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

American Recovery and Reinvestment Act. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the U.S. Treasury must promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under the TARP, including preferred stock issued under the CPP, remains outstanding. These ARRA restrictions do not apply to any TARP recipient during such time when the federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) holds no preferred stock or warrants to purchase common stock of such recipient. The Company is not subject to these restrictions because it did not participate in TARP.

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

On December 23, 2010, the federal banking agencies jointly issued guidance on underwriting standards for small business loans originated under the SBLF which require adherence to safe and sound credit standards and risk management processes. It is uncertain whether the SBLF will have the intended effect of creating jobs in sufficient numbers to positively impact the economic recovery. The Company did not participate in the SBLF.

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

•	Changes to Capital Requirements. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies which will not be lower and could be higher than current regulatory capital and leverage standards for insured depository institutions. Under these requirements, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.

•	Enhanced Regulatory Supervision. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•	Consumer Protection. The Dodd-Frank Act creates the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve System. The CFPB is responsible for establishing and implementing rules and regulations under various federal consumer protection laws governing certain consumer products and services. The CFPB has primary enforcement authority over large financial institutions with assets of $10 billion or more, while smaller institutions will be subject to the CFPB’s rules and regulations through the enforcement authority of the federal banking agencies. States are permitted to adopt consumer protection laws and regulations that are more stringent than those laws and regulations adopted by the CFPB and state attorneys general are permitted to enforce consumer protection laws and regulations adopted by the CFPB.

•	Deposit Insurance. The Dodd-Frank Act permanently increases the deposit insurance limit for insured deposits to $250,000 per depositor and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Other deposit insurance changes under the Dodd-Frank Act include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio of the DIF from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act. In December 2010, pursuant to the Dodd-Frank Act, the FDIC increased the reserve ratio of the DIF to 2.0 percent effective January 1, 2011.

•	Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•	Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•	Enhanced Lending Limitations. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•	Debit Card Interchange Fees. The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Within nine months of enactment of the Dodd-Frank Act, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

•	Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

•	Charter Conversions. Effective one year after enactment of the Dodd-Frank Act, depository institutions that are subject to a cease and desist order or certain other enforcement actions issued with respect to a significant supervisory matter are prohibited from changing their federal or state charters, except in accordance with certain notice, application and other procedures involving the applicable regulatory agencies.

•	Compensation Practices. The Dodd-Frank Act provides that the appropriate federal banking regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the enactment of the Dodd-Frank Act, the federal bank regulatory agencies jointly issued the Interagency Guidance on Sound Incentive Compensation Policies (“Guidance”), which requires that financial institutions establish metrics for measuring the risk to the financial institution of such loss from incentive compensation arrangements and implement policies to prohibit inappropriate risk taking that may lead to material financial loss to the institution. Together, the Dodd-Frank Act and the Guidance may impact our compensation policies and arrangements.

•	Corporate Governance. The Dodd-Frank Act will enhance corporate governance requirements to include (i) requiring publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders; (ii) authorizing the SEC to promulgate rules that would allow shareholders to nominate their own candidates for election as directors using a company’s proxy materials; (iii) directing the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether or not the company is publicly traded; and (iv) authorizing the SEC to prohibit broker discretionary voting on the election of directors and on executive compensation matters.

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

Future Legislation and Regulation

Certain legislative and regulatory proposals that could affect the Company and banking business in general are periodically introduced before the United States Congress, the California State Legislature and federal and state government agencies. It is not known to what extent, if any, legislative proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationships of financial institutions. It is likely, however, that such legislation could subject the Company and NVB to increased regulation, disclosure and reporting requirements and increase competition and the Company’s cost of doing business.

In addition to legislative changes, the various federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such and regulations may have on the Company and NVB.

Employees

At December 31, 2011, the Company had approximately 334 employees, (which includes 315 full-time equivalent employees). None of the Company’s employees are represented by a labor union, and management considers its relations with employees to be good.

Website Access

Information on the Company and its subsidiary NVB may be obtained from the Company’s website www.novb.com. Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto are available free of charge on the website as soon as they are published by the SEC through a link to the Edgar reporting system maintained by the SEC. Simply select the “NOVB Investors” menu item, then click on “Shareholder Relations” and then select the “SEC Filings” link. Also made available through the “SEC Filings” link are the Section 16 reports of ownership and changes in ownership of the Company’s common stock which are filed with the Securities and Exchange Commission by the directors and executive officers of the Company and by any persons who own more than ten percent of the outstanding shares of such stock. Information on the Company website is not incorporated by reference into this report.

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

Competition. An economy characterized by a decline in real estate values, high unemployment and general uncertainty has increased competition for good quality loans among depository institutions operating in the Company’s market areas. Ultimately, the Company and North Valley Bank may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that are offered by North Valley Bank. These competitors include national and super-regional banks, finance companies, investment banking and brokerage firms, credit unions, government-assisted farm credit programs, other community banks and technology-oriented financial institutions offering online services. In particular, North Valley Bank’s competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances, such as Internet-based banking services that cross traditional geographic bounds, enable more companies to provide financial services. If North Valley Bank is unable to attract and retain banking customers, it may be unable to continue its level of loans and deposits, which may adversely affect its and the Company’s results of operations, financial condition and future prospects.

Dependence on Key Employees. The Company and North Valley Bank are dependent on the successful recruitment and retention of highly qualified personnel. Our ability to implement our business strategies is closely tied to the strengths of our chief executive officer and other key officers. Our key officers have extensive experience in the banking industry which is not easily replaced. Business banking, one of the Company’s principal lines of business, is dependent on relationship banking, in which Company personnel develop professional relationships with small business owners and officers of larger business customers who are responsible for the financial management of the companies they represent. If these employees were to leave the Company and become employed by a competing bank, the Company could potentially lose business customers. In addition, the Company relies on its customer service staff to effectively serve the needs of its consumer customers. The Company very actively recruits for all open positions and management believes that its employee relations are good.

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

Geographic Concentration. All of the business of the Company is located in the State of California and the banking offices of the Company are located in the Northern California Counties of Shasta, Trinity, Humboldt, Del Norte, Yolo, Sonoma, Placer and Mendocino. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those counties. Our success depends upon the business activity, population, employment and income levels, deposits and real estate activity in these markets. Adverse economic conditions and unemployment trends in those markets are affecting the ability of our customers to repay their loans which has reduced our growth rate and impacted our financial condition and results of operations. Economic conditions in the State of California are subject to various uncertainties at this time, including the budgetary and fiscal difficulties facing the California State Government. Conditions in the California economy may deteriorate and such deterioration would adversely affect the Company.

Commercial Loans. As of December 31, 2011, approximately 10% of our loan portfolio consisted of commercial business loans. The credit risk for commercial loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the mobility of collateral, the effect of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. In addition, unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.

Real Estate Values. A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2011, real estate served as the principal source of collateral with respect to approximately 77% of the Company’s loan portfolio. A continuing substantial decline in the economy in general, or a continuing decline in real estate values in the Company’s primary operating market areas in particular, could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of mortgage-backed securities included in the available-for-sale investment portfolio, as well as the Company’s financial condition and results of operations in general and the market value for Company common stock. Acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition. In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize the amount equal to the indebtedness secured by the property in the event of foreclosure.

Construction and Development Loans. At December 31, 2011, real estate construction loans totaled $27.4 million, or 6.0% of our total loan portfolio. Residential construction loans, including land acquisition and development, totaled $23.8 million or 87% of the Company’s real estate construction portfolio, and 5.2% of the total loan portfolio. Construction, land acquisition and development lending involve additional risks because funds are advanced on the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, speculative construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or the guarantor to repay the principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan, as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

Other Real Estate Owned (“OREO”). Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at its fair value less estimated costs to sell (fair value). The amount, if any, by which the recorded amount of the loan exceeds the fair value (less estimated costs to sell) are charged to the allowance for loan losses, if necessary. The Company’s earnings could be materially and adversely affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership. Also, any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. Our OREO totaled $20,106,000 at December 31, 2011, $25,784,000 at December 31, 2010 and $12,377,000 at December 31, 2009.

Allowance for Loan Losses. Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance, but the allowance for loan losses may not be adequate to cover actual loan losses. In addition, future provisions for loan losses could materially and adversely affect the Company and therefore the Company’s operating results. The Company’s allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses. We believe that the Company’s allowance for loan losses is adequate to cover current losses, but a continuing decline in real estate values combined with higher rates of unemployment or under-employment in our operating markets could result in an increase in classified loans and the allowance for loan losses. These occurrences could materially and adversely affect the Company’s earnings.

Nonperforming Loans. In recent years, we have experienced significant declines in the performance of loans, particularly construction, development and land loans, and unsecured commercial and consumer loans. At December 31, 2011, the Company’s nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) were approximately $18,411,000, compared to approximately $20,065,000 at December 31, 2010. Nonperforming loans at December 31, 2009 were approximately $46,598,000. Nonperforming loans as a percentage of the Company’s total loans were 4.04% at December 31, 2011, 3.91% at December 31, 2010, and 7.74% at December 31, 2009. Nonperforming loans adversely affect the Company’s net income in various ways. We do not record interest income on nonaccrual loans; the costs of reappraising adversely classified assets, legal and other costs associated with loan collections, and other operating costs related to foreclosed assets have increased our noninterest expense; and upon taking collateral through foreclosure or similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, less estimated selling costs, which may result in a loss. Until economic and market conditions improve, we expect that our level of nonperforming loans will continue to impact our earnings, and could have a substantial adverse impact if conditions deteriorate further.

Regulatory Agreement. On January 6, 2010, the Company and North Valley Bank entered into a Written Agreement with the Federal Reserve Bank. A copy of the Written Agreement was filed with the Securities and Exchange Commission on January 8, 2010, as an exhibit to the Company’s Current Report on Form 8-K. Among other things, the Written Agreement provides that the Company and North Valley Bank shall submit to the Federal Reserve Bank their plans to enhance lending and credit administration functions, to maintain policies and procedures for the maintenance of an adequate allocation for loan losses, to strengthen the management of commercial real estate concentrations and to update its capital plan in order to maintain capital ratios at or above the required minimums. The Written Agreement also restricts the payment of dividends and any payments on trust preferred securities, certain indemnification and severance payments, and any reduction in capital and the purchase or redemption of stock without the prior approval of the Federal Reserve Bank. Progress reports detailing the form and manner of all actions taken to secure compliance with the Written Agreement must be submitted to the Federal Reserve Bank at least quarterly. The failure of the Company or North Valley Bank to comply with the Written Agreement may subject the Company and North Valley Bank to additional regulatory restrictions. Each provision of the Written Agreement will remain effective and enforceable until stayed, modified, terminated or suspended by the Federal Reserve Bank. Communications from the Reserve Bank have continued to confirm that the Company and NVB are currently in compliance with all provisions of the Written Agreement.

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

Dilution of Common Stock. On April 22, 2010, the Company raised $40 million (in gross proceeds) in a private placement of 40,000 shares of its Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) to a limited number of institutional and other accredited investors, including certain directors and executive officers of the Company. The shares of Series A Preferred Stock were convertible into shares of the Company’s common stock and, on July 21, 2010, with the prior approval of the Company shareholders, all 40,000 shares of Series A Preferred Stock were converted into a 26,666,646 shares of Company common stock (resulting in a total of 34,162,463 shares of common stock outstanding on such date). Shares of the Company’s common stock remaining eligible for future sale could have a further dilutive effect on the market for the common stock and could adversely affect the market price. The Amended and Restated Articles of Incorporation of the Company currently authorize the issuance of 60,000,000 shares of common stock, of which 6,833,752 were outstanding at December 31, 2011 (after a one-for-five reverse stock split effective on December 28, 2010). Pursuant to Company stock option plans, at December 31, 2011, employees and directors of the Company had outstanding options to purchase 184,070 shares of common stock. As of December 31, 2011, 161,095 shares of common stock remained available for grants under the Company’s stock option plans. Sales of substantial amounts of the Company common stock in public or private offerings could adversely affect the market price of common stock.

Operations Risks. The Company is subject to a variety of operations risks, including, but not limited to, reputational risk, legal risk and compliance risk, data processing system failures and errors, operational errors resulting from faulty or disabled computer or telecommunications systems and the risk of fraud or theft by employees or outsiders, any of which may adversely affect our business and results of operations. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Company’s internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company’s business, financial condition or results of operations. The Bank is subject to periodic regulatory examinations in the ordinary course of business which are conducted by the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions. Currently there remains pending a compliance examination of the Bank conducted by the Federal Reserve Bank of San Francisco and, therefore, the Bank has not received the final report of examination.

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

The Effects of Changes to FDIC Insurance Coverage Limits and Assessments. FDIC insurance assessments are uncertain and increased premiums may adversely affect the Company’s earnings. The FDIC charges insured financial institutions premiums to maintain the DIF. Current economic conditions have increased expectations for additional bank failures and, in such event, the FDIC would take control of the failed banks and guarantee payment of deposits up to applicable insured limits from the DIF. Insurance premium assessments to insured financial institutions may increase as necessary to maintain adequate funding of the DIF. The EESA of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000, which was scheduled to remain in effect through December 31, 2013. With enactment of the Dodd-Frank Act on July 21, 2010, the $250,000 per depositor insurance limit was made permanent and, among other matters, unlimited deposit insurance for noninterest bearing transaction accounts was extended through December 31, 2012. It is not clear how depositors may respond regarding the permanent increase in insurance coverage to $250,000. Despite the increase, some depositors may reduce the amount of deposits held at North Valley Bank if concerns regarding bank failures persist, which could affect the level and composition of North Valley Bank’s deposit portfolio and thereby directly impact its funding costs and net interest margin. North Valley Bank’s funding costs may also be adversely affected in the event that activities of the Federal Reserve Board and the U.S. Department of the Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to North Valley Bank or reducing the availability of funds to finance its existing operations and thereby adversely affect the Company’s results of operations, financial condition, future prospects, profitability and stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

At December 31, 2011, the net book value of the Company’s properties (including land and buildings) and its furniture, fixtures and equipment was $8,661,000. The Company’s principal executive and administrative office is located in a leased building at 300 Park Marina Circle, Redding, Shasta County, California.

The following table sets forth information about the Company’s premises, both owned and leased. The leases indicated below expire between February 2013 and September, 2023. The Company believes that it will be able to renew the leases or obtain comparable premises as and when they expire.

Description	Office Type	Owned/Leased

Redding	Branch	Owned
Westwood	Branch	Leased
Shasta Lake	Branch	Owned
Country Club	Branch	Owned
Weaverville	Branch	Owned
Hayfork	Branch	Owned
Buenaventura	Supermarket Branch	Leased
Anderson	Branch	Owned
Enterprise	Branch	Owned
Cottonwood	Supermarket Branch	Leased
Palo Cedro	Branch	Leased
Churn Creek	Branch	Owned
Redding Warehouse	Storage Facility	Leased
Park Marina Circle	Administrative/ Branch	Leased
Cypress Center	Administrative	Leased
Real Estate	Administrative	Owned
Eureka Mall	Branch	Leased
McKinleyville	Branch	Leased
Crescent City	Branch	Owned
Eureka Downtown	Branch	Owned
Ferndale	Branch	Owned
Garberville	Branch	Leased
Willits	Branch	Owned
Woodland	Administrative/ Branch	Leased
Roseville	Branch	Leased
Santa Rosa	Branch	Leased
Ukiah	Branch	Leased

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The North Valley Bancorp common stock is listed and trades on the NASDAQ Global Select Market under the symbol “NOVB.” The shares were first listed with the NASDAQ Stock Market in April 1998. The table below summarizes the Common Stock high and low trading prices traded during the two-year period ended December 31, 2011 as reported on the NASDAQ Global Select Market. The Company did not declare any cash dividends on its common stock for the years ended 2011 and 2010. A one-for-five reverse stock split was effective on December 28, 2010, and all share prices have been adjusted to reflect that split.

	Year Ended December 31,
	2011		2010
	High	Low	High	Low
First Quarter	$12.99	$8.10	$10.50	$7.25
Second Quarter	$10.86	$9.61	$14.80	$8.75
Third Quarter	$10.90	$9.02	$11.65	$6.65
Fourth Quarter	$10.45	$8.25	$9.50	$6.30

Holders

The Company had approximately 745 registered shareholders of record as of December 31, 2011.

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

The Board of Directors of the Company decides whether to declare and pay dividends after consideration of the Company’s earnings, financial condition, future capital needs, regulatory requirements and other factors as the Board of Directors may deem relevant. On January 29, 2009, primarily as a result of the Company’s operating performance for 2008, the Board of Directors determined that it was in the best interest of the Company to suspend indefinitely the payment of quarterly cash dividends on its common stock, beginning in 2009. As a result, no cash dividends were declared or paid during 2010 and 2011.

See Note 18 to the Consolidated Financial Statements for additional information regarding the payment of dividends, including information regarding certain limitations on the payment of dividends or distributions by the Company or NVB which are specified in the Written Agreement dated January 6, 2010, executed by and among the Company, NVB and the Federal Reserve Bank. At present, neither the Company nor NVB may declare or pay any dividends without the prior written approval of the Federal Reserve Bank and the Board of Governors.

Performance Graph

The following graph compares our cumulative total shareholder return since December 31, 2006 with the NASDAQ Composite Index, the SNL $500 million - $1 billion Bank Index, and SNL Western Bank Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100.00 on December 31, 2006.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
North Valley Bancorp	100.00	72.29	21.98	12.29	10.52	11.30
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank $500M-$1B	100.00	80.13	51.35	48.90	53.38	46.96
SNL Western Bank	100.00	83.53	81.33	74.68	84.62	76.45

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected historical consolidated financial data, and is derived in part from our audited consolidated financial statements. The selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, which are included in this Annual Report on Form 10-K as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Income Statement
Total interest income	$37,145	$38,922	$43,955	$52,091	$59,524
Total interest expense	5,786	8,985	12,721	16,954	18,638
Net interest income	31,359	29,937	31,234	35,137	40,886
Provision for loan losses	2,650	7,970	26,500	12,100	2,050

Net interest income after provision for loan losses	28,709	21,967	4,734	23,037	38,836
Total noninterest income	14,365	12,944	14,010	10,152	11,159
Total noninterest expense	39,715	42,144	53,990	38,658	40,386
Income (loss) before provision (benefit) for income taxes	3,359	(7,233)	(35,246)	(5,469)	9,609
Provision (benefit) for income taxes	312	(985)	(9,394)	(3,675)	3,075
Net income (loss)	3,047	(6,248)	(25,852)	(1,794)	6,534
Preferred stock discount	—	(18,667)	—	—	—
Net income (loss) available to common stockholders	$3,047	$(24,915)	$(25,852)	$(1,794)	$6,534
Income (loss) per share (1)
Basic	$0.45	$(6.42)	$(17.24)	$(1.20)	$4.45
Diluted	$0.45	$(6.42)	$(17.24)	$(1.20)	$4.30

Statement of Condition
Total assets	$904,966	$884,941	$884,362	$879,551	$949,019
Investment securities and federal funds sold	$352,421	$274,655	$194,594	$76,366	$104,372
Net loans	$443,559	$498,473	$583,878	$682,095	$735,498
Deposits	$766,239	$753,790	$787,809	$754,944	$736,739
Stockholder's equity	$89,465	$83,978	$52,302	$77,258	$81,471

Common Stock Data
Shares outstanding	6,833,752	6,832,492	1,499,163	1,499,163	1,482,613
Book value per share (2)	$13.09	$12.29	$34.89	$51.53	$54.95
Cash dividends per share	$—	$—	$—	$2.00	$2.00
Dividend payout ratio	—	—	—	(166.56%)	45.12%

Performance Ratios
Return (loss) on average assets	0.34%	(0.69%)	(2.85%)	(0.20%)	0.72%
Return (loss) on average equity	3.54%	(8.03%)	(34.92%)	(2.23%)	8.31%

Capital Ratios
Risk based capital:
Total (8% minimum ratio)	19.53%	17.63%	12.19%	12.75%	12.00%
Tier I (4% minimum ratio)	17.99%	15.94%	9.09%	10.93%	10.43%
Leverage ratio	11.82%	11.48%	7.16%	10.36%	10.29%

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

A summary of the Company’s most significant accounting policies and accounting estimates is contained in Note 1 to the Consolidated Financial Statements. An accounting estimate recognized in the financial statements is a critical accounting estimate if the accounting estimate requires management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made and different estimates that management could reasonably have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the Company’s financial condition, changes in financial condition, or results of operations. Management considers the Company’s allowance for loan losses, initial and subsequent valuation of other real estate owned, expenses related to the Company’s share-based payments programs, valuation of deferred tax assets and liabilities and investment impairment to be critical accounting policies.

Loans and Allowance for Loan Losses. The allowance for loan losses is an estimate of loan losses inherent in the Company’s loan portfolio as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after loan losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are evaluated collectively for impairment.

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

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company’s primary regulators, the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

Other Real Estate Owned (“OREO”). OREO represents properties acquired through foreclosure or physical possession. Write-downs to fair value at the time of transfer to OREO is charged to allowance for loan losses. Subsequent to foreclosure, management periodically evaluate the value of OREO held for sale and record a valuation allowance for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. Fair value is based on our assessment of information available to us and depends upon a number of factors, including our historical experience, economic conditions, and issues specific to individual properties. Management’s evaluation of these factors involves subjective estimates and judgments that may change.

Share Based Compensation. At December 31, 2011, the Company had two stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan, which are described more fully in Note 1 and 13 to the Consolidated Financial Statements included herein in Item 8, “Financial Statements and Supplementary Data”. Compensation cost is recognized on all share-based payments over the requisite service periods of the awards based on the grant-date fair value of the options determined using the Black-Scholes-Merton based option valuation model. Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. For further information on the computation of the fair value of share-based payments, see Note 1 and 13 to the Consolidated Financial Statements.

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

The Company evaluates deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results. The Company is required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. Future adjustments to the deferred tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of net deferred tax assets. The realization of deferred tax assets ultimately depends on the existence of sufficient taxable income in the carry back and carry forward periods under the tax law. Due to the Company’s cumulative tax losses in 2009 and 2010, it was determined that as of December 31, 2010, the Company was not able to meet the ‘more likely than not” standard as to realization of a portion of its deferred tax assets and accordingly established a partial valuation allowance of $4,500,000 against such assets. During the quarter ended December 31, 2011, the Company reversed the Federal portion of its valuation allowance in the amount of $223,000, and at December 31, 2011 had a remaining valuation allowance of $4,277,000.

Business Organization

North Valley Bancorp (the “Company”) is a California corporation and a bank holding company for NVB, a state-chartered, Federal Reserve Member bank. NVB operates out of its main office located at 300 Park Marina Circle, Redding, California 96001, with twenty-four branches, including two supermarket branches. The Company’s principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company’s primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues.

Overview

Financial Results

For the year ended December 31, 2011, the Company recorded net operating income of $3,047,000, compared to a net operating loss of $6,248,000, for the year ended December 31, 2010. For 2011, the Company realized a return on average stockholders’ equity of 3.54% and a return on average assets of 0.34%, as compared to a loss on average stockholders’ equity of 8.03% and a loss on average assets of 0.69%, for 2010.

On April 22, 2010, the Company completed a $40,000,000 private placement of Series A Preferred Stock, with net proceeds of $37,500,000, which further strengthened the Company’s and Bank’s capital levels and ratios. On July 16, 2010, the Company received approval at the Annual Meeting of Shareholders to convert the 40,000 shares of Series A Preferred Stock into 26,666,646 shares of common stock. At July 21, 2010, a total of 34,162,463 shares of common stock were issued and outstanding. Under generally accepted accounting principles (“GAAP”), the conversion feature of the preferred stock had an intrinsic value of $0.70 per share, or $18,667,000, based on the difference between the conversion price of $1.50 per share and the market value of $2.20 for the Company’s common stock at the commitment date, April 22, 2010. As required by GAAP, the Company recognized this difference of $18,667,000 as a beneficial conversion discount on the preferred stock as of the July 21, 2010 conversion date. After combining this implied dividend on the preferred stock with operating results for the year ended December 31, 2010, the Company reported a loss available to common shareholders of $24,915,000, or ($6.42) per diluted share. The Company completed its 1-for-5 reverse stock split on December 28, 2010, and the Company had 6,833,752 and 6,832,492 common shares outstanding at December 31, 2011 and 2010, respectively. All common stock and EPS have been restated on an equivalent basis throughout this filing, retrospectively.

During 2011, total assets increased $20,025,000, or 2.3%, to $904,966,000 at year end. The loan portfolio decreased $57,251,000, or 11.2%, and totaled $456,215,000 at December 31, 2011 compared to $513,466,000 at December 31, 2010. The primary reason for the decrease was the Company’s decision to decrease its Real Estate – Construction portfolio to reduce the Company’s exposure to this lending segment. See “Loan Portfolio” for further information. This portfolio decreased $27,718,000 from $55,181,000 at December 31, 2010 to $27,463,000 at December 31, 2011. This reduction was primarily from principal reductions and pay-offs but was also a result of certain charge-offs and properties taken into OREO. Available-for-sale investment securities increased $46,561,000 to $312,205,000 at December 31, 2011 from $265,644,000 at December 31, 2010, as proceeds and paydowns on loans were reinvested into government sponsored agency mortgage-backed securities in order to maintain liquidity and contribute to the level of earning assets which help to support the Company’s net interest margin. The loan to deposit ratio at December 31, 2011 was 59.5% as compared to 68.1% at December 31, 2010. Total deposits increased $12,449,000, or 1.7%, to $766,239,000 at December 31, 2011 compared to $753,790,000 at December 31, 2010. The overall increase in deposits was due to the increase in non-maturity deposits of $28,713,000. This was offset by a decrease in time certificates of $16,264,000 due to a reduction in rates on those deposits.

Nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) decreased $1,654,000, or 8.2%, to $18,411,000 at December 31, 2011 from $20,065,000 at December 31, 2010. Nonperforming loans as a percentage of total loans were 4.04% at December 31, 2011, compared to 3.91% at December 31, 2010.

Nonperforming assets (defined as nonperforming loans and OREO) totaled $38,517,000 at December 31, 2011, a decrease of $7,332,000 from the December 31, 2010 balance of $45,849,000. Nonperforming assets as a percentage of total assets were 4.26% at December 31, 2011 compared to 5.18% at December 31, 2010.

Gross charge-offs for the year ended December 31, 2011 were $5,525,000 and recoveries for the same year totaled $538,000 resulting in net charge-offs of $4,987,000, compared to gross charge-offs for the year ended December 31, 2010 of $12,515,000 and recoveries of $999,000 resulting in net charge-offs of $11,516,000.

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

Communications from the Reserve Bank have continued to confirm that the Company and NVB are currently in compliance with all provisions of the Written Agreement.

Results of Operations

Net Interest Income and Net Interest Margin (fully taxable equivalent basis): Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $324,000, $360,000 and $345,000 in taxable-equivalent interest income on tax-free investments for the years ending December 31, 2011, 2010 and 2009.

Net interest income for 2011 was $31,683,000, a $1,386,000, or 4.57%, increase from net interest income of $30,297,000 in 2010. Interest income decreased $1,813,000, or 4.62%, to $37,469,000 in 2011 due primarily to a decrease in average loans. The Company also had $1,039,000 in foregone interest income for the loans placed on nonaccrual status during the year ended December 31, 2011 compared to $2,096,000 and $2,143,000 for the years ended December 31, 2010 and 2009, respectively. The average loans outstanding decreased $77,018,000, or 13.76%, to $482,845,000. This lower loan volume decreased interest income by $4,575,000 in 2011. The average yield earned on the loan portfolio increased 4 basis points to 5.98% for 2011. This increase in yield increased interest income by $162,000 in 2011. The net decrease to interest income from the loan portfolio was $4,413,000. The 2011 average balance of the investment portfolio increased $93,432,000, or 46.37%, compared to 2010, which accounted for a $2,365,000 increase in interest income, an increase in average yield of taxable securities of 12 basis points increased interest income by $333,000, and a decrease in average yield of nontaxable securities of 23 basis points decreased interest income by $33,000.

Interest expense in 2011 decreased $3,199,000, or 35.6%, to $5,786,000. The decrease was primarily related to the average rates paid on time deposits which decreased 73 basis points to 1.21% and reduced interest expense by $1,569,000 along with a decrease in average time deposits of $43,160,000 which reduced interest expense by $837,000 during 2011. The average rate paid on savings and money market accounts decreased 24 basis points to 0.44% for 2011 compared to 0.68% for 2010, resulting in a decrease to interest expense of $529,000. This decrease was offset partially by higher average balances in savings and money market accounts of $9,846,000 in 2011, resulting in a $67,000 increase in interest expense compared to 2010. The average rate paid on other borrowed funds decreased 74 basis points to 5.91% for 2011 compared to 6.65% for 2010, resulting in a decrease to interest expense of $234,000.

Net interest margin for 2011 increased 23 basis points to 3.92% from 3.69% in 2010. The net interest margin for the fourth quarter of 2011 was 3.68%, which was an 8 basis point decrease from 3.76% in the fourth quarter of 2010 and a 22 basis point decrease from 3.90% in the third quarter of 2011. The decline in the net interest margin in the fourth quarter of 2011 compared to the third quarter of 2011 is primarily due to a decrease in average loan balances. The continued decrease in average loan balance during the three year period ended December 31, 2011 is due to loan pay offs or principal repayments of $147,019,000, charge-offs of $38,784,000 and transfers to other real estate owned of $51,404,000.

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

Net interest margin for 2010 decreased 19 basis points to 3.69% from 3.88% in 2009. The net interest margin for the fourth quarter of 2010 was 3.76%, which was an 8 basis point increase from 3.68% in the fourth quarter of 2009 and an 11 basis point increase from 3.65% in the third quarter of 2010.

The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for each of the past three years.

Average Daily Balance Sheets
(Dollars in thousands)
	2011			2010			2009
	Average	Yield/	Interest	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount	Balance	Rate	Amount
Assets
Federal funds sold	$31,103	0.23%	$73	$59,446	0.23%	$138	$33,587	0.23%	$76
Investments:
Taxable securities	280,708	2.70%	7,580	186,220	2.58%	4,809	113,711	3.45%	3,926
Nontaxable securities(1)	14,205	6.71%	953	15,261	6.94%	1,059	15,825	6.73%	1,065
Total investments	294,913	2.89%	8,533	201,481	2.91%	5,868	129,536	3.85%	4,991
Total loans (2)(3)	482,845	5.98%	28,863	559,863	5.94%	33,276	649,806	6.04%	39,233
Total earning assets/interest income	808,861	4.63%	37,469	820,790	4.79%	39,282	812,929	5.45%	44,300
Nonearning assets	106,836			101,192			110,782
Allowance for loan losses	(14,426)			(17,294)			(17,249)
Net nonearning assets	92,410			83,898			93,533
Total assets	$901,271			$904,688			$906,462

Liabilities and Stockholders' Equity

Transaction accounts	$164,616	0.18%	$293	$158,169	0.25%	$393	$154,763	0.32%	$493
Savings and money market	220,501	0.44%	971	210,655	0.68%	1,433	177,740	0.92%	1,644
Time deposits	216,408	1.21%	2,629	259,568	1.94%	5,035	308,419	2.75%	8,496
Other borrowed funds	32,012	5.91%	1,893	31,961	6.65%	2,124	32,298	6.46%	2,088
Total interest bearing liabilities/interest expense	633,537	0.91%	5,786	660,353	1.36%	8,985	673,220	1.89%	12,721
Noninterest bearing deposits	159,242			149,696			147,266
Other liabilities	22,386			16,789			11,937
Total liabilities	815,165			826,838			832,423
Stockholders' equity	86,106			77,850			74,039
Total liabilities and stockholders' equity	$901,271			$904,688			$906,462
Net interest income			$31,683			$30,297			$31,579
Net interest spread		3.72%			3.43%			3.56%
Net interest margin (4)		3.92%			3.69%			3.88%

(1) Tax-equivalent basis; nontaxable securities are exempt from federal taxation.

(2) Loans on nonaccrual status have been included in the computations of average balances.

(3) Includes loan fees of $234, $428 and $802 for years ended December 31, 2011, 2010 and 2009.

(4) Net interest margin is determined by dividing net interest income by total average earning assets.

The following table summarizes changes in net interest income resulting from changes in average asset and liability balances (volume) and changes in average interest rates. The change in interest due to both rate and volume has been allocated to the change in rate (in thousands).

	2011 Compared to 2010			2010 Compared to 2009
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income
Interest on federal funds sold	$(65)	$—	$(65)	$59	$3	$62
Interest on investments:
Taxable securities	2,438	333	2,771	2,502	(1,619)	883
Nontaxable securities	(73)	(33)	(106)	(38)	32	(6)
Total investments	2,365	300	2,665	2,464	(1,587)	877
Interest on loans	(4,575)	162	(4,413)	(5,433)	(524)	(5,957)
Total interest income	(2,275)	462	(1,813)	(2,910)	(2,108)	(5,018)

Interest Expense
Transaction accounts	16	(116)	(100)	11	(111)	(100)
Savings and money market	67	(529)	(462)	303	(514)	(211)
Time deposits	(837)	(1,569)	(2,406)	(1,343)	(2,118)	(3,461)
Other borrowed funds	3	(234)	(231)	(22)	58	36
Total interest expense	(751)	(2,448)	(3,199)	(1,051)	(2,685)	(3,736)
Total change in net interest income	$(1,524)	$2,910	$1,386	$(1,859)	$577	$(1,282)

Provision for Loan losses. The provision for loan losses reflects changes in the credit quality of the entire loan portfolio. The provision for loan losses corresponds to management’s assessment as to the inherent risk in the portfolio for potential losses. The provision adjusts the balance in the allowance for loan losses so that the allowance is adequate to provide for the potential losses based upon historical experience, current economic conditions, the mix in the portfolio and other factors necessary in estimating these inherent losses. For further information, see discussion under “Loan Portfolio” on page 37 and “Allowance for Loan losses” on page 42.

The Company provided $2,650,000 for loan losses in 2011 as compared to $7,970,000 in 2010 and $26,500,000 in 2009. The decrease in the provision for loan losses is due primarily to a decrease in the level of charge-offs experienced of $6,990,000 from $12,515,000 for the year ended December 31, 2010 to $5,525,000 for the year ended December 31, 2011 and the decrease in the level of nonperforming loans to $18,411,000 at December 31, 2011, down from $20,065,000 at December 31, 2010. Loan charge-offs, net of recoveries were $4,987,000 in 2011, $11,516,000 in 2010 and $19,288,000 in 2009. The ratio of net charge-offs to average loans outstanding were 1.03% in 2011, 2.06% in 2010 and 2.97% in 2009. The ratio of the allowance for loan losses to total loans was 2.77% in 2011, 2.92% in 2010 and 3.08% in 2009. The provision of $2,650,000 for the year ended December 31, 2011 reflects management’s assessment of the required provision to maintain the overall adequacy of the allowance for loan losses. This assessment includes the consideration of the increase in nonperforming loans and the overall effect of the slowing economy, particularly in real estate. Management believes that the current level of allowance for loan losses as of December 31, 2011 of $12,656,000, or 2.77% of total loans, is adequate at this time.

Noninterest Income. The following table is a summary of the Company’s noninterest income for the years ended December 31 (in thousands):

	2011	2010	2009
Service charges on deposit accounts	$4,635	$5,864	$6,483
Other fees and charges	4,663	4,566	4,265
Earnings on cash surrender value of life insurance policies	1,359	1,376	1,371
Gain on sale of loans	1,172	241	346
Gain on sale of securities	1,677	—	655
Other	859	897	890
Total	$14,365	$12,944	$14,010

Noninterest income for the year ended December 31, 2011 increased by $1,421,000, or 11.0%, to $14,365,000 from $12,944,000 for the year ended December 31, 2010. The primary reason for the increase in noninterest income in 2011 compared to 2010 was due to gains on the sale of investment securities of $1,677,000. Gain on sale of loans increased $931,000 in 2011 compared to 2010, primarily due to the gain on sale of SBA loans of $680,000. Service charges on deposit accounts decreased $1,229,000 to $4,635,000 for the year ended December 31, 2011 compared to $5,864,000 for the year ended December 31, 2010 due primarily as a result of implementing the FDIC guidance on overdraft programs in the second quarter of 2011, while other fees and charges increased $97,000 to $4,663,000 for the year ended December 31, 2011 compared to $4,566,000 for the year ended December 31, 2010. Other noninterest income decreased $38,000 to $859,000 for the year ended December 31, 2011 compared to $897,000 for the year ended December 31, 2010.

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

Noninterest Expense. The following table is a summary of the Company’s noninterest expense for the years ended December 31 (in thousands):

	2011	2010	2009
Salaries and benefits	$18,657	$16,873	$18,500
Other real estate owned expense	4,804	6,522	2,119
Occupancy	2,786	2,850	3,079
Data processing	2,507	2,206	2,165
FDIC and state assessments	1,355	2,368	2,307
ATM and online banking	1,182	1,120	1,107
Professional services	1,090	1,704	1,212
Furniture and equipment	1,062	1,434	1,847
Operations expense	652	601	580
Messenger	608	570	551
Marketing	607	615	573
Printing and supplies	542	422	524
Postage	537	524	591
Director expense	420	458	457
Loan expense	337	621	870
Amortization of intangibles	146	146	146
Impairment of goodwill	—	—	15,187
Other	2,423	3,110	2,175
Total	$39,715	$42,144	$53,990

Noninterest expenses for the year ended December 31, 2011 decreased $2,429,000 to $39,715,000 compared to $42,144,000 for the year ended December 31, 2010. The reason for the decrease was due primarily to decreases in other real estate owned expense and FDIC and state assessments of $1,718,000 and $1,013,000, respectively, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease in FDIC and state regulatory assessments is primarily due to a reduction in our insurance premium assessment rate in 2011. Additionally, the Company experienced decreases in occupancy expense and furniture and equipment expense of $436,000 and a decrease in professional services of $614,000. These decreases were partially offset by an increase in salaries and employee benefits of $1,784,000 to $18,657,000 for the year ended December 31, 2011 compared to $16,873,000 for the year ended December 31, 2010. The Company’s ratio of noninterest expense to average assets was 4.41% for 2011 compared to 4.63% for 2010.

Noninterest expenses for the year ended December 31, 2010 decreased $12,076,000 to $41,914,000 compared to $53,990,000 for the year ended December 31, 2009. The reason for the decrease was due to a goodwill impairment charge of $15,187,000 during the fourth quarter of 2009. Salaries and employee benefits decreased $1,627,000 for the year ended December 31, 2010 from the year ended December 31, 2009 due to several cost cutting initiatives implemented by the Company during 2009. Occupancy expense and furniture and equipment expense decreased $642,000 for the year ended December 31, 2010 compared to the year ended December 31, 2009, while FDIC deposit insurance assessments increased $61,000 for the year ended December 31, 2010 when compared to 2009. Other real estate owned expense increased $4,403,000 to $6,522,000 for the year ended December 31, 2010 compared to $2,119,000 for 2009 due primarily to OREO expenses and valuation adjustments. The Company’s ratio of noninterest expense to average assets was 4.63% for 2010 compared to 5.96% for 2009.

Income Taxes. The provision for income taxes for the year ended December 31, 2011 was $312,000, compared to a benefit for income taxes of $985,000 and $9,394,000 for the same periods in 2010 and 2009, respectively. Due to the Company’s previous tax losses, management conducts an analysis to assess the need for a valuation allowance on its deferred tax assets quarterly. During 2010, it was determined that the Company was not able to meet the ‘more likely than not” standard as to realization of a portion of its deferred tax asset and accordingly established a valuation allowance of $4,500,000, or approximately 26.5% of its net deferred tax asset. The valuation allowance was booked as a provision for income tax in 2010. The effective tax rate for state and federal income taxes was 9.3% for the year ended December 31, 2011, compared to an effective tax benefit rate of 13.6% for the year ended December 31, 2010, and 26.7% for 2009. The Company’s tax rate of 9.3% was driven by the amount of permanent differences the Company has that adjusts pre-tax income or pre-benefit loss, as well as the reversal of the Federal valuation allowance of $223,000 during the fourth quarter of 2011. Excluding the partial reversal of the valuation allowance against the deferred tax assets, the Company’s effective tax benefit rate would have been 15.9% in 2011. At December 31, 2011, the Company has a valuation allowance in the amount of $4,277,000.

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

As of December 31, 2011, the Company had recorded net deferred income tax assets (which are included in other assets in the accompanying condensed consolidated balance sheet of approximately $10,721,000. For discussion of the Company’s deferred income tax assets see “Critical Accounting Policies — Accounting for Income Tax” above and Note 11 of the Consolidated Financial Statements.

Balance Sheet Analysis

North Valley Bancorp’s total assets increased $20,025,000, or 2.3%, to $904,966,000 at December 31, 2011 compared to $884,941,000 at December 31, 2010 with an increase in investment securities offset by decreases in the loan portfolio.

Investment Securities. During 2011, the Company used liquidity from the reduction in the loan portfolio to increase the investment securities portfolio. The investment securities portfolio increased $46,561,000 from year end 2010 to a total of $312,211,000 at December 31, 2011. The increase was primarily due to purchase of U.S government sponsored agency securities and government sponsored agency mortgage-backed securities.

The policy of the Company requires that management determine the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold debt securities until maturity, they are classified as investments held-to-maturity, and carried at amortized cost. Debt securities to be held for indefinite periods of time and not intended to be held-to-maturity and equity securities are classified as available-for-sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other related factors.

The amortized cost of securities and their approximate fair value are summarized in the following table for the years ended December 31 (in thousands):

	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$15,042	$15,234	$21,096	$21,221	$11,507	$11,471
Obligations of states and political subdivisions	13,811	14,455	14,342	14,551	15,633	15,989
Government sponsored agency mortgage-backed securities	270,337	275,204	221,807	222,569	111,182	111,777
Corporate securities	6,000	4,232	6,000	4,303	6,000	4,098
Equity securities	3,000	3,080	3,000	3,000	3,000	3,000
Total available-for-sale	$308,190	$312,205	$266,245	$265,644	$147,322	$146,335
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$6	$6	$6	$6	$9	$9
Total investment securities	$308,196	$312,211	$266,251	$265,650	$147,331	$146,344

The following table shows estimated fair value of our investment securities, exclusive of equity securities with a fair value of $3,080,000, by year of maturity as of December 31, 2011. Expected maturities, specifically of government sponsored agency mortgage-backed securities, may differ significantly from contractual maturities because borrowers may have the right to prepay with or without penalty. Tax-equivalent adjustments have been made in calculating yields on tax exempt securities.

Contractual Maturity Distribution and Yields of Investment Securities (in thousands):

	Within		After One But Within		After Five But Within		After Ten
	One Year		Five Years		Ten Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$5,062	1.21%	$10,172	1.42%	$—	—	$—	—	$15,234	1.35%
Obligations of states and political subdivisions	641	8.04%	10,656	6.95%	2,032	7.53%	1,126	7.30%	14,455	7.10%
Government sponsored agency mortgage-backed securities	11,455	0.69%	80,695	3.46%	90,891	2.72%	92,163	2.47%	275,204	2.77%
Corporate securities	—	—	—	—	—	—	4,232	2.29%	4,232	2.29%
Total securities available-for-sale	$17,158	1.12%	$101,523	3.62%	$92,923	2.82%	$97,521	2.52%	$309,125	2.89%

Held-to-maturity securities:
Government sponsored agency mortgage-back securities	$—		$—		$—		$6	2.13%	$6	2.13%

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

Loan Portfolio. The loan portfolio decreased $57,251,000, or 11.2%, in 2011 and totaled $456,215,000 at December 31, 2011. During 2011, the Company decided to reduce its loan portfolio, specifically construction loans, as they posed the highest level of risk in the current real estate market and economic environment. The loan to deposit ratio at December 31, 2011 was 59.5%, as compared to 68.1% at December 31, 2010 and 76.5% at December 31, 2009.

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

Major classifications of loans for the years ended December 31 are summarized as follows (in thousands):

	2011	2010	2009	2008	2007
Commercial	$46,160	$54,639	$66,513	$92,029	$92,419
Real estate - commercial	276,644	291,514	313,917	327,098	297,272
Real estate - construction	27,463	55,181	92,111	136,755	225,758
Real estate - mortgage	47,362	49,726	59,816	62,155	50,131
Installment	10,925	14,690	22,289	29,945	41,161
Other	47,965	48,292	48,478	46,459	40,604
Total loans receivable	456,519	514,042	603,124	694,441	747,345
Deferred loan fees, net	(304)	(576)	(707)	(1,019)	(1,092)
Allowance for loan losses	(12,656)	(14,993)	(18,539)	(11,327)	(10,755)
Net loans	$443,559	$498,473	$583,878	$682,095	$735,498

Commercial loans decreased $8,479,000, or 15.5% in 2011 due to reduced loan originations and an increase in loan pay-offs and charge-offs. The Company decreased its Real Estate – Construction portfolio during the year by $27,718,000, or 50.2%, from $55,181,000 at December 31, 2010 to $27,463,000 at December 31, 2011. This reduction was primarily from principal reductions and pay-offs but was also a result of certain charge-offs and properties taken into OREO. Real Estate – Commercial loans decreased $14,870,000, or 5.1%, during 2011 from $291,514,000 at December 31, 2010 to $276,644,000 at December 31, 2011. Real Estate Mortgage loans decreased $2,364,000, or 4.8%. In January 2009, with mortgage rates reaching historical lows, the Company decided to not retain any real estate mortgage loans with fixed rates below 5.0% and to sell them to Freddie Mac. Installment loans decreased $3,765,000, or 25.6%, due to the Company’s decision in January 2008 to discontinue its purchases of indirect auto contracts. Other loans decreased $327,000, or 0.7%, from 2010.

At December 31, 2011 and 2010, the Company serviced real estate - mortgage loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $130,876,000 and $122,795,000, respectively.

The Company was contingently liable under letters of credit issued on behalf of its customers for $4,946,000 and $8,741,000 at December 31, 2011 and 2010, respectively. At December 31, 2011, commercial and consumer lines of credit, and real estate loans of approximately $45,033,000 and $41,077,000, respectively, were undisbursed. At December 31, 2010, commercial and consumer lines of credit, and real estate loans of approximately $47,650,000 and $44,169,000, respectively, were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk more than the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Company’s involvement in these instruments and do not necessarily represent the actual amount subject to credit loss.

Maturity Distribution and Interest Rate Sensitivity of Loans and Commitments. The following table shows the maturity of certain loan categories and commitments. Also provided with respect to such loans and commitments are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands):

`		After One
	Within	Through	After
	One Year	Five Years	Five Years	Total

Commercial	$20,193	$12,081	$13,886	$46,160
Real estate - commercial	8,205	55,465	212,974	276,644
Real estate - construction	11,587	14,763	1,113	27,463
Real estate - mortgage	607	7,430	39,325	47,362
Installment	3,485	4,882	2,558	10,925
Other	—	835	47,130	47,965
	$44,077	$95,456	$316,986	$456,519

Loans maturing after one year with:
Fixed interest rates		$59,740	$300,704	$360,444
Variable interest rates		$35,716	$16,282	$51,998

Impaired, Nonaccrual, Past Due, Troubled Debt Restructuring and Other Nonperforming Assets. The Company considers a loan impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

During the portion of the year that the loans were impaired, the Company did not recognize any interest income in 2011 and 2010, and recognized interest income of approximately $130,000 for cash payments received in 2009. The following table shows information related to impaired loans at and for the period ended (in thousands):

As of December 31, 2011
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no allocated allowance
Commercial	$—	$—	$—	$—
Real estate - commercial	1,502	1,556	—	1,820
Real estate - construction	4,128	4,153	—	4,142
Real estate - mortgage	643	751	—	689
Installment	70	75	—	72
Other	88	91	—	91
Subtotal	6,431	6,626	—	6,814

With allocated allowance
Commercial	1,788	1,849	450	2,056
Real estate - commercial	4,496	5,302	606	4,534
Real estate - construction	5,312	5,312	504	5,311
Real estate - mortgage	295	314	37	302
Installment	37	39	13	38
Subtotal	11,928	12,816	1,610	12,241
Total Impaired Loans	$18,359	$19,442	$1,610	$19,055

As of December 31, 2010
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no allocated allowance
Commercial	$1,121	$1,466	$—	$1,531
Real estate - commercial	2,602	2,794	—	2,793
Real estate - construction	9,016	13,599	—	13,572
Real estate - mortgage	1,557	1,611	—	1,679
Installment	67	67	—	68
Subtotal	14,363	19,537	—	19,643

With allocated allowance
Commercial	349	363	327	370
Real estate - commercial	4,090	4,178	563	4,252
Real estate - mortgage	1,263	1,265	153	1,563
Subtotal	5,702	5,806	1,043	6,185
Total Impaired Loans	$20,065	$25,343	$1,043	$25,828

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

Nonperforming assets for the years ended December 31 are summarized as follows (in thousands):

	2011	2010	2009	2008	2007
Nonaccrual loans	$18,359	$20,065	$46,598	$18,936	$1,608
Loans past due 90 days or more and still accruing interest	52	—	—	—	156
Total nonperforming loans	18,411	20,065	46,598	18,936	1,764
Other real estate owned	20,106	25,784	12,377	10,408	902
Total nonperforming assets	$38,517	$45,849	$58,975	$29,344	$2,666

At December 31, 2011 and December 31, 2010, the recorded investment in nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) was approximately $18,411,000 and $20,065,000, respectively. The Company had $1,610,000 of specific allowance for loan losses on impaired loans of $11,929,000 at December 31, 2011 as compared to $1,043,000 of specific allowance for loan losses on impaired loans of $6,103,000 at December 31, 2010. Nonperforming loans as a percentage of total loans were 4.04% at December 31, 2011, compared to 3.19% at December 31, 2010. Although nonperforming loans decreased in 2011 as compared to 2010, the percentage of nonperforming loans to total loans increased as the overall balance of loans declined. Nonperforming assets (nonperforming loans and OREO) totaled $38,517,000 at December 31, 2011, a decrease of $7,332,000 from the total at December 31, 2010. Nonperforming assets as a percentage of total assets were 4.26% at December 31, 2011 compared to 5.18% at December 31, 2010.

If interest on nonaccrual loans had been accrued, such income would have approximated $1,039,000 in 2011, $2,096,000 in 2010 and $2,143,000 in 2009.

At December 31, 2011 there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

At December 31, 2011, net carrying value of other real estate owned decreased $5,678,000 to $20,106,000 from $25,784,000 at December 31, 2010. During the year 2011, the Company transferred seventeen properties into OREO totaling $10,454,000, sold twenty-six properties totaling $12,036,000, had write-downs of OREO of $4,002,000, and recorded loss on sale of OREO of $94,000. At December 31, 2011, OREO was comprised of twenty-seven properties which consisted of the following: four residential construction properties totaling $4,384,000, twelve residential land parcels totaling $9,809,000, one commercial land parcel for $382,000, five non-farm non-residential properties totaling $3,077,000 and five residential properties of $2,454,000. As of December 31, 2011 there were two OREO properties totaling $375,000, which were in escrow and pending sale.

The composition of nonperforming loans as of December 31, 2011, September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010 was as follows (in thousands):

	December		September		June		March		December
	2011		2011		2011		2011		2010
		% of		% of		% of		% of		% of
	Amount	total	Amount	total	Amount	total	Amount	total	Amount	total
Commercial	$1,788	9.7%	$1,993	16.7%	$2,273	12.9%	$544	3.8%	$1,470	7.3%
Real estate - commercial	5,998	32.7%	5,068	42.4%	9,846	56.0%	9,078	62.7%	6,692	33.4%
Real estate - construction	9,440	51.4%	3,387	28.3%	4,247	24.2%	3,189	22.0%	9,016	44.9%
Real estate - mortgage	938	5.1%	1,281	10.7%	1,146	6.5%	1,633	11.3%	2,820	14.1%
Installment	107	0.6%	111	0.9%	23	0.1%	40	0.3%	67	0.3%
Other	88	0.5%	113	0.9%	50	0.3%	—	—	—	—
Total nonaccrual loans	$18,359	100.0%	$11,953	100.0%	$17,585	100.0%	$14,484	100.0%	$20,065	100.0%

At December 31, 2011, real-estate-construction loans totaled $9,440,000, or 51.4%, of the nonperforming loans. There are eleven loans that make up the balance. Three of the eleven loans are residential land loans totaling $2,983,000. No charge-offs have been taken on these loans and a $3,000 specific reserves have been established for these loans at December 31, 2011. There are two loans for residential construction development projects totaling $346,000. No charge-offs have been taken on these loans and no specific reserves have been established for these loans at December 31, 2011. The remaining six loans are residential development loans totaling $6,111,000. Charge-offs of $49,000 have been taken on these loans and $501,000 of specific reserves has been established for these loans at December 31, 2011.

At December 31, 2011, there were six real-estate-commercial loans totaling $5,998,000, or 32.7%, of the nonperforming loans. The largest real estate-commercial loan is for a commercial real estate building located in Sacramento County for $3,500,000. Charge-offs of $693,000 have been taken on this loan and a $371,000 specific reserve has been established for this loan at December 31, 2011. The remaining five real estate-commercial loans total $2,498,000 (approximate average loan balance of $500,000). Charge-offs of $904,000 have been taken on these loans and specific reserves of $235,000 have been established for these loans at December 31, 2011.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of December 31, 2011
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$44,325	$47	$—	$1,788	$46,160
Real estate - commercial	264,143	6,503	—	5,998	276,644
Real estate - construction	18,023	—	—	9,440	27,463
Real estate - mortgage	45,170	1,254	—	938	47,362
Installment	10,614	152	52	107	10,925
Other	47,877	—	—	88	47,965
Total	$430,152	$7,956	$52	$18,359	$456,519

	As of December 31, 2010
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$53,010	$159	$—	$1,470	$54,639
Real estate - commercial	284,788	34	—	6,692	291,514
Real estate - construction	46,165	—	—	9,016	55,181
Real estate - mortgage	46,068	838	—	2,820	49,726
Installment	14,450	173	—	67	14,690
Other	48,258	34	—	—	48,292
Total	$492,739	$1,238	$—	$20,065	$514,042

During the period ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. The following table shows information related to Troubled Debt Restructurings as of December 31, 2011 (in thousands):

	Accruing TDRs			Non Accruing TDRs
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Real estate - commercial	3	$1,097	$1,097	—	$—	$—
Real estate - construction	—	$—	$—	3	$1,179	$1,179
Real estate - mortgage	2	$660	$660	2	$415	$415

At December 31, 2011, there are no specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. There are no commitments to lend additional amounts at December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

There were no modifications involving a reduction of the stated interest rate. There were three modifications involving an extension of the maturity dates; one for 12 months, one for 36 months, and one for 42 months. The recorded investment in three loans was reduced in the aggregate amount of $86,423 during the year.

Allowance for Loan losses. A summary of the allowance for loan losses for the years ended December 31 were as follows (in thousands):

	2011	2010	2009
Allowance for loan losses at beginning of period	$14,993	$18,539	$11,327
Loans charged-off	(5,525)	(12,515)	(20,744)
Recoveries on loans previously charged-off	538	999	1,456
Provisions for loan losses	2,650	7,970	26,500
Balance of allowance for loan losses at end of period	$12,656	$14,993	$18,539

The following table shows the changes in the allowance for loan losses (in thousands):

	As of December 31, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2010	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Charge-offs	(928)	(2,917)	(405)	(440)	(345)	(490)		(5,525)
Recoveries	212	108	10	2	206	—		538
Provisions for loan losses	532	1,898	(502)	417	(15)	560	(240)	2,650
Balance December 31, 2011	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656
Reserve to impaired loans	$450	$606	$504	$37	$13	$—	$—	$1,610
Reserve to non-impaired loans	$883	$6,922	$535	$898	$172	$736	$900	$11,046

Loans
Balance December 31, 2011	$46,160	$276,644	$27,463	$47,362	$10,925	$47,965		$456,519
Impaired Loans	$1,788	$5,998	$9,440	$938	$107	$88		$18,359
Non-impaired loans	$44,372	$270,646	$18,023	$46,424	$10,818	$47,877		$438,160

	As of December 31, 2010
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2009	$2,018	$8,702	$3,800	$737	$391	$451	$2,440	$18,539
Charge-offs	(862)	(3,400)	(6,663)	(704)	(732)	(154)		(12,515)
Recoveries	76	391	40	—	490	2		999
Provisions for loan losses	285	2,746	4,759	923	190	367	(1,300)	7,970
Balance December 31, 2011	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Reserve to impaired loans	$327	$563	$—	$153	$—	$—	$—	$1,043
Reserve to non-impaired loans	$1,190	$7,876	$1,936	$803	$339	$666	$1,140	$13,950

Loans
Balance December 31, 2010	$54,639	$291,514	$55,181	$49,726	$14,690	$48,292		$514,042
Impaired Loans	$1,470	$6,692	$9,016	$2,820	$67	$—		$20,065
Non-impaired loans	$53,169	$284,822	$46,165	$46,906	$14,623	$48,292		$493,977

The following table shows the loan portfolio allocated by management’s internal risk ratings (in thousands):

	As of December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$39,319	$3,067	$3,774	$—	$46,160
Real estate - commercial	248,696	5,055	22,893	—	276,644
Real estate - construction	17,624	167	9,672	—	27,463
Real estate - mortgage	43,760	886	2,716	—	47,362
Installment	10,702	—	223	—	10,925
Other	47,638	—	327	—	47,965
Total	$407,739	$9,175	$39,605	$—	$456,519

	As of December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$43,773	$3,531	$7,203	$132	$54,639
Real estate - commercial	259,929	2,214	29,371	—	291,514
Real estate - construction	23,542	10,171	21,468	—	55,181
Real estate - mortgage	43,655	482	5,589	—	49,726
Installment	14,499	—	191	—	14,690
Other	47,790	—	502	—	48,292
Total	$433,188	$16,398	$64,324	$132	$514,042

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

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet. At December 31, 2011 and 2010, the reserve for unfunded commitments totaled $161,000 and $230,000, respectively.

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

Deposits. Deposits represent the Company’s primary source of funds. They are primarily core deposits in that they are demand, savings and money market, and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable as they are mostly derived from long-term banking relationships. During 2011, total deposits increased $12,449,000, or 1.7%, to $766,239,000 compared to $753,790,000 at December 31, 2010. Noninterest-bearing demand deposits increased $12,007,000, or 7.7%, interest-bearing demand deposits increased $8,883,000, or 5.5% and savings and money market deposits increased $7,823,000, or 3.8% during 2011. This increase was partially offset by a decrease in deposits from time certificates of $16,264,000, or 7.1% during 2011 as it reduced the rates paid on time certificates. The shift in deposit mix has resulted in noninterest-bearing demand deposits representing 21.9% of total deposits at December 31, 2011 compared to 20.6% of total deposits at December 31, 2010.

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

The following table summarizes the Company’s deposits at the indicated dates for the years ended December 31 (in thousands):

	2011	2010	2009
Noninterest-bearing demand	$167,506	$155,499	$152,421
Interest-bearing demand	170,124	161,241	160,216
Savings and money market	216,299	208,476	189,782
Time certificates	212,310	228,574	285,390
Total deposits	$766,239	$753,790	$787,809

Capital Resources. The Company maintains capital to support future growth and maintain financial strength while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity increased $5,487,000 to $89,465,000 as of December 31, 2011, as compared to $83,978,000 at December 31, 2010. The increase was due to net income of $3,047,000 and a change in accumulated other comprehensive gain of $2,283,000. Under current regulations, management believes that the Company meets all capital adequacy requirements. The Company suspended indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009.

The following table displays the Company’s and Bank’s capital ratios at December 31, 2011 (dollars in thousands).

			Minimum
			for Capital	Well-
			Adequacy	capitalized
	Capital	Ratio	Purposes	Ratios
Company:
Total capital (to risk weighted assets)	$116,464	19.53%	8.00%	N/A
Tier 1 capital (to risk weighted assets)	$107,240	17.99%	4.00%	N/A
Tier 1 capital (to average assets)	$107,240	11.82%	4.00%	N/A

Bank:
Total capital (to risk weighted assets)	$121,221	20.33%	8.00%	10.00%
Tier 1 capital (to risk weighted assets)	$113,666	19.06%	4.00%	6.00%
Tier 1 capital (to average assets)	$113,666	12.54%	4.00%	5.00%

Impact of Inflation. Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution’s assets and liabilities consist largely of monetarily based items. The relatively low proportion of the Company’s fixed assets (approximately 1.0% at December 31, 2011) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

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

The hypothetical impact of sudden interest rate shocks applied to the Company’s asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures. The results for the Company’s December 31, 2011 analysis indicates the following results for changes in net economic value and changes in net interest income over a one-year period given the interest rate shocks listed in the table below. Management believes that short and medium term interest rates will continue to remain at historical lows throughout the year.

	Shocked	Shocked
	by -1%	by +2%

Net interest income	-0.6%	-1.0%
Net economic value	-8.9%	-0.6%

For the modeling, the Company has made certain assumptions about the duration of its non-maturing deposits that are based on an analysis performed on the Company’s database to determine average length of deposit accounts. This assumption is important to determining net economic value at risk. The Company has compared its assumptions with those used by other financial institutions.

Liquidity. The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the pay-downs and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide secured federal funds for $10,000,000 as of December 31, 2011 were available to provide liquidity. In addition, NVB is a member of the FHLB providing an additional available line of credit of $300,615,000 secured by first deeds of trust on eligible 1-4 unit residential loans and qualifying investment securities. The Company also had a line of credit with the Federal Reserve Bank of $7,121,000 secured by qualifying investment securities. As of December 31, 2011, borrowings of $31,961,000 were outstanding in the form of Subordinated Debentures.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and available-for-sale investment securities) totaled $371,173,000 and $289,278,000, or 41.0% and 32.7% of total assets at December 31, 2011 and December 31, 2010, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $669,342,000 and $656,513,000 at December 31, 2011 and December 31, 2010, respectively.

In assessing liquidity, historical information such as seasonal loan demand, local economic cycles and the economy in general are considered along with current ratios, management goals and unique characteristics of the Company. Management believes the Company is in compliance with its policies relating to liquidity.

Certificates of Deposit. Maturities of time certificates of deposit outstanding of less than $100,000 and $100,000 or more at December 31, 2011 are summarized as follows (in thousands):

	$ 100,000	Under
	and over	$ 100,000
Three Months or Less	$21,992	$31,347
Over Three Months Through Twelve Months	58,655	70,986
Over One Year Through Three Years	14,239	11,606
Over Three Years	2,011	1,474
Total	$96,897	$115,413

As of December 31, 2011, the Company had $1,693,000 in brokered deposits consisting solely of customers’ time certificates of deposits that utilized the CDARs program. The Company’s policy limits the use of brokered deposits to 10% of total assets.

Other Borrowed Funds. The Company did not have outstanding balances for Federal Home Loan Bank advances or Federal funds purchased at December 31, 2011, 2010 and 2009.

Certain Contractual Obligations. The following chart summarizes certain contractual obligations of the Company as of December 31, 2011 (in thousands):

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Subordinated Debentures, fixed rate of 10.25% payable on 2031	$10,310	$—	$—	$—	$10,310
Subordinated Debentures, floating rate of 3.53% payable on 2033	6,186	—	—	—	6,186
Subordinated Debentures, floating rate of 3.08% payable on 2034	5,155	—	—	—	5,155
Subordinated Debentures, floating rate of 6.16% payable on 2036	10,310	—	—	—	10,310
Operating lease obligations	4,618	1,097	1,922	895	704
Certificates of deposits	212,310	182,980	25,845	3,485	—
Deferred compensation(1)	1,653	209	349	137	958
Supplemental retirement plans(1)	7,397	250	584	2,343	4,220
Total	$257,939	$184,536	$28,700	$6,860	$37,843

(1) These amounts represent known certain payments to participants under the Company’s deferred compensation and supplemental retirement plans. See Note 12 in the financial statements at Item 15 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.

In addition, liabilities related to income taxes are not included in the table because the amount and timing of any cash payments cannot be reasonably estimated. Further discussion of income taxes and liabilities recorded is included in Note 11 to the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this item are set forth following Item 15 of this Form 10-K, and are incorporated herein by reference.

The following table discloses the Company’s condensed selected unaudited quarterly financial data for each of the quarters in the two-year period ended December 31, 2011.

	For the Quarter Ended
(In thousands except	December	September	June	March	December	September	June	March
per share data)	2011	2011	2011	2011	2010	2010	2010	2010

Interest income	$8,879	$9,238	$9,610	$9,418	$9,437	$9,773	$9,837	$9,875
Interest expense	1,331	1,391	1,452	1,612	1,818	2,183	2,451	2,533
Net interest income	7,548	7,847	8,158	7,806	7,619	7,590	7,386	7,342
Provision for loan losses	—	400	1,250	1,000	—	4,370	2,600	1,000
Noninterest income	3,717	4,012	3,483	3,153	3,192	3,363	3,377	3,012
Noninterest expense	10,912	9,597	9,735	9,471	10,244	12,009	9,872	10,019
Income (loss) before (benefit) provision for income taxes	353	1,862	656	488	567	(5,426)	(1,709)	(665)
(Benefit) provision for income taxes	(456)	542	137	89	(1,702)	2,207	(1,137)	(353)
Net income (loss)	809	1,320	519	399	2,269	(7,633)	(572)	(312)
Preferred stock discount	—		—	—	—	(18,667)	—	—
Net income (loss) available to common shareholder	$809	$1,320	$519	$399	$2,269	$(26,300)	$(572)	$(312)

Earnings (loss) per share:
Basic	$0.12	$0.19	$0.08	$0.06	$0.33	$(4.70)	$(0.40)	$(0.20)
Diluted	$0.12	$0.19	$0.08	$0.06	$0.33	$(4.70)	$(0.40)	$(0.20)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported by the Company, Perry-Smith LLP has been replaced by Crowe Horwath LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2011.  This change in accountants was the result of a transaction consummated on November 1, 2011 whereby Crowe Horwath LLP acquired certain assets of Perry-Smith LLP and certain Perry-Smith LLP personnel became associated with Crowe Horwath LLP.  Except as described in the Company’s Current Report on Form 8-K, as filed with the Commission on November 4, 2011, there has been no change in the independent accountants engaged to audit the financial statements of the Company during the two fiscal years ended December 31, 2011.  There have been no disagreements with such independent registered public accountants during the two fiscal years ended December 31, 2011 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management’s statement as to the framework used to evaluate the effectiveness of, and management’s assessment of the effectiveness of, the Company’s internal control over financial reporting as of December 31, 2011, appears below and is incorporated here by this reference. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Financial Statements

Management of North Valley Bancorp and its subsidiaries (the “Company”) is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements as of December 31, 2011, and for the year then ended. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and executive officers required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission (the “Commission”) entitled “Election of Directors” (not including the share information included in the beneficial ownership tables nor the footnotes thereto nor the subsections entitled “Committees of the Board of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Meetings of the Board of Directors”) and the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders of the Company to be filed with the Commission entitled “Executive Compensation” and the subsection entitled “Election of Directors - Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from sections of the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled “Election of Directors - Security Ownership of Certain Beneficial Owners and Management,” as to share information in the tables of beneficial ownership and footnotes thereto and “Securities Authorized for Issuance Under Equity Compensation Plan.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled “Principal Accounting Fees and Services.”

PART IV

ITEM 15. EXHIBITS AND, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of this Report

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

  Not applicable

(b) Exhibits

See Index to Exhibits at page 91 of this Annual Report on Form 10-K, which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

North Valley Bancorp

Redding, California

We have audited the accompanying consolidated balance sheet of North Valley Bancorp and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Valley Bancorp and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sacramento, California
March 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

North Valley Bancorp

Redding, California

We have audited the accompanying consolidated balance sheet of North Valley Bancorp and subsidiaries (the “Company”) as of December 31, 2010 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Valley Bancorp and subsidiaries as of December 31, 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California
March 14, 2011

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2011	2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$18,758	$14,629
Federal funds sold	40,210	9,005
Total cash and cash equivalents	58,968	23,634

Time deposits at other financial institutions	1,959	459
Investment securities available-for-sale, at fair value	312,205	265,644
Investment securities held-to-maturity, at amortized cost	6	6

Loans	456,215	513,466
Less: Allowance for loan losses	(12,656)	(14,993)
Net loans	443,559	498,473

Premises and equipment, net	8,661	8,799
Accrued interest receivable	2,557	2,713
Other real estate owned	20,106	25,784
FHLB and FRB stock and other nonmarketable securities	8,044	7,141
Bank-owned life insurance policies	34,972	33,871
Core deposit intangibles, net	401	546
Other assets	13,528	17,871

TOTAL ASSETS	$904,966	$884,941

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$167,506	$155,499
Interest-bearing	598,733	598,291
Total deposits	766,239	753,790

Accrued interest payable and other liabilities	17,301	15,212
Subordinated debentures	31,961	31,961
Total liabilities	815,501	800,963

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; no shares outstanding at December 31, 2011 and 2010	—	—
Common stock, no par value: authorized 60,000,000 shares; outstanding 6,833,752 and 6,832,492 at December 31, 2011 and 2010, respectively	98,285	98,128
Accumulated deficit	(10,290)	(13,337)
Accumulated other comprehensive income (loss), net of tax	1,470	(813)
Total stockholders’ equity	89,465	83,978

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$904,966	$884,941

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
INTEREST INCOME:
Interest and fees on loans	$28,863	$33,276	$39,233
Interest on investments:
Taxable interest income	7,580	4,809	3,926
Nontaxable interest income	629	699	720
Interest on federal funds sold and repurchase agreements	73	138	76
Total interest income	37,145	38,922	43,955

INTEREST EXPENSE:
Deposits	3,893	6,861	10,633
Subordinated debentures	1,892	2,124	2,087
Other borrowings	1	—	1
Total interest expense	5,786	8,985	12,721

NET INTEREST INCOME	31,359	29,937	31,234

PROVISION FOR LOAN LOSSES	2,650	7,970	26,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,709	21,967	4,734

NONINTEREST INCOME:
Service charges on deposit accounts	4,635	5,864	6,483
Other fees and charges	4,663	4,566	4,265
Earnings on cash surrender value of life insurance policies	1,359	1,376	1,371
Gain on sale of loans, net	1,172	241	346
Gain on sales and calls of securities, net	1,677	—	655
Other	859	897	890
Total noninterest income	14,365	12,944	14,010

NONINTEREST EXPENSES:
Salaries and employee benefits	18,657	16,873	18,500
Occupancy expense	2,786	2,850	3,079
Furniture and equipment expense	1,062	1,434	1,847
FDIC and state assessments	1,355	2,368	2,307
Impairment of goodwill	—	—	15,187
Other real estate owned expense	4,804	6,522	2,119
Other	11,051	12,097	10,951
Total noninterest expenses	39,715	42,144	53,990

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	3,359	(7,233)	(35,246)

PROVISION (BENEFIT) FOR INCOME TAXES	312	(985)	(9,394)

NET INCOME (LOSS)	3,047	(6,248)	(25,852)

Preferred stock discount	—	(18,667)	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$3,047	$(24,915)	$(25,852)

Per Share Amounts
Basic and Diluted Income (Loss) Per Share	$0.45	$(6.42)	$(17.24)

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except share data)

						Accumulated Other
						Comprehensive
	Preferred Stock		Common Stock		Retained	Income
	Shares	Amount	Shares	Amount	Earnings	(Loss)	Total

Balance January 1, 2009	—	$—	1,499,163	$41,553	$37,430	$(1,725)	$77,258
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities, net of income tax						650
Adjustment for the change in the unfunded status of the supplemental retirement plan, net of income tax						18
Total other comprehensive loss, net						668	668
Equity based compensation				228			228
Net loss					(25,852)		(25,852)
Balance December 31, 2009	—	—	1,499,163	41,781	11,578	(1,057)	52,302
Shares issued of Series A preferred stock , net of costs	40,000	37,500					37,500
Series A preferred stock conversion into common stock	(40,000)	(37,500)	5,333,329	37,500			—
Accretion of preferred stock discount				18,667	(18,667)		—
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities, net of income tax						227
Adjustment for the change in the unfunded status of the supplemental retirement plan, net of income tax						17
Total other comprehensive loss, net						244	244
Equity based compensation				180			180
Net loss					(6,248)		(6,248)
Balance December 31, 2010	—	—	6,832,492	98,128	(13,337)	(813)	83,978
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of income tax						2,724
Adjustment for the change in the unfunded status of the supplemental retirement plan, net of income tax						(441)
Total other comprehensive income, net						2,283	2,283
Equity based compensation			1,260	157			157
Net income					3,047		3,047
Balance December 31, 2011	—	$—	6,833,752	$98,285	$(10,290)	$1,470	$89,465

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$3,047	$(6,248)	$(25,852)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,197	1,535	1,950
Amortization (accretion) of premium on securities, net	1,637	1,448	672
Amortization of core deposit intangible	145	146	146
Provision for loan losses	2,650	7,970	26,500
Net losses on sale and write-down of other real estate owned	4,096	5,735	1,723
Gain on sale of loans	(1,172)	(241)	(346)
Gain on sale and calls of securities	(1,677)	—	(655)
Loss (gain) on sale of premises and equipment	289	312	(28)
Write-down of impaired goodwill	—	—	15,187
Deferred tax expense (benefit)	202	(760)	(3,929)
Stock-based compensation expense	157	180	228
Effect of changes in:
Accrued interest receivable	156	(148)	177
Other assets	1,454	3,148	(3,317)
Accrued interest payable and other liabilities	1,342	2,951	449
Net cash provided by operating activities	13,523	16,028	12,905

Cash Flows From Investing Activities:
Purchases of time deposits at other financial institutions	(1,500)	(34)	(425)
Purchases of available-for-sale securities	(188,190)	(184,089)	(117,847)
Proceeds from sales of available-for-sale securities	95,940	—	18,957
Proceeds from maturities/calls of available-for-sale securities	50,345	63,718	29,984
Proceeds from maturities/calls of held-to-maturity securities	—	3	12
Purchases of FHLB and FRB stock and other securities	(903)	(1,308)	(8)
Net decrease in loans	42,982	47,960	60,828
Proceeds from sales of other real estate owned	12,036	10,574	7,543
Proceeds from sales of premises and equipment	—	—	53
Purchases of premises and equipment	(1,348)	(327)	(876)
Net cash provided by (used in) investing activities	9,362	(63,503)	(1,779)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	12,449	(34,019)	32,865
Net change in other borrowed funds	—	—	(3,516)
Proceeds from issuance of preferred stock, net of costs	—	37,500	—
Net cash provided by financing activities	12,449	3,481	29,349

Net increase (decrease) in cash and cash equivalents	35,334	(43,994)	40,475
Cash and cash equivalents, beginning of year	23,634	67,628	27,153
Cash and cash equivalents, end of year	$58,968	$23,634	$67,628

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$3,840	$7,033	$12,864
Income taxes (refunded) paid	$44	$(4,734)	$(4,152)

Noncash investing and financing activities:
Net change in unrealized gain on available-for-sale investment securities	$2,724	$227	$650
Transfer from loans to other real estate owned	$10,454	$29,716	$11,234
Conversion of preferred stock to common stock	$—	$37,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations. The accounting and reporting practices of North Valley Bancorp (the “Company”) and its wholly owned subsidiary, North Valley Bank (“NVB”), conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The operations of the Company are comprised predominately of NVB. NVB is a commercial banking institution with twenty-four banking offices in Shasta, Trinity, Humboldt, Del Norte, Yolo, Sonoma, Placer and Mendocino Counties located in California. Between 2001 to 2005, the Company formed North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III, and North Valley Capital Statutory Trust IV (collectively, the Trusts) which Trust I, II, and III are Delaware statutory business trusts and Trust IV is a Connecticut statutory business trust formed for the exclusive purpose of issuing and selling Trust Preferred Securities.

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

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, loan servicing rights, deferred tax assets, and fair values of financial instruments are particularly subject to change.

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

Reclassifications. Certain amounts in 2010 and 2009 have been reclassified to conform with the 2011 consolidated financial statement presentation.

Cash and Cash Equivalents. For the purposes of the consolidated statement of cash flows, cash and cash equivalents have been defined as cash, demand deposits with correspondent banks, cash items, settlements in transit, and federal funds sold and repurchase agreements. Generally, federal funds are sold for one-day periods and repurchase agreements are sold for eight to fourteen-day periods. Cash equivalents have remaining terms to maturity of three months or less from the date of acquisition. Net cash flows are reported for customer loan and deposit transactions and time deposits in other financial institutions.

Reserve Requirements. The Company is subject to regulation by the Federal Reserve Board. The regulations require the Company to maintain certain cash reserve balances on hand or at the Federal Reserve Bank (“FRB”). At December 31, 2011 and 2010, the Company had no reserve requirement.

Investment Securities. The Company accounts for its investment securities as follows:

Trading securities are carried at fair value. Changes in fair value are included in noninterest income. The Company did not have any securities classified as trading at or during the years ended December 31, 2011, 2010 and 2009.

Available-for-sale securities are carried at estimated fair value and represent securities not classified as trading securities nor as held-to-maturity securities. Unrealized gains and losses resulting from changes in fair value are recorded, net of tax, as a net amount within accumulated other comprehensive loss, which is a separate component of stockholders’ equity.

Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. The Company’s policy of carrying such investment securities at amortized cost is based upon its ability and management’s intent to hold such securities to maturity.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. As of and for the years ended December 31, 2011 and 2010, there were no transfers of securities between categories.

Gains or losses on disposition are recorded in noninterest income based on the net proceeds received and the carrying amount of the securities sold, using the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums which are accounted for using the level-yield method without anticipating prepayments.

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

Loan Sales and Servicing. The Company originates and sells residential mortgage loans to Freddie Mac and others. The Company retains the servicing on certain loans that are sold. Deferred origination fees and expenses are recognized at the time of sale in the determination of the gain or loss. When loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The gain (loss) is recognized at the time of sale or when all recourse provisions, if any, have lapsed based on the difference between the sale proceeds and the allocated carrying value of the related loans sold. The fair value of the contractual servicing is reflected as a servicing asset, which is amortized over the period of estimated net servicing income using a method approximating the interest method. The servicing asset is included in other assets on the consolidated balance sheet, and is evaluated for impairment on a periodic basis.

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

The general reserve component of the allowance for loan losses also consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses over the past eight quarters and (3) other qualitative factors. These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below.

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

The Company assigns a risk rating to all loans except pools of homogeneous loans and periodically, but not less than annually, performs detailed reviews of all such individual loans over $250,000 to identify credit risks and to assess the overall collectability of the portfolio. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company’s regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. The risk ratings can be grouped into five major categories, defined as follows:

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

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors and management review the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company’s primary regulators, the FRB and the California Department of Financial Institutions, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

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

Core Deposit Intangibles. These assets represent the estimated fair value of the deposit relationship acquired in acquisitions and is being amortized by the straight-line method. The core deposit intangible was recorded at $1,421,000 in August, 2004 with accumulated amortization of $1,020,000 at December 31, 2011. It is being amortized at $146,000 per year over an estimated life of ten years with a remaining amortization period of approximately three years. Amortization expense on these intangibles was $146,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense over the next three years is expected to be approximately $146,000 in years 2012 and 2013 and $109,000 in year 2014. Management evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization. There were no revisions resulting from management’s assessment in 2011, 2010 or 2009.

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

Defined Benefit Pension and Other Post Retirement Plans. Since December 31, 2006, the Company has recognized the funded status of its defined benefit plan in the accompanying consolidated balance sheet with gains or losses and prior service costs or credits that arise during the period that are not recognized as net period benefit expenses recorded in other comprehensive income. The Company has recognized the underfunded status of its supplemental retirement plan as a liability in the consolidated balance sheet and recognizes subsequent changes in that unfunded status through other comprehensive income. For the years ended December 31, 2011, 2010 and 2009, the amount recognized through other comprehensive (loss) income was ($441,000), $17,000 and $18,000, respectively.

Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

The Company applies the asset and liability method to account for income taxes. Deferred tax assets and liabilities are calculated by applying enacted tax laws and tax rates applicable at the time of the calculation to the differences between the financial statement basis and the tax basis of assets and liabilities. The effect on deferred taxes of changes in tax laws and rates is recognized in income in the period that includes the enactment date. On the consolidated balance sheet, net deferred tax assets are included in other assets.

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

Earnings (Loss) per Share. Basic earnings (loss) per share (EPS), which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. Diluted EPS are not presented when a net loss occurs because the conversion of potential common stock is antidilutive. Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.

Stock-Based Compensation. At December 31, 2011, the Company had two shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. As provided in the 1998 Employee Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. As of December 31, 2011, a total of 161,095 shares of Common Stock were available for future grants under the 2008 Stock Incentive Plan.

The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. A total of 347,865 shares were authorized under all plans at December 31, 2011. Pursuant to the 1998 Employee Stock Incentive Plan there were outstanding options to purchase 71,250 shares of Common Stock at December 31, 2011. The shares of Common Stock authorized to be granted as options under the 2008 Stock Incentive Plan consist 276,615 shares of Common Stock reserved for issuance under the terms of the 2008 Stock Incentive Plan, consisting of 112,820 shares to be issued upon the exercise of options granted and still outstanding as of that date, 2,700 shares issued as stock awards and 161,095 shares reserved for future stock option grants and director stock awards at December 31, 2011. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Each outside director of the Company shall also be eligible to receive a stock award of 180 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. Each stock award shall be fully vested when granted to the outside director. On July 28, 2011, each director was awarded 180 shares for their retainer grant. On July 29, 2010, the Board of Directors elected to forego their 180 share retainer grant for 2010. The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors. Outstanding options under the plans are exercisable until their expiration.

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

There were 66,000 and 3,900 options granted in 2011 and 2009, respectively. There were no options granted in 2010. The fair value of each option is estimated on the date of grant with the following assumptions:

	2011	2009
Weighted average dividend yield	0.00%	0.00%
Weighted average expected volatility	53.60%	37.78%
Weighted average risk-free interest rate	2.27%	2.36%
Weighted average expected option life	7.67 years	6.84 years
Weighted average grant date fair value	$6.07	$1.52

Comprehensive Income (Loss). Comprehensive income (loss) includes net income (loss) and other comprehensive income or loss, which represents the change in its net assets during the period from nonowner sources. The components of other comprehensive income or loss for the Company include the unrealized gain or loss on available-for-sale securities and changes in the funded status of the pension liability and are presented net of tax. Comprehensive income (loss) is reported on the consolidated statement of changes in stockholders’ equity.

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

Adoption of New Financial Accounting Standards

Goodwill impairment. In December 2010, the FASB amended existing guidance relating to goodwill impairment testing. This guidance requires that if the carrying amount of a reporting unit is zero or negative, a qualitative assessment be performed to determine if it is more likely than not that goodwill is impaired. Step 2 of the impairment test shall be performed if it is determined that it is more likely than not that goodwill is impaired. The amendments in this guidance were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Additionally, in September 2011, the FASB amended existing guidance relating to goodwill impairment testing. The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption of these standards is permitted. The effect of adopting the 2010 portion of these standards did not, and the adoption of the 2011 portion of these standards is not expected to have a material effect on the Company’s operating results or financial condition.

Troubled debt restructurings. In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of this guidance created additional disclosure requirements for the Company but did not have an impact on its operating results or financial condition.

Fair value measurement. In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

Comprehensive income. In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. Public Companies: The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity.

2. INVESTMENT SECURITIES

The amortized cost of investment securities and their estimated fair value were as follows (in thousands):

	As of December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$15,042	$192	$—	$15,234
Obligations of state and political subdivisions	13,811	696	(52)	14,455
Government sponsored agency mortgage-backed securities	270,337	5,212	(345)	275,204
Corporate debt securities	6,000	—	(1,768)	4,232
Equity securities	3,000	80	—	3,080
	$308,190	$6,180	$(2,165)	$312,205
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$6	$—	$—	$6

	As of December 31, 2010
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$21,096	$135	$(10)	$21,221
Obligations of state and political subdivisions	14,342	435	(226)	14,551
Government sponsored agency mortgage-backed securities	221,807	2,729	(1,967)	222,569
Corporate debt securities	6,000	—	(1,697)	4,303
Equity securities	3,000	—	—	3,000
	$266,245	$3,299	$(3,900)	$265,644
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$6	$—	$—	$6

Net unrealized gains (losses) on available-for-sale securities totaling $4,015,000 and ($601,000) were recorded, net of $1,647,000 and $246,000 in tax benefits, as accumulated other comprehensive gain (loss) within stockholders’ equity at December 31, 2011 and 2010, respectively.

Proceeds on sales, calls or maturities of securities categorized as available-for-sale were $146,285,000, $63,718,000 and $48,941,000 in 2011, 2010 and 2009, respectively. Gross realized gains on sales or calls of securities categorized as available-for-sale securities were $1,687,000 and $655,000 in 2011 and 2009, respectively. There were no gross realized gains on sales or calls of securities categorized as available-for-sale securities in 2010. Gross realized losses on sales, impairment or calls of securities categorized as available-for-sale securities were $10,000 in 2011. There were no gross realized losses on sale, impairment or calls of securities categorized as available-for-sale securities in 2010 and 2009.

There were no sales or gross realized gains or losses on calls of held-to-maturity securities in 2011, 2010 and 2009. There were no transfers between available-for-sale and held-to-maturity investment securities in 2011, 2010 and 2009.

The following tables show gross unrealized losses and the estimated fair value of available-for-sale investment securities, aggregated by investment category, for investment securities that are in an unrealized loss position (in thousands). Unrealized losses for held-to-maturity investment securities during the same period were not significant.

	As of December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities
Obligations of U.S. government sponsored agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	714	(4)	572	(48)	1,286	(52)
Government sponsored agency mortgage-backed securities	96,629	(336)	16,858	(9)	113,487	(345)
Corporate debt securities	—	—	4,232	(1,768)	4,232	(1,768)
Total impaired securities	$97,343	$(340)	$21,662	$(1,825)	$119,005	$(2,165)

	As of December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities
Obligations of U.S. government sponsored agencies	$6,004	$(10)	$—	$—	$6,004	$(10)
Obligations of states and political subdivisions	2,067	(37)	851	(189)	2,918	(226)
Government sponsored agency mortgage-backed securities	107,697	(1,964)	33	(3)	107,730	(1,967)
Corporate debt securities	—	—	4,303	(1,697)	4,303	(1,697)
Total impaired securities	$115,768	$(2,011)	$5,187	$(1,889)	$120,955	$(3,900)

Obligations of U.S. Government Sponsored Agencies. Management believes that the unrealized losses on the Company’s investment in obligations of U.S. government sponsored agencies is caused by interest rate changes, and is not attributable to changes in credit quality. The Company’s investments in obligations of U.S. government sponsored agencies include one security which was in a loss position for less than twelve months, none of which are individually significant. The Company has the ability and intent to hold these investments until at least a recovery of fair value or to maturity or call and expects to collect all amounts due. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

Obligations of States and Political Subdivisions. Management believes that the unrealized losses on the Company’s investment in obligations of states and political subdivisions is caused by interest rate changes and other market conditions, and is not attributable to changes in credit quality. The Company’s investments in obligations of states and political subdivisions include one security which were in a loss position for twelve months or more and three in a loss position for less than twelve months, none of which are individually significant. The Company has the ability and intent to hold these investments until at least a recovery of fair value or to maturity or call and expects to collect all amounts due. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

Government Sponsored Agency Mortgage Backed Securities. Management believes that the unrealized losses on the Company’s investment in government sponsored agency mortgage-backed securities is caused by interest rate changes and other market conditions and is not attributable to changes in credit quality. These investments include three securities which were in a loss position for twelve months or more and eight in a loss position for less than twelve months, none of which are individually significant. Additionally, the contractual cash flows of these investments are guaranteed by an agency of the U.S. government and thus it is expected that the securities would not be settled at any price less than the amortized cost of the Company’s investment. The Company has the ability and intent to hold those investments until at least a recovery of fair value or until maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

Corporate Debt Securities. As of December 31, 2011, there were two corporate debt securities in a loss position for twelve months or more. There is a current active market for these securities and management believes that the unrealized losses on the Company’s investment in these corporate debt securities is due to the yield of the securities and is not attributable to changes in credit quality. The two corporate debt securities are each a $3,000,000 single-issuer trust preferred security issued by two separate large publicly-traded financial institutions. The securities are tied to the front-end of the yield curve, three-month LIBOR (a short-term interest rate) and have a spread over that. The Company has the ability and intent to hold these securities and expects a full recovery of value. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

Maturities. The Company invests in government sponsored agency mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) issued by the FNMA, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association. Actual maturities of the MBSs and CMOs and other securities may differ from contractual maturities because borrowers have the right to prepay mortgages without penalty or call obligations with or without call penalties. The Company uses the “Wall Street” consensus average life at the time the security is purchased to schedule maturities of these MBSs and CMOs and adjusts scheduled maturities periodically based upon changes in the Wall Street estimates.

Contractual maturities of held-to-maturity and available-for-sale securities (other than equity securities with an amortized cost and fair value of approximately $3,000,000 and $3,080,000) at December 31, 2011, are shown below (in thousands).

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Estimated		Estimated
	(Carrying	Fair	Amortized	Fair Value
	Amount)	Value	Costs	(Carrying Amount)
Due in 1 year or less	$—	$—	$16,951	$17,158
Due after 1 year through 5 years	—	—	97,463	101,522
Due after 5 years through 10 years	—	—	91,509	92,923
Due after 10 years	6	6	99,267	97,522
	$6	$6	$305,190	$309,125

At December 31, 2011 and 2010, securities having fair value amounts of approximately $302,852,000 and $255,199,000, respectively, were pledged to secure public deposits, short-term borrowings, treasury tax and loan balances and for other purposes required by law or contract.

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

Major classifications of loans at December 31 were as follows (in thousands):

	2011	2010
Commercial	$46,160	$54,639
Real estate - commercial	276,644	291,514
Real estate - construction	27,463	55,181
Real estate - mortgage	47,362	49,726
Installment	10,925	14,690
Other	47,965	48,292
	456,519	514,042
Deferred loan fees, net	(304)	(576)
Allowance for loan losses	(12,656)	(14,993)
	$443,559	$498,473

At December 31, 2011 and 2010, the Company serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $130,876,000 and $122,795,000, respectively.

Salaries and employee benefits totaling $800,000, $465,000 and $605,000 have been deferred as loan origination costs for the years ended December 31, 2011, 2010 and 2009, respectively.

Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB, FRB, and certain correspondent banks. Pledged loans totaled $137,528,000 and $164,669,000 at December 31, 2011 and 2010, respectively (see Note 9).

The Company did not recognize any interest income on impaired loans for the years ending December 31, 2011 and 2010. The following table shows information related to impaired loans at and for the period ended (in thousands):

	As of December 31, 2011
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no allocated allowance
Commercial	$—	$—	$—	$—
Real estate - commercial	1,502	1,556	—	1,820
Real estate - construction	4,128	4,153	—	4,142
Real estate - mortgage	643	751	—	689
Installment	70	75	—	72
Other	88	91	—	91
Subtotal	6,431	6,626	—	6,814

With allocated allowance
Commercial	1,788	1,849	450	2,056
Real estate - commercial	4,496	5,302	606	4,534
Real estate - construction	5,312	5,312	504	5,311
Real estate - mortgage	295	314	37	302
Installment	37	39	13	38
Subtotal	11,928	12,816	1,610	12,241
Total Impaired Loans	$18,359	$19,442	$1,610	$19,055

	As of December 31, 2010
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
With no allocated allowance
Commercial	$1,121	$1,466	$—	$1,531
Real estate - commercial	2,602	2,794	—	2,793
Real estate - construction	9,016	13,599	—	13,572
Real estate - mortgage	1,557	1,611	—	1,679
Installment	67	67	—	68
Subtotal	14,363	19,537	—	19,643

With allocated allowance
Commercial	349	363	327	370
Real estate - commercial	4,090	4,178	563	4,252
Real estate - mortgage	1,263	1,265	153	1,563
Subtotal	5,702	5,806	1,043	6,185
Total Impaired Loans	$20,065	$25,343	$1,043	$25,828

Nonperforming loans include all such loans that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans at December 31 are summarized as follows (in thousands):

	2011	2010
Nonaccrual loans	$18,359	$20,065
Loans 90 days past due but still accruing interest	52	—
Total nonperforming loans	$18,411	$20,065

If interest on nonaccrual loans had been accrued, such income would have approximated $1,039,000 in 2011, $2,096,000 in 2010 and $2,143,000 in 2009.

At December 31, 2011 there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of December 31, 2011
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$44,325	$47	$—	$1,788	$46,160
Real estate - commercial	264,143	6,503	—	5,998	276,644
Real estate - construction	18,023	—	—	9,440	27,463
Real estate - mortgage	45,170	1,254	—	938	47,362
Installment	10,614	152	52	107	10,925
Other	47,877	—	—	88	47,965
Total	$430,152	$7,956	$52	$18,359	$456,519

	As of December 31, 2010
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$53,010	$159	$—	$1,470	$54,639
Real estate - commercial	284,788	34	—	6,692	291,514
Real estate - construction	46,165	—	—	9,016	55,181
Real estate - mortgage	46,068	838	—	2,820	49,726
Installment	14,450	173	—	67	14,690
Other	48,258	34	—	—	48,292
Total	$492,739	$1,238	$—	$20,065	$514,042

During the year ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan The following table shows information related to Troubled Debt Restructurings as of December 31, 2011 (in thousands):

	Accruing TDRs			Non Accruing TDRs
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Real estate - commercial	3	$1,097	$1,097	—	$—	$—
Real estate - construction	—	$—	$—	3	$1,179	$1,179
Real estate - mortgage	2	$660	$660	2	$415	$415

There were no modifications involving a reduction of the stated interest rate. There were three modifications involving an extension of the maturity dates; one for 12 months, one for 36 months, and one for 42 months. The recorded investment in three loans was reduced in the aggregate amount of $86,423 during the year. During 2011, one borrower whose loan was classified as a Troubled Debt Restructuring defaulted on loan payments. The loan was in the amount of $1,994,058 and was secured by a First Deed of Trust for light industrial/retail property located in Shasta County. Prior to the borrower’s payment default, the loan was considered an “impaired” asset and subject to individual review for a specific ALLL allocation under ASC 310-10. The net value of the collateral exceeded the loan balance, therefore; there was no specific ALLL allocation for the loan. During the fourth quarter of 2011, the loan collateral was the subject of foreclosure. The collateral property was transferred to OREO with no loan loss and no impact on ALLL.

At December 31, 2011, there are no specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. There are no commitments to lend additional amounts at December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

4. ALLOWANCE FOR LOAN LOSSES

The following table shows the changes in the allowance for loan losses (in thousands):

	As of December 31, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2010	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Charge-offs	(928)	(2,917)	(405)	(440)	(345)	(490)		(5,525)
Recoveries	212	108	10	2	206	—		538
Provisions for loan losses	532	1,898	(502)	417	(15)	560	(240)	2,650
Balance December 31, 2011	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656
Reserve to impaired loans	$450	$606	$504	$37	$13	$—	$—	$1,610
Reserve to non-impaired loans	$883	$6,922	$535	$898	$172	$736	$900	$11,046

Loans
Balance December 31, 2011	$46,160	$276,644	$27,463	$47,362	$10,925	$47,965		$456,519
Impaired Loans	$1,788	$5,998	$9,440	$938	$107	$88		$18,359
Non-impaired loans	$44,372	$270,646	$18,023	$46,424	$10,818	$47,877		$438,160

	As of December 31, 2010
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2009	$2,018	$8,702	$3,800	$737	$391	$451	$2,440	$18,539
Charge-offs	(862)	(3,400)	(6,663)	(704)	(732)	(154)		(12,515)
Recoveries	76	391	40	—	490	2		999
Provisions for loan losses	285	2,746	4,759	923	190	367	(1,300)	7,970
Balance December 31, 2011	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Reserve to impaired loans	$327	$563	$—	$153	$—	$—	$—	$1,043
Reserve to non-impaired loans	$1,190	$7,876	$1,936	$803	$339	$666	$1,140	$13,950

Loans
Balance December 31, 2010	$54,639	$291,514	$55,181	$49,726	$14,690	$48,292		$514,042
Impaired Loans	$1,470	$6,692	$9,016	$2,820	$67	$—		$20,065
Non-impaired loans	$53,169	$284,822	$46,165	$46,906	$14,623	$48,292		$493,977

The following table shows the loan portfolio allocated by management’s internal risk ratings (in thousands):

	As of December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$39,319	$3,067	$3,774	$—	$46,160
Real estate - commercial	248,696	5,055	22,893	—	276,644
Real estate - construction	17,624	167	9,672	—	27,463
Real estate - mortgage	43,760	886	2,716	—	47,362
Installment	10,702	—	223	—	10,925
Other	47,638	—	327	—	47,965
Total	$407,739	$9,175	$39,605	$—	$456,519

	As of December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$43,773	$3,531	$7,203	$132	$54,639
Real estate - commercial	259,929	2,214	29,371	—	291,514
Real estate - construction	23,542	10,171	21,468	—	55,181
Real estate - mortgage	43,655	482	5,589	—	49,726
Installment	14,499	—	191	—	14,690
Other	47,790	—	502	—	48,292
Total	$433,188	$16,398	$64,324	$132	$514,042

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

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet and was $161,000 and $230,000, as of December 31, 2011 and 2010, respectively.

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

5. PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31 are summarized as follows (in thousands):

	2011	2010
Land	$2,366	$2,309
Building and building improvements	8,657	8,022
Furniture, fixtures and equipment	12,514	12,790
Leasehold improvements	2,995	3,497
Construction in process	33	30
	26,565	26,648
Less: Accumulated depreciation/amortization	17,904	17,849
Premises and equipment, net	$8,661	$8,799

Depreciation and amortization included in occupancy and equipment expense totaled $1,197,000, $1,535,000 and $1,950,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

6. OTHER REAL ESTATE OWNED

The table shows the changes in other real estate owned (OREO) during the years ended December 31 as follows (in thousands):

	2011	2010
Balance, beginning of year	$25,784	$12,377
Properties transferred in	10,454	29,716
Sales of property	(12,036)	(10,574)
Loss on sale or writedown of property	(4,096)	(5,735)
Balance, end of year	$20,106	$25,784

7. OTHER ASSETS

Major classifications of other assets at December 31 were as follows (in thousands):

	2011	2010
Deferred taxes, net	$10,721	$12,511
Federal and state tax receivable	250	1,950
Prepaid expenses	623	1,038
Mortgage servicing asset	696	708
Other	1,238	1,664
Total other assets	$13,528	$17,871

Originated mortgage servicing assets totaling $248,000, $313,000 and $544,000 were recognized during the years ended December 31, 2011, 2010 and 2009, respectively. Amortization of mortgage servicing assets totaled $260,000, $317,000 and $374,000 for the years ended December 31, 2011, 2010 and 2009, respectively. There were no impairment charges to mortgage servicing assets during the years ended December 31, 2011, 2010 and 2009.

8. DEPOSITS

The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $96,897,000 and $97,277,000 at December 31, 2011 and 2010, respectively. Interest expense incurred on such time certificates of deposit was $1,245,000, $2,250,000 and $3,886,000 for the years ended December 31, 2011, 2010 and 2009. At December 31, 2011, the scheduled maturities of all time deposits were as follows (in thousands):

Years	Amount
2012	$182,980
2013	19,857
2014	5,988
2015	3,485
$212,310

9. LINES OF CREDIT

At December 31, 2011, the Company had the following lines of credit with correspondent banks to purchase federal funds (in thousands):

Description	Amount	Expiration
Secured:
Secured fed funds	$10,000	6/30/2012
First deeds of trust on eligible 1-4 unit residential loans	$70,356	Monthly
Securities backed credit program	$230,259	Monthly
Loans and discount -securities	$7,121	Monthly

The Company did not have outstanding balances for FHLB advances or Federal Funds purchased at December 31, 2011 and 2010.

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

On November 9, 2009, the Company elected to defer the payment of interest on the Company’s Junior Subordinated Deferrable Interest Debentures Due 2031 (the “2031 Debentures”) issued to North Valley Capital Trust I in 2001; the Company’s Floating Rate Junior Subordinated Debt Securities Due 2033 (the “2033 Debentures”) issued to North Valley Capital Trust II in 2003; the Company’s Floating Rate Junior Subordinated Debt Securities Due 2034 (the “2034 Debentures”) issued to North Valley Capital Trust III in 2004; and the Company’s Junior Subordinated Debt Securities Due 2036 (the “2036 Debentures”) issued to North Valley Capital Statutory Trust IV in 2005. The 2031, 2033, 2034 and 2036 Debentures are administered under the terms and conditions of four separate Indentures and the Company gave notice of deferral to each Indenture Trustee on November 12, 2009, and has given proper notice of deferral each of the eight subsequent quarterly payment periods.

The obligation to pay interest on the Debentures is cumulative and will continue to accrue, currently at a fixed rate of 10.25% on the 2031 Debentures, variable rate of 3.54% on the 2033 Debentures, variable rate of 3.09% on the 2034 Debentures and a variable rate of 1.88% on the 2036 Debentures. Interest is generally set at variable rates based on the three-month LIBOR, reset and payable quarterly, plus 3.25% for the 2033 Debentures, plus 2.80% for the 2034 Debentures, and plus 1.33% for the 2036 Debentures. At December 31, 2011 and 2010, the Company had recorded accrued and unpaid interest payments of $4,854,000 and $2,904,000, respectively.

The trust preferred securities issued by the trusts are currently included in Tier 1 capital in the amount of $29,331,000 and in Tier 2 capital in the amount of $1,669,000 for purposes of determining Leverage, Tier 1 and Total Risk-Based capital ratios for the year ending December 31, 2011. The trust preferred securities issued by the trusts are currently included in Tier 1 capital in the amount of $28,263,000 and in Tier 2 capital in the amount of $2,737,000 for purposes of determining Leverage, Tier 1 and Total Risk-Based capital ratios for the year ending December 31, 2010.

The following table summarizes the terms of each subordinated debenture issuance (dollars in thousands):

	Date		Fixed or Variable	Current	Rate	Redemption	Amount at December 31,
Series	Issued	Maturity	Rate	Rate	Index	Date	2011	2010
North Valley Capital Trust I	7/16/01	7/25/31	Fixed	10.25%	N/A	7/25/11	$10,310	$10,310
North Valley Capital Trust II	4/10/03	4/24/33	Variable	3.68%	LIBOR + 3.25%	4/24/08	6,186	6,186
North Valley Capital Trust III	5/5/04	4/24/34	Variable	3.22%	LIBOR + 2.80%	7/23/09	5,155	5,155
North Valley Capital Statutory Trust IV	12/29/05	3/15/36	Variable	1.88%	LIBOR + 1.33%	3/15/11	10,310	10,310
							$31,961	$31,961

Deferred costs related to the Subordinated Debentures, which are included in other assets in the accompanying consolidated balance sheet, totaled $26,000 and $68,000 at December 31, 2011 and 2010, respectively. Amortization of the deferred costs was $42,000, $65,000 and $73,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

11. INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, was as follows (in thousands):

	2011	2010	2009
Current tax provision (benefit):
Federal	$63	$(228)	$(5,275)
State	46	3	(190)
Total	109	(225)	(5,465)
Deferred tax provision (benefit):
Federal	695	(3,862)	(997)
State	(269)	(1,398)	(2,932)
Impact of valuation allowance	(223)	4,500	—
Total	203	(760)	(3,929)
Total provision (benefit) for income taxes	$312	$(985)	$(9,394)

Current and deferred tax provision (benefit) for the years ended December 31, 2011, 2010, and 2009 was $312,000, ($985,000), and ($9,394,000), respectively. During 2010, the Company recorded a valuation allowance of $4,500,000 against the Company’s deferred tax asset which reduced the tax benefit recognized in 2010. During the quarter ended December 31, 2011, the Company reversed the Federal portion of its valuation allowance in the amount of $223,000, and at December 31, 2011 had a remaining valuation allowance of $4,277,000. At December 31, 2011, the Bank had Federal and State net operating loss carryforwards (NOLs) for tax purposes of approximately $6,543,000 and $27,283,000, respectively. The State of California has suspended the utilization of NOLs for all businesses with taxable income of $300,000 or more in 2011. The Company’s Federal NOLs will expire in 2031 and its California NOLs will expire in 2032 if not fully utilized.

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company conducted an analysis to assess the need for a valuation allowance at December 31, 2011. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance on the Company’s deferred tax assets was needed. A valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the deferred tax asset depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of its analysis, the Company considered the following positive evidence:

•	The Company had a long history of earnings profitability prior to the current economic downturn.
•	The Company has had five consecutive quarters of positive earnings.
•	The Company is projecting future taxable income sufficient to utilize all its Federal net operating loss carryforwards prior to expiration.
•	The size of loan credits in the Company’s pipeline of potential problem loans has significantly decreased.
•	Certain tax planning strategies are available to the Company that, if implemented, would generate additional taxable income.

As part of its analysis, the Company considered the following negative evidence:

•	The Company recorded a net loss in 2010 and a cumulative loss for the three year period ended December 31, 2011.
•	The Company did not meet its financial goals in 2010 or 2009.
•	The Company had higher than expected OREO expenses in 2011 and 2010.
•	The Company may not meet its projections concerning future taxable income.

For purposes of establishing a deferred tax valuation allowance, the Company considers its inability to meet its financial goals in years 2011 and 2010, and its pre-tax loss in the prior year as significant, objective evidence that the Company may not be able to realize some portion of its deferred tax assets in the future. Higher than expected OREO expenses in 2011 and 2010 provided further evidence that some of the tax benefits had met the “more likely than not” standard and may not be realized. Management also considered available tax planning strategies, the scheduled reversal of deferred tax assets and liabilities, and the nature and amount of historical and projected future taxable income that provide positive evidence that some of the tax benefits will be realizable. Accordingly, the Company established a partial valuation allowance in 2010 of $4,500,000 to reflect the portion of the deferred tax assets that the Company determined to be more likely than not that it will not be realized. During the quarter ended December 31, 2011, the Company reversed the Federal portion of its valuation allowance in the amount of $223,000, and at December 31, 2011 had a remaining valuation allowance of $4,277,000.

The effective federal tax rate for the years ended December 31, differs from the statutory tax rate as follows:

	2011	2010	2009
Federal statutory income tax rate	35.0%	(35.0%)	(35.0%)
State income taxes net of Federal income tax benefit	(4.3%)	25.9%	(5.8%)
Tax exempt income	(6.5%)	(8.9%)	(1.8%)
Impact of valuation allowance	(6.6%)	3.1%	—
Increase in FIN 48 reserve	1.2%	—	—
Impairment of goodwill	—	—	15.1%
Other	(9.5%)	1.3%	0.8%
Effective tax (benefit) rate	9.3%	(13.6%)	(26.7%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset at December 31 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Allowance for loan losses	$5,802	$6,873
Accrued pension obligation	2,693	2,354
Underfunded pension obligation	625	319
Deferred compensation	758	812
Deferred loan fees and costs	84	152
Discount on acquired loans	39	64
Unrealized loss on available-for-sale securities	—	246
Stock based compensation	135	113
Tax credits	1,656	1,309
Net operating loss	5,248	5,715
Capital loss	489	489
Other real estate owned	2,193	1,790
Other	376	376
Total deferred tax assets before valuation allowance	20,098	20,612
Valuation allowance	4,277	4,500
Total deferred tax assets	$15,821	$16,112
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	1,195	1,191
FHLB stock dividend	410	410
Originated mortgage servicing rights	319	324
Core deposit intangibles	79	21
Unrealized gain on available-for-sale securities	1,647	—
Market to market adjustment	152	275
California franchise tax	1,030	951
Other	268	429
Total deferred tax liabilities	$5,100	$3,601
Net deferred tax asset	$10,721	$12,511

The Company and its subsidiaries file income tax returns in the United States and California jurisdictions. There are currently no pending federal tax examinations by tax authorities. With few exceptions, the Company is no longer subject to examination by federal taxing authorities for the years ended before December 31, 2007 and by state and local taxing authorities for years before December 31, 2006. The Company’s primary market areas are designated as “Enterprise Zones” and the Company receives tax credits for hiring individuals in these markets and receives an interest deduction for loans made in designated enterprise zones. The tax credits and interest deductions are significant to the Company in reducing its effective tax rate. These positions could be challenged by the California Franchise Tax Board, and an unfavorable adjustment could occur. The California Franchise Tax Board is currently conducting examinations of the State of California returns for 2003, 2004, 2007 and 2008.

The Company determined its unrecognized tax benefit to be $519,000 and $480,000 at December 31, 2011 and 2010, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2010
Beginning balance	$480	$480
Additions based on tax positions related to the current year	39	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Ending balance	$519	$480

Of this total, the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods is not considered significant for disclosure purposes. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

During the year ended December 31, 2011, the Company was not assessed any interest and penalties. The Company had approximately $18,000 and $22,000 for the payment of interest and penalties accrued at December 31, 2011 and 2010, respectively.

12. RETIREMENT AND DEFERRED COMPENSATION PLANS

Substantially all employees with at least one year of service participate in a Company-sponsored employee stock ownership plan (ESOP). The Company made discretionary contributions to the ESOP of $40,000 for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, the ESOP owned approximately 43,061and 40,410, respectively, shares of the Company’s common stock.

The Company maintains a 401(k) plan covering employees who have completed 1,000 hours of service during a 12-month period and are age 21 or older. Voluntary employee contributions are partially matched by the Company. The Company made contributions to the plan for the year ended December 31, 2011 of $69,000. On September 30, 2009, the Company elected to suspend the Company match to the employee 401(k) plan and did not make a contribution in 2010.

The Company has a nonqualified executive deferred compensation plan for key executives and directors. Under this plan, participants voluntarily elect to defer a portion of their salary, bonus or fees and the Company is required to credit these deferrals with interest. The Company’s deferred compensation obligation of $1,653,000 and$1,771,000 as of December 31, 2011 and 2010, respectively, is included in accrued interest payable and other liabilities. The interest cost for this plan was $141,000, $150,000 and $190,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has a supplemental retirement plan for key executives, certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and holds policies with cash surrender values of $34,972,000 and $33,871,000 at December 31, 2011 and 2010, respectively. The related accrued pension obligation of $7,397,000 and $5,910,000 as of December 31, 2011 and 2010, respectively, is included in accrued interest payable and other liabilities.

The following tables set forth the status of the nonqualified supplemental retirement defined benefit pension plans at or for the year ended December 31 (in thousands):

	Pension Benefits
	2011	2010
Change in projected benefit obligation (PBO)
Benefit obligation at the beginning of the year	$5,910	$5,795
Service cost	549	—
Interest cost	333	340
Benefit payments	(250)	(243)
Actuarial loss	306	18
Plan amendments	549	—
Projected benefit obligation at end of year	$7,397	$5,910
Accumulated benefit obligation at end of year	$5,621	$4,553
Change in plan assets:
Employer contributions	$250	$243
Benefit payments	(250)	(243)
Fair value of plan assets at end of year	$—	$—

Funded status	$(7,397)	$(5,910)

Amounts recognized in statements of financial position
Current liability	(250)	(250)
Noncurrent liability	(7,147)	(5,660)
Net amount recognized	$(7,397)	$(5,910)

Amounts recognized in accumulated other comprehensive income
Prior service cost (credit)	502	51
Net (gain) loss	1,022	725
Net amount recognized	$1,524	$776

Total amount recognized	(5,874)	(5,134)

Assumptions used to determine benefit obligations as of the end of fiscal year
Measurement Date	12/31/2011	12/31/2010
Discount rate	4.60%	5.25%
Expected return on assets	N/A	N/A
Rate of compensation increase	8.00%	8.00%

Components of net periodic benefits cost	2011	2010	2009
Service cost	$549	$—	$405
Interest cost	333	340	335
Amortization of prior service cost	98	31	31
Amortization of actuarial loss	10	16	19
Net periodic benefit cost	$990	$387	$790

Other comprehensive loss	$748	$(28)	$(31)

Amounts included in accumulated other comprehensive income expected to be recognized during the next fiscal year
Prior service cost	$98	$31	$31
Actuarial loss	$39	$16	$14

Assumptions used in computing net periodic benefit cost
Measurement Date	12/31/2011	12/31/2010	12/31/2009
Discount rate	5.25%	6.00%	6.00%
Expected return on assets	N/A	N/A	N/A
Rate of compensation increase	8.00%	8.00%	8.00%

Effective October 1, 2009, the Company entered into an agreement to “freeze” the vested benefits under the North Valley Bancorp Salary Continuation Plan (amended and restated effective January 1, 2007) with each active officer currently participating in the Plan. Each agreement provided that vested accrued benefits under the Plan would remain fixed at the amount determined as of September 30, 2009 until such time as the Board of Directors might elect to recommence accruals. On July 28, 2011, the Board of Directors determined that Plan accruals should recommence, with retroactive effect to September 30, 2009. As a result, the Company has entered into agreements with the officers whose Plan benefits have been “frozen” since 2009. Estimated costs expected to be accrued in 2012 are $1,074,000. The following table presents the benefits expected to be paid under the plan in the periods indicated (in thousands):

Year	Pension Benefits
2012	$250
2013	284
2014	300
2015	346
2016	1,997
2017 - 2021	5,931

13. STOCK-BASED COMPENSATION

During 2011 each director was awarded 180 shares of common stock for their share retainer grant. Total common stock grants were 1,260 during 2011. During 2010 and 2009, the Board of Directors elected to forego their 180 share retainer grant. Compensation cost related to these awards was recognized based on the fair value of the shares at the date of the award which equaled $10.40 per share or a total expense of $13,000 for the year ended December 31, 2011.

Under the Company’s stock option plans as of December 31, 2011, 161,095 shares of the Company’s common stock are available for future grants to directors and employees of the Company. Under the Director Plan, options may not be granted at a price less than 85% of fair market value at the date of the grant. Under the Employee Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under both plans, options may be exercised over a ten year term. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted in the fourth quarter in 2008 the vesting period is five years. A summary of outstanding stock options follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value ($000)
Outstanding January 1, 2009	197,461	$48.69
Granted	3,900	17.75
Exercised	—	—
Expired or canceled	(47,586)	39.30
Outstanding December 31, 2009	153,775	50.81
Granted	—	—
Exercised	—	—
Expired or canceled	(1,680)	31.59
Outstanding December 31, 2010	152,095	51.02
Granted	66,000	10.38
Exercised	—	—
Expired or canceled	(34,025)	39.66
Outstanding December 31, 2011	184,070	$38.55	7 years	$1
Fully vested and exercisable at December 31, 2011	94,069	$60.04	5 years	$—
Options expected to vest	90,001	$16.09	9 years	$1

Information about stock options outstanding at December 31, 2011 is summarized as follows:

			Average		Average
		Average	Exercise		Exercise
		Remaining	Price of		Price of
Range of	Options	Contractual	Options	Options	Options
Exercise Prices	Outstanding	Life (Years)	Outstanding	Exercisable	Exercisable

$47.00-51.20	9,676	1	$49.83	9,676	$49.83
$65.30	6,704	2	$65.30	6,704	$65.30
$78.60-80.90	5,012	3	$78.97	5,012	$78.97
$85.00-99.30	7,504	4	$94.75	7,504	$94.75
$81.00-89.75	8,014	5	$86.74	8,014	$86.74
$100.15-103.10	9,871	6	$100.46	9,871	$100.46
$23.95-65.05	68,589	7	$38.61	46,208	$41.44
$17.85-18.20	2,700	8	$17.98	1,080	$17.98
$8.99-10.40	66,000	10	$10.38	—	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2011. There were no options exercised during the years ended December 31, 2011, 2010 and 2009. The total fair value of the options that vested during the years ended December 31, 2011, 2010 and 2009 totaled $144,000, $181,000 and $227,000, respectively.

The compensation cost that has been charged against income for stock based compensation was $157,000, $180,000 and $228,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $427,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 4.1 years and will be adjusted for subsequent changes in estimated forfeitures.

14. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

There was no difference in the numerator used in the calculation of basic earnings (loss) per share and diluted earnings (loss) per share, and there was no difference in the denominator used in the calculation of basic earnings (loss) per share and diluted earnings (loss) per share in 2011, 2010 and 2009 (in thousands except share data):

	2011	2010	2009
Calculation of Basic and Diluted Earnings (Loss) Per Share:
Numerator - net income (loss) available to common shareholders	$3,047	$(24,915)	$(25,852)
Denominator:
Weighted average common shares outstanding	6,833	3,881	1,499
Dilutive effect of outstanding options	—	—	—
Weighted average common shares outstanding and common share equivalents	6,833	3,881	1,499
Basic and diluted earnings (loss) per share	$0.45	$(6.42)	$(17.25)

Stock options for 183,070, 152,095 and 153,775 shares of common stock were not considered in computing diluted earnings per common share for 2011, 2010 and 2009, respectively, because they were antidilutive.

15. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). The Company’s sources of other comprehensive income (loss) is derived from unrealized gains and income (losses) on investment securities available-for-sale and adjustments to the minimum pension liability. Comprehensive income (loss) is reported on the consolidated statement of changes in stockholders’ equity.

At December 31, the Company’s other comprehensive income (loss) was as follows (in thousands):

2011	Before Tax	Tax Benefit	After Tax
Other comprehensive income (loss):
Unrealized holding gains	$6,293	$(2,579)	$3,714
Less: reclassification adjustment for realized gains included in net income	1,677	(687)	$990
Other comprehensive income on investment securities	$4,616	$(1,892)	$2,724
Adjustment to pension plan	$(748)	$307	$(441)

2010	Before Tax	Tax Benefit	After Tax
Other comprehensive loss:
Unrealized holding gains	$386	$(159)	$227
Adjustment on pension plan	$28	$(11)	$17

2009	Before Tax	Tax Benefit	After Tax
Other comprehensive loss:
Unrealized holding gains	$1,756	$(720)	$1,036
Less: reclassification adjustment for realized gains included in net loss	655	(269)	$386
Other comprehensive income on investment securities	$1,101	$(451)	$650
Adjustment to pension plan	$28	$(10)	$18

16. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position or results of its operations or its cash flows.

The Company has operating leases for certain premises and equipment. These leases expire on various dates through 2023 and have various renewal options ranging from 2 to 15 years. Rent expense for such leases for the years ended December 31, 2011, 2010 and 2009 was $1,252,000, $1,319,000 and $1,512,000, respectively.

The following schedule represents the Company’s noncancelable future minimum scheduled lease payments at December 31, 2011 (in thousands):

2012	$1,097
2013	1,030
2014	892
2015	612
2016	283
Thereafter	704
Total	$4,618

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $4,946,000 and $8,741,000 at December 31, 2011 and 2010, respectively. At December 31, 2011, commercial and consumer lines of credit and real estate loans of approximately $45,033,000 and $41,077,000, respectively, were undisbursed. At December 31, 2010, commercial and consumer lines of credit and real estate loans of approximately $47,650,000 and $44,169,000, respectively, were undisbursed.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Virtually all of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2011 and 2010. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. However, at December 31, 2011 and 2010, no losses are anticipated as a result of these commitments.

In management’s opinion, a concentration exists in real estate-related loans which represent approximately 77% of the Company’s loan portfolio for years ended December 31, 2011 and 2010. Although management believes such concentrations to have no more than the normal risk of collectibility, a continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

17. RELATED PARTY TRANSACTIONS

At December 31, 2011 and 2010 the Company provided loans or had commitments to lend to, certain officers, directors and their associates and principal shareholders.

A summary of activity for the years ended December 31 were as follows (in thousands; renewals are not reflected as either new loans or repayments):

	2011	2010
Beginning balance	$5,647	$5,424
Borrowings	189	943
Repayments	(1,155)	(720)
	$4,681	$5,647

Undisbursed commitments	$316	$1,081

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

NVB is also subject to additional capital guidelines under the regulatory framework for prompt corrective action. To be categorized as well capitalized, NVB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. The most recent notifications from the FDIC for NVB as of December 31, 2011 categorized NVB as well-capitalized under these guidelines. There are no conditions or events since that notification that management believes have changed NVB’s category.

Management believes, as of December 31, 2011 and 2010, that the Company and NVB met all capital adequacy requirements to which they are subject. There are no conditions or events since that management believes have changed the categories.

The Company’s and NVB’s actual capital amounts (in thousands) and ratios are also presented in the following tables.

					To be Well Capitalized
			For Capital		Under Prompt Corrective
			Adequacy Purposes		Action Provisions
	Actual		Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
As of December 31, 2011:
Total capital (to risk weighted assets)	$116,464	19.53%	$47,707	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$107,240	17.99%	$23,844	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$107,240	11.82%	$36,291	4.00%	N/A	N/A

As of December 31, 2010:
Total capital (to risk weighted assets)	$113,279	17.63%	$51,403	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$102,422	15.94%	$25,702	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$102,422	11.48%	$35,687	4.00%	N/A	N/A

North Valley Bank
As of December 31, 2011:
Total capital (to risk weighted assets)	$121,221	20.33%	$47,701	8.00%	$59,627	10.00%
Tier 1 capital (to risk weighted assets)	$113,666	19.06%	$23,854	4.00%	$35,782	6.00%
Tier 1 capital (to average assets)	$113,666	12.54%	$36,257	4.00%	$45,321	5.00%

As of December 31, 2010:
Total capital (to risk weighted assets)	$116,217	18.08%	$51,423	8.00%	$64,279	10.00%
Tier 1 capital (to risk weighted assets)	$108,092	16.82%	$25,706	4.00%	$38,558	6.00%
Tier 1 capital (to average assets)	$108,092	12.11%	$35,703	4.00%	$44,629	5.00%

A written agreement (the final written agreement, as executed by the parties, is herein called the “Written Agreement”) was signed on January 6, 2010 among the Company, NVB and the Federal Reserve Bank of San Francisco (the “Reserve Bank”). Among other things, the Written Agreement provides that the Company and NVB shall submit to the Reserve Bank their continuing plans to enhance lending and credit administration functions, to maintain policies and procedures for the maintenance of an adequate allowance for loan losses, to strengthen the management of commercial real estate concentrations and to update its capital plan in order to maintain capital ratios at or above the required minimums. The Written Agreement also restricts the payment of dividends, any payments on trust preferred securities, certain indemnification and severance payments, and any reduction in capital or the purchase or redemption of stock without the prior approval of the Reserve Bank. Progress reports detailing the form and manner of all actions taken to secure compliance with the Written Agreement must be submitted to the Reserve Bank at least quarterly. This description of the Written Agreement is a summary and does not purport to be a complete description of all of the terms of such agreement and is qualified in its entirety by reference to the copy of the Written Agreement filed with the Securities and Exchange Commission on January 8, 2010 as an exhibit to the Company’s Current Report on Form 8-K. NVB, based on the California Financial Code, is restricted in the total dividend payment allowed in any calender year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period.

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

Communications from the Reserve Bank have continued to confirm that the Company and NVB are currently in compliance with all provisions of the Written Agreement.

The Company’s ability to pay cash dividends is dependent on dividends paid to it by NVB and limited by California law. Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. California General Corporation Law prohibits the Company from paying dividends on its common stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend, the sum of the Company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities. On January 29, 2009 the Company’s Board of Directors determined that it was in the best interest of the Company to suspend indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009. NVB, based on the California Financial Code, is restricted in the total dividend payment allowed in any calender year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period.

The Company’s ability to pay dividends is also limited by certain covenants contained in the indentures relating to trust preferred securities that have been issued by four business trusts and corresponding junior subordinated debentures. The Company owns the common stock of the four business trusts. The indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if the Company is in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if the Company gives notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then the Company may not, among other restrictions, declare or pay any dividends

19. FAIR VALUE MEASUREMENTS

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

•Significant other observable inputs (Level 2): Inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity including quoted prices for similar assets or liabilities, quoted prices for securities in inactive markets and inputs derived principally from, or corroborated by, observable market data by correlation or other means.

•Significant unobservable inputs (Level 3): Inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis (in thousands):

Recurring Basis

	At December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$15,234	$—	$15,234	$—
Obligations of state and political subdivisions	14,455	—	14,455	—
Government sponsored agency mortgage-backed securities	275,204	—	275,204	—
Corporate debt securities	4,232	—	4,232	—
Equity securities	3,080	—	3,080	—
	$312,205	$—	$312,205	$—

	At December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$21,221	$—	$21,221	$—
Obligations of state and political subdivisions	14,551	—	14,551	—
Government sponsored agency mortgage-backed securities	222,569	—	222,569	—
Corporate debt securities	4,303	—	4,303	—
Equity securities	3,000	—	3,000	—
	$265,644	$—	$265,644	$—

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the year ended December 31, 2011, there were no transfers between Levels 1 and 2.

Nonrecurring Basis

	At December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$1,338	$—	$—	$1,338
Real estate - commercial	4,811	—	—	4,811
Real estate - construction	5,223	—	—	5,223
Real estate - mortgage	268	—	—	268
Installment	37	—	—	37
Other real estate owned:
Real estate - commercial	1,270	—	—	1,270
Real estate - construction	14,575	—	—	14,575
Real estate - mortgage	1,276	—	—	1,276
Total assets measured at fair value on a nonrecurring basis	$28,798	$—	$—	$28,798

	At December 31, 2010
	Fair Value	Level 1	Level 2	Level 3

Impaired loans:
Commercial	$1,097	$—	$—	$1,097
Real estate - commercial	3,527	—	—	3,527
Real estate - construction	4,114	—	—	4,114
Real estate - mortgage	1,507	—	—	1,507
Installment	16	—	—	16
Other real estate owned:
Real estate - commercial	4,711	—	—	4,711
Real estate - construction	19,371	—	—	19,371
Real estate - mortgage	1,702	—	—	1,702
Total assets measured at fair value on a nonrecurring basis	$36,045	$—	$—	$36,045

Impaired loans - The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Other Real Estate Owned – Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

The following assumptions were used as of December 31, 2011 and December 31, 2010 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

a)	Cash and Due From Banks - The carrying amount represents a reasonable estimate of fair value.

b)	Federal Funds Sold - The carrying amount represents a reasonable estimate of fair value.

c)	Time deposits at other financial institutions - The carrying amount represents a reasonable estimate of fair value due to the short-term nature of such deposits.

d)	FHLB, FRB Stock and Other Securities - It was not practicable to determine the fair value of FHLB or FRB stock due to restrictions placed on its transferability.

e)	Investment Securities – The fair value of investment securities are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Available-for-sale securities are carried at fair value.

f)	Loans - Commercial loans, residential mortgages and construction loans are segmented by fixed and adjustable rate interest terms, by maturity, and by performing and nonperforming categories.

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

g)	Deposits – Noninterest-bearing and interest-bearing demand deposits and savings accounts are payable on demand and their carrying values are assumed to be at fair value. The fair value of the core deposit intangible has not been included as a component of the fair value estimate. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is based on rates currently offered for deposits of similar size and remaining maturities.

h)	Subordinated Debentures - The fair value of the subordinated debentures is estimated by discounting the contractual cash flows using the current interest rate at which similar securities with the same remaining expected life could be made.

i)	Commitments to Fund Loans/Standby Letters of Credit - The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The differences between the carrying value of commitments to fund loans or stand by letters of credit and their fair value are not significant and therefore not included in the following table.

j)	Accrued Interest Receivable/Payable – The carrying amount of accrued interest receivable and accrued interest payable represents a reasonable estimate of fair value.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FINANCIAL ASSETS
Cash and due from banks	$18,758	$18,758	$14,629	$14,629
Federal funds sold	40,210	40,210	9,005	9,005
Time deposits at other financial institutions	1,959	1,959	459	459
FHLB, FRB and other securities	8,044	N/A	7,141	N/A
Securities:				—
Available-for-sale	312,205	312,205	265,644	265,644
Held-to-maturity	6	6	6	6
Loans	443,559	461,205	498,473	514,284
Accrued interest receivable	2,557	2,557	2,713	2,713

FINANCIAL LIABILITIES
Deposits	$766,239	$767,487	$753,790	$755,514
Subordinated debentures	31,961	21,420	31,961	18,178
Accrued interest payable	4,998	4,998	3,052	3,052

20. OTHER NONINTEREST EXPENSES

The major classifications of other noninterest expenses for the years ended December 31 were as follows (in thousands):

	2011	2010	2009
Data processing	$2,507	$2,206	$2,165
Professional services	1,090	1,704	1,212
ATM and on-line banking	1,182	1,120	1,107
Loan expense	337	621	870
Marketing expense	607	615	573
Operations expense	652	601	580
Messenger	608	570	551
Postage	537	524	591
Director expense	420	458	457
Printing and supplies	542	422	524
Amortization of intangibles	146	146	146
Other	2,423	3,110	2,175
	$11,051	$12,097	$10,951

21. PARENT COMPANY ONLY - CONDENSED FINANCIAL INFORMATION

The condensed financial statements of the Company are presented below (in thousands):

CONDENSED BALANCE SHEET
	As of December 31,
	2011	2010
Assets
Cash and cash equivalents	$1,256	$3,092
Investments in banking subsidiaries	121,299	113,655
Investments in other subsidiaries	2	2
Investment in unconsolidated subsidiary grantor trusts	961	961
Other assets	3,009	3,028
Total assets	$126,527	$120,738

Liabilities and stockholders’ equity
Subordinated debentures	$31,961	$31,961
Other liabilities	5,101	4,799
Stockholders’ equity	89,465	83,978
Total liabilities and stockholders’ equity	$126,527	$120,738

CONDENSED STATEMENT OF INCOME (LOSS)	As of December 31,
	2011	2010	2009
Income:
Dividends from subsidiaries	$—	$—	$3,000

Expense:
Interest on subordinated debentures	1,892	2,124	2,087
Legal and accounting	470	722	543
Other	1,466	1,573	1,630
Tax benefit	(1,609)	(1,965)	(1,753)
Total expense	2,219	2,454	2,507
(Loss) income before equity in undistributed income (loss) of subsidiaries	(2,219)	(2,454)	493
Equity in undistributed income (loss) of subsidiaries	5,266	(3,794)	(26,345)
Net income (loss)	3,047	(6,248)	(25,852)
Preferred stock discount	—	(18,667)	—
Net income (loss) available to common shareholders	$3,047	$(24,915)	$(25,852)

CONDENSED STATEMENT OF CASH FLOWS	As of December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,047	$(6,248)	$(25,852)
Adjustments to reconcile net income (loss) to net cash (used in) provided by provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(5,266)	3,794	26,345
Stock-based compensation expense	62	36	228
Effect of changes in:
Other assets	19	(2,080)	982
Other liabilities	302	2,437	(1,612)
Net cash (used in) provided by operating activities	(1,836)	(2,061)	91
Cash flows from investing activities
Investments in subsidiaries	—	(33,500)	(2,000)
Net cash used in investing activities
Cash flows from financing activities
Proceeds from issuance of preferred stock, net of costs		37,500	—
Net cash provided by financing activities	—	37,500	—
(Increase) decrease in cash and cash equivalents	(1,836)	1,939	(1,909)
Cash and cash equivalents, beginning of year	3,092	1,153	3,062
Cash and cash equivalents, end of year	$1,256	$3,092	$1,153

INDEX OF EXHIBITS

Exhibit No.	Exhibit Name	Sequential Page No

2(a)	Agreement and Plan of Reorganization and Merger, dated as of October 3, 1999 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 12, 1999).	*

2(b)	Addendum to Agreement and Plan of Reorganization and Merger dated as of September 25, 2000 (incorporated by reference from Exhibit 2.7 to the Company’s Current Report on Form 8-K filed with the Commission on September 29, 2000).	*

2(c)	Agreement and Plan of Merger dated April 23, 2004, by and between North Valley Bancorp and Yolo Community Bank (incorporated by reference from Exhibit 99.54 to the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2004).	*

2(d)	Agreement and Plan of Reorganization dated April 10, 2007, between Sterling Financial Corporation and North Valley Bancorp (incorporated by reference from Exhibit 99.128 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2007). Terminated effective December 1, 2007.	*

3(a)	Amended and Restated Articles of Incorporation of North Valley Bancorp (incorporated by reference from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended June 30, 1998).	*

3(b)	Certificate of Amendment of Amended and Restated Articles of Incorporation of North Valley Bancorp (incorporated by reference from Exhibit 99.108 to the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2006).	*

3(c)	Certificate of Amendment of the Amended and Restated Articles of Incorporation of North Valley Bancorp (incorporated by reference from Exhibit 99.177 on the Company’s Report on Form 8-K filed with the Commission on July 20, 2010).	*

3(d)	Certificate of Amendment of the Amended and Restated Articles of Incorporation re one-for-five reverse stock split effective December 28, 2010 (incorporated by reference from Exhibit 99.181 on the Company’s Report on Form 8-K filed with the Commission on December 29, 2010).	*

3(e)	Certificate of Determination of Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series A (incorporated by reference from Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on April 22, 2010).	*

3(f)	By-laws of North Valley Bancorp, as amended and restated as of January 26, 2012.

4(a)	Amended and Restated Declaration of Trust (North Valley Capital Trust I) dated July 16, 2001 (incorporated by reference from Exhibit 4(a) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).	*

4(b)	Indenture (North Valley Capital Trust I) dated July 16, 2001 (incorporated by reference from Exhibit 4(b) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).	*

4(c)	Junior Subordinated Debt security of North Valley Bancorp (incorporated by reference from Exhibit 4(c) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).	*

4(d)	Guarantee Agreement for North Valley Capital Trust I (North Valley Bancorp) dated July 16, 2001 (incorporated by reference from Exhibit 4(d) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).	*

4(e)	Amended and Restated Declaration of Trust (North Valley Capital Trust II) dated April 10, 2003 (incorporated by reference from Exhibit 4(e) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).	*

4(f)	Indenture (North Valley Capital Trust II) dated April 10, 2003 (incorporated by reference from Exhibit 4(f) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).	*

4(g)	Guarantee Agreement for North Valley Capital Trust II (North Valley Bancorp) dated April 10, 2003 (incorporated by reference from Exhibit 4(g) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).	*

4(h)	Amended and Restated Declaration of Trust (North Valley Capital Trust III) dated May 5, 2004 (incorporated by reference from Exhibit 4(h) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).	*

4(i)	Indenture (North Valley Capital Trust III) dated May 5, 2004 (incorporated by reference from Exhibit 4(i) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).	*

4(j)	Guarantee Agreement for North Valley Capital Trust III (North Valley Bancorp) dated May 5, 2004 (incorporated by reference from Exhibit 4(j) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).	*

4(k)	Amended and Restated Declaration of Trust (North Valley Capital Statutory Trust IV) dated December 29, 2005 (incorporated by reference from Exhibit 99.94 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2006).	*

4(l)	Indenture (North Valley Capital Statutory Trust IV) dated December 29, 2005 (incorporated by reference from Exhibit 99.95 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2006).	*

4(m)	Guarantee Agreement for North Valley Capital Statutory Trust IV (North Valley Bancorp) dated December 29, 2005 (incorporated by reference from Exhibit 99.96 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2006).	*

4(n)	Junior Subordinated Debt Security Due 2036 (North Valley Capital Statutory Trust IV) (incorporated by reference from Exhibit 99.96 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2006).	*

4(o)	Capital Security Certificate (North Valley Capital Statutory Trust IV) (incorporated by reference from Exhibit 99.96 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2006).	*

10(a)	Shareholder Protection Rights Agreement, dated September 9, 1999 (incorporated by reference from Exhibit 4 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 1999).	*

10(b)	North Valley Bancorp 1989 Employee Stock Option Plan, as amended (incorporated by reference from Exhibit 4.1 to Post-Effective Amendment No. One to the Company’s Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December 26, 1989).**	*

10(c)	North Valley Bancorp 1989 Employee Nonstatutory Stock Option Agreement (incorporated by reference from Exhibit 4.3 to Post-Effective Amendment No. One to the Company’s Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December 26, 1989).**	*
10(d)	North Valley Bancorp 1989 Director Stock Option Plan, as amended (incorporated by reference from Exhibit 4.2 to Post-Effective Amendment No. One to the Company’s Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December 26, 1989).**	*

10(e)	North Valley Bancorp 1989 Director Nonstatutory Stock Option Agreement (incorporated by reference from Exhibit 4.4 to Post-Effective Amendment No. One to the Company’s Registration Statement on Form S-8 (No. 33-32787) filed with the Commission on December 26, 1989).**	*

10(f)	North Valley Bancorp Employee Stock Ownership Plan, amended and restated as of January 1, 1999 (incorporated by reference from Exhibit10 (f) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).**	*

10(g)	First Amendment to North Valley Bancorp Employee Stock Ownership Plan, dated October 24, 2002 (incorporated by reference from Exhibit10 (f) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).** .	*

10(h)	Second Amendment to North Valley Bancorp Employee Stock Ownership Plan, dated November 17, 2003 (incorporated by reference from Exhibit10 (f) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).**	*

10(i)	Third Amendment to North Valley Bancorp Employee Stock Ownership Plan, effective September 1, 2004 (incorporated by reference from Exhibit10 (f) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).**	*

10(j)	Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10(i) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1988).**	*

10(k)	Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10(j) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1988).**	*

10(l)	Supplemental Retirement Plan for Directors (incorporated by reference from Exhibit 10(k) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1988).**	*

10(m)	Deleted.

10(n)	Executive Deferred Compensation Plan, effective January 1, 1989, restated April 1, 1995 (incorporated by reference from Exhibit 10(dd) to the Company’s Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997).**	*

10(o)	Directors’ Deferred Compensation Plan, effective April 1, 1995 (incorporated by reference from Exhibit 10(ee) to the Company’s Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997).**	*

10(p)	Umbrella TrustTM for Directors, effective April 1, 1995 (incorporated by reference from Exhibit 10(ff) to the Company’s Annual Report on Form 10-KSB filed with the Commission for the year ended December 31 1997).**	*

10(q)	Umbrella TrustTM for Executives, effective April 1, 1995 (incorporated by reference from Exhibit 10(gg) to the Company’s Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997).**	*

10(r)	Indemnification Agreement (incorporated by reference from Exhibit 10 to the Company’s Quarterly Report filed with the Commission for the period ended June 30, 1998).	*

10(s)	North Valley Bancorp 1998 Employee Stock Incentive Plan, as amended through July 26, 2001 (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-65950) filed with the Commission on July 26, 2001).**	*

10(t)	North Valley Bancorp 1999 Director Stock Option Plan (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-65948) filed with the Commission on July 26, 2001).**	*

10(u)	Amendment No. Two to the North Valley Bancorp 1989 Director Stock Option Plan (incorporated by reference from Exhibit 10(v) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1998).**	*

10(v)	Branch Purchase and Assumption Agreement dated as of September 15, 2000, between North Valley Bancorp and Scott Valley Bank (incorporated by reference from Exhibit 99.19 to the Company’s Current Report on Form 8-K filed with the Commission on September 29, 2000).	*

10(w)	Form of Executive Deferred Compensation Agreement executed in December 2000 between North Valley Bank and each of Michael J. Cushman, Sharon L. Benson, Jack R. Richter and Eric J. Woodstrom (incorporated by reference from Exhibit 10(y) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(x)	Form of Director Deferred Fee Agreement executed in December 2000 between North Valley Bank and each of Rudy V. Balma, William W. Cox, Royce L. Friesen, Dan W. Ghidinelli, Thomas J. Ludden, Douglas M. Treadway and J.M. Wells, Jr. (incorporated by reference from Exhibit 10(aa) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(y)	Form of Director Deferred Fee Agreement executed in December 2000 between Six Rivers National Bank and each of Kevin D. Hartwick, William T. Kay, Jr., J. Michael McGowan, Warren L. Murphy and Dolores M. Vellutini (incorporated by reference from Exhibit 10(bb) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(z)	Form of Employment Agreement executed in January 2001 between North Valley Bancorp and each of Michael J. Cushman, Jack R. Richter, Eric J. Woodstrom, Edward J. Czajka and Sharon L. Benson (incorporated by reference from Exhibit 10(cc) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(aa)	Deleted.

10(bb)	Form of Salary Continuation Agreement executed in October 2001 between North Valley Bancorp and each of Michael J. Cushman, Jack R. Richter, Eric J. Woodstrom, Edward J. Czajka and Sharon L. Benson (incorporated by reference from Exhibit 10(ee) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(cc)	Park Marina Lease dated July 23, 2001, between The McConnell Foundation and North Valley Bancorp for 300 Park Marina Circle, Redding, California 96001 (incorporated by reference from Exhibit 10(ff) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).	*

10(dd)	Form of Salary Continuation Agreement executed in October 2001 between Six Rivers National Bank and each of Russell Harris and Margie L. Plum (incorporated by reference from Exhibit 10(gg) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(ee)	Form of Executive Deferred Compensation Agreement executed in January 2001 between North Valley Bank and Edward J. Czajka (incorporated by reference from Exhibit 10(hh) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(ff)	Form of Executive Deferred Compensation Agreement executed in December 2001 between North Valley Bank and each of Michael J. Cushman, Sharon L. Benson, Jack R. Richter, Edward J. Czajka and Eric J. Woodstrom (incorporated by reference from Exhibit 10(ii) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(gg)	Form of Executive Deferred Compensation Agreement executed in January 2002 between Six Rivers National Bank and Russell Harris (incorporated by reference from Exhibit 10(jj) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(hh)	Form of Director Deferred Fee Agreement executed in December 2001 between North Valley Bank and each of Rudy V. Balma, William W. Cox, Royce L. Friesen, Dan W. Ghidinelli, Thomas J. Ludden, Douglas W. Treadway and J.M. Wells, Jr. (incorporated by reference from Exhibit 10(kk) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(ii)	Director Deferred Fee Agreement executed in December 2001 between Six Rivers National Bank and each of Kevin D. Hartwick, William T. Kay, Jr., John J. Gierek, Jr., Warren L. Murphy and Dolores M. Vellutini (incorporated by reference from Exhibit 10(ll) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(jj)	Deleted.	*

10(kk)	Form of Employment Agreement executed in March 2004 between North Valley Bancorp and Russell Harris (incorporated by reference from Exhibit 10(jj) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003).**	*

10(ll)	Form of Employment Agreement dated August 31, 2004 between North Valley Bancorp and Yolo Community Bank and John A. DiMichele (incorporated by reference from Exhibit 99.71 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2004).**	*

10(mm)	Executive Deferred Compensation Agreement dated December 31, 2004 between North Valley Bancorp and John A. DiMichele (incorporated by reference from Exhibit 10(nn) to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2005).**	*

10(nn)	Severance and Release Agreement (effective as of February 4, 2005) between John A. DiMichele and North Valley Bancorp and NVB Business Bank, formerly named Yolo Community Bank (incorporated by reference from Exhibit 99.78 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2005).**	*

10(oo)	Executive Deferred Compensation Agreement dated December 31, 2004 between North Valley Bancorp and Leo J. Graham (incorporated by reference from Exhibit 10(oo) to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2005).**	*

10(pp)	Director Deferred Fee Agreement dated December 31, 2004 between North Valley Bancorp and Martin Mariani (incorporated by reference from Exhibit 10(pp) to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2005).**	*

10(qq)	Deleted	*

10(rr)	Cottonwood Branch sublease extension agreement dated August 7, 2003, between North Valley Bank and North State Grocery, Inc. (incorporated by reference from Exhibit 10(ll) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003).	*

10(ss)	Westwood Branch lease agreement dated December 1, 2003, between North Valley Bank and Daha Investments (incorporated by reference from Exhibit 10(mm) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003).	*

10(tt)	Lease Agreement for 618 Main Street, Woodland, California, dated February 26, 2004, between Yolo Community Bank and Thomas and Margaret Stallard (incorporated by reference from Exhibit 10(mm) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).	*

10(uu)	Lease Agreement for 626, 628 Main Street, 400 Second Street, Woodland, California, dated February 26, 2004, between Yolo Community Bank and Thomas and Margaret Stallard (incorporated by reference from Exhibit 10(mm) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).	*

10(vv)	Lease for 100 B Street, Suite 110, Santa Rosa, California, dated October 19, 2004, between North Valley Bank and Sonja Valentina LLC (incorporated by reference from Exhibit 10(mm) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).	*

10(ww)	Deleted.	*

10(xx)	Office Building Lease for 101 North State Street, Suite A, Ukiah, California, dated November 3, 2004, between North Valley Bank and Southport Land & Commercial Company, Inc (incorporated by reference from Exhibit 10(mm) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).	*

10(yy)	Deleted.	*

10(zz)	North Valley Bancorp 401(k) Plan, amended and restated effective September 1, 2004 (incorporated by reference from Exhibit 10(mm) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).**	*

10(aaa)	Fourth Amendment to North Valley Bancorp Employee Stock Ownership Plan, effective March 28, 2005 (incorporated by reference from Exhibit 10(aaa) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).**	*

10(bbb)	Deleted.

10(ccc)	Deleted.

10(ddd)	Severance and Release Agreement (effective as of May 31, 2005) between Edward J. Czajka, Executive Vice President and Chief Financial Officer of the North Valley Bancorp (incorporated by reference from Exhibit 99.83 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2005).**	*

10(eee)	Form of Executive Employment Agreement between North Valley Bancorp for Scott Louis, Roger Nash, and Gary Litzsinger (incorporated by reference from Exhibit 99.91 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2005).**	*

10(fff)	Deleted.	*

10(ggg)	North Valley Bancorp Salary Continuation Plan with Jack R. Richter, dated December 31, 2005 (incorporated by reference from Exhibit 99.102 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2006).**	*

10(hhh)	Employment Agreement between North Valley Bancorp and Kevin R. Watson (incorporated by reference from Exhibit 99.91 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2005 and from Exhibit 99.106 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2006).**	*

10(iii)	Employment Agreement between North Valley Bancorp and Leo J. Graham (incorporated by reference from Exhibit 99.115 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2006).**	*

10(jjj)	First Amendment to North Valley Bancorp Employee (401k) Plan, effective April 28, 2005 (incorporated by reference from Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2005).**	*

10(kkk)	Second Amendment to North Valley Bancorp Employee (401k) Plan, effective April 28, 2005 (incorporated by reference from Exhibit 10(iii) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2005).**	*

10(lll)	Third Amendment to North Valley Bancorp Employee (401k) Plan, effective December 30, 2005 (incorporated by reference from Exhibit 10(jjj) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2005).**	*

10(mmm)	Fourth Amendment to North Valley Bancorp Employee (401k) Plan, effective January 1, 2006 (incorporated by reference from Exhibit 10(kkk) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).**	*

10(nnn)	Fifth Amendment to North Valley Bancorp Employee (401k) Plan, effective as of September 1, 2004 (incorporated by reference from Exhibit 10(ooo) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2007).**	*

10(ooo)	Sixth Amendment to North Valley Bancorp Employee (401k) Plan, effective January 1, 2008 (incorporated by reference from Exhibit 99.162 to the Company’s Current Report on Form 8-K filed with the Commission on November 25, 2008).**	*

10(ppp)	Seventh Amendment to North Valley Bancorp Employee (401k) Plan, effective February 16, 2009 (incorporated by reference from Exhibit 10(nnn) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).**	*

10(qqq)	Fifth Amendment to North Valley Bancorp Employee Stock Ownership Plan, effective June 4, 2005 (incorporated by reference from Exhibit 10(kkk) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2007).**	*

10(rrr)	North Valley Bancorp Director Deferred Fee Plan, Amended and Restated effective January 1, 2007 (incorporated by reference from Exhibit 10(lll) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2007).**	*

10(sss)	North Valley Bancorp Executive Deferred Compensation Plan, Amended and Restated effective January 1, 2007 (incorporated by reference from Exhibit 10(mmm) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2007).**	*

10(ttt)	North Valley Bancorp Salary Continuation Plan, Amended and Restated effective January 1, 2007 (incorporated by reference from Exhibit 10(nnn) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2007).**	*

10(uuu)	First Amendment to the North Valley Bancorp Employee Stock Ownership Plan, as Amended and Restated effective January 1, 2006 (incorporated by reference from Exhibit 10(ppp) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2007).**	*

10(vvv)	North Valley Bancorp Salary Continuation Plan, Amended and Restated effective January 1, 2007 (incorporated by reference from Exhibit 10(qqq) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2007).**	*

10(www)	Form of Amendment of the North Valley Bancorp Employee Stock Ownership Plan (incorporated by reference from Exhibit 10(rrr) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2007).**	*

10(xxx)	Deleted	*

10(yyy)	North Valley Bancorp Salary Continuation Plan, Amended and Restated effective January 1, 2007 (incorporated by reference from Exhibit 99.146 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2008).**	*

10(zzz)	North Valley Bancorp Executive Deferred Compensation Plan, Amended and Restated effective January 1, 2007 (incorporated by reference from Exhibit 99.147 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2008).**	*

10(aaaa)	First Amendment to North Valley Bancorp Employee Stock Ownership Plan, effective January 1, 2008 (incorporated by reference from Exhibit 99.163 to the Company’s Current Report on Form 8-K filed with the Commission on November 25, 2008).**	*

10(bbbb)	North Valley Bancorp Director Deferred Fee Plan, Amended and Restated effective January 1, 2008 (incorporated by reference from Exhibit 99.164 to the Company’s Current Report on Form 8-K filed with the Commission on November 25, 2008).**	*

10(cccc)	Lease for 837 Harris Street, Eureka, California, dated March 5, 2008, between North Valley Bank and L & H Properties, LLC. (incorporated by reference from Exhibit 99.156 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2007).	*

10(dddd)	Deleted.

10(eeee)	Extension and First Amendment to Lease for 100 “B” Street, Suite 100, Santa Rosa, California, dated November 15, 2008, between North Valley Bank and Sonya Valentina LLC (incorporated by reference from Exhibit 10(cccc) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).	*

10(ffff)	Lease for 793 Redwood Drive, Garberville, California, dated March 1, 2007, between North Valley Bank and Bank of the West and Charles S. Wagner, co-trustees of the Edward H. Wagner Trust and Bank of the West, sole trustee of the Wagner Trust of 1979 (incorporated by reference from Exhibit 10(dddd) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).	*

10(gggg)	Lease for 1640 Central Avenue, McKinleyville, California, dated March 24, 1994, between Six Rivers National Bank and William P. Gross & Ruth R. Gross, as co-trustees of the William P. Gross & Ruth R. Gross 1990 Trust, UTD 10/06/90 (incorporated by reference from Exhibit 10(eeee) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).	*

10(hhhh)	Lease for 9934A Deschutes Road, Palo Cedro, California, dated August 15, 1995, between North Valley Bank and Donlon H. Gabrielsen and Agnes H. Gabrielsen as Co-Trustees under the Gabrielsen Family Trust dated October 20, 1992 (incorporated by reference from Exhibit 10(ffff) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).	*

10(iiii)	Sub-Sublease for 3315 Placer Street, Redding, California, dated August 14, 1998, between North Valley Bank and North State Grocery, Inc (incorporated by reference from Exhibit 10(gggg) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).	*

10(jjjj)	North Valley Bancorp 2008 Stock Incentive Plan (incorporated by reference from the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, filed with the Commission on April 22, 2008).**	*

10(kkkk)	Written Agreement among North Valley Bank and Federal Reserve Bank of San Francisco, dated January 6, 2010 (incorporated by reference from Exhibit 10(iiii) to the Company’s Report on Form 8-K filed with the Commission on January 8, 2010).	*

10(llll)	North Valley Bancorp Amended and Restated Shareholder Protection Rights Agreement, dated March 26, 2009 (incorporated by reference from Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Commission on April 1, 2009).	*

10(mmmm)	Securities Purchase Agreement dated April 20, 2010 (incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on April 22, 2010).	*

10(nnnn)	Written Agreement between Fiserv Solutions, Inc. and North Valley Bank dated July 1, 2010 (incorporated by reference from Exhibit 99.176 to the Company’s Report on Form 8-K filed with the Commission on July 2, 2010).	*

10(oooo)	North Valley Bancorp 401(k) Plan Restated Effective January 1, 2011, (incorporated by reference from Exhibit 10(mmmm) to the Company’s Annual Report on Form 10-Q filed with the Commission on March 14, 2011).	*

10(pppp)	Lease for 2999 Douglas Avenue, Roseville, California, dated April 29, 2011, between North Valley Bank and Hines Douglas Corporate Center LP (incorporated by reference from Exhibit 10(nnnn) to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2011).

14	North Valley Bancorp Corporate Governance Code of Ethics (incorporated by reference from Exhibit 14 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).	*

21	List of Subsidiaries.

23.1	Consent of Crowe Horwath LLP

23.2	Consent of Perry-Smith LLP

31	Rule 13a-14(a) / 15d-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance Document (furnished herewith)***

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)***

*      Previously filed.

**    Indicates management contract or compensatory plan or arrangement.

***  The interactive data files listed above shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

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

DATE: March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE	TITLE	DATE

/s/ J. M. Wells, Jr.	Director	March 27, 2012
J. M. Wells, Jr.

/s/ Michael J. Cushman	Director, President and Chief Executive	March 27, 2012
Michael J. Cushman	Officer (Principal Executive Officer)

/s/ Dan W. Ghidinelli	Director	March 27, 2012
Dan W. Ghidinelli

/s/ Kevin D. Hartwick	Director	March 27, 2012
Kevin D. Hartwick

/s/ Patrick W. Kilkenny	Director	March 27, 2012
Patrick W. Kilkenny

/s/ Roger B. Kohlmeier	Director	March 27, 2012
Roger B. Kohlmeier

/s/ Timothy R. Magill	Director	March 27, 2012
Timothy R. Magill

/s/ Martin A. Mariani	Director	March 27, 2012
Martin A. Mariani

/s/ Dolores M. Vellutini	Director	March 27, 2012
Dolores M. Vellutini

/s/ Kevin R. Watson	Executive Vice President and	March 27, 2012
Kevin R. Watson	Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)

