Form 10-Q
period 2012-03-31
NORTH VALLEY BANCORP
filed 2012-05-14
CIK 353191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2012.

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

Common Stock – 6,833,752 shares as of May 10, 2012.

1

INDEX

NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data) (Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$19,314	$18,758
Federal funds sold	16,400	40,210
Total cash and cash equivalents	35,714	58,968

Time deposits at other financial institutions	1,960	1,959
Investment securities available-for-sale, at fair value	354,154	312,205
Investment securities held-to-maturity, at amortized cost	6	6

Loans	448,649	456,215
Less: Allowance for loan losses	(12,274)	(12,656)
Net loans	436,375	443,559

Premises and equipment, net	8,738	8,661
Accrued interest receivable	2,599	2,557
Other real estate owned	16,906	20,106
FHLB and FRB stock and other nonmarketable securities	8,044	8,044
Bank-owned life insurance policies	35,225	34,972
Core deposit intangibles, net	364	401
Other assets	13,644	13,528

TOTAL ASSETS	$913,729	$904,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$156,030	$167,506
Interest-bearing	616,534	598,733
Total deposits	772,564	766,239

Accrued interest payable and other liabilities	18,215	17,301
Subordinated debentures	31,961	31,961
Total liabilities	822,740	815,501

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; no shares outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, no par value: authorized 60,000,000 shares; outstanding 6,833,752 at March 31, 2012 and December 31, 2011, respectively	98,325	98,285
Accumulated deficit	(9,810)	(10,290)
Accumulated other comprehensive income, net of tax	2,474	1,470
Total stockholders’ equity	90,989	89,465

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$913,729	$904,966

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands except per share data) (Unaudited)

	For the three months ended March 31,
	2012	2011
Interest income
Loans, including fees	$6,470	$7,450
Taxable securities	1,967	1,795
Tax exempt securities	144	165
Federal funds sold and repurchase agreements	28	8
Total interest income	8,609	9,418

Interest expense
Deposits	734	1,082
Subordinated debentures	483	530
Total interest expense	1,217	1,612

Net interest income	7,392	7,806

Provision for loan losses	400	1,000

Net interest income after provision for loan losses	6,992	6,806

Noninterest income
Service charges on deposit accounts	1,052	1,166
Other fees and charges	1,197	1,121
Earnings on cash surrender value of life insurance policies	324	330
Gain on sale of loans, net	405	256
Loss on sales or calls of securities, net	(9)	(10)
Other	290	290
Total noninterest income	3,259	3,153

Noninterest expense
Salaries and employee benefits	5,057	4,717
Occupancy expense	640	692
Furniture and equipment expense	245	296
FDIC and state assessments	313	443
Other real estate owned expense	634	452
Other	2,767	2,871
Total noninterest expenses	9,656	9,471

Income before provision for income taxes	595	488

Provision for income taxes	115	89

Net income	480	399

Total other comprehensive income, net of tax	1,004	351

Comprehensive income	$1,484	$750

Per share amounts
Basic and diluted income per share	$0.07	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands except per share data) (Unaudited)

	For the three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$480	$399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272	319
Amortization of premium on securities, net	448	459
Amortization of core deposit intangible	37	36
Provision for loan losses	400	1,000
Net losses on sale and write-down of other real estate owned	478	366
Gain on sale of loans	(405)	(256)
Loss on sales or calls of securities	9	10
Loss on sale of premises and equipment	8	1
Stock-based compensation expense	40	31
Effect of changes in:
Accrued interest receivable	(42)	65
Other assets	(1,067)	(1,055)
Accrued interest payable and other liabilities	914	3,248
Net cash provided by operating activities	1,572	4,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(53,437)	(40,077)
Proceeds from maturities/calls of available-for-sale securities	12,733	15,932
Net decrease in loans	6,854	16,875
Proceeds from sales of other real estate owned	3,056	2,915
Purchases of premises and equipment	(357)	(73)
Net cash used in investing activities	(31,151)	(4,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	6,325	4,845
Net cash provided by financing activities	6,325	4,845
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,254)	5,040
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,968	23,634
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,714	$28,674

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$743	$1,069
Income taxes paid	$80	$—

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$335	$816

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2012.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries North Valley Bank, a California banking corporation (“NVB”) and North Valley Trading Company, a California corporation, which is inactive. Significant intercompany items and transactions have been eliminated in consolidation. The Company owns the common stock of four business trusts that have issued trust preferred securities fully and unconditionally guaranteed by the Company. North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III and North Valley Capital Statutory Trust IV are unconsolidated subsidiaries and have issued an aggregate of $31,961,000 in trust preferred securities, which are reflected as debt on the Company’s condensed consolidated balance sheets.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair value were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2012
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$15,031	$157	$—	$15,188
Obligations of state and political subdivisions	12,395	698	(20)	13,073
Government sponsored agency mortgage-backed securities	312,010	6,482	(86)	318,406
Corporate debt securities	6,000	—	(1,596)	4,404
Equity securities	3,000	83	—	3,083
	$348,436	$7,420	$(1,702)	$354,154
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$6	$—	$—	$6

December 31, 2011
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$15,042	$192	$—	$15,234
Obligations of state and political subdivisions	13,811	696	(52)	14,455
Government sponsored agency mortgage-backed securities	270,337	5,212	(345)	275,204
Corporate debt securities	6,000	—	(1,768)	4,232
Equity securities	3,000	80	—	3,080
	$308,190	$6,180	$(2,165)	$312,205
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$6	$—	$—	$6

For the three months ended March 31, 2012 and 2011 there were no gross realized gains on sales or calls of available for sale securities. For the three months ended March 31, 2012 and 2011 there were $9,000 and $10,000, respectively, in gross realized losses on sales or calls of securities categorized as available for sale securities. For the three months ended March 31, 2012 and 2011 there were $1,450,000 and $6,000,000, respectively, in gross proceeds from sales or calls of available for sale securities. There were no sales or transfers of held to maturity securities for the three months ended March 31, 2012 and 2011. For the three months ended March 31, 2012 and 2011 there were no gross proceeds from maturities or calls of held to maturity securities. Maturities of all investment securities are consistent with those reported in the December 31, 2011 Form 10-K.

At March 31, 2012 and December 31, 2011, securities having fair value amounts of approximately $344,871,000 and $302,852,000, respectively, were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract. Although the Company had no short-term borrowings at March 31, 2012 and December 31, 2011, the Company pledges most of its securities at the Federal Home Loan Bank (“FHLB”) to provide borrowing capacity. See “Liquidity” on page 36.

Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, and management does not intend to sell the security or it is more likely than not that the Company will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income. If management intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings. For debt securities, the credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

A summary of investments securities in an unrealized loss for less than twelve months and twelve months or longer is as follows (in thousands).

	As of March 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities
Obligations of states and political subdivisions	$607	$(20)	$—	$—	$607	$(20)
Government sponsored agency mortgage-backed securities	54,982	(85)	30	(1)	55,012	(86)
Corporate debt securities	—	—	4,403	(1,596)	4,403	(1,596)
Total impaired securities	$55,589	$(105)	$4,433	$(1,597)	$60,022	$(1,702)

	As of December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities
Obligations of states and political subdivisions	$714	$(4)	$572	$(48)	$1,286	$(52)
Government sponsored agency mortgage-backed securities	96,629	(336)	16,858	(9)	113,487	(345)
Corporate debt securities	—	—	4,232	(1,768)	4,232	(1,768)
Total impaired securities	$97,343	$(340)	$21,662	$(1,825)	$119,005	$(2,165)

As of March 31, 2012 and December 31, 2011, there were two corporate debt securities in a loss position for twelve months or more. There is a current active market for these securities and management believes that the unrealized losses on the Company’s investment in these corporate debt securities is due to the yield of the securities and is not attributable to changes in credit quality. The two corporate debt securities are each a $3,000,000 single-issuer trust preferred security issued by two separate large publicly-traded financial institutions. The securities are tied to the front-end of the yield curve, three-month LIBOR (a short-term interest rate) and have a spread over that. The Company does not intend to sell and does not believe it will be required to sell these securities and expects a full recovery of value. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012 or December 31, 2011.

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

NOTE 3 – LOANS

The Company originates loans for business, consumer and real estate activities and for equipment purchases. Such loans are concentrated in the Company’s market areas which consist of Yolo, Placer, Sonoma, Shasta, Humboldt, Mendocino, Trinity and Del Norte Counties and neighboring communities. Loans decreased $7,641,000 for the first three months ending March 31, 2012 to $448,878,000 from $456,519,000 at December 31, 2011. At March 31, 2012 compared to December 31, 2011, real estate construction loans increased by $908,000 while commercial loans decreased by $5,237,000 and real estate commercial loans decreased by $903,000 due to loan pay-offs and charge-offs. Loan demand for these products continues to remain soft in 2012. Major classifications of loans were as follows (in thousands):

	March 31,	December 31,
	2012	2011
Commercial	$40,923	$46,160
Real estate - commercial	275,741	276,644
Real estate - construction	28,371	27,463
Real estate - mortgage	47,530	47,362
Installment	8,705	10,925
Other	47,608	47,965
Gross loans	448,878	456,519
Deferred loan fees, net	(229)	(304)
Allowance for loan losses	(12,274)	(12,656)
Total loans, net	$436,375	$443,559

Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB, FRB, and certain correspondent banks. Pledged loans totaled $130,905,000 and $137,528,000 at March 31, 2012 and December 31, 2011, respectively.

The Company did not recognize any interest income on impaired loans for the periods ending March 31, 2012 and December 31, 2011. The following table presents impaired loans and the related allowance for loan losses as of the dates indicated (in thousands):

	As of March 31, 2012			As of December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no allocated allowance
Commercial	$—	$—	$—	$—	$—	$—
Real estate - commercial	954	1,079	—	1,502	1,556	—
Real estate - construction	3,557	3,589	—	4,128	4,153	—
Real estate - mortgage	610	692	—	643	751	—
Installment	159	170	—	70	75	—
Other	86	89	—	88	91	—
Subtotal	5,366	5,619	—	6,431	6,626	—

With allocated allowance
Commercial	1,174	1,177	371	1,788	1,849	450
Real estate - commercial	3,436	3,500	2	4,496	5,302	606
Real estate - construction	5,312	5,312	520	5,312	5,312	504
Real estate - mortgage	295	324	47	295	314	37
Installment	—	—	—	37	39	13
Other	51	51	34	—	—	—
Subtotal	10,268	10,364	974	11,928	12,816	1,610
Total Impaired Loans	$15,634	$15,983	$974	$18,359	$19,442	$1,610

The following table presents the average balance related to impaired loans for the period indicated (in thousands):

	Average Recorded Investment
	for the three months ended
	March 31,
	2012	2011

Commercial	$1,202	$526
Real estate - commercial	4,564	9,438
Real estate - construction	8,867	3,207
Real estate - mortgage	921	1,729
Installment	166	53
Other	138	—
Total	$15,858	$14,953

Nonperforming loans include all such loans that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans are summarized as follows (in thousands):

	March 31,	December 31,
	2012	2011
Nonaccrual loans	$15,634	$18,359
Loans 90 days past due or more but still accruing interest	—	52
Total nonperforming loans	$15,634	$18,411

If interest on nonaccrual loans had been accrued, such income would have approximated $155,000 and $259,000 for the three months ended March 31, 2012 and 2011, respectively.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of March 31, 2012
	Accruing Interest
		30-89	Greater than
		Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$39,612	$137	$—	$1,174	$40,923
Real estate - commercial	269,263	2,088	—	4,390	275,741
Real estate - construction	19,026	476	—	8,869	28,371
Real estate - mortgage	46,024	601	—	905	47,530
Installment	8,505	41	—	159	8,705
Other	47,363	108	—	137	47,608
Total	$429,793	$3,451	$—	$15,634	$448,878

	As of December 31, 2011
	Accruing Interest
		30-89	Greater than
		Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$44,325	$47	$—	$1,788	$46,160
Real estate - commercial	264,143	6,503	—	5,998	276,644
Real estate - construction	18,023	—	—	9,440	27,463
Real estate - mortgage	45,170	1,254	—	938	47,362
Installment	10,614	152	52	107	10,925
Other	47,877	—	—	88	47,965
Total	$430,152	$7,956	$52	$18,359	$456,519

During the period ending March 31, 2012, there were no loans modified as troubled debt restructurings. There were no loans modified as troubled debt restructurings in the past twelve months that had a payment default during the period ended March 31, 2012. There are no commitments to lend additional amounts at March 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The following table shows the changes in the allowance for loan losses were as follows (in thousands):

	For the three months ended March 31, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2011	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656
Charge-offs	(120)	(439)	(204)	—	(97)	(25)	—	(885)
Recoveries	12	61	—	—	24	6	—	103
Provisions for loan losses	151	(303)	515	110	42	94	(209)	400
Balance March 31, 2012	$1,376	$6,847	$1,350	$1,045	$154	$811	$691	$12,274

	As of March 31, 2012
Reserve to impaired loans	$371	$2	$520	$47	$—	$34	$—	$974
Reserve to non-impaired loans	$1,005	$6,845	$830	$998	$154	$777	$691	$11,300

	For the three months ended March 31, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2010	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Charge-offs	(874)	(62)	—	(200)	(168)	(301)	—	(1,605)
Recoveries	10	—	—	—	73	—	—	83
Provisions for loan losses	615	610	(370)	163	60	390	(468)	1,000
Balance March 31, 2011	$1,268	$8,987	$1,566	$919	$304	$755	$672	$14,471

	As of December 31, 2011
Reserve to impaired loans	$87	$784	$—	$54	$—	$—	$—	$925
Reserve to non-impaired loans	$1,181	$8,203	$1,566	$865	$304	$755	$672	$13,546

The following table shows the loan portfolio by segment as follows (in thousands):

Loans	As of March 31, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total

Total Loans	$40,923	$275,741	$28,371	$47,530	$8,705	$47,608	$448,878
Impaired Loans	$1,174	$4,390	$8,869	$905	$159	$137	$15,634
Non-impaired loans	$39,749	$271,351	$19,502	$46,625	$8,546	$47,471	$433,244

	As of December 31, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total

Total Loans	$46,160	$276,644	$27,463	$47,362	$10,925	$47,965	$456,519
Impaired Loans	$1,788	$5,998	$9,440	$938	$107	$88	$18,359
Non-impaired loans	$44,372	$270,646	$18,023	$46,424	$10,818	$47,877	$438,160

The following table shows the loan portfolio allocated by management’s internal risk ratings as defined in Footnote 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (in thousands):

	As of March 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$38,280	$10	$2,633	$—	$40,923
Real estate - commercial	246,644	9,466	19,631	—	275,741
Real estate - construction	19,247	—	9,124	—	28,371
Real estate - mortgage	45,158	—	2,372	—	47,530
Installment	8,506	—	199	—	8,705
Other	47,340	—	268	—	47,608
Total	$405,175	$9,476	$34,227	$—	$448,878

	As of December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$39,319	$3,067	$3,774	$—	$46,160
Real estate - commercial	248,696	5,055	22,893	—	276,644
Real estate - construction	17,624	167	9,672	—	27,463
Real estate - mortgage	43,760	886	2,716	—	47,362
Installment	10,702	—	223	—	10,925
Other	47,638	—	327	—	47,965
Total	$407,739	$9,175	$39,605	$—	$456,519

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in the loan portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan loss experience, and the Company’s underwriting policies. During the quarter ended March 31, 2012, the Company extended the loss look back period from two years to three years to expand the data range for historical loss factors. The allowance for loan losses is maintained at an amount management considers adequate to cover the probable losses in loans receivable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. The Company also engages a third party credit review consultant to analyze the Company’s loan loss adequacy each calendar quarter. In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

The allowance for loan losses is comprised of several components including the specific, formula and unallocated allowance relating to loans in the loan portfolio. Our methodology for determining the allowance for loan losses consists of several key elements, which include:

—	Specific Allowances. A specific allowance is established when management has identified unique or particular risks that were related to a specific loan that demonstrated risk characteristics consistent with impairment. Specific allowances are established when management can estimate the amount of an impairment of a loan.

—	Formula Allowance. The formula allowance is calculated by applying loss factors through the assignment of loss factors to homogenous pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and such other data as management believes to be pertinent. Management, also, considers a variety of subjective factors, including regional economic and business conditions that impact important segments of our portfolio, loan growth rates, the depth and skill of lending staff, the interest rate environment, and the results of bank regulatory examinations and findings of our internal credit examiners to establish the formula allowance.

—	Unallocated Allowance. The unallocated loan loss allowance represents an amount for imprecision or uncertainty that is inherent in estimates used to determine the allowance.

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, NVB’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet and was $173,000 and $161,000, as of March 31, 2012 and December 31, 2011, respectively.

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

NOTE 5 – OTHER REAL ESTATE OWNED

The Company had $16,906,000 and $20,106,000 in other real estate owned (“OREO”) at March 31, 2012 and December 31, 2011, respectively. Below is a table with details of the changes in OREO (in thousands):

	March 31,
	2012	2011
Balance, December 31, 2011	$20,106	$25,784
Properties transferred in	335	816
Sales of property	(3,056)	(2,915)
Loss on sale or writedown of property	(479)	(366)
Balance at March 31, 2012	$16,906	$23,319

The following table presents the components of other real estate owned expense (in thousands):

	March 31,
	2012	2011
Operating expenses	$155	$86
Provision for losses	396	511
Net, loss(gain) on disposal	83	(145)
Total other real estate owned expense	$634	$452

NOTE 6 – SUBORDINATED DEBENTURES

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

The Indentures provide generally that the payment of interest is deferrable, at the option of the Company, for up to 20 consecutive quarters (or 10 consecutive semi-annual periods). Nonpayment of interest for more than 20 consecutive quarters (or 10 semi-annual periods) is an event of default pursuant to which the payment of principal and interest may be accelerated by the Indenture Trustee. As of March 31, 2012, the Company had deferred the payment of interest for a total of ten consecutive quarters.

This series of deferrals of interest represent the first time that the Company has deferred payment of interest on the Debentures. The obligation to pay interest on the Debentures is cumulative and will continue to accrue, currently at a fixed rate of 10.25% on the 2031 Debentures, variable rate of 3.80% on the 2033 Debentures, variable rate of 3.36% on the 2034 Debentures and a variable rate of 1.80%, on the 2036 Debentures. Interest is generally set at variable rates based on the three-month LIBOR, reset and payable quarterly, plus 3.25% for the 2033 Debentures, plus 2.80% for the 2034 Debentures and plus 1.33% for the 2036 Debentures. As of March 31, 2012 and December 31, 2011, the amount of accrued interest payable on the Debentures was $5,352,000 and $4,854,000, respectively. Subject to regulatory approval, the Company may redeem some or all of the debentures earlier than their maturity dates.

NOTE 7 – INCOME TAXES

The Company files its income taxes on a consolidated basis with NVB. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

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

Net deferred tax assets totaled $10,023,000 and $10,721,000 at March 31, 2012 and December 31, 2011, respectively. The Company evaluates deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results. For purposes of establishing a deferred tax valuation allowance, the Company considers its inability to meet its financial goals in years 2011 and 2010, and its pre-tax loss in the prior year as significant, objective evidence that the Company may not be able to realize some portion of its deferred tax assets in the future. Higher than expected OREO expenses in 2011 and 2010 provided further evidence that some of the tax benefits had not met the “more likely than not” standard and may not be realized. Management also considered available tax planning strategies, the scheduled reversal of deferred tax assets and liabilities, and the nature and amount of historical and projected future taxable income that provide positive evidence that some of the tax benefits will be realizable. Accordingly, the Company established a partial valuation allowance in 2010 of $4,500,000 to reflect the portion of the deferred tax assets that the Company determined to be more likely than not that it will not be realized. During the quarter ended December 31, 2011, the Company reversed the Federal portion of its valuation allowance in the amount of $223,000, and at March 31, 2012 had a remaining valuation allowance of $4,277,000.

NOTE 8 - PENSION PLAN BENEFITS

The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Total contributions paid were $63,000 for the three months ended March 31, 2012 and 2011. Effective October 1, 2009, the Company entered into an agreement to “freeze” the vested benefits under the North Valley Bancorp Salary Continuation Plan (amended and restated effective January 1, 2007) with each active officer currently participating in the Plan. Each agreement provided that vested accrued benefits under the Plan would remain fixed at the amount determined as of September 30, 2009 until such time as the Board of Directors might elect to recommence accruals. On July 28, 2011, the Board of Directors determined that Plan accruals should recommence, with retroactive effect to September 30, 2009. Components of net periodic benefit cost for the Company’s supplemental nonqualified defined benefit plans for the three months ended March 31, 2012 and 2011 are presented in the following table (in thousands):

	Three months ended March 31,
Components of net periodic benefits cost:	2012	2011
Service cost	$150	$—
Interest cost	84	76
Prior service amortization	25	8
Recognized net actuarial loss	10	4
Total components of net periodic cost	$269	$88

	March 31, 2012	December 31, 2011

Total Liability of Pension Plan Benefits	$7,603	$7,397

NOTE 9 – STOCK-BASED COMPENSATION

Stock Option Plans

At March 31, 2012, the Company had two shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan. A total of 480,050 shares were authorized under all plans at March 31, 2012. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. As provided in the 1998 Employee Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. Pursuant to the 1998 Employee Stock Incentive Plan there were outstanding options to purchase 66,759 shares of Common Stock at March 31, 2012. The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs. Under the 2008 Stock Incentive Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under all plans, options may be exercised over a ten year term. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted after the fourth quarter in 2008 the vesting period is five years. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. The shares of Common Stock authorized to be granted as options under the 2008 Stock Incentive Plan consist 413,291 shares of Common Stock reserved for issuance under the terms of the 2008 Stock Incentive Plan, consisting of 188,026 shares to be issued upon the exercise of options granted and still outstanding as of that date, 2,700 shares issued as stock awards and 222,565 shares reserved for future stock option grants and director stock awards at March 31, 2012. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Each outside director of the Company shall also be eligible to receive a stock award of 180 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. Each stock award shall be fully vested when granted to the outside director. The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors. Outstanding options under the plans are exercisable until their expiration.

Stock-based Compensation

There were 75,408 and 1,000 options granted in the three month period ended March 31, 2012 and 2011, respectively. For the three month periods ended March 31, 2012 and 2011, the compensation cost recognized for share based compensation was $40,000 and $31,000, respectively. At March 31, 2012, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $858,000. This cost is expected to be amortized on a straight-line basis over a weighted average period of approximately 4.5 years and will be adjusted for subsequent changes in estimated forfeitures. The weighted average grant date fair value of options granted for the three month period ended March 31, 2012 and 2011 was $6.25 and $5.29, respectively, based on the following assumptions used in a Black-Scholes Merton model. Options issued for the period ended March 31, 2011 were not material.

2012
Weighted average grant date fair value per share of options granted	$6.25
Significant weighted average assumptions used in calculating fair value:
Expected term	6.49 years
Expected annual volatility	58%
Expected annual dividend yield	N/A
Risk-free interest rate	1.40%

A summary of outstanding stock options follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Exercise Price Range	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2012	184,070	$38.55	7 years	$8.99-$103.10	$127

Granted	75,408	$11.08		$9.97-$11.25
Exercised	—	—		—
Expired or Forfeited	(4,693)	$51.82		$23.95-$103.10

Outstanding at March 31, 2012	254,785	$30.17	8 years	$8.99-$103.10	$219
Fully vested and exercisable at March 31, 2012	94,924	$60.35	5 years	$8.99-$103.10	$1
Options expected to vest	159,861	$12.25	9 years	$8.99-$23.95	$218

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of March 31, 2012. There were no options exercised during the three months ended March 31, 2012 and 2011.

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. Diluted EPS are not presented when a net loss occurs because the conversion of potential common stock is antidilutive. Earnings per share are retroactively adjusted for stock dividends and stock splits for all periods presented. Stock options for 254,785 and 133,497 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2012 and 2011, respectively, because they were anti-dilutive. The weighted average common shares outstanding used in the calculation of earnings per share totaled 6,833,752 and 6,832,492 for the period ending March 31, 2012 and 2011, respectively. There was no difference in the denominator used in the calculation of basic earnings per share and diluted earnings per share in 2012 and 2011.

NOTE 11 – OTHER COMPREHENSIVE INCOME

At March 31, 2012 and 2011, the Company’s other comprehensive income components were as follows (in thousands):

March 31, 2012	Before Tax	Tax Effect	After Tax
Other comprehensive income:
Unrealized holding gains	$1,694	$(695)	$999
Less: reclassification adjustment for realized losses included in net income	(9)	4	(5)
Other comprehensive income on investment securities	1,703	(699)	1,004

Prior service costs arising during the period	(125)	74	(51)
Less: amortization of prior service costs included in net periodic pension costs	(125)	74	(51)
Other comprehensive income on pension plan	—	—	—

Total other comprehensive income	$1,703	$(699)	$1,004

March 31, 2011	Before Tax	Tax Effect	After Tax
Other comprehensive income:
Unrealized holding gains	$584	$(239)	$345
Less: reclassification adjustment for realized losses included in net income	(10)	4	(6)
Other comprehensive income on investment securities	594	(243)	351

Prior service costs arising during the period	8	(5)	3
Less: amortization of prior service costs included in net periodic pension costs	8	(5)	3
Other comprehensive income on pension plan	—	—	—

Total other comprehensive income	$594	$(243)	$351

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position, results of its operations or its cash flows.

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $4,524,000 and $4,946,000 at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, commercial and consumer lines of credit and real estate loans of approximately $46,083,000 and $38,954,000, respectively, were undisbursed. At December 31, 2011, commercial and consumer lines of credit and real estate loans of approximately $45,033,000 and $41,077,000, respectively, were undisbursed.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to real estate projects and inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Most of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2012 and December 31, 2011. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. At March 31, 2012, the Company had a reserve for unfunded commitments of $173,000.

A large portion of the loan portfolio of the Company is collateralized by real estate. At March 31, 2012 and December 31, 2011, real estate served as the principal source of collateral with respect to approximately 78% of the Company’s loan portfolio. At March 31, 2012, real estate construction loans totaled $28,371,000, or 6% of the total loan portfolio, commercial loans secured by real estate totaled $275,741,000, or 61% of the total loan portfolio, and real estate mortgage loans totaled $47,530,000, or 11% of the total loan portfolio. See the discussion under “Loan Portfolio” starting on page 29. A further decline in the state and national economy, in general, combined with further deterioration in real estate values in the Company’s primary operating market areas, would have an adverse effect on the value of real estate as well as other collateral securing loans, plus the ability of certain borrowers to repay their outstanding loans and the overall demand for new loans, and this could have a material impact on the Company’s financial position, results of operations or its cash flows.

NOTE 13 – FAIR VALUE MEASUREMENTS

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Quoted prices in active markets for identical assets (Level 1): Inputs that are quoted unadjusted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An active market for the asset is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Significant other observable inputs (Level 2): Inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity including quoted prices for similar assets or liabilities, quoted prices for securities in inactive markets and inputs derived principally from, or corroborated by, observable market data by correlation or other means.

•	Significant unobservable inputs (Level 3): Inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents assets measured at fair value on a recurring basis (in thousands).

	As of March 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$15,188	$—	$15,188	$—
Obligations of state and political subdivisions	13,073	—	13,073	—
Government sponsored agency mortgage-backed securities	318,406	—	318,406	—
Corporate debt securities	4,404	—	4,404	—
Equity securities	3,083	—	3,083	—
	$354,154	$—	$354,154	$—

	At December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$15,234	$—	$15,234	$—
Obligations of state and political subdivisions	14,455	—	14,455	—
Government sponsored agency mortgage-backed securities	275,204	—	275,204	—
Corporate debt securities	4,232	—	4,232	—
Equity securities	3,080	—	3,080	—
	$312,205	$—	$312,205	$—

Fair values for available-for-sale investment securities are based on quoted market prices for similar securities at March 31, 2012 and December 31, 2011. During the quarter ended March 31, 2012, there were no transfers between Levels 1 and 2.

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at quarter end (in thousands).

	As of March 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Commercial	$803	$—	$—	$803
Real estate - commercial	382	—	—	382
Real estate - construction	957	—	—	957
Real estate - mortgage	248	—	—	248
Other	17	—	—	17
Other real estate owned:
Real estate - commercial	782	—	—	782
Real estate - construction	966	—	—	966
Real estate - mortgage	248	—	—	248
Total assets measured at fair value on a nonrecurring basis	$4,403	$—	$—	$4,403

	At December 31, 2011
	Fair Value	Level 1	Level 2	Level 3

Impaired loans:
Commercial	$1,338	$—	$—	$1,338
Real estate - commercial	4,811	—	—	4,811
Real estate - construction	5,223	—	—	5,223
Real estate - mortgage	268	—	—	268
Installment	37	—	—	37
Other real estate owned:
Real estate - commercial	1,270	—	—	1,270
Real estate - construction	14,575	—	—	14,575
Real estate - mortgage	1,276	—	—	1,276
Total assets measured at fair value on a nonrecurring basis	$28,798	$—	$—	$28,798

Impaired loans - The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available, and additional discounts by management for known market factors and time since the last appraisal. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2,923,000, with a valuation allowance of $516,000 at March 31, 2012, resulting in an additional provision for loan losses of $633,000 for the quarter ended March 31, 2012. At March 31, 2011, impaired loans had a principal balance of $5,105,000, with a valuation allowance of $735,000, resulting in an additional provision for loan losses of $740,000 for the quarter ended March 31, 2011.

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

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $1,996,000, resulting in write-downs of $396,000 for the quarter ended March 31, 2012. Other real estate owned had a net carrying amount of $4,997,000, resulting in write-downs of $511,000 for the quarter ended March 31, 2011.

All impaired loans and OREO are measured using the sales comparison approach performed by certified appraisers. On a quarterly basis, the Company compares the actual selling price of collateral that has been liquidated to the most recent appraised value to evaluate if any additional adjustment should be made to arrive at fair value. The most common adjustment to report appraised values are discounts linked to the estimated decline in value over the passage of time since the last appraisal. These adjustments are based on current comparable sales or market data. This discount factor ranges between 8% and 15%. The weighted average adjustment for the unobservable inputs is 10%.

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

The following assumptions were used as of March 31, 2012 and December 31, 2011 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

a)	Cash and Due From Banks - The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

b)	Federal Funds Sold - The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

c)	Time Deposits at Other Financial Institutions - The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

d)	FHLB, FRB Stock and Other Securities - It was not practicable to determine the fair value of FHLB or FRB stock due to the restrictions placed on its transferability

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

The fair value of performing loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

The fair value of nonperforming loans is estimated by discounting estimated future cash flows using current interest rates with an additional risk adjustment reflecting the individual characteristics of the loans, or using the fair value of underlying collateral for collateral dependent loans as a practical expedient.

g)	Deposits – The fair values disclosed for noninterest-bearing and interest-bearing demand deposits and savings and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. Fair values for certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

h)	Subordinated Debentures - The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

i)	Commitments to Fund Loans/Standby Letters of Credit - The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The differences between the carrying value of commitments to fund loans or standby letters of credit and their fair value are not significant and therefore not included in the following table.

j)	Accrued Interest Receivable/Payable – The carrying amounts of accrued interest approximate fair value and therefore follow the same classification as the related asset or liability.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

		Fair Value Measurements at
		March 31, 2012 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$19,314	$19,314	$—	$—	$19,314
Federal funds sold	16,400	16,400	—	—	16,400
Time deposits at other financial institutions	1,960	1,960	—	—	1,960
FHLB, FRB and other securities	8,044				N/A
Securities:
Available-for-sale	354,154	—	354,154	—	354,154
Held-to-maturity	6	—	6	—	6
Loans	436,375	—	—	452,691	452,691
Accrued interest receivable	2,599	—	1,162	1,437	2,599

FINANCIAL LIABILITIES
Deposits:
Nonmaturity deposits	$563,913	$563,913	$—	$—	$563,913
Time deposits	208,651	—	209,682	—	209,682
Subordinated debentures	31,961	—	—	20,544	20,544
Accrued interest payable	5,472	7	113	5,352	5,472

	December 31, 2011
	Carrying	Fair
	Amount	Value
FINANCIAL ASSETS
Cash and due from banks	$18,758	$18,758
Federal funds sold	40,210	40,210
Time deposits at other financial institutions	1,959	1,959
FHLB, FRB and other securities	8,044	N/A
Securities:
Available-for-sale	312,205	312,205
Held-to-maturity	6	6
Loans	443,559	461,205
Accrued interest receivable	2,557	2,557

FINANCIAL LIABILITIES
Deposits	$766,239	$767,487
Subordinated debentures	31,961	21,420
Accrued interest payable	4,998	4,998

NOTE 14 - NEW ACCOUNTING PRONOUNCEMENTS

Fair value measurement. In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition, but the additional disclosures are included in Note 13.

Comprehensive income. In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment changed the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Loans determined to be impaired are individually evaluated for impairment. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. For further information on the allowance for loan losses, see Note 4 to the Notes to Condensed Consolidated Financial Statements in Item I above.

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

Share Based Compensation. At March 31, 2012, the Company had two stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan, which are described more fully in Note 9 to the Notes to Condensed Consolidated Financial Statements. Compensation cost is recognized on all share-based payments over the requisite service periods of the awards based on the grant-date fair value of the options determined using the Black-Scholes-Merton based option valuation model. Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. For further information on the computation of the fair value of share-based payments, see Note 9 to the Notes to Condensed Consolidated Financial Statements in Item I above.

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

The Company evaluates deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results. The Company is required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. Future adjustments to the deferred tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of net deferred tax assets. The realization of deferred tax assets ultimately depends on the existence of sufficient taxable income in the carry back and carries forward periods under the tax law. Due to the Company’s cumulative tax losses in 2009 and 2010, it was determined to establish a partial valuation allowance in 2010 of $4,500,000 to reflect the portion of the deferred tax assets that the Company determined to be more likely than not that it will not be realized. During the quarter ended December 31, 2011, the Company reversed the Federal portion of its valuation allowance in the amount of $223,000, and at March 31, 2012 had a remaining valuation allowance of $4,277,000.

Business Organization

North Valley Bancorp (the “Company”) is a California corporation and a bank holding company for North Valley Bank, a California state-chartered, Federal Reserve member bank (“NVB”). NVB operates out of its main office located at 300 Park Marina Circle, Redding, California 96001, with twenty-four branches, including two supermarket branches in eight counties in Northern California. The Company views its service area as having four distinct markets: the Redding market, the Coastal market, the I-80 Corridor market and the Santa Rosa market.

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

Overview

Financial Results

(in thousands except per share amounts)	Three months ended March 31,
	2012	2011
Net interest income	$7,392	$7,806
Provision for loan losses	400	1,000
Noninterest income	3,259	3,153
Noninterest expense	9,656	9,471
Provision for income taxes	115	89
Net income	$480	$399

Per Share Amounts
Basic and Diluted Income Per Share	$0.07	$0.06

Annualized Return on Average Assets	0.21%	0.18%
Annualized Return on Average Equity	2.12%	1.92%

The Company had net income of $480,000 for the three months ended March 31, 2012, compared to $399,000 for the three months ended March 31, 2011. The increase in net income for three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily attributed to a decrease in the provision for loan losses, and partially offset by changes in net interest income. The Company’s provision for loan losses were $400,000 for the three months ended March 31, 2012, compared to a provision for loan losses of $1,000,000 for the three months ended March 31, 2011. Net interest income decreased $414,000 for the three months ended March 31, 2012, compared to the same period in 2011. Noninterest income increased $106,000 for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to the recording of gains on sale of real estate loans. Noninterest expense increased $185,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to higher salaries and benefit costs and other real estate owned expense offset by FDIC assessment decreases.

The supervisory agreement signed on January 6, 2010 by and among North Valley Bancorp, North Valley Bank and the Federal Reserve Bank of San Francisco was terminated, effective as of April 16, 2012, and resolutions adopted by the Board of Directors of NVB at the request of the California Department of Financial Institutions were previously terminated, effective March 1, 2012.

Results of Operation

Net Interest Income and Net Interest Margin (fully taxable equivalent basis)

Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $74,000 and $84,000 in taxable-equivalent interest income on tax-free investments for the three month periods ended March 31, 2012 and 2011, respectively.

Net interest income for the three months ended March 31, 2012 was $7,466,000, a $424,000, or 5.4%, decrease from net interest income of $7,890,000 for the same period in 2011. Interest income decreased $819,000, or 8.6%, to $8,683,000 for the three month period ended March 31, 2012 due primarily to a decrease in average loans. The Company had foregone interest income for the loans placed on nonaccrual status of $155,000 during the three months ended March 31, 2012 compared to $259,000 for the same period in 2011. The average loans outstanding during the three months ended March 31, 2012 decreased $50,952,000, or 10.1%, to $451,479,000. This lower loan volume decreased interest income by $766,000. The average yield earned on the loan portfolio decreased 26 basis points to 5.75% for the three months ended March 31, 2012. This decrease in yield decreased interest income by $214,000. The total decrease to interest income from the loan portfolio was $980,000. The average balance of the investment portfolio increased $44,180,000, or 15.5%, which accounted for a $281,000 increase in interest income and a decrease in average yield of the investment portfolio of 24 basis points reduced interest income by $140,000.

Interest expense for the three months ended March 31, 2012 decreased $395,000, or 24.5%, to $1,217,000 compared to the same period in 2011. The largest decrease to interest expense was in time deposit accounts which decreased $11,319,000 as the average rates paid on these accounts decreased 33 basis points to 1.02% and reduced interest expense by $165,000 while a decrease in the average balances of these accounts decreased interest expense by $38,000. The average rate paid on savings and money market accounts decreased 22 basis points to 0.26% for the three month period ended March 31, 2012 compared to 0.48% for the same period in 2011, resulting in a decrease to interest expense of $117,000. This decrease was offset partially by higher average balances in savings and money market accounts of $2,194,000, resulting in a $3,000 increase in interest expense.

The net interest margin for the three months ended March 31, 2012 decreased 38 basis points to 3.61% from 3.99% for the same period in 2011 and a 7 basis point increase from the 3.68% net interest margin for the linked quarter ended December 31, 2011.

The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates

(Dollars in thousands)

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$48,950	0.23%	$28	$14,210	0.23%	$8
Investment securities:
Taxable	316,776	2.49%	1,967	271,224	2.68%	1,795
Tax exempt (1)	12,985	6.73%	218	14,357	7.03%	249
Total investments	329,761	2.66%	2,185	285,581	2.90%	2,044
Loans (2)(3)	451,479	5.75%	6,470	502,431	6.01%	7,450
Total earning assets	830,190	4.20%	8,683	802,222	4.80%	9,502

Nonearning assets	98,614			106,715
Allowance for loan losses	(12,628)			(14,635)
Total nonearning assets	85,986			92,080

Total assets	$916,176			$894,302

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Transaction accounts	$175,999	0.11%	$47	$161,324	0.20%	$78
Savings and money market	219,729	0.26%	145	217,535	0.48%	259
Time certificates	212,900	1.02%	542	224,219	1.35%	745
Other borrowed funds	31,961	6.06%	483	31,961	6.73%	530
Total interest bearing liabilities	640,589	0.76%	1,217	635,039	1.03%	1,612
Demand deposits	158,384			155,494
Other liabilities	26,478			19,605
Total liabilities	825,451			810,138
Stockholders’ equity	90,725			84,164
Total liabilities and stockholders’ equity	$916,176			$894,302
Net interest income			$7,466			$7,890
Net interest spread		3.44%			3.77%
Net interest margin		3.61%			3.99%

(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.

(2) Loans on nonaccrual status have been included in the computations of averages balances.

(3) Includes loan fees of $38 and $60 for the three months ended March 31, 2012 and 2011, respectively.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate
(Dollars in thousands)	Three months ended March 31, 2012
	compared with
	Three months ended March 31, 2011
			Total
	Average	Average	Increase
	Volume	Yield/Rate	(Decrease)
Interest Income
Interest on Federal funds sold	$20	$—	$20
Interest on investments:
Taxable securities	305	(133)	172
Tax exempt securities (1)	(24)	(7)	(31)
Total investments	281	(140)	141
Interest on loans	(766)	(214)	(980)
Total interest income	(465)	(354)	(819)

Interest Expense
Transaction accounts	$7	$(38)	$(31)
Savings and money market	3	(117)	(114)
Time deposits	(38)	(165)	(203)
Other borrowed funds	—	(47)	(47)
Total interest expense	(28)	(367)	(395)

Total change in net interest income	$(437)	$13	$(424)

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

The Company recorded a provision for loan loss of $400,000 for the three months ended March 31, 2012, compared to a provision for loan losses of $1,000,000 for the three months ended March 31, 2011. The process for determining allowance adequacy and the resultant provision for loan losses includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic environment and activity. The decision to record the $400,000 provision for the three months ended March 31, 2012 reflects management’s assessment of the overall adequacy of the allowance for loan losses including the consideration of the level of nonperforming loans and the overall effect of the slowing economy, particularly in real estate. Management believes that the current level of allowance for loan losses as of March 31, 2012 of $12,274,000, or 2.7% of total loans, is adequate at this time. The allowance for loan losses was $12,656,000, or 2.8% of total loans, at December 31, 2011. For further information regarding our allowance for loan losses, see “Allowance for Loan Losses” starting on page 33.

Noninterest Income

The following table is a summary of the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended March 31,
	2012	2011
Service charges on deposit accounts	$1,052	$1,166
Other fees and charges	1,197	1,121
Increase in cash value of life insurance	324	330
Gain on sale of loans	405	256
Loss on sales or calls of securities, net	(9)	(10)
Other	290	290
Total	$3,259	$3,153

Noninterest income for the quarter ended March 31, 2012 increased $106,000, or 3.4%, to $3,259,000 compared to $3,153,000 for the same period in 2011. Service charges on deposits decreased by $114,000 to $1,052,000 for the first quarter of 2012 compared to $1,166,000 for the same period in 2011. All other sources of fees and charges increased by $76,000 to $1,197,000 for the first quarter of 2012 compared to $1,121,000 for the first quarter of 2011. The Company had a $405,000 gain on sale of loans for the quarter ended March 31, 2012, an increase of $149,000 compared to $256,000 for the same period in 2011 due primarily to a gain on sale of mortgage loans. Of the $405,000 gain on sale of loans for the first quarter of 2012, the sale of mortgage loans was $361,000 and the sale of SBA loans was $44,000 compared to the sale of mortgage loans of $43,000 and the sale of SBA loans of $213,000 for the first quarter of 2011.

Noninterest Expense

The following table is a summary of the Company’s noninterest expense for the periods indicated (in thousands):

	Three months ended March 31,
	2012	2011
Salaries and employee benefits	$5,057	$4,717
Occupancy expense	640	692
Other real estate owned expense	634	452
Data processing	617	675
FDIC and state assessments	313	443
Professional services	287	325
ATM and on-line banking	250	288
Furniture and equipment expense	245	296
Marketing expense	195	119
Director expense	138	102
Loan expense	128	125
Printing and supplies	124	123
Postage	121	158
Operations expense	117	142
Messenger	113	145
Amortization of intangibles	36	36
Other	641	633
Total	$9,656	$9,471

Noninterest expense increased $185,000, or 2.0%, to $9,656,000 for the first quarter of 2012 from $9,471,000 for the first quarter in 2011. Salaries and employee benefits increased $340,000, for the first quarter of 2012 compared to the first quarter of 2011 due primarily to salary continuation plan expense of $269,000 for the first quarter of 2012 compared to $88,000 for the first quarter of 2011, and secondarily due to the hiring of production personnel and the development of production incentive plans. Occupancy and furniture and equipment expense decreased $103,000 for the first quarter of 2012 compared to the first quarter of 2011 due to a decrease in depreciation and rent expense as a result of facilities consolidation initiatives completed in 2011. OREO expense increased $182,000 to $634,000, for the first quarter of 2012 compared to $452,000 for the same period in 2011, and FDIC and state assessments decreased $130,000 to $313,000 for the first quarter of 2012, compared to $443,000 for the same period in 2011, as a result of a change in FDIC insurance assessment methodology, which changed the assessment base from total deposits to average total assets less tangible capital. All other expenses decreased $104,000 to $2,767,000 for the first quarter 2012 compared to $2,871,000 for the same period in 2011.

Income Taxes

The Company recorded a provision for income taxes for the quarter ended March 31, 2012 of $115,000, resulting in an effective tax rate of 19.3%, compared to a provision for income taxes of $89,000, or an effective tax rate of 18.2%, for the quarter ended March 31, 2011. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated “Enterprise Zones”.

Management evaluates the Company’s deferred tax assets quarterly for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income. Management also considered available tax planning strategies, the scheduled reversal of deferred tax assets and liabilities, and the nature and amount of historical and projected future taxable income that provide positive evidence that some of the tax benefits will be realizable. Accordingly, the Company established a partial valuation allowance in 2010 of $4,500,000 to reflect the portion of the deferred tax assets that the Company determined to be more likely than not that it will not be realized. During the quarter ended December 31, 2011, the Company reversed the Federal portion of its valuation allowance in the amount of $223,000, and at March 31, 2012 had a remaining valuation allowance of $4,277,000.

The deferred tax assets will continue to be analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly.

Financial Condition as of March 31, 2012 As Compared to December 31, 2011

Overview

Total assets at March 31, 2012 increased $8,763,000, or 1.0%, to $913,729,000, compared to $904,966,000 at December 31, 2011. Loans, net of deferred loan fees, decreased $7,566,000, or 1.7%, to $448,649,000 at March 31, 2012 from $456,215,000 at December 31, 2011. Investment securities increased $41,949,000, or 13.4%, to $354,154,000 at March 31, 2012 from $312,205,000 at December 31, 2011, and Federal funds sold decreased to $16,400,000 at March 31, 2012 from $40,210,000 at December 31, 2011. The increase in investment securities was due primarily to a decrease in loans for the first three months of 2012. Deposits increased $6,325,000, or 0.8%, from December 31, 2011 to $772,564,000 at March 31, 2012.

Loan Portfolio

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

Loans, the Company’s major component of earning assets, decreased $7,641,000 during the first three months of 2011 to $448,878,000 at March 31, 2012 from $456,519,000 at December 31, 2011. Real estate construction loans increased by $908,000 while commercial loans decreased by $5,237,000 and real estate commercial loans decreased by $903,000. The remaining loan categories remained relatively unchanged from their December 31, 2011 balances.

The Company’s average loan to deposit ratio was 58.9% for the quarter ended March 31, 2012 compared to 66.2% for the quarter ended March 31, 2011. The decrease in the Company’s average loan to deposit ratio is driven by the decrease in total average loans of $50,952,000.

Major classifications of loans are summarized as follows (in thousands):

	March 31,	December 31,
	2012	2011
Commercial	$40,923	$46,160
Real estate - commercial	275,741	276,644
Real estate - construction	28,371	27,463
Real estate - mortgage	47,530	47,362
Installment	8,705	10,925
Other	47,608	47,965
Gross loans	448,878	456,519
Deferred loan fees, net	(229)	(304)
Allowance for loan losses	(12,274)	(12,656)
Total loans, net	$436,375	$443,559

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

During the portion of the year that the loans were impaired, the Company did not recognize any interest income in 2012 and 2011. The following table presents impaired loans and the related allowance for loan losses as of the dates indicated (in thousands):

	As of March 31, 2012			As of December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no allocated allowance
Commercial	$—	$—	$—	$—	$—	$—
Real estate - commercial	954	1,079	—	1,502	1,556	—
Real estate - construction	3,557	3,589	—	4,128	4,153	—
Real estate - mortgage	610	692	—	643	751	—
Installment	159	170	—	70	75	—
Other	86	89	—	88	91	—
Subtotal	5,366	5,619	—	6,431	6,626	—

With allocated allowance
Commercial	1,174	1,177	371	1,788	1,849	450
Real estate - commercial	3,436	3,500	2	4,496	5,302	606
Real estate - construction	5,312	5,312	520	5,312	5,312	504
Real estate - mortgage	295	324	47	295	314	37
Installment	—	—	—	37	39	13
Other	51	51	34	—	—	—
Subtotal	10,268	10,364	974	11,928	12,816	1,610
Total Impaired Loans	$15,634	$15,983	$974	$18,359	$19,442	$1,610

The following table presents the average balance related to impaired loans for the period indicated (in thousands):

	Average Recorded Investment
	for the three months ended
	March 31,
	2012	2011

Commercial	$1,202	$526
Real estate - commercial	4,564	9,438
Real estate - construction	8,867	3,207
Real estate - mortgage	921	1,729
Installment	166	53
Other	138	—
Total	$15,858	$14,953

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

Nonperforming assets are summarized as follows (in thousands):

	March 31,	December 31,
	2012	2011
Nonaccrual loans	$15,634	$18,359
Loans past due 90 days or more and still accruing interest	—	52
Total nonperforming loans	15,634	18,411
Other real estate owned	16,906	20,106
Total nonperforming assets	$32,540	$38,517

Nonaccrual loans to total gross loans	3.48%	4.02%
Nonperforming loans to total gross loans	3.48%	4.04%
Total nonperforming assets to total assets	3.56%	4.26%

At March 31, 2012 and December 31, 2011, the recorded investment in nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) was approximately $15,634,000 and $18,411,000, respectively. The Company had $974,000 of specific allowance for loan losses on impaired loans of $10,268,000 at March 31, 2012 as compared to $1,610,000 of specific allowance for loan losses on impaired loans of $11,929,000 at December 31, 2011. Nonperforming assets (nonperforming loans and OREO) totaled $32,540,000 at March 31, 2012, a decrease of $5,977,000 from the total at December 31, 2011.

If interest on nonaccrual loans had been accrued, such income would have approximated $155,000 and $259,000, respectively for the three month periods ended March 31, 2012 and 2011.

At March 31, 2012 there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

The composition of nonaccrual loans as of March 31, 2012, December 31, 2011, September 30, 2011 and June 30, 2011 was as follows (in thousands):

	March		December		September		June
	2012		2011		2011		2011
		% of		% of		% of		% of
	Amount	total	Amount	total	Amount	total	Amount	total
Commercial	$1,174	7.5%	$1,788	9.7%	$1,993	16.7%	$2,273	12.9%
Real estate - commercial	4,390	28.1%	5,998	32.7%	5,068	42.4%	9,846	56.0%
Real estate - construction	8,869	56.7%	9,440	51.4%	3,387	28.3%	4,247	24.2%
Real estate - mortgage	905	5.8%	938	5.1%	1,281	10.7%	1,146	6.5%
Installment	159	1.0%	107	0.6%	111	0.9%	23	0.1%
Other	137	0.9%	88	0.5%	113	0.9%	50	0.3%
Total nonaccrual loans	$15,634	100.0%	$18,359	100.0%	$11,953	100.0%	$17,585	100.0%

At March 31, 2012, nonaccrual real-estate-construction loans totaled $8,869,000, or 56.7%, of the nonaccrual loans. There are ten loans that make up the balance. Charge-offs of $197,000 has been taken on these loans and $520,000 in specific reserves has been established for these loans as of March 31, 2012. Three of these loans are residential land loans totaling $2,742,000. Charge-offs of $195,000 has been taken on these loans and $3,000 in specific reserves has been established. There are five loans for nonaccrual residential construction development projects totaling $5,762,000. Charge-offs of $2,000 has been taken on these loans and $517,000 in specific reserves has been established for these loans at March 31, 2012. The remaining two loans were residential construction loans totaling $365,000. No charge-offs have been taken on these loans and no specific reserves have been established.

At March 31, 2012, there were four real-estate-commercial loans totaling $4,390,000, or 28.1%, of the nonperforming loans. The largest real estate-commercial loan is for a commercial real estate building located in Sacramento County for $3,436,000. Charge-offs of $693,000 has been taken on this loan and a $2,000 specific reserve has been established for this loan. The remaining three real estate-commercial loans total $954,000 (approximate average loan balance of $318,000). Charge-offs of $327,000 has been taken on these loans and no specific reserves have been established for these loans.

At March 31, 2012, net carrying value of other real estate owned decreased $3,200,000 to $16,906,000 from $20,106,000 at December 31, 2011. During the three month period ending March 31, 2012, the Company transferred one property into OREO totaling $335,000, sold six properties totaling $3,056,000, had write-downs of OREO of $396,000, and recorded loss on sale of OREO of $83,000. As part of the financial close process, valuations of OREO are performed by management and write-downs are recorded as warranted. At March 31, 2012, OREO was comprised of twenty-two properties which consisted of the following: four residential construction properties totaling $4,338,000, eleven residential land parcels totaling $9,582,000, one commercial land parcel for $382,000, two non-farm non-residential properties totaling $1,145,000 and four residential properties totaling $1,459,000.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of March 31, 2012
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$39,612	$137	$—	$1,174	$40,923
Real estate - commercial	269,263	2,088	—	4,390	275,741
Real estate - construction	19,026	476	—	8,869	28,371
Real estate - mortgage	46,024	601	—	905	47,530
Installment	8,505	41	—	159	8,705
Other	47,363	108	—	137	47,608
Total	$429,793	$3,451	$—	$15,634	$448,878

	As of December 31, 2011
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$44,325	$47	$—	$1,788	$46,160
Real estate - commercial	264,143	6,503	—	5,998	276,644
Real estate - construction	18,023	—	—	9,440	27,463
Real estate - mortgage	45,170	1,254	—	938	47,362
Installment	10,614	152	52	107	10,925
Other	47,877	—	—	88	47,965
Total	$430,152	$7,956	$52	$18,359	$456,519

During the period ending March 31, 2012, there were no loans modified as troubled debt restructurings. There were no loans modified as troubled debt restructurings in the past twelve months that had a payment default. There are no commitments to lend additional amounts at March 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

Allowance for Loan Losses

The following table shows the changes in the allowance for loan losses were as follows (in thousands):

	For the three months ended March 31, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2011	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656
Charge-offs	(120)	(439)	(204)	—	(97)	(25)	—	(885)
Recoveries	12	61	—	—	24	6	—	103
Provisions for loan losses	151	(303)	515	110	42	94	(209)	400
Balance March 31, 2012	$1,376	$6,847	$1,350	$1,045	$154	$811	$691	$12,274
Reserve to impaired loans	$371	$2	$520	$47	$—	$34	$—	$974
Reserve to non-impaired loans	$1,005	$6,845	$830	$998	$154	$777	$691	$11,300

	For the three months ended March 31, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2010	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Charge-offs	(874)	(62)	—	(200)	(168)	(301)	—	(1,605)
Recoveries	10	—	—	—	73	—	—	83
Provisions for loan losses	615	610	(370)	163	60	390	(468)	1,000
Balance March 31, 2011	$1,268	$8,987	$1,566	$919	$304	$755	$672	$14,471
Reserve to impaired loans	$87	$784	$—	$54	$—	$—	$—	$925
Reserve to non-impaired loans	$1,181	$8,203	$1,566	$865	$304	$755	$672	$13,546

The following table shows the loan portfolio by segment as follows (in thousands):

	As of March 31, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total

Loans
Balance March 31, 2012	$40,923	$275,741	$28,371	$47,530	$8,705	$47,608	$448,878
Impaired Loans	$1,174	$4,390	$8,869	$905	$159	$137	$15,634
Non-impaired loans	$39,749	$271,351	$19,502	$46,625	$8,546	$47,471	$433,244

Loans	As of December 31, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total

Balance December 31, 2011	$46,160	$276,644	$27,463	$47,362	$10,925	$47,965	$456,519
Impaired Loans	$1,788	$5,998	$9,440	$938	$107	$88	$18,359
Non-impaired loans	$44,372	$270,646	$18,023	$46,424	$10,818	$47,877	$438,160

The following table shows the loan portfolio allocated by management’s internal risk ratings (in thousands):

	As of March 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$38,280	$10	$2,633	$—	$40,923
Real estate - commercial	246,644	9,466	19,631	—	275,741
Real estate - construction	19,247	—	9,124	—	28,371
Real estate - mortgage	45,158	—	2,372	—	47,530
Installment	8,506	—	199	—	8,705
Other	47,340	—	268	—	47,608
Total	$405,175	$9,476	$34,227	$—	$448,878

	As of December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$39,319	$3,067	$3,774	$—	$46,160
Real estate - commercial	248,696	5,055	22,893	—	276,644
Real estate - construction	17,624	167	9,672	—	27,463
Real estate - mortgage	43,760	886	2,716	—	47,362
Installment	10,702	—	223	—	10,925
Other	47,638	—	327	—	47,965
Total	$407,739	$9,175	$39,605	$—	$456,519

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

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet and was $173,000 and $161,000, as of March 31, 2012 and December 31, 2011, respectively.

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

Deposits

Total deposits increased $6,325,000, or 0.8%, to $772,564,000 at March 31, 2012 compared to $766,239,000 at December 31, 2011. During the three months ended March 31, 2012, savings and money market deposits increased $7,176,000 or 3.2%, and interest-bearing demand deposits increased $14,284,000, or 7.8%, while noninterest-bearing demand deposits decreased $11,476,000, or 7.4% and certificates of deposit decreased $3,659,000, or 1.8%.

	March 31,	December 31,
	2012	2011
Noninterest-bearing demand	$156,030	$167,506
Interest-bearing demand	184,408	170,124
Savings and money market	223,475	216,299
Time certificates	208,651	212,310
Total deposits	$772,564	$766,239

Capital Resources

The Company maintains capital to support future growth and maintain financial strength while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity increased $1,524,000 to $90,989,000 as of March 31, 2012, as compared to $89,465,000 at December 31, 2011. The increase was the result of net income of $480,000, a change in accumulated other comprehensive income of $1,004,000 and stock based compensation expense of $40,000, all during the first three months of 2012. Under current regulations, management believes that the Company meets all capital adequacy requirements. The Company suspended indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009. This Board decision was made to strengthen and preserve the Company’s capital base in these challenging economic times. Future dividends will be determined by the Board of Directors after consideration of the Company’s earnings, financial condition, future capital funds, regulatory requirements and other factors as the Board of Directors may deem relevant.

The Company’s and North Valley Bank’s capital amounts and risk-based capital ratios are presented below (in thousands).

					To be Well Capitalized
			For Capital		Under Prompt Corrective
			Adequacy Purposes		Action Provisions
	Actual		Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
As of March 31, 2012:
Total capital (to risk weighted assets)	$117,932	20.00%	$47,173	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$108,964	18.47%	$23,598	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$108,964	12.01%	$36,291	4.00%	N/A	N/A

As of December 31, 2011:
Total capital (to risk weighted assets)	$116,464	19.53%	$47,707	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$107,240	17.99%	$23,844	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$107,240	11.82%	$36,291	4.00%	N/A	N/A

North Valley Bank
As of March 31, 2012:
Total capital (to risk weighted assets)	$123,303	20.92%	$47,152	8.00%	$58,940	10.00%
Tier 1 capital (to risk weighted assets)	$115,836	19.65%	$23,580	4.00%	$35,370	6.00%
Tier 1 capital (to average assets)	$115,836	12.77%	$36,284	4.00%	$45,355	5.00%

As of December 31, 2011:
Total capital (to risk weighted assets)	$121,221	20.33%	$47,701	8.00%	$59,627	10.00%
Tier 1 capital (to risk weighted assets)	$113,666	19.06%	$23,854	4.00%	$35,782	6.00%
Tier 1 capital (to average assets)	$113,666	12.54%	$36,257	4.00%	$45,321	5.00%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. As of March 31, 2012, $31,961,000 was outstanding in the form of subordinated debt issued by the Company. Unused lines of credit with correspondent banks to provide federal funds of $10,000,000 as of March 31, 2012 were also available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank providing additional unused borrowing capacity of $322,758,000 secured by certain loans and investment securities as of March 31, 2012. The Company also has an unused line of credit with the Federal Reserve Bank of San Francisco of $6,486,000 secured by investment securities.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, Federal funds sold and available for sale investment securities) totaled $389,868,000 and $371,173,000 (or 42.67% and 41.02% of total assets) at March 31, 2012 and December 31, 2011, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $674,418,000 and $669,342,000 at March 31, 2012 and December 31, 2011, respectively.

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

This exposure to mismatch risk is managed by attempting to match the maturities and repricing opportunities of assets and liabilities. This may be done by varying the terms and conditions of the products that are offered to depositors and borrowers. For example, if many depositors want shorter-term certificates while most borrowers are requesting longer-term fixed rate loans, the Company will adjust the interest rates on the certificates and loans to try to match up demand for similar maturities. The Company can then partially fill in mismatches by purchasing securities or borrowing funds from the Federal Home Loan Bank with the appropriate maturity or repricing characteristics.

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

The hypothetical impact of sudden interest rate shocks applied to the Company’s asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base level) from various sudden rate changes. This exercise is valuable in identifying risk exposures. The results for the Company’s most recent simulation analysis indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of March 31, 2012.

For this simulation analysis, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has not been a material change in the Company’s market risk profile for the three months ended March 31, 2012 compared to December 31, 2011. Please see discussion under the caption “Interest Rate Sensitivity” on page 36.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2012. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed by the Company in its response to Item 1A of Part 1 of Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31	Rule 13a-14(a) / 15d-14(a) Certifications
32	Section 1350 Certifications
101.INS	XBRL Instance Document (furnished herewith)*
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*

*The interactive data files listed above shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH VALLEY BANCORP

(Registrant)

Date     May 11, 2012

By:

/s/ Michael J. Cushman
Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin R. Watson
Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)

