Form 10-Q
period 2012-06-30
NORTH VALLEY BANCORP
filed 2012-08-14
CIK 353191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2012.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Transition Period From______________to __________________

Commission file number 0-10652

NORTH VALLEY BANCORP
(Exact name of registrant as specified in its charter)

California	94-2751350
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

300 Park Marina Circle, Redding, CA	96001
(Address of principal executive offices)	(Zip code)

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

Common Stock – 6,835,192 shares as of August 10, 2012.

INDEX

NORTH VALLEY BANCORP AND SUBSIDIARIES

SIGNATURES	42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data) (Unaudited)
	June 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$19,037	$18,758
Federal funds sold	53,375	40,210
Total cash and cash equivalents	72,412	58,968

Time deposits at other financial institutions	1,960	1,959
Investment securities available-for-sale, at fair value	305,378	312,205
Investment securities held-to-maturity, at amortized cost	6	6

Loans	455,257	456,215
Less: Allowance for loan losses	(11,732)	(12,656)
Net loans	443,525	443,559

Premises and equipment, net	9,362	8,661
Accrued interest receivable	2,370	2,557
Other real estate owned	15,648	20,106
FHLB and FRB stock and other nonmarketable securities	8,313	8,044
Bank-owned life insurance policies	35,513	34,972
Core deposit intangibles, net	328	401
Other assets	13,296	13,528

TOTAL ASSETS	$908,111	$904,966

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$163,446	$167,506
Interest-bearing	599,825	598,733
Total deposits	763,271	766,239

Accrued interest payable and other liabilities	19,862	17,301
Subordinated debentures	31,961	31,961
Total liabilities	815,094	815,501

STOCKHOLDERS EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; no shares outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, no par value: authorized 60,000,000 shares; outstanding 6,833,752 at June 30, 2012 and December 31, 2011, respectively	98,374	98,285
Accumulated deficit	(8,549)	(10,290)
Accumulated other comprehensive income, net of tax	3,192	1,470
Total stockholders equity	93,017	89,465

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$908,111	$904,966

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(In thousands except per share data) (Unaudited)
	For the three months ended June 30,
	2012	2011
Interest income
Loans, including fees	$6,324	$7,394
Taxable securities	1,943	2,057
Tax exempt securities	136	152
Federal funds sold and repurchase agreements	17	7
Total interest income	8,420	9,610

Interest expense
Deposits	604	1,012
Subordinated debentures	487	439
Other borrowings	—	1
Total interest expense	1,091	1,452

Net interest income	7,329	8,158

Provision for loan losses	1,000	1,250

Net interest income after provision for loan losses	6,329	6,908

Noninterest income
Service charges on deposit accounts	1,136	1,172
Other fees and charges	1,321	1,158
Earnings on cash surrender value of life insurance policies	359	351
Gain on sale of loans, net	684	519
Gain on sales or calls of securities, net	968	—
Other	219	283
Total noninterest income	4,687	3,483

Noninterest expense
Salaries and employee benefits	5,051	4,475
Occupancy expense	620	700
Furniture and equipment expense	227	294
FDIC and state assessments	176	303
Other real estate owned expense	342	1,177
Other	2,812	2,786
Total noninterest expenses	9,228	9,735

Income before provision for income taxes	1,788	656

Provision for income taxes	527	137

Net income	$1,261	$519

Total other comprehensive income, net of tax	718	2,840

Comprehensive income	$1,979	$3,359

Per share amounts
Basic and diluted income per share	$0.18	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(In thousands except per share data) (Unaudited)
	For the six months ended June 30,
	2012	2011
Interest income
Loans, including fees	$12,794	$14,844
Taxable securities	3,910	3,851
Tax exempt securities	280	318
Federal funds sold and repurchase agreements	45	15
Total interest income	17,029	19,028

Interest expense
Deposits	1,338	2,094
Subordinated debentures	970	969
Other borrowings	—	1
Total interest expense	2,308	3,064

Net interest income	14,721	15,964

Provision for loan losses	1,400	2,250

Net interest income after provision for loan losses	13,321	13,714

Noninterest income
Service charges on deposit accounts	2,188	2,338
Other fees and charges	2,518	2,279
Earnings on cash surrender value of life insurance policies	683	681
Gain on sale of loans, net	1,089	775
Gain (loss) on sales or calls of securities, net	959	(10)
Other	509	573
Total noninterest income	7,946	6,636

Noninterest expense
Salaries and employee benefits	10,108	9,192
Occupancy expense	1,260	1,392
Furniture and equipment expense	472	590
FDIC and state assessments	489	746
Other real estate owned expense	976	1,629
Other	5,579	5,657
Total noninterest expenses	18,884	19,206

Income before provision for income taxes	2,383	1,144

Provision for income taxes	642	226

Net income	$1,741	$918

Total other comprehensive income, net of tax	1,722	3,191

Comprehensive income	$3,463	$4,109

Per share amounts
Basic and diluted income per share	$0.25	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands except per share data) (Unaudited)
	For the six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,741	$918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	537	626
Amortization of premium on securities, net	1,030	807
Amortization of core deposit intangible	73	72
Provision for loan losses	1,400	2,250
Net losses on sale and write-down of other real estate owned	749	1,246
Gain on sale of loans	(1,089)	(775)
(Gain) loss on sales or calls of securities	(959)	10
Loss on sale of premises and equipment	1	4
Stock-based compensation expense	89	60
Effect of changes in:
Accrued interest receivable	187	89
Other assets	(1,506)	(485)
Accrued interest payable and other liabilities	2,631	1,863
Net cash provided by operating activities	4,884	6,685

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of time deposits at other financial institutions	(1)	—
Purchases of available for sale securities	(95,172)	(50,302)
Proceeds from sales/calls of available for sale securities	78,439	6,000
Proceeds from maturities of available-for-sale securities	26,338	18,245
Purchases of FHLB and FRB stock and other securities	(269)	(903)
Net (increase) decrease in loans	(852)	25,750
Proceeds from sales of other real estate owned	4,284	4,513
Purchases of premises and equipment	(1,239)	(192)
Net cash provided by investing activities	11,528	3,111

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(2,968)	4,084
Net cash (used in) provided by financing activities	(2,968)	4,084

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,444	13,880
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,968	23,634
CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,412	$37,514

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$1,354	$2,078
Income taxes paid	$122	$—

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$575	$3,840

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2012.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries North Valley Bank, a California banking corporation (“NVB”) and North Valley Trading Company, a California corporation, which is inactive. Significant intercompany items and transactions have been eliminated in consolidation. The Company owns the common stock of four business trusts that have issued trust preferred securities fully and unconditionally guaranteed by the Company. North Valley Capital Trust I, North Valley Capital Trust II, North Valley Capital Trust III and North Valley Capital Statutory Trust IV are unconsolidated subsidiaries and have issued an aggregate of $31,961,000 in trust preferred securities, which are reflected as debt on the Company’s condensed consolidated balance sheets. On July 25, 2012, the Company redeemed, in full, the notes associated with North Valley Capital Trust I in the amount of $10,310,000.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair value were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2012
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$15,021	$120	$—	$15,141
Obligations of state and political subdivisions	11,890	634	—	12,524
Government sponsored agency mortgage-backed securities	262,602	7,344	(32)	269,914
Corporate debt securities	6,000	—	(1,328)	4,672
Equity securities	3,000	127	—	3,127
	$298,513	$8,225	$(1,360)	$305,378
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$6	$—	$—	$6

December 31, 2011
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$15,042	$192	$—	$15,234
Obligations of state and political subdivisions	13,811	696	(52)	14,455
Government sponsored agency mortgage-backed securities	270,337	5,212	(345)	275,204
Corporate debt securities	6,000	—	(1,768)	4,232
Equity securities	3,000	80	—	3,080
	$308,190	$6,180	$(2,165)	$312,205
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$6	$—	$—	$6

For the three months ended June 30, 2012 there were $968,000 gross realized gains on sales or calls of available for sale securities. For the three months ended June 30, 2011 there were no gross realized gains on sales or calls of available for sale securities. For the three months ended June 30, 2012 and 2011 there were no gross realized losses on sales or calls of securities categorized as available for sale securities. For the three months ended June 30, 2012 there were $76,989,000 in gross proceeds from sales or calls of available for sale securities. For the three months ended June 30, 2011 there were no gross proceeds from sales or calls of available for sale securities There were no sales or transfers of held to maturity securities for the three months ended June 30, 2012 and 2011. For the three months ended June 30, 2012 and 2011 there were no gross proceeds from maturities or calls of held to maturity securities.

For the six months ended June 30, 2012 there were $968,000 gross realized gains on sales or calls of available for sale securities. For the six months ended June 30, 2011 there were no gross realized gains on sales or calls of available for sale securities. For the six months ended June 30, 2012 and 2011 there were $9,000 and $10,000, respectively, in gross realized losses on sales or calls of securities categorized as available for sale securities. For the six months ended June 30, 2012 and 2011 there were $78,439,000 and $6,000,000, respectively, in gross proceeds from sales or calls of available for sale securities. There were no sales or transfers of held to maturity securities for the six months ended June 30, 2012 and 2011. For the six months ended June 30, 2012 and 2011 there were no gross proceeds from maturities or calls of held to maturity securities. Maturities of all investment securities are consistent with those reported in the December 31, 2011 Form 10-K.

At June 30, 2012 and December 31, 2011, securities having fair value amounts of approximately $295,364,000 and $302,852,000, respectively, were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract. Although the Company had no short-term borrowings at June 30, 2012 and December 31, 2011, the Company pledges most of its securities at the Federal Home Loan Bank (“FHLB”) to provide borrowing capacity. See “Liquidity” on page 39.

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

A summary of investments securities in an unrealized loss for less than twelve months and twelve months or longer is as follows (in thousands).

	As of June 30, 2012
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Description of Securities
Government sponsored agency mortgage-backed securities	$20,605	$(31)	$28	$(1)	$20,633	$(32)
Corporate debt securities	—	—	4,672	(1,328)	4,672	(1,328)
Total impaired securities	$20,605	$(31)	$4,700	$(1,329)	$25,305	$(1,360)

	As of December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Description of Securities
Obligations of states and political subdivisions	$714	$(4)	$572	$(48)	$1,286	$(52)
Government sponsored agency mortgage-backed securities	96,629	(336)	16,858	(9)	113,487	(345)
Corporate debt securities	—	—	4,232	(1,768)	4,232	(1,768)
Total impaired securities	$97,343	$(340)	$21,662	$(1,825)	$119,005	$(2,165)

As of June 30, 2012 and December 31, 2011, there were two corporate debt securities in a loss position for twelve months or more. There is a current active market for these securities and management believes that the unrealized losses on the Company’s investment in these corporate debt securities is due to the yield of the securities and is not attributable to changes in credit quality. The two corporate debt securities are each a $3,000,000 single-issuer trust preferred security issued by two separate large publicly-traded financial institutions. The securities are tied to the front-end of the yield curve, three-month LIBOR (a short-term interest rate), and have a spread over that. The Company does not intend to sell and does not believe it will be required to sell these securities and expects a full recovery of value. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012 or December 31, 2011.

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

NOTE 3 – LOANS

The Company originates loans for business, consumer and real estate activities. Such loans are concentrated in the Company’s market areas which consist of Yolo, Placer, Sonoma, Shasta, Humboldt, Mendocino, Trinity and Del Norte Counties and neighboring communities. Major classifications of loans were as follows (in thousands):

	June 30,	December 31,
	2012	2011
Commercial	$43,471	$46,160
Real estate - commercial	282,957	276,644
Real estate - construction	28,927	27,463
Real estate - mortgage	45,511	47,362
Installment	7,920	10,925
Other	46,687	47,965
Gross loans	455,473	456,519
Deferred loan fees, net	(216)	(304)
Allowance for loan losses	(11,732)	(12,656)
Total loans, net	$443,525	$443,559

Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB, FRB, and certain correspondent banks. Pledged loans totaled $126,493,000 and $137,528,000 at June 30, 2012 and December 31, 2011, respectively.

The Company did not recognize any interest income on impaired loans for the three and six month periods ending June 30, 2012 and the year ending December 31, 2011. The following table presents impaired loans and the related allowance for loan losses as of the dates indicated (in thousands):

	As of June 30, 2012			As of December 30, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no allocated allowance
Commercial	$—	$—	$—	$—	$—	$—
Real estate - commercial	5,758	6,035	—	1,502	1,556	—
Real estate - construction	3,069	3,113	—	4,128	4,153	—
Real estate - mortgage	660	751	—	643	751	—
Installment	136	147	—	70	75	—
Other	111	114	—	88	91	—
Subtotal	9,734	10,160	—	6,431	6,626	—

With allocated allowance
Commercial	1,113	1,117	240	1,788	1,849	450
Real estate - commercial	187	187	99	4,496	5,302	606
Real estate - construction	5,312	5,312	529	5,312	5,312	504
Real estate - mortgage	281	311	35	295	314	37
Installment	—	—	—	37	39	13
Other	—	—	—	—	—	—
Subtotal	6,893	6,927	903	11,928	12,816	1,610
Total Impaired Loans	$16,627	$17,087	$903	$18,359	$19,442	$1,610

The following table presents the average balance related to impaired loans for the period indicated (in thousands):

	Average Recorded Investment		Average Recorded Investment
	for the three months ended		for the six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Commercial	$1,143	$2,284	$1,173	$2,300
Real estate - commercial	5,989	10,166	6,119	10,211
Real estate - construction	8,388	4,257	8,394	4,260
Real estate - mortgage	950	1,153	964	1,157
Installment	140	23	144	23
Other	124	50	138	50
Total	$16,734	$17,933	$16,932	$18,001

Nonperforming loans include all such loans that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans are summarized as follows (in thousands):

	June 30,	December 31,
	2012	2011
Nonaccrual loans	$16,627	$18,359
Loans 90 days past due or more but still accruing interest	144	52
Total nonperforming loans	$16,771	$18,411

Nonaccrual loans to total gross loans	3.65%	4.02%
Nonperforming loans to total gross loans	3.68%	4.04%

If interest on nonaccrual loans had been accrued, such income would have approximated $357,000 and $735,000 for the six months ended June 30, 2012 and 2011, respectively.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of June 30, 2012
	Accruing Interest
	Current	30-89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual	Total

Commercial	$42,212	$146	$—	$1,113	$43,471
Real estate - commercial	276,774	94	144	5,945	282,957
Real estate - construction	20,546	—	—	8,381	28,927
Real estate - mortgage	44,315	255	—	941	45,511
Installment	7,695	89	—	136	7,920
Other	46,494	82	—	111	46,687
Total	$438,036	$666	$144	$16,627	$455,473

	As of December 31, 2011
	Accruing Interest
	Current	30-89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual	Total

Commercial	$44,325	$47	$—	$1,788	$46,160
Real estate - commercial	264,143	6,503	—	5,998	276,644
Real estate - construction	18,023	—	—	9,440	27,463
Real estate - mortgage	45,170	1,254	—	938	47,362
Installment	10,614	152	52	107	10,925
Other	47,877	—	—	88	47,965
Total	$430,152	$7,956	$52	$18,359	$456,519

During the period ending June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. The following table shows information related to Troubled Debt Restructurings for the periods indicated (in thousands):

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
	Non Accruing TDRs			Non Accruing TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	1	$1,076	$1,076	1	$1,076	$1,076
Real estate - commercial	2	$278	$278	2	$278	$278
Installment	1	$25	$25	2	$73	$73

At June 30, 2012, there were $203,000 in specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. There are no commitments to lend additional amounts at June 30, 2012 to customers with outstanding loans that are classified as troubled debt restructurings. There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year period ending June 30, 2012.

There were four loans with modifications involving a reduction of the stated interest rate. There was one modification involving an extension of the maturity date for six months. The recorded investment in five loans was reduced in the aggregate amount of $9,000 during the year.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The following table shows the changes in the allowance for loan losses were as follows (in thousands):

	For the three months ended June 30, 2012
	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Mortgage	Installment	Other	Unallocated	Total
Allowance for Loan Losses
Balance March 31, 2012	$1,376	$6,847	$1,350	$1,045	$154	$811	$691	$12,274
Charge-offs	(86)	(1,178)	(126)	(190)	(45)	(47)	—	(1,672)
Recoveries	14	2	37	36	41	—	—	130
Provisions for loan losses	(44)	915	126	34	(9)	4	(26)	1,000
Balance June 30, 2012	$1,260	$6,586	$1,387	$925	$141	$768	$665	$11,732

	For the three months ended June 30, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total
Allowance for Loan Losses
Balance March 31, 2011	$1,268	$8,987	$1,566	$919	$304	$755	$672	$14,471
Charge-offs	—	(796)	(197)	(81)	(124)	—	—	(1,198)
Recoveries	128	—	10	—	85	—	—	223
Provisions for loan losses	535	587	(40)	177	(14)	(10)	15	1,250
Balance June 30, 2011	$1,931	$8,778	$1,339	$1,015	$251	$745	$687	$14,746

	For the six months ended June 30, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total
Allowance for Loan Losses
Balance December 31, 2011	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656
Charge-offs	(206)	(1,617)	(330)	(190)	(142)	(72)	—	(2,557)
Recoveries	26	63	37	36	65	6	—	233
Provisions for loan losses	107	612	641	144	33	98	(235)	1,400
Balance June 30, 2012	$1,260	$6,586	$1,387	$925	$141	$768	$665	$11,732

	As of June 30, 2012
Reserve to impaired loans	$240	$99	$529	$35	$—	$—	$—	$903
Reserve to non-impaired loans	$1,020	$6,487	$858	$890	$141	$768	$665	$10,829

	For the six months ended June 30, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total
Allowance for Loan Losses
Balance December 31, 2010	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Charge-offs	(874)	(858)	(197)	(281)	(292)	(301)	—	(2,803)
Recoveries	138	—	10	—	158	—	—	306
Provisions for loan losses	1,150	1,197	(410)	340	46	380	(453)	2,250
Balance June 30, 2011	$1,931	$8,778	$1,339	$1,015	$251	$745	$687	$14,746

	As of June 30, 2011
Reserve to impaired loans	$835	$915	$—	$130	$—	$—	$—	$1,880
Reserve to non-impaired loans	$1,096	$7,863	$1,339	$885	$251	$745	$687	$12,866

	As of December 31, 2011
Reserve to impaired loans	$450	$606	$504	$37	$13	$—	$—	$1,610
Reserve to non-impaired loans	$883	$6,922	$535	$898	$172	$736	$900	$11,046

The following table shows the loan portfolio by segment as follows (in thousands):

Loans	As of June 30, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total
Total Loans	$43,471	$282,957	$28,927	$45,511	$7,920	$46,687	$455,473
Impaired Loans	$1,113	$5,945	$8,381	$941	$136	$111	$16,627
Non-impaired loans	$42,358	$277,012	$20,546	$44,570	$7,784	$46,576	$438,846

	As of December 31, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total

Total Loans	$46,160	$276,644	$27,463	$47,362	$10,925	$47,965	$456,519
Impaired Loans	$1,788	$5,998	$9,440	$938	$107	$88	$18,359
Non-impaired loans	$44,372	$270,646	$18,023	$46,424	$10,818	$47,877	$438,160

The following table shows the loan portfolio allocated by management’s internal risk ratings as defined in Footnote 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (in thousands):

	As of June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$41,779	$-	$1,692	$—	$43,471
Real estate - commercial	260,721	3,883	18,353	—	282,957
Real estate - construction	19,939	356	8,632	—	28,927
Real estate - mortgage	42,910	—	2,601	—	45,511
Installment	7,780	—	140	—	7,920
Other	46,404	—	283	—	46,687
Total	$419,533	$4,239	$31,701	$—	$455,473

	As of December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$39,319	$3,067	$3,774	$—	$46,160
Real estate - commercial	248,696	5,055	22,893	—	276,644
Real estate - construction	17,624	167	9,672	—	27,463
Real estate - mortgage	43,760	886	2,716	—	47,362
Installment	10,702	—	223	—	10,925
Other	47,638	—	327	—	47,965
Total	$407,739	$9,175	$39,605	$—	$456,519

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in the loan portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan loss experience, and the Company’s underwriting policies. During the quarter ended June 30, 2012, the Company extended the loss look back period from two years to three years to expand the data range for historical loss factors. The allowance for loan losses is maintained at an amount management considers adequate to cover the probable losses in loans receivable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. The Company also engages a third party credit review consultant to analyze the Company’s loan loss adequacy each calendar quarter. In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

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

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, NVB’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet and was $183,000 and $161,000, as of June 30, 2012 and December 31, 2011, respectively.

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

NOTE 5 – OTHER REAL ESTATE OWNED

The Company had $15,648,000 and $20,106,000 in other real estate owned (“OREO”) at June 30, 2012 and December 31, 2011, respectively. Below is a table with details of the changes in OREO (in thousands):

	June 30,	December 31,
	2012	2011
Beginning balance	$20,106	$25,784
Properties transferred in	575	10,454
Sales of property	(4,284)	(12,036)
Loss on sale or writedown of property	(749)	(4,096)
Total	$15,648	$20,106

The following table presents the components of other real estate owned expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Operating expenses	$72	$297	$227	$383
Provision for losses	165	920	561	1,431
Net, loss(gain) on disposal	105	(40)	188	(185)
Total other real estate owned expense	$342	$1,177	$976	$1,629

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

The Indentures provide generally that the payment of interest is deferrable, at the option of the Company, for up to 20 consecutive quarters (or 10 consecutive semi-annual periods). Nonpayment of interest for more than 20 consecutive quarters (or 10 semi-annual periods) is an event of default pursuant to which the payment of principal and interest may be accelerated by the Indenture Trustee. As of June 30, 2012, the Company had deferred the payment of interest for a total of eleven consecutive quarters.

This series of deferrals of interest represent the first time that the Company has deferred payment of interest on the Debentures. The obligation to pay interest on the Debentures is cumulative and will continue to accrue, currently at a fixed rate of 10.25% on the 2031 Debentures, variable rate of 3.72% on the 2033 Debentures, variable rate of 3.27% on the 2034 Debentures and a variable rate of 1.80%, on the 2036 Debentures. Interest is generally set at variable rates based on the three-month LIBOR, reset and payable quarterly, plus 3.25% for the 2033 Debentures, plus 2.80% for the 2034 Debentures and plus 1.33% for the 2036 Debentures. As of June 30, 2012 and December 31, 2011, the amount of accrued interest payable on the Debentures was $5,854,000 and $4,854,000, respectively. Subject to regulatory approval, the Company may redeem some or all of the debentures earlier than their maturity dates.

On May 29, 2012, the Company received approval from the Federal Reserve Bank of San Francisco and on May 9, 2012, the Company received approval from the California Department of Financial Institutions to pay all deferred interest on its junior subordinated notes underlying its trust preferred securities in the amount of $5,854,000 and to fully redeem its North Valley Capital Trust I notes in the amount of $10,310,000, bearing an interest rate of 10.25%. On July 23, 2012, the Company paid all deferred interest on its junior subordinated notes and on July 25, 2012, it redeemed, in full, the notes associated with North Valley Capital Trust I.

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

Net deferred tax assets totaled $9,525,000 and $10,721,000 at June 30, 2012 and December 31, 2011, respectively. The Company evaluates deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results. For purposes of establishing a deferred tax valuation allowance, the Company considers its inability to meet its financial goals in years 2011 and 2010, and its pre-tax loss in the prior year as significant, objective evidence that the Company may not be able to realize some portion of its deferred tax assets in the future. Higher than expected OREO expenses in 2011 and 2010 provided further evidence that some of the tax benefits had not met the “more likely than not” standard and may not be realized. Management also considered available tax planning strategies, the scheduled reversal of deferred tax assets and liabilities, and the nature and amount of historical and projected future taxable income that provide positive evidence that some of the tax benefits will be realizable. Accordingly, the Company established a partial valuation allowance in 2010 of $4,500,000 to reflect the portion of the deferred tax assets that the Company determined to be more likely than not that it will not be realized. During the quarter ended December 31, 2011, the Company reversed the Federal portion of its valuation allowance in the amount of $223,000, and at June 30, 2012 had a remaining valuation allowance of $4,277,000.

NOTE 8 - PENSION PLAN BENEFITS

The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Total contributions paid were $63,000 for the three months ended June 30, 2012 and 2011. Effective October 1, 2009, the Company entered into an agreement to “freeze” the vested benefits under the North Valley Bancorp Salary Continuation Plan (amended and restated effective January 1, 2007) with each active officer currently participating in the Plan. Each agreement provided that vested accrued benefits under the Plan would remain fixed at the amount determined as of September 30, 2009 until such time as the Board of Directors might elect to recommence accruals. On July 28, 2011, the Board of Directors determined that Plan accruals should recommence, with retroactive effect to September 30, 2009. Components of net periodic benefit cost for the Company’s supplemental nonqualified defined benefit plans for the three and six months ended June 30, 2012 and 2011 are presented in the following tables (in thousands):

	Three months ended June 30,		Six months ended June 30,
Components of net periodic benefits cost:	2012	2011	2012	2011
Service cost	$151	$—	$301	$—
Interest cost	83	76	167	152
Prior service amortization	24	8	49	16
Recognized net actuarial loss	10	4	20	8
Total components of net periodic cost	$268	$88	$537	$176

	June 30,	December 31,
	2012	2011

Total Liability of Pension Plan Benefits	$7,740	$7,397

NOTE 9 – STOCK-BASED COMPENSATION

Stock Option Plans

At June 30, 2012, the Company had two shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan. A total of 480,050 shares were authorized under all plans at June 30, 2012. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. As provided in the 1998 Employee Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. Pursuant to the 1998 Employee Stock Incentive Plan there were outstanding options to purchase 66,759 shares of Common Stock at June 30, 2012. The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs. Under the 2008 Stock Incentive Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under all plans, options may be exercised over a ten year term. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted after the fourth quarter in 2008 the vesting period is five years. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. The shares of Common Stock authorized to be granted as options under the 2008 Stock Incentive Plan consist 413,291 shares of Common Stock reserved for issuance under the terms of the 2008 Stock Incentive Plan, consisting of 189,526 shares to be issued upon the exercise of options granted and still outstanding as of that date, 2,700 shares issued as stock awards and 221,065 shares reserved for future stock option grants and director stock awards at June 30, 2012. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Each outside director of the Company shall also be eligible to receive a stock award of 180 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. Each stock award shall be fully vested when granted to the outside director. The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors. Outstanding options under the plans are exercisable until their expiration.

Stock-based Compensation

There were 2,500 and 77,908 options granted for the three and six month periods ended June 30, 2012. There were no options granted in the three month period ended June 30, 2011 and there were 1,000 options granted in the six month period ended June 30, 2011. For the three month periods ended June 30, 2012 and 2011, the compensation cost recognized for share based compensation was $49,000 and $29,000, respectively.  For the six month periods ended June 30, 2012 and 2011, the compensation cost recognized for share based compensation was $89,000 and $60,000, respectively. At June 30, 2012, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $821,000. This cost is expected to be amortized on a straight-line basis over a weighted average period of approximately 4.3 years and will be adjusted for subsequent changes in estimated forfeitures. The weighted average grant date fair value of options granted for the three and six month periods ended June 30, 2012 was $7.08 and 6.28, respectively, based on the following assumptions used in a Black-Scholes Merton model.

	For three months ended	For six months ended
	June 30, 2012	June 30, 2012

Weighted average grant date fair value per share of options granted	$7.08	$6.28
Significant weighted average assumptions used in calculating fair value:
Expected term	6.61 years	6.49 years
Expected annual volatility	58.1%	58.5%
Expected annual dividend yield	N/A	N/A
Risk-free interest rate	1.38%	1.40%

A summary of outstanding stock options follows:

			Weighted
		Weighted	Average
		Average	Remaining	Exercise	Aggregate
		Exercise	Contractual	Price	Intrinsic
	Shares	Price	Term	Range	Value ($000)

Outstanding at January 1, 2012	184,070	$38.55	7 years	$8.99-$103.10	$185

Granted	77,908	$11.13		$9.97-$12.53	$161
Exercised	—	—		—	$—
Expired or Forfeited	(5,693)	$44.30		$8.99-$103.10	$4

Outstanding at June 30, 2012	256,285	$30.08	7 years	$9.97-$103.10	$342
Fully vested and exercisable at June 30, 2012	94,724	$60.46	4 years	$17.85-$103.10	$—
Options expected to vest	161,561	$12.28	9 years	$9.97-$23.95	$342

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of June 30, 2012. There were no options exercised during the six months ended June 30, 2012 and 2011.

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. Diluted EPS are not presented when a net loss occurs because the conversion of potential common stock is antidilutive. Earnings per share are retroactively adjusted for stock dividends and stock splits for all periods presented. Stock options for 256,285 and 121,757 shares of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2012 and 2011, respectively, because they were anti-dilutive. The weighted average common shares outstanding used in the calculation of earnings per share totaled 6,833,752 and 6,832,492 for the periods ending June 30, 2012 and 2011, respectively. There was no difference in the denominator used in the calculation of basic earnings per share and diluted earnings per share in 2012 and 2011.

NOTE 11 – OTHER COMPREHENSIVE INCOME

At June 30, 2012 and 2011, the Company’s other comprehensive income components were as follows (in thousands):

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income:
Unrealized holding gains	$2,114	$(866)	$1,248	$4,815	$(1,975)	$2,840
Less: reclassification adjustment for
realized losses included in net income	968	(397)	571	—	—	—
Other comprehensive income on investment securities	1,146	(469)	677	4,815	(1,975)	2,840
Adjustment on pension plan	70	(29)	41	—	—	—
Total other comprehensive income	$1,216	$(498)	$718	$4,815	$(1,975)	$2,840

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income:
Unrealized holding gains	$3,809	$(1,562)	$2,247	$5,398	$(2,213)	$3,185
Less: reclassification adjustment for
realized losses included in net income	959	(393)	566	(10)	4	(6)
Other comprehensive income on investment
securities	2,850	(1,169)	1,681	5,408	(2,217)	3,191
Adjustment on pension plan	70	(29)	41	—	—	—
Total other comprehensive income	$2,920	$(1,198)	$1,722	$5,408	$(2,217)	$3,191

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position, results of its operations or its cash flows.

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $4,581,000 and $4,946,000 at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, commercial and consumer lines of credit and real estate loans of approximately $42,961,000 and $41,383,000, respectively, were undisbursed. At December 31, 2011, commercial and consumer lines of credit and real estate loans of approximately $45,033,000 and $41,077,000, respectively, were undisbursed.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to real estate projects and inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Most of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2012 and December 31, 2011. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. At June 30, 2012, the Company had a reserve for unfunded commitments of $183,000.

A large portion of the loan portfolio of the Company is collateralized by real estate. At June 30, 2012 and December 31, 2011, real estate served as the principal source of collateral with respect to approximately 78% of the Company’s loan portfolio. At June 30, 2012, real estate construction loans totaled $28,927,000, or 6% of the total loan portfolio, commercial loans secured by real estate totaled $282,957,000, or 62% of the total loan portfolio, and real estate mortgage loans totaled $45,511,000, or 10% of the total loan portfolio. A further decline in the state and national economy, in general, combined with further deterioration in real estate values in the Company’s primary operating market areas, would have an adverse effect on the value of real estate as well as other collateral securing loans, plus the ability of certain borrowers to repay their outstanding loans and the overall demand for new loans, and this could have a material impact on the Company’s financial position, results of operations or its cash flows.

NOTE 13 – FAIR VALUE MEASUREMENTS

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Quoted prices in active markets for identical assets (Level 1): Inputs that are quoted unadjusted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An active market for the asset is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

●	Significant other observable inputs (Level 2): Inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity including quoted prices for similar assets or liabilities, quoted prices for securities in inactive markets and inputs derived principally from, or corroborated by, observable market data by correlation or other means.

●	Significant unobservable inputs (Level 3): Inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents assets measured at fair value on a recurring basis (in thousands).

	As of June 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$15,141	$—	$15,141	$—
Obligations of state and political subdivisions	12,524	—	12,524	—
Government sponsored agency mortgage-backed securities	269,914	—	269,914	—
Corporate debt securities	4,672	—	4,672	—
Equity securities	3,127	—	3,127	—
	$305,378	$—	$305,378	$—

	At December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$15,234	$—	$15,234	$—
Obligations of state and political subdivisions	14,455	—	14,455	—
Government sponsored agency mortgage-backed securities	275,204	—	275,204	—
Corporate debt securities	4,232	—	4,232	—
Equity securities	3,080	—	3,080	—
	$312,205	$—	$312,205	$—

Fair values for available-for-sale investment securities are based on quoted market prices for similar securities at June 30, 2012 and December 31, 2011. During the quarter ended June 30, 2012, there were no transfers between Levels 1 and 2.

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

					Total Losses/(Gains)
	As of June 30, 2012				For three months ended		For six months ended
	Fair Value	Level 1	Level 2	Level 3	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Impaired loans:
Real estate - commercial	$1,380	$—	$—	$1,380	$1,278	$887	$1,457	$1,335
Real estate - construction	839	—	—	839	9	—	25	19
Real estate - mortgage	416	—	—	416	70	75	70	130
OREO:
Real estate - commercial	—	—	—	—	—	74	—	283
Real estate - construction	1,150	—	—	1,150	87	187	133	605
Real estate - mortgage	303	—	—	303	77	37	152	31
Total assets measured at fair value on a nonrecurring basis	$4,088	$—	$—	$4,088	$1,521	$1,260	$1,837	$2,403

					Total Losses
	As of December 31, 2011				Twelve months ended
	Fair Value	Level 1	Level 2	Level 3	December 31, 2011
Impaired loans:
Commercial	$1,338	$—	$—	$1,338	$324
Real estate - commercial	4,811	—	—	4,811	1,138
Real estate - construction	5,223	—	—	5,223	504
Real estate - mortgage	268	—	—	268	37
Installment	37	—	—	37	13
OREO:
Real estate - commercial	1,270	—	—	1,270	253
Real estate - construction	14,575	—	—	14,575	2,645
Real estate - mortgage	1,276	—	—	1,276	34
Total assets measured at fair value on a nonrecurring basis	$28,798	$—	$—	$28,798	$4,948

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012 (in thousands)

	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

Impaired loans:
Real estate - commercial	$1,380	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
Real estate - construction	839	Comparable sales approach	Discount adjustment for differences between comparable sales	2% to 3% (3%)
Real estate - mortgage	416	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
OREO:
Real estate - construction	1,150	Comparable sales approach	Discount adjustment for differences between comparable sales	0% to 6% (6%)
Real estate - mortgage	303	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)

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

The following assumptions were used as of June 30, 2012 and December 31, 2011 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

a)	Cash and Due From Banks - The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

b)	Federal Funds Sold - The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

c)	Time Deposits at Other Financial Institutions - The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

d)	FHLB, FRB Stock and Other Securities - It was not practicable to determine the fair value of FHLB or FRB stock due to the restrictions placed on its transferability.

e)	Investment Securities – The fair value of investment securities are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Available-for-sale securities are carried at fair value.

f)	Loans - Commercial loans, residential mortgages, construction loans and direct financing leases are segmented by fixed and adjustable rate interest terms, by maturity, and by performing and nonperforming categories.

The fair values of performing loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

The fair value of nonperforming loans is estimated by discounting estimated future cash flows using current interest rates with an additional risk adjustment reflecting the individual characteristics of the loans, or using the fair value of underlying collateral for collateral dependent loans as a practical expedient.

g)	Deposits – The fair values disclosed for noninterest-bearing and interest-bearing demand deposits and savings and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. Fair values for certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

h)	Subordinated Debentures - The fair values of the Company’s subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

i)	Commitments to Fund Loans/Standby Letters of Credit - The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The differences between the carrying value of commitments to fund loans or standby letters of credit and their fair value are not significant and therefore not included in the following table.

j)	Accrued Interest Receivable/Payable – The carrying amounts of accrued interest approximate fair value and therefore follow the same classification as the related asset or liability.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

		Fair Value Measurements at June 30, 2012 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$19,037	$19,037	$—	$—	$19,037
Federal funds sold	53,375	53,375	—	—	53,375
Time deposits at other financial institutions	1,960	1,960	—	—	1,960
FHLB, FRB and other securities	8,313	—	—	—	N/A

Securities:
Available-for-sale	305,378	—	305,378	—	305,378
Held-to-maturity	6	—	6	—	6
Loans	443,525	—	—	461,284	461,284
Accrued interest receivable	2,370	—	1,036	1,334	2,370

FINANCIAL LIABILITIES
Deposits:
Nonmaturity deposits	$567,989	$567,989	$—	$—	$567,989
Time deposits	195,282	—	195,914	—	195,914
Subordinated debentures	31,961	—	—	22,899	22,899
Accrued interest payable	5,952	8	90	5,854	5,952

	December 31, 2011
	Carrying	Fair
	Amount	Value
FINANCIAL ASSETS
Cash and due from banks	$18,758	$18,758
Federal funds sold	40,210	40,210
Time deposits at other financial institutions	1,959	1,959
FHLB, FRB and other securities	8,044	N/A
Securities:
Available-for-sale	312,205	312,205
Held-to-maturity	6	6
Loans	443,559	461,205
Accrued interest receivable	2,557	2,557

FINANCIAL LIABILITIES
Deposits	$766,239	$767,487
Subordinated debentures	31,961	21,420
Accrued interest payable	4,998	4,998

NOTE 14 – NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 15 – SUBSEQUENT EVENTS

In addition to the redemption of the notes associated with North Valley Capital Trust I as discussed above, subsequent to June 30, 2012 the Board of Directors of the Company approved the filing of applications to consolidate two of its branches, subject to regulatory approval. The applications were filed with the Company’s regulators on July 30, 2012.

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

Share Based Compensation. At June 30, 2012, the Company had two stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan, which are described more fully in Note 9 to the Notes to Condensed Consolidated Financial Statements. Compensation cost is recognized on all share-based payments over the requisite service periods of the awards based on the grant-date fair value of the options determined using the Black-Scholes-Merton based option valuation model. Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. For further information on the computation of the fair value of share-based payments, see Note 9 to the Notes to Condensed Consolidated Financial Statements in Item I above.

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

The Company evaluates deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results. The Company is required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. Future adjustments to the deferred tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of net deferred tax assets. The realization of deferred tax assets ultimately depends on the existence of sufficient taxable income in the carry back and carries forward periods under the tax law. Due to the Company’s cumulative tax losses in 2009 and 2010, it was determined to establish a partial valuation allowance in 2010 of $4,500,000 to reflect the portion of the deferred tax assets that the Company determined to be more likely than not that it will not be realized. During the quarter ended December 31, 2011, the Company reversed the Federal portion of its valuation allowance in the amount of $223,000, and at June 30, 2012 had a remaining valuation allowance of $4,277,000.

Business Organization

North Valley Bancorp (the “Company”) is a California corporation and a bank holding company for North Valley Bank, a California state-chartered, Federal Reserve member bank (“NVB”). NVB operates out of its main office located at 300 Park Marina Circle, Redding, California 96001, with twenty-four branches, including two supermarket branches in eight counties in Northern California. On July 26, 2012, the Board of Directors of the Company approved the filing of applications to consolidate two if its branches, subject to regulatory approval. The applications were filed with the Company’s regulators on July 30, 2012. The Company views its service area as having four distinct markets: the Redding market, the Coastal market, the I-80 Corridor market and the Santa Rosa market.

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

Overview

Financial Results

(in thousands except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net interest income	$7,329	$8,158	$14,721	$15,964
Provision for loan losses	1,000	1,250	1,400	2,250
Noninterest income	4,687	3,483	7,946	6,636
Noninterest expense	9,228	9,735	18,884	19,206
Provision for income taxes	527	137	642	226
Net income	$1,261	$519	$1,741	$918

Per Share Amounts
Basic and Diluted Income Per Share	$0.18	$0.08	$0.25	$0.13

Annualized Return on Average Assets	0.56%	0.23%	0.38%	0.21%
Annualized Return on Average Equity	5.47%	2.42%	3.81%	2.17%

The Company had net income of $1,261,000, or $0.18 per diluted share, and $1,741,000, or $0.25 per diluted share for the three and six months ended June 30, 2012, respectively. This compares to net income of $519,000, or $0.08 per diluted share, and $918,000, or $0.13 per diluted share for the three and six months ended June 30, 2011. The net income for three and six months ended June 30, 2012 compared to the net income for three and six months ended June 30, 2011 was primarily attributed to gains on sale of securities and an increase in gains on real estate loans. Noninterest expense decreased for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 due to other real estate owned expense and FDIC assessment decreases offset by higher salaries and benefit costs.

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

Results of Operation

Net Interest Income and Net Interest Margin (fully taxable equivalent basis)

Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $70,000 and $78,000 in taxable-equivalent interest income on tax-free investments for the three month periods ended June 30, 2012 and 2011, respectively.

Net interest income for the three months ended June 30, 2012 was $7,399,000, an $837,000, or 10.2%, decrease from net interest income of $8,236,000 for the same period in 2011. Interest income decreased $1,198,000, or 12.4%, to $8,490,000 for the three month period ended June 30, 2012 due primarily to a decrease in average loans. The Company had foregone interest income for the loans placed on nonaccrual status of $203,000 during the three months ended June 30, 2012 compared to $476,000 for the same period in 2011. The average loans outstanding during the three months ended June 30, 2012 decreased $43,321,000, or 8.8%, to $449,215,000. This lower loan volume decreased interest income by $652,000. The average yield earned on the loan portfolio decreased 37 basis points to 5.65% for the three months ended June 30, 2012. This decrease in yield decreased interest income by $418,000. The total decrease in interest income from the loan portfolio was $1,070,000. The average balance of the investment portfolio increased $34,411,000, or 11.5%, which accounted for a $231,000 increase in interest income and a decrease in average yield of the investment portfolio of 49 basis points reduced interest income by $369,000.

Interest expense for the three months ended June 30, 2012 decreased $361,000, or 24.9%, to $1,091,000 compared to the same period in 2011. The largest decrease to interest expense was in time deposit accounts which decreased $11,934,000 as the average rates paid on these accounts decreased 36 basis points to 0.88% and reduced interest expense by $181,000 while a decrease in the average balances of these accounts decreased interest expense by $37,000. The average rate paid on savings and money market accounts decreased 25 basis points to 0.23% for the three month period ended June 30, 2012 compared to 0.48% for the same period in 2011, resulting in a decrease in interest expense of $144,000. This decrease was offset partially by higher average balances in transaction accounts of $15,266,000, resulting in a $7,000 increase in interest expense. On July 25, 2012, the Company redeemed, in full, its North Valley Capital Trust I, in the amount of $10,310,000, bearing an interest rate of 10.25%. The Company expects this redemption to decrease interest expense by approximately $264,000 per quarter (due to the redemption occurring twenty-four days into July, interest expense will only decrease approximately $197,000 in the third quarter of 2012).

The net interest margin for the three months ended June 30, 2012 decreased 45 basis points to 3.67% from 4.12% for the same period in 2011 and a 6 basis point increase from the 3.61% net interest margin for the linked quarter ended March 31, 2012.

The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates

(Dollars in thousands)

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$27,049	0.25%	$17	$11,634	0.24%	$7
Investment securities:
Taxable	320,264	2.43%	1,943	283,680	2.91%	2,057
Tax exempt (1)	12,229	6.76%	206	14,402	6.41%	230
Total investments	332,493	2.59%	2,149	298,082	3.08%	2,287
Loans (2)(3)	449,215	5.65%	6,324	492,536	6.02%	7,394
Total earning assets	808,757	4.21%	8,490	802,252	4.84%	9,688

Nonearning assets	111,090			107,208
Allowance for loan losses	(12,098)			(14,997)
Total nonearning assets	98,992			92,211

Total assets	$907,749			$894,463

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Transaction accounts	$179,726	0.08%	$34	$164,460	0.19%	$79
Savings and money market	222,669	0.23%	125	223,483	0.48%	270
Time certificates	202,415	0.88%	445	214,349	1.24%	663
Other borrowed funds	31,961	6.11%	487	32,166	5.49%	440
Total interest bearing liabilities	636,771	0.69%	1,091	634,458	0.92%	1,452
Demand deposits	157,268			156,265
Other liabilities	21,299			17,828
Total liabilities	815,338			808,551
Stockholders’ equity	92,411			85,912
Total liabilities and stockholders’ equity	$907,749			$894,463
Net interest income			$7,399			$8,236
Net interest spread		3.52%			3.92%
Net interest margin		3.67%			4.12%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2)	Loans on nonaccrual status have been included in the computations of averages balances.
(3)	Includes loan fees of $89 and $95 for the three months ended June 30, 2012 and 2011, respectively.

Net interest income for the six months ended June 30, 2012 was $14,865,000, a $1,262,000, or 7.8%, decrease from net interest income of $16,127,000 for the same period in 2011. Interest income decreased $2,018,000, or 10.5%, to $17,173,000 for the six month period ended June 30, 2012 due primarily to a decrease in average loans. The Company had foregone interest income for the loans placed on nonaccrual status of $357,000 during the six months ended June 30, 2012 compared to $735,000 for the same period in 2011. The average loans outstanding during the six months ended June 30, 2012 decreased $47,109,000, or 9.5%, to $450,347,000. This lower loan volume decreased interest income by $1,418,000. The average yield earned on the loan portfolio decreased 32 basis points to 5.70% for the six months ended June 30, 2012. This decrease in yield decreased interest income by $632,000. The total decrease in interest income from the loan portfolio was $2,050,000. The average balance of the investment portfolio increased $39,205,000, or 13.4%, which accounted for a $514,000 increase in interest income and a decrease in average yield of the investment portfolio of 37 basis points reduced interest income by $512,000.

Interest expense for the six months ended June 30, 2012 decreased $756,000, or 24.7%, to $2,308,000 compared to the same period in 2011. The largest decrease in interest expense was in time deposit accounts which decreased $11,600,000 as the average rates paid on these accounts decreased 34 basis points to .95% and reduced interest expense by $346,000 while a decrease in the average balances of these accounts decreased interest expense by $75,000. The average rate paid on savings and money market accounts decreased 24 basis points to 0.24% for the six month period ended June 30, 2012 compared to 0.48% for the same period in 2011, resulting in a decrease to interest expense of $261,000. This decrease was offset partially by higher average balances in transaction accounts of $14,962,000, resulting in a $14,000 increase in interest expense.

The net interest margin for the six months ended June 30, 2012 decreased 41 basis points to 3.64% from 4.05% for the same period in 2011. The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated (these items have been adjusted to give effect to $144,000 and $163,000 in taxable-equivalent interest income on tax-free investments for the six month periods ended June 30, 2012 and 2011, respectively):

Schedule of Average Daily Balance and Average Yields and Rates

(Dollars in thousands)

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$38,000	0.24%	$45	$12,915	0.23%	$15
Investment securities:
Taxable	318,520	2.46%	3,910	277,542	2.80%	3,852
Tax exempt (1)	12,607	6.74%	424	14,380	6.73%	480
Total investments	331,127	2.62%	4,334	291,922	2.99%	4,332
Loans (2)(3)	450,347	5.70%	12,794	497,456	6.02%	14,844
Total earning assets	819,474	4.20%	17,173	802,293	4.82%	19,191

Nonearning assets	104,851			106,907
Allowance for loan losses	(12,363)			(14,817)
Total nonearning assets	92,488			92,090

Total assets	$911,962			$894,383

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Transaction accounts	$177,863	0.09%	$81	$162,901	0.19%	$157
Savings and money market	221,199	0.24%	270	220,525	0.48%	529
Time certificates	207,657	0.95%	987	219,257	1.29%	1,408
Other borrowed funds	31,961	6.09%	970	32,064	6.10%	970
Total interest bearing liabilities	638,680	0.72%	2,308	634,747	0.97%	3,064
Demand deposits	157,826			155,881
Other liabilities	23,888			18,385
Total liabilities	820,394			809,013
Stockholders’ equity	91,568			85,370
Total liabilities and stockholders’ equity	$911,962			$894,383
Net interest income			$14,865			$16,127
Net interest spread		3.48%			3.85%
Net interest margin		3.64%			4.05%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2)	Loans on nonaccrual status have been included in the computations of averages balances.
(3)	Includes loan fees of $127 and $155 for the six months ended June 30, 2012 and 2011, respectively.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate
(Dollars in thousands)	Three months ended June 30, 2012			Six months ended June 30, 2012
	compared with			compared with
	Three months ended June 30, 2011			Six months ended June 30, 2011
	Average Volume	Average Yield/Rate	Total Increase (Decrease)	Average Volume	Average Yield/Rate	Total Increase (Decrease)
Interest Income
Interest on Federal funds sold	$9	$1	$10	$29	$1	$30
Interest on investments:				—	—	—
Taxable securities	266	(380)	(114)	574	(516)	58
Tax exempt securities (1)	(35)	11	(24)	(60)	4	(56)
Total investments	231	(369)	(138)	514	(512)	2
Interest on loans	(652)	(418)	(1,070)	(1,418)	(632)	(2,050)
Total interest income	(412)	(786)	(1,198)	(875)	(1,143)	(2,018)

Interest Expense
Transaction accounts	$7	$(52)	$(45)	$14	$(90)	$(76)
Savings and money market	(1)	(144)	(145)	2	(261)	(259)
Time deposits	(37)	(181)	(218)	(75)	(346)	(421)
Other borrowed funds	(3)	50	47	(3)	3	—
Total interest expense	(34)	(327)	(361)	(62)	(694)	(756)

Total change in net interest income	$(378)	$(459)	$(837)	$(813)	$(449)	$(1,262)

(1) Taxable equivalent

Provision for Loan Losses

The provision for loan losses reflects changes in the credit quality of the entire loan portfolio. The provision for loan losses is recorded to bring the allowance for loan losses and the reserve for unfunded commitments to amounts considered appropriate by management based on factors which are discussed under “Allowance for Loan Losses” starting on page 36.

The Company recorded provisions for loan losses of $1,000,000 and $1,400,000 for the three and six months ended June 30, 2012, respectively, compared to provisions for loan losses of $1,250,000 and $2,250,000 for the three and six months ended June 30, 2011, respectively. The process for determining allowance adequacy and the resultant provision for loan losses includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic environment and activity. The decision to record the $1,400,000 provision for the six months ended June 30, 2012 reflects management’s assessment of the overall adequacy of the allowance for loan losses including the consideration of the level of nonperforming loans and the overall effect of the slowing economy, particularly in real estate. Management believes that the current level of allowance for loan losses as of June 30, 2012 of $11,732,000, or 2.6% of total loans, is adequate at this time. The allowance for loan losses was $12,656,000, or 2.8% of total loans, at December 31, 2011. For further information regarding our allowance for loan losses, see “Allowance for Loan Losses” starting on page 36.

Noninterest Income

The following table is a summary of the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service charges on deposit accounts	$1,136	$1,172	$2,188	$2,338
Other fees and charges	1,321	1,158	2,518	2,279
Increase in cash value of life insurance	359	351	683	681
Gain on sale of loans	684	519	1,089	775
Gain on sales or calls of securities, net	968	—	959	(10)
Other	219	283	509	573
Total	$4,687	$3,483	$7,946	$6,636

Noninterest income for the quarter ended June 30, 2012 increased $1,204,000, or 34.6%, to $4,687,000 compared to $3,483,000 for the same period in 2011. The increase was primarily attributed to gain on sale of securities of $968,000. Service charges on deposits decreased by $36,000 to $1,136,000 for the second quarter of 2012 compared to $1,172,000 for the same period in 2011. All other sources of fees and charges increased by $163,000 to $1,321,000 for the second quarter of 2012 compared to $1,158,000 for the second quarter of 2011. The Company had a $684,000 gain on sale of loans for the quarter ended June 30, 2012, an increase of $165,000 compared to $519,000 for the same period in 2011. Of the $684,000 gain on sale of loans for the second quarter of 2012, the sale of mortgage loans was $621,000 and the sale of SBA loans was $63,000 compared to the sale of mortgage loans of $51,000 and the sale of SBA loans of $468,000 for the second quarter of 2011.

Noninterest income for the six months ended June 30, 2012 increased $1,310,000, or 19.7%, to $7,946,000 compared to $6,636,000 for the same period in 2011. The increase was primarily attributed to gain on sale of securities of $959,000. Service charges on deposits decreased by $150,000 to $2,188,000 for the period ended June 30, 2012 compared to $2,338,000 for the same period in 2011. All other sources of fees and charges increased by $239,000 to $2,518,000 for the period ended June 30, 2012 compared to $2,279,000 for the same period of 2011. The Company had a $1,089,000 gain on sale of loans for the period ended June 30, 2012, an increase of $314,000 compared to $775,000 for the same period in 2011. Of the $1,089,000 gain on sale of loans for the period ended June 30, 2012, the sale of mortgage loans was $983,000 and the sale of SBA loans was $106,000 compared to the sale of mortgage loans of $95,000 and the sale of SBA loans of $680,000 for the same period in 2011.

Noninterest Expense

The following table is a summary of the Company’s noninterest expense for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Salaries and employee benefits	$5,051	$4,475	$10,108	$9,192
Occupancy expense	620	700	1,260	1,392
Other real estate owned expense	342	1,177	976	1,629
Data processing	632	534	1,249	1,209
FDIC and state assessments	176	303	489	746
Professional services	334	283	621	608
ATM and on-line banking	211	295	461	583
Furniture and equipment expense	227	294	472	590
Marketing expense	138	173	333	292
Director expense	160	114	298	216
Loan expense	217	99	345	224
Printing and supplies	116	148	240	271
Postage	123	131	244	289
Operations expense	123	167	240	309
Messenger	115	155	228	300
Amortization of intangibles	37	37	73	73
Other	606	650	1,247	1,283
Total	$9,228	$9,735	$18,884	$19,206

Noninterest expense decreased $507,000, or 5.2%, to $9,228,000 for the second quarter of 2012 from $9,735,000 for the second quarter in 2011. Salaries and employee benefits increased $576,000, for the second quarter of 2012 compared to the second quarter of 2011 due primarily due to the hiring of production personnel and the development of production incentive plans. Occupancy and furniture and equipment expense decreased $147,000 for the second quarter of 2012 compared to the second quarter of 2011 due to a decrease in depreciation and rent expense as a result of facilities consolidation initiatives completed in 2011. OREO expense decreased $835,000 to $342,000, for the second quarter of 2012 compared to $1,177,000 for the same period in 2011, and FDIC and state assessments decreased $127,000 to $176,000 for the second quarter of 2012, compared to $303,000 for the same period in 2011, as a result of the termination of the regulatory agreements previously discussed as well as a change in FDIC insurance assessment methodology, which changed the assessment base from total deposits to average total assets less tangible capital. All other expenses increased $26,000 to $2,812,000 for the second quarter 2012 compared to $2,786,000 for the same period in 2011.

Noninterest expense decreased $322,000, or 1.7%, to $18,884,000 for the six months ended June 30, 2012 from $19,206,000 for the same period in 2011. Salaries and employee benefits increased $916,000, for the six months ended June 30, 2012 compared to the same period in 2011 due primarily due to the hiring of production personnel and the development of production incentive plans. Occupancy and furniture and equipment expense decreased $250,000 for the six months ended June 30, 2012 compared to the same period in 2011 due to a decrease in depreciation and rent expense as a result of facilities consolidation initiatives completed in 2011. OREO expense decreased $653,000 to $976,000, for the six months ended June 30, 2012 compared to $1,629,000 for the same period in 2011, and FDIC and state assessments decreased $257,000 to $489,000 for the six months ended June 30, 2012, compared to $746,000 for the same period in 2011, as a result of the termination of the regulatory agreements previously discussed as well as a change in FDIC insurance assessment methodology, which changed the assessment base from total deposits to average total assets less tangible capital. All other expenses decreased $78,000 to $5,579,000 for the six months ended June 30, 2012 compared to $5,657,000 for the same period in 2011.

Income Taxes

The Company recorded a provision for income taxes for the quarter ended June 30, 2012 of $527,000, resulting in an effective tax rate of 29.5%, compared to a provision for income taxes of $137,000, or an effective tax rate of 20.9%, for the quarter ended June 30, 2011. The provision for income taxes for the six month period ended June 30, 2012 was $642,000, resulting in an effective tax rate of 26.9%, compared to a provision for income taxes of $226,000, or an effective tax rate of 19.8%, for the same period in 2011. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated “Enterprise Zones”.

Management evaluates the Company’s deferred tax assets quarterly for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income. Management also considered available tax planning strategies, the scheduled reversal of deferred tax assets and liabilities, and the nature and amount of historical and projected future taxable income that provide positive evidence that some of the tax benefits will be realizable. Accordingly, the Company established a partial valuation allowance in 2010 of $4,500,000 to reflect the portion of the deferred tax assets that the Company determined to be more likely than not that it will not be realized. During the quarter ended December 31, 2011, the Company reversed the Federal portion of its valuation allowance in the amount of $223,000, and at June 30, 2012 had a remaining valuation allowance of $4,277,000.

The deferred tax assets will continue to be analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly.

Financial Condition as of June 30, 2012 As Compared to December 31, 2011

Overview

Total assets at June 30, 2012 increased $3,145,000, or 0.4%, to $908,111,000, compared to $904,966,000 at December 31, 2011. Loans, net of deferred loan fees, decreased $958,000, or 0.2%, to $455,257,000 at June 30, 2012 from $456,215,000 at December 31, 2011. Investment securities decreased $6,827,000, or 2.2%, to $305,378,000 at June 30, 2012 from $312,205,000 at December 31, 2011, and Federal funds sold increased to $53,375,000 at June 30, 2012 from $40,210,000 at December 31, 2011. The increase in Federal funds sold was due primarily to a decrease in investment securities and loans for the six months ended June 30, 2012. Deposits decreased $2,968,000, or 0.4%, from December 31, 2011 to $763,271,000 at June 30, 2012.

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

Loans, the Company’s major component of earning assets, decreased $1,046,000 during the six months ended June 30, 2012 to $455,473,000 at June 30, 2012 from $456,519,000 at December 31, 2011. Real estate commercial loans increased by $6,313,000 and real estate construction loans increased by $1,464,000 while installment loans decreased by $3,005,000 and commercial loans decreased by $2,689,000. The remaining loan categories remained relatively unchanged from their December 31, 2011 balances.

The Company’s average loan to deposit ratio was 59.0% for the quarter ended June 30, 2012 compared to 64.9% for the quarter ended June 30, 2011. The decrease in the average loan to deposit ratio decreased in 2012 is driven by the decrease in total average loans of $43,321,000.

Major classifications of loans are summarized as follows (in thousands):

	June 30,	December 31,
	2012	2011
Commercial	$43,471	$46,160
Real estate - commercial	282,957	276,644
Real estate - construction	28,927	27,463
Real estate - mortgage	45,511	47,362
Installment	7,920	10,925
Other	46,687	47,965
Gross loans	455,473	456,519
Deferred loan fees, net	(216)	(304)
Allowance for loan losses	(11,732)	(12,656)
Total loans, net	$443,525	$443,559

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

During the portion of the year that the loans were impaired, the Company did not recognize any interest income in 2012 and 2011. The following table presents impaired loans and the related allowance for loan losses as of the dates indicated (in thousands):

	As of June 30, 2012			As of December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no allocated allowance
Commercial	$—	$—	$—	$—	$—	$—
Real estate - commercial	5,758	6,035	—	1,502	1,556	—
Real estate - construction	3,069	3,113	—	4,128	4,153	—
Real estate - mortgage	660	751	—	643	751	—
Installment	136	147	—	70	75	—
Other	111	114	—	88	91	—
Subtotal	9,734	10,160	—	6,431	6,626	—

With allocated allowance
Commercial	1,113	1,117	240	1,788	1,849	450
Real estate - commercial	187	187	99	4,496	5,302	606
Real estate - construction	5,312	5,312	529	5,312	5,312	504
Real estate - mortgage	281	311	35	295	314	37
Installment	—	—	—	37	39	13
Other	—	—	—	—	—	—
Subtotal	6,893	6,927	903	11,928	12,816	1,610
Total Impaired Loans	$16,627	$17,087	$903	$18,359	$19,442	$1,610

The following table presents the average balance related to impaired loans for the period indicated (in thousands):

	Average Recorded Investment for the three months ended		Average Recorded Investment for the six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Commercial	$1,143	$2,284	$1,173	$2,300
Real estate - commercial	5,989	10,166	6,119	10,211
Real estate - construction	8,388	4,257	8,394	4,260
Real estate - mortgage	950	1,153	964	1,157
Installment	140	23	144	23
Other	124	50	138	50
Total	$16,734	$17,933	$16,932	$18,001

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

Nonperforming assets are summarized as follows (in thousands):

	June 30,	December 31,
	2012	2011
Nonaccrual loans	$16,627	$18,359
Loans past due 90 days or more and still accruing interest	144	52
Total nonperforming loans	16,771	18,411
Other real estate owned	15,648	20,106
Total nonperforming assets	$32,419	$38,517

Nonaccrual loans to total gross loans	3.65%	4.02%
Nonperforming loans to total gross loans	3.68%	4.04%
Total nonperforming assets to total assets	3.57%	4.26%

At June 30, 2012 and December 31, 2011, the recorded investment in nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) was approximately $16,771,000 and $18,411,000, respectively. The Company had $903,000 of specific allowance for loan losses on impaired loans of $6,893,000 at June 30, 2012 as compared to $1,610,000 of specific allowance for loan losses on impaired loans of $11,928,000 at December 31, 2011. Nonperforming assets (nonperforming loans and OREO) totaled $32,419,000 at June 30, 2012, a decrease of $6,101,000 from the total at December 31, 2011.

If interest on nonaccrual loans had been accrued, such income would have approximated $357,000 and $735,000, respectively for the six month periods ended June 30, 2012 and 2011.

At June 30, 2012 there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

The composition of nonaccrual loans as of June 30, 2012, March 31, 2012, December 31, 2011 and September 30, 2011 was as follows (in thousands):

	June		March		December		September
	2012		2012		2011		2011
		% of		% of		% of		% of
	Amount	total	Amount	total	Amount	total	Amount	total
Commercial	$1,113	6.7%	$1,174	7.5%	$1,788	9.7%	$1,993	16.7%
Real estate - commercial	5,945	35.8%	4,390	28.1%	5,998	32.7%	5,068	42.4%
Real estate - construction	8,381	50.4%	8,869	56.7%	9,440	51.4%	3,387	28.3%
Real estate - mortgage	941	5.7%	905	5.8%	938	5.1%	1,281	10.7%
Installment	136	0.8%	159	1.0%	107	0.6%	111	0.9%
Other	111	0.7%	137	0.9%	88	0.5%	113	0.9%
Total nonaccrual loans	$16,627	100.0%	$15,634	100.0%	$18,359	100.0%	$11,953	100.0%

At June 30, 2012, nonaccrual real-estate-construction loans totaled $8,381,000, or 50.4%, of the nonaccrual loans. There are seven loans that make up the balance. Charge-offs of $2,000 have been taken on these loans and $529,000 in specific reserves have been established for these loans as of June 30, 2012. Two of these loans are residential land loans totaling $2,633,000. No charge-offs have been taken on these loans and $3,000 in specific reserves have been established. There are five loans for nonaccrual residential construction development projects totaling $5,748,000. Charge-offs of $2,000 have been taken on these loans and $526,000 in specific reserves have been established for these loans at June 30, 2012.

At June 30, 2012, there were ten real-estate-commercial loans totaling $5,945,000, or 35.8%, of the nonperforming loans. The largest real estate-commercial loan is for a commercial real estate building located in Sacramento County for $3,368,000. Charge-offs of $693,000 have been taken on this loan and no specific reserve has been established for this loan. The second largest is a commercial real estate loan in the amount of $910,000 for a building located in Sacramento County. This loan had a $1,178,000 charge-off and no specific reserve has been established for this loan. The third relationship consists of two commercial real estate loans in the amount of $324,000 for a building in Del Norte County. No charge offs have been taken on these loans and a specific reserve of $99,000 has been established for this relationship. The remaining six real estate-commercial loans total $1,343,000 (approximate average loan balance of $224,000). Charge-offs of $327,000 have been taken on these loans and no specific reserves have been established for these loans.

At June 30, 2012, net carrying value of other real estate owned decreased $4,458,000 to $15,648,000 from $20,106,000 at December 31, 2011. During the six month period ending June 30, 2012, the Company transferred three properties into OREO totaling $575,000, sold ten properties totaling $4,284,000, had write-downs of OREO of $561,000, and recorded loss on sale of OREO of $188,000. As part of the financial close process, valuations of OREO are performed by management and write-downs are recorded as warranted. At June 30, 2012, OREO was comprised of twenty properties which consisted of the following: four residential construction properties totaling $4,338,000, eleven residential land parcels totaling $9,238,000, one commercial land parcel for $382,000, one non-farm non-residential properties totaling $363,000 and three residential properties totaling $1,327,000.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of June 30, 2012
	Accruing Interest
		30-89 Days	Greater than 90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$42,212	$146	$—	$1,113	$43,471
Real estate - commercial	276,774	94	144	5,945	282,957
Real estate - construction	20,546	—	—	8,381	28,927
Real estate - mortgage	44,315	255	—	941	45,511
Installment	7,695	89	—	136	7,920
Other	46,494	82	—	111	46,687
Total	$438,036	$666	$144	$16,627	$455,473

	As of December 31, 2011
	Accruing Interest
		30-89 Days	Greater than 90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$44,325	$47	$—	$1,788	$46,160
Real estate - commercial	264,143	6,503	—	5,998	276,644
Real estate - construction	18,023	—	—	9,440	27,463
Real estate - mortgage	45,170	1,254	—	938	47,362
Installment	10,614	152	52	107	10,925
Other	47,877	—	—	88	47,965
Total	$430,152	$7,956	$52	$18,359	$456,519

During the period ending June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. The following table shows information related to Troubled Debt Restructurings for the periods indicated (in thousands):

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
	Non Accruing TDRs			Non Accruing TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	1	$1,076	$1,076	1	$1,076	$1,076
Real estate - commercial	2	$278	$278	2	$278	$278
Installment	1	$25	$25	2	$73	$73

At June 30, 2012, there were $203,000 in specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. There are no commitments to lend additional amounts at June 30, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

There were four loans with modifications involving a reduction of the stated interest rate. There was one modification involving an extension of the maturity date for six months. The recorded investment in five loans was reduced in the aggregate amount of $9,000 during the year.

Allowance for Loan Losses

The following table shows the changes in the allowance for loan losses were as follows (in thousands):

	For the three months ended June 30, 2012
	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Mortgage	Installment	Other	Unallocated	Total
Allowance for Loan Losses
Balance March 31, 2012	$1,376	$6,847	$1,350	$1,045	$154	$811	$691	$12,274
Charge-offs	(86)	(1,178)	(126)	(190)	(45)	(47)	—	(1,672)
Recoveries	14	2	37	36	41	—	—	130
Provisions for loan losses	(44)	915	126	34	(9)	4	(26)	1,000
Balance June 30, 2012	$1,260	$6,586	$1,387	$925	$141	$768	$665	$11,732

	For the three months ended June 30, 2011
	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Mortgage	Installment	Other	Unallocated	Total
Allowance for Loan Losses
Balance March 31, 2011	$1,268	$8,987	$1,566	$919	$304	$755	$672	$14,471
Charge-offs	—	(796)	(197)	(81)	(124)	—	—	(1,198)
Recoveries	128	—	10	—	85	—	—	223
Provisions for loan losses	535	587	(40)	177	(14)	(10)	15	1,250
Balance June 30, 2011	$1,931	$8,778	$1,339	$1,015	$251	$745	$687	$14,746

	For the six months ended June 30, 2012
	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Mortgage	Installment	Other	Unallocated	Total
Allowance for Loan Losses
Balance December 31, 2011	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656
Charge-offs	(206)	(1,617)	(330)	(190)	(142)	(72)	—	(2,557)
Recoveries	26	63	37	36	65	6	—	233
Provisions for loan losses	107	612	641	144	33	98	(235)	1,400
Balance June 30, 2012	$1,260	$6,586	$1,387	$925	$141	$768	$665	$11,732

	As of June 30, 2012
Reserve to impaired loans	$240	$99	$529	$35	$—	$—	$—	$903
Reserve to non-impaired loans	$1,020	$6,487	$858	$890	$141	$768	$665	$10,829

	For the six months ended June 30, 2011
	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Mortgage	Installment	Other	Unallocated	Total
Allowance for Loan Losses
Balance December 31, 2010	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Charge-offs	(874)	(858)	(197)	(281)	(292)	(301)	—	(2,803)
Recoveries	138	—	10	—	158	—	—	306
Provisions for loan losses	1,150	1,197	(410)	340	46	380	(453)	2,250
Balance June 30, 2011	$1,931	$8,778	$1,339	$1,015	$251	$745	$687	$14,746

	As of June 30, 2011
Reserve to impaired loans	$835	$915	$—	$130	$—	$—	$—	$1,880
Reserve to non-impaired loans	$1,096	$7,863	$1,339	$885	$251	$745	$687	$12,866

	As of December 31, 2011
Reserve to impaired loans	$450	$606	$504	$37	$13	$—	$—	$1,610
Reserve to non-impaired loans	$883	$6,922	$535	$898	$172	$736	$900	$11,046

The following table shows the loan portfolio by segment as follows (in thousands):

Loans	As of June 30, 2012
	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Mortgage	Installment	Other	Total
Total Loans	$43,471	$282,957	$28,927	$45,511	$7,920	$46,687	$455,473
Impaired Loans	$1,113	$5,945	$8,381	$941	$136	$111	$16,627
Non-impaired loans	$42,358	$277,012	$20,546	$44,570	$7,784	$46,576	$438,846

	As of December 31, 2011
	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Mortgage	Installment	Other	Total
Total Loans	$46,160	$276,644	$27,463	$47,362	$10,925	$47,965	$456,519
Impaired Loans	$1,788	$5,998	$9,440	$938	$107	$88	$18,359
Non-impaired loans	$44,372	$270,646	$18,023	$46,424	$10,818	$47,877	$438,160

The following table shows the loan portfolio allocated by management’s internal risk ratings (in thousands):

	As of June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$41,779	$—	$1,692	$—	$43,471
Real estate - commercial	260,721	3,883	18,353	—	282,957
Real estate - construction	19,939	356	8,632	—	28,927
Real estate - mortgage	42,910	—	2,601	—	45,511
Installment	7,780	—	140	—	7,920
Other	46,404	—	283	—	46,687
Total	$419,533	$4,239	$31,701	$—	$455,473

	As of December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$39,319	$3,067	$3,774	$—	$46,160
Real estate - commercial	248,696	5,055	22,893	—	276,644
Real estate - construction	17,624	167	9,672	—	27,463
Real estate - mortgage	43,760	886	2,716	—	47,362
Installment	10,702	—	223	—	10,925
Other	47,638	—	327	—	47,965
Total	$407,739	$9,175	$39,605	$—	$456,519

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

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet and was $183,000 and $161,000, as of June 30, 2012 and December 31, 2011, respectively.

Management anticipates modest growth in commercial lending and commercial real estate and to a lesser extent consumer, real estate mortgage lending, and construction lending. As a result, future provisions may be required and the ratio of the allowance for loan losses to loans outstanding may increase to reflect portfolio risk, increasing concentrations, loan type and changes in economic conditions. In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Deposits

Total deposits decreased $2,968,000, or 0.4%, to $763,271,000 at June 30, 2012 compared to $766,239,000 at December 31, 2011. During the six months ended June 30, 2012, interest-bearing demand deposits increased $13,989,000, or 7.6%, and savings and money market deposits increased $4,131,000, or 1.9%, while certificates of deposit decreased $17,028,000, or 8.7% and noninterest-bearing demand deposits decreased $4,060,000, or 2.5%.

	June 30,	December 31,
	2012	2011
Noninterest-bearing demand	$163,446	$167,506
Interest-bearing demand	184,113	170,124
Savings and money market	220,430	216,299
Time certificates	195,282	212,310
Total deposits	$763,271	$766,239

Capital Resources

The Company maintains capital to support future growth and maintain financial strength while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity increased $3,552,000 to $93,017,000 as of June 30, 2012, as compared to $89,465,000 at December 31, 2011. The increase was the result of net income of $1,741,000, a change in accumulated other comprehensive income of $1,722,000 and stock based compensation expense of $89,000, during the first six months of 2012. Under current regulations, management believes that the Company meets all capital adequacy requirements. The Company suspended indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009. This Board decision was made to strengthen and preserve the Company’s capital base in these challenging economic times. Future dividends will be determined by the Board of Directors after consideration of the Company’s earnings, financial condition, future capital funds, regulatory requirements and other factors as the Board of Directors may deem relevant.

On June 7, 2012, the federal bank regulatory agencies published notices of proposed rulemakings that would revise and replace the current capital requirements. The proposed rules implement the “Basel III” regulatory capital reforms released by the Basel Committee on Banking Supervision and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The proposed rules are subject to a comment period through September 7, 2012. Therefore, it is uncertain whether the proposed rules will be effective in the form proposed or modified in response to comments including delay of the effective date or other changes that may have a material impact upon the proposed rules and their application to our Company and the Bank. The proposed rules include new minimum capital ratio requirements to be phased in between January 1, 2013 and January 1, 2015. The proposed rules would also establish a “capital conservation buffer,” which requires maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements.

The Company’s and North Valley Bank’s capital amounts and risk-based capital ratios are presented below (in thousands).

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Minimum Amount	Minimum Ratio	Minimum Amount	Minimum Ratio
Company
As of June 30, 2012:
Total capital (to risk weighted assets)	$110,527	18.49%	$47,821	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$102,943	17.22%	$23,912	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$102,943	11.44%	$35,994	4.00%	N/A	N/A

As of December 31, 2011:
Total capital (to risk weighted assets)	$116,464	19.53%	$47,707	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$107,240	17.99%	$23,844	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$107,240	11.82%	$36,291	4.00%	N/A	N/A

North Valley Bank
As of June 30, 2012:
Total capital (to risk weighted assets)	$110,027	18.43%	$47,760	8.00%	$59,700	10.00%
Tier 1 capital (to risk weighted assets)	$102,453	17.16%	$23,882	4.00%	$35,823	6.00%
Tier 1 capital (to average assets)	$102,453	11.40%	$35,948	4.00%	$44,936	5.00%

As of December 31, 2011:
Total capital (to risk weighted assets)	$121,221	20.33%	$47,701	8.00%	$59,627	10.00%
Tier 1 capital (to risk weighted assets)	$113,666	19.06%	$23,854	4.00%	$35,782	6.00%
Tier 1 capital (to average assets)	$113,666	12.54%	$36,257	4.00%	$45,321	5.00%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. As of June 30, 2012, $31,961,000 was outstanding in the form of subordinated debt issued by the Company. Subsequent to quarter-end, on July 25, 2012, the Company redeemed $10,310,000 of its subordinated debentures. Unused lines of credit with correspondent banks to provide federal funds of $10,000,000 as of June 30, 2012 were also available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank providing additional unused borrowing capacity of $300,441,000 secured by certain loans and investment securities as of June 30, 2012. The Company also has an unused line of credit with the Federal Reserve Bank of San Francisco of $5,745,000 secured by investment securities.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, Federal funds sold and available for sale investment securities) totaled $377,790,000 and $371,173,000 (or 41.60% and 41.02% of total assets) at June 30, 2012 and December 31, 2011, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $671,011,000 and $669,342,000 at June 30, 2012 and December 31, 2011, respectively.

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

The hypothetical impact of sudden interest rate shocks applied to the Company’s asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base level) from various sudden rate changes. This exercise is valuable in identifying risk exposures. The results for the Company’s most recent simulation analysis indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of December 31, 2011.

For this simulation analysis, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has not been a material change in the Company’s market risk profile for the six months ended June 30, 2012 compared to December 31, 2011. Please see discussion under the caption “Interest Rate Sensitivity” on page 39.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2012. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Date August 14, 2012

By:

/s/ Michael J. Cushman
Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin R. Watson
Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)

