Form 10-Q
period 2012-09-30
NORTH VALLEY BANCORP
filed 2012-11-13
CIK 353191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 2012.

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

Common Stock – 6,835,192 shares as of November 8, 2012.

INDEX

NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data) (Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$19,436	$18,758
Federal funds sold	405	40,210
Total cash and cash equivalents	19,841	58,968

Time deposits at other financial institutions	2,210	1,959
Investment securities available-for-sale, at fair value	299,025	312,205
Investment securities held-to-maturity, at amortized cost	6	6

Loans	489,900	456,215
Less: Allowance for loan losses	(11,427)	(12,656)
Net loans	478,473	443,559

Premises and equipment, net	9,303	8,661
Accrued interest receivable	2,296	2,557
Other real estate owned	21,689	20,106
FHLB and FRB stock and other nonmarketable securities	8,313	8,044
Bank-owned life insurance policies	35,780	34,972
Core deposit intangibles, net	292	401
Other assets	17,323	13,528

TOTAL ASSETS	$894,551	$904,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$166,968	$167,506
Interest-bearing	591,508	598,733
Total deposits	758,476	766,239

Accrued interest payable and other liabilities	15,510	17,301
Subordinated debentures	21,651	31,961
Total liabilities	795,637	815,501

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; no shares outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, no par value: authorized 60,000,000 shares; outstanding 6,835,192 and 6,833,752 at September 30, 2012 and December 31, 2011, respectively	98,443	98,285
Accumulated deficit	(3,198)	(10,290)
Accumulated other comprehensive income, net of tax	3,669	1,470
Total stockholders’ equity	98,914	89,465

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$894,551	$904,966

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(In thousands except per share data) (Unaudited)

	For the three months ended September 30,
	2012	2011
Interest income
Loans, including fees	$6,663	$7,134
Taxable securities	1,622	1,926
Tax exempt securities	131	156
Federal funds sold and repurchase agreements	10	22
Total interest income	8,426	9,238

Interest expense
Deposits	462	940
Subordinated debentures	243	451
Other borrowings	8	—
Total interest expense	713	1,391

Net interest income	7,713	7,847

Provision for loan losses	700	400

Net interest income after provision for loan losses	7,013	7,447

Noninterest income
Service charges on deposit accounts	1,086	1,205
Other fees and charges	1,102	1,204
Earnings on cash surrender value of life insurance policies	340	394
Gain on sale of loans, net	769	182
Gain on sales or calls of securities, net	697	859
Other	210	168
Total noninterest income	4,204	4,012

Noninterest expense
Salaries and employee benefits	5,005	4,702
Occupancy expense	651	732
Furniture and equipment expense	237	229
FDIC and state assessments	212	294
Other real estate owned expense	817	877
Other	2,837	2,763
Total noninterest expenses	9,759	9,597

Income before (benefit) provision for income taxes	1,458	1,862

(Benefit) provision for income taxes	(3,893)	542

Net income	$5,351	$1,320

Total other comprehensive income, net of tax	477	1,238

Comprehensive income	$5,828	$2,558

Per share amounts
Basic and diluted income per share	$0.78	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(In thousands except per share data) (Unaudited)

	For the nine months ended September 30,
	2012	2011
Interest income
Loans, including fees	$19,457	$21,978
Taxable securities	5,532	5,777
Tax exempt securities	411	474
Federal funds sold and repurchase agreements	55	37
Total interest income	25,455	28,266

Interest expense
Deposits	1,800	3,034
Subordinated debentures	1,213	1,420
Other borrowings	8	1
Total interest expense	3,021	4,455

Net interest income	22,434	23,811

Provision for loan losses	2,100	2,650

Net interest income after provision for loan losses	20,334	21,161

Noninterest income
Service charges on deposit accounts	3,274	3,543
Other fees and charges	3,620	3,483
Earnings on cash surrender value of life insurance policies	1,023	1,075
Gain on sale of loans, net	1,858	957
Gain on sales or calls of securities, net	1,656	849
Other	719	741
Total noninterest income	12,150	10,648

Noninterest expense
Salaries and employee benefits	15,113	13,894
Occupancy expense	1,911	2,124
Furniture and equipment expense	709	819
FDIC and state assessments	701	1,040
Other real estate owned expense	1,793	2,506
Other	8,416	8,420
Total noninterest expenses	28,643	28,803

Income before (benefit) provision for income taxes	3,841	3,006

(Benefit) provision for income taxes	(3,251)	768

Net income	$7,092	$2,238

Total other comprehensive income, net of tax	2,199	4,429

Comprehensive income	$9,291	$6,667

Per share amounts
Basic and diluted income per share	$1.04	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands except per share data) (Unaudited)

	For the nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,092	$2,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	808	918
Amortization of premium on securities, net	1,616	1,171
Amortization of core deposit intangible	109	109
Provision for loan losses	2,100	2,650
Net losses on sale and write-down of other real estate owned	1,487	2,002
Gain on sale of loans	(1,858)	(957)
Gain on sales or calls of securities	(1,656)	(849)
Loss on sale of premises and equipment	1	153
Stock-based compensation expense	158	105
Effect of changes in:
Accrued interest receivable	261	264
Other assets	(6,131)	(1,019)
Accrued interest payable and other liabilities	(1,688)	3,958
Net cash provided by operating activities	2,299	10,743

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of time deposits at other financial institutions	(251)	—
Purchases of available for sale securities	(142,049)	(60,540)
Proceeds from sales/calls of available for sale securities	110,579	31,518
Proceeds from maturities of available-for-sale securities	48,314	28,970
Purchases of FHLB and FRB stock and other securities	(269)	(903)
Purchases of jumbo residential mortgages	(33,325)	—
Net (increase) decrease in loans	(9,315)	30,802
Proceeds from sales of other real estate owned	4,414	10,785
Purchases of premises and equipment	(1,451)	(430)
Net cash (used in) provided by investing activities	(23,353)	40,202

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(7,763)	15,618
Repayment of suborinated debentures	(10,310)	—
Net cash (used in) provided by financing activities	(18,073)	15,618

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,127)	66,563
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,968	23,634
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,841	$90,197

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$7,874	$3,032
Income taxes paid	$122	$46
Noncash investing and financing activities:
Transfer from loans to other real estate owned	$7,484	$7,891

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2012.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries North Valley Bank, a California banking corporation (“NVB”) and North Valley Trading Company, a California corporation, which is inactive. Significant intercompany items and transactions have been eliminated in consolidation. The Company owns the common stock of three business trusts that have issued trust preferred securities fully and unconditionally guaranteed by the Company. North Valley Capital Trust II, North Valley Capital Trust III and North Valley Capital Statutory Trust IV are unconsolidated subsidiaries and have issued an aggregate of $21,651,000 in trust preferred securities, which are reflected as debt on the Company’s condensed consolidated balance sheets. On July 25, 2012, the Company redeemed, in full, the notes associated with North Valley Capital Trust I in the amount of $10,310,000.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair value were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2012
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$15,011	$81	$—	$15,092
Obligations of state and political subdivisions	10,884	612	—	11,496
Government sponsored agency mortgage-backed securities	256,491	8,356	—	264,847
Corporate debt securities	6,000	—	(1,560)	4,440
Equity securities	3,000	150	—	3,150
	$291,386	$9,199	$(1,560)	$299,025
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$6	$—	$—	$6

December 31, 2011
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$15,042	$192	$—	$15,234
Obligations of state and political subdivisions	13,811	696	(52)	14,455
Government sponsored agency mortgage-backed securities	270,337	5,212	(345)	275,204
Corporate debt securities	6,000	—	(1,768)	4,232
Equity securities	3,000	80	—	3,080
	$308,190	$6,180	$(2,165)	$312,205
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$6	$—	$—	$6

For the three months ended September 30, 2012 and 2011 there were $697,000 and $859,000, respectively, in gross realized gains on sales or calls of available for sale securities. For the three months ended September 30, 2012 and 2011 there were no gross realized losses on sales or calls of securities categorized as available for sale securities. For the three months ended September 30, 2012 and 2011 there were $32,140,000 and $25,518,000, respectively, in gross proceeds from sales or calls of available for sale securities. There were no sales or transfers of held to maturity securities for the three months ended September 30, 2012 and 2011. For the three months ended September 30, 2012 and 2011 there were no gross proceeds from maturities or calls of held to maturity securities.

For the nine months ended September 30, 2012 and 2011 there were $1,665,000 and $859,000, respectively, in gross realized gains on sales or calls of available for sale securities. For the nine months ended September 30, 2012 and 2011 there were $9,000 and $10,000, respectively, in gross realized losses on sales or calls of securities categorized as available for sale securities. For the nine months ended September 30, 2012 and 2011 there were $110,579,000 and $31,518,000, respectively, in gross proceeds from sales or calls of available for sale securities. There were no sales or transfers of held to maturity securities for the nine months ended September 30, 2012 and 2011. For the nine months ended September 30, 2012 and 2011 there were no gross proceeds from maturities or calls of held to maturity securities. Maturities of all investment securities are consistent with those reported in the December 31, 2011 Form 10-K.

At September 30, 2012 and December 31, 2011, securities having fair value amounts of approximately $279,226,000 and $302,852,000, respectively, were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract. Although the Company had no short-term borrowings at September 30, 2012 and December 31, 2011, the Company pledges most of its securities at the Federal Home Loan Bank (“FHLB”) to provide borrowing capacity. See “Liquidity” on page 42.

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

A summary of investments securities in an unrealized loss for less than twelve months and twelve months or longer is as follows (in thousands).

	As of September 30, 2012
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Description of Securities
Corporate debt securities	$—	$—	$4,440	$(1,560)	$4,440	$(1,560)
Total impaired securities	$—	$—	$4,440	$(1,560)	$4,440	$(1,560)

	As of December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Description of Securities
Obligations of states and political subdivisions	$714	$(4)	$572	$(48)	$1,286	$(52)
Government sponsored agency mortgage-backed securities	96,629	(336)	16,858	(9)	113,487	(345)
Corporate debt securities	—	—	4,232	(1,768)	4,232	(1,768)
Total impaired securities	$97,343	$(340)	$21,662	$(1,825)	$119,005	$(2,165)

As of September 30, 2012 and December 31, 2011, there were two corporate debt securities in a loss position for twelve months or more. There is a current active market for these securities and management believes that the unrealized losses on the Company’s investment in these corporate debt securities is due to the yield of the securities and is not attributable to changes in credit quality. The two corporate debt securities are each a $3,000,000 single-issuer trust preferred security issued by two separate large publicly-traded financial institutions. The securities are tied to the front-end of the yield curve, three-month LIBOR (a short-term interest rate), and have a spread over that. The Company does not intend to sell and does not believe it will be required to sell these securities and expects a full recovery of value. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012 or December 31, 2011.

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

Loans, the Company’s major component of earning assets, increased $32,738,000 during the nine months ended September 30, 2012 to $489,257,000 at September 30, 2012 from $456,519,000 at December 31, 2011. Real estate mortgage loans increased by $33,535,000 and real estate commercial loans increased by $13,834,000 while commercial loans decreased by $8,073,000, installment loans decreased by $3,615,000 and real estate construction loans decreased by $2,231,000. The increase in real estate – mortgage loans was due to the purchase of $33,325,000 of jumbo residential mortgages during the quarter ended September 30, 2012. The remaining loan categories remained relatively unchanged from their December 31, 2011 balances.

Major classifications of loans were as follows (in thousands):

	September 30,	December 31,
	2012	2011
Commercial	$38,087	$46,160
Real estate - commercial	290,478	276,644
Real estate - construction	25,232	27,463
Real estate - mortgage	80,897	47,362
Installment	7,310	10,925
Other	47,253	47,965
Gross loans	489,257	456,519
Deferred loan fees, net	643	(304)
Allowance for loan losses	(11,427)	(12,656)
Total loans, net	$478,473	$443,559

Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB, FRB, and certain correspondent banks. Pledged loans totaled $121,492,000 and $137,528,000 at September 30, 2012 and December 31, 2011, respectively.

The Company did not recognize any interest income on impaired loans for the three and nine month periods ending September 30, 2012 and 2011. The following table presents impaired loans exclusive of deferred loan fees and costs and the related allowance for loan losses as of the dates indicated (in thousands):

	As of September 30, 2012			As of December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no allocated allowance
Commercial	$800	$800	$—	$—	$—	$—
Real estate - commercial	5,711	6,130	—	1,502	1,556	—
Real estate - construction	1,760	1,810	—	4,128	4,153	—
Real estate - mortgage	692	737	—	643	751	—
Installment	109	123	—	70	75	—
Other	275	282	—	88	91	—
Subtotal	9,347	9,882	—	6,431	6,626	—

With allocated allowance
Commercial	—	—	—	1,788	1,849	450
Real estate - commercial	1,952	1,952	417	4,496	5,302	606
Real estate - construction	—	—	—	5,312	5,312	504
Real estate - mortgage	274	274	50	295	314	37
Installment	—	—	—	37	39	13
Other	—	—	—	—	—	—
Subtotal	2,226	2,226	467	11,928	12,816	1,610
Total Impaired Loans	$11,573	$12,108	$467	$18,359	$19,442	$1,610

The following table presents the average balance related to impaired loans for the period indicated (in thousands):

	Average Recorded Investment		Average Recorded Investment
	for the three months ended		for the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Commercial	$938	$2,356	$1,043	$2,388
Real estate - commercial	7,780	5,523	7,942	5,560
Real estate - construction	1,766	3,423	1,780	3,422
Real estate - mortgage	986	1,291	1,006	1,302
Installment	123	111	133	112
Other	277	113	287	113
Total	$11,870	$12,817	$12,191	$12,897

Nonperforming loans include all such loans that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans are summarized as follows (in thousands):

	September 30,	December 31,
	2012	2011
Nonaccrual loans	$11,573	$18,359
Loans 90 days past due or more but still accruing interest	6	52
Total nonperforming loans	$11,579	$18,411

Nonaccrual loans to total gross loans	2.36%	4.02%
Nonperforming loans to total gross loans	2.36%	4.04%

If interest on nonaccrual loans had been accrued, such income would have approximated $495,000 and $824,000 for the nine months ended September 30, 2012 and 2011, respectively.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of September 30, 2012
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$37,199	$88	$—	$800	$38,087
Real estate - commercial	282,039	776	—	7,663	290,478
Real estate - construction	23,273	199	—	1,760	25,232
Real estate - mortgage	79,733	198	—	966	80,897
Installment	7,127	68	6	109	7,310
Other	46,951	27	—	275	47,253
Total	$476,322	$1,356	$6	$11,573	$489,257

	As of December 31, 2011
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$44,325	$47	$—	$1,788	$46,160
Real estate - commercial	264,143	6,503	—	5,998	276,644
Real estate - construction	18,023	—	—	9,440	27,463
Real estate - mortgage	45,170	1,254	—	938	47,362
Installment	10,614	152	52	107	10,925
Other	47,877	—	—	88	47,965
Total	$430,152	$7,956	$52	$18,359	$456,519

During the period ending September 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. The following table shows information related to Troubled Debt Restructurings for the periods indicated (in thousands):

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
	Accruing TDRs			Accruing TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Real estate - construction	—	$—	$—	1	$347	$347
Real estate - mortgage	1	$425	$425	1	$425	$425

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
	Non Accruing TDRs			Non Accruing TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	—	$—	$—	1	$1,050	$800
Real estate - commercial	—	$—	$—	2	$269	$269
Real estate - construction	—	$—	$—	2	$788	$788
Installment	—	$—	$—	2	$70	$70
Other	1	$50	$50	1	$50	$50

At September 30, 2012, there were no specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. There are no commitments to lend additional amounts at September 30, 2012 to customers with outstanding loans that are classified as troubled debt restructurings. There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending September 30, 2012.

There were five loans with a modification involving a reduction of the stated interest rate, three modifications involving an extension of the maturity date and the recorded investment in five loans were reduced in the aggregate amount of $322,000 for nine months ended September 30, 2012.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The following table shows the changes in the allowance for loan losses were as follows (in thousands):

	For the three months ended September 30, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total
Allowance for Loan Losses
Balance June 30, 2012	$1,260	$6,586	$1,387	$925	$141	$768	$665	$11,732
Charge-offs	(250)	(113)	(492)	(143)	(48)	(48)		(1,094)
Recoveries	13	—	43	1	29	3		89
Provisions for loan losses	(261)	435	(23)	422	—	60	67	700
Balance September 30, 2012	$762	$6,908	$915	$1,205	$122	$783	$732	$11,427

	For the three months ended September 30, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total
Allowance for Loan Losses
Balance June 30, 2011	$1,931	$8,778	$1,339	$1,015	$251	$745	$687	$14,746
Charge-offs	(54)	(1,115)	(159)	(73)	(42)	(128)		(1,571)
Recoveries	59	—	—	2	35	—		96
Provisions for loan losses	(229)	394	130	(13)	(34)	123	29	400
Balance September 30, 2011	$1,707	$8,057	$1,310	$931	$210	$740	$716	$13,671

	For the nine months ended September 30, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total
Allowance for Loan Losses
Balance December 31, 2011	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656
Charge-offs	(456)	(1,730)	(822)	(333)	(190)	(120)		(3,651)
Recoveries	39	63	80	37	94	9		322
Provisions for loan losses	(154)	1,047	618	566	33	158	(168)	2,100
Balance September 30, 2012	$762	$6,908	$915	$1,205	$122	$783	$732	$11,427

	As of September 30, 2012
Reserve to impaired loans	$—	$417	$—	$50	$—	$—	$—	$467
Reserve to non-impaired loans	$762	$6,491	$915	$1,155	$122	$783	$732	$10,960

	For the nine months ended September 30, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total
Allowance for Loan Losses
Balance December 31, 2010	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Charge-offs	(928)	(1,973)	(356)	(354)	(334)	(429)		(4,374)
Recoveries	197	—	10	2	193	—		402
Provisions for loan losses	921	1,591	(280)	327	12	503	(424)	2,650
Balance September 30, 2011	$1,707	$8,057	$1,310	$931	$210	$740	$716	$13,671

	As of September 30, 2011
Reserve to impaired loans	$713	$352	$241	$119	$—	$—	$—	$1,425
Reserve to non-impaired loans	$994	$7,705	$1,069	$812	$210	$740	$716	$12,246

	As of December 31, 2011
Reserve to impaired loans	$450	$606	$504	$37	$13	$—	$—	$1,610
Reserve to non-impaired loans	$883	$6,922	$535	$898	$172	$736	$900	$11,046

The following table shows the loan portfolio by segment as follows (in thousands):

Loans	As of September 30, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total
Total Loans	$38,087	$290,478	$25,232	$80,897	$7,310	$47,253	$489,257
Impaired Loans	$800	$7,663	$1,760	$966	$109	$275	$11,573
Non-impaired loans	$37,287	$282,815	$23,472	$79,931	$7,201	$46,978	$477,684

	As of December 31, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total
Total Loans	$46,160	$276,644	$27,463	$47,362	$10,925	$47,965	$456,519
Impaired Loans	$1,788	$5,998	$9,440	$938	$107	$88	$18,359
Non-impaired loans	$44,372	$270,646	$18,023	$46,424	$10,818	$47,877	$438,160

The following table shows the loan portfolio allocated by management’s internal risk ratings as defined in Footnote 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (in thousands):

	As of September 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$36,691	$105	$1,291	$—	$38,087
Real estate - commercial	268,915	69	21,494	—	290,478
Real estate - construction	23,223	—	2,009	—	25,232
Real estate - mortgage	78,032	—	2,865	—	80,897
Installment	7,194	—	116	—	7,310
Other	46,806	—	447	—	47,253
Total	$460,861	$174	$28,222	$—	$489,257

	As of December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$39,319	$3,067	$3,774	$—	$46,160
Real estate - commercial	248,696	5,055	22,893	—	276,644
Real estate - construction	17,624	167	9,672	—	27,463
Real estate - mortgage	43,760	886	2,716	—	47,362
Installment	10,702	—	223	—	10,925
Other	47,638	—	327	—	47,965
Total	$407,739	$9,175	$39,605	$—	$456,519

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in the loan portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan loss experience, and the Company’s underwriting policies. Effective during the year 2012, the Company modified its method of estimating the allowance for loan losses for non-impaired loans. This modification expanded the historical loss period to twelve rolling quarters, and incorporated historical losses from 2009. For the period ended September 30, 2012, the loss look back period began in the fourth quarter of 2009 and ended with the most recent quarter. Previously the Company utilized historical loss experience based on a rolling eight quarters. This modification, related to the use of an expanded historical loss period, had the effect of increasing the required allowance by approximately $361,000.  The Company believes that, given the recent trend in historical losses, it was prudent to increase the period examined and that the use of a longer look back period of four additional quarters was the more appropriate methodology to capture the inherent risk in the Company’s loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover the probable losses in loans receivable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. The Company also engages a third party credit review consultant to analyze the Company’s loan loss adequacy periodically. In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

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

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, NVB’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet and was $183,000 and $161,000, as of September 30, 2012 and December 31, 2011, respectively.

Management expects modest growth in commercial real estate lending and to a lesser extent commercial, consumer and real estate mortgage lending. As a result, future provisions may be required and the ratio of the allowance for loan losses to loans outstanding may increase to reflect portfolio risk, increasing concentrations, loan type and changes in economic conditions. In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

NOTE 5 – OTHER REAL ESTATE OWNED

The Company had $21,689,000 and $20,106,000 in other real estate owned (“OREO”) at September 30, 2012 and December 31, 2011, respectively. Below is a table with details of the changes in OREO (in thousands):

	September 30,	December 31,
	2012	2011
Beginning balance	$20,106	$25,784
Properties transferred in	7,484	10,454
Sales of property	(4,414)	(12,036)
Loss on sale or writedown of property	(1,487)	(4,096)
Total	$21,689	$20,106

The following table presents the components of OREO expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Operating expenses	$79	$121	$306	$504
Provision for losses	749	459	1,310	1,890
Net, (gain)loss on disposal	(11)	297	177	112
Total OREO expense	$817	$877	$1,793	$2,506

NOTE 6 – SUBORDINATED DEBENTURES

On November 9, 2009, for the first time, the Company elected to defer the payment of interest on the Company’s Junior Subordinated Deferrable Interest Debentures Due 2031 (the “2031 Debentures”) issued to North Valley Capital Trust I in 2001; the Company’s Floating Rate Junior Subordinated Debt Securities Due 2033 (the “2033 Debentures”) issued to North Valley Capital Trust II in 2003; the Company’s Floating Rate Junior Subordinated Debt Securities Due 2034 (the “2034 Debentures”) issued to North Valley Capital Trust III in 2004; and the Company’s Junior Subordinated Debt Securities Due 2036 (the “2036 Debentures”) issued to North Valley Capital Statutory Trust IV in 2005. The 2031, 2033, 2034 and 2036 Debentures are administered under the terms and conditions of four separate Indentures and the Company gave notice of deferral to each Indenture Trustee on November 12, 2009.   The Indentures provide generally that the payment of interest is deferrable, at the option of the Company, for up to 20 consecutive quarters (or 10 consecutive semi-annual periods).  Nonpayment of interest for more than 20 consecutive quarters (or 10 semi-annual periods) is an event of default pursuant to which the payment of principal and interest may be accelerated by the Indenture Trustee.

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

The obligation to pay interest on the Debentures is cumulative and will continue to accrue, currently at a variable rate of 3.70% on the 2033 Debentures, a variable rate of 3.25% on the 2034 Debentures and a variable rate of 1.88%, on the 2036 Debentures.  Interest on the remaining debentures is set at variable rates based on the three-month LIBOR, reset and payable quarterly, plus 3.25% for the 2033 Debentures, plus 2.80% for the 2034 Debentures and plus 1.33% for the 2036 Debentures. As of September 30, 2012 and December 31, 2011, the amount of accrued interest payable on the Debentures was $83,000 and $4,854,000, respectively. Subject to regulatory approval, the Company may redeem some or all of the Debentures earlier than their maturity dates.

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

During the quarter ended September 30, 2012, the Company recorded a $3,893,000 income tax benefit, which was the net result of reversing the deferred tax asset valuation allowance of $4,277,000 against the current period tax expense. The deferred tax asset valuation allowance was established in 2010 due to the Company’s prior net operating losses, its inability to meet its financial projections and because of elevated levels of credit losses. To determine if the benefit of its net deferred tax asset will more likely than not be realized, the Company’s management analyzed both positive and negative evidence that may affect the realization of the deferred tax asset. Management of the Company determined that it was more likely than not that all of its net deferred tax asset would be realized based on:

•	The quarter ended September 30, 2012 marked the Company’s eighth consecutive quarter of positive earnings
•	Continued profitability is expected for the foreseeable future
•	At September 2012 classified loans as a percent of total loans were 5.8% as compared to 13.3% as of December 2010
•	At September 2012 nonaccrual loans as a percent of total loans were 2.4% as compared to 3.6% as of December 2010
•	Other real estate owned totaled $21,689,000 at September 2012 compared to $25,784,000 at December 2010
•	Effective April 2012 the supervisory agreement by and among North Valley Bancorp, North Valley Bank, and the Federal Reserve Bank of San Francisco was terminated
•	Implementation of various cost savings measures including reductions in the number of personnel and regulatory approval to consolidate two of its branches during the current quarter; one located in Redding, California and the other in Ukiah, California
•	Approval by the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions allowing North Valley Bank upstream $16.5 million to the Company to pay all deferred interest on its subordinated debentures and to fully redeem its North Valley Capital Trust I subordinated notes in the amount of $10.3 million
•	Redemption of the Company’s North Valley Capital Trust I on July 25, 2012
•	The length of the carryforward period in which the Company has to utilize its net operating losses and tax credits
•	The reduction of nonperforming assets and classified assets significantly reduces the risk associated with future financial projections.

As of September 30, 2012, the net deferred tax asset was $13,470,000. This is compared to a net deferred tax asset of $10,721,000, which included a valuation allowance of $4,227,000, as of December 31, 2011.

NOTE 8 - PENSION PLAN BENEFITS

The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Total contributions paid were $63,000 and $188,000 for the three and nine months ended September 30, 2012 and 2011, respectively. Effective October 1, 2009, the Company entered into an agreement to “freeze” the vested benefits under the North Valley Bancorp Salary Continuation Plan (amended and restated effective January 1, 2007) with each active officer currently participating in the Plan. Each agreement provided that vested accrued benefits under the Plan would remain fixed at the amount determined as of September 30, 2009 until such time as the Board of Directors might elect to recommence accruals. On July 28, 2011, the Board of Directors determined that Plan accruals should recommence, with retroactive effect to September 30, 2009. Components of net periodic benefit cost for the Company’s supplemental nonqualified defined benefit plans for the three and nine months ended September 30, 2012 and 2011 are presented in the following tables (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Components of net periodic benefits cost:	2012	2011	2012	2011
Service cost	$150	$323	$451	$323
Interest cost	84	44	251	196
Prior service amortization	25	42	74	58
Recognized net actuarial loss	10	(2)	30	6
Total components of net periodic cost	$269	$407	$806	$583

	September 30,	December 31,
	2012	2011

Total Liability of Pension Plan Benefits	$7,912	$7,397

NOTE 9 – STOCK-BASED COMPENSATION

Stock Option Plans

At September 30, 2012, the Company had two shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan. A total of 480,050 shares were authorized under all plans at September 30, 2012. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. As provided in the 1998 Employee Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. Pursuant to the 1998 Employee Stock Incentive Plan there were outstanding options to purchase 60,834 shares of Common Stock at September 30, 2012. The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs. Under the 2008 Stock Incentive Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under all plans, options may be exercised over a ten year term. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted after the fourth quarter in 2008 the vesting period is five years. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. The shares of Common Stock reserved for issuance under the 2008 Stock Incentive Plan consisted of 189,330 shares to be issued upon the exercise of options granted and still outstanding as of September 30, 2012 and 219,821 shares reserved for future stock option grants and director stock awards at September 30, 2012. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan are increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Each outside director of the Company is eligible to receive a stock award of 180 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. Each stock award is fully vested when granted to the outside director. On July 26, 2012, the Board of Directors approved the 180 share stock award to each of the eight outside directors (total 1,440 shares) for the year 2012. The Company recognized director stock grant expense in the amount of $19,000 for the quarter ending September 30, 2012, relative to these 1,440 shares awarded to the eight outside directors. The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors. Outstanding options under the plans are exercisable until their expiration.

Stock-based Compensation

There were no options granted for the three month period ended September 30, 2012. There were 65,000 options granted in the three month period ended September 30, 2011. There were 77,908 and 66,000, respectively, options granted for the nine month periods ended September 30, 2012 and 2011. For the three month periods ended September 30, 2012 and 2011, the compensation cost recognized for share based compensation was $69,000 and $45,000, respectively.  For the nine month periods ended September 30, 2012 and 2011, the compensation cost recognized for share based compensation was $158,000 and $105,000, respectively.  At September 30, 2012, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $770,000. This cost is expected to be amortized on a straight-line basis over a weighted average period of approximately 4 years and will be adjusted for subsequent changes in estimated forfeitures. The weighted average grant date fair value of options granted for the nine month period ended September 30, 2012 was $6.28 based on the following assumptions used in a Black-Scholes Merton model. The weighted average grant date fair value of options granted for the three and nine month periods ended September 30, 2011 was $6.09 and $6.07 based on the following assumptions used in a Black-Scholes Merton model.

For nine months ended
September 30, 2012

Weighted average grant date fair value per share of options granted	$6.28
Significant weighted average assumptions used in calculating fair value:
Expected term	6.49 years
Expected annual volatility	58.5%
Expected annual dividend yield	N/A
Risk-free interest rate	1.40%

	For three months ended	For nine months ended
	September 30, 2011	September 30, 2011

Weighted average grant date fair value per share of options granted	$6.09	$6.07
Significant weighted average assumptions used in calculating fair value:
Expected term	7.67 years	7.67 years
Expected annual volatility	53.6%	53.6%
Expected annual dividend yield	N/A	N/A
Risk-free interest rate	2.26%	2.27%

A summary of outstanding stock options follows:

			Weighted
		Weighted	Average
		Average	Remaining	Exercise	Aggregate
		Exercise	Contractual	Price	Intrinsic
	Shares	Price	Term	Range	Value ($000)

Outstanding at January 1, 2012	184,070	$38.55	7 years	$8.99-$103.10	$212

Granted	77,908	$11.13		$9.97-$12.53	$192
Exercised	—	—
Expired or Forfeited	(11,814)	$47.42		$8.99-$103.10	$5

Outstanding at September 30, 2012	250,164	$29.59	7 years	$9.97-$103.10	$399
Fully vested and exercisable at September 30, 2012	101,799	$54.61	5 years	$10.40-$103.10	$41
Options expected to vest	148,365	$12.42	9 years	$9.97-$23.95	$358

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of September 30, 2012. There were no options exercised during the nine month periods ended September 30, 2012 and 2011.

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. Stock options for 249,164 and 184,947 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011, respectively, because they were anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share data)	2012	2011	2012	2011
Calculation of basic earnings per share:
Numerator - net income	$5,351	$1,320	$7,092	$2,238
Denominator -
Weighted average common shares outstanding	6,835	6,833	6,834	6,833
Basic earnings per share	$0.78	$0.19	$1.04	$0.33

Calculation of diluted earnings per share:
Numerator - net income	$5,351	$1,320	$7,092	$2,238
Denominator -
Weighted average common shares outstanding	6,835	6,833	6,834	6,833
Dilutive effect of outstanding options	1	—	1	—
Weighted average common shares outstanding and common stock equivalents	6,836	6,833	6,835	6,833
Diluted earnings per share	$0.78	$0.19	$1.04	$0.33

NOTE 11 – OTHER COMPREHENSIVE INCOME

At September 30, 2012 and 2011, the Company’s other comprehensive income components were as follows (in thousands):

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income:
Unrealized holding gains	$1,471	$(603)	$868	$2,957	$(1,212)	$1,745
Less: reclassification adjustment for realized gains included in net income	697	(286)	411	859	(352)	507
Other comprehensive income on investment securities	774	(317)	457	2,098	(860)	1,238
Adjustment on pension plan	34	(14)	20	—	—	—
Total other comprehensive income	$808	$(331)	$477	$2,098	$(860)	$1,238

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income:
Unrealized holding gains	$5,279	$(2,164)	$3,115	$8,355	$(3,425)	$4,930
Less: reclassification adjustment for realized gains included in net income	1,656	(679)	977	849	(348)	501
Other comprehensive income on investment securities	3,623	(1,485)	2,138	7,506	(3,077)	4,429
Adjustment on pension plan	103	(42)	61	—	—	—
Total other comprehensive income	$3,726	$(1,527)	$2,199	$7,506	$(3,077)	$4,429

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position, results of its operations or its cash flows.

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $4,581,000 and $4,946,000 at September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012, commercial and consumer lines of credit and real estate loans of approximately $48,739,000 and $33,651,000, respectively, were undisbursed.  At December 31, 2011, commercial and consumer lines of credit and real estate loans of approximately $45,033,000 and $41,077,000, respectively, were undisbursed.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to real estate projects and inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Most of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2012 and December 31, 2011. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. At September 30, 2012, the Company had a reserve for unfunded commitments of $183,000.

A large portion of the loan portfolio of the Company is collateralized by real estate. At September 30, 2012, real estate served as the principal source of collateral with respect to approximately 81% of the Company’s loan portfolio. At September 30, 2012, real estate construction loans totaled $25,232,000, or 5% of the total loan portfolio, commercial loans secured by real estate totaled $290,478,000, or 59% of the total loan portfolio, and real estate mortgage loans totaled $80,897,000, or 17% of the total loan portfolio. A further decline in the state and national economy, in general, combined with further deterioration in real estate values in the Company’s primary operating market areas, would have an adverse effect on the value of real estate as well as other collateral securing loans, plus the ability of certain borrowers to repay their outstanding loans and the overall demand for new loans, and this could have a material impact on the Company’s financial position, results of operations or its cash flows.

NOTE 13 – FAIR VALUE MEASUREMENTS

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Quoted prices in active markets for identical assets (Level 1): Inputs that are quoted unadjusted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An active market for the asset is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Significant other observable inputs (Level 2): Inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity including quoted prices for similar assets or liabilities, quoted prices for securities in inactive markets and inputs derived principally from, or corroborated by, observable market data by correlation or other means.

•	Significant unobservable inputs (Level 3): Inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents assets measured at fair value on a recurring basis (in thousands).

	As of September 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$15,092	$—	$15,092	$—
Obligations of state and political subdivisions	11,496	—	11,496	—
Government sponsored agency mortgage-backed securities	264,847	—	264,847	—
Corporate debt securities	4,440	—	4,440	—
Equity securities	3,150	—	3,150	—
	$299,025	$—	$299,025	$—

	At December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$15,234	$—	$15,234	$—
Obligations of state and political subdivisions	14,455	—	14,455	—
Government sponsored agency mortgage-backed securities	275,204	—	275,204	—
Corporate debt securities	4,232	—	4,232	—
Equity securities	3,080	—	3,080	—
	$312,205	$—	$312,205	$—

Fair values for available-for-sale investment securities are based on quoted market prices for similar securities at September 30, 2012 and December 31, 2011. During the quarter ended September 30, 2012, there were no transfers between Levels 1, 2 and 3.

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

					Total Losses/(Gains)
	As of September 30, 2012				For three months ended September 30,		For nine months ended September 30,
	Fair Value	Level 1	Level 2	Level 3	2012	2011	2012	2011
Impaired loans:
Real estate - commercial	$2,856	$—	$—	$2,856	$431	$479	$1,887	$1,012
Real estate - construction	—	—	—	—	—	241	—	241
Real estate - mortgage	757	—	—	757	76	92	149	222
OREO:
Real estate - commercial	271	—	—	271	92	125	92	315
Real estate - construction	4,009	—	—	4,009	657	199	790	869
Real estate - mortgage	184	—	—	184	—	135	140	167
Total assets measured at fair value on a nonrecurring basis	$8,077	$—	$—	$8,077	$1,256	$1,271	$3,058	$2,826

					Total Losses
	As of December 31, 2011				Twelve months ended
	Fair Value	Level 1	Level 2	Level 3	December 31, 2011

Impaired loans:
Commercial	$1,338	$—	$—	$1,338	$324
Real estate - commercial	4,811	—	—	4,811	1,138
Real estate - construction	5,223	—	—	5,223	504
Real estate - mortgage	268	—	—	268	37
Installment	37	—	—	37	13
OREO:
Real estate - commercial	1,270	—	—	1,270	253
Real estate - construction	14,575	—	—	14,575	2,645
Real estate - mortgage	1,276	—	—	1,276	34
Total assets measured at fair value on a nonrecurring basis	$28,798	$—	$—	$28,798	$4,948

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2012 (in thousands)

	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

Impaired loans:
Real estate - commercial	$2,856	Comparable sales approach	Discount adjustment for differences between comparable sales	6%	to	11%	(9%)
Real estate - construction	—	Comparable sales approach	Discount adjustment for differences between comparable sales	2%	to	3%	(3%)
Real estate - mortgage	757	Comparable sales approach	Discount adjustment for differences between comparable sales	6%	to	11%	(9%)
OREO:
Real estate - commercial	271	Comparable sales approach	Discount adjustment for differences between comparable sales	6%	to	11%	(9%)
Real estate - construction	4,009	Comparable sales approach	Discount adjustment for differences between comparable sales	0%	to	6%	(6%)
Real estate - mortgage	184	Comparable sales approach	Discount adjustment for differences between comparable sales	6%	to	11%	(9%)

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

The following assumptions were used as of September 30, 2012 and December 31, 2011 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

		Fair Value Measurements at
		September 30, 2012 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$19,436	$19,436	$—	$—	$19,436
Federal funds sold	405	405	—	—	405
Time deposits at other financial institutions	2,210	2,210	—	—	2,210
FHLB, FRB and other securities	8,313	—	—	—	N/A
Securities:
Available-for-sale	299,025	—	299,025	—	299,025
Held-to-maturity	6	—	6	—	6
Loans	478,473	—	—	499,040	499,040
Accrued interest receivable	2,296	—	773	1,523	2,296

FINANCIAL LIABILITIES
Deposits:
Nonmaturity deposits	$581,135	$581,135	$—	$—	$581,135
Time deposits	177,341	—	177,929	—	177,929
Subordinated debentures	21,651	—	—	9,315	9,315
Accrued interest payable	145	5	57	83	145

	December 31, 2011
	Carrying	Fair
	Amount	Value
FINANCIAL ASSETS
Cash and due from banks	$18,758	$18,758
Federal funds sold	40,210	40,210
Time deposits at other financial institutions	1,959	1,959
FHLB, FRB and other securities	8,044	N/A
Securities:
Available-for-sale	312,205	312,205
Held-to-maturity	6	6
Loans	443,559	461,205
Accrued interest receivable	2,557	2,557

FINANCIAL LIABILITIES
Deposits	$766,239	$767,487
Subordinated debentures	31,961	21,420
Accrued interest payable	4,998	4,998

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

Share Based Compensation. At September 30, 2012, the Company had two stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan, which are described more fully in Note 9 to the Notes to Condensed Consolidated Financial Statements. Compensation cost is recognized on all share-based payments over the requisite service periods of the awards based on the grant-date fair value of the options determined using the Black-Scholes-Merton based option valuation model. Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. For further information on the computation of the fair value of share-based payments, see Note 9 to the Notes to Condensed Consolidated Financial Statements in Item I above.

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

The Company evaluates deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results. The Company is required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. Future adjustments to the deferred tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of net deferred tax assets. The realization of deferred tax assets ultimately depends on the existence of sufficient taxable income in the carry back and carry forward periods under the tax law. Due to the Company’s cumulative tax losses in 2009 and 2010, it was determined to establish a partial valuation allowance in 2010 of $4,500,000 to reflect the portion of the deferred tax assets that the Company determined to be more likely than not that it will not be realized. During the quarter ended December 31, 2011, the Company reversed the Federal portion of its valuation allowance in the amount of $223,000, and in the quarter ended September 30, 2012, the Company eliminated the remaining valuation allowance of $4,277,000.

To determine if the benefit of its net deferred tax asset will more likely than not be realized, the Company’s management analyzed both positive and negative evidence that may affect the realization of the deferred tax asset. Management of the Company determined that it was more likely than not that all of its net deferred tax asset would be realized based on:

•	The quarter ended September 30, 2012 marked the Company’s eighth consecutive quarter of positive earnings
•	Continued profitability is expected for the foreseeable future
•	At September 2012 classified loans as a percent of total loans were 5.8% as compared to 13.3% as of December 2010
•	At September 2012 nonaccrual loans as a percent of total loans were 2.4% as compared to 3.6% as of December 2010
•	Other real estate owned totaled $21,689,000 at September 2012 compared to $25,784,000 at December 2010
•	Effective April 2012 the supervisory agreement by and among North Valley Bancorp, North Valley Bank, and the Federal Reserve Bank of San Francisco was terminated
•	Implementation of various cost savings measures including reductions in the number of personnel and regulatory approval to consolidate two of its branches during the current quarter; one located in Redding, California and the other in Ukiah, California
•	Approval by the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions allowing North Valley Bank upstream $16.5 million to the Company to pay all deferred interest on its subordinated debentures and to fully redeem its North Valley Capital Trust I subordinated notes in the amount of $10.3 million

•	Redemption of the Company’s North Valley Capital Trust I on July 25, 2012
•	The length of the carryforward period in which the Company has to utilize its net operating losses and tax credits
•	The reduction of nonperforming assets and classified assets significantly reduces the risk associated with future financial projections.

As of September 30, 2012, the net deferred tax asset was $13,470,000. This is compared to a net deferred tax asset of $10,721,000, which included a valuation allowance of $4,227,000, as of December 31, 2011.

Business Organization

North Valley Bancorp (the “Company”) is a California corporation and a bank holding company for North Valley Bank, a California state-chartered, Federal Reserve member bank (“NVB”). NVB operates out of its main office located at 300 Park Marina Circle, Redding, California 96001, with twenty-four branches, including two supermarket branches in eight counties in Northern California. As previously reported, the Board of Directors of NVB approved the filing of regulatory applications, the sending of customer notices, and all other actions required in order to close and consolidate two offices of North Valley Bank. The Bank will not extend the lease for its branch office located in Ukiah, California, due to expire in April 2013, and the Bank will close its branch office located at 2930 Bechelli Lane, Redding, California. The Bank has now received regulatory approval to proceed and the Bank plans to close both branches prior to the end of 2012. The Company views its service area as having four distinct markets: the Redding market, the Coastal market, the I-80 Corridor market and the Santa Rosa market.

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

Overview

Financial Results

(in thousands except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net interest income	$7,713	$7,847	$22,434	$23,811
Provision for loan losses	700	400	2,100	2,650
Noninterest income	4,204	4,012	12,150	10,648
Noninterest expense	9,759	9,597	28,643	28,803
(Benefit) provision for income taxes	(3,893)	542	(3,251)	768
Net income	$5,351	$1,320	$7,092	$2,238

Per Share Amounts
Basic and Diluted Income Per Share	$0.78	$0.19	$1.04	$0.33

Annualized Return on Average Assets	2.32%	0.58%	1.04%	0.33%
Annualized Return on Average Equity	22.59%	5.85%	10.23%	3.45%

The Company had net income of $5,351,000, or $0.78 per diluted share, and $7,092,000, or $1.04 per diluted share for the three and nine months ended September 30, 2012, respectively. Net income for the three and nine months ended September 30, 2012 included a $4,277,000 elimination of the deferred tax asset valuation allowance. This compares to net income of $1,320,000, or $0.19 per diluted share, and $2,238,000, or $0.33 per diluted share for the three and nine months ended September 30, 2011. The increase in net income before taxes for three and nine months ended September 30, 2012 compared to the net income for three and nine months ended September 30, 2011 was primarily attributed to gains on sale of securities and an increase in gains on real estate loans. Noninterest expense decreased for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 due to other real estate owned expense and FDIC assessment decreases offset by higher salaries and benefit costs.

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

Results of Operations

Net Interest Income and Net Interest Margin (fully taxable equivalent basis)

Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $67,000 and $81,000 in taxable-equivalent interest income on tax-free investments for the three month periods ended September 30, 2012 and 2011, respectively.

Net interest income for the three months ended September 30, 2012 was $7,780,000, a $148,000, or 1.9%, decrease from net interest income of $7,928,000 for the same period in 2011. Interest income decreased $825,000, or 8.9%, to $8,493,000 for the three month period ended September 30, 2012 due primarily to a decrease in yields on average investments and average loans. The Company had foregone interest income for the loans placed on nonaccrual status of $138,000 during the three months ended September 30, 2012 compared to $89,000 for the same period in 2011. The average loans outstanding during the three months ended September 30, 2012 increased $1,184,000, or 0.2%, to $475,600,000. This higher loan volume increased interest income by $18,000. The average yield earned on the loan portfolio decreased 41 basis points to 5.56% for the three months ended September 30, 2012. This decrease in yield decreased interest income by $489,000. The total decrease in interest income from the loan portfolio was $471,000. The average balance of the investment portfolio increased $29,759,000, or 10.1%, which accounted for a $179,000 increase in interest income and a decrease in average yield of the investment portfolio of 69 basis points reduced interest income by $521,000.

Interest expense for the three months ended September 30, 2012 decreased $677,000, or 48.7%, to $713,000 compared to the same period in 2011. The largest decrease to interest expense was attributed to the reduction in average balances in time deposit accounts which decreased $26,719,000 as the average rates paid on these accounts decreased 45 basis points to 0.72% and reduced interest expense by $209,000 while a decrease in the average balances of these accounts decreased interest expense by $78,000. The average rate paid on savings and money market accounts decreased 25 basis points to 0.18% for the three month period ended September 30, 2012 compared to 0.43% for the same period in 2011, resulting in a decrease in interest expense of $144,000. This decrease was offset partially by higher average balances in transaction accounts of $16,821,000, resulting in an $8,000 increase in interest expense. On July 25, 2012, the Company redeemed, in full, its North Valley Capital Trust I subordinated notes, in the amount of $10,310,000, bearing an interest rate of 10.25%. The redemption decreased interest expense by $207,000.

The net interest margin for the three months ended September 30, 2012 decreased 12 basis points to 3.78% from 3.90% for the same period in 2011 and an 11 basis point increase from the 3.67% net interest margin for the linked quarter ended June 30, 2012.

The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates

(Dollars in thousands)

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$17,770	0.22%	$10	$38,076	0.23%	$22
Investment securities:
Taxable	311,736	2.06%	1,622	279,548	2.73%	1,924
Tax exempt (1)	11,663	6.74%	198	14,092	6.70%	238
Total investments	323,399	2.23%	1,820	293,640	2.92%	2,162
Loans (2)(3)	475,600	5.56%	6,663	474,416	5.97%	7,134
Total earning assets	816,769	4.13%	8,493	806,132	4.59%	9,318

Nonearning assets	107,942			106,699
Allowance for loan losses	(11,472)			(14,379)
Total nonearning assets	96,470			92,320

Total assets	$913,239			$898,452

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Transaction accounts	$180,431	0.05%	$24	$163,610	0.18%	$76
Savings and money market	226,630	0.18%	103	221,669	0.43%	242
Time certificates	184,802	0.72%	335	211,521	1.17%	622
Other borrowed funds	35,172	2.83%	251	31,961	5.59%	450
Total interest bearing liabilities	627,035	0.45%	713	628,761	0.88%	1,390
Demand deposits	168,658			161,939
Other liabilities	23,589			18,306
Total liabilities	819,282			809,006
Stockholders’ equity	93,957			89,446
Total liabilities and stockholders’ equity	$913,239			$898,452
Net interest income			$7,780			$7,928
Net interest spread		3.68%			3.71%
Net interest margin		3.78%			3.90%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2)	Loans on nonaccrual status have been included in the computations of averages balances.
(3)	Includes loan fees of $113 and $38 for the three months ended September 30, 2012 and 2011, respectively.

Net interest income for the nine months ended September 30, 2012 was $22,646,000, a $1,408,000, or 5.9%, decrease from net interest income of $24,054,000 for the same period in 2011. Interest income decreased $2,842,000, or 10%, to $25,667,000 for the nine months ended September 30, 2012 due primarily to a decrease in average loans. The Company had foregone interest income for the loans placed on nonaccrual status of $495,000 during the nine months ended September 30, 2012 compared to $824,000 for the same period in 2011. The average loans outstanding during the nine months ended September 30, 2012 decreased $30,866,000, or 6.3%, to $458,826,000. This lower loan volume decreased interest income by $1,385,000. The average yield earned on the loan portfolio decreased 35 basis points to 5.65% for the nine months ended September 30, 2012. This decrease in yield decreased interest income by $1,136,000. The total decrease in interest income from the loan portfolio was $2,521,000. The average balance of the investment portfolio increased $32,868,000, or 11.2%, which accounted for a $622,000 increase in interest income and a decrease in average yield of the investment portfolio of 44 basis points reduced interest income by $961,000.

Interest expense for the nine months ended September 30, 2012 decreased $1,434,000, or 32.2%, to $3,021,000 compared to the same period in 2011. The largest decrease in interest expense was in time deposit accounts which decreased $16,667,000 as the average rates paid on these accounts decreased 37 basis points to 0.88% and reduced interest expense by $552,000 while a decrease in the average balances of these accounts decreased interest expense by $156,000. The average rate paid on savings and money market accounts decreased 25 basis points to 0.22% for the nine month period ended September 30, 2012 compared to 0.47% for the same period in 2011, resulting in a decrease to interest expense of $405,000. This decrease was offset partially by higher average balances in transaction accounts of $15,585,000, resulting in a $22,000 increase in interest expense.

The net interest margin for the nine months ended September 30, 2012 decreased 30 basis points to 3.70% from 4.00% for the same period in 2011. The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated (these items have been adjusted to give effect to $212,000 and $243,000 in taxable-equivalent interest income on tax-free investments for the nine month periods ended September 30, 2012 and 2011, respectively):

Schedule of Average Daily Balance and Average Yields and Rates

(Dollars in thousands)

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$31,207	0.23%	$55	$21,394	0.23%	$37
Investment securities:
Taxable	313,546	2.35%	5,532	278,685	2.77%	5,776
Tax exempt (1)	12,290	6.75%	623	14,283	6.72%	718
Total investments	325,836	2.52%	6,155	292,968	2.96%	6,494
Loans (2)(3)	458,826	5.65%	19,457	489,692	6.00%	21,978
Total earning assets	815,869	4.19%	25,667	804,054	4.74%	28,509

Nonearning assets	108,588			106,369
Allowance for loan losses	(12,071)			(14,669)
Total nonearning assets	96,517			91,700

Total assets	$912,386			$895,754

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Transaction accounts	$178,725	0.08%	$105	$163,140	0.19%	$233
Savings and money market	223,022	0.22%	373	220,911	0.47%	771
Time certificates	199,983	0.88%	1,322	216,650	1.25%	2,030
Other borrowed funds	33,076	4.92%	1,221	31,961	5.94%	1,421
Total interest bearing liabilities	634,806	0.63%	3,021	632,662	0.94%	4,455
Demand deposits	161,464			157,923
Other liabilities	23,751			18,426
Total liabilities	820,021			809,011
Stockholders’ equity	92,365			86,743
Total liabilities and stockholders’ equity	$912,386			$895,754
Net interest income			$22,646			$24,054
Net interest spread		3.56%			3.80%
Net interest margin		3.70%			4.00%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2)	Loans on nonaccrual status have been included in the computations of averages balances.
(3)	Includes loan fees of $240 and $193 for the nine months ended September 30, 2012 and 2011, respectively.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate
(Dollars in thousands)	Three months ended September 30, 2012			Nine months ended September 30, 2012
	compared with			compared with
	Three months ended September 30, 2011			Nine months ended September 30, 2011
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
Interest Income
Interest on Federal funds sold	$(12)	$—	$(12)	$17	$1	$18
Interest on investments:
Taxable securities	220	(522)	(302)	722	(966)	(244)
Tax exempt securities (1)	(41)	1	(40)	(100)	5	(95)
Total investments	179	(521)	(342)	622	(961)	(339)
Interest on loans	18	(489)	(471)	(1,385)	(1,136)	(2,521)
Total interest income	185	(1,010)	(825)	(746)	(2,096)	(2,842)

Interest Expense
Transaction accounts	$8	$(60)	$(52)	$22	$(150)	$(128)
Savings and money market	5	(144)	(139)	7	(405)	(398)
Time deposits	(78)	(209)	(287)	(156)	(552)	(708)
Other borrowed funds	45	(244)	(199)	50	(250)	(200)
Total interest expense	(20)	(657)	(677)	(77)	(1,357)	(1,434)

Total change in net interest income	$205	$(353)	$(148)	$(669)	$(739)	$(1,408)

(1) Taxable equivalent

Provision for Loan Losses

The provision for loan losses reflects changes in the credit quality of the entire loan portfolio. The provision for loan losses is recorded to bring the allowance for loan losses and the reserve for unfunded commitments to amounts considered appropriate by management based on factors which are discussed under “Allowance for Loan Losses” starting on page 39.

The Company recorded provisions for loan losses of $700,000 and $2,100,000 for the three and nine months ended September 30, 2012, respectively, compared to provisions for loan losses of $400,000 and $2,650,000 for the three and nine months ended September 30, 2011, respectively. The process for determining allowance adequacy and the resultant provision for loan losses includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic environment and activity. The decision to record the $2,100,000 provision for the nine months ended September 30, 2012 reflects management’s assessment of the overall adequacy of the allowance for loan losses including the consideration of the level of nonperforming loans and the overall effect of the slowing economy, particularly in real estate. Management believes that the current level of allowance for loan losses as of September 30, 2012 of $11,427,000, or 2.3% of total loans, is adequate at this time. The allowance for loan losses was $12,656,000, or 2.8% of total loans, at December 31, 2011. For further information regarding our allowance for loan losses, see “Allowance for Loan Losses” starting on page 39.

Noninterest Income

The following table is a summary of the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service charges on deposit accounts	$1,086	$1,205	$3,274	$3,543
Other fees and charges	1,102	1,204	3,620	3,483
Increase in cash value of life insurance	340	394	1,023	1,075
Gain on sale of loans	769	182	1,858	957
Gain on sales or calls of securities, net	697	859	1,656	849
Other	210	168	719	741
Total	$4,204	$4,012	$12,150	$10,648

Noninterest income for the quarter ended September 30, 2012 increased $192,000, or 4.8%, to $4,204,000 compared to $4,012,000 for the same period in 2011. The increase was primarily attributed to gain on sale of loans of $769,000. Of the $769,000 gain on sale of loans for the third quarter of 2012, the sale of mortgage loans was $733,000 and the sale of SBA loans was $36,000 compared to the sale of mortgage loans of $182,000 for the third quarter of 2011. Service charges on deposits decreased by $119,000 to $1,086,000 for the third quarter of 2012 compared to $1,205,000 for the same period in 2011. All other sources of fees and charges decreased by $102,000 to $1,102,000 for the third quarter of 2012 compared to $1,204,000 for the third quarter of 2011. The Company had a $697,000 gain on sale of securities for the quarter ended September 30, 2012, a decrease of $162,000 compared to $859,000 for the same period in 2011.

Noninterest income for the nine months ended September 30, 2012 increased $1,502,000, or 14.1%, to $12,150,000 compared to $10,648,000 for the same period in 2011. The increase was primarily attributed to gain on sale of loans of $1,858,000. Of the $1,858,000 gain on sale of loans for the period ended September 30, 2012, the sale of mortgage loans was $1,716,000 and the sale of SBA loans was $142,000 compared to the sale of mortgage loans of $277,000 and the sale of SBA loans of $680,000 for the same period in 2011. Service charges on deposits decreased by $269,000 to $3,274,000 for the period ended September 30, 2012 compared to $3,543,000 for the same period in 2011. All other sources of fees and charges increased by $137,000 to $3,620,000 for the period ended September 30, 2012 compared to $3,483,000 for the same period in 2011. The Company had a $1,656,000 gain on sale of securities for the period ended September 30, 2012, an increase of $807,000 compared to $849,000 for the same period in 2011.

Noninterest Expense

The following table is a summary of the Company’s noninterest expense for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Salaries and employee benefits	$5,005	$4,702	$15,113	$13,894
Occupancy expense	651	732	1,911	2,124
Other real estate owned expense	817	877	1,793	2,506
Data processing	633	619	1,882	1,828
FDIC and state assessments	212	294	701	1,040
Professional services	331	250	952	858
ATM and on-line banking	159	309	620	892
Furniture and equipment expense	237	229	709	819
Marketing expense	120	137	453	429
Director expense	180	117	478	333
Loan expense	282	89	627	313
Printing and supplies	122	159	362	430
Postage	117	120	361	409
Operations expense	142	197	382	506
Messenger	112	156	340	456
Amortization of intangibles	36	36	109	109
Other	603	574	1,850	1,857
Total	$9,759	$9,597	$28,643	$28,803

Noninterest expense increased $162,000, or 1.7%, to $9,759,000 for the third quarter of 2012 from $9,597,000 for the third quarter in 2011. Salaries and employee benefits increased $303,000, for the third quarter of 2012 compared to the third quarter of 2011 due primarily due to the hiring of production personnel and the development of production incentive plans. Occupancy and furniture and equipment expense decreased $73,000 for the third quarter of 2012 compared to the third quarter of 2011 due to a decrease in depreciation and rent expense as a result of facilities consolidation initiatives completed in 2011. OREO expense decreased $60,000 to $817,000, for the third quarter of 2012 compared to $877,000 for the same period in 2011, and FDIC and state assessments decreased $82,000 to $212,000 for the third quarter of 2012, compared to $294,000 for the same period in 2011, as a result of the termination of the regulatory agreements previously discussed as well as a change in FDIC insurance assessment methodology, which changed the assessment base from total deposits to average total assets less tangible capital. All other expenses increased $74,000 to $2,837,000 for the third quarter 2012 compared to $2,763,000 for the same period in 2011.

Noninterest expense decreased $160,000, or 0.6%, to $28,643,000 for the nine months ended September 30, 2012 from $28,803,000 for the same period in 2011. Salaries and employee benefits increased $1,219,000, for the nine months ended September 30, 2012 compared to the same period in 2011 due primarily due to the hiring of production personnel and the development of production incentive plans. Occupancy and furniture and equipment expense decreased $323,000 for the nine months ended September 30, 2012 compared to the same period in 2011 due to a decrease in depreciation and rent expense as a result of facilities consolidation initiatives completed in 2011. OREO expense decreased $713,000 to $1,793,000, for the nine months ended September 30, 2012 compared to $2,506,000 for the same period in 2011, and FDIC and state assessments decreased $339,000 to $701,000 for the nine months ended September 30, 2012, compared to $1,040,000 for the same period in 2011, as a result of the termination of the regulatory agreements previously discussed as well as a change in FDIC insurance assessment methodology, which changed the assessment base from total deposits to average total assets less tangible capital. All other expenses decreased $4,000 to $8,416,000 for the nine months ended September 30, 2012 compared to $8,420,000 for the same period in 2011.

On November 7, 2012, based on the recommendations of the Compensation Committee and as authorized and approved by the Board of Directors, the Company entered into amended and restated employment agreements with the following executive officers of the Company: Michael J. Cushman, President and Chief Executive Officer; Kevin R. Watson, Executive Vice President and Chief Financial Officer; Scott R. Louis, Executive Vice President and Chief Operating Officer; Roger D. Nash, Executive Vice President and Chief Credit Officer; Gary S. Litzsinger, Executive Vice President and Chief Risk Officer; and Leo J. Graham, General Counsel and Corporate Secretary. Copies of the amended and restated employment agreements are attached to this report as Exhibits 99.195 through 99.200 and are incorporated here by reference. These amended and restated employment agreements substantially confirm the terms and provisions of the individual employment and compensation arrangements already in effect between the Company and each of these executive officers. They supersede and replace the Employment Agreement signed with Michael J. Cushman in 2001, the Employment Agreement signed with Kevin R. Watson in 2006; the Employment Agreements signed with Messrs. Louis, Nash and Litzsinger in 2005; and the Employment Agreement signed with Leo J. Graham in 2004 and revised in 2006.

Among other matters, the above-described amended and restated employment agreements have confirmed the following:

(a)	The term of employment for each of Messrs. Cushman, Watson, Louis, Nash, Litzsinger and Graham commences on November 7, 2012 and will expire on December 13, 2013. The term will be automatically extended for additional one year periods, starting on December 31, 2013 and annually thereafter, unless the executive officer or the Company gives the other a notice of non-renewal at least 60 days prior to the end of the term or extended term.

(b)	As noted in the Compensation Committee Report contained in the proxy statement for the 2012 annual meeting of shareholders, the Compensation Committee recommended and the Board of Directors approved a 5 percent increase in executive salaries, effective March 1, 2012 (executive salaries had not changed since 2008). Those salaries are reflected in the amended and restated employment agreements, subject to annual review and potential adjustment by the Compensation Committee and the Board of Directors.

(c)	If the Company terminates the employment agreement for Mr. Cushman without cause or by giving notice of non-renewal, Mr. Cushman will be entitled to receive severance pay equal to two years’ base salary as then in effect; and if the Company terminates the employment agreement for Mr. Watson, Mr. Louis, Mr. Nash, Mr. Litzsinger or Mr. Graham, without cause or by giving notice of non-renewal, the executive officer so terminated will be entitled to receive severance pay equal to one year’s base salary as then in effect. However, in the event such a termination occurs in connection with a “change in control,” as defined in the Company’s Salary Continuation Plan and the Company’s Executive Deferred Compensation Plan (each amended and restated effective January 1, 2007), the amount of severance pay due an executive officer under his amended and restated employment agreement may, under certain circumstances, be subject to reduction, on a dollar for dollar basis, by the change in control benefits paid to him under those Plans.

(d)	Additional amendments to the employment agreements were adopted by the Board of Directors in response to and consistent with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, as added by the American Jobs Creation Act of 2004, and the United States Treasury regulations and guidance in connection with Section 409A.

The foregoing summary of the amended and restated employment agreements is qualified in its entirety by reference to the individual agreements signed between the Company and the executive officers, copies of which are filed as Exhibits 99.195 to 99.200 to this report.

Income Taxes

The Company recorded a benefit for income taxes for the quarter ended September 30, 2012 of $3,893,000, compared to a provision for income taxes of $542,000, or an effective tax rate of 29.1%, for the quarter ended September 30, 2011. The benefit for income taxes included a $4,277,000 elimination of the deferred tax asset valuation allowance for the three and nine month periods ended September 30, 2012. The benefit for income taxes for the nine month period ended September 30, 2012 was $3,251,000, compared to a provision for income taxes of $768,000, or an effective tax rate of 25.5%, for the same period in 2011. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated “Enterprise Zones”.

The Company evaluates deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results. The Company is required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. Future adjustments to the deferred tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of net deferred tax assets. The realization of deferred tax assets ultimately depends on the existence of sufficient taxable income in the carry back and carry forward periods under the tax law. Due to the Company’s cumulative tax losses in 2009 and 2010, it was determined to establish a partial valuation allowance in 2010 of $4,500,000 to reflect the portion of the deferred tax assets that the Company determined to be more likely than not that it will not be realized. During the quarter ended December 31, 2011, the Company reversed the Federal portion of its valuation allowance in the amount of $223,000, and in the quarter ended September 30, 2012, the Company eliminated the remaining valuation allowance of $4,277,000.

The deferred tax assets will continue to be analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly.

Financial Condition as of September 30, 2012 As Compared to December 31, 2011

Overview

Total assets at September 30, 2012 decreased $10,415,000, or 1.2%, to $894,551,000, compared to $904,966,000 at December 31, 2011. Loans, net of deferred loan fees, increased $33,685,000, or 7.4%, to $489,900,000 at September 30, 2012 from $456,215,000 at December 31, 2011. Investment securities decreased $13,180,000, or 4.2%, to $299,031,000 at September 30, 2012 from $312,211,000 at December 31, 2011, and Federal funds sold decreased to $405,000 at September 30, 2012 from $40,210,000 at December 31, 2011. The decrease in Federal funds sold was due primarily to an increase in loans, net of deferred loan fees, for the nine months ended September 30, 2012. Deposits decreased $7,763,000, or 1.0%, from December 31, 2011 to $758,476,000 at September 30, 2012.

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

Loans, the Company’s major component of earning assets, increased $32,738,000 during the nine months ended September 30, 2012 to $489,257,000 at September 30, 2012 from $456,519,000 at December 31, 2011. Real estate mortgage loans increased by $33,535,000 and real estate commercial loans increased by $13,834,000 while commercial loans decreased by $8,073,000, installment loans decreased by $3,615,000 and real estate construction loans decreased by $2,231,000. The increase in real estate – mortgage loans was due to the purchase of $33,325,000 of jumbo residential mortgages during the quarter ended September 30, 2012. The remaining loan categories remained relatively unchanged from their December 31, 2011 balances.

The Company’s average loan to deposit ratio was 62.5% for the quarters ended September 30, 2012 and 2011.

Major classifications of loans are summarized as follows (in thousands):

	September 30,	December 31,
	2012	2011
Commercial	$38,087	$46,160
Real estate - commercial	290,478	276,644
Real estate - construction	25,232	27,463
Real estate - mortgage	80,897	47,362
Installment	7,310	10,925
Other	47,253	47,965
Gross loans	489,257	456,519
Deferred loan fees, net	643	(304)
Allowance for loan losses	(11,427)	(12,656)
Total loans, net	$478,473	$443,559

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

The Company did not recognize any interest income on impaired loans for the three and nine month periods ending September 30, 2012 and 2011. The following table presents impaired loans exclusive of deferred loan fees and costs and the related allowance for loan losses as of the dates indicated (in thousands):

	As of September 30, 2012			As of December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no allocated allowance
Commercial	$800	$800	$—	$—	$—	$—
Real estate - commercial	5,711	6,130	—	1,502	1,556	—
Real estate - construction	1,760	1,810	—	4,128	4,153	—
Real estate - mortgage	692	737	—	643	751	—
Installment	109	123	—	70	75	—
Other	275	282	—	88	91	—
Subtotal	9,347	9,882	—	6,431	6,626	—

With allocated allowance
Commercial	—	—	—	1,788	1,849	450
Real estate - commercial	1,952	1,952	417	4,496	5,302	606
Real estate - construction	—	—	—	5,312	5,312	504
Real estate - mortgage	274	274	50	295	314	37
Installment	—	—	—	37	39	13
Other	—	—	—	—	—	—
Subtotal	2,226	2,226	467	11,928	12,816	1,610
Total Impaired Loans	$11,573	$12,108	$467	$18,359	$19,442	$1,610

The following table presents the average balance related to impaired loans for the period indicated (in thousands):

	Average Recorded Investment		Average Recorded Investment
	for the three months ended		for the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Commercial	$938	$2,356	$1,043	$2,388
Real estate - commercial	7,780	5,523	7,942	5,560
Real estate - construction	1,766	3,423	1,780	3,422
Real estate - mortgage	986	1,291	1,006	1,302
Installment	123	111	133	112
Other	277	113	287	113
Total	$11,870	$12,817	$12,191	$12,897

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

Nonperforming assets are summarized as follows (in thousands):

	September 30,	December 31,
	2012	2011
Nonaccrual loans	$11,573	$18,359
Loans past due 90 days or more and still accruing interest	6	52
Total nonperforming loans	11,579	18,411
Other real estate owned	21,689	20,106
Total nonperforming assets	$33,268	$38,517

Nonaccrual loans to total gross loans	2.36%	4.02%
Nonperforming loans to total gross loans	2.36%	4.04%
Total nonperforming assets to total assets	3.72%	4.26%

At September 30, 2012 and December 31, 2011, the recorded investment in nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) was approximately $11,579,000 and $18,411,000, respectively. The Company had $467,000 of specific allowance for loan losses on impaired loans of $2,226,000 at September 30, 2012 as compared to $1,610,000 of specific allowance for loan losses on impaired loans of $11,928,000 at December 31, 2011. Nonperforming assets (nonperforming loans and OREO) totaled $33,268,000 at September 30, 2012, a decrease of $5,249,000 from the total at December 31, 2011.

If interest on nonaccrual loans had been accrued, such income would have approximated $495,000 and $824,000, respectively for the nine month periods ended September 30, 2012 and 2011.

At September 30, 2012 there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

The composition of nonaccrual loans as of September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011 was as follows (in thousands):

	September		June		March		December
	2012		2012		2012		2011
		% of		% of		% of		% of
	Amount	total	Amount	total	Amount	total	Amount	total
Commercial	$800	6.9%	$1,113	6.7%	$1,174	7.5%	$1,788	9.7%
Real estate - commercial	7,663	66.2%	5,945	35.8%	4,390	28.1%	5,998	32.7%
Real estate - construction	1,760	15.2%	8,381	50.4%	8,869	56.7%	9,440	51.4%
Real estate - mortgage	966	8.3%	941	5.7%	905	5.8%	938	5.1%
Installment	109	0.9%	136	0.8%	159	1.0%	107	0.6%
Other	275	2.4%	111	0.7%	137	0.9%	88	0.5%
Total nonaccrual loans	$11,573	100.0%	$16,627	100.0%	$15,634	100.0%	$18,359	100.0%

At September 30, 2012, nonaccrual real-estate-construction loans totaled $1,760,000, or 15.2%, of the nonaccrual loans. There are five loans that make up the balance. Charge-offs of $2,000 have been taken on these loans and no specific reserves have been established for these loans as of September 30, 2012. There are three loans for nonaccrual residential construction development projects totaling $1,398,000. Charge-offs of $2,000 have been taken on these loans and no specific reserves have been established for these loans at September 30, 2012. There are two loans for nonaccrual commercial construction projects totaling $362,000. No charge offs and no specific reserves have been established for these loans at September 30, 2012.

At September 30, 2012, there were eleven real-estate-commercial loans totaling $7,663,000, or 66.2%, of the nonperforming loans. The largest real estate-commercial loan is for a building located in Sacramento County for $3,301,000. Charge-offs of $693,000 have been taken on this loan and no specific reserve has been established for this loan. The second largest is a commercial real estate loan in the amount of $1,952,000 for a building located in Sacramento County. This loan has no charge offs and a $417,000 specific reserve has been established. The third largest is a commercial real estate loan in the amount of $910,000 for a building located in Sacramento County. This loan had a $1,178,000 charge-off and no specific reserve has been established for this loan. The remaining eight real estate-commercial loans total $1,500,000 (approximate average loan balance of $188,000). Charge-offs of $440,000 have been taken on these loans and no specific reserves have been established for these loans.

At September 30, 2012, net carrying value of other real estate owned increased $1,583,000 to $21,689,000 from $20,106,000 at December 31, 2011. During the nine month period ending September 30, 2012, the Company transferred nine properties into OREO totaling $7,484,000, sold eleven properties totaling $4,414,000, had write-downs of OREO of $1,310,000, and recorded loss on sale of OREO of $177,000. As part of the financial close process, valuations of OREO are performed by management and write-downs are recorded as warranted. At September 30, 2012, OREO was comprised of twenty-five properties which consisted of the following: four residential construction properties totaling $4,338,000, seventeen residential land parcels totaling $15,491,000, one commercial land parcel for $382,000, one non-farm non-residential property totaling $271,000 and two residential properties totaling $1,207,000.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of September 30, 2012
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$37,199	$88	$—	$800	$38,087
Real estate - commercial	282,039	776	—	7,663	290,478
Real estate - construction	23,273	199	—	1,760	25,232
Real estate - mortgage	79,733	198	—	966	80,897
Installment	7,127	68	6	109	7,310
Other	46,951	27	—	275	47,253
Total	$476,322	$1,356	$6	$11,573	$489,257

	As of December 31, 2011
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$44,325	$47	$—	$1,788	$46,160
Real estate - commercial	264,143	6,503	—	5,998	276,644
Real estate - construction	18,023	—	—	9,440	27,463
Real estate - mortgage	45,170	1,254	—	938	47,362
Installment	10,614	152	52	107	10,925
Other	47,877	—	—	88	47,965
Total	$430,152	$7,956	$52	$18,359	$456,519

During the period ending September 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. The following table shows information related to Troubled Debt Restructurings for the periods indicated (in thousands):

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
	Accruing TDRs			Accruing TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Real estate - construction	—	$—	$—	1	$347	$347
Real estate - mortgage	1	$425	$425	1	$425	$425

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
	Non Accruing TDRs			Non Accruing TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	—	$—	$—	1	$1,050	$800
Real estate - commercial	—	$—	$—	2	$269	$269
Real estate - construction	—	$—	$—	2	$788	$788
Installment	—	$—	$—	2	$70	$70
Other	1	$50	$50	1	$50	$50

At September 30, 2012, there were no specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. There are no commitments to lend additional amounts at September 30, 2012 to customers with outstanding loans that are classified as troubled debt restructurings. There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year period ending September 30, 2012.

There were five loans with a modification involving a reduction of the stated interest rate, three modifications involving an extension of the maturity date and the recorded investment in five loans were reduced in the aggregate amount of $322,000 for nine months ended September 30, 2012.

Allowance for Loan Losses

The following table shows the changes in the allowance for loan losses were as follows (in thousands):

	For the three months ended September 30, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total
Allowance for Loan Losses
Balance June 30, 2012	$1,260	$6,586	$1,387	$925	$141	$768	$665	$11,732
Charge-offs	(250)	(113)	(492)	(143)	(48)	(48)		(1,094)
Recoveries	13	—	43	1	29	3		89
Provisions for loan losses	(261)	435	(23)	422	—	60	67	700
Balance September 30, 2012	$762	$6,908	$915	$1,205	$122	$783	$732	$11,427

	For the three months ended September 30, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total
Allowance for Loan Losses
Balance June 30, 2011	$1,931	$8,778	$1,339	$1,015	$251	$745	$687	$14,746
Charge-offs	(54)	(1,115)	(159)	(73)	(42)	(128)		(1,571)
Recoveries	59	—	—	2	35	—		96
Provisions for loan losses	(229)	394	130	(13)	(34)	123	29	400
Balance September 30, 2011	$1,707	$8,057	$1,310	$931	$210	$740	$716	$13,671

	For the nine months ended September 30, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total
Allowance for Loan Losses
Balance December 31, 2011	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656
Charge-offs	(456)	(1,730)	(822)	(333)	(190)	(120)		(3,651)
Recoveries	39	63	80	37	94	9		322
Provisions for loan losses	(154)	1,047	618	566	33	158	(168)	2,100
Balance September 30, 2012	$762	$6,908	$915	$1,205	$122	$783	$732	$11,427

	As of September 30, 2012
Reserve to impaired loans	$—	$417	$—	$50	$—	$—	$—	$467
Reserve to non-impaired loans	$762	$6,491	$915	$1,155	$122	$783	$732	$10,960

	For the nine months ended September 30, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total
Allowance for Loan Losses
Balance December 31, 2010	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Charge-offs	(928)	(1,973)	(356)	(354)	(334)	(429)		(4,374)
Recoveries	197	—	10	2	193	—		402
Provisions for loan losses	921	1,591	(280)	327	12	503	(424)	2,650
Balance September 30, 2011	$1,707	$8,057	$1,310	$931	$210	$740	$716	$13,671

	As of September 30, 2011
Reserve to impaired loans	$713	$352	$241	$119	$—	$—	$—	$1,425
Reserve to non-impaired loans	$994	$7,705	$1,069	$812	$210	$740	$716	$12,246

	As of December 31, 2011
Reserve to impaired loans	$450	$606	$504	$37	$13	$—	$—	$1,610
Reserve to non-impaired loans	$883	$6,922	$535	$898	$172	$736	$900	$11,046

The following table shows the loan portfolio by segment as follows (in thousands):

Loans	As of September 30, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total
Total Loans	$38,087	$290,478	$25,232	$80,897	$7,310	$47,253	$489,257
Impaired Loans	$800	$7,663	$1,760	$966	$109	$275	$11,573
Non-impaired loans	$37,287	$282,815	$23,472	$79,931	$7,201	$46,978	$477,684

	As of December 31, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total
Total Loans	$46,160	$276,644	$27,463	$47,362	$10,925	$47,965	$456,519
Impaired Loans	$1,788	$5,998	$9,440	$938	$107	$88	$18,359
Non-impaired loans	$44,372	$270,646	$18,023	$46,424	$10,818	$47,877	$438,160

The following table shows the loan portfolio allocated by management’s internal risk ratings (in thousands):

	As of September 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$36,691	$105	$1,291	$—	$38,087
Real estate - commercial	268,915	69	21,494	—	290,478
Real estate - construction	23,223	—	2,009	—	25,232
Real estate - mortgage	78,032	—	2,865	—	80,897
Installment	7,194	—	116	—	7,310
Other	46,806	—	447	—	47,253
Total	$460,861	$174	$28,222	$—	$489,257

	As of December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$39,319	$3,067	$3,774	$—	$46,160
Real estate - commercial	248,696	5,055	22,893	—	276,644
Real estate - construction	17,624	167	9,672	—	27,463
Real estate - mortgage	43,760	886	2,716	—	47,362
Installment	10,702	—	223	—	10,925
Other	47,638	—	327	—	47,965
Total	$407,739	$9,175	$39,605	$—	$456,519

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in the loan portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan loss experience, and the Company’s underwriting policies. The allowance for loan losses is maintained at an amount management considers adequate to cover the probable losses in loans receivable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. The Company also engages a third party credit review consultant to analyze the Company’s loan loss adequacy periodically. In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

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

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet and was $183,000 and $161,000, as of September 30, 2012 and December 31, 2011, respectively.

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

Deposits

Total deposits decreased $7,763,000, or 1.0%, to $758,476,000 at September 30, 2012 compared to $766,239,000 at December 31, 2011. During the nine months ended September 30, 2012, interest-bearing demand deposits increased $11,178,000, or 6.6%, and savings and money market deposits increased $16,566,000, or 7.7%, while certificates of deposit decreased $34,969,000, or 16.5% and noninterest-bearing demand deposits decreased $538,000, or 0.3%.

	September 30,	December 31,
	2012	2011
Noninterest-bearing demand	$166,968	$167,506
Interest-bearing demand	181,302	170,124
Savings and money market	232,865	216,299
Time certificates	177,341	212,310
Total deposits	$758,476	$766,239

Capital Resources

The Company maintains capital to support future growth and maintain financial strength while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity increased $9,449,000 to $98,914,000 as of September 30, 2012, as compared to $89,465,000 at December 31, 2011. The increase was the result of net income of $7,092,000, a change in accumulated other comprehensive income of $2,199,000 and stock based compensation expense of $158,000, during the first nine months of 2012. Under current regulations, management believes that the Company meets all capital adequacy requirements. The Company suspended indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009. This Board decision was made to strengthen and preserve the Company’s capital base in these challenging economic times. The payment of cash dividends remains suspended and future dividends will be determined by the Board of Directors after consideration of the Company’s earnings, financial condition, future capital funds, regulatory requirements and other factors as the Board of Directors may deem relevant.

On June 7, 2012, the federal bank regulatory agencies published notices of proposed rulemakings that would revise and replace the current capital requirements.  The proposed rules implement the “Basel III” regulatory capital reforms released by the Basel Committee on Banking Supervision and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The proposed rules are subject to a comment period ended October 22, 2012.  Therefore, it is uncertain whether the proposed rules will be effective in the form proposed or modified in response to comments including delay of the effective date or other changes that may have a material impact upon the proposed rules and their application to our Company and the Bank.  The proposed rules include new minimum capital ratio requirements to be phased in between January 1, 2013 and January 1, 2015.  The proposed rules would also establish a “capital conservation buffer,” which requires maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements.

The Company’s and North Valley Bank’s capital amounts and risk-based capital ratios are presented below (in thousands).

					To be Well Capitalized
			For Capital		Under Prompt Corrective
			Adequacy Purposes		Action Provisions
	Actual		Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
As of September 30, 2012:
Total capital (to risk weighted assets)	$112,076	18.40%	$48,729	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$104,347	17.13%	$24,366	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$104,347	11.58%	$36,044	4.00%	N/A	N/A

As of December 31, 2011:
Total capital (to risk weighted assets)	$116,464	19.53%	$47,707	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$107,240	17.99%	$23,844	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$107,240	11.82%	$36,291	4.00%	N/A	N/A

North Valley Bank
As of September 30, 2012:
Total capital (to risk weighted assets)	$112,148	18.43%	$48,681	8.00%	$60,851	10.00%
Tier 1 capital (to risk weighted assets)	$104,425	17.16%	$24,341	4.00%	$36,512	6.00%
Tier 1 capital (to average assets)	$104,425	11.61%	$35,978	4.00%	$44,972	5.00%

As of December 31, 2011:
Total capital (to risk weighted assets)	$121,221	20.33%	$47,701	8.00%	$59,627	10.00%
Tier 1 capital (to risk weighted assets)	$113,666	19.06%	$23,854	4.00%	$35,782	6.00%
Tier 1 capital (to average assets)	$113,666	12.54%	$36,257	4.00%	$45,321	5.00%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. As of September 30, 2012, $21,651,000 was outstanding in the form of subordinated debt issued by the Company, after the Company redeemed $10,310,000 of its subordinated notes on July 25, 2012. Unused lines of credit with correspondent banks to provide federal funds of $10,000,000 as of September 30, 2012 were also available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank providing additional unused borrowing capacity of $303,570,000 secured by certain loans and investment securities as of September 30, 2012. The Company also has an unused line of credit with the Federal Reserve Bank of San Francisco of $5,157,000 secured by investment securities.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, Federal funds sold and available for sale investment securities) totaled $318,866,000 and $371,173,000 (or 35.65% and 41.02% of total assets) at September 30, 2012 and December 31, 2011, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $677,199,000 and $669,342,000 at September 30, 2012 and December 31, 2011, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has not been a material change in the Company’s market risk profile for the nine months ended September 30, 2012 compared to December 31, 2011. Please see discussion under the caption “Interest Rate Sensitivity” on page 42.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31	Rule 13a-14(a) / 15d-14(a) Certifications
32	Section 1350 Certifications
99.195	Michael J. Cushman Employment Agreement
99.196	Kevin R. Watson Employment Agreement
99.197	Scott R. Louis Employment Agreement
99.198	Roger D. Nash Employment Agreement
99.199	Gary S. Litzsinger Employment Agreement
99.200	Leo J. Graham Employment Agreement
101.INS	XBRL Instance Document (furnished herewith)*
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*

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

Date November 9, 2012

By:

/s/ Michael J. Cushman
Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin R. Watson
Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)

