Form 10-Q/A
period 2012-09-30
NORTH VALLEY BANCORP
filed 2013-02-11
CIK 353191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

INDEX

NORTH VALLEY BANCORP AND SUBSIDIARIES

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Quarterly Report on Form 10-Q (“Form 10-Q/A”) as of and for the three and nine months ended September 30, 2012  which was originally filed with the Securities and Exchange Commission on November 13, 2012 (the “Original Form 10-Q”).   The consolidated financial statements are being restated to correct an accounting error as follows:

1.	Management of the Company concluded that there was an error in the calculation of the Company's tax benefits recorded in the quarter ended September 30, 2012. Specifically, the tax benefits recognized in the third quarter ended September 30, 2012, resulting from the reversal of a state deferred tax asset valuation allowance of $4,277,000, did not include an offset of $1,347,000 for the increase in federal deferred tax liabilities associated with the reversal.

The table below outlines the changes to the balance sheet for the period noted:

Balance Sheet (in thousands)	September 30, 2012
	(As previously reported)	(Restated)
ASSETS

Other Assets	17,323	15,826

TOTAL ASSETS	$894,551	$893,054

LIABILITIES AND STOCKHOLDERS' EQUITY

Other Liabilities	15,510	15,360

Total liabilities	795,637	795,487

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; no shares outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, no par value: authorized 60,000,000 shares; outstanding 6,835,192 and 6,833,752 at September 30, 2012 and December 31, 2011, respectively	98,443	98,443
Accumulated deficit	(3,198)	(4,545)
Accumulated other comprehensive income, net of tax	3,669	3,669
Total stockholders’ equity	98,914	97,567

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$894,551	$893,054

The table below outlines the changes to the income statement and earnings per share for the periods noted:

Income Statement	Three months ended September 30, 2012		Nine months ended September 30, 2012
(In thousands except per share data)	(As previously reported)	(Restated)	(As previously reported)	(Restated)

Income before benefit for income taxes	$1,458	$1,458	$3,841	$3,841

Benefit for income taxes	(3,893)	(2,546)	(3,251)	(1,904)

Net income	5,351	4,004	7,092	5,745

Total other comprehensive income, net of tax	477	477	2,199	2,199

Comprehensive income	$5,828	$4,481	$9,291	$7,944

Calculation of basic earnings per share:
Numerator - net income	$5,351	$4,004	$7,092	$5,745
Denominator -
Weighted average common shares outstanding	6,835	6,835	6,834	6,834
Basic earnings per share	$0.78	$0.59	$1.04	$0.84

Calculation of diluted earnings per share:
Numerator - net income	$5,351	$4,004	$7,092	$5,745
Denominator -
Weighted average common shares outstanding	6,835	6,835	6,834	6,834
Dilutive effect of outstanding options	1	1	1	1
Weighted average common shares outstanding and common stock equivalents	6,836	6,836	6,835	6,835
Diluted earnings per share	$0.78	$0.59	$1.04	$0.84

The following sections of this Form 10-Q/A have been amended to reflect the restatement:

Part I - Item I – Financial Statements

Part I - Item – 2 – Management’s Discussion and Analysis of Financial Condition and Result of Operations

Part I - Item – 4 – Controls and Procedures

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s Original Form 10-Q in its entirety, as amended by, and to reflect the restatement, as described above.  Except as discussed above, the Company has not modified or updated disclosures presented in this Amendment.  Accordingly, this Amendment does not reflect events occurring after the Original Form 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

This Form 10-Q/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Principal Financial Officer are given as of a current date as applicable at September 30, 2012.  Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data) (Unaudited)

	September 30,	December 31,
	2012	2011
	(Restated)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$19,436	$18,758
Federal funds sold	405	40,210
Total cash and cash equivalents	19,841	58,968

Time deposits at other financial institutions	2,210	1,959
Investment securities available-for-sale, at fair value	299,025	312,205
Investment securities held-to-maturity, at amortized cost	6	6

Loans	489,900	456,215
Less: Allowance for loan losses	(11,427)	(12,656)
Net loans	478,473	443,559

Premises and equipment, net	9,303	8,661
Accrued interest receivable	2,296	2,557
Other real estate owned	21,689	20,106
FHLB and FRB stock and other nonmarketable securities	8,313	8,044
Bank-owned life insurance policies	35,780	34,972
Core deposit intangibles, net	292	401
Other assets	15,826	13,528

TOTAL ASSETS	$893,054	$904,966

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$166,968	$167,506
Interest-bearing	591,508	598,733
Total deposits	758,476	766,239

Accrued interest payable and other liabilities	15,360	17,301
Subordinated debentures	21,651	31,961
Total liabilities	795,487	815,501

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; no shares outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, no par value: authorized 60,000,000 shares; outstanding 6,835,192 and 6,833,752 at September 30, 2012 and December 31, 2011, respectively	98,443	98,285
Accumulated deficit	(4,545)	(10,290)
Accumulated other comprehensive income, net of tax	3,669	1,470
Total stockholders’ equity	97,567	89,465

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$893,054	$904,966

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(In thousands except per share data) (Unaudited)

	For the three months ended September 30,
	2012	2011
	(Restated)
Interest income
Loans, including fees	$6,663	$7,134
Taxable securities	1,622	1,926
Tax exempt securities	131	156
Federal funds sold and repurchase agreements	10	22
Total interest income	8,426	9,238

Interest expense
Deposits	462	940
Subordinated debentures	243	451
Other borrowings	8	—
Total interest expense	713	1,391

Net interest income	7,713	7,847

Provision for loan losses	700	400

Net interest income after provision for loan losses	7,013	7,447

Noninterest income
Service charges on deposit accounts	1,086	1,205
Other fees and charges	1,102	1,204
Earnings on cash surrender value of life insurance policies	340	394
Gain on sale of loans, net	769	182
Gain on sales or calls of securities, net	697	859
Other	210	168
Total noninterest income	4,204	4,012

Noninterest expense
Salaries and employee benefits	5,005	4,702
Occupancy expense	651	732
Furniture and equipment expense	237	229
FDIC and state assessments	212	294
Other real estate owned expense	817	877
Other	2,837	2,763
Total noninterest expenses	9,759	9,597

Income before (benefit from) provision for income taxes	1,458	1,862

(Benefit from) provision for income taxes	(2,546)	542

Net income	$4,004	$1,320

Total other comprehensive income, net of tax	477	1,238

Comprehensive income	$4,481	$2,558

Per share amounts
Basic and diluted income per share	$0.59	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(In thousands except per share data) (Unaudited)

	For the nine months ended September 30,
	2012	2011
	(Restated)
Interest income
Loans, including fees	$19,457	$21,978
Taxable securities	5,532	5,777
Tax exempt securities	411	474
Federal funds sold and repurchase agreements	55	37
Total interest income	25,455	28,266

Interest expense
Deposits	1,800	3,034
Subordinated debentures	1,213	1,420
Other borrowings	8	1
Total interest expense	3,021	4,455

Net interest income	22,434	23,811

Provision for loan losses	2,100	2,650

Net interest income after provision for loan losses	20,334	21,161

Noninterest income
Service charges on deposit accounts	3,274	3,543
Other fees and charges	3,620	3,483
Earnings on cash surrender value of life insurance policies	1,023	1,075
Gain on sale of loans, net	1,858	957
Gain on sales or calls of securities, net	1,656	849
Other	719	741
Total noninterest income	12,150	10,648

Noninterest expense
Salaries and employee benefits	15,113	13,894
Occupancy expense	1,911	2,124
Furniture and equipment expense	709	819
FDIC and state assessments	701	1,040
Other real estate owned expense	1,793	2,506
Other	8,416	8,420
Total noninterest expenses	28,643	28,803

Income before (benefit from) provision for income taxes	3,841	3,006

(Benefit from) provision for income taxes	(1,904)	768

Net income	$5,745	$2,238

Total other comprehensive income, net of tax	2,199	4,429

Comprehensive income	$7,944	$6,667

Per share amounts
Basic and diluted income per share	$0.84	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands except per share data) (Unaudited)

	For the nine months ended September 30,
	2012	2011
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,745	$2,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	808	918
Amortization of premium on securities, net	1,616	1,171
Amortization of core deposit intangible	109	109
Provision for loan losses	2,100	2,650
Net losses on sale and write-down of other real estate owned	1,487	2,002
Gain on sale of loans	(1,858)	(957)
Gain on sales or calls of securities	(1,656)	(849)
Loss on sale of premises and equipment	1	153
Stock-based compensation expense	158	105
Effect of changes in:
Accrued interest receivable	261	264
Other assets	(4,634)	(1,019)
Accrued interest payable and other liabilities	(1,838)	3,958
Net cash provided by operating activities	2,299	10,743

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of time deposits at other financial institutions	(251)	—
Purchases of available for sale securities	(142,049)	(60,540)
Proceeds from sales/calls of available for sale securities	110,579	31,518
Proceeds from maturities of available-for-sale securities	48,314	28,970
Purchases of FHLB and FRB stock and other securities	(269)	(903)
Purchases of jumbo residential mortgages	(33,325)	—
Net (increase) decrease in loans	(9,315)	30,802
Proceeds from sales of other real estate owned	4,414	10,785
Purchases of premises and equipment	(1,451)	(430)
Net cash (used in) provided by investing activities	(23,353)	40,202

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(7,763)	15,618
Repayment of suborinated debentures	(10,310)	—
Net cash (used in) provided by financing activities	(18,073)	15,618
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,127)	66,563
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,968	23,634
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,841	$90,197

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$7,874	$3,032
Income taxes paid	$122	$46
Noncash investing and financing activities:
Transfer from loans to other real estate owned	$7,484	$7,891

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

General

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

Restatement

Management of the Company concluded that there was an error in the calculation of the Company's tax benefits recorded in the quarter ended September 30, 2012. Specifically, the tax benefits recognized in the third quarter ended September 30, 2012, resulting from the reversal of a state deferred tax asset valuation allowance of $4,277,000, did not include an offset of $1,347,000 for the increase in federal deferred tax liabilities associated with the reversal. As a result of this error, other assets and total assets decreased, other liabilities and total liabilities decreased, equity decreased, and the benefit from income taxes (Note 7), net income, total comprehensive income and earnings per share (Note 10) decreased. The financial statements and related footnotes that follow have been updated and figures that were impacted by the amendments to this Form 10-Q have been identified with “Restated.”

The table below outlines the changes to the balance sheet for the period noted:

Balance Sheet (in thousands)	September 30, 2012
	(As previously reported)	(Restated)
ASSETS

Other Assets	17,323	15,826

TOTAL ASSETS	$894,551	$893,054

LIABILITIES AND STOCKHOLDERS' EQUITY

Other Liabilities	15,510	15,360

Total liabilities	795,637	795,487

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; no shares outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, no par value: authorized 60,000,000 shares; outstanding 6,835,192 and 6,833,752 at September 30, 2012 and December 31, 2011, respectively	98,443	98,443
Accumulated deficit	(3,198)	(4,545)
Accumulated other comprehensive income, net of tax	3,669	3,669
Total stockholders’ equity	98,914	97,567

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$894,551	$893,054

The table below outlines the changes to the income statement and earnings per share for the periods noted:

Income Statement	Three months ended September 30, 2012		Nine months ended September 30, 2012
(In thousands except per share data)	(As previously reported)	(Restated)	(As previously reported)	(Restated)

Income before benefit for income taxes	$1,458	$1,458	$3,841	$3,841

Benefit for income taxes	(3,893)	(2,546)	(3,251)	(1,904)

Net income	5,351	4,004	7,092	5,745

Total other comprehensive income, net of tax	477	477	2,199	2,199

Comprehensive income	$5,828	$4,481	$9,291	$7,944

Calculation of basic earnings per share:
Numerator - net income	$5,351	$4,004	$7,092	$5,745
Denominator -
Weighted average common shares outstanding	6,835	6,835	6,834	6,834
Basic earnings per share	$0.78	$0.59	$1.04	$0.84

Calculation of diluted earnings per share:
Numerator - net income	$5,351	$4,004	$7,092	$5,745
Denominator -
Weighted average common shares outstanding	6,835	6,835	6,834	6,834
Dilutive effect of outstanding options	1	1	1	1
Weighted average common shares outstanding and common stock equivalents	6,836	6,836	6,835	6,835
Diluted earnings per share	$0.78	$0.59	$1.04	$0.84

NOTE 2 – INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair value were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2012
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$15,011	$81	$—	$15,092
Obligations of state and political subdivisions	10,884	612	—	11,496
Government sponsored agency mortgage-backed securities	256,491	8,356	—	264,847
Corporate debt securities	6,000	—	(1,560)	4,440
Equity securities	3,000	150	—	3,150
	$291,386	$9,199	$(1,560)	$299,025
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$6	$—	$—	$6

December 31, 2011
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$15,042	$192	$—	$15,234
Obligations of state and political subdivisions	13,811	696	(52)	14,455
Government sponsored agency mortgage-backed securities	270,337	5,212	(345)	275,204
Corporate debt securities	6,000	—	(1,768)	4,232
Equity securities	3,000	80	—	3,080
	$308,190	$6,180	$(2,165)	$312,205
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$6	$—	$—	$6

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

A summary of investments securities in an unrealized loss for less than twelve months and twelve months or longer is as follows (in thousands).

	As of September 30, 2012
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Description of Securities
Corporate debt securities	$—	$—	$4,440	$(1,560)	$4,440	$(1,560)
Total impaired securities	$—	$—	$4,440	$(1,560)	$4,440	$(1,560)

	As of December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Description of Securities
Obligations of states and political subdivisions	$714	$(4)	$572	$(48)	$1,286	$(52)
Government sponsored agency mortgage-backed securities	96,629	(336)	16,858	(9)	113,487	(345)
Corporate debt securities	—	—	4,232	(1,768)	4,232	(1,768)
Total impaired securities	$97,343	$(340)	$21,662	$(1,825)	$119,005	$(2,165)

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

Loans, the Company's major component of earning assets, increased $32,738,000 during the nine months ended September 30, 2012 to $489,257,000 at September 30, 2012 from $456,519,000 at December 31, 2011. Real estate mortgage loans increased by $33,535,000 and real estate commercial loans increased by $13,834,000 while commercial loans decreased by $8,073,000, installment loans decreased by $3,615,000 and real estate construction loans decreased by $2,231,000. The increase in real estate – mortgage loans was due to the purchase of $33,325,000 of jumbo residential mortgages during the quarter ended September 30, 2012. The remaining loan categories remained relatively unchanged from their December 31, 2011 balances.

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

The following table shows the loan portfolio allocated by management's internal risk ratings as defined in Footnote 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (in thousands):

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

NOTE 7 – INCOME TAXES (Restated)

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

During the quarter ended September 30, 2012, the Company recorded a $2,546,000 (Restated) income tax benefit, which was the net result of reversing the state deferred tax asset valuation allowance of $4,277,000 less a $1,347,000 increase in federal deferred tax liabilities against the three and nine month ended September 30, 2012 current period tax expense. The deferred tax asset valuation allowance was established in 2010 due to the Company’s prior net operating losses, its inability to meet its financial projections and because of elevated levels of credit losses. To determine if the benefit of its net deferred tax asset will more likely than not be realized, the Company’s management analyzed both positive and negative evidence that may affect the realization of the deferred tax asset. Management of the Company determined that it was more likely than not that all of its net deferred tax asset would be realized based on:

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

As of September 30, 2012, the net deferred tax asset was $11,973,000 (Restated). This is compared to a net deferred tax asset of $10,721,000, which included a valuation allowance of $4,277,000, as of December 31, 2011.

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

NOTE 10 – EARNINGS PER SHARE (Restated)

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

(In thousands except per share data)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Restated)		(Restated)
Calculation of basic earnings per share:
Numerator - net income (2012 Restated)	$4,004	$1,320	$5,745	$2,238
Denominator -
Weighted average common shares outstanding	6,835	6,833	6,834	6,833
Basic earnings per share (2012 Restated)	$0.59	$0.19	$0.84	$0.33

Calculation of diluted earnings per share:
Numerator - net income (2012 Restated)	$4,004	$1,320	$5,745	$2,238
Denominator -
Weighted average common shares outstanding	6,835	6,833	6,834	6,833
Dilutive effect of outstanding options	1	—	1	—
Weighted average common shares outstanding and common stock equivalents	6,836	6,833	6,835	6,833
Diluted earnings per share (2012 Restated)	$0.59	$0.19	$0.84	$0.33

NOTE 11 – OTHER COMPREHENSIVE INCOME

At September 30, 2012 and 2011, the Company’s other comprehensive income components were as follows (in thousands):

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income:
Unrealized holding gains	$1,471	$(603)	$868	$2,957	$(1,212)	$1,745
Less: reclassification adjustment for realized gains included in net income	697	(286)	411	859	(352)	507
Other comprehensive income on investment securities	774	(317)	457	2,098	(860)	1,238
Adjustment on pension plan	34	(14)	20	—	—	—
Total other comprehensive income	$808	$(331)	$477	$2,098	$(860)	$1,238

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income:
Unrealized holding gains	$5,279	$(2,164)	$3,115	$8,355	$(3,425)	$4,930
Less: reclassification adjustment for realized gains included in net income	1,656	(679)	977	849	(348)	501
Other comprehensive income on investment securities	3,623	(1,485)	2,138	7,506	(3,077)	4,429
Adjustment on pension plan	103	(42)	61	—	—	—
Total other comprehensive income	$3,726	$(1,527)	$2,199	$7,506	$(3,077)	$4,429

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company's financial position, results of its operations or its cash flows.

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

NOTE 13 – FAIR VALUE MEASUREMENTS

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Quoted prices in active markets for identical assets (Level 1): Inputs that are quoted unadjusted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An active market for the asset is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Significant other observable inputs (Level 2): Inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity including quoted prices for similar assets or liabilities, quoted prices for securities in inactive markets and inputs derived principally from, or corroborated by, observable market data by correlation or other means.

•	Significant unobservable inputs (Level 3): Inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents assets measured at fair value on a recurring basis (in thousands).

	As of September 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$15,092	$—	$15,092	$—
Obligations of state and political subdivisions	11,496	—	11,496	—
Government sponsored agency mortgage-backed securities	264,847	—	264,847	—
Corporate debt securities	4,440	—	4,440	—
Equity securities	3,150	—	3,150	—
	$299,025	$—	$299,025	$—

	At December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$15,234	$—	$15,234	$—
Obligations of state and political subdivisions	14,455	—	14,455	—
Government sponsored agency mortgage-backed securities	275,204	—	275,204	—
Corporate debt securities	4,232	—	4,232	—
Equity securities	3,080	—	3,080	—
	$312,205	$—	$312,205	$—

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

Allowance for Loan Losses. The allowance for loan losses is an estimate of loan losses inherent in the Company's loan portfolio as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after loan losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to non-impaired loans. Non-impaired loans are evaluated collectively for impairment as a group by loan type and common risk characteristics.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Loans determined to be impaired are individually evaluated for impairment. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, it may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. For further information on the allowance for loan losses, see Note 4 to the Notes to Condensed Consolidated Financial Statements in Item I above.

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

Accounting for Income Taxes (Restated). The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense (benefit) represents each entity's proportionate share of the consolidated provision for income taxes.

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

The Company evaluates deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results. The Company is required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. Future adjustments to the deferred tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of net deferred tax assets. The realization of deferred tax assets ultimately depends on the existence of sufficient taxable income in the carry back and carry forward periods under the tax law. Due to the Company’s cumulative tax losses in 2009 and 2010, it was determined to establish a partial valuation allowance in 2010 of $4,500,000 to reflect the portion of the deferred tax assets that the Company determined to be more likely than not that it will not be realized. During the quarter ended December 31, 2011, the Company reversed the Federal portion of its valuation allowance in the amount of $223,000, and in the quarter ended September 30, 2012, the Company eliminated the remaining state deferred tax asset valuation allowance of $4,277,000.

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

As of September 30, 2012, the net deferred tax asset was $11,973,000 (Restated). This is compared to a net deferred tax asset of $10,721,000, which included a valuation allowance of $4,277,000, as of December 31, 2011.

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

Overview

Financial Results (Restated)

(in thousands except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Restated)		(Restated)
Net interest income	$7,713	$7,847	$22,434	$23,811
Provision for loan losses	700	400	2,100	2,650
Noninterest income	4,204	4,012	12,150	10,648
Noninterest expense	9,759	9,597	28,643	28,803
(Benefit) provision for income taxes	(2,546)	542	(1,904)	768
Net income	$4,004	$1,320	$5,745	$2,238

Per Share Amounts
Basic and Diluted Income Per Share	$0.59	$0.19	$0.84	$0.33

Annualized Return on Average Assets	1.74%	0.58%	0.84%	0.33%
Annualized Return on Average Equity	16.91%	5.85%	8.29%	3.45%

The Company had net income of $4,004,000, or $0.59 per diluted share, and $5,745,000, or $0.84 per diluted share for the three and nine months ended September 30, 2012, respectively. Net income for the three and nine months ended September 30, 2012 included a $2,930,000 tax benefit resulting from the reversal of a $4,277,000 state deferred tax asset valuation allowance which was partially offset by an increase in federal deferred tax liabilities of $1,347,000. This compares to net income of $1,320,000, or $0.19 per diluted share, and $2,238,000, or $0.33 per diluted share for the three and nine months ended September 30, 2011. The increase in net income before taxes for three and nine months ended September 30, 2012 compared to the net income for three and nine months ended September 30, 2011 was primarily attributed to gains on sale of securities and an increase in gains on real estate loans. Noninterest expense decreased for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 due to other real estate owned expense and FDIC assessment decreases offset by higher salaries and benefit costs.

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

The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)
	Three months ended September 30, 2012			Three months ended September 30, 2011
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$17,770	0.22%	$10	$38,076	0.23%	$22
Investment securities:
Taxable	311,736	2.06%	1,622	279,548	2.73%	1,924
Tax exempt (1)	11,663	6.74%	198	14,092	6.70%	238
Total investments	323,399	2.23%	1,820	293,640	2.92%	2,162
Loans (2)(3)	475,600	5.56%	6,663	474,416	5.97%	7,134
Total earning assets	816,769	4.13%	8,493	806,132	4.59%	9,318

Nonearning assets	107,942			106,699
Allowance for loan losses	(11,472)			(14,379)
Total nonearning assets	96,470			92,320

Total assets	$913,239			$898,452

Liabilities and Stockholders' Equity
Interest bearing liabilities:
Transaction accounts	$180,431	0.05%	$24	$163,610	0.18%	$76
Savings and money market	226,630	0.18%	103	221,669	0.43%	242
Time certificates	184,802	0.72%	335	211,521	1.17%	622
Other borrowed funds	35,172	2.83%	251	31,961	5.59%	450
Total interest bearing liabilities	627,035	0.45%	713	628,761	0.88%	1,390
Demand deposits	168,658			161,939
Other liabilities	23,589			18,306
Total liabilities	819,282			809,006
Stockholders' equity	93,957			89,446
Total liabilities and stockholders' equity	$913,239			$898,452
Net interest income			$7,780			$7,928
Net interest spread		3.68%			3.71%
Net interest margin		3.78%			3.90%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2)	Loans on nonaccrual status have been included in the computations of averages balances.
(3)	Includes loan fees of $113 and $38 for the three months ended September 30, 2012 and 2011, respectively.

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

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)
	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$31,207	0.23%	$55	$21,394	0.23%	$37
Investment securities:
Taxable	313,546	2.35%	5,532	278,685	2.77%	5,776
Tax exempt (1)	12,290	6.75%	623	14,283	6.72%	718
Total investments	325,836	2.52%	6,155	292,968	2.96%	6,494
Loans (2)(3)	458,826	5.65%	19,457	489,692	6.00%	21,978
Total earning assets	815,869	4.19%	25,667	804,054	4.74%	28,509

Nonearning assets	108,588			106,369
Allowance for loan losses	(12,071)			(14,669)
Total nonearning assets	96,517			91,700

Total assets	$912,386			$895,754

Liabilities and Stockholders' Equity
Interest bearing liabilities:
Transaction accounts	$178,725	0.08%	$105	$163,140	0.19%	$233
Savings and money market	223,022	0.22%	373	220,911	0.47%	771
Time certificates	199,983	0.88%	1,322	216,650	1.25%	2,030
Other borrowed funds	33,076	4.92%	1,221	31,961	5.94%	1,421
Total interest bearing liabilities	634,806	0.63%	3,021	632,662	0.94%	4,455
Demand deposits	161,464			157,923
Other liabilities	23,751			18,426
Total liabilities	820,021			809,011
Stockholders' equity	92,365			86,743
Total liabilities and stockholders' equity	$912,386			$895,754
Net interest income			$22,646			$24,054
Net interest spread		3.56%			3.80%
Net interest margin		3.70%			4.00%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2)	Loans on nonaccrual status have been included in the computations of averages balances.
(3)	Includes loan fees of $240 and $193 for the nine months ended September 30, 2012 and 2011, respectively.

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

Income Taxes (Restated)

The Company recorded a benefit for income taxes for the quarter ended September 30, 2012 of $2,546,000, compared to a provision for income taxes of $542,000, or an effective tax rate of 29.1%, for the quarter ended September 30, 2011. The benefit for income taxes included a $2,930,000 net benefit for the three and nine month periods ended September 30, 2012, that resulted from the elimination of the $4,277,000 state deferred tax asset valuation allowance which was partially offset by an increase in federal deferred tax liabilities of $1,347,000. The benefit for income taxes for the nine month period ended September 30, 2012 was $1,904,000, compared to a provision for income taxes of $768,000, or an effective tax rate of 25.5%, for the same period in 2011. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated “Enterprise Zones”.

The Company evaluates deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results. The Company is required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. Future adjustments to the deferred tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of net deferred tax assets. The realization of deferred tax assets ultimately depends on the existence of sufficient taxable income in the carry back and carry forward periods under the tax law. Due to the Company’s cumulative tax losses in 2009 and 2010, it was determined to establish a partial valuation allowance in 2010 of $4,500,000 to reflect the portion of the deferred tax assets that the Company determined to be more likely than not that it will not be realized. During the quarter ended December 31, 2011, the Company reversed the Federal portion of its valuation allowance in the amount of $223,000, and in the quarter ended September 30, 2012, the Company eliminated the remaining state deferred tax asset valuation allowance of $4,277,000.

The deferred tax assets will continue to be analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly.

Financial Condition as of September 30, 2012 As Compared to December 31, 2011

Overview (Restated)

Total assets at September 30, 2012 decreased $11,912,000, or 1.3%, to $893,054,000, compared to $904,966,000 at December 31, 2011. Loans, net of deferred loan fees, increased $33,685,000, or 7.4%, to $489,900,000 at September 30, 2012 from $456,215,000 at December 31, 2011. Investment securities decreased $13,180,000, or 4.2%, to $299,031,000 at September 30, 2012 from $312,211,000 at December 31, 2011, and Federal funds sold decreased to $405,000 at September 30, 2012 from $40,210,000 at December 31, 2011. The decrease in Federal funds sold was due primarily to an increase in loans, net of deferred loan fees, for the nine months ended September 30, 2012. Deposits decreased $7,763,000, or 1.0%, from December 31, 2011 to $758,476,000 at September 30, 2012.

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

Loans, the Company's major component of earning assets, increased $32,738,000 during the nine months ended September 30, 2012 to $489,257,000 at September 30, 2012 from $456,519,000 at December 31, 2011. Real estate mortgage loans increased by $33,535,000 and real estate commercial loans increased by $13,834,000 while commercial loans decreased by $8,073,000, installment loans decreased by $3,615,000 and real estate construction loans decreased by $2,231,000. The increase in real estate – mortgage loans was due to the purchase of $33,325,000 of jumbo residential mortgages during the quarter ended September 30, 2012. The remaining loan categories remained relatively unchanged from their December 31, 2011 balances.

The Company's average loan to deposit ratio was 62.5% for the quarters ended September 30, 2012 and 2011.

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

The following table shows the loan portfolio allocated by management's internal risk ratings (in thousands):

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

Capital Resources (Restated)

The Company maintains capital to support future growth and maintain financial strength while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders' equity increased $8,102,000 to $97,567,000 as of September 30, 2012, as compared to $89,465,000 at December 31, 2011. The increase was the result of net income of $5,745,000, a change in accumulated other comprehensive income of $2,199,000 and stock based compensation expense of $158,000, during the first nine months of 2012. Under current regulations, management believes that the Company meets all capital adequacy requirements. The Company suspended indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009. This Board decision was made to strengthen and preserve the Company’s capital base in these challenging economic times. The payment of cash dividends remains suspended and future dividends will be determined by the Board of Directors after consideration of the Company’s earnings, financial condition, future capital funds, regulatory requirements and other factors as the Board of Directors may deem relevant.

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

The Company’s and North Valley Bank’s capital amounts and risk-based capital ratios are presented below (in thousands).

					To be Well Capitalized
			For Capital		Under Prompt Corrective
			Adequacy Purposes		Action Provisions

	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Minimum	Amount	Minimum
	(Restated)	(Restated)	(Restated)	Ratio	(Restated)	Ratio
Company
As of September 30, 2012: (Restated)
Total capital (to risk weighted assets)	$110,711	18.22%	$48,611	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$103,000	16.96%	$24,292	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$103,000	11.43%	$36,045	4.00%	N/A	N/A

As of December 31, 2011:
Total capital (to risk weighted assets)	$116,464	19.53%	$47,707	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$107,240	17.99%	$23,844	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$107,240	11.82%	$36,291	4.00%	N/A	N/A

North Valley Bank
As of September 30, 2012: (Restated)
Total capital (to risk weighted assets)	$110,783	18.25%	$48,562	8.00%	$60,703	10.00%
Tier 1 capital (to risk weighted assets)	$103,078	16.98%	$24,282	4.00%	$36,423	6.00%
Tier 1 capital (to average assets)	$103,078	11.46%	$35,978	4.00%	$44,973	5.00%

As of December 31, 2011:
Total capital (to risk weighted assets)	$121,221	20.33%	$47,701	8.00%	$59,627	10.00%
Tier 1 capital (to risk weighted assets)	$113,666	19.06%	$23,854	4.00%	$35,782	6.00%
Tier 1 capital (to average assets)	$113,666	12.54%	$36,257	4.00%	$45,321	5.00%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has not been a material change in the Company’s market risk profile for the nine months ended September 30, 2012 compared to December 31, 2011. Please see discussion under the caption “Interest Rate Sensitivity” on page 43.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012. In connection with the revision to the consolidated financial statements as described in Notes 1 (Basis of Presentation), 7 (Income Taxes) and 10 (Earnings Per Share) to the Consolidated Financial Statements of this Amendment No. 1, Management reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012. In connection therewith, Management identified a material weakness in internal control over financial reporting. Management determined that the Company did not maintain effective control over the financial reporting process utilized to calculate the correct amount of tax benefit to record in connection with the reversal of the deferred tax valuation allowance. As a result, Management believes this control deficiency resulted in an error in the reporting of total assets, stockholders’ equity, net income, and total comprehensive income. As a result of this material weakness, Management concluded that the Company’s disclosure controls were not effective as of September 30, 2012. In light of the material weakness described above, Management revised its consolidated financial statements in this Form 10-Q/A as discussed previously to ensure that the error in the deferred tax asset calculation was corrected. Management also believes that the consolidated financial statements included in this Form 10-Q/A were prepared in accordance with U.S. generally accepted accounting principles (GAAP) in all material respects.

Subsequent to September 30, 2012, Management of the Company will change certain quarterly internal control procedures to include the use of third party specialists to assist with technical computations such as income taxes. Also, the Company will focus remediation efforts on establishing additional financial reporting processes when events or transactions occur outside of the Company’s usual and routine course of business inclusive and exclusive of those related to income tax matters. Management believes these additional control procedures will be sufficient to remediate this material weakness. Management will validate, through testing of internal controls, the effectiveness of this remediation. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company’s internal control over financial reporting will prevent or detect all errors. The Company will continue to evaluate and strengthen its internal control over financial reporting system in order to prevent future errors in financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31	Rule 13a-14(a) / 15d-14(a) Certifications
32	Section 1350 Certifications
99.195	Michael J. Cushman Employment Agreement (incorporated by reference to Exhibit 99.195 of the Company’s Form 10-Q filed on November 13, 2012)
99.196	Kevin R. Watson Employment Agreement (incorporated by reference to Exhibit 99.196 of the Company’s Form 10-Q filed on November 13, 2012)
99.197	Scott R. Louis Employment Agreement (incorporated by reference to Exhibit 99.197 of the Company’s Form 10-Q filed on November 13, 2012)
99.198	Roger D. Nash Employment Agreement (incorporated by reference to Exhibit 99.198 of the Company’s Form 10-Q filed on November 13, 2012)
99.199	Gary S. Litzsinger Employment Agreement (incorporated by reference to Exhibit 99.199 of the Company’s Form 10-Q filed on November 13, 2012)
99.200	Leo J. Graham Employment Agreement (incorporated by reference to Exhibit 99.200 of the Company’s Form 10-Q filed on November 13, 2012)
101.INS	XBRL Instance Document (furnished herewith)*
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*

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

Date February 11, 2013

By:

/s/ Michael J. Cushman
Michael J. Cushman President & Chief Executive Officer (Principal Executive Officer)

/s/ Kevin R. Watson
Kevin R. Watson Executive Vice President & Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)

