Form 10-K
period 2012-12-31
NORTH VALLEY BANCORP
filed 2013-03-18
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________.

 Commission file number 0-10652

 NORTH VALLEY BANCORP

(Exact name of registrant as specified in its charter)

California	94-2751350
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $85,594,000 as of June 30, 2012.

The number of shares outstanding of common stock as of March 11, 2013, were 6,835,192.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

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

General

North Valley Bancorp (the “Company”) is a bank holding company registered with and subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“FRB” or the “Board of Governors”). The Company was incorporated in 1980 in the State of California. The Company owns 100% of its principal subsidiaries, North Valley Bank (“NVB” or the “Bank”), North Valley Trading Company (“Trading Company”), which is inactive, North Valley Capital Trust II, North Valley Capital Trust III, and North Valley Capital Statutory Trust IV. The Company acquired Six Rivers National Bank (based in Eureka, California) in 2000, and Yolo Community Bank (based in Woodland, California) in 2004. Over time, the former branches and operations of Six Rivers National Bank and Yolo Community Bank were combined with the branches and operations of North Valley Bank and the information contained in this report reflects their combined results of operations.

At December 31, 2012 the Company had $902,343,000 in total assets, $492,211,000 in total loans and $768,580,000 in total deposits. The Company does not hold deposits of any one customer or group of customers where the loss of such deposits would have a material adverse effect on the Company. The Company's business is not seasonal.

NVB was organized in September 1972, under the laws of the State of California, and commenced operations in February 1973. NVB is principally supervised and regulated by the California Commissioner of Financial Institutions (the “Commissioner”) and conducts a commercial and retail banking business, which includes accepting demand, savings, and money market rate deposit accounts and time deposits, and making commercial, real estate and consumer loans. It also issues cashier's checks and money orders, and provides safe deposit boxes and other customary banking services. As a state-chartered insured member bank, NVB is also subject to regulation by the Board of Governors of the Federal Reserve System (the “Board of Governors”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount which is $250,000 per separately insured depositor. FDIC-insured deposits are our primary source of funds. As part of our asset-liability management, we analyze the maturities and interest rates of our retail deposits in order to promote stability in our supply of funds, to the extent feasible under changing market conditions. For more deposit information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Deposits.”

NVB has signed agreements with Essex National Securities, Inc., a registered broker-dealer, (“ENSI”) whereby ENSI provides broker/dealer services and standardized investment advice to NVB customers. NVB shares in the fees and commissions paid to ENSI on a pre-determined schedule. Majority ownership of ENSI is held by Samson Investment Partners, Inc., a private investment firm headquartered in New York City, New York.

Markets We Serve

The Bank’s head office is located at 300 Park Marina Circle, Redding, California 96001. As of December 31, 2012, the Bank had branch offices in Shasta County (ten branches), Trinity County (two branches), Humboldt County (five branches), Del Norte County (one branch), Yolo County (one branch), Sonoma County (one branch), Placer County (one branch) and Mendocino County (one branch). The Company views its service area as having four distinct markets:

•	The Redding market – NVB was founded in Redding, California, which is located in Shasta County, and has grown organically there since 1973. Shasta County is a mature, slow growth market that has a population of roughly 178,000. The median household income is $44,000 and the median age is 41.6 years. The unemployment rate in Shasta County as of December 2012 was 12.4%. The primary employment types are the Services Industry and Government. The major employers are the State of California – local government offices, Mercy Hospital, Shasta Regional Medical Facility and Shasta College.

•	The Coastal market – the Company acquired its presence in the coastal market (which includes Humboldt, Del Norte, Trinity, and Mendocino Counties) through the acquisition of Six Rivers National Bank in 2000. The Coastal market is a mature, slow growth market. Most of the NVB branches are small retail facilities located in rural towns, with the exception of Eureka, which is located in Humboldt County and has a population of approximately 27,000. Humboldt County has a population of approximately 135,000, median household income of $40,000, and the median age is 37.3 years. The unemployment rate in Humboldt County as of December 2012 was 9.7%. Employment has traditionally been fishing and timber resource based. The major employers are various seafood-related companies and the State of California – local government offices.

•	The I-80 Corridor market – the Company has a business banking office located in each of Roseville, California and Woodland, California along Interstate 80. This market is a growth market and the Company acquired its presence in this market through the acquisition of Yolo Community Bank in 2004. Roseville, which is located in Placer County, has a population of 122,000 and the county population is approximately 357,000. The county’s median household income is $75,000 and the median age 40 years. The unemployment rate in Placer County as of December 2012 was 8.2%. The local economy provides many employment types and some major employers are Kaiser Permanente, Hewlett-Packard, Sutter Health and the Union Pacific Railroad. Woodland, which is located in Yolo County, has a population of approximately 56,000 and the county population is approximately 202,000. The county’s median household income is $58,000 and the median age 30.1 years. The unemployment rate in Yolo County as of December 2012 was 9.7%. The primary employment types are agriculture, manufacturing, technology companies, services, merchants, and tourism. The major employers are the University of California at Davis, the State of California and the US Postal Service.

•	The Santa Rosa market – the Company established its presence in the Santa Rosa market through de novo branching when it opened a business banking office in 2005. Santa Rosa, which is located in Sonoma County, is a growth market. Santa Rosa has a population of 169,000 and the county population is approximately 488,000. The county’s median household income is $64,000 and the median age 39.7 years. The unemployment rate in Sonoma County as of December 2012 was 8.7%. The primary employment types are education and health services, retail trade, tourism and the wine industry. The major employers are Kaiser Permanente, St. Joseph Health System, Agilent Technologies, and Medtronic Cardio Vascular.

Subordinated Debentures

The Company owns the common stock of three business trusts that have issued an aggregate of $21.0 million in trust preferred securities fully and unconditionally guaranteed by the Company. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated debentures issued by the Company, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures issued by the Company is $22.0 million, with the maturity dates for the respective debentures ranging from 2033 through 2036. Subject to regulatory approval, the Company may redeem the respective junior subordinated debentures earlier than the maturity date, with certain of the debentures being redeemable beginning in April 2008, July 2009 and March 2011.

On November 9, 2009, the Company elected to defer the payment of interest on these securities. The Company is allowed to defer the payment of interest for up to 20 consecutive quarterly periods without triggering an event of default. The obligation to pay interest is cumulative and continues to accrue. On May 29, 2012, the Company received approval from the Federal Reserve Bank of San Francisco and on May 9, 2012, the Company received approval from the California Department of Financial Institutions to pay all deferred interest on its junior subordinated notes underlying its trust preferred securities in the amount of $5,854,000 and to fully redeem its North Valley Capital Trust I notes in the amount of $10,310,000, bearing an interest rate of 10.25%. On July 23, 2012, the Company paid all deferred interest on its junior subordinated notes and on July 25, 2012, it redeemed, in full, the notes associated with North Valley Capital Trust I. Since then, the Company has continued to pay interest on the remaining notes when and as due. For more information about the trust preferred securities and the debentures and certain regulatory restrictions on the payment of interest, see Notes 10 and 17 to the Consolidated Financial Statements.

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

At December 31, 2012, the Company and the Bank were in compliance with the risk-based capital and leverage ratios described above. See Item 8, “Financial Statements and Supplementary Data”, and Note 17 to the Consolidated Financial Statements incorporated by reference therein, for a listing of the Company's and the Bank’s risk-based capital ratios at December 31, 2012 and 2011.

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

Basel III Capital. On June 7, 2012, the federal bank regulatory agencies published notices of proposed rulemakings that would revise and replace the current capital requirements. The proposed rules implement the “Basel III” regulatory capital reforms released by the Basel Committee on Banking Supervision and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The proposed rules were subject to a comment period through October 22, 2012 and a projected effective date of January 1, 2013. After receipt of extensive comments and lobbying efforts on behalf of financial institutions, particularly smaller community banks, the federal bank regulatory agencies jointly issued a release on November 9, 2012 to delay the effective date of Basel III. No further effective date has been announced pending further review by the federal bank regulatory agencies. Therefore, it is uncertain when the proposed rules may become effective and whether the proposed rules will be implemented in the form proposed or modified in response to comments or subject to other changes that may have a material impact upon the rules as originally proposed and their application to the Company and NVB.

As originally proposed, the rules included new minimum capital ratio requirements to be phased in between January 1, 2013 and January 1, 2015, which would consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%. Certain additional changes to the calculation of risk-weighted assets and Tier 1 capital components will affect the capital ratio requirements.

The proposed rules would also establish a “capital conservation buffer,” which would require maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer would increase the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement would be phased in between January 2016 and January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital ratio level fell below the buffer amount.

The federal bank regulatory agencies have also proposed changes to the prompt corrective action framework (described above under “FDICIA”) which is designed to place restrictions on insured depository institutions if their capital ratios begin to show signs of weakness. As proposed, these changes would take effect January 1, 2015 and would require insured depository institutions to meet the following increased capital ratio requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

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

Regulatory Compliance. The Bank is subject to periodic regulatory examinations in the ordinary course of business which are conducted by the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions. Currently there remains pending a compliance examination of the Bank conducted by the Federal Reserve Bank of San Francisco in 2010 and the Bank has not received the final report of examination. See “Regulatory Agreements” under Item 1A, Risk Factors, at page 19.

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

The Board of Directors of the Company decides whether to declare and pay dividends after consideration of the Company’s earnings, financial condition, future capital needs, regulatory requirements and other factors as the Board of Directors may deem relevant. The Company suspended indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009. This Board decision was made to strengthen and preserve the Company’s capital base in these challenging economic times. The payment of cash dividends remains suspended at present and the payment of dividends in the future will be determined by the Board of Directors after consideration of the Company’s earnings, financial condition, future capital funds, regulatory requirements and other factors as the Board of Directors may deem relevant.

The Company relies upon distributions from NVB in the form of cash dividends in order to pay dividends to its shareholders. The Board of Governors of the Federal Reserve System generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of a subsidiary bank or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. The Federal Reserve Board policy is that a bank holding company should not pay cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

Regulatory Agreement

The supervisory agreement signed on January 6, 2010 by and among North Valley Bancorp, North Valley Bank and the Federal Reserve Bank of San Francisco was terminated, effective as of April 16, 2012. Among other matters, the agreement restricted the payment of dividends, including any payments on trust preferred securities. Resolutions adopted by the Board of Directors of NVB at the request of the California Department of Financial Institutions were also terminated, effective March 1, 2012.

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

The Company has incurred and it is anticipated that it will continue to incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission, NASDAQ and other regulatory agencies having jurisdiction over the Company or the issuance and listing of its securities. The Company does not currently anticipate that compliance with the Act and such rules and regulations will have a material adverse effect upon its financial position or results of its operations or its cash flows. Management is required to report on the effectiveness of internal control over financial reporting, and an external attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is required for the year ended December 31, 2012 but was not required for the years ended December 31, 2011 and 2010. See Item 9A, “Controls and Procedures,” below.

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

The Company does not believe that compliance with the CCD Act will have a material adverse effect upon its financial position or results of its operations or its cash flows.

Competition

At June 30, 2012, commercial and savings banks in competition with the Company had 392 banking offices in the counties of Del Norte, Humboldt, Mendocino, Placer, Shasta, Sonoma, Trinity and Yolo where the Company operates. In those 392 banking offices (which include the Company’s 22), there were $25.7 billion in total deposits of which the Company had an overall share of 3.0%. Additionally, the Company competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage over the Company because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services and international banking which the Company is not authorized nor prepared to offer currently. The Company has arranged with correspondent banks and with others to provide some of these services for their customers. As of December 31, 2012, NVB’s lending limit to any one borrower is $30,960,000 on a fully secured basis and $18,576,000 on an unsecured basis. These limits are adequate in most instances to compete for lending relationships within the markets we currently serve.

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

In addition, on November 9, 2010, the FDIC issued a final rule (implementing the Dodd-Frank Act) which provided unlimited deposit insurance coverage for non-interest bearing transaction accounts until December 31, 2012. This Transaction Account Guarantee (“TAG”) program was not extended and expired December 31, 2012.

The amount of FDIC assessments paid by each DIF member institution is based on its risk profile as measured by regulatory capital ratios and other supervisory factors. Under the assessment rate system established in 2006, the FDIC increased the assessment rates (effective January 1, 2007) for most institutions from $0.05 to $0.07 per $100 of insured deposits and established a Designated Reserve Ratio (“DRR”) for the DIF during 2007 at 1.25% of insured deposits. Since 2008, due to higher levels of bank failures and the need to maintain a strong DIF, the FDIC has increased the assessment rates of insured institutions and may continue to do so in the future. On November 17, 2009, the FDIC amended its regulations and required all insured financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 unless they were notified they were exempt from the prepayment. The FDIC exempted North Valley Bank from the requirement to prepay.

As required by the Dodd-Frank Act, the FDIC revised the assessment rates, effective April 1, 2011, and the deposit insurance assessment base used to calculate premiums paid to DIF, substituting the average consolidated total assets less average tangible equity of an institution in place of deposits. Also pursuant to the Dodd-Frank Act, the FDIC increased the DRR to 2.0 percent, effective January 1, 2011. For the year ended December 31, 2012, the assessment rate for North Valley Bank averaged $0.11 per $100 in assessable deposits, compared to $0.18 per $100 in assessable deposits for the year ended December 31, 2011. If economic conditions continue to impact financial institutions and there are additional bank and other financial institution failures, or if the FDIC otherwise determines, North Valley Bank may be required to pay higher FDIC premiums than the recently increased levels, which could have a material and adverse effect on the earnings of the Company.

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

TARP and the CPP. On October 3, 2008, the EESA was signed into law. Pursuant to the EESA, the U.S. Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has implemented several programs, including the purchase by the U.S. Treasury of certain troubled assets from financial institutions under the Troubled Asset Relief Program” (the “TARP”) and the direct purchase by the U.S. Treasury of equity securities of financial institutions under the Capital Purchase Program (the “CPP”). The final investment under the CPP was made in December 2009. The Company did not participate in the CPP.

Financial Stability Plan. On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan (the “FSP”) as a comprehensive approach to strengthening the financial system and addressing the credit crisis. The Plan included a Capital Assistance Program (the “CAP”) that was intended to serve as a bridge to raising private capital and to ensure sufficient capital to preserve or increase lending in a worse-than-expected economic deterioration. Eligibility to participate in the CAP was consistent with the criteria for QFI’s under the CPP. Eligible institutions with consolidated assets below $100 billion would be able to obtain capital under the CAP after a supervisory review. The CAP ended in November 2009 and the Company did not participate.

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

•	Changes to Capital Requirements. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies which will not be lower and could be higher than current regulatory capital and leverage standards for insured depository institutions. Under these requirements, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.

•	Enhanced Regulatory Supervision. The Dodd-Frank Act increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•	Consumer Protection. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve System. The CFPB is responsible for establishing and implementing rules and regulations under various federal consumer protection laws governing certain consumer products and services. The CFPB has primary enforcement authority over large financial institutions with assets of $10 billion or more, while smaller institutions will be subject to the CFPB’s rules and regulations through the enforcement authority of the federal banking agencies. States are permitted to adopt consumer protection laws and regulations that are more stringent than those laws and regulations adopted by the CFPB and state attorneys general are permitted to enforce consumer protection laws and regulations adopted by the CFPB.

•	Deposit Insurance. The Dodd-Frank Act permanently increased the deposit insurance limit for insured deposits to $250,000 per depositor and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Other deposit insurance changes under the Dodd-Frank Act include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio of the DIF from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act. In December 2010, pursuant to the Dodd-Frank Act, the FDIC increased the reserve ratio of the DIF to 2.0 percent effective January 1, 2011.

•	Transactions with Affiliates. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increased the amount of time for which collateral requirements regarding covered transactions must be maintained.

•	Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•	Enhanced Lending Limitations. The Dodd-Frank Act strengthened the existing limits on a depository institution’s credit exposure to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•	Debit Card Interchange Fees. The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. The Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

•	Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

•	Charter Conversions. Effective one year after enactment of the Dodd-Frank Act, depository institutions that are subject to a cease and desist order or certain other enforcement actions issued with respect to a significant supervisory matter are prohibited from changing their federal or state charters, except in accordance with certain notice, application and other procedures involving the applicable regulatory agencies.

•	Compensation Practices. The Dodd-Frank Act provides that the appropriate federal banking regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the enactment of the Dodd-Frank Act, the federal bank regulatory agencies jointly issued the Interagency Guidance on Sound Incentive Compensation Policies (“Guidance”), which requires that financial institutions establish metrics for measuring the risk to the financial institution of such loss from incentive compensation arrangements and implement policies to prohibit inappropriate risk taking that may lead to material financial loss to the institution. Together, the Dodd-Frank Act and the Guidance may impact our compensation policies and arrangements.

•	Corporate Governance. The Dodd-Frank Act will enhance corporate governance requirements to include (i) requiring publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders; (ii) authorizing the SEC to promulgate rules that would allow shareholders to nominate their own candidates for election as directors using a company’s proxy materials; (iii) directing the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether or not the company is publicly traded; and (iv) authorizing the SEC to prohibit broker discretionary voting on the election of directors and on executive compensation matters.

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

Employees

At December 31, 2012, the Company had approximately 329 employees, (which includes 316 full-time equivalent employees). None of the Company’s employees are represented by a labor union, and management considers its relations with employees to be good.

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

Extensive Regulation of Banking. The operations of the Company and its subsidiary, North Valley Bank, are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of such operations. The Company and North Valley Bank believe they are in substantial compliance in all material respects with laws, rules and regulations applicable to the conduct of their banking business. Because the banking business is highly regulated, the laws, rules and regulations applicable to the Company are subject to regular modification and change. These laws, rules and regulations, or any other laws, rules or regulations adopted in the future, could make compliance more difficult or expensive, restrict the Company’s ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Company, or otherwise adversely affect the Company’s results of operations, financial condition, or future prospects. The Dodd-Frank Act, signed into law on July 21, 2010, continues to have a broad impact on the financial services sector, including significant regulatory and compliance changes. Many of the Dodd-Frank Act requirements are being implemented over time and, given the uncertainty associated with the manner in which they will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on the Company’s operations is not clear. Changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business, results of operations or financial condition.

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

Commercial Loans. As of December 31, 2012, approximately 9.4% of our loan portfolio consisted of commercial business loans. The credit risk for commercial loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the mobility of collateral, the effect of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. In addition, unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.

Real Estate Values. A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2012, real estate served as the principal source of collateral with respect to approximately 79.9% of the Company’s loan portfolio. A continuing substantial decline in the economy in general, or a continuing decline in real estate values in the Company’s primary operating market areas in particular, could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of mortgage-backed securities included in the available-for-sale investment portfolio, as well as the Company’s financial condition and results of operations in general and the market value for Company common stock. Acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition. In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize the amount equal to the indebtedness secured by the property in the event of foreclosure.

Construction and Development Loans. At December 31, 2012, real estate construction loans totaled $23.0 million, or 4.7% of our total loan portfolio. Residential construction loans, including land acquisition and development, totaled $14.9 million or 64.6% of the Company’s real estate construction portfolio, and 3.0% of the total loan portfolio. Construction, land acquisition and development lending involve additional risks because funds are advanced on the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, speculative construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or the guarantor to repay the principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan, as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

Other Real Estate Owned (“OREO”). Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at its fair value less estimated costs to sell. The amount, if any, by which the recorded amount of the loan exceeds the fair value (less estimated costs to sell) are charged to the allowance for loan losses, if necessary. The Company’s earnings could be materially and adversely affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership. Also, any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. The Company’s OREO totaled $22,423,000, $20,106,000 and $25,784,000 at December 31, 2012, 2011 and 2010, respectively.

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

Nonperforming Loans. In recent years, we have experienced significant declines in the performance of loans, particularly construction, development and land loans, and unsecured commercial and consumer loans. The Company’s nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) were approximately $5,835,000, $18,411,000 and $20,065,000 at December 31, 2012, 2011 and 2010, respectively. Nonperforming loans as a percentage of the Company’s total loans were 1.19%, 4.04% and 3.91% at December 31, 2012, 2011 and, 2010, respectively. Nonperforming loans adversely affect the Company’s net income in various ways. We do not record interest income on nonaccrual loans; the costs of reappraising adversely classified assets, legal and other costs associated with loan collections, and other operating costs related to foreclosed assets have increased our noninterest expense; and upon taking collateral through foreclosure or similar proceedings, we are required to mark the related loan to the then fair value of the collateral, less estimated selling costs, which may result in a loss. Until economic and market conditions improve, we expect that our level of nonperforming loans will continue to impact our earnings, and could have a substantial adverse impact if conditions deteriorate further.

Regulatory Agreements. The supervisory agreement signed on January 6, 2010 by and among North Valley Bancorp, North Valley Bank and the Federal Reserve Bank of San Francisco was terminated, effective as of April 16, 2012, and resolutions adopted by the Board of Directors of NVB at the request of the California Department of Financial Institutions were previously terminated, effective March 1, 2012. However, North Valley Bank has not received a final report of examination for a compliance examination of the Bank conducted by the Federal Reserve Bank of San Francisco in 2010 and the Bank has established a reserve for the anticipated settlement of criticisms expected to be contained in the report, when received. See the discussion under “Noninterest Expense” at page 34 below.

The Effects of Legislation in Response to Current Credit Conditions. Legislation passed at the federal level and/or by the State of California in response to current conditions affecting credit markets could cause the Company to experience higher loan losses if such legislation reduces the amount that borrowers are otherwise contractually required to pay under existing loan contracts with North Valley Bank. Such legislation could also result in the imposition of limitations upon North Valley Bank's ability to foreclose on property or other collateral or make foreclosure less economically feasible. Such events could result in increased loan losses and require a material increase in the allowance for loan losses and thereby adversely affect the Company’s results of operations, financial condition, future prospects, profitability and stock price.

Dilution of Common Stock. Shares of the Company’s common stock may be issued in public or private capital raising transactions, future acquisitions, joint ventures, strategic alliances, or for other corporate purchases approved by the Board of Directors. On April 22, 2010, the Company raised $40 million (in gross proceeds) in a private placement of 40,000 shares of its Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) to a limited number of institutional and other accredited investors, including certain directors and executive officers of the Company. The shares of Series A Preferred Stock were convertible into shares of the Company’s common stock and, on July 21, 2010, with the prior approval of the Company shareholders, all 40,000 shares of Series A Preferred Stock were converted into a 26,666,646 shares of Company common stock (resulting in a total of 34,162,463 shares of common stock outstanding on such date). Shares of the Company’s common stock remaining eligible for future sale could have a further dilutive effect on the market for the common stock and could adversely affect the market price. The Amended and Restated Articles of Incorporation of the Company currently authorize the issuance of 60,000,000 shares of common stock, of which 6,835,192 were outstanding at December 31, 2012 (after a one-for-five reverse stock split effective on December 28, 2010). Pursuant to Company stock option plans, at December 31, 2012, employees and directors of the Company had outstanding options to purchase 248,822 shares of common stock. As of December 31, 2012, there were 220,213 shares of common stock available for grants under the Company’s stock option plans.

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

The Effects of Changes to FDIC Insurance Coverage Limits and Assessments. FDIC insurance assessments are uncertain and increased premiums may adversely affect the Company’s earnings. The FDIC charges insured financial institutions premiums to maintain the DIF. Current economic conditions have increased expectations for additional bank closures and, in such event, the FDIC would take control of the failed banks and guarantee payment of deposits up to applicable insured limits from the DIF. Insurance premium assessments to insured financial institutions may increase as necessary to maintain adequate funding of the DIF. The EESA of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000, which was scheduled to remain in effect through December 31, 2013. With enactment of the Dodd-Frank Act on July 21, 2010, the $250,000 per depositor insurance limit was made permanent. The TAG program which provided unlimited deposit insurance for noninterest bearing transaction accounts was not extended and it expired on December 31, 2012. It is not clear how depositors will regard the increase in insurance coverage to $250,000 in the future. Despite the increase, some depositors may reduce the amount of deposits held at North Valley Bank if concerns regarding bank failures persist, which could affect the level and composition of North Valley Bank's deposit portfolio and thereby directly impact its funding costs and net interest margin. North Valley Bank’s funding costs may also be adversely affected in the event that activities of the Federal Reserve Board and the U.S. Department of the Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to North Valley Bank or reducing the availability of funds to finance its existing operations and thereby adversely affect the Company’s results of operations, financial condition, future prospects, profitability and stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company’s head office is located at 300 Park Marina Circle, Redding, California 96001. As of December 31, 2012, the Bank had branch offices in Shasta County (ten branches), Trinity County (two branches), Humboldt County (five branches), Del Norte County (one branch), Yolo County (one branch), Sonoma County (one branch), Placer County (one branch) and Mendocino County (one branch).

The Bank owns eleven branch office locations and two non branch locations. The Bank leases eleven branch office locations, one loan production office, one administrative building, one non branch location and one storage warehouse facility. Expiration dates of the Bank’s leases range from October 2013 to September 2023. Certain properties currently leased have renewal options which could extend the use of the facility for additional specified terms, and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. In the opinion of management, all properties are adequately covered by insurance and existing facilities are considered adequate for present and anticipated future use.

The following table summarizes the Company’s premises, both owned and leased:

Office Description	Office Address	Office Type

Redding	1327 South Street, Redding	Branch (Owned)
Westwood	6392-J Westside Road, Redding	Branch (Leased)
Shasta Lake	4715 Shasta Dam Blvd., Shasta Lake	Branch (Owned)
Country Club	2930 Bechelli Lane, Redding	Former Branch (Owned)
Bechelli	2920 Bechelli Lane, Redding	(Owned)
Weaverville	595 Main Street, Weaverville	Branch (Owned)
Hayfork	7061 State Highway 3, Hayfork	Branch (Owned)
Buenaventura	3315 Placer Street, Redding	Supermarket Branch (Leased)
Anderson	2686 Gateway Drive, Anderson	Branch (Owned)
Enterprise	880 E. Cypress Avenue, Redding	Branch (Owned)
Cottonwood	20635 Gas Point Road, Cottonwood	Supermarket Branch (Leased)
Palo Cedro	9334-A Deschutes Road, Palo Cedro	Branch (Leased)
Churn Creek	2245 Churn Creek Road, Redding	Branch (Owned)
Redding Warehouse		Storage Facility (Leased)
Park Marina Circle	300 Park Marina Circle, Redding	Administrative/Branch (Leased)
Cypress Center	804 East Cypress, Redding	Administrative (Leased)
Real Estate	836 East Cypress, Redding	(Owned)
Eureka Mall	838 W. Harris, Eureka	Branch (Leased)
McKinleyville	1640 Central Avenue, McKinleyville	Branch (Leased)
Crescent City	1492 Northcrest Drive, Crescent City	Branch (Owned)
Eureka Downtown	402 F Street, Eureka	Branch (Owned)
Ferndale	394 Main Street, Ferndale	Branch (Owned)
Garberville	793 Redwood Drive, Garberville	Branch (Leased)
Willits	255 S. Main Street, Willits	Branch (Owned)
Woodland	630 Main Street, Woodland	Administrative/Branch (Leased)
Roseville	2999 Douglas Blvd., Suite 160, Roseville	Branch (Leased)
Santa Rosa	100 B Street, Suite 110, Santa Rosa	Branch (Leased)
Ukiah	101 N. State Street, Suite A, Ukiah	Former Branch (Leased)
Ukiah	275 West Gobbi Street, Suite B, Ukiah	Loan Production Office (Leased)

As of December 31, 2012, the Bank’s investment in premises and equipment, net of depreciation, totaled $9,181,000. See Notes 5 and 15 to the Consolidated Financial Statements.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The North Valley Bancorp common stock is quoted and trades on the NASDAQ Global Select Market under the symbol “NOVB.” The shares were first listed with the NASDAQ Stock Market in April 1998. The table below summarizes the Common Stock high and low trading prices during the two-year period ended December 31, 2012 as reported on the NASDAQ Global Select Market. The Company did not declare any cash dividends on its common stock for the years ended 2012 and 2011.

	Year Ended December 31,
	2012		2011
	High	Low	High	Low
First Quarter	$12.44	$9.39	$12.99	$8.10
Second Quarter	$15.00	$12.24	$10.86	$9.61
Third Quarter	$14.41	$13.00	$10.90	$9.02
Fourth Quarter	$14.41	$13.65	$10.45	$8.25

Holders

The Company had approximately 366 shareholders of record as of December 31, 2012.

Dividends

As a California corporation, the Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law (the “Corporation Law”). The Corporation Law provides that neither a corporation nor any of its subsidiaries shall make a distribution to the corporation’s shareholders unless the board of directors has determined in good faith either of the following: (1) the amount of retained earnings of the corporation immediately prior to the distribution equals or exceeds the sum of (A) the amount of the proposed distribution plus (B) the preferential dividends arrears amount; or (2) immediately after the distribution, the value of the corporation’s assets would equal or exceed the sum of its total liabilities plus the preferential rights amount. The good faith determination of the board of directors may be based upon (1) financial statements prepared on the basis of reasonable accounting practices and principles, (2) a fair valuation, or (3) any other method reasonable under the circumstances; provided, that a distribution may not be made if the corporation or subsidiary making the distribution is, or is likely to be, unable to meet its liabilities (except those whose payment is otherwise adequately provided for) as they mature. The term “preferential dividends arrears amount” means the amount, if any, of cumulative dividends in arrears on all shares having a preference with respect to payment of dividends over the class or series to which the applicable distribution is being made, provided that if the articles of incorporation provide that a distribution can be made without regard to preferential dividends arrears amount, then the preferential dividends arrears amount shall be zero. The term “preferential rights amount” means the amount that would be needed if the corporation were to be dissolved at the time of the distribution to satisfy the preferential rights, including accrued but unpaid dividends, of other shareholders upon dissolution that are superior to the rights of the shareholders receiving the distribution, provided that if the articles of incorporation provide that a distribution can be made without regard to any preferential rights, then the preferential rights amount shall be zero.

Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from NVB. As a California banking corporation, the ability of NVB to pay cash dividends and/or management fees is subject to restrictions set forth in the California Financial Code (the “Financial Code”). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank's retained earnings; or (b) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the Commissioner, make a distribution to its shareholders in an amount not exceeding the greater of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that the Commissioner determines that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the Commissioner may order the bank to refrain from making a proposed distribution.

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

The Board of Directors of the Company decides whether to declare and pay dividends after consideration of the Company’s earnings, financial condition, future capital needs, regulatory requirements and other factors as the Board of Directors may deem relevant. On January 29, 2009, primarily as a result of the Company’s operating performance for 2008, the Board of Directors determined that it was in the best interest of the Company to suspend indefinitely the payment of quarterly cash dividends on its common stock, beginning in 2009. As a result, no cash dividends were declared or paid during 2012, 2011 and 2010.

See Note 17 to the Consolidated Financial Statements for additional information regarding the payment of dividends, including information regarding certain limitations on the payment of dividends or distributions by the Company or NVB.

Performance Graph

The following graph compares our cumulative total shareholder return since December 31, 2007 with the NASDAQ Composite Index, the SNL $500 million - $1 billion Bank Index, and SNL Western Bank Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100.00 on December 31, 2007.

			Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
North Valley Bancorp	100.00	30.41	17.00	14.56	15.63	23.16
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank $500M-$1B	100.00	64.08	61.03	66.62	58.61	75.14
SNL Western Bank	100.00	97.37	89.41	101.31	91.53	115.50

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

Selected Consolidated Financial Data

	Year ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Income Statement
Total interest income	$33,731	$37,145	$38,922	$43,955	$52,091
Total interest expense	3,525	5,786	8,985	12,721	16,954
Net interest income	30,206	31,359	29,937	31,234	35,137
Provision for loan losses	2,100	2,650	7,970	26,500	12,100

Net interest income after provision for loan losses	28,106	28,709	21,967	4,734	23,037
Total noninterest income	16,419	14,365	12,944	14,010	10,152
Total noninterest expense	39,979	39,715	42,144	53,990	38,658
Income (loss) before (benefit) provision for income taxes	4,546	3,359	(7,233)	(35,246)	(5,469)
(Benefit) provision for income taxes	(1,744)	312	(985)	(9,394)	(3,675)
Net income (loss)	6,290	3,047	(6,248)	(25,852)	(1,794)
Preferred stock discount	—	—	(18,667)	—	—
Net income (loss) available to common stockholders	$6,290	$3,047	$(24,915)	$(25,852)	$(1,794)
Income (loss) per share (1)
Basic	$0.92	$0.45	$(6.42)	$(17.24)	$(1.20)
Diluted	$0.92	$0.45	$(6.42)	$(17.24)	$(1.20)

Statement of Condition
Total assets	$902,343	$904,966	$884,941	$884,362	$879,551
Investment securities and federal funds sold	$301,686	$352,421	$274,655	$194,594	$76,366
Net loans	$481,753	$443,559	$498,473	$583,878	$682,095
Deposits	$768,580	$766,239	$753,790	$787,809	$754,944
Stockholder's equity	$96,161	$89,465	$83,978	$52,302	$77,258

Common Stock Data
Shares outstanding	6,835,192	6,833,752	6,832,492	1,499,163	1,499,163
Book value per share (2)	$14.07	$13.09	$12.29	$34.89	$51.53
Cash dividends per share	$—	$—	$—	$—	$2.00
Dividend payout ratio	—	—	—	—	(166.56%)

Performance Ratios
Return (loss) on average assets	0.69%	0.34%	(0.69%)	(2.85%)	(0.20%)
Return (loss) on average equity	6.70%	3.54%	(8.03%)	(34.92%)	(2.23%)

Capital Ratios
Risk based capital:
Total (8% minimum ratio)	18.28%	19.53%	17.63%	12.19%	12.75%
Tier I (4% minimum ratio)	17.01%	17.99%	15.94%	9.09%	10.93%
Leverage ratio	11.77%	11.82%	11.48%	7.16%	10.36%

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

A restructuring of a debt constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and measured for impairment as described above.

The determination of the general reserve for loans that are collectively evaluated for impairment is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in the Company's service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company's underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company calculates the allowance for each portfolio segment (loan type). These portfolio segments include commercial, real estate commercial, real estate construction (including land and development loans), real estate mortgage, installment and other loans (principally home equity loans). The allowance for loan losses attributable to each portfolio segment, which includes both individually impaired loans and loans that are collectively evaluated for impairment, is combined to determine the Company's overall allowance, which is included on the consolidated balance sheet.

The Company assigns a risk rating to all loans except pools of homogeneous loans and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company's regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. The risk ratings can be grouped into five major categories, defined as follows:

Pass – A pass loan is a credit with no existing or known potential weaknesses deserving of management's close attention.

Special Mention – A special mention loan has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company's credit position at some future date. Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard – A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well defined weaknesses include a project's lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project's failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loss – Loans classified as loss are considered uncollectible and charged off immediately.

The general reserve component of the allowance for loan losses also consists of reserve factors that are based on management's assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses and (3) other qualitative factors. These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below.

Commercial. Commercial loans generally possess more inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

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

Real Estate Mortgage. The degree of risk in real estate mortgage lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

Individual loans and receivables in homogeneous loan portfolio segments are not evaluated for specific impairment. Rather, the sole component of the allowance for these loan types is determined by collectively measuring impairment reserve factors based on management's assessment of the following for each homogeneous loan portfolio segment: (1) inherent credit risk, (2) delinquencies, (3) historical losses and (4) other qualitative factors. The homogenous loan portfolio segments are described in further detail below.

Installment – An installment loan portfolio is usually comprised of a large number of small loans scheduled to be amortized over a specific period. Most installment loans are made directly for consumer purchases. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

Other (principally home equity loans) – The degree of risk in home equity loans depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company's primary regulators, the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

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

Share Based Compensation. At December 31, 2012, the Company had two stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan, which are described more fully in Notes 1 and 13 to the Consolidated Financial Statements included herein in Item 8, “Financial Statements and Supplementary Data”. Compensation cost is recognized on all share-based payments over the requisite service periods of the awards based on the grant-date fair value of the options determined using the Black-Scholes-Merton based option valuation model. Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. For further information on the computation of the fair value of share-based payments, see Notes 1 and 13 to the Consolidated Financial Statements.

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

The Company evaluates deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results. The Company is required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. The realization of deferred tax assets ultimately depends on the existence of sufficient taxable income in the carry back and carry forward periods under the tax law. Due to the Company’s cumulative tax losses in 2009 and 2010, it was determined that as of December 31, 2010, the Company was not able to meet the “more likely than not” standard as to realization of a portion of its deferred tax assets and accordingly established a partial valuation allowance of $4,500,000 against such assets. During the quarter ended December 31, 2011, the Company reversed the Federal portion of its valuation allowance in the amount of $223,000 and in the quarter ended September 30, 2012, the Company eliminated the remaining State portion of the valuation allowance of $4,277,000. The decision to reverse the remaining valuation allowance was based on the following positive evidence:

•	The quarter ended September 30, 2012 marked the Company’s eighth consecutive quarter of positive earnings
•	Continued profitability is expected for the foreseeable future
•	At September 2012 classified loans as a percent of total loans were 5.8% as compared to 13.3% as of December 2010
•	At September 2012 nonaccrual loans as a percent of total loans were 2.4% as compared to 3.6% as of December 2010
•	Other real estate owned totaled $21,689,000 at September 2012 compared to $25,784,000 at December 2010
•	Effective April 16, 2012 the supervisory agreement by and among North Valley Bancorp, North Valley Bank, and the Federal Reserve Bank of San Francisco was terminated
•	Implementation of various cost savings measures including reductions in the number of personnel and regulatory approval to consolidate two of its branches during the current quarter; one located in Redding, California and the other in Ukiah, California
•	Approval by the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions allowing North Valley Bank to upstream $16.5 million to the Company to pay all deferred interest on its subordinated debentures and to fully redeem its North Valley Capital Trust I subordinated notes in the amount of $10.3 million
•	Redemption of the Company’s North Valley Capital Trust I on July 25, 2012
•	The length of the carryforward period in which the Company has to utilize its net operating losses and tax credits
•	The reduction of nonperforming assets and classified assets significantly reduces the risk associated with future financial projections.

As of December 31, 2012, the net deferred tax asset was $12,346,000. This is compared to a net deferred tax asset of $10,721,000, which included a valuation allowance of $4,277,000, as of December 31, 2011.

Business Organization

North Valley Bancorp (the “Company”) is a California corporation and a bank holding company for NVB, a state-chartered, Federal Reserve Member bank. NVB operates out of its main office located at 300 Park Marina Circle, Redding, California 96001, with twenty-two branches, including two supermarket branches. The Company’s principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to customers, who are predominately small and middle market businesses and middle income individuals. The Company’s primary source of revenues is interest income from its loan and investment securities portfolios. The Company is not dependent on any single customer for more than ten percent of its revenues.

Overview

Financial Results

For the year ended December 31, 2012, the Company recorded net operating income of $6,290,000, compared to a net operating income of $3,047,000, for the year ended December 31, 2011. For 2012, the Company realized a return on average stockholders’ equity of 6.70% and a return on average assets of 0.69%, as compared to a return on average stockholders’ equity of 3.54% and a return on average assets of 0.34% for 2011.

During 2012, total assets decreased $2,623,000, or 0.29%, to $902,343,000 at year end. The loan portfolio increased $35,996,000, or 7.89%, and totaled $492,211,000 at December 31, 2012 compared to $456,215,000 at December 31, 2011. The increase is primarily attributed to the increase in real estate – mortgage loans due to the purchase of jumbo residential mortgages and an increase in the Company’s commercial real estate loans. See “Loan Portfolio” on page 37 for further information. Available-for-sale investment securities decreased $26,390,000 to $285,815,000 at December 31, 2012 from $312,205,000 at December 31, 2011 due to investment sales, proceeds from maturities and principal pay downs. The loan to deposit ratio at December 31, 2012 was 64.0% as compared to 59.5% at December 31, 2011. Total deposits increased $2,341,000, or 0.31%, to $768,580,000 at December 31, 2012 compared to $766,239,000 at December 31, 2011. The overall increase in deposits was due to the increase in non-maturity deposits of $42,275,000. This was offset by a decrease in time certificates of $39,934,000 primarily due to a reduction in rates on those deposits.

Nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) decreased $12,576,000, or 68.3%, to $5,835,000 at December 31, 2012 from $18,411,000 at December 31, 2011. Nonperforming loans as a percentage of total loans were 1.19% at December 31, 2012, compared to 4.04% at December 31, 2011.

Nonperforming assets (defined as nonperforming loans and OREO) totaled $28,258,000 at December 31, 2012, a decrease of $10,259,000 from the December 31, 2011 balance of $38,517,000. Nonperforming assets as a percentage of total assets were 3.13% at December 31, 2012 compared to 4.26% at December 31, 2011.

Gross charge-offs for the year ended December 31, 2012 were $4,702,000 and recoveries for the same year totaled $404,000 resulting in net charge-offs of $4,298,000, compared to gross charge-offs for the year ended December 31, 2011 of $5,525,000 and recoveries of $538,000 resulting in net charge-offs of $4,987,000.

On April 22, 2010, the Company completed a $40,000,000 private placement of Series A Preferred Stock, with net proceeds of $37,500,000, which further strengthened the Company’s and the Bank’s capital levels and ratios. On July 16, 2010, the Company received approval at the Annual Meeting of Shareholders to convert the 40,000 shares of Series A Preferred Stock into 26,666,646 shares of common stock. At July 21, 2010, a total of 34,162,463 shares of common stock were issued and outstanding. Under generally accepted accounting principles (“GAAP”), the conversion feature of the preferred stock had an intrinsic value of $0.70 per share, or $18,667,000, based on the difference between the conversion price of $1.50 per share and the market value of $2.20 for the Company’s common stock at the commitment date, April 22, 2010. As required by GAAP, the Company recognized this difference of $18,667,000 as a beneficial conversion discount on the preferred stock as of the July 21, 2010 conversion date. After combining this implied dividend on the preferred stock with operating results for the year ended December 31, 2011, the Company reported a loss available to common shareholders of $24,915,000, or ($6.42) per diluted share. The Company completed its 1-for-5 reverse stock split on December 28, 2010, and the Company had 6,835,192 and 6,833,752 common shares outstanding at December 31, 2012 and 2011, respectively. All common stock and EPS have been restated on an equivalent basis throughout this filing, retrospectively.

Regulatory Matters

The supervisory agreement signed on January 6, 2010 by and among North Valley Bancorp, North Valley Bank and the Federal Reserve Bank of San Francisco was terminated, effective as of April 16, 2012, and resolutions adopted by the Board of Directors of NVB at the request of the California Department of Financial Institutions were terminated effective March 1, 2012. However, North Valley Bank has not received a final report of examination for a compliance examination of the Bank conducted by the Federal Reserve Bank of San Francisco in 2010 and the Bank has established a reserve for the anticipated settlement of criticisms expected to be contained in the report, when received. See the discussion under “Noninterest Expense” at page 34 below.

Results of Operations

Net Interest Income and Net Interest Margin (fully taxable equivalent basis): Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $272,000, $324,000 and $360,000 in taxable-equivalent interest income on tax-free investments for the years ending December 31, 2012, 2011 and 2010.

Net interest income for 2012 was $30,478,000, a $1,205,000, or 3.80%, decrease from net interest income of $31,683,000 in 2011. Interest income decreased $3,466,000, or 9.25%, to $34,003,000 in 2012 due primarily to a decrease in average yield on loans. The Company also had $575,000 in foregone interest income for the loans placed on nonaccrual status during the year ended December 31, 2012 compared to $1,039,000 and $2,096,000 for the years ended December 31, 2011 and 2010, respectively. The average loans outstanding in 2012 decreased $18,198,000, or 3.77%, to $464,647,000. This lower loan volume decreased interest income by $1,088,000 in 2012. The average yield earned on the loan portfolio decreased 37 basis points to 5.61% for 2012. This decrease in yield decreased interest income by $1,713,000 in 2012. The net decrease to interest income from the loan portfolio was $2,801,000. The 2012 average balance of the investment portfolio increased $14,441,000, or 4.90%, compared to 2011, which accounted for the $298,000 increase in interest income in 2012. The 2012 average yield of the investment portfolio decreased 35 basis points which accounted for a $956,000 decrease in interest income.

Interest expense in 2012 decreased $2,261,000, or 39.08%, to $3,525,000. The decrease was primarily related to the average rates paid on time deposits which decreased 40 basis points to 0.81% and reduced interest expense by $783,000 along with a decrease in average time deposits of $22,932,000 which reduced interest expense by $277,000 during 2012. The average rate paid on savings and money market accounts decreased 23 basis points to 0.21% for 2012 compared to 0.44% for 2011, resulting in a decrease to interest expense of $525,000 in 2012. This decrease was offset partially by higher average balances in savings and money market accounts of $5,569,000 in 2012, resulting in a $25,000 increase in interest expense compared to 2011. The average rate paid on other borrowed funds decreased 141 basis points to 4.50% for 2012 compared to 5.91% for 2011, resulting in a decrease to interest expense of $426,000.

Net interest margin for 2012 decreased 12 basis points to 3.80% from 3.92% in 2011. The net interest margin for the fourth quarter of 2012 was 3.93%, which was a 25 basis point increase from 3.68% in the fourth quarter of 2011 and a 15 basis point increase from 3.78% in the third quarter of 2012. The increase in the net interest margin in the fourth quarter of 2012 compared to the third quarter of 2012 is primarily due to a decrease in average balance and average rate paid on the other borrowed funds.

Net interest income for 2011 was $31,683,000, a $1,386,000, or 4.57%, increase from net interest income of $30,297,000 in 2010. Interest income decreased $1,813,000, or 4.62%, to $37,469,000 in 2011 due primarily to a decrease in average loans. The Company also had $1,039,000 in foregone interest income for the loans placed on nonaccrual status during the year ended December 31, 2011 compared to $2,096,000 for the year ended December 31, 2010. The average loans outstanding decreased $77,018,000, or 13.76%, to $482,845,000. This lower loan volume decreased interest income by $4,575,000 in 2011. The average yield earned on the loan portfolio increased 4 basis points to 5.98% for 2011. This increase in yield increased interest income by $162,000 in 2011. The net decrease to interest income from the loan portfolio was $4,413,000. The 2011 average balance of the investment portfolio increased $93,432,000, or 46.37%, compared to 2010, which accounted for a $2,365,000 increase in interest income, an increase in average yield of taxable securities of 12 basis points increased interest income by $333,000, and a decrease in average yield of nontaxable securities of 23 basis points decreased interest income by $33,000.

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

Average Daily Balance Sheets

(Dollars in thousands)

	2012			2011			2010
	Average	Yield/	Interest	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount	Balance	Rate	Amount
Assets
Federal funds sold	$27,861	0.24%	$66	$31,103	0.23%	$73	$59,446	0.23%	$138
Investments:
Taxable securities	297,451	2.38%	7,075	280,708	2.70%	7,580	186,220	2.58%	4,809
Nontaxable securities(1)	11,903	6.72%	800	14,205	6.71%	953	15,261	6.94%	1,059
Total investments	309,354	2.55%	7,875	294,913	2.89%	8,533	201,481	2.91%	5,868
Total loans (2)(3)	464,647	5.61%	26,062	482,845	5.98%	28,863	559,863	5.94%	33,276
Total earning assets/interest income	801,862	4.24%	34,003	808,861	4.63%	37,469	820,790	4.79%	39,282
Nonearning assets	120,321			106,836			101,192
Allowance for loan losses	(11,888)			(14,426)			(17,294)
Net nonearning assets	108,433			92,410			83,898
Total assets	$910,295			$901,271			$904,688

Liabilities and Stockholders’ Equity

Transaction accounts	$180,038	0.07%	$125	$164,616	0.18%	$293	$158,169	0.25%	$393
Savings and money market	226,070	0.21%	471	220,501	0.44%	971	210,655	0.68%	1,433
Time deposits	193,476	0.81%	1,569	216,408	1.21%	2,629	259,568	1.94%	5,035
Other borrowed funds	30,205	4.50%	1,360	32,012	5.91%	1,893	31,961	6.65%	2,124
Total interest bearing liabilities/interest expense	629,789	0.56%	3,525	633,537	0.91%	5,786	660,353	1.36%	8,985
Noninterest bearing deposits	164,437			159,242			149,696
Other liabilities	22,163			22,386			16,789
Total liabilities	816,389			815,165			826,838
Stockholders’ equity	93,906			86,106			77,850
Total liabilities and stockholders’ equity	$910,295			$901,271			$904,688
Net interest income			$30,478			$31,683			$30,297
Net interest spread		3.68%			3.72%			3.43%
Net interest margin (4)		3.80%			3.92%			3.69%

(1)	Tax-equivalent basis; nontaxable securities are exempt from federal taxation.
(2)	Loans on nonaccrual status have been included in the computations of average balances.
(3)	Includes loan fees of $361, $234 and $428 for years ended December 31, 2012, 2011 and 2010.
(4)	Net interest margin is determined by dividing net interest income by total average earning assets.

The following table summarizes changes in net interest income resulting from changes in average asset and liability balances (volume) and changes in average interest rates. The change in interest due to both rate and volume has been allocated to the change in rate (in thousands).

Changes in Volume/Rate

	2012 Compared to 2011			2011 Compared to 2010
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income
Interest on federal funds sold	$(7)	$—	$(7)	$(65)	$—	$(65)
Interest on investments:
Taxable securities	452	(957)	(505)	2,438	333	2,771
Nontaxable securities	(154)	1	(153)	(73)	(33)	(106)
Total investments	298	(956)	(658)	2,365	300	2,665
Interest on loans	(1,088)	(1,713)	(2,801)	(4,575)	162	(4,413)
Total interest income	(797)	(2,669)	(3,466)	(2,275)	462	(1,813)

Interest Expense
Transaction accounts	28	(196)	(168)	16	(116)	(100)
Savings and money market	25	(525)	(500)	67	(529)	(462)
Time deposits	(277)	(783)	(1,060)	(837)	(1,569)	(2,406)
Other borrowed funds	(107)	(426)	(533)	3	(234)	(231)
Total interest expense	(331)	(1,930)	(2,261)	(751)	(2,448)	(3,199)
Total change in net interest income	$(466)	$(739)	$(1,205)	$(1,524)	$2,910	$1,386

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

The Company’s provision for loan losses was $2,100,000, $2,650,000 and $7,970,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in the provision for loan losses is due primarily to a decrease in the level of charge-offs experienced of $823,000 to $4,702,000 at December 31 2012, down from $5,525,000 at December 31, 2011 and the decrease in the level of nonperforming loans to $5,835,000 at December 31, 2012, down from $18,411,000 at December 31, 2011. Loan charge-offs, net of recoveries were $4,298,000 in 2012, $4,987,000 in 2011 and $11,516,000 in 2010. The ratio of net charge-offs to average loans outstanding were 0.93% in 2012, 1.03% in 2011 and 2.06% in 2010. The ratio of the allowance for loan losses to total loans was 2.12% in 2012, 2.77% in 2011 and 2.92% in 2010. The provision of $2,100,000 for the year ended December 31, 2012 reflects management’s assessment of the required provision to maintain the overall adequacy of the allowance for loan losses. This assessment includes the consideration of the changes in nonperforming loans and the overall effect of the economy, particularly in real estate values in Northern California. Management believes that the current level of allowance for loan losses as of December 31, 2012 of $10,458,000, or 2.12% of total loans, is adequate at this time.

Noninterest Income. The following table is a summary of the Company’s noninterest income for the years ended December 31 (in thousands):

	2012	2011	2010
Service charges on deposit accounts	$4,333	$4,635	$5,864
Other fees and charges	4,715	4,663	4,566
Earnings on cash surrender value of life insurance policies	1,363	1,359	1,376
Gain on sale of loans	3,154	1,172	241
Gain on sale of securities	1,877	1,677	—
Other	977	859	897
Total	$16,419	$14,365	$12,944

Noninterest income for the year ended December 31, 2012 increased by $2,054,000, or 14.3%, to $16,419,000 from $14,365,000 for the year ended December 31, 2011. The increase was primarily attributed to gain on sale of loans of $3,154,000. Of the $3,154,000 gain on sale of loans for the year ended December 31, 2012, the sale of mortgage loans was $2,682,000 and the sale of SBA loans was $472,000 compared to the sale of mortgage loans of $492,000 and the sale of SBA loans of $680,000 for the same period in 2011. Service charges on deposit accounts decreased by $302,000 to $4,333,000 for the year ended December 31, 2012 compared to $4,635,000 for the same period in 2011, reflecting a continuation of the decrease from December 31, 2010 to December 31, 2011. All other sources of fees and charges increased by $52,000 to $4,715,000 for the year ended December 31, 2012 compared to $4,663,000 for the same period in 2011. The Company had a $1,877,000 gain on sale of securities for the year ended December 31, 2012, an increase of $200,000 compared to $1,677,000 for the same period in 2011.

Noninterest income for the year ended December 31, 2011 increased by $1,421,000, or 11.0%, to $14,365,000 from $12,944,000 for the year ended December 31, 2010. The primary reason for the increase in noninterest income in 2011 compared to 2010 was due to gains on the sale of investment securities of $1,677,000. Gain on sale of loans increased $931,000 in 2011 compared to 2010, primarily due to the gain on sale of SBA loans of $680,000. Service charges on deposit accounts decreased $1,229,000 to $4,635,000 for the year ended December 31, 2011 compared to $5,864,000 for the year ended December 31, 2010 primarily as a result of implementing FDIC guidance on the operation of account overdraft programs in the second quarter of 2011, while other fees and charges increased $97,000 to $4,663,000 for the year ended December 31, 2011 compared to $4,566,000 for the year ended December 31, 2010. Other noninterest income decreased $38,000 to $859,000 for the year ended December 31, 2011 compared to $897,000 for the year ended December 31, 2010.

Noninterest Expense. The following table is a summary of the Company’s noninterest expense for the years ended

December 31 (in thousands):

	2012	2011	2010
Salaries and benefits	$20,277	$18,657	$16,873
Other real estate owned expense	3,556	4,804	6,522
Occupancy	2,547	2,786	2,850
Data processing	2,517	2,507	2,206
Professional services	1,105	1,090	1,704
Furniture and equipment	938	1,062	1,434
FDIC and state assessments	922	1,355	2,368
Loan expense	922	337	621
ATM and online banking	768	1,182	1,120
Director expense	614	420	458
Marketing	608	607	615
Operations expense	507	652	601
Printing and supplies	479	542	422
Postage	477	537	524
Messenger	447	608	570
Telecommunications	412	305	368
Other	2,883	2,264	2,888
Total	$39,979	$39,715	$42,144

Noninterest expense increased $264,000, or 0.66%, to $39,979,000 for the year ended December 31, 2012 from $39,715,000 for the same period in 2011. Salaries and employee benefits increased $1,620,000, for the year ended December 31, 2012 compared to the same period in 2011 primarily due to the hiring of production personnel and the development of production incentive plans. Occupancy and furniture and equipment expense decreased $363,000 for the year ended December 31, 2012 compared to the same period of 2011 due to a decrease in depreciation and rent expense as a result of facilities consolidation initiatives completed in 2012 and 2011. OREO expense decreased $1,248,000 to $3,556,000, for the year ended December 31, 2012 compared to $4,804,000 for the same period in 2011. For the year ended December 31, 2012, OREO expense consisted of operating expenses and losses from disposals or write-downs of $523,000 and $3,033,000, respectively, compared to $708,000 and $4,096,000, respectively, in 2011. FDIC and state assessments decreased $433,000 to $922,000 for the year ended December 31, 2012, compared to $1,355,000 for the same period in 2011, as a result of the termination of regulatory agreements with the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions as well as a change in FDIC insurance assessment methodology, which changed the assessment base from total deposits to average total assets less tangible capital. All other expenses increased $688,000 to $11,739,000 for the year ended December 31, 2012 compared to $11,051,000 for the same period in 2011. Other noninterest expense for the year-ended December 31, 2012 includes a reserve of $700,000 for expenses expected to be incurred in connection with the settlement of an open compliance examination conducted by the Federal Reserve Bank of San Francisco.

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

Income Taxes. The Company recorded a benefit for income taxes for the year ended December 31, 2012 of $1,744,000, compared to a provision for income taxes of $312,000 for the year ended December 31, 2011, and a benefit for income taxes of $985,000 for the year ended December 31, 2010. The benefit for income taxes included a $4,277,000 elimination of the deferred tax asset valuation allowance offset by a $1,497,000 increase in federal deferred tax for the year ended December 31, 2012. The valuation allowance was booked as a provision for income tax in 2010. The effective tax benefit rate for state and federal income taxes was 38.4% for the year ended December 31, 2012, compared to an effective tax provision rate of 9.3% for the year ended December 31, 2011, and an effective tax benefit rate of 13.6% for the year ended December 31, 2010. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated “Enterprise Zones”.

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

As of December 31, 2012, the Company had recorded net deferred income tax assets (which are included in other assets in the accompanying condensed consolidated balance sheet, of approximately $12,346,000. For a discussion of the Company’s deferred income tax assets, see “Critical Accounting Policies — Accounting for Income Tax” above and Note 11 of the Consolidated Financial Statements.

Balance Sheet Analysis

North Valley Bancorp’s total assets decreased $2,623,000, or 0.3%, to $902,343,000 at December 31, 2012 compared to $904,966,000 at December 31, 2011 with an increase in the loan portfolio offset by decreases in the investment securities.

Investment Securities. The investment securities portfolio decreased $26,390,000 from year end 2011 to a total of $285,821,000 at December 31, 2012.

The policy of the Company requires that management determine the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold debt securities until maturity, they are classified as investments held-to-maturity, and carried at amortized cost. Debt securities to be held for indefinite periods of time and not intended to be held-to-maturity and equity securities are classified as available-for-sale and carried at fair value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other related factors.

The amortized cost of securities and their approximate fair value are summarized in the following table for the years ended December 31 (in thousands):

	2012		2011		2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$21,003	$21,118	$15,042	$15,234	$21,096	$21,221
Obligations of states and political subdivisions	10,698	11,197	13,811	14,455	14,342	14,551
Government sponsored agency mortgage-backed securities	239,543	245,631	270,337	275,204	221,807	222,569
Corporate securities	6,000	4,756	6,000	4,232	6,000	4,303
Equity securities	3,000	3,113	3,000	3,080	3,000	3,000
Total available-for-sale	$280,244	$285,815	$308,190	$312,205	$266,245	$265,644
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$6	$6	$6	$6	$6	$6
Total investment securities	$280,250	$285,821	$308,196	$312,211	$266,251	$265,650

The following table shows estimated fair value of our investment securities, exclusive of equity securities with a fair value of $3,113,000, by year of maturity as of December 31, 2012. Expected maturities, specifically of government sponsored agency mortgage-backed securities, may differ significantly from contractual maturities because borrowers may have the right to prepay with or without penalty. Tax-equivalent adjustments have been made in calculating yields on tax exempt securities.

Contractual Maturity Distribution and Yields of Investment Securities are summarized in the following table (in thousands):

	Within		After One But Within		After Five But Within		After Ten
	One Year		Five Years		Ten Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$10,046	1.42%	$11,072	1.50%	$—	—	$—	—	$21,118	1.46%
Obligations of states and political subdivisions	5,442	6.80%	3,677	7.36%	993	7.02%	1,085	7.27%	11,197	7.05%
Government sponsored agency mortgage-backed securities	10,341	1.70%	195,755	2.30%	37,263	1.54%	2,272	2.52%	245,631	2.16%
Corporate securities	—	—	—	—	—	—	4,756	2.46%	4,756	2.46%
Total securities available-for-sale	$25,829	2.67%	$210,504	2.35%	$38,256	1.69%	$8,113	3.12%	$282,702	2.31%

Held-to-maturity securities:
Government sponsored agency mortgage-back securities	$6	2.14%	$—		$—		$—		$6	2.14%

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

Loan Portfolio. The loan portfolio increased $35,996,000, or 7.9%, in 2012 and totaled $492,211,000 at December 31, 2012. The increase was primarily mortgage loans due to the purchase of jumbo residential mortgages and an increase in the Company’s commercial real estate loans. The loan to deposit ratio was 64.0%, 59.5% and 68.1% at December 31, 2012, 2011 and 2010.

Major classifications of loans for the years ended December 31 are summarized as follows (in thousands):

	2012	2011	2010	2009	2008
Commercial	$46,078	$46,160	$54,639	$66,513	$92,029
Real estate - commercial	295,630	276,644	291,514	313,917	327,098
Real estate - construction	23,003	27,463	55,181	92,111	136,755
Real estate - mortgage	74,353	47,362	49,726	59,816	62,155
Installment	6,689	10,925	14,690	22,289	29,945
Other	45,941	47,965	48,292	48,478	46,459
Total loans receivable	491,694	456,519	514,042	603,124	694,441
Deferred loan costs (fees), net	517	(304)	(576)	(707)	(1,019)
Allowance for loan losses	(10,458)	(12,656)	(14,993)	(18,539)	(11,327)
Net loans	$481,753	$443,559	$498,473	$583,878	$682,095

Commercial loans decreased $82,000 or 0.2% in 2012 due to reduced loan originations and an increase in loan pay-offs and charge-offs. The Company decreased its Real Estate – Construction loans during the year by $4,460,000, or 16.2%, from $27,463,000 at December 31, 2011 to $23,003,000 at December 31, 2012. This reduction was primarily from principal reductions and pay-offs but was also a result of certain charge-offs and properties taken into OREO. Real Estate – Commercial loans increased $18,986,000, or 6.9%, during 2012 from $276,644,000 at December 31, 2011 to $295,630,000 at December 31, 2012. Real Estate – Mortgage loans increased $26,991,000, or 57.0%, due to the purchase of $29,990,000 in jumbo residential mortgages during 2012. Installment loans decreased $4,236,000, or 38.8%, due to the Company’s decision in January 2008 to discontinue its purchases of indirect auto contracts. Other loans at December 31, 2012 decreased $2,024,000, or 4.2%, from 2011.

At December 31, 2012 and 2011, the Company serviced Real Estate – Mortgage loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $159,010,000 and $130,876,000, respectively.

The Company was contingently liable under letters of credit issued on behalf of its customers for $4,713,000 and $4,946,000 at December 31, 2012 and 2011, respectively. At December 31, 2012, commercial and consumer lines of credit, and real estate loans of approximately $47,350,000 and $31,925,000, respectively, were undisbursed. At December 31, 2011, commercial and consumer lines of credit, and real estate loans of approximately $45,033,000 and $41,077,000, respectively, were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk more than the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Company's involvement in these instruments and do not necessarily represent the actual amount subject to credit loss.

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

Maturity Distribution and Interest Rate Sensitivity of Loans and Commitments. The following table shows the maturity of certain loan categories and commitments. Also provided with respect to such loans and commitments are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands):

`		After One
	Within	Through	After
	One Year	Five Years	Five Years	Total

Commercial	$15,752	$15,328	$14,998	$46,078
Real estate - commercial	43,825	55,213	196,592	295,630
Real estate - construction	12,892	8,439	1,672	23,003
Real estate - mortgage	6,222	3,531	64,600	74,353
Installment	2,961	2,265	1,463	6,689
Other	27,861	3,770	14,310	45,941
	$109,513	$88,546	$293,635	$491,694

Loans maturing after one year with:
Fixed interest rates		$74,754	$253,491	$328,245
Variable interest rates		$13,792	$40,144	$53,936

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

During the portion of the year that the loans were impaired, the Company did not recognize any interest income in 2012, 2011 and 2010. The following table shows information related to impaired loans at and for the period ended (in thousands):

	As of December 31, 2012			As of December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no allocated allowance
Commercial	$585	$586	$—	$—	$—	$—
Real estate - commercial	2,778	2,974	—	1,502	1,556	—
Real estate - construction	1,210	1,273	—	4,128	4,153	—
Real estate - mortgage	684	736	—	643	751	—
Installment	122	138	—	70	75	—
Other	111	120	—	88	91	—
Subtotal	5,490	5,827	—	6,431	6,626	—

With allocated allowance
Commercial	—	—	—	1,788	1,849	450
Real estate - commercial	184	217	171	4,496	5,302	606
Real estate - construction	161	161	18	5,312	5,312	504
Real estate - mortgage	—	—	—	295	314	37
Installment	—	—	—	37	39	13
Other	—	—	—	—	—	—
Subtotal	345	378	189	11,928	12,816	1,610
Total Impaired Loans	$5,835	$6,205	$189	$18,359	$19,442	$1,610

The following table presents the average balance related to impaired loans for the period indicated (in thousands):

	Average Recorded Investment
	December 31,
	2012	2011	2010
Commercial	$941	$2,056	$1,901
Real estate - commercial	3,069	6,354	7,045
Real estate - construction	1,673	9,453	13,572
Real estate - mortgage	681	991	3,242
Installment	139	110	68
Other	122	91	—
Total	$6,625	$19,055	$25,828

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

Nonperforming assets for the years ended December 31 are summarized as follows (in thousands):

	2012	2011	2010	2009	2008
Nonaccrual loans	$5,835	$18,359	$20,065	$46,598	$18,936
Loans past due 90 days or more
and still accruing interest	—	52	—	—	—
Total nonperforming loans	5,835	18,411	20,065	46,598	18,936
Other real estate owned	22,423	20,106	25,784	12,377	10,408
Total nonperforming assets	$28,258	$38,517	$45,849	$58,975	$29,344

At December 31, 2012 and 2011, the recorded investment in nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) was approximately $5,835,000 and $18,411,000, respectively. The Company had $189,000 of specific allowance for loan losses on impaired loans of $345,000 at December 31, 2012 as compared to $1,610,000 of specific allowance for loan losses on impaired loans of $11,928,000 at December 31, 2011. Nonperforming loans as a percentage of total loans were 1.19% at December 31, 2012, compared to 4.04% at December 31, 2011. Nonperforming assets (nonperforming loans and OREO) totaled $28,258,000 at December 31, 2012, a decrease of $10,259,000 from the total at December 31, 2011. Nonperforming assets as a percentage of total assets were 3.13% at December 31, 2012 compared to 4.26% at December 31, 2011.

If interest on nonaccrual loans had been accrued, such income would have approximated $575,000, $1,039,000 and $2,096,000, respectively, for the years ended December 31, 2012, 2011 and 2010.

There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual at December 31, 2012.

At December 31, 2012, net carrying value of other real estate owned increased $2,317,000 to $22,423,000 from $20,106,000 at December 31, 2011. During the year 2012, the Company transferred fourteen properties into OREO totaling $12,239,000, sold fifteen properties totaling $6,889,000, had write-downs of OREO of $2,638,000, and recorded loss on sale of OREO of $395,000. At December 31, 2012, OREO was comprised of twenty-six properties which consisted of the following: four residential construction properties totaling $3,399,000, fifteen residential land parcels totaling $13,609,000, one commercial land parcel for $382,000, two non-farm non-residential properties totaling $3,407,000 and four residential properties totaling $1,626,000. As of December 31, 2012, there were two OREO properties totaling $1,248,000, which were in escrow and pending sale.

The composition of nonperforming loans as of December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011 was as follows (in thousands):

	December		September		June		March		December
	2012		2012		2012		2012		2011
		% of		% of		% of		% of		% of
	Amount	total	Amount	total	Amount	total	Amount	total	Amount	total
Commercial	$585	10.0%	$800	6.9%	$1,113	6.7%	$1,174	7.5%	$1,788	9.7%
Real estate - commercial	2,962	50.8%	7,663	66.2%	5,945	35.8%	4,390	28.1%	5,998	32.7%
Real estate - construction	1,371	23.5%	1,760	15.2%	8,381	50.4%	8,869	56.7%	9,440	51.4%
Real estate - mortgage	684	11.7%	966	8.3%	941	5.7%	905	5.8%	938	5.1%
Installment	122	2.1%	109	0.9%	136	0.8%	159	1.0%	107	0.6%
Other	111	1.9%	275	2.4%	111	0.7%	137	0.9%	88	0.5%
Total nonaccrual loans	$5,835	100.0%	$11,573	100.0%	$16,627	100.0%	$15,634	100.0%	$18,359	100.0%

At December 31, 2012, there were five real-estate-construction loans totaling $1,371,000, or 23.5%, of the nonperforming loans. Two of the five loans are commercial construction loans totaling $362,000. No charge-offs have been taken on these loans and specific reserves of $18,000 have been established for these loans at December 31, 2012. The remaining three loans are residential development loans totaling $1,009,000. Charge-offs of $2,000 have been taken on these loans and no specific reserve has been established for these loans at December 31, 2012.

At December 31, 2012, there were seven real-estate-commercial loans totaling $2,962,000, or 50.8%, of the nonperforming loans. The largest real estate-commercial loan is for a commercial real estate building located in Sacramento County for $1,231,000. Charge-offs of $720,000 have been taken on this loan and no specific reserve has been established for this loan at December 31, 2012. The remaining six real estate-commercial loans total $1,731,000 (approximate average loan balance of $288,000). Charge-offs of $570,000 have been taken on these loans and specific reserves of $171,000 have been established for these loans at December 31, 2012.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of December 31, 2012
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$45,473	$20	$—	$585	$46,078
Real estate - commercial	292,505	163	—	2,962	295,630
Real estate - construction	21,436	196	—	1,371	23,003
Real estate - mortgage	72,907	762	—	684	74,353
Installment	6,529	38	—	122	6,689
Other	45,581	249	—	111	45,941
Total	$484,431	$1,428	$—	$5,835	$491,694

	As of December 31, 2011
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$44,325	$47	$—	$1,788	$46,160
Real estate - commercial	264,143	6,503	—	5,998	276,644
Real estate - construction	18,023	—	—	9,440	27,463
Real estate - mortgage	45,170	1,254	—	938	47,362
Installment	10,614	152	52	107	10,925
Other	47,877	—	—	88	47,965
Total	$430,152	$7,956	$52	$18,359	$456,519

During the period ending December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. The following table shows information related to Troubled Debt Restructurings as of December 31, 2012 (dollars in thousands):

	Accruing TDRs			Non Accruing TDRs
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	—	$—	$—	1	$529	$529
Real estate - commercial	5	$1,350	$1,350	—	$—	$—
Real estate - construction	1	$343	$343	2	$398	$398
Real estate - mortgage	2	$721	$721	—	$—	$—
Installment	—	$—	$—	4	$120	$120
Other	—	$—	$—	1	$25	$25

A summary of TDRs by type of loans and by accrual/non-accrual status is shown below (in thousands):

For the year ended December 31, 2012:

	Accruing TDRs
	Rate Reduction and Maturity Extention	Maturity Extention	Total
Real estate - commercial	$273	$—	$273
Real estate - mortgage	$—	$423	$423

	Non Accruing TDRs
	Rate Reduction and Maturity Extention	Maturity Extention	Total
Commercial	$529	$—	$529
Real estate - construction	$—	$327	$327
Installment	$120	$—	$120
Other	$25	$—	$25

At December 31, 2012, there were no specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. There are no commitments to lend additional amounts at December 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings. There were no TDR's that subsequently defaulted during the twelve months following the modification of terms.

At December 31, 2012, there were twelve loans to customers whose loan terms were modified in troubled debt restructurings. Of those twelve loans there were eight modifications involving a reduction of the stated interest rate and extension of the maturity date: two at 5.50% with a one-year extension to the maturity date, one at 4.50% with a 14-month maturity date, one at 3.00% with a 15-year maturity date, one at 8.00% with a three-month extension of the maturity date, one at 7.00% with a 10-year maturity date, and one at 4.00% with a 10-year maturity date; there were two modifications involving an extension only of the maturity dates: one for 90 days and one for 12 months; and there were two loans that did not have modifications during the last twelve months. The recorded investment in the ten loans was reduced in the aggregate amount of $665,000 during the year.

The following table shows information related to Troubled Debt Restructurings as of December 31, 2011 (dollars in thousands):

	Accruing TDRs			Non Accruing TDRs
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Real estate - commercial	3	$1,097	$1,097	—	$—	$—
Real estate - construction	—	$—	$—	3	$1,179	$1,179
Real estate - mortgage	2	$660	$660	2	$415	$415

A summary of TDRs by type of loans and by non-accrual status is shown below (in thousands):

For the year ended December 31, 2011:

	Non Accruing TDRs
	Rate	Maturity
	Reduction	Extention	Total
Real estate - construction	$—	$1,179	$1,179

At December 31, 2011, there were a total of ten TDR’s and there were no modifications involving a reduction of the stated interest rate. There were three modifications involving an extension of the maturity dates; one for 12 months, one for 36 months, and one for 42 months. The recorded investment in three loans was reduced in the aggregate amount of $86,423 during the year. During 2011, one borrower whose loan was classified as a Troubled Debt Restructuring defaulted on loan payments. The loan was in the amount of $1,994,058 and was secured by a First Deed of Trust for light industrial/retail property located in Shasta County. Prior to the borrower’s payment default, the loan was considered an “impaired” asset and subject to individual review for a specific ALLL allocation under ASC 310-10. The net value of the collateral exceeded the loan balance, therefore; there was no specific ALLL allocation for the loan. During the fourth quarter of 2011, the loan collateral was the subject of foreclosure. The collateral property was transferred to OREO with no loan loss and no impact on ALLL.

Allowance for Loan Losses. The following table shows the changes in the allowance for loan losses (in thousands):

	As of December 31, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2011	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656
Charge-offs	(480)	(2,681)	(822)	(353)	(221)	(145)		(4,702)
Recoveries	110	63	80	39	103	9		404
Provisions for loan losses	(120)	1,385	393	361	31	121	(71)	2,100
Balance December 31, 2012	$843	$6,295	$690	$982	$98	$721	$829	$10,458

Reserve to impaired loans	$—	$171	$18	$—	$—	$—		$189
Reserve to non-impaired loans	$843	$6,124	$672	$982	$98	$721	$829	$10,269

	As of December 31, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated		Total

Allowance for Loan Losses
Balance December 31, 2010	$1,517	$8,439	$1,936	$956	$339	$666		$1,140	$14,993
Charge-offs	(928)	(2,917)	(405)	(440)	(345)	(490)			(5,525)
Recoveries	212	108	10	2	206	—			538
Provisions for loan losses	532	1,898	(502)	417	(15)	560		(240)	2,650
Balance December 31, 2011	$1,333	$7,528	$1,039	$935	$185	$736		$900	$12,656

Reserve to impaired loans	$450	$606	$504	$37	$13	$—	$		$1,610
Reserve to non-impaired loans	$883	$6,922	$535	$898	$172	$736		$900	$11,046

	As of December 31, 2010
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2009	$2,018	$8,702	$3,800	$737	$391	$451	$2,440	$18,539
Charge-offs	(862)	(3,400)	(6,663)	(704)	(732)	(154)		(12,515)
Recoveries	76	391	40	—	490	2		999
Provisions for loan losses	285	2,746	4,759	923	190	367	(1,300)	7,970
Balance December 31, 2010	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993

Reserve to impaired loans	$327	$563	$—	$153	$—	$—		$1,043
Reserve to non-impaired loans	$1,190	$7,876	$1,936	$803	$339	$666	$1,140	$13,950

The following table shows the loan portfolio by segment as follows (in thousands):

Loans
Balance December 31, 2012	$46,078	$295,630	$23,003	$74,353	$6,689	$45,941	$491,694
Impaired Loans	$585	$2,962	$1,371	$684	$122	$111	$5,835
Non-impaired loans	$45,493	$292,668	$21,632	$73,669	$6,567	$45,830	$485,859

Balance December 31, 2011	$46,160	$276,644	$27,463	$47,362	$10,925	$47,965	$456,519
Impaired Loans	$1,788	$5,998	$9,440	$938	$107	$88	$18,359
Non-impaired loans	$44,372	$270,646	$18,023	$46,424	$10,818	$47,877	$438,160

The following table shows the loan portfolio allocated by management’s internal risk ratings (in thousands):

	As of December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$44,486	$129	$1,463	$—	$46,078
Real estate - commercial	278,834	—	16,796	—	295,630
Real estate - construction	21,386	—	1,617	—	23,003
Real estate - mortgage	71,973	—	2,380	—	74,353
Installment	6,562	—	127	—	6,689
Other	45,658	—	283	—	45,941
Total	$468,899	$129	$22,666	$—	$491,694

	As of December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$39,319	$3,067	$3,774	$—	$46,160
Real estate - commercial	248,696	5,055	22,893	—	276,644
Real estate - construction	17,624	167	9,672	—	27,463
Real estate - mortgage	43,760	886	2,716	—	47,362
Installment	10,702	—	223	—	10,925
Other	47,638	—	327	—	47,965
Total	$407,739	$9,175	$39,605	$—	$456,519

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

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet. At December 31, 2012 and 2011, the reserve for unfunded commitments totaled $143,000 and $161,000, respectively.

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

Deposits. Deposits represent the Company’s primary source of funds. They are primarily core deposits in that they are demand, savings and money market, and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable as they are mostly derived from long-term banking relationships. During 2012, total deposits increased $2,341,000, or 0.31%, to $768,580,000 compared to $766,239,000 at December 31, 2011. Noninterest-bearing demand deposits increased $10,349,000, or 6.18%, interest-bearing demand deposits increased $15,191,000, or 8.93% and savings and money market deposits increased $16,735,000, or 7.74% during 2012. This increase was offset by a decrease in deposits from time certificates of $39,934,000, or 18.81% during 2012 as the Bank reduced the rates paid on time certificates. The shift in deposit mix has resulted in noninterest-bearing demand deposits representing 23.1% of total deposits at December 31, 2012 compared to 21.9% of total deposits at December 31, 2011.

During 2011, total deposits increased $12,449,000, or 1.7%, to $766,239,000 compared to $753,790,000 at December 31, 2010. Noninterest-bearing demand deposits increased $12,007,000, or 7.7%, interest-bearing demand deposits increased $8,883,000, or 5.5% and savings and money market deposits increased $7,823,000, or 3.8% during 2011. This increase was partially offset by a decrease in deposits from time certificates of $16,264,000, or 7.1% during 2011 as the Bank reduced the rates paid on time certificates. The shift in deposit mix has resulted in noninterest-bearing demand deposits representing 21.9% of total deposits at December 31, 2011 compared to 20.6% of total deposits at December 31, 2010.

The following table summarizes the Company’s deposits at the indicated dates for the years ended December 31 (in thousands):

	2012	2011	2010
Noninterest-bearing demand	$177,855	$167,506	$155,499
Interest-bearing demand	185,315	170,124	161,241
Savings and money market	233,034	216,299	208,476
Time certificates	172,376	212,310	228,574
Total deposits	$768,580	$766,239	$753,790

Capital Resources. The Company maintains capital to support future growth and maintain financial strength while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity increased $6,696,000 to $96,161,000 as of December 31, 2012, as compared to $89,465,000 at December 31, 2011. The increase was due to net income of $6,290,000, a change in accumulated other comprehensive gain of $196,000 and stock based compensation expense of $210,000. Under current regulations, management believes that the Company meets all capital adequacy requirements. The Company suspended indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009.

The following table displays the Company’s and Bank’s capital ratios at December 31, 2012 (dollars in thousands).

			Minimum
			for Capital
			Adequacy	Well-capitalized
	Capital	Ratio	Purposes	Ratios
Company:
Total capital (to risk weighted assets)	$113,028	18.28%	8.00%	N/A
Tier 1 capital (to risk weighted assets)	$105,211	17.01%	4.00%	N/A
Tier 1 capital (to average assets)	$105,211	11.77%	4.00%	N/A

Bank:
Total capital (to risk weighted assets)	$112,938	18.26%	8.00%	10.00%
Tier 1 capital (to risk weighted assets)	$105,122	17.00%	4.00%	6.00%
Tier 1 capital (to average assets)	$105,122	11.76%	4.00%	5.00%

Impact of Inflation. Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution’s assets and liabilities consist largely of monetarily based items. The relatively low proportion of the Company’s fixed assets (approximately 1.0% at December 31, 2012) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

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

The hypothetical impact of sudden interest rate shocks applied to the Company’s asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures. The results for the Company’s December 31, 2012 analysis indicates the following results for changes in net economic value and changes in net interest income over a one-year period given the interest rate shocks listed in the table below. Management believes that short and medium term interest rates will continue to remain at historical lows throughout the year.

	Shocked	Shocked
	by -1%	by +2%

Net interest income	-1.3%	-0.2%
Net economic value	-10.2%	-1.7%

For the modeling, the Company has made certain assumptions about the duration of its non-maturing deposits that are based on an analysis performed on the Company’s database to determine average length of deposit accounts. This assumption is important to determining net economic value at risk. The Company has compared its assumptions with those used by other financial institutions.

Liquidity. The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the pay-downs and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide secured federal funds for $10,000,000 as of December 31, 2012 were available to provide liquidity. In addition, NVB is a member of the FHLB providing an additional available line of credit of $283,710,000 secured by first deeds of trust on eligible 1-4 unit residential loans and qualifying investment securities. The Company also had a line of credit with the Federal Reserve Bank of San Francisco of $3,994,000 secured by qualifying investment securities. As of December 31, 2012, borrowings of $21,651,000 were outstanding in the form of Subordinated Debentures.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and available-for-sale investment securities) totaled $324,334,000 and $371,173,000, or 35.9% and 41.0% of total assets at December 31, 2012 and December 31, 2011, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $686,544,000 and $669,342,000 at December 31, 2012 and December 31, 2011, respectively.

In assessing liquidity, historical information such as seasonal loan demand, local economic cycles and the economy in general are considered along with current ratios, management goals and unique characteristics of the Company. Management believes the Company is in compliance with its policies relating to liquidity.

Certificates of Deposit. Maturities of time certificates of deposit outstanding of less than $100,000 and $100,000 or more at December 31, 2012 are summarized as follows (in thousands):

	$100,000	Under
	and over	$100,000
Three Months or Less	$22,616	$25,142
Over Three Months Through Twelve Months	28,891	44,507
Over One Year Through Three Years	28,394	18,763
Over Three Years	2,135	1,928
Total	$82,036	$90,340

As of December 31, 2012, the Company had $890,000 in brokered deposits consisting solely of customers’ time certificates of deposits that utilized the CDARs program. As a policy, the Company limits the use of brokered deposits to 10% of total assets.

Other Borrowed Funds. The Company did not have outstanding balances for Federal Home Loan Bank advances or Federal funds purchased at December 31, 2012, 2011 and 2010.

Certain Contractual Obligations. The following table summarizes certain contractual obligations of the Company as of December 31, 2012 (in thousands):

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Subordinated Debentures, floating rate of 3.56% payable on 2033	6,186	—	—	—	6,186
Subordinated Debentures, floating rate of 3.12% payable on 2034	5,155	—	—	—	5,155
Subordinated Debentures, floating rate of 1.64% payable on 2036	10,310	—	—	—	10,310
Operating lease obligations	4,493	1,022	1,710	637	1,124
Certificates of deposits	172,376	121,156	47,157	4,063	—
Deferred compensation(1)	1,697	209	418	418	652
Supplemental retirement plans(1)	9,443	284	646	2,781	5,732
Total	$209,660	$122,671	$49,931	$7,899	$29,159

(1) These amounts represent known certain payments to participants under the Company’s deferred compensation and supplemental retirement plans. See Note 12 to the Consolidated Financial Statements at Item 15 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.

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

The following table discloses the Company’s condensed selected unaudited quarterly financial data for each of the quarters in the two-year period ended December 31, 2012.

	For the Quarter Ended
(In thousands except	December	September	June	March	December	September	June	March
per share data)	2012	2012	2012	2012	2011	2011	2011	2011

Interest income	$8,276	$8,426	$8,420	$8,609	$8,879	$9,238	$9,610	$9,418
Interest expense	504	713	1,091	1,217	1,331	1,391	1,452	1,612
Net interest income	7,772	7,713	7,329	7,392	7,548	7,847	8,158	7,806
Provision for loan losses	—	700	1,000	400	—	400	1,250	1,000
Noninterest income	4,269	4,204	4,687	3,259	3,717	4,012	3,483	3,153
Noninterest expense	11,336	9,759	9,228	9,656	10,912	9,597	9,735	9,471
Income before provision
(benefit) for income taxes	705	1,458	1,788	595	353	1,862	656	488
Provision (benefit) for income taxes	160	(2,546)	527	115	(456)	542	137	89
Net income	$545	$4,004	$1,261	$480	$809	$1,320	$519	$399

Earnings per share:
Basic	$0.08	$0.59	$0.18	$0.07	$0.12	$0.19	$0.08	$0.06
Diluted	$0.08	$0.59	$0.18	$0.07	$0.12	$0.19	$0.08	$0.06

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in the Company’s Current Report on Form 8-K, as filed with the Commission on November 4, 2011, Perry-Smith LLP was replaced by Crowe Horwath LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2011.  This change in accountants was the result of a transaction consummated on November 1, 2011 whereby Crowe Horwath LLP acquired certain assets of Perry-Smith LLP and certain Perry-Smith LLP personnel became associated with Crowe Horwath LLP.  Except as described above there has been no change in the independent accountants engaged to audit the financial statements of the Company during the two fiscal years ended December 31, 2012.  There have been no disagreements with such independent registered public accountants during the two fiscal years ended December 31, 2012 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that all information required to be disclosed by the Company is recorded, processed and reported in reports filed by the Company under the Exchange Act. Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely and accurate disclosure in accordance with the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of December 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

During the quarter ended December 31, 2012, the Company’s management changed internal controls related to the calculation of current and deferred income taxes. Specifically, management incorporated the use of a third party tax specialist to review and validate the accuracy of tax calculations prepared by management. As a result of this change in internal controls, management identified an error related to the September 30, 2012 calculation of deferred income taxes resulting from the reversal of the valuation allowance on certain state deferred tax assets during the three and nine month periods then ended. As a result of this error, the interim financial statements as of and for the three and nine months ended September 30, 2012 were restated and management reported the existence of a material weakness. With the change in internal controls in place and operating effectively as of December 31, 2012, management believes that sufficient remediation of the material weakness in internal control has been achieved. In addition, executive management and the audit committee have further refined their entity level disclosure controls for purposes of specifically evaluating the use of third party specialists in support of the Company’s quarterly financial close and reporting controls. There have been no other changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect the internal controls subsequent to the date the Company completed its evaluation of internal control as of December 31, 2012.

Management’s report on internal control over financial reporting is set forth in “Item 8. Financial Statements and Supplementary Data,” and is incorporated herein by reference. Crowe Horwath LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, was engaged to assess the effectiveness of the Company’s internal control over financial reporting. The report of Crowe Horwath LLP, which is set forth in “Item 8. Financial Statements and Supplementary Data,” is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and executive officers required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission (the “Commission”) entitled “Election of Directors” (not including the share information included in the beneficial ownership tables nor the footnotes thereto nor the subsections entitled “Committees of the Board of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Meetings of the Board of Directors”) and the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders of the Company to be filed with the Commission entitled “Executive Compensation” and the subsection entitled “Election of Directors - Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from sections of the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled “Election of Directors - Security Ownership of Certain Beneficial Owners and Management,” as to share information in the tables of beneficial ownership and footnotes thereto and “Securities Authorized for Issuance Under Equity Compensation Plan.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled “Principal Accounting Fees and Services.”

PART IV

ITEM 15. EXHIBITS AND, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of this Report

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

Not applicable

(b) Exhibits

See Index to Exhibits at page 92 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Report of Management on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

North Valley Bancorp

Management of North Valley Bancorp and its subsidiaries (the Company) is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements as of December 31, 2012, and for the year then ended. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

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

The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States of America and FFIEC Call Report Instructions as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

Crowe Horwath LLP, the registered public accounting firm that audited the consolidated financial statements included in this Annual Report under Item 8, “Financial Statements and Supplementary Data,” has issued a report with respect to management’s assessment of the effectiveness of the Company’s internal control over financial reporting. That report follows.

NORTH VALLEY BANCORP

/s/ MICHAEL J. CUSHMAN
Michael J. Cushman President and Chief Executive Officer

/s/ KEVIN R. WATSON
Kevin R. Watson Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

North Valley Bancorp

Redding, California

We have audited the accompanying consolidated balance sheets of North Valley Bancorp and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Valley Bancorp and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, North Valley Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Sacramento, California
March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

North Valley Bancorp

Redding, California

We have audited the accompanying consolidated statement of operations of North Valley Bancorp and subsidiaries (the "Company") and the related consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of North Valley Bancorp and subsidiaries for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/Perry-Smith LLP

Sacramento, California
March 14, 2011

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2012	2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$22,654	$18,758
Federal funds sold	15,865	40,210
Total cash and cash equivalents	38,519	58,968

Time deposits at other financial institutions	2,219	1,959
Investment securities available-for-sale, at fair value	285,815	312,205
Investment securities held-to-maturity, at amortized cost	6	6

Loans	492,211	456,215
Less: Allowance for loan losses	(10,458)	(12,656)
Net loans	481,753	443,559

Premises and equipment, net	9,181	8,661
Accrued interest receivable	2,217	2,557
Other real estate owned	22,423	20,106
FHLB and FRB stock and other nonmarketable securities	8,313	8,044
Bank-owned life insurance policies	36,045	34,972
Core deposit intangibles, net	255	401
Other assets	15,597	13,528

TOTAL ASSETS	$902,343	$904,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$177,855	$167,506
Interest-bearing	590,725	598,733
Total deposits	768,580	766,239

Accrued interest payable and other liabilities	15,951	17,301
Subordinated debentures	21,651	31,961
Total liabilities	806,182	815,501

Commitments and contingencies (Note 15)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; no shares
outstanding at December 31, 2012 and 2011	—	—
Common stock, no par value: authorized 60,000,000 shares; outstanding
6,835,192 and 6,833,752 at December 31, 2012 and 2011, respectively	98,495	98,285
Accumulated deficit	(4,000)	(10,290)
Accumulated other comprehensive income, net of tax	1,666	1,470
Total stockholders’ equity	96,161	89,465

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$902,343	$904,966

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
INTEREST INCOME:
Interest and fees on loans	$26,062	$28,863	$33,276
Interest on investments:
Taxable interest income	7,075	7,580	4,809
Nontaxable interest income	528	629	699
Interest on federal funds sold and repurchase agreements	66	73	138
Total interest income	33,731	37,145	38,922

INTEREST EXPENSE:
Deposits	2,165	3,893	6,861
Subordinated debentures	1,352	1,892	2,124
Other borrowings	8	1	—
Total interest expense	3,525	5,786	8,985

Net interest income	30,206	31,359	29,937
Provision for loan losses	2,100	2,650	7,970
Net interest income after provision for
loan losses	28,106	28,709	21,967

NONINTEREST INCOME:
Service charges on deposit accounts	4,333	4,635	5,864
Other fees and charges	4,715	4,663	4,566
Earnings on cash surrender value of life insurance policies	1,363	1,359	1,376
Gain on sale of loans, net	3,154	1,172	241
Gain on sales and calls of securities, net	1,877	1,677	—
Other	977	859	897
Total noninterest income	16,419	14,365	12,944

NONINTEREST EXPENSES:
Salaries and employee benefits	20,277	18,657	16,873
Occupancy expense	2,547	2,786	2,850
Furniture and equipment expense	938	1,062	1,434
FDIC and state assessments	922	1,355	2,368
Other real estate owned expense	3,556	4,804	6,522
Other	11,739	11,051	12,097
Total noninterest expenses	39,979	39,715	42,144

Income (loss) before (benefit) provision for income taxes	4,546	3,359	(7,233)

(Benefit) provision for income taxes	(1,744)	312	(985)

Net income (loss)	6,290	3,047	(6,248)

Preferred stock discount	—	—	(18,667)

Net income (loss) available to common shareholders	$6,290	$3,047	$(24,915)

Per Common Share Amounts
Basic and Diluted Income (Loss) Per Common Share	$0.92	$0.45	$(6.42)

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2012	2011	2010

Net income (loss)	$6,290	$3,047	$(24,915)
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	3,433	6,293	386
Reclassification adjustment for gains included in net income	(1,877)	(1,677)	—
Tax effect	(638)	(1,892)	(159)
Net of tax	918	2,724	227
Defined benefit pension plans
Net loss arising during the period	(1,359)	(856)	(19)
Reclassification adjustment for amortization of prior service cost and net gain (loss) included in net periodic pension cost	137	108	47
Tax effect	500	307	(11)
Net of tax	(722)	(441)	17
Total other comprehensive income	196	2,283	244
Comprehensive income (loss)	$6,486	$5,330	$(24,671)

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In thousands, except share data)

						Accumulated
			Common			Other
	Preferred Stock		Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total

Balance January 1, 2010	—	—	1,499,163	41,781	11,578	(1,057)	52,302
Shares issued of Series A preferred stock , net of costs	40,000	37,500					37,500
Series A preferred stock conversion into common stock	(40,000)	(37,500)	5,333,329	37,500			—
Accretion of preferred stock discount				18,667	(18,667)		—
Other comprehensive income						244	244
Equity based compensation				180			180
Net loss					(6,248)		(6,248)
Balance December 31, 2010	—	—	6,832,492	98,128	(13,337)	(813)	83,978
Other comprehensive income						2,283	2,283
Equity based compensation			1,260	157			157
Net income					3,047		3,047
Balance December 31, 2011	—	$—	6,833,752	$98,285	$(10,290)	$1,470	$89,465
Other comprehensive income						196	196
Equity based compensation			1,440	210			210
Net income					6,290		6,290
Balance December 31, 2012	—	$—	6,835,192	$98,495	$(4,000)	$1,666	$96,161

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$6,290	$3,047	$(6,248)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,080	1,197	1,535
Amortization of premium on securities, net	2,117	1,637	1,448
Amortization of core deposit intangible	146	146	146
Provision for loan losses	2,100	2,650	7,970
Net losses on sale and write-down of other real estate owned	3,033	4,096	5,735
Gain on sale of loans	(3,154)	(1,172)	(241)
Gain on sale and calls of securities	(1,877)	(1,677)	—
Loss on sale of premises and equipment	40	289	312
Deferred tax (benefit) expense	(1,762)	203	(760)
Stock-based compensation expense	210	157	180
Effect of changes in:
Accrued interest receivable	340	156	(148)
Other assets	(1,517)	1,452	3,148
Accrued interest payable and other liabilities	(2,572)	1,342	2,951
Proceeds from sales of loan originated for sale	102,810	35,021	23,115
Loans originated for sale	(99,656)	(33,849)	(22,874)
Net cash provided by operating activities	7,628	14,695	16,269

Cash Flows From Investing Activities:
Purchases of time deposits at other financial institutions	(260)	(1,500)	(34)
Purchases of available-for-sale securities	(173,479)	(188,190)	(184,089)
Proceeds from sales/calls of available-for-sale securities	133,047	101,940	25,730
Proceeds from maturities of available-for-sale securities	68,137	44,345	37,988
Proceeds from maturities/calls of held-to-maturity securities	—	—	3
Purchases of FHLB and FRB stock and other securities	(269)	(903)	(1,308)
Purchases of jumbo residential mortgages	(29,990)	—	—
Net (increase) decrease in loans	(22,543)	41,810	47,719
Proceeds from sales of other real estate owned	6,889	12,036	10,574
Proceeds from sales of premises and equipment	27	—	—
Purchases of premises and equipment	(1,667)	(1,348)	(327)
Net cash (used in) provided by investing activities	(20,108)	8,190	(63,744)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	2,341	12,449	(34,019)
Repayment of subordinated debentures	(10,310)	—	—
Proceeds from issuance of preferred stock, net of costs	—	—	37,500
Net cash (used in) provided by financing activities	(7,969)	12,449	3,481
Net (decrease) increase in cash and cash equivalents	(20,449)	35,334	(43,994)
Cash and cash equivalents, beginning of year	58,968	23,634	67,628
Cash and cash equivalents, end of year	$38,519	$58,968	$23,634

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$8,387	$3,840	$7,033
Income taxes paid (refunded)	$122	$44	$(4,734)

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$12,239	$10,454	$29,716
Conversion of preferred stock to common stock	$—	$—	$37,500

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED December 31, 2012, 2011 and 2010

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations. The accounting and reporting practices of North Valley Bancorp (the “Company”) and its wholly owned subsidiary, North Valley Bank (“NVB”), conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The operations of the Company are comprised predominately of NVB. NVB is a commercial banking institution with twenty-two banking offices in Shasta, Trinity, Humboldt, Del Norte, Yolo, Sonoma, Placer and Mendocino Counties located in California. Between 2003 to 2005, the Company formed North Valley Capital Trust II, North Valley Capital Trust III, and North Valley Capital Statutory Trust IV (collectively, the Trusts) which Trust II, and III are Delaware statutory business trusts and Trust IV is a Connecticut statutory business trust formed for the exclusive purpose of issuing and selling Trust Preferred Securities.

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

For financial reporting purposes, the Company’s investments in the Trusts of $651,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Trusts are reflected as debt on the Company’s consolidated balance sheet.

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

Reclassifications. Certain amounts in 2011 and 2010 have been reclassified to conform with the 2012 consolidated financial statement presentation.

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

Reserve Requirements. The Company is subject to regulation by the Federal Reserve Board. The regulations require the Company to maintain certain cash reserve balances on hand or at the Federal Reserve Bank (“FRB”). At December 31, 2012 and 2011, the Company had no reserve requirement.

Investment Securities. The Company accounts for its investment securities as follows:

Trading securities are carried at fair value. Changes in fair value are included in noninterest income. The Company did not have any securities classified as trading at or during the years ended December 31, 2012, 2011 and 2010.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. As of and for the years ended December 31, 2012 and 2011, there were no transfers of securities between categories.

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

At December 31, 2012 and 2011, the Company serviced real estate loans which it had sold to the secondary market of approximately $145,314,000 and $122,905,000, respectively. At December 31, 2012 and 2011, the Company serviced loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $13,696,000 and $7,971,000, respectively.

Allowance for Loan Losses. The allowance for loan losses is an estimate of probable incurred loan losses in the Company’s loan portfolio as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after loan losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are evaluated collectively for impairment.

The Company calculates the allowance for each portfolio segment. These portfolio segments include commercial, real estate commercial, real estate construction (including land and development loans), real estate mortgage, installment, and other loans (principally home equity loans). The allowance for loan losses attributable to each portfolio segment, which includes both individually impaired and loans that are collectively evaluated for impairment, is combined to determine the Company’s overall allowance, which is included on the consolidated balance sheet.

The general reserve component of the allowance for loan losses also consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses over the past twelve quarters and (3) other qualitative factors. These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below.

Commercial. Commercial loans generally possess more inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

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

The Company assigns a risk rating to all loans except pools of homogeneous loans and periodically, but not less than annually, performs detailed reviews of all such individual loans over $250,000 to identify credit risks and to assess the overall collectability of the portfolio. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. The risk ratings of these smaller homogeneous loans are typically determined by the extent of their monthly required payments being past due, if any. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company’s regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. The risk ratings can be grouped into five major categories, defined as follows:

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

Other Real Estate Owned (“OREO”). Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at its fair value less estimated costs to sell. The amount, if any, by which the recorded amount of the loan exceeds the fair value less estimated costs to sell are charged to the allowance for loan losses, if necessary. After foreclosure, valuations are periodically performed by management with any subsequent write-downs recorded as a valuation allowance and charged against operating expenses. Operating expenses of such properties, net of related income, are included in noninterest expenses and gains and losses on their disposition are included in other income or noninterest expenses.

FHLB and FRB Stock and Other Securities. The Company purchases restricted stock in the Federal Home Loan Bank of San Francisco (FHLB), the FRB and others as required to participate in various programs offered by these institutions. These investments are carried at cost and may be redeemed at par with certain restrictions. Both cash and stock dividends are reported as income. Restricted stock is periodically evaluated for impairment based on ultimate recovery of par.

Bank Owned Life Insurance. The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Core Deposit Intangibles. These assets represent the estimated fair value of the deposit relationship acquired in acquisitions and is being amortized by the straight-line method. The core deposit intangible was recorded at $1,421,000 in August, 2004 with accumulated amortization of $1,166,000 at December 31, 2012. It is being amortized at $146,000 per year over an estimated life of ten years with a remaining amortization period of approximately two years. Amortization expense on these intangibles was $146,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense over the next two years is expected to be approximately $146,000 in year 2013 and $109,000 in year 2014. Management evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization. There were no revisions resulting from management’s assessment in 2012, 2011 or 2010.

Defined Benefit Pension and Other Post Retirement Plans. Since December 31, 2006, the Company has recognized the funded status of its defined benefit plan in the accompanying consolidated balance sheet with gains or losses and prior service costs or credits that arise during the period that are not recognized as net period benefit expenses recorded in other comprehensive income. The Company has recognized the underfunded status of its supplemental retirement plan as a liability in the consolidated balance sheet and recognizes subsequent changes in that unfunded status through other comprehensive income. For the years ended December 31, 2012, 2011 and 2010, the amount recognized through other comprehensive (loss) income was ($722,000), ($441,000) and $17,000, respectively.

Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.The Company applies the asset and liability method to account for income taxes. Deferred tax assets and liabilities are calculated by applying enacted tax laws and tax rates applicable at the time of the calculation to the differences between the financial statement basis and the tax basis of assets and liabilities. The effect on deferred taxes of changes in tax laws and rates is recognized in income in the period that includes the enactment date. On the consolidated balance sheet, net deferred tax assets are included in other assets.

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

Stock-Based Compensation. At December 31, 2012, the Company had two shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. As provided in the 1998 Employee Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. As of December 31, 2012, a total of 220,213 shares of Common Stock were available for future grants under the 2008 Stock Incentive Plan.

The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. A total of 473,175 shares were authorized under all plans at December 31, 2012. Pursuant to the 1998 Employee Stock Incentive Plan there were outstanding options to purchase 59,884 shares of Common Stock at December 31, 2012. The shares of Common Stock authorized to be granted as options under the 2008 Stock Incentive Plan consist 413,291 shares of Common Stock reserved for issuance under the terms of the 2008 Stock Incentive Plan, consisting of 188,938 shares to be issued upon the exercise of options granted and still outstanding as of that date, 4,140 shares issued as stock awards and 220,213 shares reserved for future stock option grants and director stock awards at December 31, 2012. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Each outside director of the Company shall also be eligible to receive a stock award of 180 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. Each stock award shall be fully vested when granted to the outside director. In July 2012 and 2011, each director was awarded 180 shares for their retainer grant. The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors. Outstanding options under the plans are exercisable until their expiration.

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

There were 77,908 and 66,000 options granted in 2012 and 2011, respectively. There were no options granted in 2010. The fair value of each option is estimated on the date of grant with the following assumptions:

	2012	2011
Weighted average dividend yield	0.00%	0.00%
Weighted average expected volatility	58.50%	53.60%
Weighted average risk-free interest rate	1.40%	2.27%
Weighted average expected option life	6.49 years	7.67 years
Weighted average grant date fair value	$6.28	$6.07

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

Adoption of New Financial Accounting Standards

Fair Value Measurement. In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s consolidated financial statements.

Comprehensive Income. In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The adoption of this amendment changed the presentation of the components of comprehensive income and the statement of changes in shareholder’s equity.

2. INVESTMENT SECURITIES

The amortized cost of investment securities and their estimated fair value were as follows (in thousands):

	As of December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$21,003	$115	$—	$21,118
Obligations of state and political subdivisions	10,698	499	—	11,197
Government sponsored agency mortgage-backed securities	239,543	6,152	(64)	245,631
Corporate debt securities	6,000	—	(1,244)	4,756
Equity securities	3,000	113	—	3,113
	$280,244	$6,879	$(1,308)	$285,815
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$6	$—	$—	$6

	As of December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$15,042	$192	$—	$15,234
Obligations of state and political subdivisions	13,811	696	(52)	14,455
Government sponsored agency mortgage-backed securities	270,337	5,212	(345)	275,204
Corporate debt securities	6,000	—	(1,768)	4,232
Equity securities	3,000	80	—	3,080
	$308,190	$6,180	$(2,165)	$312,205
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$6	$—	$—	$6

Net unrealized gains on available-for-sale securities totaling $5,571,000 and $4,015,000 were recorded, net of $2,284,000 and$1,647,000 in tax benefits, as accumulated other comprehensive gain within stockholders’ equity at December 31, 2012 and 2011, respectively. All government sponsored agency mortgage-backed securities are residential mortgages for the years ended December 31, 2012 and 2011.

For the year ended December 31, 2012 and 2011 there were $1,886,000 and $1,687,000, respectively, in gross realized gains on sales or calls of available for sale securities. For the year ended December 31, 2010 there were no gross realized gains on sales or calls of available for sale securities. For the year ended December 31, 2012 and 2011 there were $9,000 and $10,000, respectively, in gross realized losses on sales or calls of securities categorized as available for sale securities. For the year ended December 31, 2010 there were no gross realized losses on sales or calls of securities categorized as available for sale securities. For the year ended December 31, 2012, 2011 and 2010 there were $133,047,000, $101,940,000 and $25,730,000, respectively, in gross proceeds from sales or calls of available for sale securities. There were no sales or transfers of held to maturity securities for the year ended December 31, 2012, 2011 and 2010. For the year ended December 31, 2012, 2011 and 2010 there were no gross proceeds from maturities or calls of held to maturity securities.

The following tables show gross unrealized losses and the estimated fair value of available-for-sale investment securities, aggregated by investment category, for investment securities that are in an unrealized loss position (in thousands). Unrealized losses for held-to-maturity investment securities during the same period were not significant.

	As of December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Description of Securities
Government sponsored agency mortgage-backed securities	$34,878	$(64)	$—	$—	$34,878	$(64)
Corporate debt securities	—	—	4,756	(1,244)	4,756	(1,244)
Total impaired
securities	$34,878	$(64)	$4,756	$(1,244)	$39,634	$(1,308)

	As of December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities
Obligations of states and political subdivisions	$714	$(4)	$572	$(48)	$1,286	$(52)
Government sponsored agency mortgage-backed securities	96,629	(336)	16,858	(9)	113,487	(345)
Corporate debt securities	—	—	4,232	(1,768)	4,232	(1,768)
Total impaired
securities	$97,343	$(340)	$21,662	$(1,825)	$119,005	$(2,165)

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

Government Sponsored Agency Mortgage Backed Securities. Management believes that the unrealized losses on the Company’s investment in government sponsored agency mortgage-backed securities is caused by interest rate changes and other market conditions and is not attributable to changes in credit quality. These investments include two securities which were in a loss position for less than twelve months, none of which are individually significant. Additionally, the contractual cash flows of these investments are guaranteed by an agency of the U.S. government and thus it is expected that the securities would not be settled at any price less than the amortized cost of the Company’s investment. The Company has the ability and intent to hold those investments until at least a recovery of fair value or until maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012 or 2011.

Corporate Debt Securities. As of December 31, 2012, there were two corporate debt securities in a loss position for twelve months or more. There is a current active market for these securities and management believes that the unrealized losses on the Company’s investment in these corporate debt securities is due to the yield of the securities and is not attributable to changes in credit quality. The two corporate debt securities are each a $3,000,000 single-issuer trust preferred security issued by two separate large publicly-traded financial institutions. The securities are tied to the front-end of the yield curve, three-month LIBOR (a short-term interest rate) and have a spread over that. The Company has the ability and intent to hold these securities and expects a full recovery of value. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012 or 2011.

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

Contractual maturities of held-to-maturity and available-for-sale securities (other than equity securities with an amortized cost and fair value of approximately $3,000,000 and $3,113,000) at December 31, 2012, are shown below (in thousands).

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Estimated		Estimated Fair Value
	(Carrying	Fair	Amortized	(Carrying
	Amount)	Value	Costs	Amount)
Due in 1 year or less	$6	$6	$25,481	$25,828
Due after 1 year through 5 years	—	—	204,478	210,504
Due after 5 years through 10 years	—	—	38,070	38,256
Due after 10 years	—	—	9,215	8,114
	$6	$6	$277,244	$282,702

At December 31, 2012 and 2011, securities having fair value amounts of approximately $276,308,000 and $302,852,000, respectively, were pledged to secure public deposits, short-term borrowings, treasury tax and loan balances and for other purposes required by law or contract.

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

Major classifications of loans at December 31 were as follows (in thousands):

	2012	2011
Commercial	$46,078	$46,160
Real estate - commercial	295,630	276,644
Real estate - construction	23,003	27,463
Real estate - mortgage	74,353	47,362
Installment	6,689	10,925
Other	45,941	47,965
Gross Loans	491,694	456,519
Deferred loan costs (fees), net	517	(304)
Allowance for loan losses	(10,458)	(12,656)
Total loans, net	$481,753	$443,559

Salaries and employee benefits totaling $1,263,000, $800,000 and $465,000 have been deferred as loan origination costs for the years ended December 31, 2012, 2011 and 2010, respectively.

Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB. Pledged loans totaled $116,929,000 and $137,528,000 at December 31, 2012 and 2011, respectively (see Note 9).

The Company did not recognize any interest income on impaired loans for the years ending December 31, 2012, 2011 and 2010. The following table presents impaired loans and the related allowance for loan losses as of the dates indicated (in thousands):

	As of December 31, 2012			As of December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no allocated allowance
Commercial	$585	$586	$—	$—	$—	$—
Real estate - commercial	2,778	2,974	—	1,502	1,556	—
Real estate - construction	1,210	1,273	—	4,128	4,153	—
Real estate - mortgage	684	736	—	643	751	—
Installment	122	138	—	70	75	—
Other	111	120	—	88	91	—
Subtotal	5,490	5,827	—	6,431	6,626	—

With allocated allowance
Commercial	—	—	—	1,788	1,849	450
Real estate - commercial	184	217	171	4,496	5,302	606
Real estate - construction	161	161	18	5,312	5,312	504
Real estate - mortgage	—	—	—	295	314	37
Installment	—	—	—	37	39	13
Other	—	—	—	—	—	—
Subtotal	345	378	189	11,928	12,816	1,610
Total Impaired Loans	$5,835	$6,205	$189	$18,359	$19,442	$1,610

The following table presents the average balance related to impaired loans for the period indicated (in thousands):

	Average Recorded Investment
	December 31,
	2012	2011	2010

Commercial	$941	$2,056	$1,901
Real estate - commercial	3,069	6,354	7,045
Real estate - construction	1,673	9,453	13,572
Real estate - mortgage	681	991	3,242
Installment	139	110	68
Other	122	91	—
Total	$6,625	$19,055	$25,828

Nonperforming loans include all such loans that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans at December 31 are summarized as follows (in thousands):

	2012	2011
Nonaccrual loans	$5,835	$18,359
Loans 90 days past due but still accruing interest	—	52
Total nonperforming loans	$5,835	$18,411

If interest on nonaccrual loans had been accrued, such income would have approximated $575,000, $1,039,000 and $2,096,000 for the years ended December 31, 2012, 2011 and 2010.

At December 31, 2012 there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of December 31, 2012
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$45,473	$20	$—	$585	$46,078
Real estate - commercial	292,505	163	—	2,962	295,630
Real estate - construction	21,436	196	—	1,371	23,003
Real estate - mortgage	72,907	762	—	684	74,353
Installment	6,529	38	—	122	6,689
Other	45,581	249	—	111	45,941
Total	$484,431	$1,428	$—	$5,835	$491,694

	As of December 31, 2011
	Accruing Interest
			Greater than
	30-89 Days		90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$44,325	$47	$—	$1,788	$46,160
Real estate - commercial	264,143	6,503	—	5,998	276,644
Real estate - construction	18,023	—	—	9,440	27,463
Real estate - mortgage	45,170	1,254	—	938	47,362
Installment	10,614	152	52	107	10,925
Other	47,877	—	—	88	47,965
Total	$430,152	$7,956	$52	$18,359	$456,519

During the year ending December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan The following table shows information related to Troubled Debt Restructurings as of December 31, 2012 (dollars in thousands):

	Accruing TDRs			Non Accruing TDRs
	Pre-Modification	Post-Modification			Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	—	$—	$—	1	$529	$529
Real estate - commercial	5	$1,350	$1,350	—	$—	$—
Real estate - construction	1	$343	$343	2	$398	$398
Real estate - mortgage	2	$721	$721	—	$—	$—
Installment	—	$—	$—	4	$120	$120
Other	—	$—	$—	1	$25	$25

A summary of TDRs by type of loans and by accrual/non-accrual status is shown below (in thousands):

For the year ended December 31, 2012:

	Accruing TDRs
	Rate Reduction and Maturity Extention	Maturity Extention	Total
Real estate - commercial	$273	$—	$273
Real estate - mortgage	$—	$423	$423

	Non Accruing TDRs
	Rate Reduction and Maturity Extention	Maturity Extention	Total
Commercial	$529	$—	$529
Real estate - construction	$—	$327	$327
Installment	$120	$—	$120
Other	$25	$—	$25

At December 31, 2012, there were no specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. There are no commitments to lend additional amounts at December 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings. There were no TDR’s that subsequently defaulted during the twelve months following the modification of terms.

At December 31, 2012, there were twelve loans to customers whose loan terms were modified in troubled debt restructurings. Of those twelve loans there were eight modifications involving a reduction of the stated interest rate and extension of the maturity date: two at 5.50% with a one-year extension to the maturity date, one at 4.50% with a 14-month maturity date, one at 3.00% with a 15-year maturity date, one at 8.00% with a three-month extension of the maturity date, one at 7.00% with a 10-year maturity date, and one at 4.00% with a 10-year maturity date; there were two modifications involving an extension only of the maturity dates: one for 90 days and one for 12 months; and there were two loans that did not have modifications during the last twelve months. The recorded investment in the ten loans was reduced in the aggregate amount of $665,000 during the year.

The following table shows information related to Troubled Debt Restructurings as of December 31, 2011 (dollars in thousands):

	Accruing TDRs			Non Accruing TDRs
	Pre-Modification	Post-Modification			Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Real estate - commercial	3	$1,097	$1,097	—	$—	$—
Real estate - construction	—	$—	$—	3	$1,179	$1,179
Real estate - mortgage	2	$660	$660	2	$415	$415

A summary of TDRs by type of loans and by non-accrual status is shown below (in thousands):

For the year ended December 31, 2011:

	Non Accruing TDRs
	Rate	Maturity
	Reduction	Extention	Total
Real estate - construction	$—	$1,179	$1,179

At December 31, 2011, there were a total of ten TDR’s and there were no modifications involving a reduction of the stated interest rate. There were three modifications involving an extension of the maturity dates; one for 12 months, one for 36 months, and one for 42 months. The recorded investment in three loans was reduced in the aggregate amount of $86,423 during the year. During 2011, one borrower whose loan was classified as a Troubled Debt Restructuring defaulted on loan payments. The loan was in the amount of $1,994,058 and was secured by a First Deed of Trust for light industrial/retail property located in Shasta County. Prior to the borrower’s payment default, the loan was considered an “impaired” asset and subject to individual review for a specific ALLL allocation under ASC 310-10. The net value of the collateral exceeded the loan balance, therefore; there was no specific ALLL allocation for the loan. During the fourth quarter of 2011, the loan collateral was the subject of foreclosure. The collateral property was transferred to OREO with no loan loss and no impact on ALLL.

4. ALLOWANCE FOR LOAN LOSSES

The following table shows the changes in the allowance for loan losses (in thousands):

	As of December 31, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2011	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656
Charge-offs	(480)	(2,681)	(822)	(353)	(221)	(145)		(4,702)
Recoveries	110	63	80	39	103	9		404
Provisions for loan losses	(120)	1,385	393	361	31	121	(71)	2,100
Balance December 31, 2012	$843	$6,295	$690	$982	$98	$721	$829	$10,458

Reserve to impaired loans	$—	$171	$18	$—	$—	$—		$189
Reserve to non-impaired loans	$843	$6,124	$672	$982	$98	$721	$829	$10,269

	As of December 31, 2011
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2010	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Charge-offs	(928)	(2,917)	(405)	(440)	(345)	(490)		(5,525)
Recoveries	212	108	10	2	206	—		538
Provisions for loan losses	532	1,898	(502)	417	(15)	560	(240)	2,650
Balance December 31, 2011	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656

Reserve to impaired loans	$450	$606	$504	$37	$13	$—		$1,610
Reserve to non-impaired loans	$883	$6,922	$535	$898	$172	$736	$900	$11,046

	As of December 31, 2010
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2009	$2,018	$8,702	$3,800	$737	$391	$451	$2,440	$18,539
Charge-offs	(862)	(3,400)	(6,663)	(704)	(732)	(154)		(12,515)
Recoveries	76	391	40	—	490	2		999
Provisions for loan losses	285	2,746	4,759	923	190	367	(1,300)	7,970
Balance December 31, 2010	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993

Reserve to impaired loans	$327	$563	$—	$153	$—	$—		$1,043
Reserve to non-impaired loans	$1,190	$7,876	$1,936	$803	$339	$666	$1,140	$13,950

The following table shows the loan portfolio by segment as follows (in thousands):

Loans
Balance December 31, 2012	$46,078	$295,630	$23,003	$74,353	$6,689	$45,941	$491,694
Impaired Loans	$585	$2,962	$1,371	$684	$122	$111	$5,835
Non-impaired loans	$45,493	$292,668	$21,632	$73,669	$6,567	$45,830	$485,859

Loans
Balance December 31, 2011	$46,160	$276,644	$27,463	$47,362	$10,925	$47,965	$456,519
Impaired Loans	$1,788	$5,998	$9,440	$938	$107	$88	$18,359
Non-impaired loans	$44,372	$270,646	$18,023	$46,424	$10,818	$47,877	$438,160

The following table shows the loan portfolio allocated by management’s internal risk ratings (in thousands):

	As of December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$44,486	$129	$1,463	$—	$46,078
Real estate - commercial	278,834	—	16,796	—	295,630
Real estate - construction	21,386	—	1,617	—	23,003
Real estate - mortgage	71,973	—	2,380	—	74,353
Installment	6,562	—	127	—	6,689
Other	45,658	—	283	—	45,941
Total	$468,899	$129	$22,666	$—	$491,694

	As of December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$39,319	$3,067	$3,774	$—	$46,160
Real estate - commercial	248,696	5,055	22,893	—	276,644
Real estate - construction	17,624	167	9,672	—	27,463
Real estate - mortgage	43,760	886	2,716	—	47,362
Installment	10,702	—	223	—	10,925
Other	47,638	—	327	—	47,965
Total	$407,739	$9,175	$39,605	$—	$456,519

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in the loan portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan loss experience, and the Company’s underwriting policies. Effective during the year 2012, the Company modified its method of estimating the allowance for loan losses for non-impaired loans.  This modification expanded the historical loss period to twelve rolling quarters. For the period ended December 31, 2012, the loss look back period began in the first quarter of 2010 and ended with the most recent quarter. Previously the Company utilized historical loss experience based on a rolling eight quarters.   The Company believes that, given the recent trend in historical losses, it was prudent to increase the period examined and that the use of a longer look back period of four additional quarters was the more appropriate methodology to capture the inherent risk in the Company’s loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover the probable losses in loans receivable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. The Company also engages a third party credit review consultant to analyze the Company’s loan loss adequacy periodically. In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

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

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet and was $143,000 and $161,000, as of December 31, 2012 and 2011, respectively.

5. PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31 are summarized as follows (in thousands):

	2012	2011
Land	$2,620	$2,366
Building and building improvements	9,341	8,657
Furniture, fixtures and equipment	12,599	12,514
Leasehold improvements	2,791	2,995
Construction in process	5	33
Total premises and equipment	27,356	26,565
Less: Accumulated depreciation/amortization	18,175	17,904
Premises and equipment, net	$9,181	$8,661

Depreciation and amortization included in occupancy and equipment expense totaled $1,080,000, $1,197,000 and $1,535,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

6. OTHER REAL ESTATE OWNED

The table shows the changes in other real estate owned (OREO) during the years ended December 31 as follows (in thousands):

	2012	2011	2010
Balance, beginning of year	$20,106	$25,784	$12,377
Properties transferred in	12,239	10,454	29,716
Sales of property	(6,889)	(12,036)	(10,574)
Loss on sale or writedown of property	(3,033)	(4,096)	(5,735)
Balance, end of year	$22,423	$20,106	$25,784

The following table presents the components of OREO expense (in thousands):

	As of December 31,
	2012	2011	2010
Operating expenses	$523	$708	$787
Provision for losses	2,638	4,002	5,575
Net, loss on disposal	395	94	160
Total OREO expense	$3,556	$4,804	$6,522

7. OTHER ASSETS

Major classifications of other assets at December 31 were as follows (in thousands):

	2012	2011
Deferred taxes, net	$12,346	$10,721
Federal and state tax receivable	444	250
Prepaid expenses	879	623
Mortgage servicing asset	898	696
Other	1,030	1,238
Total other assets	$15,597	$13,528

Originated mortgage servicing assets totaling $516,000, $248,000 and $313,000 were recognized during the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of mortgage servicing assets totaled $314,000, $260,000 and $317,000 for the years ended December 31, 2012, 2011 and 2010, respectively. There were no impairment charges to mortgage servicing assets during the years ended December 31, 2012, 2011 and 2010. At December 31, 2012 and 2011, the Company serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $159,010,000 and $130,876,000, respectively.

8. DEPOSITS

The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $82,036,000 and $96,897,000 at December 31, 2012 and 2011, respectively. Interest expense incurred on such time certificates of deposit was $805,000, $1,245,000 and $2,250,000 for the years ended December 31, 2012, 2011 and 2010. At December 31, 2012, the scheduled maturities of all time deposits were as follows (in thousands):

Years	Amount
2013	$121,156
2014	41,886
2015	5,271
2016	4,063
$172,376

9. LINES OF CREDIT

At December 31, 2012, the Company had the following lines of credit with correspondent banks to purchase federal funds (in thousands):

Description	Amount	Expiration
Secured:
Secured fed funds	$10,000	6/30/2013
First deeds of trust on eligible 1-4 unit residential loans	$86,349	Monthly
Securities backed credit program	$197,361	Monthly
Discount -securities	$3,994	Monthly

The Company did not have outstanding balances for FHLB advances or Federal Funds purchased at December 31, 2012 and 2011.

10. SUBORDINATED DEBENTURES

The Company owns the common stock of three business trusts that have issued an aggregate of $21.0 million in trust preferred securities fully and unconditionally guaranteed by the Company. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated debentures issued by the Company, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures issued by the Company is $22.0 million, with the maturity dates for the respective debentures ranging from 2033 through 2036. Subject to regulatory approval, the Company may redeem the respective junior subordinated debentures earlier than the maturity date, with certain of the debentures being redeemable beginning in April 2008, July 2009 and March 2011.

On November 9, 2009, the Company elected to defer the payment of interest on these securities. The Company is allowed to defer the payment of interest for up to 20 consecutive quarterly periods without triggering an event of default. The obligation to pay interest is cumulative and continued to accrue. On May 29, 2012, the Company received approval from the Federal Reserve Bank of San Francisco and on May 9, 2012, the Company received approval from the California Department of Financial Institutions to pay all deferred interest on its junior subordinated notes underlying its trust preferred securities in the amount of $5,854,000 and to fully redeem its North Valley Capital Trust I notes in the amount of $10,310,000, bearing an interest rate of 10.25%. On July 23, 2012, the Company paid all deferred interest on its junior subordinated notes and on July 25, 2012, it redeemed, in full, the notes associated with North Valley Capital Trust I.

The obligation to pay interest on the Debentures is cumulative and will continue to accrue, currently at a variable rate of 3.56% on the 2033 Debentures, variable rate of 3.12% on the 2034 Debentures and a variable rate of 1.64% on the 2036 Debentures.  Interest is generally set at variable rates based on the three-month LIBOR, reset and payable quarterly, plus 3.25% for the 2033 Debentures, plus 2.80% for the 2034 Debentures, and plus 1.33% for the 2036 Debentures. At December 31, 2012 and 2011, the Company had recorded accrued and unpaid interest payments of $79,000 and $4,854,000, respectively.

The trust preferred securities issued by the trusts are currently included in Tier 1 capital in the amount of $21,000,000 for purposes of determining Leverage, Tier 1 and Total Risk-Based capital ratios for the year ending December 31, 2012. The trust preferred securities issued by the trusts are currently included in Tier 1 capital in the amount of $29,331,000 and in Tier 2 capital in the amount of $1,669,000 for purposes of determining Leverage, Tier 1 and Total Risk-Based capital ratios for the year ending December 31, 2011.

The following table summarizes the terms of each subordinated debenture issuance (dollars in thousands):

	Date		Fixed or Variable	Current	Rate	Redemption	Amount at December 31,
Series	Issued	Maturity	Rate	Rate	Index	Date	2012	2011
North Valley Capital Trust I	7/16/01	7/25/31	Fixed	10.25%	N/A	7/25/11	—	$10,310
North Valley Capital Trust II	4/10/03	4/24/33	Variable	3.56%	LIBOR + 3.25%	4/24/08	6,186	6,186
North Valley Capital Trust III	5/5/04	4/24/34	Variable	3.12%	LIBOR + 2.80%	7/23/09	5,155	5,155
North Valley Capital Statutory Trust IV	12/29/05	3/15/36	Variable	1.64%	LIBOR + 1.33%	3/15/11	10,310	10,310
							$21,651	$31,961

Deferred costs related to the Subordinated Debentures, which are included in other assets in the accompanying consolidated balance sheet, totaled $6,000 and $26,000 at December 31, 2012 and 2011, respectively. Amortization of the deferred costs was $20,000, $42,000 and $65,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

11. INCOME TAXES

The (benefit) provision for income taxes for the years ended December 31, was as follows (in thousands):

	2012	2011	2010
Current tax (benefit) provision:
Federal	$(99)	$63	$(228)
State	117	46	3
Total	18	109	(225)
Deferred tax (benefit) provision:
Federal	2,715	695	(3,862)
State	(200)	(269)	(1,398)
Impact of valuation allowance	(4,277)	(223)	4,500
Total	(1,762)	203	(760)
Total (benefit) provision for income taxes	$(1,744)	$312	$(985)

Current and deferred tax (benefit) provision for the years ended December 31, 2012, 2011, and 2010 was ($1,744,000), $312,000 and ($985,000), respectively. During 2010, the Company recorded a partial valuation allowance of $4,500,000 against the Company’s deferred tax asset which reduced the tax benefit recognized in 2010. During the quarter ended December 31, 2011, the Company reversed the Federal portion of its valuation allowance in the amount of $223,000, and during the quarter ended September 30, 2012 the Company reversed the remaining State valuation allowance of $4,277,000.

At December 31, 2012, the Bank had Federal and State net operating loss carryforwards (NOLs) for tax purposes of approximately $3,907,000 and $25,290,000, respectively. The Company’s Federal NOLs will expire in 2031 and its California NOLs will expire in 2032 if not fully utilized.

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense, and unrealized gains and losses, for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the Company’s cumulative losses in 2009 and 2010, it was determined that as of December 31, 2010, the Company was not able to meet the “more likely than not” standard as to realization of a portion of its deferred tax assets and accordingly established a partial valuation allowance of $4,500,000. During the quarter ended December 31, 2011, the Company reversed the Federal portion of its valuation allowance in the amount of $223,000, and during the quarter ended September 30, 2012 the Company reversed the remaining State valuation allowance of $4,277,000. The decision to reverse the remaining valuation allowance was based on the following positive evidence:

•	The quarter ended September 30, 2012 marked the Company’s eighth consecutive quarter of positive earnings
•	Continued profitability is expected for the foreseeable future
•	At September 2012 classified loans as a percent of total loans were 5.8% as compared to 13.3% as of December 2010
•	At September 2012 nonaccrual loans as a percent of total loans were 2.4% as compared to 3.6% as of December 2010
•	Other real estate owned totaled $21,689,000 at September 2012 compared to $25,784,000 at December 2010
•	Effective April 2012, the supervisory agreement by and among North Valley Bancorp, North Valley Bank, and the Federal Reserve Bank of San Francisco was terminated
•	Implementation of various cost savings measures, including reductions in the number of personnel and regulatory approval to consolidate two of its branches during the third quarter; one located in Redding, California and the other in Ukiah, California
•	Approval by the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions allowing North Valley Bank upstream $16.5 million to the Company to pay all deferred interest on its subordinated debentures and to fully redeem its North Valley Capital Trust I subordinated notes in the amount of $10.3 million
•	Redemption of the Company’s North Valley Capital Trust I on July 25, 2012
•	The length of the carryforward period in which the Company has to utilize its net operating losses and tax credits
•	The reduction of nonperforming assets and classified assets significantly reduces the risk associated with future financial projections.

The effective federal tax rate for the years ended December 31, differs from the statutory tax rate as follows:

	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	(35.0%)
State income taxes net of Federal income tax benefit	(1.2%)	(4.3%)	25.9%
Tax exempt income	(4.0%)	(6.5%)	(8.9%)
Impact of valuation allowance	(61.1%)	(6.6%)	3.1%
Increase in reserve for uncertain tax positions	—	1.2%	—
Other	(7.1%)	(9.5%)	1.3%
Effective tax (benefit) rate	(38.4%)	9.3%	(13.6%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset at December 31 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Allowance for loan losses	$5,252	$5,802
Accrued pension obligation	3,070	2,693
Underfunded pension obligation	1,125	625
Deferred compensation	755	758
Deferred loan fees and costs	—	84
Discount on acquired loans	14	39
Stock based compensation	181	135
Tax credits	2,092	1,656
Net operating loss	4,109	5,248
Capital loss	489	489
Other real estate owned	2,597	2,193
Other	864	376
Total deferred tax assets before valuation allowance	20,548	20,098
Valuation allowance	—	4,277
Total deferred tax assets	$20,548	$15,821
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	1,149	1,195
FHLB stock dividend	410	410
Deferred loan fees and costs	986	—
Originated mortgage servicing rights	412	319
Core deposit intangibles	117	79
Unrealized gain on available-for-sale securities	2,284	1,647
Market to market adjustment	28	152
California franchise tax	2,612	1,030
Other	204	268
Total deferred tax liabilities	$8,202	$5,100
Net deferred tax asset	$12,346	$10,721

The Company and its subsidiaries file income tax returns in the United States and California jurisdictions. There are currently no pending federal tax examinations by tax authorities. With few exceptions, the Company is no longer subject to examination by federal taxing authorities for the years ended on or before December 31, 2008 and by state and local taxing authorities for years ended on or before December 31, 2007. The Company’s primary market areas are designated as “Enterprise Zones” and the Company receives tax credits for hiring individuals in these markets and receives an interest deduction for loans made in designated enterprise zones. The tax credits and interest deductions are significant to the Company in reducing its effective tax rate. These positions could be challenged by the California Franchise Tax Board, and an unfavorable adjustment could occur. The California Franchise Tax Board is currently conducting examinations of the State of California returns for 2003, 2004, 2007 and 2008.

The Company determined its unrecognized tax benefit to be $519,000 for the years ended December 31, 2012 and 2011. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

77

	2012	2011
Beginning balance	$519	$480
Additions based on tax positions related to the current year	—	39
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Ending balance	$519	$519

Of this total, the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods is not considered significant for disclosure purposes. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

During the year ended December 31, 2012, the Company was not assessed any interest and penalties. The Company had approximately $42,000 and $30,000 for the payment of interest and penalties accrued at December 31, 2012 and 2011, respectively.

12. RETIREMENT AND DEFERRED COMPENSATION PLANS

Substantially all employees with at least one year of service participate in a Company-sponsored employee stock ownership plan (ESOP). The Company made discretionary contributions to the ESOP of $80,000, for the year ended December 31, 2012 and $40,000 for the years ended December 31, 2011 and 2010, respectively. At December 31, 2012 and 2011, the ESOP owned approximately 47,445 and 43,061, respectively, shares of the Company's common stock.

The Company maintains a 401(k) plan covering employees who have completed 1,000 hours of service during a 12-month period and are age 21 or older. Voluntary employee contributions are partially matched by the Company. The Company made contributions to the plan of $172,000 and $69,000 for the years ended December 31, 2012 and 2011. The Company did not make a contribution to the plan in 2010.

The Company has a nonqualified executive deferred compensation plan for key executives and directors. Under this plan, participants voluntarily elect to defer a portion of their salary, bonus or fees and the Company is required to credit these deferrals with interest. The Company’s deferred compensation obligation of $1,697,000 and $1,653,000 as of December 31, 2012 and 2011, respectively, is included in accrued interest payable and other liabilities. The interest cost for this plan was $132,000, $141,000 and $150,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company has a supplemental retirement plan for key executives, certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and holds policies with cash surrender values of $36,045,000 and $34,972,000 at December 31, 2012 and 2011, respectively. The related accrued pension obligation of $9,443,000 and $7,397,000 as of December 31, 2012 and 2011, respectively, is included in accrued interest payable and other liabilities.

The following tables set forth the status of the nonqualified supplemental retirement defined benefit pension plans at or for the year ended December 31 (in thousands):

	Pension Benefits
	2012	2011
Change in projected benefit obligation (PBO)
Benefit obligation at the beginning of the year	$7,397	$5,910
Service cost	602	549
Interest cost	334	333
Benefit payments	(250)	(250)
Actuarial loss	1,360	306
Plan amendments	—	549
Projected benefit obligation at end of year	$9,443	$7,397
Accumulated benefit obligation at end of year	$7,031	$5,621
Change in plan assets:
Employer contributions	$250	$250
Benefit payments	(250)	(250)
Fair value of plan assets at end of year	$—	$—

Funded status	$(9,443)	$(7,397)

Amounts recognized in statements of financial position
Current liability	(278)	(250)
Noncurrent liability	(9,165)	(7,147)
Net amount recognized	$(9,443)	$(7,397)

Amounts recognized in accumulated other comprehensive income
Prior service cost	403	502
Net loss	2,342	1,022
Net amount recognized	$2,745	$1,524

Total amount recognized	(6,698)	(5,873)

Assumptions used to determine benefit obligations as of the end of fiscal year
Measurement Date	12/31/2012	12/31/2011	12/31/2010
Discount rate	4.00%	4.60%	5.25%
Expected return on assets	N/A	N/A	N/A
Rate of compensation increase	8.00%	8.00%	8.00%

Components of net periodic benefits cost	2012	2011	2010
Service cost	$602	$549	$—
Interest cost	334	333	340
Amortization of prior service cost	98	98	31
Amortization of actuarial loss	40	10	16
Net periodic benefit cost	$1,074	$990	$387

Other comprehensive loss	$1,222	$748	$(28)

Amounts included in accumulated other comprehensive income expected to be recognized during the next fiscal year
Prior service cost	$98	$98	$31
Actuarial loss	$195	$39	$16

Assumptions used in computing net periodic benefit cost
Measurement Date	12/31/2012	12/31/2011	12/31/2010
Discount rate	4.00%	4.60%	5.25%
Expected return on assets	N/A	N/A	N/A
Rate of compensation increase	8.00%	8.00%	8.00%

Effective October 1, 2009, the Company entered into an agreement to “freeze” the vested benefits under the North Valley Bancorp Salary Continuation Plan (amended and restated effective January 1, 2007) with each active officer currently participating in the Plan. Each agreement provided that vested accrued benefits under the Plan would remain fixed at the amount determined as of September 30, 2009 until such time as the Board of Directors might elect to recommence accruals. On July 28, 2011, the Board of Directors determined that Plan accruals should recommence, with retroactive effect to September 30, 2009. As a result, the Company has entered into agreements with the officers whose Plan benefits have been “frozen” since 2009. Estimated costs expected to be accrued in 2013 are $1,348,000. The following table presents the benefits expected to be paid under the plan in the periods indicated (in thousands):

Year	Pension Benefits
2013	$284
2014	300
2015	346
2016	2,405
2017	376
2018 - 2021	6,759

13. STOCK-BASED COMPENSATION

During 2012 and 2011 each director was awarded 180 shares of common stock for their share retainer grant. Total common stock grants were 1,440 and 1,260 during 2012 and 2011. During 2010, the Board of Directors elected to forego their 180 share retainer grant. Compensation cost related to these awards was recognized based on the fair value of the shares at the date of the award which equaled $13.10 and $10.40 per share or a total expense of $19,000 and $13,000 for the years ended December 31, 2012 and 2011.

Under the Company’s stock option plans as of December 31, 2012, there were 220,213 shares of the Company’s common stock available for future grants to directors and employees of the Company. Under the Director Plan, options may not be granted at a price less than 85% of fair value at the date of the grant. Under the Employee Plan, options may not be granted at a price less than the fair value at the date of the grant. Under both plans, options may be exercised over a ten year term. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted in the fourth quarter in 2008 the vesting period is five years. A summary of outstanding stock options follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value ($000)
Outstanding January 1, 2010	153,775	$50.81
Granted	—	—
Exercised	—	—
Expired or canceled	(1,680)	31.59
Outstanding December 31, 2010	152,095	51.02
Granted	66,000	10.38
Exercised	—	—
Expired or canceled	(34,025)	39.66
Outstanding December 31, 2011	184,070	38.55
Granted	77,908	11.13
Exercised	—	—
Expired or canceled	(13,156)	49.10
Outstanding December 31, 2012	248,822	$29.40	7 years	$492
Fully vested and exercisable at December 31, 2012	109,235	$52.03	5 years	$50
Options expected to vest at December 31, 2012	139,587	$11.70	9 years	$442

Information about stock options outstanding at December 31, 2012 is summarized as follows:

			Average		Average
		Average	Exercise		Exercise
Range of		Remaining	Price of		Price of
Exercise	Options	Contractual	Options	Options	Options
Prices	Outstanding	Life (Years)	Outstanding	Exercisable	Exercisable

$0-12.38	140,408	8.89	$10.77	13,000	$10.40
$12.39-24.75	48,530	6.04	$23.03	36,351	$23.68
$61.88-74.25	30,183	3.76	$65.10	30,183	$65.10
$74.26-86.63	10,012	2.15	$81.00	10,012	$81.00
$86.64-99.00	5,514	3.02	$89.60	5,514	$89.60
$99.01-111.38	14,175	3.39	$99.98	14,175	$99.98

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2012. There were no options exercised during the years ended December 31, 2012, 2011 and 2010. The total fair value of the options that vested during the years ended December 31, 2012, 2011 and 2010 totaled $191,000, $144,000 and $181,000, respectively.

The compensation cost that has been charged against income for stock based compensation was $210,000, $157,000 and, $180,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $719,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 3.8 years and will be adjusted for subsequent changes in estimated forfeitures.

14. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

There was no difference in the numerator used in the calculation of basic earnings (loss) per share and diluted earnings (loss) per share, and there was no difference in the denominator used in the calculation of basic earnings (loss) per share and diluted earnings (loss) per share in 2012, 2011 and 2010 (in thousands except earnings (loss) per share data):

	December 31,
	2012	2011	2010
Calculation of basic earnings (loss) per share:
Numerator - net income (loss)	$6,290	$3,047	$(24,915)
Denominator -
Weighted average common shares outstanding	6,834	6,833	3,881
Basic earnings (loss) per share	$0.92	$0.45	$(6.42)

Calculation of diluted (loss) earnings per share:
Numerator - net income (loss)	$6,290	$3,047	$(24,915)
Denominator -
Weighted average common shares outstanding	6,834	6,833	3,881
Dilutive effect of outstanding options	1	—	—
Weighted average common shares outstanding and common stock equivalents	6,835	6,833	3,881
Diluted earnings (loss) per share	$0.92	$0.45	$(6.42)

Stock options for 247,822, 183,070 and 152,095 shares of common stock were not considered in computing diluted earnings per common share for 2012, 2011 and 2010, respectively, because they were antidilutive.

15. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company's financial position or results of its operations or its cash flows.

The Company has operating leases for certain premises and equipment. These leases expire on various dates through 2023 and have various renewal options ranging from 1 to 25 years. Rent expense for such leases for the years ended December 31, 2012, 2011 and 2010 was $1,109,000, $1,252,000 and $1,319,000, respectively.

The following schedule represents the Company’s noncancelable future minimum scheduled lease payments at December 31, 2012 (in thousands):

2013	$1,072
2014	1,042
2015	794
2016	471
2017	301
Thereafter	1,137
Total	$4,817

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $4,713,000 and $4,946,000 at December 31, 2012 and 2011, respectively. At December 31, 2012, commercial and consumer lines of credit and real estate loans of approximately $47,350,000 and $31,925,000, respectively, were undisbursed. At December 31, 2011, commercial and consumer lines of credit and real estate loans of approximately $45,033,000 and $41,077,000, respectively, were undisbursed. Approximately 75% of these undisbursed loan commitments are associated with variable rate loans.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Virtually all of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2012 and 2011. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. At December 31, 2012 and 2011, the reserve for unfunded commitments totaled $143,000 and $161,000, respectively.

In management’s opinion, a concentration exists in real estate-related loans which represent approximately 80% and 77% of the Company’s loan portfolio for years ended December 31, 2012 and 2011. Although management believes such concentrations to have no more than the normal risk of collectibility, a continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

16. RELATED PARTY TRANSACTIONS

At December 31, 2012 and 2011 the Company provided loans or had commitments to lend to, certain officers, directors and their associates and principal shareholders.

A summary of activity for the years ended December 31were as follows (in thousands; renewals are not reflected as either new loans or repayments):

	2012	2011
Beginning balance	$4,681	$5,647
Borrowings	525	189
Repayments	(517)	(1,155)
	$4,689	$4,681

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

NVB is also subject to additional capital guidelines under the regulatory framework for prompt corrective action. To be categorized as well capitalized, NVB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. The most recent notifications from the FDIC for NVB as of December 31, 2012 categorized NVB as well-capitalized under these guidelines. There are no conditions or events since that notification that management believes have changed NVB’s category.

Management believes, as of December 31, 2012 and 2011, that the Company and NVB met all capital adequacy requirements to which they are subject. There are no conditions or events since that management believes have changed the categories.

The Company’s and NVB's actual capital amounts (in thousands) and ratios are also presented in the following tables.

					To be Well Capitalized
			For Capital		Under Prompt Corrective
			Adequacy Purposes		Action Provisions
	Actual		Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
As of December 31, 2012:
Total capital (to risk weighted assets)	$113,028	18.28%	$49,465	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$105,211	17.01%	$24,741	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$105,211	11.77%	$35,756	4.00%	N/A	N/A

As of December 31, 2011:
Total capital (to risk weighted assets)	$116,464	19.53%	$47,707	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$107,240	17.99%	$23,844	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$107,240	11.82%	$36,291	4.00%	N/A	N/A

North Valley Bank
As of December 31, 2012:
Total capital (to risk weighted assets)	$112,938	18.26%	$49,480	8.00%	$61,850	10.00%
Tier 1 capital (to risk weighted assets)	$105,122	17.00%	$24,735	4.00%	$37,102	6.00%
Tier 1 capital (to average assets)	$105,122	11.76%	$35,756	4.00%	$44,695	5.00%

As of December 31, 2011:
Total capital (to risk weighted assets)	$121,221	20.33%	$47,701	8.00%	$59,627	10.00%
Tier 1 capital (to risk weighted assets)	$113,666	19.06%	$23,854	4.00%	$35,782	6.00%
Tier 1 capital (to average assets)	$113,666	12.54%	$36,257	4.00%	$45,321	5.00%

The supervisory agreement signed on January 6, 2010 by and among North Valley Bancorp, North Valley Bank and the Federal Reserve Bank of San Francisco was terminated, effective as of April 16, 2012, and resolutions adopted by the Board of Directors of NVB at the request of the California Department of Financial Institutions were previously terminated, effective March 1, 2012. However, North Valley Bank has not received a final report of examination for a compliance examination of the Bank conducted by the Federal Reserve Bank of San Francisco in 2010 and the Bank has established a reserve for the anticipated settlement of criticisms expected to be contained in the report, when received.

As a California corporation, the Company’s ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law (the “Corporation Law”). The Corporation Law provides that neither a corporation nor any of its subsidiaries shall make a distribution to the corporation’s shareholders unless the board of directors has determined in good faith either of the following: (1) the amount of retained earnings of the corporation immediately prior to the distribution equals or exceeds the sum of (A) the amount of the proposed distribution plus (B) the preferential dividends arrears amount; or (2) immediately after the distribution, the value of the corporation’s assets would equal or exceed the sum of its total liabilities plus the preferential rights amount. The good faith determination of the board of directors may be based upon (1) financial statements prepared on the basis of reasonable accounting practices and principles, (2) a fair valuation, or (3) any other method reasonable under the circumstances; provided, that a distribution may not be made if the corporation or subsidiary making the distribution is, or is likely to be, unable to meet its liabilities (except those whose payment is otherwise adequately provided for) as they mature. The term “preferential dividends arrears amount” means the amount, if any, of cumulative dividends in arrears on all shares having a preference with respect to payment of dividends over the class or series to which the applicable distribution is being made, provided that if the articles of incorporation provide that a distribution can be made without regard to preferential dividends arrears amount, then the preferential dividends arrears amount shall be zero. The term “preferential rights amount” means the amount that would be needed if the corporation were to be dissolved at the time of the distribution to satisfy the preferential rights, including accrued but unpaid dividends, of other shareholders upon dissolution that are superior to the rights of the shareholders receiving the distribution, provided that if the articles of incorporation provide that a distribution can be made without regard to any preferential rights, then the preferential rights amount shall be zero.

The Company’s ability to pay dividends is also limited by certain covenants contained in the indentures relating to trust preferred securities that have been issued by three business trusts and corresponding junior subordinated debentures. The Company owns the common stock of the three business trusts. The indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if the Company is in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if the Company gives notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then the Company may not, among other restrictions, declare or pay any dividends.

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DFI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year.

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

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring and nonrecurring basis (in thousands):

Recurring Basis

	At December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$21,118	$—	$21,118	$—
Obligations of state and political subdivisions	11,197	—	11,197	—
Government sponsored agency mortgage-backed securities	245,631	—	245,631	—
Corporate debt securities	4,756	—	4,756	—
Equity securities	3,113	—	3,113	—
	$285,815	$—	$285,815	$—

	At December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsoredagencies	$15,234	$—	$15,234	$—
Obligations of state and political subdivisions	14,455	—	14,455	—
Government sponsored agency mortgage-backed securities	275,204	—	275,204	—
Corporate debt securities	4,232	—	4,232	—
Equity securities	3,080	—	3,080	—
	$312,205	$—	$312,205	$—

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the year ended December 31, 2012, there were no transfers between Levels 1 and 2.

There were no liabilities measured at fair value on a recurring basis at December 31, 2012 or 2011.

Nonrecurring Basis

					Total Losses
	As of December 31, 2012				Twelve months ended
	Fair Value	Level 1	Level 2	Level 3	December 31, 2012

Impaired loans:
Commercial	$585	$—	$—	$585	$126
Real estate - commercial	2,222	—	—	2,222	1,313
Real estate - construction	143	—	—	143	19
Real estate - mortgage	464	—	—	464	29
Installment	75	—	—	75	27
Other	25	—	—	25	24
OREO:
Real estate - construction	7,360	—	—	7,360	2,194
Real estate - mortgage	184	—	—	184	140
Total assets measured at fair value on a nonrecurring basis	$11,058	$—	$—	$11,058	$3,872

					Total Losses
	As of December 31, 2011				Twelve months ended
	Fair Value	Level 1	Level 2	Level 3	December 31, 2011

Impaired loans:
Commercial	$1,338	$—	$—	$1,338	$324
Real estate - commercial	4,811	—	—	4,811	1,138
Real estate - construction	5,223	—	—	5,223	504
Real estate - mortgage	268	—	—	268	37
Installment	37	—	—	37	13
OREO:
Real estate - commercial	1,270	—	—	1,270	253
Real estate - construction	14,575	—	—	14,575	2,645
Real estate - mortgage	1,276	—	—	1,276	34
Total assets measured at fair value on a nonrecurring basis	$28,798	$—	$—	$28,798	$4,948

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2012 (in thousands): There were no adjustments for Commercial, Installment and Other impaired loans.

	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Impaired loans:
Real estate - commercial	2,222	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
Real estate - construction	143	Comparable sales approach	Discount adjustment for differences between comparable sales	2% to 3% (3%)
Real estate - mortgage	464	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
OREO:
Real estate - construction	7,360	Comparable sales approach	Discount adjustment for differences between comparable sales	0% to 6% (6%)
Real estate - mortgage	184	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)

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

The following assumptions were used as of December 31, 2012 and 2011 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

		Fair Value Measurements at
		December 31, 2012 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$22,654	$22,654	$—	$—	$22,654
Federal funds sold	15,865	15,865	—	—	15,865
Time deposits at other financial institutions	2,219	2,219	—	—	2,219
FHLB, FRB and other securities	8,313	—	—	—	N/A
Securities:
Available-for-sale	285,815	—	285,815	—	285,815
Held-to-maturity	6	—	6	—	6
Loans	481,753	—	—	500,689	500,689
Accrued interest receivable	2,217	—	767	1,450	2,217

FINANCIAL LIABILITIES
Deposits:
Nonmaturity deposits	$596,204	$596,204	$—	$—	$596,204
Time deposits	172,376	—	172,805	—	172,805
Subordinated debentures	21,651	—	—	9,018	9,018
Accrued interest payable	136	2	54	80	136

	December 31, 2011
	Carrying	Fair
	Amount	Value
FINANCIAL ASSETS
Cash and due from banks	$18,758	$18,758
Federal funds sold	40,210	40,210
Time deposits at other financial institutions	1,959	1,959
FHLB, FRB and other securities	8,044	N/A
Securities:
Available-for-sale	312,205	312,205
Held-to-maturity	6	6
Loans	443,559	461,205
Accrued interest receivable	2,557	2,557

FINANCIAL LIABILITIES
Deposits	$766,239	$767,487
Subordinated debentures	31,961	21,420
Accrued interest payable	4,998	4,998

19. OTHER NONINTEREST EXPENSES

The major classifications of other noninterest expenses for the years ended December 31 were as follows (in thousands):

	2012	2011	2010
Data processing	$2,517	$2,507	$2,206
Professional services	1,105	1,090	1,704
Loan expense	922	337	621
ATM and on-line banking	768	1,182	1,120
Director expense	614	420	458
Marketing expense	608	607	615
Operations expense	507	652	601
Printing and supplies	479	542	422
Postage	477	537	524
Messenger	447	608	570
Telecommunications	412	305	368
Other	2,883	2,264	2,888
	$11,739	$11,051	$12,097

20. PARENT COMPANY ONLY - CONDENSED FINANCIAL INFORMATION

The condensed financial statements of the Company are presented below (in thousands):

Parent Only Condensed Financial Statements

CONDENSED BALANCE SHEET
	As of December 31,
	2012	2011
Assets
Cash and cash equivalents	$1,023	$1,256
Investment in banking subsidiary	113,383	121,299
Investment in other subsidiary	2	2
Investment in unconsolidated subsidiary grantor trusts	651	961
Other assets	3,082	3,009
Total assets	$118,141	$126,527

Liabilities and stockholders' equity
Subordinated debentures	$21,651	$31,961
Other liabilities	329	5,101
Stockholders' equity	96,161	89,465
Total liabilities and stockholders' equity	$118,141	$126,527

CONDENSED STATEMENT OF INCOME (LOSS)	As of December 31,
	2012	2011	2010
Income:
Dividends from subsidiaries	$16,500	$—	$—

Expense:
Interest on subordinated debentures	1,352	1,892	2,124
Legal and accounting	485	470	722
Other	1,624	1,466	1,573
Tax benefit	(1,455)	(1,609)	(1,965)
Total expense	2,006	2,219	2,454
Income (loss) before equity in undistributed (loss) income of subsidiaries	14,494	(2,219)	(2,454)
Equity in undistributed (loss) income of subsidiaries	(8,204)	5,266	(3,794)
Net income (loss)	6,290	3,047	(6,248)
Preferred stock discount	—	—	(18,667)
Net income (loss) available to common shareholders	$6,290	$3,047	$(24,915)

CONDENSED STATEMENT OF CASH FLOWS	As of December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$6,290	$3,047	$(6,248)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed income (loss) of subsidiaries	8,204	(5,266)	3,794
Stock-based compensation expense	118	62	36
Effect of changes in:
Other assets	(73)	19	(2,080)
Other liabilities	(4,772)	302	2,437
Net cash provided by (used in) operating activities	9,767	(1,836)	(2,061)
Cash flows from investing activities
Investments in subsidiaries	310	—	(33,500)
Net cash provided by (used in) investing activities	310		(33,500)
Cash flows from financing activities
Repayment of subordinated debentures	(10,310)	—	—
Proceeds from issuance of preferred stock, net of costs	—	—	37,500
Net cash (used in) provided by financing activities	(10,310)	—	37,500
Increase (decrease) in cash and cash equivalents	(233)	(1,836)	1,939
Cash and cash equivalents, beginning of year	1,256	3,092	1,153
Cash and cash equivalents, end of year	$1,023	$1,256	$3,092

INDEX OF EXHIBITS

2(a)	Agreement and Plan of Reorganization and Merger, dated as of October 3, 1999 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 12, 1999).	*

2(b)	Addendum to Agreement and Plan of Reorganization and Merger dated as of September 25, 2000 (incorporated by reference from Exhibit 2.7 to the Company’s Current Report on Form 8-K filed with the Commission on September 29, 2000).	*

2(c)	Agreement and Plan of Merger dated April 23, 2004, by and between North Valley Bancorp and Yolo Community Bank (incorporated by reference from Exhibit 99.54 to the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2004).	*

2(d)	Agreement and Plan of Reorganization dated April 10, 2007, between Sterling Financial Corporation and North Valley Bancorp, terminated December 1, 2007 (incorporated by reference from Exhibit 99.128 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2007).	*

3(a)	Amended and Restated Articles of Incorporation of North Valley Bancorp (incorporated by reference from Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended June 30, 1998).	*

3(b)	Certificate of Amendment of Amended and Restated Articles of Incorporation of North Valley Bancorp (incorporated by reference from Exhibit 99.108 to the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2006).	*

3(c)	Certificate of Amendment of the Amended and Restated Articles of Incorporation of North Valley Bancorp (incorporated by reference from Exhibit 99.177 on the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2010).	*

3(d)	Certificate of Amendment of the Amended and Restated Articles of Incorporation re one-for-five reverse stock split effective December 28, 2010 (incorporated by reference from Exhibit 99.181 on the Company’s Current Report on Form 8-K filed with the Commission on December 29, 2010).	*

3(e)	Certificate of Determination of Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series A (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010).	*

3(f)	By-laws of North Valley Bancorp, as Amended and Restated as of January 26, 2012 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2012).	*

4(a)	Amended and Restated Declaration of Trust (North Valley Capital Trust I) dated July 16, 2001 (incorporated by reference from Exhibit 4(a) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).	*

4(b)	Indenture (North Valley Capital Trust I) dated July 16, 2001 (incorporated by reference from Exhibit 4(b) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).	*

4(c)	Junior Subordinated Debt Security of North Valley Bancorp (incorporated by reference from Exhibit 4(c) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).	*

4(d)	Guarantee Agreement for North Valley Capital Trust I (North Valley Bancorp) dated July 16, 2001 (incorporated by reference from Exhibit 4(d) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).	*

4(e)	Amended and Restated Declaration of Trust (North Valley Capital Trust II) dated April 10, 2003 (incorporated by reference from Exhibit 4(e) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).	*

4(f)	Indenture (North Valley Capital Trust II) dated April 10, 2003 (incorporated by reference from Exhibit 4(f) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).	*

4(g)	Guarantee Agreement for North Valley Capital Trust II (North Valley Bancorp) dated April 10, 2003 (incorporated by reference from Exhibit 4(g) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).	*

4(h)	Amended and Restated Declaration of Trust (North Valley Capital Trust III) dated May 5, 2004 (incorporated by reference from Exhibit 4(h) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).	*

4(i)	Indenture (North Valley Capital Trust III) dated May 5, 2004 (incorporated by reference from Exhibit 4(i) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).	*

4(j)	Guarantee Agreement for North Valley Capital Trust III (North Valley Bancorp) dated May 5, 2004 (incorporated by reference from Exhibit 4(j) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).	*

4(k)	Amended and Restated Declaration of Trust (North Valley Capital Statutory Trust IV) dated December 29, 2005 (incorporated by reference from Exhibit 99.94 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2006).	*

4(l)	Indenture (North Valley Capital Statutory Trust IV) dated December 29, 2005 (incorporated by reference from Exhibit 99.95 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2006).	*

4(m)	Guarantee Agreement for North Valley Capital Statutory Trust IV (North Valley Bancorp) dated December 29, 2005 (incorporated by reference from Exhibit 99.96 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2006).	*

4(n)	Junior Subordinated Debt Security Due 2036 (North Valley Capital Statutory Trust IV) (incorporated by reference from Exhibit 99.97 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2006).	*

4(o)	Capital Security Certificate (North Valley Capital Statutory Trust IV) (incorporated by reference from Exhibit 99.98 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2006).	*

10(a)	Shareholder Protection Rights Agreement, dated September 9, 1999 (incorporated by reference from Exhibit 4 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 1999).	*

10(b)	North Valley Bancorp Amended and Restated Shareholder Protection Rights Agreement, dated March 26, 2009 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2009).	*

10(c)	North Valley Bancorp Employee Stock Ownership Plan, Amended and Restated as of January 1, 1999 (incorporated by reference from Exhibit 10(f) to the Company’s Annual Report on Form 10-K filed with the Commission for the period ended December 31, 2004).**	*

10(d)	First Amendment to North Valley Bancorp Employee Stock Ownership Plan, dated October 24, 2002 (incorporated by reference from Exhibit 10(g) to the Company’s Annual Report on Form 10-K filed with the Commission for the period ended December 31, 2004).**	*

10(e)	Second Amendment to North Valley Bancorp Employee Stock Ownership Plan, dated November 17, 2003 (incorporated by reference from Exhibit 10(h) to the Company’s Annual Report on Form 10-K filed with the Commission for the period ended December 31, 2004).**	*

10(f)	Third Amendment to North Valley Bancorp Employee Stock Ownership Plan, effective September 1, 2004 (incorporated by reference from Exhibit 10(i) to the Company’s Annual Report on Form 10-K filed with the Commission for the period ended December 31, 2004).**	*

10(g)	Fourth Amendment to North Valley Bancorp Employee Stock Ownership Plan, dated April 25, 2005 (incorporated by reference from Exhibit 10(jjj) to the Company’s Annual Report on Form 10-K filed with the Commission for the period ended December 31, 2005).**	*

10(h)	Fifth Amendment to North Valley Bancorp Employee Stock Ownership Plan, dated June 4, 2005 (incorporated by reference from Exhibit 10(kkk) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2005).**	*

10(i)	Amendment to the North Valley Bancorp Employee Stock Ownership Plan (incorporated by reference from Exhibit 99.134 to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2007).**	*

10(j)	Amendment to the North Valley Bancorp Employee Stock Ownership Plan (incorporated by reference from Exhibit 99.137 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2007).**	*

10(k)	Amendment to the North Valley Bancorp Employee Stock Ownership Plan (incorporated by reference from Exhibit 99.163 to the Company’s Current Report on Form 8-K filed with the Commission on November 25, 2008).**	*

10(l)	North Valley Bancorp Employee Stock Ownership Plan, Amended and Restated effective January 1, 2010 (incorporated by reference from Exhibit 10(llll) to the Company’s Quarterly Report filed with the Commission for the period ended June 30, 2010.)**	*

10(m)	North Valley Bancorp 401(k) Plan, Amended and Restated effective September 1, 2004 (incorporated by reference from Exhibit 10(zz) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).**	*

10(n)	First Amendment to North Valley Bancorp 401(k) Plan, effective April 28, 2005 (incorporated by reference from Exhibit 10(ggg) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2005).**	*

10(o)	Second Amendment to North Valley Bancorp 401(k) Plan, effective April 28, 2005 (incorporated by reference from Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2005).**	*

10(p)	Third Amendment to North Valley Bancorp 401(k) Plan, effective December 30, 2005 (incorporated by reference from Exhibit 10(iii) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2005).**	*

10(q)	Fourth Amendment to North Valley Bancorp 401(k) Plan, effective January 1, 2006 (incorporated by reference from Exhibit 10(kkk) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).**	*

10(r)	Fifth Amendment to North Valley Bancorp 401(k) Plan, effective as of September 1, 2004 (incorporated by reference from Exhibit 99.127 to the Company’s Current Report on Form 8-K filed with the Commission on March 26, 2007).**	*

10(s)	Sixth Amendment to North Valley Bancorp 401(k) Plan, effective January 1, 2008 (incorporated by reference from Exhibit 99.162 to the Company’s Current Report on Form 8-K filed with the Commission on November 25, 2008).**	*

10(t)	Seventh Amendment to North Valley Bancorp 401(k) Plan, effective February 14, 2009 (incorporated by reference from Exhibit 10(nnn) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).**	*

10(u)	North Valley Bancorp 401(k) Plan restated effective January 1, 2011 (incorporated by reference from Exhibit 10(mmmm) to the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2011).**	*

10(v)	Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10(i) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1988).**	*

10(w)	Supplemental Retirement Plan for Directors (incorporated by reference from Exhibit 10(k) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1988).**	*

10(x)	Form of Salary Continuation Agreement executed in October 2001 between North Valley Bancorp and each of Michael J. Cushman and Sharon L. Benson (incorporated by reference from Exhibit 10(ee) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(y)	Form of Salary Continuation Agreement executed in October 2001 between Six Rivers National Bank and Margie L. Plum (incorporated by reference from Exhibit 10(gg) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(z)	North Valley Bancorp Salary Continuation Plan with Jack R. Richter, dated December 31, 2005 (incorporated by reference from Exhibit 99.102 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2006).**	*

10(aa)	North Valley Bancorp Salary Continuation Plan, Amended and Restated effective January 1, 2007 (incorporated by reference from Exhibit 99.148 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2008).**	*

10(bb)	Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10(j) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1988).**	*

10(cc)	Executive Deferred Compensation Plan, effective January 1, 1989, restated April 1, 1995 (incorporated by reference from Exhibit 10(dd) to the Company’s Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997).**	*

10(dd)	Form of Executive Deferred Compensation Agreement executed in December 2000 between North Valley Bank and each of Michael J. Cushman, Sharon L. Benson, and Jack R. Richter (incorporated by reference from Exhibit 10(y) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2000).**	*

10(ee)	Form of Executive Deferred Compensation Agreement executed in December 2001 between North Valley Bank and each of Michael J. Cushman, Sharon L. Benson, and Jack R. Richter (incorporated by reference from Exhibit 10(ii) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(ff)	Form of Executive Deferred Compensation Agreement executed in January 2002 between Six Rivers National Bank and Russell Harris (incorporated by reference from Exhibit 10(jj) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(gg)	Executive Deferred Compensation Agreement dated December 31, 2004 between North Valley Bancorp and Leo J. Graham (incorporated by reference from Exhibit 10(oo) to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2005).**	*

10(hh)	North Valley Bancorp Executive Deferred Compensation Plan, Amended and Restated effective January 1, 2007 (incorporated by reference from Exhibit 99.147 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2008).**	*

10(ii)	Directors’ Deferred Compensation Plan, effective April 1, 1995 (incorporated by reference from Exhibit 10(ee) to the Company’s Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997).**	*

10(jj)	Form of Director Deferred Fee Agreement executed in December 2000 between North Valley Bank and each of Rudy V. Balma, William W. Cox, Royce L. Friesen, Dan W. Ghidinelli, Thomas J. Ludden, Douglas M. Treadway and J.M. Wells, Jr. (incorporated by reference from Exhibit 10(aa) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2000).**	*

10(kk)	Form of Director Deferred Fee Agreement executed in December 2000 between Six Rivers National Bank and each of Kevin D. Hartwick, William T. Kay, Jr., J. Michael McGowan, Warren L. Murphy and Dolores M. Vellutini (incorporated by reference from Exhibit 10(bb) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2000).**	*

10(ll)	Form of Director Deferred Fee Agreement executed in December 2001 between North Valley Bank and each of Rudy V. Balma, William W. Cox, Royce L. Friesen, Dan W. Ghidinelli, Thomas J. Ludden, Douglas W. Treadway and J.M. Wells, Jr. (incorporated by reference from Exhibit 10(kk) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(mm)	Director Deferred Fee Agreement executed in December 2001 between Six Rivers National Bank and each of Kevin D. Hartwick, William T. Kay, Jr., John J. Gierek, Jr., Warren L. Murphy and Dolores M. Vellutini (incorporated by reference from Exhibit 10(ll) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(nn)	Director Deferred Fee Agreement dated December 31, 2004 between North Valley Bancorp and Martin Mariani (incorporated by reference from Exhibit 10(pp) to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2005).**	*

10(oo)	North Valley Bancorp Director Deferred Fee Plan, Amended and Restated effective January 1, 2008 (incorporated by reference from Exhibit 99.164 to the Company’s Current Report on Form 8-K filed with the Commission on November 25, 2008).**	*

10(pp)	Umbrella Trust for Directors, effective April 1, 1995 (incorporated by reference from Exhibit 10(ff) to the Company’s Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997).**	*

10(qq)	Umbrella Trust for Executives, effective April 1, 1995 (incorporated by reference from Exhibit 10(gg) to the Company’s Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997).**	*

10(rr)	North Valley Bancorp 1998 Employee Stock Incentive Plan, as amended through July 26, 2001 (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-65950) filed with the Commission on July 26, 2001).**	*

10(ss)	North Valley Bancorp 2008 Stock Incentive Plan (incorporated by reference from the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, filed with the Commission on April 22, 2008).**	*

10(tt)	Form of Employment Agreement executed in January 2001 between North Valley Bancorp and each of Michael J. Cushman and Sharon L. Benson (incorporated by reference from Exhibit 10(cc) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(uu)	Severance and Release Agreement (effective as of February 4, 2005) between John A. DiMichele and North Valley Bancorp and NVB Business Bank, formerly named Yolo Community Bank (incorporated by reference from Exhibit 99.78 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2005).**	*

10(vv)	Severance and Release Agreement (effective as of June 1, 2005) between Edward J. Czajka, Senior Vice President and Chief Financial Officer, and North Valley Bancorp (incorporated by reference from Exhibit 99.84 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2005).**	*

10(ww)	Form of Executive Employment Agreement between North Valley Bancorp and each of Scott R. Louis, Roger D. Nash, and Gary S. Litzsinger (incorporated by reference from Exhibit 99.91 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2005).**	*

10(xx)	Employment Agreement between North Valley Bancorp and Kevin R. Watson (incorporated by reference from Exhibit 99.91 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2005 and from Exhibit 99.106 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2006).**	*

10(yy)	Employment Agreement between North Valley Bancorp and Leo J. Graham (incorporated by reference from Exhibit 99.115 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2006.)**	*

10(zz)	Employment Agreement between North Valley Bancorp and Michael J. Cushman (incorporated by reference from Exhibit 99.195 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2012.)**	*

10(aaa)	Employment Agreement between North Valley Bancorp and Kevin R. Watson (incorporated by reference from Exhibit 99.196 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2012.)**	*

10(bbb)	Employment Agreement between North Valley Bancorp and Scott R. Louis (incorporated by reference from Exhibit 99.197 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2012.)**	*

10(ccc)	Employment Agreement between North Valley Bancorp and Roger D. Nash (incorporated by reference from Exhibit 99.198 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2012.)**	*

10(ddd)	Employment Agreement between North Valley Bancorp and Gary S. Litzsinger (incorporated by reference from Exhibit 99.199 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2012.)**	*

10(eee)	Employment Agreement between North Valley Bancorp and Leo J. Graham (incorporated by reference from Exhibit 99.200 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2012.)**	*

10(fff)	Park Marina Lease dated July 23, 2001, between The McConnell Foundation and North Valley Bancorp for 300 Park Marina Circle, Redding, California 96001 (incorporated by reference from Exhibit 10(ff) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).	*

10(ggg)	Cottonwood Branch Sublease Extension Agreement dated August 7, 2003, between North Valley Bank and North State Grocery, Inc. (incorporated by reference from Exhibit 10(ll) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003).	*

10(hhh)	Westwood Branch Lease Agreement dated December 1, 2003, between North Valley Bank and Daha Investments (incorporated by reference from Exhibit 10(mm) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003).	*

10(iii)	Lease Agreement for 618 Main Street, Woodland, California, dated February 26, 2004, between Yolo Community Bank and Thomas and Margaret Stallard (incorporated by reference from Exhibit 10(tt) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).	*

10(jjj)	Lease Agreement for 626, 628 Main Street, 400 Second Street, Woodland, California, dated February 26, 2004, between Yolo Community Bank and Thomas and Margaret Stallard (incorporated by reference from Exhibit 10(uu) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).	*

10(kkk)	Lease for 100 B Street, Suite 110, Santa Rosa, California, dated October 19, 2004, between North Valley Bank and Sonja Valentina LLC (incorporated by reference from Exhibit 10(vv) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).	*

10(lll)	Office Building Lease for 101 North State Street, Suite A, Ukiah, California, dated November 3, 2004, between North Valley Bank and Southport Land & Commercial Company, Inc. (incorporated by reference from Exhibit 10(xx) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).	*

10(mmm)	Lease for 837 Harris Street, Eureka, California, dated March 5, 2008, between North Valley Bank and L & H Properties, LLC (incorporated by reference from Exhibit 99.156 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2008).	*

10(nnn)	Extension and First Amendment to Lease for 100 “B” Street, Suite 100, Santa Rosa, California, dated November 15, 2008, between North Valley Bank and Sonya Valentina LLC (incorporated by reference from Exhibit 10(cccc) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).	*

10(ooo)	Lease for 793 Redwood Drive, Garberville, California, dated March 1, 2007, between North Valley Bank and Bank of the West and Charles S. Wagner, co-trustees of the Edward H. Wagner Trust and Bank of the West, sole trustee of the Wagner Trust of 1979 (incorporated by reference from Exhibit 10(dddd) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).	*

10(ppp)	Lease for 1640 Central Avenue, McKinleyville, California, dated March 24, 1994, between Six Rivers National Bank and William P. Gross & Ruth R. Gross, as co-trustees of the William P. Gross & Ruth R. Gross 1990 Trust, UTD 10/06/90 (incorporated by reference from Exhibit 10(eeee) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).	*

10(qqq)	Lease for 9934A Deschutes Road, Palo Cedro, California, dated August 15, 1995, between North Valley Bank and Donlon H. Gabrielsen and Agnes H. Gabrielsen as Co-Trustees under the Gabrielsen Family Trust dated October 20, 1992 (incorporated by reference from Exhibit 10(ffff) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).	*

10(rrr)	Sub-Sublease for 3315 Placer Street, Redding, California, dated August 14, 1998, between North Valley Bank and North State Grocery, Inc. (incorporated by reference from Exhibit 10(gggg) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).	*

10(sss)	Lease for 804 E. Cypress Street, Redding, California, dated August 1, 2010, between North Valley Bank and Joe Wong Family Trust (incorporated by reference from Exhibit 10(kkkk) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended June 30, 2010).	*

10(ttt)	Lease for 2999 Douglas Avenue, Roseville, California, dated April 29, 2011, between North Valley Bank and Hines Douglas Corporate Center LP (incorporated by reference from Exhibit 10(nnnn) to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2011).	*

10(uuu)	Written Agreement between Fiserv Solutions, Inc. and North Valley Bank dated July 1, 2010 (incorporated by reference from Exhibit 99.176 to the Company’s Report on Form 8-K filed with the Commission on July 2, 2010).	*

10(vvv)	Indemnification Agreement (incorporated by reference from Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed with the Commission for the period ended June 30, 1998).	*

10(www)	Branch Purchase and Assumption Agreement dated as of September 15, 2000, between North Valley Bancorp and Scott Valley Bank (incorporated by reference from Exhibit 99.19 to the Company’s Current Report on Form 8-K filed with the Commission on September 29, 2000).	*

10(xxx)	Written Agreement among North Valley Bancorp, North Valley Bank and Federal Reserve Bank of San Francisco dated January 6, 2010, terminated April 16, 2012 (incorporated by reference from Exhibit 10(iiii) to the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2010).	*

10(yyy)	Securities Purchase Agreement for Series A Preferred Stock dated April 20, 2010 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010).	*

10(zzz)	Amendment to lease for 793 Redwood Drive, Garberville, California, effective as of January 17, 2013, between North Valley Bank and Bank of the West, Sole Trustee of the Edward H. Wagner Trust and Bank of the West, Sole Trustee of The Wagner Trust of 1979, Successors-in-Interest to Edward H. Wagner and Charles S. Wagner.

14	North Valley Bancorp Corporate Governance Code of Ethics (incorporated by reference from Exhibit 14 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).

21	List of Subsidiaries.

23.1	Consent of Crowe Horwath LLP

23.2	Consent of Perry-Smith LLP

31	Rule 13a-14(a) / 15d-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance Document (furnished herewith)***

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)***

*	Previously filed.
**	Indicates management contract or compensatory plan or arrangement.
***	The interactive data files listed above shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

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

DATE: March 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE	TITLE	DATE

/s/ J. M. Wells, Jr.	Director	March 18, 2013
J. M. Wells, Jr.

/s/ Michael J. Cushman	Director, President and Chief Executive	March 18, 2013
Michael J. Cushman	Officer (Principal Executive Officer)

/s/ Dan W. Ghidinelli	Director	March 18, 2013
Dan W. Ghidinelli

/s/ Kevin D. Hartwick	Director	March 18, 2013
Kevin D. Hartwick

/s/ Patrick W. Kilkenny	Director	March 18, 2013
Patrick W. Kilkenny

/s/ Roger B. Kohlmeier	Director	March 18, 2013
Roger B. Kohlmeier

/s/ Timothy R. Magill	Director	March 18, 2013
Timothy R. Magill

/s/ Martin A. Mariani	Director	March 18, 2013
Martin A. Mariani

/s/ Dolores M. Vellutini	Director	March 18, 2013
Dolores M. Vellutini

/s/ Kevin R. Watson	Executive Vice President and Chief	March 18, 2013
Kevin R. Watson	Financial Officer (Principal Financial Officer & Principal Accounting Officer)

