Form 10-Q
period 2013-03-31
NORTH VALLEY BANCORP
filed 2013-05-10
CIK 353191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2013.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Transition Period From_______________ to _______________

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

Common Stock – 6,835,192 shares as of May 8, 2013.

1

INDEX

NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data) (Unaudited)
	March 31,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents:
Cash and due from banks	$15,890	$22,654
Federal funds sold	35,925	15,865
Total cash and cash equivalents	51,815	38,519

Time deposits at other financial institutions	2,219	2,219
Investment securities available-for-sale, at fair value	283,721	285,815
Investment securities held-to-maturity, at amortized cost	6	6

Loans	488,606	492,211
Less: Allowance for loan losses	(9,651)	(10,458)
Net loans	478,955	481,753

Premises and equipment, net	8,978	9,181
Accrued interest receivable	2,182	2,217
Other real estate owned	21,365	22,423
FHLB and FRB stock and other nonmarketable securities	8,313	8,313
Bank-owned life insurance policies	36,433	36,045
Core deposit intangibles, net	219	255
Other assets	16,528	15,597

TOTAL ASSETS	$910,734	$902,343

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$174,496	$177,855
Interest-bearing	601,424	590,725
Total deposits	775,920	768,580

Accrued interest payable and other liabilities	16,217	15,951
Subordinated debentures	21,651	21,651
Total liabilities	813,788	806,182

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; no shares outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, no par value: authorized 60,000,000 shares; outstanding 6,835,192 at March 31, 2013 and December 31, 2012, respectively	98,578	98,495
Accumulated deficit	(2,739)	(4,000)
Accumulated other comprehensive income, net of tax	1,107	1,666
Total stockholders’ equity	96,946	96,161

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$910,734	$902,343

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT S OF INCOME
(In thousands except per share data) (Unaudited)
	For the three months ended March 31,
	2013	2012
Interest income
Loans, including fees	$6,366	$6,470
Taxable securities	1,376	1,967
Tax exempt securities	107	144
Federal funds sold and repurchase agreements	19	28
Total interest income	7,868	8,609

Interest expense
Deposits	299	734
Subordinated debentures	133	483
Total interest expense	432	1,217

Net interest income	7,436	7,392

Provision for loan losses	—	400

Net interest income after provision for loan losses	7,436	6,992

Noninterest income
Service charges on deposit accounts	952	1,052
Other fees and charges	1,120	1,197
Earnings on cash surrender value of life insurance policies	463	324
Gain on sale of loans, net	925	405
Gain (loss) on sales or calls of securities, net	543	(9)
Other	326	290
Total noninterest income	4,329	3,259

Noninterest expense
Salaries and employee benefits	5,162	5,057
Occupancy expense	633	640
Furniture and equipment expense	220	245
FDIC and state assessments	218	313
Other real estate owned expense	376	634
Other	3,279	2,767
Total noninterest expenses	9,888	9,656

Income before provision for income taxes	1,877	595

Provision for income taxes	616	115

Net income	$1,261	$480

Per share amounts
Basic and diluted income per share	$0.18	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT S COMPREHENSIVE INCOME
(In thousands) (Unaudited)
	For three months ended March 31,
	2013	2012
Net income	$1,261	$480
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(647)	1,694
Tax effect	265	(695)
Reclassification adjustment for (gains) losses included in net income	(543)	9
Tax effect	223	(4)
Net of tax	(702)	1,004
Defined benefit pension plans
Net gain (loss) arising during the period	168	(125)
Tax effect	(69)	51
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost	74	125
Tax effect	(30)	(51)
Net of tax	143	—
Total other comprehensive (loss) income	(559)	1,004
Comprehensive income	$702	$1,484

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands except per share data) (Unaudited)
	For the three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,261	$480
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	254	272
Amortization of premium on securities, net	446	448
Amortization of core deposit intangible	36	37
Provision for loan losses	—	400
Net losses on sale and write-down of other real estate owned	234	478
Gain on sale of loans	(925)	(405)
(Gain) loss on sales or calls of securities	(543)	9
(Gain) loss on sale of premises and equipment	(7)	8
Stock-based compensation expense	83	40
Effect of changes in:
Accrued interest receivable	35	(42)
Other assets	(931)	(1,067)
Accrued interest payable and other liabilities	996	914
Proceeds from sales of loan orginated for sale	27,999	16,122
Loans originated for sale	(29,397)	(16,419)
Net cash (used in) provided by operating activities	(459)	1,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(37,800)	(53,437)
Proceeds from sales/calls of available-for-sale securities	17,085	1,449
Proceeds from maturities of available-for-sale securities	21,716	11,284
Net decrease in loans	4,519	7,151
Proceeds from sales of other real estate owned	939	3,056
Purchases of premises and equipment	(55)	(357)
Proceeds from sales of premises and equipment	11	—
Net cash provided by (used in) investing activities	6,415	(30,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	7,340	6,325
Net cash provided by financing activities	7,340	6,325

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,296	(23,254)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,519	58,968
CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,815	$35,714

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$447	$743
Income taxes paid	$—	$80

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$602	$335

The accompanying notes are an integral part of these consolidated financial statements.

 NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2013.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair value were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2013
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$24,670	$37	$—	$24,707
Obligations of state and political subdivisions	8,223	409	—	8,632
Government sponsored agency mortgage-backed securities	237,447	5,558	(589)	242,416
Corporate debt securities	6,000	—	(1,125)	4,875
Equity securities	3,000	91	—	3,091
	$279,340	$6,095	$(1,714)	$283,721
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$6	$—	$—	$6

December 31, 2012
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$21,003	$115	$—	$21,118
Obligations of state and political subdivisions	10,698	499	—	11,197
Government sponsored agency mortgage-backed securities	239,543	6,152	(64)	245,631
Corporate debt securities	6,000	—	(1,244)	4,756
Equity securities	3,000	113	—	3,113
	$280,244	$6,879	$(1,308)	$285,815
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$6	$—	$—	$6

For the three months ended March 31, 2013 there were $543,000 in gross realized gains on sales or calls of available for sale securities. For the three months ended March 31, 2012 there were no gross realized gains on sales or calls of available for sale securities. For the three months ended March 31, 2013 there were no gross realized losses on sales or calls of securities categorized as available for sale securities. For the three months ended March 31, 2012 there were $9,000 in gross realized losses on sales or calls of securities categorized as available for sale securities. For the three months ended March 31, 2013 and 2012 there were $17,085,000 and $1,449,000, respectively, in gross proceeds from sales or calls of available for sale securities. There were no sales or transfers of held to maturity securities for the three months ended March 31, 2013 and 2012. For the three months ended March 31, 2013 and 2012 , there were no gross proceeds from maturities or calls of held to maturity securities. Expected m aturities of all investment securities are consistent with those reported in the December 31, 2012 Form 10-K.

At March 31, 2013 and December 31, 2012, securities having fair value amounts of approximately $275,901,000 and $276,308,000, respectively, were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract. Although the Company had no short-term borrowings at March 31, 2013 and December 31, 2012, the Company pledges most of its securities at the Federal Home Loan Bank (“FHLB”) to provide borrowing capacity. See “Liquidity” on page 39.

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

A summary of investments securities in an unrealized loss for less than twelve months and twelve months or longer is as follows (in thousands).

	As of March 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities
Government sponsored agency mortgage-backed securities	$67,461	$(589)	$—	$—	$67,461	$(589)
Corporate debt securities	—	—	4,875	(1,125)	4,875	(1,125)
Total impaired securities	$67,461	$(589)	$4,875	$(1,125)	$72,336	$(1,714)

	As of December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities
Government sponsored agency mortgage-backed securities	$34,878	$(64)	$—	$—	$34,878	$(64)
Corporate debt securities	—	—	4,756	(1,244)	4,756	(1,244)
Total impaired securities	$34,878	$(64)	$4,756	$(1,244)	$39,634	$(1,308)

As of March 31, 2013 and December 31, 2012, there were two corporate debt securities in a loss position for twelve months or more. There is a current active market for these securities and management believes that the unrealized losses on the Company’s investment in these corporate debt securities is due to the yield of the securities and is not attributable to changes in credit quality. The two corporate debt securities are each a $3,000,000 single-issuer trust preferred security issued by two separate large publicly-traded financial institutions. The securities are tied to the front-end of the yield curve, three-month LIBOR (a short-term interest rate) and have a spread over that. In addition, the payments on both of these securities have been made as agreed and are considered current. The Company does not intend to sell and does not believe it will be required to sell these securities and expects a full recovery of value. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013 or December 31, 2012.

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

NOTE 3 – LOANS

The Company originates loans for business, consumer and real estate activities and for equipment purchases. Such loans are concentrated in the Company’s market areas which consist of Yolo, Placer, Sonoma, Shasta, Humboldt, Mendocino, Trinity and Del Norte Counties and neighboring communities. Major classifications of loans were as follows (in thousands):

	March 31,	December 31,
	2013	2012
Commercial	$48,300	$46,078
Real estate - commercial	297,516	295,630
Real estate - construction	21,438	23,003
Real estate - mortgage	70,514	74,353
Installment	6,012	6,689
Other	44,462	45,941
Gross loans	488,242	491,694
Deferred loan fees, net	364	517
Allowance for loan losses	(9,651)	(10,458)
Total loans, net	$478,955	$481,753
9

Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB, FRB, and certain correspondent banks. Pledged loans totaled $106,380,000 and $116,929,000 at March 31, 2013 and December 31, 2012, respectively.

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated (in thousands):

	As of March 31, 2013			As of December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no allocated allowance
Commercial	$50	$50	$—	$585	$586	$—
Real estate - commercial	5,695	5,947	—	2,778	2,974	—
Real estate - construction	1,186	1,249	—	1,210	1,273	—
Real estate - mortgage	1,231	1,256	—	684	736	—
Installment	121	136	—	122	138	—
Other	155	165	—	111	120	—
Subtotal	8,438	8,803	—	5,490	5,827	—

With allocated allowance
Commercial	513	519	287	—	—	—
Real estate - commercial	—	—	—	184	217	171
Real estate - construction	—	—	—	161	161	18
Subtotal	513	519	287	345	378	189
Total Impaired Loans	$8,951	$9,322	$287	$5,835	$6,205	$189

The following table presents the average balance related to impaired loans for the period indicated (in thousands):

	Three Months ended March 31,
	2013		2012
	Average Book	Interest Income	Average Book	Interest Income
	Balance	Recognized	Balance	Recognized

Commercial	$571	$—	$1,202	$—
Real estate - commercial	5,540	21	4,564	—
Real estate - construction	916	7	8,867	—
Real estate - mortgage	819	10	921	—
Installment	96	1	166	—
Other	158	—	138	—
Total	$8,100	$39	$15,858	$—

Nonperforming loans include all such loans that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans are summarized as follows (in thousands):

	March 31,	December 31,
	2013	2012
Nonaccrual loans	$6,449	$5,835
Loans 90 days past due or more but still accruing interest	—	—
Total nonperforming loans	$6,449	$5,835

Nonaccrual loans to total gross loans	1.32%	1.19%
Nonperforming loans to total gross loans	1.32%	1.19%
10

If interest on nonaccrual loans had been accrued, such income would have approximated $85,000 and $155,000 for the three months ended March 31, 2013 and 2012, respectively.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of March 31, 2013
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$47,737	$—	$—	$563	$48,300
Real estate - commercial	293,075	86	—	4,355	297,516
Real estate - construction	20,668	—	—	770	21,438
Real estate - mortgage	69,979	22	—	513	70,514
Installment	5,894	25	—	93	6,012
Other	44,134	173	—	155	44,462
Total	$481,487	$306	$—	$6,449	$488,242

	As of December 31, 2012
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$45,473	$20	$—	$585	$46,078
Real estate - commercial	292,505	163	—	2,962	295,630
Real estate - construction	21,436	196	—	1,371	23,003
Real estate - mortgage	72,907	762	—	684	74,353
Installment	6,529	38	—	122	6,689
Other	45,581	249	—	111	45,941
Total	$484,431	$1,428	$—	$5,835	$491,694

A troubled debt restructuring (“TDR”) is a formal modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. At March 31, 2013, there were no specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. There are no commitments to lend additional amounts at March 31, 2013 to customers with outstanding loans that are classified as troubled debt restructurings. There were no TDR’s that subsequently defaulted during the twelve months following the modification of terms. The following table shows information related to troubled debt restructurings as of March 31, 2013 (dollars in thousands):

	Accruing TDRs			Non Accruing TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	—	$—	$—	2	$563	$563
Real estate-commercial	5	$1,340	$1,340	1	$303	$303
Real estate - construction	2	$416	$416	1	$320	$320
Real estate-mortgage	2	$718	$718	1	$202	$202
Installment	1	$28	$28	3	$92	$92
Other	—	$—	$—	1	$24	$24
11

The following table present loans that were modified and recorded as TDR’s for the three months ended March 31, 2013. There were no loans modified or recorded as TDR’s for the three months ended March 31, 2012.

	Three Months ended March 31, 2013
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial	1	$50	$50
Real estate-commercial	1	$303	$303
Real estate-mortgage	1	$202	$202

The following table shows the post-modification recorded investment by class for TDR’s restructured during the three months ended March 31, 2013 by the primary type of concession granted. There were no loans modified or recorded as TDR’s for the three months ended March 31, 2012.

				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extention	Extention	Total
Commercial	1	$—	$50	$—	$50
Real estate-commercial	1	$—	$—	$303	$303
Real estate-mortgage	1	$202	$—	$—	$202

The following table shows information related to troubled debt restructurings as of December 31, 2012 (dollars in thousands):

	Accruing TDRs			Non Accruing TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	—	$—	$—	1	$529	$529
Real estate - commercial	5	$1,350	$1,350	—	$—	$—
Real estate - construction	1	$343	$343	2	$398	$398
Real estate - mortgage	2	$721	$721	—	$—	$—
Installment	—	$—	$—	4	$120	$120
Other	—	$—	$—	1	$25	$25

A summary of TDR’s by type of loans and by accrual/nonaccrual status as of December 31, 2012 is shown below (in thousands):

	Accruing TDRs			Non Accruing TDRs
	Rate			Rate
	Reduction			Reduction
	and			and
	Maturity	Maturity		Maturity	Maturity
	Extention	Extention	Total	Extention	Extention	Total
Commercial	$—	$—	$—	$529	$—	$529
Real estate - commercial	$273	$—	$273	$—	$—	$—
Real estate - construction	$—	$—	$—	$—	$327	$327
Real estate - mortgage	$—	$423	$423	$—	$—	$—
Installment	$—	$—	$—	$120	$—	$120
Other	$—	$—	$—	$25	$—	$25

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

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The following table shows the changes in the allowance for loan losses (in thousands):

	For the three months ended March 31, 2013
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2012	$843	$6,295	$690	$982	$98	$721	$829	$10,458
Charge-offs	(83)	(437)	(369)	(156)	(11)			(1,056)
Recoveries	242	—	2	—	5	—	—	249
Provisions for loan losses	168	(138)	272	112	(5)	(45)	(364)	—
Balance March 31, 2013	$1,170	$5,720	$595	$938	$87	$676	$465	$9,651

	As of March 31, 2013
Reserve to impaired loans	$287	$—	$—	$—	$—	$—	$—	$287
Reserve to non-impaired loans	$883	$5,720	$595	$938	$87	$676	$465	$9,364

	For the three months ended March 31, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2011	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656
Charge-offs	(120)	(439)	(204)	—	(97)	(25)	—	(885)
Recoveries	12	61	—	—	24	6	—	103
Provisions for loan losses	151	(303)	515	110	42	94	(209)	400
Balance March 31, 2012	$1,376	$6,847	$1,350	$1,045	$154	$811	$691	$12,274

	As of March 31, 2012
Reserve to impaired loans	$371	$2	$520	$47	$—	$34		$974
Reserve to non-impaired loans	$1,005	$6,845	$830	$998	$154	$777	$691	$11,300

	As of December 31, 2012
Reserve to impaired loans	$—	$171	$18	$—	$—	$—		$189
Reserve to non-impaired loans	$843	$6,124	$672	$982	$98	$721	$829	$10,269

The following table shows the loan portfolio by segment as follows (in thousands):

	As of March 31, 2013
		Real Estate	Real Estate	Real Estate
Loans	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total

Total Loans	$48,300	$297,516	$21,438	$70,514	$6,012	$44,462	$488,242
Impaired Loans	$563	$5,695	$1,186	$1,231	$121	$155	$8,951
Non-impaired loans	$47,737	$291,821	$20,252	$69,283	$5,891	$44,307	$479,291

	As of December 31, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total

Total Loans	$46,078	$295,630	$23,003	$74,353	$6,689	$45,941	$491,694
Impaired Loans	$585	$2,962	$1,371	$684	$122	$111	$5,835
Non-impaired loans	$45,493	$292,668	$21,632	$73,669	$6,567	$45,830	$485,859
13

The following table shows the loan portfolio allocated by management’s internal risk ratings as defined in Footnote 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (in thousands):

	As of March 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$45,850	$989	$1,461	$—	$48,300
Real estate - commercial	280,970	2,815	13,731	—	297,516
Real estate - construction	20,619	—	819	—	21,438
Real estate - mortgage	69,437	—	1,077	—	70,514
Installment	5,886	—	126	—	6,012
Other	44,177	—	285	—	44,462
Total	$466,939	$3,804	$17,499	$—	$488,242

	As of December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$44,486	$129	$1,463	$—	$46,078
Real estate - commercial	278,834	—	16,796	—	295,630
Real estate - construction	21,386	—	1,617	—	23,003
Real estate - mortgage	71,973	—	2,380	—	74,353
Installment	6,562	—	127	—	6,689
Other	45,658	—	283	—	45,941
Total	$468,899	$129	$22,666	$—	$491,694

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the probable incurred losses in the loan portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan loss experience, and the Company’s underwriting policies. The Company utilizes a twelve rolling quarter look-back period to calculate its historical loss factors. For the period ended March 31, 2013, the loss look back period began in the first quarter of 2010 and ended with the most recent quarter. The allowance for loan losses is maintained at an amount management considers adequate to cover the probable incurred losses in loans receivable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. The Company also engages a third party credit review consultant to analyze the Company’s loan loss adequacy periodically. In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

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

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet and was $143,000 for the periods ended March 31, 2013 and December 31, 2012, respectively.

NOTE 5 – OTHER REAL ESTATE OWNED

The Company had $21,365,000 and $22,423,000 in other real estate owned (“OREO”) at March 31, 2013 and December 31, 2012, respectively. Below is a table with details of the changes in OREO (in thousands):

	March 31,	December 31,
	2013	2012
Beginning Balance	$22,423	$20,106
Properties transferred in	602	12,239
Sales of property	(1,426)	(6,889)
Loss on sale or writedown of property	(234)	(3,033)
Total	$21,365	$22,423

The following table presents the components of OREO expense (in thousands):

	March 31,
	2013	2012
Operating expenses	$142	$156
Provision for losses	261	396
Net, loss(gain) on disposal	(27)	82
Total other real estate owned expense	$376	$634

NOTE 6 – SUBORDINATED DEBENTURES

The Company owns the common stock of three business trusts that have issued an aggregate of $21.0 million in trust preferred securities fully and unconditionally guaranteed by the Company. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated debentures issued by the Company, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures issued by the Company is $21,651,000, with the maturity dates for the respective debentures ranging from 2033 through 2036. Subject to regulatory approval, the Company may redeem the respective junior subordinated debentures earlier than the maturity date, based on their respective redemption dates. The respective junior subordinated debentures became redeemable in April 2008, July 2009 and March 2011.

The trust preferred securities issued by the trusts are currently included in Tier 1 capital in the amount of $21,000,000 for purposes of determining Leverage, Tier 1 and Total Risk-Based capital ratios for the periods ending March 31, 2013 and December 31, 2012.

The following table summarizes the terms of each subordinated debenture issuance for the periods ending March 31, 2013 and December 31, 2012 (dollars in thousands):

			Fixed or
	Date		Variable	Current	Rate	Redemption
Series	Issued	Maturity	Rate	Rate	Index	Date	Amount
North Valley Capital Trust II	4/10/03	4/24/33	Variable	3.55%	LIBOR + 3.25%	4/24/08	6,186
North Valley Capital Trust III	5/5/04	4/24/34	Variable	3.10%	LIBOR + 2.80%	7/23/09	5,155
North Valley Capital Statutory Trust IV	12/29/05	3/15/36	Variable	1.61%	LIBOR + 1.33%	3/15/11	10,310
							$21,651

At March 31, 2013 and December 31, 2012, the Company had recorded accrued and unpaid interest payments of $78,000 and $79,000, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. At March 31, 2013 and December 31, 2012, unrecognized tax benefits totaled $519,000.

Net deferred tax assets totaled $12,735,000 and $12,346,000 at March 31, 2013 and December 31, 2012, respectively.

NOTE 8 - PENSION PLAN BENEFITS

The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Total contributions paid were $63,000 for the three months ended March 31, 2013 and 2012. Effective October 1, 2009, the Company entered into an agreement to “freeze” the vested benefits under the North Valley Bancorp Salary Continuation Plan (amended and restated effective January 1, 2007) with each active officer currently participating in the Plan. Each agreement provided that vested accrued benefits under the Plan would remain fixed at the amount determined as of September 30, 2009 until such time as the Board of Directors might elect to recommence accruals. On July 28, 2012, the Board of Directors determined that Plan accruals should recommence, with retroactive effect to September 30, 2009. Components of net periodic benefit cost for the Company’s supplemental nonqualified defined benefit plans for the three months ended March 31, 2013 and 2012 are presented in the following table (in thousands):

	Three months ended March 31,
Components of net periodic benefits cost:	2013	2012
Service cost	$170	$150
Interest cost	93	84
Prior service amortization	25	25
Recognized net actuarial loss	49	10
Total components of net periodic cost	$337	$269

	March 31, 2013	December 31, 2012
Total Liability of Pension Plan Benefits	$9,475	$9,443

NOTE 9 – STOCK-BASED COMPENSATION

Stock Option Plans

At March 31, 2013, the Company had two shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan. A total of 601,925 shares were authorized under all plans at March 31, 2013. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. As provided in the 1998 Employee Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. Pursuant to the 1998 Employee Stock Incentive Plan there were outstanding options to purchase 51,930 shares of Common Stock at March 31, 2013. The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs. Under the 2008 Stock Incentive Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under all plans, options may be exercised over a ten year term. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted after the fourth quarter in 2008 the vesting period is five years. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. The shares of Common Stock authorized to be granted as options under the 2008 Stock Incentive Plan consist 549,995 shares of Common Stock reserved for issuance under the terms of the 2008 Stock Incentive Plan, consisting of 302,780 shares to be issued upon the exercise of options granted and still outstanding as of that date, 4,140 shares issued as stock awards and 243,075 shares reserved for future stock option grants and director stock awards at March 31, 2013. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Each outside director of the Company shall also be eligible to receive a stock award of 180 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. Each stock award shall be fully vested when granted to the outside director. The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors. Outstanding options under the plans are exercisable until their expiration.

Stock-based Compensation

There were 114,234 and 75,408 options granted in the three month period ended March 31, 2013 and 2012, respectively. For the three month periods ended March 31, 2013 and 2012, the compensation cost recognized for share based compensation was $83,000 and $40,000, respectively. At March 31, 2013, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $1,724,000. This cost is expected to be amortized on a straight-line basis over a weighted average period of approximately 4.4 years and will be adjusted for subsequent changes in estimated forfeitures. The weighted average grant date fair value of options granted for the three month periods ended March 31, 2013 and 2012 were $9.53 and $6.25, respectively, based on the following assumptions used in a Black-Scholes Merton model.

	For three months ended March 31,
	2013	2012
Weighted average grant date fair value per share of options granted	$9.53	$6.25
Significant weighted average assumptions used in calculating fair value:
Expected term	6.32 years	6.49 years
Expected annual volatility	60%	58%
Expected annual dividend yield	N/A	N/A
Risk-free interest rate	1.38%	1.40%

A summary of outstanding stock options follows:

			Weighted
		Weighted	Average
		Average	Remaining	Exercise	Aggregate
		Exercise	Contractual	Price	Intrinsic
	Shares	Price	Term	Range	Value ($000)

Outstanding at January 1, 2013	248,822	$29.40	7 years	$9.97-$103.10	$492

Granted	114,234	$16.80
Exercised	—
Expired or Forfeited	(8,346)	$63.32

Outstanding at March 31, 2013	354,710	$24.55	8 years	$9.97-$103.10	$1,089
Fully vested and exercisable at March 31, 2013	116,508	$45.76	5 years	$9.97-$103.10	$195
Options expected to vest at March 31, 2013	238,202	$14.17	9 years	$9.97-$23.95	$895

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of March 31, 2013. There were no options exercised during the three month periods ended March 31, 2013 and 2012.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in each component of accumulated other comprehensive income were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive Income

Balance at December 31, 2011	$2,369	$(899)	$1,470
Net unrealized losses on securities available for sale, net of tax, $695	999	—	999
Reclassification adjustment for gains on securities, net of tax, $4	5	—	5
Net losses arising during the period, net of tax $51	—	74	74
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost, net of tax $(51)	—	(74)	(74)
Balance at March 31, 2012	$3,373	$(899)	$2,474

Balance at December 31, 2012	$3,287	$(1,621)	$1,666
Net unrealized losses on securities available for sale, net of tax, $265	(382)	—	(382)
Reclassification adjustment for gains on securities, net of tax, $223	(320)	—	(320)
Net losses arising during the period, net of tax $69	—	99	99
Reclassification adjustment for amortization of prior service cost and net gain included in net periodic pension cost, net of tax $30	—	44	44
Balance at March 31, 2013	$2,585	$(1,478)	$1,107

Reclassification Out of Accumulated Other Comprehensive Income

Changes in each component of accumulated other comprehensive income were as follows (in thousands):

As March 31, 2013
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Gains on investment securities	$543	Gain (loss) on sales or calls of securities, net
Amortization of prior service cost and net gain included in net periodic pension cost	(74)	Salaries and employee benefits
	469	Total before tax
	(193)	Provision for income taxes
	$276	Net of tax

As March 31, 2012
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Loss on investment securities	$(9)	Gain (loss) on sales or calls of securities, net
Amortization of prior service cost and net gain included in net periodic pension cost	(125)	Salaries and employee benefits
	(134)	Total before tax
	55	Provision for income taxes
	$(79)	Net of tax

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. Stock options for 214,302 and 254,785 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2013 and 2011 respectively, because they were anti-dilutive.

	March 31,
	2013	2012
Calculation of basic earnings per share:
Numerator - net income	$1,261	$480
Denominator -
Weighted average common shares outstanding	6,835	6,834
Basic earnings per share	$0.18	$0.07

Calculation of diluted earnings per share:
Numerator - net income	$1,261	$480
Denominator -
Weighted average common shares outstanding	6,835	6,834
Dilutive effect of outstanding options	10	—
Weighted average common shares outstanding and common stock equivalents	6,845	6,834
Diluted earnings per share	$0.18	$0.07
18

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position, results of its operations or its cash flows.

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $4,936,000 and $4,713,000 at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, commercial and consumer lines of credit and real estate loans of approximately $44,364,000 and $30,304,000, respectively, were undisbursed. At December 31, 2012, commercial and consumer lines of credit and real estate loans of approximately $47,350,000 and $31,925,000, respectively, were undisbursed.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to real estate projects and inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Most of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2013 and December 31, 2012. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. At March 31, 2013, the Company had a reserve for unfunded commitments of $143,000.

A large portion of the loan portfolio of the Company is collateralized by real estate. At March 31, 2013, real estate served as the principal source of collateral with respect to approximately 80% of the Company’s loan portfolio. At March 31, 2013, real estate construction loans totaled $21,438,000, or 4% of the total loan portfolio, commercial loans secured by real estate totaled $297,516,000, or 61% of the total loan portfolio, and real estate mortgage loans totaled $70,514,000, or 15% of the total loan portfolio. See the discussion under “Loan Portfolio” starting on page 31. A further decline in the state and national economy, in general, combined with further deterioration in real estate values in the Company’s primary operating market areas, would have an adverse effect on the value of real estate as well as other collateral securing loans, plus the ability of certain borrowers to repay their outstanding loans and the overall demand for new loans, and this could have a material impact on the Company’s financial position, results of operations or its cash flows.

North Valley Bank has not received a final report of examination for a compliance examination of the Bank conducted by the Federal Reserve Bank of San Francisco in 2010 and the Bank has established a reserve for the anticipated settlement of criticisms expected to be contained in the report, when received. At March 31, 2013 and December 31, 2012, the reserves for this anticipated settlement totaled $1,200,000 and $700,000, respectively. Based on recent discussions with and additional information received from the Federal Reserve Bank of San Francisco, North Valley Bank expects to receive the final 2010 report of examination during 2013.

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
19

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents assets measured at fair value on a recurring basis (in thousands).

	As of March 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$24,707	$—	$24,707	$—
Obligations of state and political subdivisions	8,632	—	8,632	—
Government sponsored agency mortgage-backed securities	242,416	—	242,416	—
Corporate debt securities	4,875	—	4,875	—
Equity securities	3,091	—	3,091	—
	$283,721	$—	$283,721	$—

	At December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$21,118	$—	$21,118	$—
Obligations of state and political subdivisions	11,197	—	11,197	—
Government sponsored agency mortgage-backed securities	245,631	—	245,631	—
Corporate debt securities	4,756	—	4,756	—
Equity securities	3,113	—	3,113	—
	$285,815	$—	$285,815	$—

Fair values for available-for-sale investment securities are based on quoted market prices for similar securities at March 31, 2013 and December 31, 2012. During the quarter ended March 31, 2013, there were no transfers between Levels 1 and 2.

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

					Total Losses
	As of March 31, 2013				For three months ended March 31,
	Fair Value	Level 1	Level 2	Level 3	2013	2012
Impaired loans:
Commercial	$226	$—	$—	$226	$287	$199
Real estate - commercial	1,067	—	—	1,067	437	179
Real estate - construction	450	—	—	450	357	211
Real estate - mortgage	164	—	—	164	86	9
Real estate - other	—	—	—	—	—	34
OREO:
Real estate - commercial	3,192	—	—	3,192	215	275
Real estate - construction	138	—	—	138	46	46
Real estate - mortgage	—	—	—	—	—	75
Total assets measured at fair value on a nonrecurring basis	$5,237	$—	$—	$5,237	$1,428	$1,028

	As of December 31, 2012
	Fair Value	Level 1	Level 2	Level 3

Impaired loans:
Commercial	$585	$—	$—	$585
Real estate - commercial	2,222	—	—	2,222
Real estate - construction	143	—	—	143
Real estate - mortgage	464	—	—	464
Installment	75	—	—	75
Other	25	—	—	25
OREO:
Real estate - construction	7,360	—	—	7,360
Real estate - mortgage	184	—	—	184
Total assets measured at fair value on a nonrecurring basis	$11,058	$—	$—	$11,058

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis (in thousands): There were no adjustments for Commercial and Other impaired loans.

As of March 31, 2013

				Range (Weighted
	Fair Value	Valuation Techniques	Unobservable Inputs	Average)
Impaired loans:
Real estate - commercial	$1,067	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
Real estate - construction	$450	Comparable sales approach	Discount adjustment for differences between comparable sales	2% to 3% (3%)
Real estate - mortgage	$164	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
OREO:
Real estate - commercial	$3,192	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
Real estate - construction	$138	Comparable sales approach	Discount adjustment for differences between comparable sales	0% to 6% (6%)

As of December 31, 2012

				Range (Weighted
	Fair Value	Valuation Techniques	Unobservable Inputs	Average)
Impaired loans:
Real estate - commercial	$2,222	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
Real estate - construction	$143	Comparable sales approach	Discount adjustment for differences between comparable sales	2% to 3% (3%)
Real estate - mortgage	$464	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
OREO:
Real estate - construction	$7,360	Comparable sales approach	Discount adjustment for differences between comparable sales	0% to 6% (6%)
Real estate - mortgage	$184	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)

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

The following assumptions were used as of March 31, 2013 and December 31, 2012 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

a)	Cash and Due From Banks - The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

b)	Federal Funds Sold - The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

c)	Time Deposits at Other Financial Institutions - The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 2 .

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

		Fair Value Measurements at
		March 31, 2013, Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$15,890	$15,890	$—	$—	$15,890
Federal funds sold	35,925	35,925	—	—	35,925
Time deposits at other financial institutions	2,219	—	2,219	—	2,219
FHLB, FRB and other securities	8,313	—	—	—	N/A
Securities:
Available-for-sale	283,721	—	283,721	—	283,721
Held-to-maturity	6	—	6	—	6
Loans	478,955	—	—	495,150	495,150
Accrued interest receivable	2,182	—	730	1,452	2,182

FINANCIAL LIABILITIES
Deposits:
Nonmaturity deposits	$613,435	$613,435	$—	$—	$613,435
Time deposits	162,485	—	162,833	—	162,833
Subordinated debentures	21,651	—	—	8,720	8,720
Accrued interest payable	121	4	39	78	121
23

		Fair Value Measurements at
		December 31, 2012, Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$22,654	$22,654	$—	$—	$22,654
Federal funds sold	15,865	15,865	—	—	15,865
Time deposits at other financial institutions	2,219	—	2,219	—	2,219
FHLB, FRB and other securities	8,313	—	—	—	N/A
Securities:
Available-for-sale	285,815	—	285,815	—	285,815
Held-to-maturity	6	—	6	—	6
Loans	481,753	—	—	500,689	500,689
Accrued interest receivable	2,217	—	767	1,450	2,217

FINANCIAL LIABILITIES
Deposits:
Nonmaturity deposits	$596,204	$596,204	$—	$—	$596,204
Time deposits	172,376	—	172,805	—	172,805
Subordinated debentures	21,651	—	—	9,018	9,018
Accrued interest payable	136	2	54	80	136

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

Other Real Estate Owned (“OREO”). OREO represents properties acquired through foreclosure or physical possession. Write-downs to fair value at the time of transfer to OREO are charged to allowance for loan losses. Subsequent to foreclosure, management periodically evaluate the value of OREO held for sale and record a valuation allowance for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. The reported value of OREO is based on our assessment of information available to us at the end of a reporting period and depends upon a number of factors, including our historical experience, economic conditions, and issues specific to individual properties. Management’s evaluation of these factors involves subjective estimates and judgments that may change.

Share Based Compensation. At March 31, 2013, the Company had two stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan, which are described more fully in Note 9 to the Notes to Condensed Consolidated Financial Statements. Compensation cost is recognized on all share-based payments over the requisite service periods of the awards based on the grant-date fair value of the options determined using the Black-Scholes-Merton based option valuation model. Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. For further information on the computation of the fair value of share-based payments, see Note 9 to the Notes to Condensed Consolidated Financial Statements in Item I above.

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

The Company applies the asset and liability method to account for income taxes. Deferred tax assets and liabilities are calculated by applying applicable tax laws to the differences between the financial statement basis and the tax basis of assets and liabilities. The effect on deferred taxes of changes in tax laws and rates is recognized in operations in the period that includes the enactment date. On the consolidated balance sheet, net deferred tax assets are included in other assets.

The Company accounts for uncertainty in income taxes by recording only tax positions that met the more likely than not recognition threshold, that the tax position would be sustained in a tax examination with the assumption that the examination will occur .

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

Business Organization

North Valley Bancorp (the “Company”) is a California corporation and a bank holding company for North Valley Bank, a California state-chartered, Federal Reserve member bank (“NVB”). NVB operates out of its main office located at 300 Park Marina Circle, Redding, California 96001, with twenty-two branches, including two supermarket branches in eight counties in Northern California. The Company views its service area as having four distinct markets: the Redding market, the Coastal market, the I-80 Corridor market and the Santa Rosa market.

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

Overview

Financial Results

(in thousands except per share amounts)	Three months ended March 31,
	2013	2012
Net interest income	$7,436	$7,392
Provision for loan losses	—	400
Noninterest income	4,329	3,259
Noninterest expense	9,888	9,656
Provision for income taxes	616	115
Net income	$1,261	$480

Per Share Amounts
Basic and Diluted Income Per Share	$0.18	$0.07

Annualized Return on Average Assets	0.57%	0.21%
Annualized Return on Average Equity	5.30%	2.12%

The Company had net income of $1,261,000 for the three months ended March 31, 2013, compared to $480,000 for the three months ended March 31, 2012. The increase in net income for three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily attributed to an increase in gains on sale of loans, an increase in gains on sale of securities and a decrease in the provision for loan losses. The Company did not record a provision for loan losses for the quarter ended March 31, 2013 compared to a provision for loan losses of $400,000 for the quarter ended March 31, 2012 . Net interest income increased $44,000 for the three months ended March 31, 2013, compared to the same period in 2012. Noninterest income increased $1,070,000 for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to the recording of gains on sale of real estate loans and gains on sale of securities. Noninterest expense increased $232,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due primarily to the recording of a $500,000 additional reserve for expenses expected to be incurred during 2013 in connection with the anticipated settlement of a compliance exam conducted by the Federal Reserve Bank of San Francisco in 2010.

Results of Operation

Net Interest Income and Net Interest Margin (fully taxable equivalent basis)

Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $55,000 and $74,000 in taxable-equivalent interest income on tax-free investments for the three month periods ended March 31, 2013 and 2012, respectively.

Net interest income for the three months ended March 31, 2013 was $7,491,000, a $25,000, or 0.3%, increase from net interest income of $7,466,000 for the same period in 2012. Interest income decreased $760,000, or 8.8%, to $7,923,000 for the three month period ended March 31, 2013 compared to the same period in 2012, due primarily to both a decrease in rates earned on loans and securities and a decrease in average securities which was partially offset by an increase in average loan balances. The Company had foregone interest income for the loans placed on nonaccrual status of $85,000 during the three months ended March 31, 2013 compared to $155,000 for the same period in 2012. The average loans outstanding during the three months ended March 31, 2013 increased $32,936,000, or 7.3%, to $484,415,000 compared to the same period in 2012. This higher loan volume increased interest income by $473,000. The average yield earned on the loan portfolio decreased 42 basis points to 5.33% for the three months ended March 31, 2013. This decrease in yield decreased interest income for the three months ended March 31, 2013 by $577,000. The total decrease to interest income from the loan portfolio was $104,000 for the three months ended March 31, 2013. The average balance of the investment portfolio decreased $49,428,000, or 15.0%, which accounted for a $341,000 decrease in interest income and a decrease in average yield of the investment portfolio of 43 basis points reduced interest income by $306,000.

Interest expense for the three months ended March 31, 2013 compared to the same period in 2012, decreased $785,000, or 64.5%, to $432,000. The decrease was primarily related to the average rates paid on time deposits which decreased 52 basis points to 0.50% and reduced interest expense by $220,000 along with a decrease in average time deposits of $46,702,000 which reduced interest expense by $119,000 for the period ended March 31, 2013 The average rate paid on other borrowed funds decreased 357 basis points to 2.49% for the period ended March 31, 2013 compared to 6.06% for the same period in 2012, resulting in a decrease to interest expense of $194,000 along with a decrease in average other borrowed funds of $10,310,000 which reduced interest expense by $156,000.

The net interest margin for the three months ended March 31, 2013 increased 20 basis points to 3.81% from 3.61% for the same period in 2012 and a 12 basis point decrease from the 3.93% net interest margin for the linked quarter ended December 31, 2012.

The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates

(Dollars in thousands)

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$33,113	0.23%	$19	$48,950	0.23%	$28
Investment securities:
Taxable	270,493	2.06%	1,376	316,776	2.49%	1,967
Tax exempt (1)	9,840	6.68%	162	12,985	6.73%	218
Total investments	280,333	2.23%	1,538	329,761	2.66%	2,185
Loans (2)(3)	484,415	5.33%	6,366	451,479	5.75%	6,470
Total earning assets	797,861	4.03%	7,923	830,190	4.20%	8,683

Nonearning assets	109,804			98,614
Allowance for loan losses	(10,487)			(12,628)
Total nonearning assets	99,317			85,986

Total assets	$897,178			$916,176

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Transaction accounts	$188,138	0.04%	$18	$175,999	0.11%	$47
Savings and money market	238,785	0.13%	78	219,729	0.26%	145
Time certificates	166,198	0.50%	203	212,900	1.02%	542
Other borrowed funds	21,651	2.49%	133	31,961	6.06%	483
Total interest bearing liabilities	614,772	0.28%	432	640,589	0.76%	1,217
Demand deposits	169,080			158,384
Other liabilities	16,843			26,478
Total liabilities	800,695			825,451
Stockholders’ equity	96,483			90,725
Total liabilities and stockholders’ equity	$897,178			$916,176
Net interest income			$7,491			$7,466
Net interest spread		3.75%			3.44%
Net interest margin		3.81%			3.61%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.

(2)	Loans on nonaccrual status have been included in the computations of averages balances.

(3)	Includes loan fees of $118 and $38 for the three months ended March 31, 2013 and 2012, respectively.
28

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate

(Dollars in thousands)

	Three months ended March 31, 2013
	compared with
	Three months ended March 31, 2012
			Total
	Average	Average	Increase
	Volume	Yield/Rate	(Decrease)
Interest Income
Interest on Federal funds sold	$(9)	$—	$(9)
Interest on investments:
Taxable securities	(288)	(303)	(591)
Tax exempt securities (1)	(53)	(3)	(56)
Total investments	(341)	(306)	(647)
Interest on loans	473	(577)	(104)
Total interest income	123	(883)	(760)

Interest Expense
Transaction accounts	$3	$(32)	$(29)
Savings and money market	12	(79)	(67)
Time deposits	(119)	(220)	(339)
Other borrowed funds	(156)	(194)	(350)
Total interest expense	(260)	(525)	(785)

Total change in net interest income	$383	$(358)	$25

(1)	Taxable equivalent.

Provision for Loan Losses

The provision for loan losses reflects changes in the credit quality of the entire loan portfolio. The provision for loan losses is recorded to bring the allowance for loan losses to a level considered appropriate by management based on factors which are discussed under “Allowance for Loan Losses” starting on page 37.

The Company did not record a provision for loan losses for the quarter ended March 31, 2013 compared to a provision for loan losses of $400,000 for the quarter ended March 31, 2012. The process for determining allowance adequacy and the resultant provision for loan losses includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic environment and activity. The decision to not record a provision for the three months ended March 31, 2013 reflects management’s assessment of the overall adequacy of the allowance for loan losses including the consideration of the level of nonperforming loans and the overall effect of a sluggish economy, particularly in real estate. Management believes that the current level of allowance for loan losses as of March 31, 2013 of $9,651,000, or 1.98% of total loans, is adequate at this time. The allowance for loan losses was $10,458,000, or 2.12% of total loans, at December 31, 2012. For further information regarding our allowance for loan losses, see “Allowance for Loan Losses” starting on page 37.

Noninterest Income

The following table is a summary of the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended March 31,
	2013	2012
Service charges on deposit accounts	$952	$1,052
Other fees and charges	1,120	1,197
Gain on sale of loans	925	405
Gain (loss) on sales or calls of securities, net	543	(9)
Increase in cash value of life insurance	463	324
Other	326	290
Total	$4,329	$3,259

Noninterest income for the quarter ended March 31, 2013 increased $1,070,000, or 32.8%, to $4,329,000 compared to $3,259,000 for the same period in 2012. Service charges on deposits decreased by $100,000 to $952,000 for the first quarter of 2013 compared to $1,052,000 for the same period in 2012. The Company had a $925,000 gain on sale of loans for the quarter ended March 31, 2013, an increase of $520,000 compared to $405,000 for the same period in 2012 due primarily to a gain on sale of mortgage loans. Of the $925,000 gain on sale of loans for the first quarter of 2013, the sale of mortgage loans was $757,000 and the sale of SBA loans was $168,000 compared to the sale of mortgage loans of $361,000 and the sale of SBA loans of $43,000 for the first quarter of 2012. The Company had a $543,000 gain on sale of securities for the three months ended March 31, 2013, an increase of $552,000 compared to a loss on sale of securities of $9,000 for the same period in 2012.

Noninterest Expense

The following table is a summary of the Company’s noninterest expense for the periods indicated (in thousands):

	Three months ended March 31,
	2013	2012
Salaries and employee benefits	$5,162	$5,057
Data processing	661	617
Occupancy expense	633	640
Other real estate owned expense	376	634
Loan expense	305	128
Professional services	269	287
Furniture and equipment expense	220	245
FDIC and state assessments	218	313
Director expense	193	138
Marketing expense	150	195
ATM and on-line banking	139	250
Printing and supplies	127	124
Postage	122	121
Operations expense	116	117
Messenger	106	113
Amortization of intangibles	36	36
Other	1,055	641
Total	$9,888	$9,656

Noninterest expense increased $232,000, or 2.4%, to $9,888,000 for the first quarter of 2013 from $9,656,000 for the first quarter in 2012. Salaries and employee benefits increased $105,000, for the first quarter of 2013 compared to the first quarter of 2012 due primarily to incentive compensation for production personnel. OREO expense decreased $258,000 to $376,000, for the first quarter of 2013 compared to $634,000 for the same period in 2012, and FDIC and state assessments decreased $95,000 to $218,000 for the first quarter of 2013, compared to $313,000 for the same period in 2012. All other expenses increased $480,000 to $4,132,000 for the first quarter 2013 compared to $3,652,000 for the same period in 2012 due to the recording of a $500,000 additional reserve for expenses expected to be incurred during 2013, as a result of recent discussions and additional information received from the Federal Reserve Bank of San Francisco, in connection with the anticipated settlement of a compliance exam conducted in 2010. North Valley Bank expects to receive the final report of examination during 2013 based on recent discussions with the Federal Reserve Bank of San Francisco.

Income Taxes

The Company recorded a provision for income taxes for the quarter ended March 31, 2013 of $616,000, resulting in an effective tax rate of 32.8%, compared to a provision for income taxes of $115,000, or an effective tax rate of 19.3%, for the quarter ended March 31, 2012. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated “Enterprise Zones”.

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

The deferred tax assets will continue to be analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly. At March 31, 2013 and December 31, 2013, there was no valuation allowance recorded against deferred tax assets.

Financial Condition as of March 31, 2013 As Compared to December 31, 2012

Overview

Total assets at March 31, 2013 increased $8,391,000, or 1.0%, to $910,734,000, compared to $902,343,000 at December 31, 2012. Loans, net of deferred loan fees, decreased $3,605,000, or 0.7%, to $488,606,000 at March 31, 2013 from $492,211,000 at December 31, 2012. Investment securities decreased $2,094,000, or 0.8%, to $283,721,000 at March 31, 2013 from $285,815,000 at December 31, 2012, and Federal funds sold increased to $35,925,000 at March 31, 2013 from $15,865,000 at December 31, 2012.

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

Loans, the Company’s major component of earning assets, decreased $3,605,000 during the first three months of 2013 to $488,606,000 at March 31, 2013 from $492,211,000 at December 31, 2012. Commercial loans increased by $2,222,000 and real estate commercial loans increased by $1,886,000 while real estate construction loans decreased by $1,565,000, real estate mortgage loans decreased by $3,839,000 and other loans, primarily home equity loans, decreased $1,479,000. The remaining loan categories remained relatively unchanged from their December 31, 2012 balances.

The Company’s average loan to deposit ratio was 63.6% for the quarter ended March 31, 2013 compared to 62.9% for the quarter ended December 31, 2012. The increase in the Company’s average loan to deposit ratio is driven by the increase in total average loans of $32,936,000.

Major classifications of loans are summarized as follows (in thousands):

	March 31,	December 31,
	2013	2012
Commercial	$48,300	$46,078
Real estate - commercial	297,516	295,630
Real estate - construction	21,438	23,003
Real estate - mortgage	70,514	74,353
Installment	6,012	6,689
Other	44,462	45,941
Gross loans	488,242	491,694
Deferred loan fees, net	364	517
Allowance for loan losses	(9,651)	(10,458)
Total loans, net	$478,955	$481,753

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

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated (in thousands):

	As of March 31, 2013			As of December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no allocated allowance
Commercial	$50	$50	$—	$585	$586	$—
Real estate - commercial	5,695	5,947	—	2,778	2,974	—
Real estate - construction	1,186	1,249	—	1,210	1,273	—
Real estate - mortgage	1,231	1,256	—	684	736	—
Installment	121	136	—	122	138	—
Other	155	165	—	111	120	—
Subtotal	8,438	8,803	—	5,490	5,827	—

With allocated allowance
Commercial	513	519	287	—	—	—
Real estate - commercial	—	—	—	184	217	171
Real estate - construction	—	—	—	161	161	18
Subtotal	513	519	287	345	378	189
Total Impaired Loans	$8,951	$9,322	$287	$5,835	$6,205	$189
32

The following table presents the average balance related to impaired loans for the period indicated (in thousands):

	Three Months ended March 31,
	2013		2012
	Average Book	Interest Income	Average Book	Interest Income
	Balance	Recognized	Balance	Recognized

Commercial	$571	$—	$1,202	$—
Real estate - commercial	5,540	21	4,564	—
Real estate - construction	916	7	8,867	—
Real estate - mortgage	819	10	921	—
Installment	96	1	166	—
Other	158	—	138	—
Total	$8,100	$39	$15,858	$—

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

Nonperforming assets are summarized as follows (in thousands):

	March 31,	December 31,
	2012	2012
Nonaccrual loans	$6,449	$5,835
Loans past due 90 days or more and still accruing interest	—	—
Total nonperforming loans	6,449	5,835
Other real estate owned	21,365	22,423
Total nonperforming assets	$27,814	$28,258

Nonaccrual loans to total gross loans	1.32%	1.19%
Nonperforming loans to total gross loans	1.32%	1.19%
Total nonperforming assets to total assets	3.05%	3.13%

At March 31, 2013 and December 31, 2012, the recorded investment in nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) was approximately $6,449,000 and $5,835,000, respectively. The Company had $287,000 of specific allowance for loan losses on impaired loans of $513,000 at March 31, 2013 as compared to $189,000 of specific allowance for loan losses on impaired loans of $345,000 at December 31, 2012. Nonperforming assets (nonperforming loans and OREO) totaled $27,814,000 at March 31, 2013, a decrease of $444,000 from the total at December 31, 2012.

If interest on nonaccrual loans had been accrued, such income would have approximated $85,000 and $155,000, respectively for the three month periods ended March 31, 2013 and 2012.

At March 31, 2013 there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

The composition of nonaccrual loans as of March 31, 2013, December 31, 2012, September 30, 2012 and June 30, 2012 was as follows (in thousands):

	March		December		September		June
	2013		2012		2012		2012
		% of		% of		% of		% of
	Amount	total	Amount	total	Amount	total	Amount	total
Commercial	$563	8.7%	$585	10.0%	$800	6.9%	$1,113	6.7%
Real estate - commercial	4,355	67.5%	2,962	50.8%	7,663	66.2%	5,945	35.8%
Real estate - construction	770	11.9%	1,371	23.5%	1,760	15.2%	8,381	50.4%
Real estate - mortgage	513	8.0%	684	11.7%	966	8.3%	941	5.7%
Installment	93	1.4%	122	2.1%	109	0.9%	136	0.8%
Other	155	2.4%	111	1.9%	275	2.4%	111	0.7%
Total nonaccrual loans	$6,449	100.0%	$5,835	100.0%	$11,573	100.0%	$16,627	100.0%

At March 31, 2013, nonaccrual real-estate-construction loans totaled $770,000, or 11.9%, of the nonaccrual loans. There are three loans that make up the balance. Charge-offs of $357,000 have been taken on these loans and no specific reserves established for these loans as of March 31, 2013. There was one commercial land loan totaling $125,000. Charge-offs of $71,000 have been taken on this loan and no specific reserve has been established. The remaining two loans were residential construction loans totaling $645,000. Charge-offs of $286,000 have been taken on these loans and no specific reserves have been established.

At March 31, 2013, there were eleven real-estate-commercial loans totaling $4,355,000, or 67.5%, of the nonperforming loans. The largest real estate-commercial loan is for a commercial real estate property located in Sacramento County for $1,231,000. Charge-offs of $720,000 have been taken on this loan and no specific reserve has been established for this loan. The remaining ten real estate-commercial loans total $3,124,000 (approximate average loan balance of $312,000). Charge-offs of $1,008,000 have been taken on these loans and no specific reserves have been established for these loans.

At March 31, 2013, net carrying value of other real estate owned decreased $1,058,000 to $21,365,000 from $22,423,000 at December 31, 2012. During the three month period ending March 31, 2013, the Company transferred three properties into OREO totaling $602,000, sold three properties totaling $1,426,000, had write-downs of OREO of $261,000, and recorded gain on sale of OREO of $27,000. As part of the financial close process, valuations of OREO are performed by management and write-downs are recorded as warranted. At March 31, 2013, OREO was comprised of twenty-three properties which consisted of the following: four residential construction properties totaling $3,225,000, eleven residential land parcels totaling $12,683,000, one commercial land parcel for $382,000, two non-farm non-residential properties totaling $3,192,000 and five residential properties totaling $1,883,000.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of March 31, 2013
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$47,737	$—	$—	$563	$48,300
Real estate - commercial	293,075	86	—	4,355	297,516
Real estate - construction	20,668	—	—	770	21,438
Real estate - mortgage	69,979	22	—	513	70,514
Installment	5,894	25	—	93	6,012
Other	44,134	173	—	155	44,462
Total	$481,487	$306	$—	$6,449	$488,242

	As of December 31, 2012
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$45,473	$20	$—	$585	$46,078
Real estate - commercial	292,505	163	—	2,962	295,630
Real estate - construction	21,436	196	—	1,371	23,003
Real estate - mortgage	72,907	762	—	684	74,353
Installment	6,529	38	—	122	6,689
Other	45,581	249	—	111	45,941
Total	$484,431	$1,428	$—	$5,835	$491,694

 A troubled debt restructuring (“TDR”) is a formal modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. At March 31, 2013, there were no specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. There are no commitments to lend additional amounts at March 31, 2013 to customers with outstanding loans that are classified as troubled debt restructurings. There were no TDR’s that subsequently defaulted during the twelve months following the modification of terms. The following table shows information related to troubled debt restructurings as of March 31, 2013 (dollars in thousands):

	Accruing TDRs			Non Accruing TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	—	$—	$—	2	$563	$563
Real estate-commercial	5	$1,340	$1,340	1	$303	$303
Real estate - construction	2	$416	$416	1	$320	$320
Real estate-mortgage	2	$718	$718	1	$202	$202
Installment	1	$28	$28	3	$92	$92
Other	—	$—	$—	1	$24	$24

The following table present loans that were modified and recorded as TDR’s for the three months ended March 31, 2013. There were no loans modified or recorded as TDR’s for the three months ended March 31, 2012.

	Three Months ended March 31, 2013
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial	1	$50	$50
Real estate-commercial	1	$303	$303
Real estate-mortgage	1	$202	$202
35

The following table shows the post-modification recorded investment by class for TDR’s restructured during the three months ended March 31, 2013 by the primary type of concession granted. There were no loans modified or recorded as TDR’s for the three months ended March 31, 2012.

				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extention	Extention	Total
Commercial	1	$—	$50	$—	$50
Real estate-commercial	1	$—	$—	$303	$303
Real estate-mortgage	1	$202	$—	$—	$202

The following table shows information related to troubled debt restructurings as of December 31, 2012 (dollars in thousands):

	Accruing TDRs			Non Accruing TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	—	$—	$—	1	$529	$529
Real estate - commercial	5	$1,350	$1,350	—	$—	$—
Real estate - construction	1	$343	$343	2	$398	$398
Real estate - mortgage	2	$721	$721	—	$—	$—
Installment	—	$—	$—	4	$120	$120
Other	—	$—	$—	1	$25	$25

A summary of TDR’s by type of loans and by accrual/nonaccrual status as of December 31, 2012 is shown below (in thousands):

	Accruing TDRs			Non Accruing TDRs
	Rate			Rate
	Reduction			Reduction
	and			and
	Maturity	Maturity		Maturity	Maturity
	Extention	Extention	Total	Extention	Extention	Total
Commercial	$—	$—	$—	$529	$—	$529
Real estate - commercial	$273	$—	$273	$—	$—	$—
Real estate - construction	$—	$—	$—	$—	$327	$327
Real estate - mortgage	$—	$423	$423	$—	$—	$—
Installment	$—	$—	$—	$120	$—	$120
Other	$—	$—	$—	$25	$—	$25

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

Allowance for Loan Losses

The following table shows the changes in the allowance for loan losses were as follows (in thousands):

	For the three months ended March 31, 2013
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2012	$843	$6,295	$690	$982	$98	$721	$829	$10,458
Charge-offs	(83)	(437)	(369)	(156)	(11)	—		(1,056)
Recoveries	242	—	2	—	5	—		249
Provisions for loan losses	168	(138)	272	112	(5)	(45)	(364)	—
Balance March 31, 2013	$1,170	$5,720	$595	$938	$87	$676	$465	$9,651

	As of March 31, 2013
Reserve to impaired loans	$287	$—	$—	$—	$—	$—	$—	$287
Reserve to non-impaired loans	$883	$5,720	$595	$938	$87	$676	$465	$9,364

	For the three months ended March 31, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2011	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656
Charge-offs	(120)	(439)	(204)	—	(97)	(25)		(885)
Recoveries	12	61	—	—	24	6		103
Provisions for loan losses	151	(303)	515	110	42	94	(209)	400
Balance March 31, 2012	$1,376	$6,847	$1,350	$1,045	$154	$811	$691	$12,274

	As of March 31, 2012
Reserve to impaired loans	$371	$2	$520	$47	$—	$34		$974
Reserve to non-impaired loans	$1,005	$6,845	$830	$998	$154	$777	$691	$11,300

	As of December 31, 2012
Reserve to impaired loans	$—	$171	$18	$—	$—	$—		$189
Reserve to non-impaired loans	$843	$6,124	$672	$982	$98	$721	$829	$10,269

The following table shows the loan portfolio by segment as follows (in thousands):

	As of March 31, 2013
		Real Estate	Real Estate	Real Estate
Loans	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total

Total Loans	$48,300	$297,516	$21,438	$70,514	$6,012	$44,462	$488,242
Impaired Loans	$563	$5,695	$1,186	$1,231	$121	$155	$8,951
Non-impaired loans	$47,737	$291,821	$20,252	$69,283	$5,891	$44,307	$479,291

	As of December 31, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total

Total Loans	$46,078	$295,630	$23,003	$74,353	$6,689	$45,941	$491,694
Impaired Loans	$585	$2,962	$1,371	$684	$122	$111	$5,835
Non-impaired loans	$45,493	$292,668	$21,632	$73,669	$6,567	$45,830	$485,859

The following table shows the loan portfolio allocated by management’s internal risk ratings (in thousands):

	As of March 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$45,850	$989	$1,461	$—	$48,300
Real estate - commercial	280,970	2,815	13,731	—	297,516
Real estate - construction	20,619	—	819	—	21,438
Real estate - mortgage	69,437	—	1,077	—	70,514
Installment	5,886	—	126	—	6,012
Other	44,177	—	285	—	44,462
Total	$466,939	$3,804	$17,499	$—	$488,242

	As of December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$44,486	$129	$1,463	$—	$46,078
Real estate - commercial	278,834	—	16,796	—	295,630
Real estate - construction	21,386	—	1,617	—	23,003
Real estate - mortgage	71,973	—	2,380	—	74,353
Installment	6,562	—	127	—	6,689
Other	45,658	—	283	—	45,941
Total	$468,899	$129	$22,666	$—	$491,694

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the probable incurred losses in the loan portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan loss experience, and the Company’s underwriting policies. The Company utilizes a twelve rolling quarter look-back period to calculate its historical loss factors. For the period ended March 31, 2013, the loss look back period began in the first quarter of 2010 and ended with the most recent quarter. The allowance for loan losses is maintained at an amount management considers adequate to cover the probable incurred losses in loans receivable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. The Company also engages a third party credit review consultant to analyze the Company’s loan loss adequacy periodically. In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

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

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet and was $143,000 for the periods ended March 31, 2013 and December 31, 2012, respectively.

Deposits

Total deposits increased $7,340,000 to $775,920,000 at March 31, 2013 compared to $768,580,000 at December 31, 2012. During the three months ended March 31, 2013, savings and money market deposits increased $12,060,000 and interest-bearing demand deposits increased $8,531,000, while noninterest-bearing demand deposits decreased $3,360,000 and certificates of deposit decreased $9,891,000. There were no changes in the deposit products or deposit promotions offered by the Company during the three months ended March 31, 2013.

	March 31,	December 31,
	2013	2012
Noninterest-bearing demand	$174,495	$177,855
Interest-bearing demand	193,846	185,315
Savings and money market	245,094	233,034
Time certificates	162,485	172,376
Total deposits	$775,920	$768,580

Capital Resources

The Company maintains capital to support future growth and maintain financial strength while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity increased $785,000 to $96,946,000 as of March 31, 2013, as compared to $96,161,000 at December 31, 2012. The increase was the result of net income of $1,261,000, a change in accumulated other comprehensive loss of $559,000 and stock based compensation expense of $83,000, all during the first three months of 2013. Under current regulations, management believes that the Company meets all capital adequacy requirements.

The Company’s and North Valley Bank’s capital amounts and risk-based capital ratios are presented below (in thousands).

					To be Well Capitalized
			For Capital		Under Prompt Corrective
			Adequacy Purposes		Action Provisions
	Actual		Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
As of March 31, 2013
Total capital (to risk weighted assets)	$115,023	18.62%	$49,419	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$107,233	17.35%	$24,722	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$107,233	12.08%	$35,508	4.00%	N/A	N/A

As of December 31, 2012:
Total capital (to risk weighted assets)	$113,028	18.28%	$49,465	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$105,211	17.01%	$24,741	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$105,211	11.77%	$35,756	4.00%	N/A	N/A

North Valley Bank
As of March 31, 2013:
Total capital (to risk weighted assets)	$115,381	18.68%	$49,414	8.00%	$61,767	10.00%
Tier 1 capital (to risk weighted assets)	$107,595	17.42%	$24,706	4.00%	$37,059	6.00%
Tier 1 capital (to average assets)	$107,595	12.12%	$35,510	4.00%	$44,387	5.00%

As of December 31, 2012:
Total capital (to risk weighted assets)	$112,938	18.26%	$49,480	8.00%	$61,850	10.00%
Tier 1 capital (to risk weighted assets)	$105,122	17.00%	$24,735	4.00%	$37,102	6.00%
Tier 1 capital (to average assets)	$105,122	11.76%	$35,756	4.00%	$44,695	5.00%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. As of March 31, 2013, $21,651,000 was outstanding in the form of subordinated debt issued by the Company. Unused lines of credit with correspondent banks to provide federal funds of $10,000,000 as of March 31, 2013 were also available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank providing additional unused borrowing capacity of $272,984,000 secured by certain loans and investment securities as of March 31, 2013. The Company also has an unused line of credit with the Federal Reserve Bank of San Francisco of $3,068,000 secured by investment securities.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, Federal funds sold and available for sale investment securities) totaled $335,536,000 and $324,334,000 (or 36.8% and 35.9% of total assets) at March 31, 2013 and December 31, 2012, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $700,916,000 and $686,544,000 at March 31, 2013 and December 31, 2012, respectively.

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

The hypothetical impact of sudden interest rate shocks applied to the Company’s asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base level) from various sudden rate changes. This exercise is valuable in identifying risk exposures. The results for the Company’s most recent simulation analysis indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of March 31, 2013.

For this simulation analysis, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has not been a material change in the Company’s market risk profile for the three months ended March 31, 2013 compared to December 31, 2012. Please see discussion under the caption “Interest Rate Sensitivity” on page 39.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2013. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed by the Company in its response to Item 1A of Part 1 of Form 10-K for the fiscal year ended December 31, 2012.

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

Date May 10, 2013

By:

/s/ Michael J. Cushman
Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin R. Watson
Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)
43