Form 10-Q
period 2013-06-30
NORTH VALLEY BANCORP
filed 2013-08-06
CIK 353191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2013.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Transition Period From _______________ to _______________

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

Common Stock – 6,835,192 shares as of August 2, 2013.

INDEX

NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data) (Unaudited)
	June 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents:
Cash and due from banks	$21,431	$22,654
Federal funds sold	—	15,865
Total cash and cash equivalents	21,431	38,519

Time deposits at other financial institutions	2,219	2,219
Investment securities available-for-sale, at fair value	306,300	285,815
Investment securities held-to-maturity, at amortized cost	6	6

Loans	504,274	492,211
Less: Allowance for loan losses	(9,527)	(10,458)
Net loans	494,747	481,753

Premises and equipment, net	8,704	9,181
Accrued interest receivable	2,257	2,217
Other real estate owned	16,324	22,423
FHLB and FRB stock and other nonmarketable securities	8,402	8,313
Bank-owned life insurance policies	36,675	36,045
Core deposit intangibles, net	182	255
Other assets	20,511	15,597

TOTAL ASSETS	$917,758	$902,343

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$173,119	$177,855
Interest-bearing	591,936	590,725
Total deposits	765,055	768,580

Accrued interest payable and other liabilities	16,281	15,951
Other borrowed funds	22,025	—
Subordinated debentures	21,651	21,651
Total liabilities	825,012	806,182

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; no shares outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, no par value: authorized 60,000,000 shares; outstanding 6,835,192 at June 30, 2013 and December 31, 2012, respectively	98,686	98,495
Accumulated deficit	(1,845)	(4,000)
Accumulated other comprehensive (loss) income, net of tax	(4,095)	1,666
Total stockholders’ equity	92,746	96,161

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$917,758	$902,343

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data) (Unaudited)
	For the three months ended June 30,
	2013	2012
Interest income
Loans, including fees	$6,416	$6,324
Taxable securities	1,465	1,943
Tax exempt securities	88	136
Federal funds sold and repurchase agreements	12	17
Total interest income	7,981	8,420

Interest expense
Deposits	269	604
Other borrowed funds	1	—
Subordinated debentures	133	487
Total interest expense	403	1,091

Net interest income	7,578	7,329

Provision for loan losses	—	1,000

Net interest income after provision for loan losses	7,578	6,329

Noninterest income
Service charges on deposit accounts	971	1,136
Other fees and charges	1,108	1,321
Earnings on cash surrender value of life insurance policies	319	359
Gain on sale of loans, net	920	684
Gain on sales or calls of securities, net	—	968
Other	333	219
Total noninterest income	3,651	4,687

Noninterest expense
Salaries and employee benefits	5,077	5,051
Occupancy expense	615	620
Furniture and equipment expense	202	227
FDIC and state assessments	213	176
Other real estate owned expense	990	342
Other	2,839	2,812
Total noninterest expenses	9,936	9,228

Income before provision for income taxes	1,293	1,788

Provision for income taxes	399	527

Net income	$894	$1,261

Earnings per share
Basic and diluted income per share	$0.13	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data) (Unaudited)
	For the six months ended June 30,
	2013	2012
Interest income
Loans, including fees	$12,782	$12,794
Taxable securities	2,841	3,910
Tax exempt securities	195	280
Federal funds sold and repurchase agreements	31	45
Total interest income	15,849	17,029

Interest expense
Deposits	568	1,338
Other borrowed funds	1	—
Subordinated debentures	266	970
Total interest expense	835	2,308

Net interest income	15,014	14,721

Provision for loan losses	—	1,400

Net interest income after provision for loan losses	15,014	13,321

Noninterest income
Service charges on deposit accounts	1,923	2,188
Other fees and charges	2,228	2,518
Earnings on cash surrender value of life insurance policies	782	683
Gain on sale of loans, net	1,845	1,089
Gain on sales or calls of securities, net	543	959
Other	659	509
Total noninterest income	7,980	7,946

Noninterest expense
Salaries and employee benefits	10,239	10,108
Occupancy expense	1,248	1,260
Furniture and equipment expense	422	472
FDIC and state assessments	431	489
Other real estate owned expense	1,366	976
Other	6,118	5,579
Total noninterest expenses	19,824	18,884

Income before provision for income taxes	3,170	2,383

Provision for income taxes	1,015	642

Net income	$2,155	$1,741

Earnings per share
Basic income per share	$0.32	$0.25
Diluted income per share	$0.31	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS COMPREHENSIVE (LOSS) INCOME
(In thousands) (Unaudited)

	For three months ended June 30,		For six months ended June 30,
	2013	2012	2013	2012
Net income	$894	$1,261	$2,155	$1,741
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(9,870)	2,115	(10,517)	3,808
Tax effect	4,047	(867)	4,312	(1,561)
Reclassification adjustment for gains included in gain on sales or calls of securities, net	—	(968)	(543)	(959)
Provision for income taxes	—	397	223	393
Net of tax	(5,823)	677	(6,525)	1,681
Defined benefit pension plans
Net gain (loss) arising during the period	977	35	1,146	—
Tax effect	(400)	(14)	(470)	—
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits	74	34	148	69
(Benefit) provision for income taxes	(30)	(14)	(60)	(28)
Net of tax	621	41	764	41
Total other comprehensive (loss) income	(5,202)	718	(5,761)	1,722
Comprehensive (loss) income	$(4,308)	$1,979	$(3,606)	$3,463

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands except per share data) (Unaudited)
	For the six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,155	$1,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	507	537
Amortization of premium on securities, net	897	1,030
Amortization of core deposit intangible	73	73
Provision for loan losses	—	1,400
Net losses on sale and write-down of other real estate owned	1,132	749
Gain on sale of loans	(1,845)	(1,089)
Gain on sales or calls of securities	(543)	(959)
(Gain) loss on sale of premises and equipment	(75)	1
Stock-based compensation expense	191	89
Effect of changes in:
Accrued interest receivable	(40)	187
Other assets	(1,538)	(1,506)
Accrued interest payable and other liabilities	1,623	2,631
Proceeds from sales of loan orginated for sale	51,225	38,002
Loans originated for sale	(52,477)	(38,208)
Net cash provided by operating activities	1,285	4,678

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(91,054)	(95,172)
Proceeds from sales/calls of available-for-sale securities	17,085	78,439
Proceeds from maturities of available-for-sale securities	42,070	26,338
Purchases of FHLB and FRB stock and other securities	(89)	(269)
Net increase in loans	(10,674)	(647)
Proceeds from sales of other real estate owned	5,744	4,284
Purchases of premises and equipment	(251)	(1,239)
Proceeds from sales of premises and equipment	296	—
Net cash (used in) provided by investing activities	(36,873)	11,734

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(3,525)	(2,968)
Net change in other borrowed funds	22,025	—
Net cash provided by (used in) financing activities	18,500	(2,968)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,088)	13,444
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,519	58,968
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,431	$72,412

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$849	$1,354
Income taxes paid	$210	$122

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$777	$575

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2013.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair value were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2013
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$19,669	$—	$(1,117)	$18,552
Obligations of state and political subdivisions	8,262	229	(60)	8,431
Government sponsored agency mortgage-backed securities	274,858	2,580	(5,860)	271,578
Corporate debt securities	6,000	—	(1,238)	4,762
Equity securities	3,000	—	(23)	2,977
	$311,789	$2,809	$(8,298)	$306,300
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$6	$—	$—	$6

December 31, 2012
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$21,003	$115	$—	$21,118
Obligations of state and political subdivisions	10,698	499	—	11,197
Government sponsored agency mortgage-backed securities	239,543	6,152	(64)	245,631
Corporate debt securities	6,000	—	(1,244)	4,756
Equity securities	3,000	113	—	3,113
	$280,244	$6,879	$(1,308)	$285,815
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$6	$—	$—	$6

For the three months ended June 30, 2013 there were no gross realized gains on sales or calls of available for sale securities. For the three months ended June 30, 2012 there were $968,000 gross realized gains on sales or calls of available for sale securities. For the three months ended June 30, 2013 and 2012 there were no gross realized losses on sales or calls of securities categorized as available for sale securities. For the three months ended June 30, 2013 there were no gross proceeds from sales or calls of available for sale securities. For the three months ended June 30, 2012 there were $76,989,000 in gross proceeds from sales or calls of available for sale securities. There were no sales or transfers of held to maturity securities for the three months ended June 30, 2013 and 2012. For the three months ended June 30, 2013 and 2012, there were no gross proceeds from maturities or calls of held to maturity securities.

For the six months ended June 30, 2013 and 2012 there were $543,000 and $968,000, respectively, in gross realized gains on sales or calls of available for sale securities. For the six months ended June 30, 2013 there were no gross realized losses on sales or calls of securities categorized as available for sale securities. For the six months ended June 30, 2012 there were $9,000 in gross realized losses on sales or calls of securities categorized as available for sale securities. For the six months ended June 30, 2013 and 2012 there were $17,085,000 and $78,439,000, respectively, in gross proceeds from sales or calls of available for sale securities. There were no sales or transfers of held to maturity securities for the six months ended June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, there were no gross proceeds from maturities or calls of held to maturity securities. Expected maturities of all investment securities are consistent with those reported in the December 31, 2012 Form 10-K.

At June 30, 2013 and December 31, 2012, securities having fair value amounts of approximately $300,983,000 and $276,308,000, respectively, were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract. The Company pledges most of its securities at the Federal Home Loan Bank (“FHLB”) to provide borrowing capacity. See “Liquidity” on page 44.

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

A summary of investments securities in an unrealized loss for less than twelve months and twelve months or longer is as follows (in thousands).

	As of June 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Description of Securities
Obligations of U.S. government sponsored agencies	$18,552	$(1,117)	$—	$—	18,552	(1,117)
Obligations of state and political subdivisions	1,108	(60)	—	—	1,108	(60)
Government sponsored agency mortgage-backed securities	175,628	(5,860)	—	—	175,628	(5,860)
Corporate debt securities	—	—	4,762	(1,238)	4,762	(1,238)
Equity securities	2,977	(23)	—	—	2,977	(23)
Total impaired securities	$198,265	$(7,060)	$4,762	$(1,238)	$203,027	$(8,298)

	As of December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Description of Securities
Government sponsored agency mortgage-backed securities	$34,878	$(64)	$—	$—	$34,878	$(64)
Corporate debt securities	—	—	4,756	(1,244)	4,756	(1,244)
Total impaired securities	$34,878	$(64)	$4,756	$(1,244)	$39,634	$(1,308)

As of June 30, 2013 and December 31, 2012, there were two corporate debt securities in a loss position for twelve months or more. There is a current active market for these securities and management believes that the unrealized losses on the Company’s investment in these corporate debt securities is due to the yield of the securities and is not attributable to changes in credit quality. The two corporate debt securities are each a $3,000,000 single-issuer trust preferred security issued by two separate large publicly-traded financial institutions. The securities are tied to the front-end of the yield curve, three-month LIBOR (a short-term interest rate) and have a spread over that. In addition, the payments on both of these securities have been made as agreed and are considered current. The Company does not intend to sell and does not believe it will be required to sell these securities and expects a full recovery of value. The Company did not consider these investments to be other-than-temporarily impaired at June 30, 2013 or December 31, 2012.

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

NOTE 3 – LOANS

The Company originates loans for business, consumer and real estate activities and for equipment purchases. Such loans are concentrated in the Company’s market areas which consist of Yolo, Placer, Sonoma, Shasta, Humboldt, Mendocino, Trinity and Del Norte Counties and neighboring communities. Major classifications of loans were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Commercial	$49,054	$46,078
Real estate - commercial	319,206	295,630
Real estate - construction	18,535	23,003
Real estate - mortgage	68,637	74,353
Installment	6,026	6,689
Other	42,547	45,941
Gross loans	504,005	491,694
Deferred loan fees, net	269	517
Allowance for loan losses	(9,527)	(10,458)
Total loans, net	$494,747	$481,753

Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB, FRB, and certain correspondent banks. Pledged loans totaled $101,239,000 and $116,929,000 at June 30, 2013 and December 31, 2012, respectively.

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated (in thousands):

	As of June 30, 2013			As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allocated allowance
Commercial	$175	$175	$—	$585	$586	$—
Real estate - commercial	5,002	5,309	—	2,778	2,974	—
Real estate - construction	860	870	—	1,210	1,273	—
Real estate - mortgage	1,173	1,203	—	684	736	—
Installment	116	134	—	122	138	—
Other	253	266	—	111	120	—
Subtotal	7,579	7,957	—	5,490	5,827	—

With allocated allowance
Commercial	473	485	88	—	—	—
Real estate - commercial	—	—	—	184	217	171
Real estate - construction	—	—	—	161	161	18
Real estate - mortgage	164	164	164	—	—	—
Other	140	140	140	—	—	—
Subtotal	777	789	392	345	378	189
Total Impaired Loans	$8,356	$8,746	$392	$5,835	$6,205	$189

The following table presents the average balance and interest income recognized related to impaired loans for the period indicated (in thousands):

	For the three months ended June 30,
	2013		2012

	Average Book Balance	Interest Income Recognized	Average Book Balance	Interest Income Recognized

Commercial	$438	$—	$1,143	$—
Real estate - commercial	5,357	21	5,989	—
Real estate - construction	874	6	8,388	—
Real estate - mortgage	1,371	10	950	—
Installment	144	1	140	—
Other	407	—	124	—
Total	$8,591	$38	$16,734	$—

	For the six months ended June 30,
	2013		2012
	Average Book Balance	Interest Income Recognized	Average Book Balance	Interest Income Recognized

Commercial	$455	$—	$1,173	$—
Real estate - commercial	5,370	41	6,119	—
Real estate - construction	877	13	8,394	—
Real estate - mortgage	1,379	20	964	—
Installment	145	2	144	—
Other	408	—	138	—
Total	$8,634	$76	$16,932	$—

Nonperforming loans include all such loans that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans are summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Nonaccrual loans	$5,871	$5,835
Loans 90 days past due or more but still accruing interest	—	—
Total nonperforming loans	$5,871	$5,835

Nonaccrual loans to total gross loans	1.16%	1.19%
Nonperforming loans to total gross loans	1.16%	1.19%

If interest on nonaccrual loans had been accrued, such income would have approximated $135,000 and $357,000 for the six months ended June 30, 2013 and 2012, respectively.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of June 30, 2013
	Accruing Interest
	Current	30-89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual	Total

Commercial	$48,406	$—	$—	$648	$49,054
Real estate - commercial	315,464	73	—	3,669	319,206
Real estate - construction	18,085	—	—	450	18,535
Real estate - mortgage	67,993	22	—	622	68,637
Installment	5,890	47	—	89	6,026
Other	42,154	—	—	393	42,547
Total	$497,992	$142	$—	$5,871	$504,005

	As of December 31, 2012
	Accruing Interest
	Current	30-89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual	Total

Commercial	$45,473	$20	$—	$585	$46,078
Real estate - commercial	292,505	163	—	2,962	295,630
Real estate - construction	21,436	196	—	1,371	23,003
Real estate - mortgage	72,907	762	—	684	74,353
Installment	6,529	38	—	122	6,689
Other	45,581	249	—	111	45,941
Total	$484,431	$1,428	$—	$5,835	$491,694

A troubled debt restructuring (“TDRs”) is a formal modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

At June 30, 2013, accruing TDRs were $2,485,000 and non-accrual TDRs were $1,170,000 compared to accruing TDRs of $2,414,000 and non-accrual TDRs of $1,072,000 at December 31, 2012. At June 30, 2013, there were no specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. There are no commitments to lend additional amounts at June 30, 2013 to customers with outstanding loans that are classified as troubled debt restructurings. There were no TDRs that subsequently defaulted during the twelve months following the modification of terms.

The following table present loans that were modified and recorded as TDRs for the three and six months ended June 30, 2013 and 2012.

	For the three months ended June 30,2013			For the six months ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—	1	$45	$45
Real estate - commercial	—	$—	$—	1	$290	$290
Real estate-construction	—	$—	$—	1	$77	$77
Real estate - mortgage	1	$201	$201	1	$201	$201
Other	1	$48	$48	1	$48	$48

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$1,076	$1,076	1	$1,076	$1,076
Real estate - commercial	2	$278	$278	2	$278	$278
Installment	1	$25	$25	2	$73	$73

A summary of TDRs by type of concession and by type of loan as of June 30, 2013 and December 31, 2012, is shown below:

	June 30, 2013
Accruing TDRs	Number of Contracts	Rate Reduction	Maturity Extension	Rate Reduction and Maturity Extension	Total
Real estate - commercial	5	$—	$199	$1,133	$1,332
Real estate - construction	2	$—	$411	$—	$411
Real estate - mortgage	2	$—	$295	$420	$715
Installment	1	$—	$—	$27	$27

	June 30, 2013
Nonaccrual TDRs	Number of Contracts	Rate Reduction	MaturityExtension	Rate Reduction and Maturity Extension	Total
Commercial	2	$—	$—	$518	$518
Real estate - commercial	1	$—	$—	$290	$290
Real estate - mortgage	1	$—	$—	$201	$201
Installment	3	$—	$—	$89	$89
Other	2	$—	$—	$72	$72

	December 31, 2012
Accruing TDRs	Number of Contracts	Rate Reduction	Maturity Extension	Rate Reduction and Maturity Extension	Total
Real estate - commercial	5	$202	$—	$1,148	$1,350
Real estate-construction	1	$—	$343	$—	$343
Real estate - mortgage	2	$—	$298	$423	$721

	December 31, 2012
Nonaccrual TDRs	Number of Contracts	Rate Reduction	Maturity Extension	Rate Reduction and Maturity Extension	Total
Commercial	1	$—	$—	$529	$529
Real estate-construction	2	$327	$71	$—	$398
Installment	4	$—	$—	$120	$120
Other	1	$—	$—	$25	$25

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The following table shows the changes in the allowance for loan losses (in thousands):

	For the three months ended June 30, 2013
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance March 31, 2013	$1,170	$5,720	$595	$938	$87	$676	$465	$9,651
Charge-offs	(26)	(3)	—	(46)	(17)	(55)		(147)
Recoveries	16	—	1	2	4	—		23
Provisions for loan losses	(313)	(230)	(157)	26	93	299	282	—
Balance June 30, 2013	$847	$5,487	$439	$920	$167	$920	$747	$9,527

	For the three months ended June 30, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance March 31, 2012	$1,376	$6,847	$1,350	$1,045	$154	$811	$691	$12,274
Charge-offs	(86)	(1,178)	(126)	(190)	(45)	(47)		(1,672)
Recoveries	14	2	37	36	41	—		130
Provisions for loan losses	(44)	915	126	34	(9)	4	(26)	1,000
Balance June 30, 2012	$1,260	$6,586	$1,387	$925	$141	$768	$665	$11,732

	For the six months ended June 30, 2013
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2012	$843	$6,295	$690	$982	$98	$721	$829	$10,458
Charge-offs	(109)	(440)	(369)	(202)	(28)	(55)		(1,203)
Recoveries	258	—	3	2	9	—		272
Provisions for loan losses	(145)	(368)	115	138	88	254	(82)	—
Balance June 30, 2013	$847	$5,487	$439	$920	$167	$920	$747	$9,527

	As of June 30, 2013
Reserve to impaired loans	$88	$—	$—	$164	$—	$140		$392
Reserve to non-impaired loans	$759	$5,487	$439	$756	$167	$780	$747	$9,135

	For the six months ended June 30, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2011	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656
Charge-offs	(206)	(1,617)	(330)	(190)	(142)	(72)		(2,557)
Recoveries	26	63	37	36	65	6		233
Provisions for loan losses	107	612	641	144	33	98	(235)	1,400
Balance June 30, 2012	$1,260	$6,586	$1,387	$925	$141	$768	$665	$11,732

	As of June 30, 2012
Reserve to impaired loans	$240	$99	$529	$35	$—	$—		$903
Reserve to non-impaired loans	$1,020	$6,487	$858	$890	$141	$768	$665	$10,829

	As of December 31, 2012
Reserve to impaired loans	$—	$171	$18	$—	$—	$—		$189
Reserve to non-impaired loans	$843	$6,124	$672	$982	$98	$721	$829	$10,269

The following table shows the loan portfolio by segment as follows (in thousands):

	As of June 30, 2013
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total

Total Loans	$49,054	$319,206	$18,535	$68,637	$6,026	$42,547	$504,005
Impaired Loans	$648	$5,002	$860	$1,337	$116	$393	$8,356
Non-impaired loans	$48,406	$314,204	$17,675	$67,300	$5,910	$42,154	$495,649

	As of December 31, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total

Total Loans	$46,078	$295,630	$23,003	$74,353	$6,689	$45,941	$491,694
Impaired Loans	$585	$2,962	$1,371	$684	$122	$111	$5,835
Non-impaired loans	$45,493	$292,668	$21,632	$73,669	$6,567	$45,830	$485,859

The following table shows the loan portfolio allocated by management's internal risk ratings as defined in Footnote 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (in thousands):

	As of June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$46,828	$1,035	$1,191	$—	$49,054
Real estate - commercial	304,743	2,780	11,683	—	319,206
Real estate - construction	18,037	—	498	—	18,535
Real estate - mortgage	67,596	—	1,041	—	68,637
Installment	5,907	—	119	—	6,026
Other	41,957	—	590	—	42,547
Total	$485,068	$3,815	$15,122	$—	$504,005

	As of December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$44,486	$129	$1,463	$—	$46,078
Real estate - commercial	278,834	—	16,796	—	295,630
Real estate - construction	21,386	—	1,617	—	23,003
Real estate - mortgage	71,973	—	2,380	—	74,353
Installment	6,562	—	127	—	6,689
Other	45,658	—	283	—	45,941
Total	$468,899	$129	$22,666	$—	$491,694

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the probable incurred losses in the loan portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan loss experience, and the Company’s underwriting policies. At June 30, 2013, there was a change in the Bank’s method of calculating the historical loss factors applied to loans identified as “homogenous segments” of the loan portfolio as follows: Losses from the past twelve quarters are applied to loan pools based on a “Migration Analysis” method. The method calculates Net Charge Offs (charge offs less corresponding recoveries) and measures them against average balances in loan pools based on the risk grade in effect on charged-off loans four quarters prior to the actual charge off date. The logic behind this four quarter “look back” is to account for management’s estimate of the typical time lapse between the recognition of the problem loan and the recognition of some or all of the loan as uncollectable. In addition, the loss ratios are calculated using “factored” logic which systematically reduces the Net Charge Off value so that charge offs occurring in older periods do not have as much weight as more recent charge offs. Previously, management utilized a methodology which also utilized the Company’s charge-off history from the previous twelve quarters but did not consider the risk grade of those loans related to the charge-off. This modification had the effect of increasing the quantitative loss component of the allowance by $1,446,000. Management of the Company believes that, given the recent trends in historical losses and the correlation of those losses with a loans identified risk grade, that incorporation of a migration analysis in the current and future analyses was a prudent refinement of the allowance methodology. In addition, management believe that the decreases in the overall level of the allowance for loan losses over the past several quarters is directionally consistent with the improving credit quality trends of the loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover the probable incurred losses in loans receivable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. The Company also engages a third party credit review consultant to analyze the Company’s loan loss adequacy periodically. In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

The allowance for loan losses is comprised of several components including the specific, formula and unallocated allowance relating to loans in the loan portfolio. Our methodology for determining the allowance for loan losses consists of several key elements, which include:

●	Specific Allowances. A specific allowance is established when management has identified unique or particular risks that were related to a specific loan that demonstrated risk characteristics consistent with impairment. Specific allowances are established when management can estimate the amount of an impairment of a loan.

●	Formula Allowance. The formula allowance is calculated using a “Migration Analysis” method as defined above applied to homogenous pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and such other data as management believes to be pertinent. Management, also, considers a variety of subjective factors, including regional economic and business conditions that impact important segments of our portfolio, loan growth rates, the depth and skill of lending staff, the interest rate environment, and the results of bank regulatory examinations and findings of our internal credit examiners to establish the formula allowance.

●	Unallocated Allowance. The unallocated loan loss allowance represents an amount for imprecision or uncertainty that is inherent in estimates used to determine the allowance.

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet and was $146,000 and $143,000 for the periods ended June 30, 2013 and December 31, 2012, respectively.

NOTE 5 – OTHER REAL ESTATE OWNED

The Company had $16,324,000 and $22,423,000 in other real estate owned (“OREO”) at June 30, 2013 and December 31, 2012, respectively. Below is a table with details of the changes in OREO (in thousands):

	June 30,	December 31,
	2013	2012
Beginning Balance	$22,423	$20,106
Properties transferred in	777	12,239
Sales of property	(5,744)	(6,889)
Loss on sale or writedown of property	(1,132)	(3,033)
Total	$16,324	$22,423

The following table presents the components of OREO expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Operating expenses	$92	$72	$234	$227
Provision for losses	623	165	884	561
Net, loss on disposal	275	105	248	188
Total other real estate owned expense	$990	$342	$1,366	$976

NOTE 6 –OTHER BORROWED FUNDS

Other borrowed funds included FHLB advances and Federal Funds purchased. The Bank had outstanding secured overnight FHLB advances as of June 30, 2013 of $22,025,000 at an interest rate of 0.08%. The Bank did not have any other borrowed funds as of December 31, 2012.

NOTE 7 – SUBORDINATED DEBENTURES

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

The trust preferred securities issued by the trusts are currently included in Tier 1 capital in the amount of $21,000,000 for purposes of determining Leverage, Tier 1 and Total Risk-Based capital ratios for the periods ending June 30, 2013 and December 31, 2012.

The following table summarizes the terms of each subordinated debenture issuance for the periods ending June 30, 2013 and December 31, 2012 (dollars in thousands):

			Fixed or
	Date		Variable	Current	Rate	Redemption
Series	Issued	Maturity	Rate	Rate	Index	Date	Amount
North Valley Capital Trust II	4/10/03	4/24/33	Variable	3.52%	LIBOR + 3.25%	4/24/08	6,186
North Valley Capital Trust III	5/5/04	4/24/34	Variable	3.08%	LIBOR + 2.80%	7/23/09	5,155
North Valley Capital Statutory Trust IV	12/29/05	3/15/36	Variable	1.60%	LIBOR + 1.33%	3/15/11	10,310
							$21,651

At June 30, 2013 and December 31, 2012, the Company had recorded accrued and unpaid interest payments on junior subordinated debentures of $76,000 and $79,000, respectively.

NOTE 8 – INCOME TAXES

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. At June 30, 2013 and December 31, 2012, unrecognized tax benefits totaled $519,000.

Net deferred tax assets totaled $16,351,000 and $12,346,000 at June 30, 2013 and December 31, 2012, respectively.

NOTE 9 - PENSION PLAN BENEFITS

The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Total contributions paid were $63,000 for the three months ended June 30, 2013 and 2012. Components of net periodic benefit cost for the Company’s supplemental nonqualified defined benefit plans for the three and six months ended June 30, 2013 and 2012 are presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
Components of net periodic benefits cost:	2013	2012	2013	2012
Service cost	$171	$151	$341	$301
Interest cost	93	83	186	167
Prior service amortization	24	24	49	49
Recognized net actuarial loss	49	10	98	20
Total components of net periodic cost	$337	$268	$674	$537

	June 30, 2013	December 31, 2012

Total Liability of Pension Plan Benefits	$8,699	$9,443

NOTE 10 – STOCK-BASED COMPENSATION

Stock Option Plans

At June 30, 2013, the Company had two shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan. A total of 601,925 shares were authorized under all plans at June 30, 2013. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. As provided in the 1998 Employee Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. Pursuant to the 1998 Employee Stock Incentive Plan there were outstanding options to purchase 51,930 shares of Common Stock at June 30, 2013. The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs. Under the 2008 Stock Incentive Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under all plans, options may be exercised over a ten year term. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted after the fourth quarter in 2008 the vesting period is five years. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. The shares of Common Stock authorized to be granted as options under the 2008 Stock Incentive Plan consist 549,995 shares of Common Stock reserved for issuance under the terms of the 2008 Stock Incentive Plan, consisting of 302,780 shares to be issued upon the exercise of options granted and still outstanding as of that date, 4,140 shares issued as stock awards and 243,075 shares reserved for future stock option grants and director stock awards at June 30, 2013. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Each outside director of the Company shall also be eligible to receive a stock award of 180 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. Each stock award shall be fully vested when granted to the outside director. The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors. Outstanding options under the plans are exercisable until their expiration.

Stock-based Compensation

There were no options granted in the three month period ended June 30, 2013. There were 2,500 options granted for the three month period ended June 30, 2012. There were 114,234 and 77,908 options granted for the six month period ended June 30, 2013 and 2012, respectively. For the three month periods ended June 30, 2013 and 2012, the compensation cost recognized for share based compensation was $108,000 and $49,000, respectively. For the six month periods ended June 30, 2013 and 2012, the compensation cost recognized for share based compensation was $191,000 and $89,000, respectively At June 30, 2013, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $1,615,000. This cost is expected to be amortized on a straight-line basis over a weighted average period of approximately 4.1 years and will be adjusted for subsequent changes in estimated forfeitures. The following table summarizes the weighted average grant date fair value of options granted for the three and six month periods ended June 30, 2013 and 2012, based on the following assumptions used in a Black-Scholes Merton model.

	For three months ended June 30,		For six months ended June 30,
	2013	2012	2013	2012

Weighted average grant date fair value per share of option granted	N/A	$7.08	$9.53	$6.28
Significant weighted average assumptions used in calculating fair value:
Expected term		6.61 years	6.32 years	6.49 years
Expected annual volatility		58%	60%	59%
Expected annual dividend yield		N/A	N/A	N/A
Risk-free interest rate		1.38%	1.38%	1.40%

A summary of outstanding stock options follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Exercise Price Range	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2013	248,822	$29.40	7 years	$9.97-$103.10	$822

Granted	114,234	$16.80		$16.80-16.80
Exercised	—	—		—
Expired or Forfeited	(8,346)	$63.32		$23.95-$65.30

Outstanding at June 30, 2013	354,710	$24.55	8 years	$9.97-$103.10	$822
Fully vested and exercisable at June 30, 2013	117,008	$45.62	5 years	$9.97-$103.10	$164
Options expected to vest at June 30, 2013	237,702	$14.17	9 years	$9.97-$23.95	$658

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of June 30, 2013. There were no options exercised during the three and six month periods ended June 30, 2013 and 2012.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in each component of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2013 and June 30, 2012 were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive Income (Loss)

Balance at March 31, 2013	$2,585	$(1,478)	$1,107
Net unrealized losses on securities available for sale, net of tax, $(4,047)	(5,823)	—	(5,823)
Reclassification adjustment for gains on securities, net of tax,	—	—	—
Net gains arising during the period, net of tax $400	—	577	577
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits, net of tax $30	—	44	44
Balance at June 30, 2013	$(3,238)	$(857)	$(4,095)

Balance at March 31, 2012	$3,374	$(899)	$2,475
Net unrealized gains on securities available for sale, net of tax, $867	1,247	—	1,247
Reclassification adjustment for losses on securities, net of tax, $(397)	(571)	—	(571)
Net gains arising during the period, net of tax $ 14	—	21	21
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits, net of tax $ 14	—	20	20
Balance at June 30, 2012	$4,050	$(858)	$3,192

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2012	$3,287	$(1,621)	$1,666
Net unrealized losses on securities available for sale, net of tax, $(4,312)	(6,205)	—	(6,205)
Reclassification adjustment for losses on securities, net of tax, $(223)	(320)	—	(320)
Net gains arising during the period, net of tax $470	—	676	676
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits, net of tax $60	—	88	88
Balance at June 30, 2013	$(3,238)	$(857)	$(4,095)

Balance at December 31, 2011	$2,369	$(899)	$1,470
Net unrealized gains on securities available for sale, net of tax, $1,561	2,247	—	2,247
Reclassification adjustment for losses on securities, net of tax, $(393)	(566)	—	(566)
Net losses arising during the period, net of tax	—	—	—
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits, net of tax $ 28	—	41	41
Balance at June 30, 2012	$4,050	$(858)	$3,192

Changes in each component of accumulated other comprehensive income were as follows (in thousands):

Three months ended June 30, 2013
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Amortization of prior service cost and net gain included in net periodic pension cost	$(74)	Salaries and employee benefits
	(74)	Total before tax
	30	Benefit for income tax
	$(44)	Net of tax

Three months ended June 30, 2012
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Gain on investment securities	$968	Gain on sales or calls of securities, net
Amortization of prior service cost and net gain included in net periodic pension cost	(34)	Salaries and employee benefits
	934	Total before tax
	(383)	Provision for income tax
	$551	Net of tax

Six months ended June 30, 2013
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Gain on investment securities	$543	Gain on sales or calls of securities, net
Amortization of prior service cost and net gain included in net periodic pension cost	(148)	Salaries and employee benefits
	395	Total before tax
	(163)	Provision for income tax
	$232	Net of tax

Six months ended June 30, 2012
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Gain on investment securities	$959	Gain on sales or calls of securities, net
Amortization of prior service cost and net gain included in net periodic pension cost	(69)	Salaries and employee benefits
	890	Total before tax
	(365)	Provision for income tax
	$525	Net of tax

NOTE 12 – EARNINGS PER SHARE

Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. Stock options for 214,302 and 255,285 shares of common stock were not considered in computing diluted earnings per common share for the three months ended June 30, 2013 and 2012 respectively, because they were anti-dilutive. Stock options for 214,302 and 256,285 shares of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2013 and 2012 respectively, because they were anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Calculation of basic earnings per share:
Numerator - net income	$894	$1,261	$2,155	$1,741
Denominator -
Weighted average common shares outstanding	6,835	6,834	6,835	6,834
Basic earnings per share	$0.13	$0.18	$0.32	$0.25

Calculation of diluted earnings per share:
Numerator - net income	$894	$1,261	$2,155	$1,741
Denominator -
Weighted average common shares outstanding	6,835	6,834	6,835	6,834
Dilutive effect of outstanding options	18	—	15	—
Weighted average common shares outstanding and common stock equivalents	6,853	6,834	6,850	6,834
Diluted earnings per share	$0.13	$0.18	$0.31	$0.25

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company's financial position, results of its operations or its cash flows.

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $4,758,000 and $4,713,000 at June 30, 2013 and December 31, 2012, respectively.  At June 30, 2013, commercial and consumer lines of credit and real estate loans of approximately $39,862,000 and $30,407,000, respectively, were undisbursed.  At December 31, 2012, commercial and consumer lines of credit and real estate loans of approximately $47,350,000 and $31,925,000, respectively, were undisbursed.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to real estate projects and inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Most of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2013 and December 31, 2012. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. At June 30, 2013 and December 31, 2012, the Company had a reserve for unfunded commitments of $146,000 and $143,000, respectively.

A large portion of the loan portfolio of the Company is collateralized by real estate. At June 30, 2013, real estate served as the principal source of collateral with respect to approximately 81% of the Company’s loan portfolio. At June 30, 2013, real estate construction loans totaled $18,535,000, or 4% of the total loan portfolio, commercial loans secured by real estate totaled $319,206,000, or 63% of the total loan portfolio, and real estate mortgage loans totaled $68,637,000, or 14% of the total loan portfolio. See the discussion under “Loan Portfolio” starting on page 35. A further decline in the state and national economy, in general, combined with further deterioration in real estate values in the Company’s primary operating market areas, would have an adverse effect on the value of real estate as well as other collateral securing loans, plus the ability of certain borrowers to repay their outstanding loans and the overall demand for new loans, and this could have a material impact on the Company’s financial position, results of operations or its cash flows.

NVB has established a reserve for the anticipated settlement of criticisms in conjunction with a compliance examination conducted by the Federal Reserve Bank of San Francisco in 2010. During the three month period ending June 30, 2013, NVB received the final 2010 report of examination and in accordance with an agreement reached with the Federal Reserve Bank of San Francisco, finalized the amount of this reserve at $1,260,000. This amount is included in accrued interest payable and other liabilities on the balance sheet.

NOTE 14 – FAIR VALUE MEASUREMENTS

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

●	Quoted prices in active markets for identical assets (Level 1): Inputs that are quoted unadjusted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An active market for the asset is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

●	Significant other observable inputs (Level 2): Inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity including quoted prices for similar assets or liabilities, quoted prices for securities in inactive markets and inputs derived principally from, or corroborated by, observable market data by correlation or other means.

●	Significant unobservable inputs (Level 3): Inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents assets measured at fair value on a recurring basis (in thousands).

	As of June 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$18,552	$—	$18,552	$—
Obligations of state and political subdivisions	8,431	—	8,431	—
Government sponsored agency mortgage-backed securities	271,578	—	271,578	—
Corporate debt securities	4,762	—	4,762	—
Equity securities	2,977	—	2,977	—
	$306,300	$—	$306,300	$—

	At December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$21,118	$—	$21,118	$—
Obligations of state and political subdivisions	11,197	—	11,197	—
Government sponsored agency mortgage-backed securities	245,631	—	245,631	—
Corporate debt securities	4,756	—	4,756	—
Equity securities	3,113	—	3,113	—
	$285,815	$—	$285,815	$—

Fair values for available-for-sale investment securities are based on quoted market prices for similar securities at June 30, 2013 and December 31, 2012. During the three and six month period s ended June 30, 2013, there were no transfers between Levels 1 and 2.

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

					Total Losses		Total Losses
	As of June 30, 2013				For three months ended June 30,		For six months ended June 30,
	Fair Value	Level 1	Level 2	Level 3	2013	2012	2013	2012
Impaired loans:
Commercial	$385	$—	$—	$385	$(198)	$—	$88	$—
Real estate - commercial	625	—	—	625	—	1,278	239	1,457
Real estate - construction	450	—	—	450	—	9	357	25
Real estate - mortgage	118	—	—	118	186	70	272	70
Other	109	—	—	109	140	—	177	—
OREO:
Real estate - commercial	181	—	—	181	104	—	123	—
Real estate - construction	651	—	—	651	518	87	518	133
Real estate - mortgage	—	—	—	—	—	77	—	152
Total assets measured at fair value on a nonrecurring basis	$2,519	$—	$—	$2,519	$750	$1,521	$1,774	$1,837

	As of December 31, 2012
	Fair Value	Level 1	Level 2	Level 3

Impaired loans:
Commercial	$585	$—	$—	$585
Real estate - commercial	2,222	—	—	2,222
Real estate - construction	143	—	—	143
Real estate - mortgage	464	—	—	464
Installment	75	—	—	75
Other	25	—	—	25
OREO:
Real estate - construction	7,360	—	—	7,360
Real estate - mortgage	184	—	—	184
Total assets measured at fair value
on a nonrecurring basis	$11,058	$—	$—	$11,058

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis (in thousands): There were no adjustments for “Commercial” impaired loans.

As of June 30, 2013

	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

Impaired loans:
Real estate - commercial	$625	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
Real estate - construction	$450	Comparable sales approach	Discount adjustment for differences between comparable sales	2% to 3% (3%)
Real estate - mortgage	$118	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
Other	$109	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
OREO:
Real estate - commercial	$181	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
Real estate - construction	$651	Comparable sales approach	Discount adjustment for differences between comparable sales	0% to 6% (6%)

As of December 31, 2012

	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

Impaired loans:
Real estate - commercial	$2,222	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
Real estate - construction	$143	Comparable sales approach	Discount adjustment for differences between comparable sales	2% to 3% (3%)
Real estate - mortgage	$464	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
OREO:
Real estate - commercial	$7,360	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
Real estate - construction	$184	Comparable sales approach	Discount adjustment for differences between comparable sales	0% to 6% (6%)

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

The following assumptions were used as of June 30, 2013 and December 31, 2012 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

a)	Cash and Due From Banks - The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

b)	Federal Funds Sold - The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

c)	Time Deposits at Other Financial Institutions - The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 2.

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

g)	Deposits – The fair values disclosed for noninterest-bearing and interest-bearing demand deposits and savings and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. Fair values for certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

h)	Subordinated Debentures - The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

i)	Commitments to Fund Loans/Standby Letters of Credit - The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The differences between the carrying value of commitments to fund loans or standby letters of credit and their fair value are not significant and therefore not included in the following table.

j)	Accrued Interest Receivable/Payable – The carrying amounts of accrued interest approximate fair value and therefore follow the same classification as the related asset or liability.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

		Fair Value Measurements at June 30, 2013, Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$21,431	$21,431	$—	$—	$21,431
Federal funds sold	—	—	—	—	—
Time deposits at other financial institutions	2,219	—	2,219	—	2,219
FHLB, FRB and other securities	8,402				N/A
Securities:
Available-for-sale	306,300	—	306,300	—	306,300
Held-to-maturity	6	—	6	—	6
Loans	494,747	—	—	503,363	503,363
Accrued interest receivable	2,257	—	794	1,463	2,257

FINANCIAL LIABILITIES
Deposits:
Nonmaturity deposits	$607,135	$607,135	$—	$—	$607,135
Time deposits	157,920	—	158,090	—	158,090
Other borrowed funds	22,025	22,025	—	—	22,025
Subordinated debentures	21,651	—	—	8,081	8,081
Accrued interest payable	123	4	42	77	123

		Fair Value Measurements at December 31, 2012, Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$22,654	$22,654	$—	$—	$22,654
Federal funds sold	15,865	15,865	—	—	15,865
Time deposits at other financial institutions	2,219	—	2,219	—	2,219
FHLB, FRB and other securities	8,313	—	—	—	N/A
Securities:
Available-for-sale	285,815	—	285,815	—	285,815
Held-to-maturity	6	—	6	—	6
Loans	481,753	—	—	500,689	500,689
Accrued interest receivable	2,217	—	767	1,450	2,217

FINANCIAL LIABILITIES
Deposits:
Nonmaturity deposits	$596,204	$596,204	$—	$—	$596,204
Time deposits	172,376	—	172,805	—	172,805
Subordinated debentures	21,651	—	—	9,018	9,018
Accrued interest payable	136	2	54	80	136

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

Critical Accounting Policies

General

North Valley Bancorp’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our financial statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the probable incurred losses that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. Another estimate that we use is related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses. The allowance for loan losses is an estimate of probable incurred loan losses in the Company's loan portfolio as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after loan losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to non-impaired loans. Non-impaired loans are evaluated collectively for impairment as a group by loan type and common risk characteristics.

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

Share Based Compensation. At June 30, 2013, the Company had two stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan, which are described more fully in Note 10 to the Notes to Condensed Consolidated Financial Statements. Compensation cost is recognized on all share-based payments over the requisite service periods of the awards based on the grant-date fair value of the options determined using the Black-Scholes-Merton based option valuation model. Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. For further information on the computation of the fair value of share-based payments, see Note 10 to the Notes to Condensed Consolidated Financial Statements on page 19 .

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

The Company accounts for uncertainty in income taxes by recording only tax positions that met the more likely than not recognition threshold, that the tax position would be sustained in a tax examination with the assumption that the examination will occur.

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

Overview

Financial Results

(in thousands except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net interest income	$7,578	$7,329	$15,014	$14,721
Provision for loan losses	—	1,000	—	1,400
Noninterest income	3,651	4,687	7,980	7,946
Noninterest expense	9,936	9,228	19,824	18,884
Provision for income taxes	399	527	1,015	642
Net income	$894	$1,261	$2,155	$1,741

Per Share Amounts
Basic Income Per Share	$0.13	$0.18	$0.32	$0.25
Diluted Income Per Share	$0.13	$0.18	$0.31	$0.25

Annualized Return on Average Assets	0.40%	0.56%	0.48%	0.38%
Annualized Return on Average Equity	3.69%	5.47%	4.49%	3.81%

The Company had net income of $894,000, or $0.13 per diluted share, and $2,155,000, or $0.31 per diluted share, for the three and six months ended June 30, 2013, respectively. This compares to net income of $1,261,000, or $0.18 per diluted share, and $1,741,000, or $0.25 per diluted share, for the three and six months ended June 30, 2012. The decrease in net income for three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily attributed to a decrease in gains on sale of securities, an increase in other real estate owned expenses, partially offset by an increase on gain on sale of loans and a decrease in the provision for loan losses. The Company did not record a provision for loan losses for the quarter ended June 30, 2013 compared to a provision for loan losses of $1,000,000 for the quarter ended June 30, 2012. Net interest income increased $249,000 for the three months ended June 30, 2013, compared to the same period in 2012. Noninterest income decreased $1,036,000 for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to the reduction in gains on sale of securities. Noninterest expense increased $708,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due primarily to the increase in other real estate owned expenses.

Net interest income increased $293,000 for the six months ended June 30, 2013, compared to the same period in 2012, and noninterest income increased $34,000 for the six months ended June 30, 2013 compared to the same period in 2012. Noninterest expense increased $940,000 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due primarily to the recording of $560,000 in additional reserves for expenses to be incurred during 2013 in connection with NVB’s settlement of a compliance exam conducted by the Federal Reserve Bank of San Francisco in 2010. At June 30, 2013, the total amount reserved for this purpose was $1,260,000.

On June 26, 2013, the Company announced that its Board of Directors has authorized the repurchase of up to 5% of the Company’s outstanding common shares, or approximately 340,000 shares. During the six month period ended June 30, 2013, there were no repurchases of common shares. Future repurchases will be made from time to time by the Company in the open market, or privately negotiated transactions, as conditions allow. All open market transactions will be structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under this program will be retired. The number, price and timing of the repurchases shall be at the Company’s sole discretion and the program will be re-evaluated from time to time depending on market conditions, liquidity needs or other factors. The Board of Directors, based on such re-evaluations, may suspend, terminate, modify or cancel the program at any time without notice.

Results of Operation

Net Interest Income and Net Interest Margin (fully taxable equivalent basis)

Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $45,000 and $70,000 in taxable-equivalent interest income on tax-free investments for the three month periods ended June 30, 2013 and 2012, respectively.

Net interest income for the three months ended June 30, 2013 was $7,623,000, a $224,000, or 3.0%, increase from net interest income of $7,399,000 for the same period in 2012. Interest income decreased $464,000, or 5.5%, to $8,026,000 for the three month period ended June 30, 2013 compared to the same period in 2012, due primarily to both a decrease in rates earned on loans and securities and a decrease in average securities which was partially offset by an increase in average loan balances. The Company had foregone interest income for the loans placed on nonaccrual status of $50,000 during the three months ended June 30, 2013 compared to $203,000 for the same period in 2012. Average loans outstanding during the three months ended June 30, 2013 increased $42,037,000, or 9.4%, to $491,252,000 compared to the same period in 2012. This higher loan volume increased interest income by $594,000. The average yield earned on the loan portfolio decreased 41 basis points to 5.24% for the three months ended June 30, 2013. This decrease in yield decreased interest income for the three months ended June 30, 2013 by $502,000. The total increase to interest income from the loan portfolio was $92,000 for the three months ended June 30, 2013. The average balance of the investment portfolio decreased $33,692,000, or 10.1%, which accounted for a $247,000 reduction in interest income and a decrease in average yield of the investment portfolio of 44 basis points reduced interest income by $304,000.

Interest expense for the three months ended June 30, 2013 compared to the same period in 2012, decreased $688,000, or 63.1%, to $403,000. The average rate paid on other borrowed funds decreased 381 basis points to 2.30% for the period ended June 30, 2013 compared to 6.11% for the same period in 2012, resulting in a decrease to interest expense of $221,000 along with a decrease in average other borrowed funds of $8,614,000 which reduced interest expense by $132,000. The average rates paid on time deposits decreased 44 basis points to 0.44% and reduced interest expense by $176,000 along with a decrease in average time deposits of $42,851,000 which reduced interest expense by $94,000 for the period ended June 30, 2013.

The net interest margin for the three months ended June 30, 2013 increased 10 basis points to 3.77% from 3.67% for the same period in 2012 and a 4 basis point decrease from the 3.81% net interest margin for the linked quarter ended March 31, 2013.

The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)
	Three months ended June 30, 2013			Three months ended June 30, 2012
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$20,786	0.23%	$12	$27,049	0.25%	$17
Investment securities:
Taxable	290,563	2.02%	1,465	320,264	2.43%	1,943
Tax exempt (1)	8,238	6.48%	133	12,229	6.76%	206
Total investments	298,801	2.15%	1,598	332,493	2.59%	2,149
Loans (2)(3)	491,252	5.24%	6,416	449,215	5.65%	6,324
Total earning assets	810,839	3.97%	8,026	808,757	4.21%	8,490

Nonearning assets	105,675			111,090
Allowance for loan losses	(9,591)			(12,098)
Total nonearning assets	96,084			98,992

Total assets	$906,923			$907,749

Liabilities and Stockholders' Equity
Interest bearing liabilities:
Transaction accounts	$194,034	0.04%	$18	$179,726	0.08%	$34
Savings and money market	244,943	0.12%	76	222,669	0.23%	125
Time certificates	159,564	0.44%	175	202,415	0.88%	445
Other borrowed funds	23,347	2.30%	134	31,961	6.11%	487
Total interest bearing liabilities	621,888	0.26%	403	636,771	0.69%	1,091
Demand deposits	167,757			157,268
Other liabilities	20,088			21,299
Total liabilities	809,733			815,338
Stockholders' equity	97,190			92,411

Total liabilities and stockholders' equity	$906,923			$907,749
Net interest income			$7,623			$7,399
Net interest spread		3.71%			3.52%
Net interest margin		3.77%			3.67%

(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2) Loans on nonaccrual status have been included in the computations of averages balances.
(3) Includes loan fees of $72 and $89 for the three months ended June 30, 2013 and 2012, respectively.

Net interest income for the six months ended June 30, 2013 was $15,114,000, a $249,000, or 1.7%, increase from net interest income of $14,865,000 for the same period in 2012. The Company had foregone interest income for the loans placed on nonaccrual status of $135,000 during the six months ended June 30, 2013 compared to $357,000 for the same period in 2012. The average loans outstanding during the six months ended June 30, 2013 increased $37,505,000, or 8.3%, to $487,852,000. This higher loan volume increased interest income by $1,069,000. The average yield earned on the loan portfolio decreased 42 basis points to 5.28% for the six months ended June 30, 2013. This decrease in yield decreased interest income by $1,081,000. The net decrease in interest income from the loan portfolio was $12,000. The average balance of the investment portfolio decreased $39,073,000, or 11.8%, which accounted for a $557,000 decrease in interest income and a decrease in average yield of the investment portfolio of 45 basis points reduced interest income by $641,000.

Interest expense for the six months ended June 30, 2013 decreased $1,473,000, or 63.8%, to $835,000 compared to the same period in 2012. The average rate paid on other borrowed funds decreased 370 basis points to 2.39% for the six month period ended June 30, 2013 compared to 6.09% for the same period in 2012, resulting in a decrease to interest expense of $415,000 along with a decrease in average other borrowed funds of $9,457,000 which reduced interest expense by $288,000. The average rates paid on time deposits decreased 48 basis points to 0.47% and reduced interest expense by $396,000 along with a decrease in average time deposits of $44,794,000 which reduced interest expense by $213,000 for the period ended June 30, 2013.

The net interest margin for the six months ended June 30, 2013 increased 14 basis points to 3.78% from 3.64% for the same period in 2012. The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated (these items have been adjusted to give effect to $100,000 and $144,000 in taxable-equivalent interest income on tax-free investments for the six month periods ended June 30, 2013 and 2012, respectively):

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)
	Six months ended June 30, 2013			Six months ended June 30, 2012
	Average Balance	Yield/Rate	InterestAmount	Average Balance	Yield/Rate	InterestAmount

Assets
Earning assets:
Federal funds sold	$26,916	0.23%	$31	$38,000	0.24%	$45
Investment securities:
Taxable	283,020	2.02%	2,841	318,520	2.46%	3,910
Tax exempt (1)	9,034	6.59%	295	12,607	6.74%	424
Total investments	292,054	2.17%	3,136	331,127	2.62%	4,334
Loans (2)(3)	487,852	5.28%	12,782	450,347	5.70%	12,794
Total earning assets	806,822	3.99%	15,949	819,474	4.20%	17,173

Nonearning assets	105,291			104,851
Allowance for loan losses	(10,036)			(12,363)
Total nonearning assets	95,255			92,488

Total assets	$902,077			$911,962

Liabilities and Stockholders' Equity
Interest bearing liabilities:
Transaction accounts	$191,102	0.04%	$36	$177,863	0.09%	$81
Savings and money market	242,690	0.13%	154	221,199	0.24%	270
Time certificates	162,863	0.47%	378	207,657	0.95%	987
Other borrowed funds	22,504	2.39%	267	31,961	6.09%	970
Total interest bearing liabilities	619,159	0.27%	835	638,680	0.72%	2,308
Demand deposits	167,606			157,826
Other liabilities	18,473			23,888
Total liabilities	805,238			820,394
Stockholders' equity	96,839			91,568
Total liabilities and stockholders' equity	$902,077			$911,962
Net interest income			$15,114			$14,865
Net interest spread		3.72%			3.48%
Net interest margin		3.78%			3.64%

(1) Tax-equivalent basis; non-taxable securities are exempt from federal taxation.
(2) Loans on nonaccrual status have been included in the computations of averages balances.
(3) Includes loan fees of $190 and $127 for the six months ended June 30, 2013 and 2012, respectively.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate
(Dollars in thousands)	Three months ended June 30, 2013 compared with Three months ended June 30, 2012			Six months ended June 30, 2013 compared with Six months ended June 30, 2012
	Average Volume	Average Yield/Rate	Total Increase (Decrease)	Average Volume	Average Yield/Rate	Total Increase (Decrease)
Interest Income
Interest on Federal funds sold	$(4)	$(1)	$(5)	$(13)	$(1)	$(14)
Interest on investments:
Taxable securities	(180)	(298)	(478)	(437)	(632)	(1,069)
Tax exempt securities (1)	(67)	(6)	(73)	(120)	(9)	(129)
Total investments	(247)	(304)	(551)	(557)	(641)	(1,198)
Interest on loans	594	(502)	92	1,069	(1,081)	(12)
Total interest income	343	(807)	(464)	499	(1,723)	(1,224)

Interest Expense
Transaction accounts	$3	$(19)	$(16)	$6	$(51)	$(45)
Savings and money market	13	(62)	(49)	26	(142)	(116)
Time deposits	(94)	(176)	(270)	(213)	(396)	(609)
Other borrowed funds	(132)	(221)	(353)	(288)	(415)	(703)
Total interest expense	(210)	(478)	(688)	(469)	(1,004)	(1,473)

Total change in net interest income	$553	$(329)	$224	$968	$(719)	$249

(1) Taxable equivalent

Provision for Loan Losses

The provision for loan losses reflects changes in the credit quality of the entire loan portfolio. The provision for loan losses is recorded to bring the allowance for loan losses to a level considered appropriate by management based on factors which are discussed under “Allowance for Loan Losses” starting on page 41.

The Company did not record a provision for loan losses for the three and six months ended June 30, 2013 compared to a provision for loan losses of $1,000,000 and $1,400,000 for the same periods in 2012. The process for determining allowance adequacy and the resultant provision for loan losses includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic environment and activity. The decision to not record a provision for the three months ended June 30, 2013 reflects management’s assessment of the overall adequacy of the allowance for loan losses including the consideration of the level of nonperforming loans, other trends in the quality and performance of our loan portfolio, and other general economic factors. Management believes that the current level of allowance for loan losses as of June 30, 2013 of $9,527,000, or 1.89% of total loans, is adequate at this time. The allowance for loan losses was $10,458,000, or 2.12% of total loans, at December 31, 2012. For further information regarding our allowance for loan losses, see “Allowance for Loan Losses” starting on page 41.

Noninterest Income

The following table is a summary of the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service charges on deposit accounts	$971	$1,136	$1,923	$2,188
Other fees and charges	1,108	1,321	2,228	2,518
Gain on sale of loans	920	684	1,845	1,089
Gain on sales or calls of securities, net	—	968	543	959
Increase in cash value of life insurance	319	359	782	683
Other	333	219	659	509
Total	$3,651	$4,687	$7,980	$7,946

Noninterest income for the three months ended June 30, 2013 decreased $1,036,000, or 22.1%, to $3,651,000 compared to $4,687,000 for the same period in 2012. Service charges on deposits decreased by $165,000 to $971,000 for the three months ended June 30, 2013 compared to $1,136,000 for the same period in 2012 and other fees and charges decreased $213,000 to $1,108,000 for the three months ended June 30, 2013 compared to $1,321,000 for the same period in 2012. The Company had a $920,000 gain on sale of loans for the quarter ended June 30, 2013, an increase of $236,000 compared to $684,000 for the same period in 2012. Of the $920,000 gain on sale of loans for the second quarter of 2013, the sale of mortgage loans was $700,000 and the sale of SBA loans was $220,000 compared to the sale of mortgage loans of $620,000 and the sale of SBA loans of $64,000 for the same period in 2012. The Company did not record gains on sale of securities for the three months ended June 30, 2013 compared to a $968,000 gain on sale of securities for the same period in 2012.

Noninterest income for the six months ended June 30, 2013 increased $34,000 to $7,980,000 compared to $7,946,000 for the same period in 2012. Service charges on deposits decreased by $265,000 to $1,923,000 for the six months ended June 30, 2013 compared to $2,188,000 for the same period in 2012 and other fees and charges decreased $290,000 to $2,228,000 for the six months ended June 30, 2013 compared to $2,518,000 for the same period in 2012. The Company had a $1,845,000 gain on sale of loans for the quarter ended June 30, 2013, an increase of $756,000 compared to $1,089,000 for the same period in 2012 due primarily to a gain on sale of mortgage loans. Of the $1,845,000 gain on sale of loans for the second quarter of 2013, the sale of mortgage loans was $1,457,000 and the sale of SBA loans was $388,000 compared to the sale of mortgage loans of $983,000 and the sale of SBA loans of $106,000 for the same period in 2012. The Company had a $543,000 gain on sale of securities for the six months ended June 30, 2013, as compared to a gain on sale of securities of $959,000 for the same period in 2012.

Noninterest Expense

The following table is a summary of the Company’s noninterest expense for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Salaries and employee benefits	$5,077	$5,051	$10,239	$10,108
Other real estate owned expense	990	342	1,366	976
Data processing	666	632	1,327	1,249
Occupancy expense	615	620	1,248	1,260
Professional services	295	334	564	621
Loan expense	249	217	554	345
Director expense	227	160	420	298
FDIC and state assessments	213	176	431	489
Furniture and equipment expense	202	227	422	472
Marketing expense	136	138	286	333
ATM and on-line banking	129	211	268	461
Operations expense	118	123	234	240
Printing and supplies	117	116	244	240
Postage	117	123	239	244
Messenger	103	115	209	228
Amortization of intangibles	37	37	73	73
Other	645	606	1,700	1,247
Total	$9,936	$9,228	$19,824	$18,884

Noninterest expense increased $708,000, or 7.7%, to $9,936,000 for the second quarter of 2013 from $9,228,000 for the second quarter in 2012. OREO expense increased $648,000 to $990,000, for the second quarter of 2013 compared to $342,000 for the same period in 2012, and FDIC and state assessments increased $37,000 to $213,000 for the second quarter of 2013, compared to $176,000 for the same period in 2012. All other expenses increased $23,000 to $8,733,000 for the second quarter 2013 compared to $8,710,000 for the same period in 2012.

Noninterest expense increased $940,000, or 5.0%, to $19,824,000 for the six months ended June 30, 2013 from $18,884,000 for the same period in 2012. OREO expense increased $390,000 to $1,366,000, for the six months ended June 30, 2013 compared to $976,000 for the same period in 2012, and FDIC and state assessments decreased $58,000 to $431,000 for the six months ended June 30, 2013, compared to $489,000 for the same period in 2012. Increases in OREO expenses primarily related to an increase in provisioning for losses to $884,000 compared to $561,000 for the six months ended June 30, 2013 and 2012, respectively, due to deterioration in the appraised value of real estate. All other expenses increased $608,000 to $18,027,000 for the six months ended June 30, 2013 compared to $17,419,000 for the same period in 2012 due to the recording of $560,000 in additional reserves for expenses to be incurred during 2013 in connection with the settlement of a compliance exam conducted by the Federal Reserve Bank of San Francisco in 2010. The final report of examination was received by NVB during the quarter ended June 30, 2013 and the total reserve has been set at $1,260,000.

Income Taxes

The Company recorded a provision for income taxes of $399,000 and $1,015,000, resulting in an effective tax rate of 30.9% and 32.0% for the three and six months ended June 30, 2013, respectively. This compares to a provision for income taxes of $527,000 and $642,000, resulting in an effective tax rate of 29.5% and 26.9% for the three and six months ended June 30, 2012, respectively. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated “Enterprise Zones”.

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

The deferred tax assets will continue to be analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly. At June 30, 2013 and December 31, 2012, there was no valuation allowance recorded against deferred tax assets.

Financial Condition as of June 30, 2013 As Compared to December 31, 2012

Overview

Total assets at June 30, 2013 increased $15,415,000, or 1.7%, to $917,758,000, compared to $902,343,000 at December 31, 2012. Loans, net of deferred loan fees, increased $12,063,000, or 2.5%, to $504,274,000 at June 30, 2013 from $492,211,000 at December 31, 2012. Investment securities increased $20,485,000, or 7.2%, to $306,300,000 at June 30, 2013 from $285,815,000 at December 31, 2012. The Company did not sell Fed Funds as of June 30, 2013 as compared to $15,865,000 at December 31, 2012, and had other borrowed funds of $22,025,000 at June 30, 2013 compared to zero at December 31, 2012.

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

Loans, the Company's primary component of earning assets, increased $12,063,000 during the six months ended June 30, 2013 to $504,274,000 at June 30, 2013 from $492,211,000 at December 31, 2012. Commercial loans increased by $2,976,000 and real estate commercial loans increased by $23,576,000. These increases were partially offset by decreases in real estate construction loans of $4,468,000, real estate mortgage loans of $5,716,000, other loans, primarily home equity loans, of $3,394,000, and installment loans of $663,000.

The Company's average loan to deposit ratio was 64.11% for the six months ended June 30, 2013 compared to 62.9% for the quarter ended December 31, 2012. The increase in the Company’s average loan to deposit ratio was driven by the increase in total average loans of $9,254,000.

Major classifications of loans are summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Commercial	$49,054	$46,078
Real estate - commercial	319,206	295,630
Real estate - construction	18,535	23,003
Real estate - mortgage	68,637	74,353
Installment	6,026	6,689
Other	42,547	45,941
Gross loans	504,005	491,694
Deferred loan fees, net	269	517
Allowance for loan losses	(9,527)	(10,458)
Total loans, net	$494,747	$481,753

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

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated (in thousands):

	As of June 30, 2013			As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allocated allowance
Commercial	$175	$175	$—	$585	$586	$—
Real estate - commercial	5,002	5,309	—	2,778	2,974	—
Real estate - construction	860	870	—	1,210	1,273	—
Real estate - mortgage	1,173	1,203	—	684	736	—
Installment	116	134	—	122	138	—
Other	253	266	—	111	120	—
Subtotal	7,579	7,957	—	5,490	5,827	—

With allocated allowance
Commercial	473	485	88	—	—	—
Real estate - commercial	—	—	—	184	217	171
Real estate - construction	—	—	—	161	161	18
Real estate - mortgage	164	164	164	—	—	—
Other	140	140	140	—	—	—
Subtotal	777	789	392	345	378	189
Total Impaired Loans	$8,356	$8,746	$392	$5,835	$6,205	$189

 The following table presents the average balance related to impaired loans for the period indicated (in thousands):

	For the three months ended June 30,
	2013		2012
	Average Book Balance	Interest Income Recognized	Average Book Balance	Interest Income Recognized

Commercial	$438	$—	$1,143	$—
Real estate - commercial	5,357	21	5,989	—
Real estate - construction	874	6	8,388	—
Real estate - mortgage	1,371	10	950	—
Installment	144	1	140	—
Other	407	—	124	—
Total	$8,591	$38	$16,734	$—

	For the six months ended June 30,
	2013		2012
	Average Book Balance	Interest Income Recognized	Average Book Balance	Interest Income Recognized

Commercial	$455	$—	$1,173	$—
Real estate - commercial	5,370	41	6,119	—
Real estate - construction	877	13	8,394	—
Real estate - mortgage	1,379	20	964	—
Installment	145	2	144	—
Other	408	—	138	—
Total	$8,634	$76	$16,932	$—

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or when a loan becomes contractually past due by 90 days or more with respect to interest or principal (except that when management believes a loan is well secured and in the process of collection, interest accruals are continued on loans deemed by management to be fully collectible). When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest and borrower has made timely payments for a minimum period of six months.

Nonperforming assets are summarized as follows (in thousands):

	June 30, 2012	December 31, 2012
Nonaccrual loans	$5,871	$5,835

Loans past due 90 days or more and still accruing interest	—	—
Total nonperforming loans	5,871	5,835
Other real estate owned	16,324	22,423
Total nonperforming assets	$22,195	$28,258

Nonaccrual loans to total gross loans	1.16%	1.19%
Nonperforming loans to total gross loans	1.16%	1.19%
Total nonperforming assets to total assets	2.42%	3.13%

At June 30, 2013 and December 31, 2012, the recorded investment in nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) was approximately $5,871,000 and $5,835,000, respectively. The Company had $392,000 of specific allowance for loan losses on impaired loans of $777,000 at June 30, 2013 as compared to $189,000 of specific allowance for loan losses on impaired loans of $345,000 at December 31, 2012. Nonperforming assets (nonperforming loans and OREO) totaled $22,195,000 at June 30, 2013, a decrease of $6,063,000 from the total at December 31, 2012.

If interest on nonaccrual loans had been accrued, such income would have approximated $135,000 and $357,000, respectively for the six month periods ended June 30, 2013 and 2012.

At June 30, 2013 there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

The composition of nonaccrual loans as of June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012 was as follows (in thousands):

	June 2013		March 2013		December 2012		September 2012
		% of		% of		% of		% of
	Amount	total	Amount	total	Amount	total	Amount	total
Commercial	$648	11.0%	$563	8.7%	$585	10.0%	$800	6.9%
Real estate - commercial	3,669	62.5%	4,355	67.5%	2,962	50.8%	7,663	66.2%
Real estate - construction	450	7.7%	770	11.9%	1,371	23.5%	1,760	15.2%
Real estate - mortgage	622	10.6%	513	8.0%	684	11.7%	966	8.3%
Installment	89	1.5%	93	1.4%	122	2.1%	109	0.9%
Other	393	6.7%	155	2.4%	111	1.9%	275	2.4%
Total nonaccrual loans	$5,871	100.0%	$6,449	100.0%	$5,835	100.0%	$11,573	100.0%

At June 30, 2013, there were eight real-estate-commercial loans totaling $3,669,000, or 62.5%, of the nonaccrual loans. The largest real estate-commercial loan is for a commercial real estate property located in Sacramento County for $1,231,000. Charge-offs of $720,000 have been taken on this loan and no specific reserve has been established for this loan. The remaining seven real estate-commercial loans total $2,438,000 (approximate average loan balance of $348,000). Charge-offs of $583,000 have been taken on these loans and no specific reserves have been established for these loans.

At June 30, 2013, nonaccrual real-estate-construction loans totaled $450,000, or 7.7%, of the nonaccrual loans. There are two loans that make up the balance. The first loan is a residential construction loan for $325,000. Charge-offs of $286,000 have been taken on this loan and no specific reserve has been established. The second loan is a commercial land loan totaling $125,000. Charge-offs of $71,000 have been taken on this loan and no specific reserve has been established.

At June 30, 2013, net carrying value of other real estate owned decreased $6,099,000 to $16,324,000 from $22,423,000 at December 31, 2012. During the six month period ending June 30, 2013, the Company transferred five properties into OREO totaling $777,000, sold eight properties totaling $5,745,000, had write-downs of OREO of $883,000, and recorded loss on sale of OREO of $248,000. As part of the financial close process, valuations of OREO are performed by management and write-downs are recorded as warranted. At June 30, 2013, OREO was comprised of twenty properties which consisted of the following: three residential construction properties totaling $3,064,000, nine residential land parcels totaling $11,141,000, one commercial land parcel for $301,000, one commercial construction property totaling $161,000, three non-farm non-residential properties totaling $181,000 and three residential properties totaling $1,476,000.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of June 30, 2013
	Accruing Interest
	Current	30-89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual	Total

Commercial	$48,406	$—	$—	$648	$49,054
Real estate - commercial	315,464	73	—	3,669	319,206
Real estate - construction	18,085	—	—	450	18,535
Real estate - mortgage	67,993	22	—	622	68,637
Installment	5,890	47	—	89	6,026
Other	42,154	—	—	393	42,547
Total	$497,992	$142	$—	$5,871	$504,005

	As of December 31, 2012
	Accruing Interest
	Current	30-89 Days Past Due	Greater than 90 Days Past Due	Nonaccrual	Total

Commercial	$45,473	$20	$—	$585	$46,078
Real estate - commercial	292,505	163	—	2,962	295,630
Real estate - construction	21,436	196	—	1,371	23,003
Real estate - mortgage	72,907	762	—	684	74,353
Installment	6,529	38	—	122	6,689
Other	45,581	249	—	111	45,941
Total	$484,431	$1,428	$—	$5,835	$491,694

A troubled debt restructuring (“TDRs”) is a formal modification of the terms of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

At June 30, 2013, accruing TDRs were $2,485,000 and non-accrual TDRs were $1,170,000 compared to accruing TDRs of $2,414,000 and non-accrual TDRs of $1,072,000 at December 31, 2012. At June 30, 2013, there were no specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. There are no commitments to lend additional amounts at June 30, 2013 to customers with outstanding loans that are classified as troubled debt restructurings. There were no TDRs that subsequently defaulted during the twelve months following the modification of terms.

The following table present loans that were modified and recorded as TDRs for the three and six months ended June 30, 2013 and 2012.

	For the three months ended June 30, 2013			For the six months ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—	1	$45	$45
Real estate - commercial	—	$—	$—	1	$290	$290
Real estate-construction	—	$—	$—	1	$77	$77
Real estate - mortgage	1	$201	$201	1	$201	$201
Other	1	$48	$48	1	$48	$48

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$1,076	$1,076	1	$1,076	$1,076
Real estate - commercial	2	$278	$278	2	$278	$278
Installment	1	$25	$25	2	$73	$73

A summary of TDRs by type of concession and by type of loan as of June 30, 2013 and December 31, 2012, is shown below:

	June 30, 2013

Accruing TDRs	Number of Contracts	Rate Reduction	Maturity Extension	Rate Reduction and Maturity Extension	Total
Real estate - commercial	5	$—	$199	$1,133	$1,332
Real estate - construction	2	$—	$411	$—	$411
Real estate - mortgage	2	$—	$295	$420	$715
Installment	1	$—	$—	$27	$27

	June 30, 2013
Nonaccrual TDRs	Number of Contracts	Rate Reduction	Maturity Extension	Rate Reduction and Maturity Extension	Total
Commercial	2	$—	$—	$518	$518
Real estate - commercial	1	$—	$—	$290	$290
Real estate - mortgage	1	$—	$—	$201	$201
Installment	3	$—	$—	$89	$89
Other	2	$—	$—	$72	$72

	December 31, 2012
Accruing TDRs	Number of Contracts	Rate Reduction	Maturity Extension	Rate Reduction and Maturity Extension	Total
Real estate - commercial	5	$202	$—	$1,148	$1,350
Real estate-construction	1	$—	$343	$—	$343
Real estate - mortgage	2	$—	$298	$423	$721

	December 31, 2012
Nonaccrual TDRs	Number of Contracts	Rate Reduction	Maturity Extension	Rate Reduction and Maturity Extension	Total
Commercial	1	$—	$—	$529	$529
Real estate-construction	2	$327	$71	$—	$398
Installment	4	$—	$—	$120	$120
Other	1	$—	$—	$25	$25

Allowance for Loan Losses

The following table shows the changes in the allowance for loan losses were as follows (in thousands):

	For the three months ended June 30, 2013
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance March 31, 2013	$1,170	$5,720	$595	$938	$87	$676	$465	$9,651
Charge-offs	(26)	(3)	—	(46)	(17)	(55)		(147)
Recoveries	16	—	1	2	4	—		23
Provisions for loan losses	(313)	(230)	(157)	26	93	299	282	—
Balance June 30, 2013	$847	$5,487	$439	$920	$167	$920	$747	$9,527

	For the three months ended June 30, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance March 31, 2012	$1,376	$6,847	$1,350	$1,045	$154	$811	$691	$12,274
Charge-offs	(86)	(1,178)	(126)	(190)	(45)	(47)		(1,672)
Recoveries	14	2	37	36	41	—		130
Provisions for loan losses	(44)	915	126	34	(9)	4	(26)	1,000
Balance June 30, 2012	$1,260	$6,586	$1,387	$925	$141	$768	$665	$11,732

	For the six months ended June 30, 2013
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2012	$843	$6,295	$690	$982	$98	$721	$829	$10,458
Charge-offs	(109)	(440)	(369)	(202)	(28)	(55)		(1,203)
Recoveries	258	—	3	2	9	—		272
Provisions for loan losses	(145)	(368)	115	138	88	254	(82)	—
Balance June 30, 2013	$847	$5,487	$439	$920	$167	$920	$747	$9,527

	As of June 30, 2013
Reserve to impaired loans	$88	$—	$—	$164	$—	$140		$392
Reserve to non-impaired loans	$759	$5,487	$439	$756	$167	$780	$747	$9,135

	For the six months ended June 30, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2011	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656
Charge-offs	(206)	(1,617)	(330)	(190)	(142)	(72)		(2,557)
Recoveries	26	63	37	36	65	6		233
Provisions for loan losses	107	612	641	144	33	98	(235)	1,400
Balance June 30, 2012	$1,260	$6,586	$1,387	$925	$141	$768	$665	$11,732

	As of June 30, 2012
Reserve to impaired loans	$240	$99	$529	$35	$—	$—		$903
Reserve to non-impaired loans	$1,020	$6,487	$858	$890	$141	$768	$665	$10,829

	As of December 31, 2012
Reserve to impaired loans	$—	$171	$18	$—	$—	$—		$189
Reserve to non-impaired loans	$843	$6,124	$672	$982	$98	$721	$829	$10,269

The following table shows the loan portfolio by segment was as follows (in thousands):

	As of June 30, 2013
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total

Total Loans	$49,054	$319,206	$18,535	$68,637	$6,026	$42,547	$504,005
Impaired Loans	$648	$5,002	$860	$1,337	$116	$393	$8,356
Non-impaired loans	$48,406	$314,204	$17,675	$67,300	$5,910	$42,154	$495,649

	As of December 31, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total

Total Loans	$46,078	$295,630	$23,003	$74,353	$6,689	$45,941	$491,694
Impaired Loans	$585	$2,962	$1,371	$684	$122	$111	$5,835
Non-impaired loans	$45,493	$292,668	$21,632	$73,669	$6,567	$45,830	$485,859

The following table shows the loan portfolio allocated by management's internal risk ratings (in thousands):

	As of June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$46,828	$1,035	$1,191	$—	$49,054
Real estate - commercial	304,743	2,780	11,683	—	319,206
Real estate - construction	18,037	—	498	—	18,535
Real estate - mortgage	67,596	—	1,041	—	68,637
Installment	5,907	—	119	—	6,026
Other	41,957	—	590	—	42,547
Total	$485,068	$3,815	$15,122	$—	$504,005

	As of December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$44,486	$129	$1,463	$—	$46,078
Real estate - commercial	278,834	—	16,796	—	295,630
Real estate - construction	21,386	—	1,617	—	23,003
Real estate - mortgage	71,973	—	2,380	—	74,353
Installment	6,562	—	127	—	6,689
Other	45,658	—	283	—	45,941
Total	$468,899	$129	$22,666	$—	$491,694

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the probable incurred losses in the loan portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan loss experience, and the Company’s underwriting policies. At June 30, 2013, there was a change in the Bank’s method of calculating the historical loss factors applied to loans identified as “homogenous segments” of the loan portfolio as follows: Losses from the past twelve quarters are applied to loan pools based on a “Migration Analysis” method. The method calculates Net Charge Offs (charge offs less corresponding recoveries) and measures them against average balances in loan pools based on the risk grade in effect on charged-off loans four quarters prior to the actual charge off date. The logic behind this four quarter “look back” is to account for management’s estimate of the typical time lapse between the recognition of the problem loan and the recognition of some or all of the loan as uncollectable. In addition, the loss ratios are calculated using “factored” logic which systematically reduces the Net Charge Off value so that charge offs occurring in older periods do not have as much weight as more recent charge offs. Previously, management utilized a methodology which also utilized the Company’s charge-off history from the previous twelve quarters but did not consider the risk grade of those loans related to the charge-off. This modification had the effect of increasing the quantitative loss component of the allowance by $1,446,000. Management of the Company believes that, given the recent trends in historical losses and the correlation of those losses with a loans identified risk grade, that incorporation of a migration analysis in the current and future analyses was a prudent refinement of the allowance methodology. In addition, management believe that the decreases in overall level of the allowance for loan losses over the past several quarters is directionally consistent with the improving credit quality trends of the loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover the probable incurred losses in loans receivable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. The Company also engages a third party credit review consultant to analyze the Company’s loan loss adequacy periodically. In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

The allowance for loan losses is comprised of several components including the specific, formula and unallocated allowance relating to loans in the loan portfolio. Our methodology for determining the allowance for loan losses consists of several key elements, which include:

●	Specific Allowances. A specific allowance is established when management has identified unique or particular risks that were related to a specific loan that demonstrated risk characteristics consistent with impairment. Specific allowances are established when management can estimate the amount of an impairment of a loan.

●	Formula Allowance. The formula allowance is calculated using a “Migration Analysis” method as defined above applied to homogenous pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and such other data as management believes to be pertinent. Management, also, considers a variety of subjective factors, including regional economic and business conditions that impact important segments of our portfolio, loan growth rates, the depth and skill of lending staff, the interest rate environment, and the results of bank regulatory examinations and findings of our internal credit examiners to establish the formula allowance.

●	Unallocated Allowance. The unallocated loan loss allowance represents an amount for imprecision or uncertainty that is inherent in estimates used to determine the allowance.

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet and was $146,000 and $143,000 for the periods ended June 30, 2013 and December 31, 2012, respectively.

Deposits

Total deposits decreased $3,525,000 to $765,055,000 at June 30, 2013 compared to $768,580,000 at December 31, 2012. During the six months ended June 30, 2013, savings and money market deposits increased $6,910,000 and interest-bearing demand deposits increased $8,757,000, while noninterest-bearing demand deposits decreased $4,736,000 and certificates of deposit decreased $14,456,000. There were no changes in the deposit products or deposit promotions offered by the Company during the six months ended June 30, 2013.

	June 30, 2013	December 31, 2012
Noninterest-bearing demand	$173,119	$177,855
Interest-bearing demand	194,072	185,315
Savings and money market	239,944	233,034
Time certificates	157,920	172,376
Total deposits	$765,055	$768,580

Capital Resources

The Company maintains capital to support future growth and maintain financial strength while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders' equity decreased $3,415,000 to $92,746,000 as of June 30, 2013, as compared to $96,161,000 at December 31, 2012. The decrease was the result of net income of $2,155,000, a change in accumulated other comprehensive loss of $5,761,000 and stock based compensation expense of $191,000, all during the first six months of 2013. Under current regulations, management believes that the Company meets all capital adequacy requirements.

On June 26, 2013, the Company announced that its Board of Directors has authorized the repurchase of up to 5% of the Company’s outstanding common shares, or approximately 340,000 shares. During the six month period ended June 30, 2013, there were no repurchases of common stock. Future repurchases will be made from time to time by the Company in the open market, or privately negotiated transactions, as conditions allow. All open market transactions will be structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under this program will be retired. The number, price and timing of the repurchases shall be at the Company’s sole discretion and the program will be re-evaluated from time to time depending on market conditions, liquidity needs or other factors. The Board of Directors, based on such re-evaluations, may suspend, terminate, modify or cancel the program at any time without notice.

The Company’s and NVB’s capital amounts and risk-based capital ratios are presented below (in thousands).

			For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Actual		Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
As of June 30, 2013
Total capital (to risk weighted assets)	$116,607	18.58%	$50,208	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$108,740	17.33%	$25,099	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$108,740	12.11%	$35,917	4.00%	N/A	N/A

As of December 31, 2012:
Total capital (to risk weighted assets)	$113,028	18.28%	$49,465	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$105,211	17.01%	$24,741	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$105,211	11.77%	$35,756	4.00%	N/A	N/A

North Valley Bank
As of June 30, 2013:
Total capital (to risk weighted assets)	$115,864	18.48%	$50,158	8.00%	$62,697	10.00%
Tier 1 capital (to risk weighted assets)	$108,005	17.23%	$25,074	4.00%	$37,611	6.00%
Tier 1 capital (to average assets)	$108,005	12.04%	$35,882	4.00%	$44,853	5.00%

As of December 31, 2012:
Total capital (to risk weighted assets)	$112,938	18.26%	$49,480	8.00%	$61,850	10.00%
Tier 1 capital (to risk weighted assets)	$105,122	17.00%	$24,735	4.00%	$37,102	6.00%
Tier 1 capital (to average assets)	$105,122	11.76%	$35,756	4.00%	$44,695	5.00%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. As of June 30, 2013, $21,651,000 was outstanding in the form of subordinated debentures issued by the Company. Unused lines of credit with correspondent banks to provide federal funds of $10,000,000 as of June 30, 2013 were also available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank providing additional unused borrowing capacity of $260,527,000 secured by certain loans and investment securities as of June 30, 2013. The Company also has an unused line of credit with the Federal Reserve Bank of San Francisco of $2,632,000 secured by investment securities.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, Federal funds sold and available for sale investment securities) totaled $327,731,000 and $324,334,000 (or 35.7% and 35.9% of total assets) at June 30, 2013 and December 31, 2012, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $691,109,000 and $686,544,000 at June 30, 2013 and December 31, 2012, respectively.

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

The hypothetical impact of sudden interest rate shocks applied to the Company’s asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base level) from various sudden rate changes. This exercise is valuable in identifying risk exposures. The results for the Company’s most recent simulation analysis indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of June 30, 2013.

For this simulation analysis, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has not been a material change in the Company’s market risk profile for the six months ended June 30, 2013 compared to December 31, 2012. Please see discussion under the caption “Interest Rate Sensitivity” on page 44.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2013. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Date August 5, 2013

By:

/s/ Michael J. Cushman
Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin R. Watson
Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)

