Form 10-Q
period 2013-09-30
NORTH VALLEY BANCORP
filed 2013-11-12
CIK 353191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 2013.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Transition Period From ______________ to ______________

Commission file number 0-10652

NORTH VALLEY BANCORP

(Exact name of registrant as specified in its charter)

California	94-2751350
(State or other jurisdiction	(IRS Employer ID Number)
of incorporation or organization)

300 Park Marina Circle, Redding, CA	96001
(Address of principal executive offices)	(Zip code)

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

Common Stock – 6,836,632 shares as of November 8, 2013.

INDEX

NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data) (Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents:
Cash and due from banks	$23,780	$22,654
Federal funds sold	2,345	15,865
Total cash and cash equivalents	26,125	38,519

Time deposits at other financial institutions	2,219	2,219
Investment securities available-for-sale, at fair value	293,627	285,815
Investment securities held-to-maturity, at amortized cost	6	6

Loans	509,092	492,211
Less: Allowance for loan losses	(9,312)	(10,458)
Net loans	499,780	481,753

Premises and equipment, net	8,572	9,181
Accrued interest receivable	2,166	2,217
Other real estate owned	15,045	22,423
FHLB and FRB stock and other nonmarketable securities	8,402	8,313
Bank-owned life insurance policies	36,941	36,045
Core deposit intangibles, net	146	255
Other assets	19,418	15,597

TOTAL ASSETS	$912,447	$902,343

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$184,471	$177,855
Interest-bearing	595,299	590,725
Total deposits	779,770	768,580

Accrued interest payable and other liabilities	15,952	15,951
Subordinated debentures	21,651	21,651
Total liabilities	817,373	806,182

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; no shares outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, no par value: authorized 60,000,000 shares; outstanding 6,836,632 and 6,835,192 at September 30, 2013 and December 31, 2012, respectively	98,817	98,495
Accumulated deficit	(1,265)	(4,000)
Accumulated other comprehensive (loss) income, net of tax	(2,478)	1,666
Total stockholders’ equity	95,074	96,161

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$912,447	$902,343

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data) (Unaudited)

	Three months ended September 30,
	2013	2012
Interest income
Loans, including fees	$6,462	$6,663
Taxable securities	1,597	1,622
Tax exempt securities	103	131
Federal funds sold and repurchase agreements	3	10
Total interest income	8,165	8,426

Interest expense
Deposits	257	462
Other borrowed funds	—	8
Subordinated debentures	134	243
Total interest expense	391	713

Net interest income	7,774	7,713

Provision for loan losses	—	700

Net interest income after provision for loan losses	7,774	7,013

Noninterest income
Service charges on deposit accounts	959	1,086
Other fees and charges	1,152	1,102
Earnings on cash surrender value of life insurance policies	343	340
Gain on sale of loans, net	596	769
Gain on sales or calls of securities, net	5	697
Other	154	210
Total noninterest income	3,209	4,204

Noninterest expense
Salaries and employee benefits	5,084	5,005
Occupancy expense	629	651
Furniture and equipment expense	223	237
FDIC and state assessments	207	212
Other real estate owned expense	1,226	817
Other	2,667	2,837
Total noninterest expenses	10,036	9,759

Income before provision (benefit) for income taxes	947	1,458

Provision (benefit) for income taxes	367	(2,546)

Net income	$580	$4,004

Earnings per share
Basic and diluted income per share	$0.08	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data) (Unaudited)

	Nine months ended September 30,
	2013	2012
Interest income
Loans, including fees	$19,244	$19,457
Taxable securities	4,438	5,532
Tax exempt securities	298	411
Federal funds sold and repurchase agreements	34	55
Total interest income	24,014	25,455

Interest expense
Deposits	825	1,800
Other borrowed funds	1	8
Subordinated debentures	400	1,213
Total interest expense	1,226	3,021

Net interest income	22,788	22,434

Provision for loan losses	—	2,100

Net interest income after provision for loan losses	22,788	20,334

Noninterest income
Service charges on deposit accounts	2,882	3,274
Other fees and charges	3,380	3,620
Earnings on cash surrender value of life insurance policies	1,125	1,023
Gain on sale of loans, net	2,441	1,858
Gain on sales or calls of securities, net	548	1,656
Other	813	719
Total noninterest income	11,189	12,150

Noninterest expense
Salaries and employee benefits	15,323	15,113
Occupancy expense	1,877	1,911
Furniture and equipment expense	645	709
FDIC and state assessments	638	701
Other real estate owned expense	2,592	1,793
Other	8,785	8,416
Total noninterest expenses	29,860	28,643

Income before provision (benefit) for income taxes	4,117	3,841

Provision (benefit) for income taxes	1,382	(1,904)

Net income	$2,735	$5,745

Earnings per share
Basic and diluted income per share	$0.40	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income	$580	$4,004	$2,735	$5,745
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	2,674	1,471	(7,843)	5,279
Tax effect	(1,096)	(603)	3,216	(2,164)
Reclassification adjustment for gains included in gain on sales or calls of securities, net	(5)	(697)	(548)	(1,656)
Provision for income taxes	2	286	225	679
Net of tax	1,575	457	(4,950)	2,138
Defined benefit pension plans
Net gain arising during the period	—	34	1,146	103
Tax effect	—	(14)	(470)	(42)
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits	72	—	220	—
Benefit for income taxes	(30)	—	(90)	—
Net of tax	42	20	806	61
Total other comprehensive income (loss)	1,617	477	(4,144)	2,199
Comprehensive income (loss)	$2,197	$4,481	$(1,409)	$7,944

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands except per share data) (Unaudited)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,735	$5,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	760	808
Amortization of premium on securities, net	1,320	1,616
Amortization of core deposit intangible	109	109
Provision for loan losses	—	2,100
Net losses on sale and write-down of other real estate owned	2,273	1,487
Gain on sale of loans	(2,441)	(1,858)
Gain on sales or calls of securities	(548)	(1,656)
(Gain) loss on sale of premises and equipment	(73)	1
Stock-based compensation expense	322	158
Effect of changes in:
Accrued interest receivable	51	261
Other assets	(1,837)	(4,634)
Accrued interest payable and other liabilities	1,854	(1,838)
Proceeds from sales of loan originated for sale	69,922	64,882
Loans originated for sale	(70,514)	(65,509)
Net cash provided by operating activities	3,933	1,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of time deposits at other financial institutions	—	(251)
Purchases of available-for-sale securities	(91,054)	(142,049)
Proceeds from sales/calls of available-for-sale securities	18,700	110,579
Proceeds from maturities of available-for-sale securities	55,380	48,314
Purchases of FHLB and FRB stock and other securities	(89)	(269)
Purchases of jumbo residential mortgages	—	(33,325)
Net increase in loans	(15,812)	(8,688)
Proceeds from sales of other real estate owned	5,436	4,414
Purchases of premises and equipment	(375)	(1,451)
Proceeds from sales of premises and equipment	297	—
Net cash used in investing activities	(27,517)	(22,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	11,190	(7,763)
Net change in other borrowed funds	—	(10,310)
Net cash provided by (used in) financing activities	11,190	(18,073)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,394)	(39,127)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,519	58,968
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,125	$19,841

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$1,252	$7,874
Income taxes paid	$670	$122

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$818	$7,484

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2013.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost of securities and their approximate fair value were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2013
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$19,669	$—	$(991)	$18,678
Obligations of state and political subdivisions	6,692	192	(31)	6,853
Government sponsored agency mortgage-backed securities	261,085	3,566	(4,308)	260,343
Corporate debt securities	6,000	—	(1,230)	4,770
Equity securities	3,000	—	(17)	2,983
	$296,446	$3,758	$(6,577)	$293,627
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$6	$—	$—	$6

December 31, 2012
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$21,003	$115	$—	$21,118
Obligations of state and political subdivisions	10,698	499	—	11,197
Government sponsored agency mortgage-backed securities	239,543	6,152	(64)	245,631
Corporate debt securities	6,000	—	(1,244)	4,756
Equity securities	3,000	113	—	3,113
	$280,244	$6,879	$(1,308)	$285,815
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$6	$—	$—	$6

For the three months ended September 30, 2013 and 2012 there were $5,000 and $697,000, respectively, in gross realized gains on sales or calls of available for sale securities. For the three months ended September 30, 2013 and 2012 there were no gross realized losses on sales or calls of securities categorized as available for sale securities. For the three months ended September 30, 2013 and 2012 there were $1,615,000 and $32,140,000 in gross proceeds from sales or calls of available for sale securities. There were no sales or transfers of held to maturity securities for the three months ended September 30, 2013 and 2012. For the three months ended September 30, 2013 and 2012, there were no gross proceeds from maturities or calls of held to maturity securities.

For the nine months ended September 30, 2013 and 2012 there were $548,000 and $1,665,000, respectively, in gross realized gains on sales or calls of available for sale securities. For the nine months ended September 30, 2013 there were no gross realized losses on sales or calls of securities categorized as available for sale securities. For the nine months ended September 30, 2012 there were $9,000 in gross realized losses on sales or calls of securities categorized as available for sale securities. For the nine months ended September 30, 2013 and 2012 there were $18,700,000 and $110,579,000, respectively, in gross proceeds from sales or calls of available for sale securities. There were no sales or transfers of held to maturity securities for the nine months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, there were no gross proceeds from maturities or calls of held to maturity securities. Expected maturities of all investment securities are consistent with those reported in the December 31, 2012 Form 10-K.

At September 30, 2013 and December 31, 2012, securities having fair value amounts of approximately $285,444,000 and $276,308,000, respectively, were pledged to secure public deposits, short-term borrowings, treasury, tax and loan balances and for other purposes required by law or contract. The Company pledges most of its securities at the Federal Home Loan Bank (“FHLB”) to provide borrowing capacity. See “Liquidity” on page 44.

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

A summary of investments securities in an unrealized loss for less than twelve months and twelve months or longer is as follows (in thousands).

	As of September 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities
Obligations of U.S. government sponsored agencies	$18,678	$(991)	$—	$—	18,678	(991)
Obligations of state and political subdivisions	1,151	(31)	—	—	1,151	(31)
Government sponsored agency mortgage-backed securities	138,511	(4,308)	—	—	138,511	(4,308)
Corporate debt securities	—	—	4,770	(1,230)	4,770	(1,230)
Equity securities	2,983	(17)	—	—	2,983	(17)
Total impaired securities	$161,323	$(5,347)	$4,770	$(1,230)	$166,093	$(6,577)

	As of December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities
Government sponsored agency mortgage-backed securities	$34,878	$(64)	$—	$—	$34,878	$(64)
Corporate debt securities	—	—	4,756	(1,244)	4,756	(1,244)
Total impaired securities	$34,878	$(64)	$4,756	$(1,244)	$39,634	$(1,308)

As of September 30, 2013 and December 31, 2012, there were two corporate debt securities in a loss position for twelve months or more. There is a current active market for these securities and management believes that the unrealized losses on the Company’s investment in these corporate debt securities is due to the yield of the securities and is not attributable to changes in credit quality. The two corporate debt securities are each a $3,000,000 single-issuer trust preferred security issued by two separate large publicly-traded financial institutions. The securities are tied to the front-end of the yield curve, three-month LIBOR (a short-term interest rate) and have a spread over that. In addition, the payments on both of these securities have been made as agreed and are considered current. The Company does not intend to sell and does not believe it will be required to sell these securities and expects a full recovery of value. The Company did not consider these investments to be other-than-temporarily impaired at September 30, 2013 or December 31, 2012.

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

NOTE 3 – LOANS

The Company originates loans for business, consumer and real estate activities and for equipment purchases. Such loans are concentrated in the Company’s market areas which consist of Yolo, Placer, Sonoma, Shasta, Humboldt, Mendocino, Trinity and Del Norte Counties and neighboring communities. Major classifications of loans were as follows (in thousands):

	September 30,	December 31,
	2013	2012
Commercial	$48,903	$46,078
Real estate - commercial	328,967	295,630
Real estate - construction	19,281	23,003
Real estate - mortgage	65,790	74,353
Installment	5,560	6,689
Other	40,771	45,941
Gross loans	509,272	491,694
Deferred loan (fees) costs, net	(180)	517
Allowance for loan losses	(9,312)	(10,458)
Total loans, net	$499,780	$481,753

Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB, FRB, and certain correspondent banks. Pledged loans totaled $95,107,000 and $116,929,000 at September 30, 2013 and December 31, 2012, respectively.

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated (in thousands):

	As of September 30, 2013			As of December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no allocated allowance
Commercial	$566	$587	$—	$585	$586	$—
Real estate - commercial	4,283	4,348	—	2,778	2,974	—
Real estate - construction	843	864	—	1,210	1,273	—
Real estate - mortgage	1,171	1,194	—	684	736	—
Installment	110	127	—	122	138	—
Other	311	326	—	111	120	—
Subtotal	7,284	7,446	—	5,490	5,827	—

With allocated allowance
Commercial	16	16	16	—	—	—
Real estate - commercial	—	—	—	184	217	171
Real estate - construction	—	—	—	161	161	18
Real estate - mortgage	164	164	164	—	—	—
Subtotal	180	180	180	345	378	189
Total Impaired Loans	$7,464	$7,626	$180	$5,835	$6,205	$189
11

The following table presents the average balance and interest income recognized related to impaired loans for the period indicated (in thousands):

	For the three months ended September 30,
	2013		2012
	Average Book	Interest Income	Average Book	Interest Income
	Balance	Recognized	Balance	Recognized

Commercial	$372	$—	$938	$—
Real estate - commercial	4,704	21	7,780	—
Real estate - construction	869	6	1,766	—
Real estate - mortgage	1,393	13	986	—
Installment	138	—	123	—
Other	327	—	277	—
Total	$7,803	$40	$11,870	$—

	For the nine months ended September 30,
	2013		2012
	Average Book	Interest Income	Average Book	Interest Income
	Balance	Recognized	Balance	Recognized

Commercial	$430	$—	$1,043	$—
Real estate - commercial	4,722	35	7,942	—
Real estate - construction	874	19	1,780	—
Real estate - mortgage	1,404	33	1,006	—
Installment	140	—	133	—
Other	330	—	287	—
Total	$7,900	$87	$12,191	$—

Nonperforming loans include all such loans that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans are summarized as follows (in thousands):

	September 30,	December 31,
	2013	2012
Nonaccrual loans	$5,216	$5,835
Loans 90 days past due or more but still accruing interest	—	—
Total nonperforming loans	$5,216	$5,835

Nonaccrual loans to total gross loans	1.02%	1.19%
Nonperforming loans to total gross loans	1.02%	1.19%
12

If interest on nonaccrual loans had been accrued, such income would have approximated $36,000 and $138,000 for the three months ended September 30, 2013 and 2012, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $171,000 and $495,000 for the nine months ended September 30, 2013 and 2012, respectively.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of September 30, 2013
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$48,168	$153	$—	$582	$48,903
Real estate - commercial	325,503	73	—	3,391	328,967
Real estate - construction	18,843	—	—	438	19,281
Real estate - mortgage	64,766	612	—	412	65,790
Installment	5,469	9	—	82	5,560
Other	40,434	26	—	311	40,771
Total	$503,183	$873	$—	$5,216	$509,272

	As of December 31, 2012
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$45,473	$20	$—	$585	$46,078
Real estate - commercial	292,505	163	—	2,962	295,630
Real estate - construction	21,436	196	—	1,371	23,003
Real estate - mortgage	72,907	762	—	684	74,353
Installment	6,529	38	—	122	6,689
Other	45,581	249	—	111	45,941
Total	$484,431	$1,428	$—	$5,835	$491,694

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

At September 30, 2013, accruing TDRs were $2,248,000 and nonaccrual TDRs were $952,000 compared to accruing TDRs of $2,414,000 and nonaccrual TDRs of $1,072,000 at December 31, 2012. At September 30, 2013, there were no specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. There are no commitments to lend additional amounts at September 30, 2013 to customers with outstanding loans that are classified as troubled debt restructurings. There were no TDRs that subsequently defaulted during the twelve months following the modification of terms.

13

The following table presents loans that were modified and recorded as TDRs for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30, 2013			Three months ended September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	2	$140	$140	—	$—	$—
Real estate - construction	1	$114	$114	—	$—	$—
Real estate - mortgage	1	$116	$116	1	$425	$425
Other	—	$—	$—	1	$26	$26

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	3	$181	$181	1	$800	$800
Real estate - commercial	1	$438	$438	2	$269	$269
Real estate - construction	1	$114	$114	—	$—	$—
Real estate - mortgage	2	$326	$326	1	$425	$425
Installment	—	$—	$—	2	$70	$70
Other	1	$47	$47	1	$26	$26

A summary of TDRs by type of concession and by type of loan as of September 30, 2013 and December 31, 2012, is shown below:

	September 30, 2013
Accruing TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Real estate - commercial	5	$—	$197	$696	$893
Real estate - construction	2	$—	$405	$—	$405
Real estate - mortgage	3	$—	$294	$628	$922
Installment	1	$—	$—	$28	$28

	September 30, 2013
Nonaccrual TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Commercial	4	$16	$—	$566	$582
Real estate - commercial	—	$—	$—	$—	$—
Real estate - construction	1	$—	$114	$—	$114
Real estate - mortgage	1	$—	$—	$116	$116
Installment	3	$—	$—	$70	$70
Other	2	$—	$—	$70	$70

	December 31, 2012
Accruing TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Real estate - commercial	5	$202	$—	$1,148	$1,350
Real estate - construction	1	$—	$343	$—	$343
Real estate - mortgage	2	$—	$298	$423	$721

	December 31, 2012
Nonaccrual TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Commercial	1	$—	$—	$529	$529
Real estate-construction	2	$327	$71	$—	$398
Installment	4	$—	$—	$120	$120
Other	1	$—	$—	$25	$25
14

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The following table shows the changes in the allowance for loan losses (in thousands):

	For the three months ended September 30, 2013
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance June 30, 2013	$847	$5,487	$439	$920	$167	$920	$747	$9,527
Charge-offs	(22)	—	(20)	(34)	(40)	(174)		(290)
Recoveries	18	48	—	1	8	—		75
Provisions for loan losses	(93)	138	16	(23)	15	110	(163)	—
Balance September 30, 2013	$750	$5,673	$435	$864	$150	$856	$584	$9,312

	For the three months ended September 30, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance June 30, 2012	$1,260	$6,586	$1,387	$925	$141	$768	$665	$11,732
Charge-offs	(250)	(113)	(492)	(143)	(48)	(48)		(1,094)
Recoveries	13	—	43	1	29	3		89
Provisions for loan losses	(261)	435	(23)	422	—	60	67	700
Balance September 30, 2012	$762	$6,908	$915	$1,205	$122	$783	$732	$11,427

	For the nine months ended September 30, 2013
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2012	$843	$6,295	$690	$982	$98	$721	$829	$10,458
Charge-offs	(131)	(438)	(389)	(236)	(68)	(229)		(1,491)
Recoveries	276	46	3	3	17	—		345
Provisions for loan losses	(238)	(230)	131	115	103	364	(245)	—
Balance September 30, 2013	$750	$5,673	$435	$864	$150	$856	$584	$9,312

	As of September 30, 2013
Reserve to impaired loans	$16	$—	$—	$164	$—	$—	$—	$180
Reserve to non-impaired loans	$734	$5,673	$435	$700	$150	$856	$584	$9,132

	For the nine months ended September 30, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2011	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656
Charge-offs	(456)	(1,730)	(822)	(333)	(190)	(120)		(3,651)
Recoveries	39	63	80	37	94	9		322
Provisions for loan losses	(154)	1,047	618	566	33	158	(168)	2,100
Balance September 30, 2012	$762	$6,908	$915	$1,205	$122	$783	$732	$11,427

	As of September 30, 2012
Reserve to impaired loans	$—	$417	$—	$50	$—	$—		$467
Reserve to non-impaired loans	$762	$6,491	$915	$1,155	$122	$783	$732	$10,960

	As of December 31, 2012
Reserve to impaired loans	$—	$171	$18	$—	$—	$—		$189
Reserve to non-impaired loans	$843	$6,124	$672	$982	$98	$721	$829	$10,269

The following table shows the loan portfolio by segment as follows (in thousands):

	As of September 30, 2013
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total

Total Loans	$48,903	$328,967	$19,281	$65,790	$5,560	$40,771	$509,272
Impaired Loans	$582	$4,283	$843	$1,335	$110	$311	$7,464
Non-impaired loans	$48,321	$324,684	$18,438	$64,455	$5,450	$40,460	$501,808

	As of December 31, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total

Total Loans	$46,078	$295,630	$23,003	$74,353	$6,689	$45,941	$491,694
Impaired Loans	$585	$2,962	$1,371	$684	$122	$111	$5,835
Non-impaired loans	$45,493	$292,668	$21,632	$73,669	$6,567	$45,830	$485,859
15

The following table shows the loan portfolio allocated by management’s internal risk ratings as defined in Footnote 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (in thousands):

	As of September 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$47,201	$726	$976	$—	$48,903
Real estate - commercial	315,132	3,238	10,597	—	328,967
Real estate - construction	18,843	—	438	—	19,281
Real estate - mortgage	64,750	—	1,040	—	65,790
Installment	5,448	—	112	—	5,560
Other	40,263	—	508	—	40,771
Total	$491,637	$3,964	$13,671	$—	$509,272

	As of December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$44,486	$129	$1,463	$—	$46,078
Real estate - commercial	278,834	—	16,796	—	295,630
Real estate - construction	21,386	—	1,617	—	23,003
Real estate - mortgage	71,973	—	2,380	—	74,353
Installment	6,562	—	127	—	6,689
Other	45,658	—	283	—	45,941
Total	$468,899	$129	$22,666	$—	$491,694

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the probable incurred losses in the loan portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan loss experience, and the Company’s underwriting policies. During the second quarter of 2013, there was a change in the Bank’s method of calculating the historical loss factors applied to loans identified as “homogenous segments” of the loan portfolio as follows: Losses from the past twelve quarters are applied to loan pools based on a “Migration Analysis” method. The method calculates Net Charge Offs (charge offs less corresponding recoveries) and measures them against average balances in loan pools based on the risk grade in effect on charged-off loans four quarters prior to the actual charge off date. The logic behind this four quarter “look back” is to account for management’s estimate of the typical time lapse between the recognition of the problem loan and the recognition of some or all of the loan as uncollectable. In addition, the loss ratios are calculated using “factored” logic which systematically reduces the Net Charge Off value so that charge offs occurring in older periods do not have as much weight as more recent charge offs. Management of the Company believes that, given the recent trends in historical losses and the correlation of those losses with a loans identified risk grade, that incorporation of a migration analysis in the current and future analyses was a prudent refinement of the allowance methodology. In addition, management believes that the decreases in the overall level of the allowance for loan losses over the past several quarters is directionally consistent with the improving credit quality trends of the loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover the probable incurred losses in loans receivable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. The Company also engages a third party credit review consultant to analyze the Company’s loan loss adequacy periodically. In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

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
16

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet and was $146,000 and $143,000 for the periods ended September 30, 2013 and December 31, 2012, respectively.

NOTE 5 – OTHER REAL ESTATE OWNED

The Company had $15,045,000 and $22,423,000 in other real estate owned (“OREO”) at September 30, 2013 and December 31, 2012, respectively. Below is a table with details of the changes in OREO (in thousands):

	September 30,	December 31,
	2013	2012
Beginning Balance	$22,423	$20,106
Properties transferred in	818	12,239
Sales of property	(5,923)	(6,889)
Loss on sale or writedown of property	(2,273)	(3,033)
Total	$15,045	$22,423

Subsequent to September 30, 2013, the Company sold eight OREO properties located in Sonoma County at their recorded value of $9,885,000 which resulted in no additional gain or loss. The transaction closed on October 29, 2013.

The following table presents the components of OREO expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Operating expenses	$85	$79	$319	$306
Provision for losses	1,139	749	2,023	1,310
Net, loss (gain) on disposal	2	(11)	250	177
Total other real estate owned expense	$1,226	$817	$2,592	$1,793

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

The trust preferred securities issued by the trusts are currently included in Tier 1 capital in the amount of $21,000,000 for purposes of determining Leverage, Tier 1 and Total Risk-Based capital ratios for the periods ending September 30, 2013 and December 31, 2012.

The following table summarizes the terms of each subordinated debenture issuance for the periods ending September 30, 2013 and December 31, 2012 (dollars in thousands):

			Fixed or
	Date		Variable	Current	Rate	Redemption
Series	Issued	Maturity	Rate	Rate	Index	Date	Amount
North Valley Capital Trust II	4/10/03	4/24/33	Variable	3.52%	LIBOR + 3.25%	4/24/08	6,186
North Valley Capital Trust III	5/5/04	4/24/34	Variable	3.06%	LIBOR + 2.80%	7/23/09	5,155
North Valley Capital Statutory Trust IV	12/29/05	3/15/36	Variable	1.58%	LIBOR + 1.33%	3/15/11	10,310
							$21,651
17

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. At September 30, 2013 and December 31, 2012, unrecognized tax benefits totaled $519,000.

During the quarter ended September 30, 2012, the Company recorded a $2,546,000 income tax benefit, which was the net result of reversing the state deferred tax asset valuation allowance of $4,277,000 less a $1,347,000 increase in federal deferred tax liabilities against the three and nine months ended September 30, 2012 current period tax expense. The deferred tax asset valuation allowance was established in 2010 due to the Company’s prior net operating losses, its inability to meet its financial projections and because of elevated levels of credit losses. To determine if the benefit of its net deferred tax asset will more likely than not be realized, the Company’s management analyzed both positive and negative evidence that may affect the realization of the deferred tax asset. Management of the Company determined that it was more likely than not that all of its net deferred tax asset would be realized.

Net deferred tax assets totaled $15,226,000 and $12,346,000 at September 30, 2013 and December 31, 2012, respectively.

NOTE 8 – PENSION PLAN BENEFITS

The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Total contributions paid were $63,000 for the three months ended September 30, 2013 and 2012. Components of net periodic benefit cost for the Company’s supplemental nonqualified defined benefit plans for the three and nine months ended September 30, 2013 and 2012 are presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Components of net periodic benefits cost:	2013	2012	2013	2012
Service cost	$171	$150	$512	$451
Interest cost	93	84	279	251
Prior service amortization	25	25	74	74
Recognized net actuarial loss	48	10	146	30
Total components of net periodic cost	$337	$269	$1,011	$806

	September 30, 2013	December 31, 2012

Total Liability of Pension Plan Benefits	$8,900	$9,443
18

NOTE 9 – STOCK-BASED COMPENSATION

Stock Option Plans

At September 30, 2013, the Company had two shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan. A total of 601,925 shares were authorized under all plans at September 30, 2013. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. As provided in the 1998 Employee Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. Pursuant to the 1998 Employee Stock Incentive Plan there were outstanding options to purchase 51,930 shares of Common Stock at September 30, 2013. The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs. Under the 2008 Stock Incentive Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under all plans, options may be exercised over a ten year term. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted after the fourth quarter in 2008 the vesting period is five years. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. The shares of Common Stock authorized to be granted as options under the 2008 Stock Incentive Plan consist 549,995 shares of Common Stock reserved for issuance under the terms of the 2008 Stock Incentive Plan, consisting of 302,780 shares to be issued upon the exercise of options granted and still outstanding as of that date, 5,580 shares issued as stock awards and 241,635 shares reserved for future stock option grants and director stock awards at September 30, 2013. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Each outside director of the Company shall also be eligible to receive a stock award of 180 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. On September 18, 2013, the Board of Directors approved the 180 share stock award to each of the eight outside directors (total 1,440 shares) for the year 2013. The Company recognized director stock grant expense in the amount of $27,000 for the quarter ending September 30, 2013, relative to these 1,440 shares awarded to the eight outside directors. Each stock award shall be fully vested when granted to the outside director. The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors. Outstanding options under the plans are exercisable until their expiration.

Stock-based Compensation

There were no options granted in the three month period ended September 30, 2013 and 2012. There were 114,234 and 77,908 options granted for the nine month periods ended September 30, 2013 and 2012, respectively. For the three month periods ended September 30, 2013 and 2012, the compensation cost recognized for share based compensation was $131,000 and $69,000, respectively. For the nine month periods ended September 30, 2013 and 2012, the compensation cost recognized for share based compensation was $322,000 and $158,000, respectively At September 30, 2013, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $1,512,000. This cost is expected to be amortized on a straight-line basis over a weighted average period of approximately 3.9 years and will be adjusted for subsequent changes in estimated forfeitures. There were no options granted for the three month periods ended September 30, 2013 and 2012. The following table summarizes the weighted average grant date fair value of options granted for the nine month periods ended September 30, 2013 and 2012, based on the following assumptions used in a Black-Scholes Merton model.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Weighted average grant date fair value per share of option granted	N/A	N/A	$9.53	$6.28
Significant weighted average assumptions used in calculating fair value:
Expected term			6.32 years	6.49 years
Expected annual volatility			60%	59%
Expected annual dividend yield			N/A	N/A
Risk-free interest rate			1.38%	1.40%
19

A summary of outstanding stock options follows:

			Weighted
		Weighted	Average
		Average	Remaining	Exercise	Aggregate
		Exercise	Contractual	Price	Intrinsic
	Shares	Price	Term	Range	Value ($000)

Outstanding at January 1, 2013	248,822	$29.40	7 years	$9.97-$103.10	$1,160

Granted	114,234	$16.80		$16.80	$240
Exercised	—	—		—
Expired or Forfeited	(8,346)	$63.32		$23.95-$65.30

Outstanding at September 30, 2013	354,710	$24.55	7 years	$9.97-$103.10	$1,400
Fully vested and exercisable at September 30, 2013	130,008	$42.10	5 years	$9.97-$103.10	$344
Options expected to vest at September 30, 2013	224,702	$14.39	9 years	$9.97-$23.95	$1,056

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of September 30, 2013. There were no options exercised during the three and nine month periods ended September 30, 2013 and 2012.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in each component of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2013 and September 30, 2012 were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2013	$(3,238)	$(857)	$(4,095)
Net unrealized gains on securities available for sale, net of tax, $1,096	1,577	—	1,577
Reclassification adjustment for losses on securities, net of tax, $(2)	(3)	—	(3)
Net gains arising during the period, net of tax	—	—	—
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits, net of tax $30	—	43	43
Balance at September 30, 2013	$(1,664)	$(814)	$(2,478)

Balance at June 30, 2012	$4,050	$(858)	$3,192
Net unrealized gains on securities available for sale, net of tax, $603	868	—	868
Reclassification adjustment for gains on securities, net of tax, $(286)	(411)	—	(411)
Net gains arising during the period, net of tax $14	—	20	20
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits, net of tax	—	—	—
Balance at September 30, 2012	$4,507	$(838)	$3,669

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$3,286	$(1,620)	$1,666
Net unrealized losses on securities available for sale, net of tax, $(3,215)	(4,627)	—	(4,627)
Reclassification adjustment for gains on securities, net of tax, $(225)	(323)	—	(323)
Net gains arising during the period, net of tax $470	—	676	676
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits, net of tax $90	—	130	130
Balance at September 30, 2013	$(1,664)	$(814)	$(2,478)

Balance at December 31, 2011	$2,369	$(899)	$1,470
Net unrealized gains on securities available for sale, net of tax, $2,165	3,115	—	3,115
Reclassification adjustment for gains on securities, net of tax, $(679)	(977)	—	(977)
Net gains arising during the period, net of tax $42	—	61	61
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits, net of tax	—	—	—
Balance at September 30, 2012	$4,507	$(838)	$3,669
20

Changes in each component of accumulated other comprehensive income were as follows (in thousands):

Three months ended September 30, 2013
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Gains on investment securities	$5	Gain on sales or calls of securities, net
Amortization of prior service cost and net gain included in net periodic pension cost	$(73)	Salaries and employee benefits
	(68)	Total before tax
	28	Benefit for income tax
	$(40)	Net of tax

Three months ended September 30, 2012
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Gain on investment securities	$697	Gain on sales or calls of securities, net
Amortization of prior service cost and net gain included in net periodic pension cost	—	Salaries and employee benefits
	697	Total before tax
	(286)	Provision for income tax
	$411	Net of tax

Nine months ended September 30, 2013
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Gain on investment securities	$548	Gain on sales or calls of securities, net
Amortization of prior service cost and net gain included in net periodic pension cost	(220)	Salaries and employee benefits
	328	Total before tax
	(135)	Provision for income tax
	$193	Net of tax

Nine months ended September 30, 2012
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Gain on investment securities	$1,656	Gain on sales or calls of securities, net
Amortization of prior service cost and net gain included in net periodic pension cost	—	Salaries and employee benefits
	1,656	Total before tax
	(679)	Provision for income tax
	$977	Net of tax

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. Stock options for 211,802 and 249,164 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2013 and 2012 respectively, because they were anti-dilutive. Stock options for 214,302 and 249,164 shares of common stock were not considered in computing diluted earnings per common share for the nine months ended September 30, 2013 and 2012 respectively, because they were anti-dilutive.

21

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Calculation of basic earnings per share:
Numerator - net income	$580	$4,004	$2,735	$5,745
Denominator -
Weighted average common shares outstanding	6,835	6,835	6,835	6,834
Basic earnings per share	$0.08	$0.59	$0.40	$0.84

Calculation of diluted earnings per share:
Numerator - net income	$580	$4,004	$2,735	$5,745
Denominator -
Weighted average common shares outstanding	6,835	6,835	6,835	6,834
Dilutive effect of outstanding options	26	1	18	1
Weighted average common shares outstanding and common stock equivalents	6,861	6,836	6,853	6,835
Diluted earnings per share	$0.08	$0.59	$0.40	$0.84

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position, results of its operations or its cash flows.

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $5,003,000 and $4,713,000 at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, commercial and consumer lines of credit and real estate loans of approximately $39,048,000 and $35,855,000, respectively, were undisbursed. At December 31, 2012, commercial and consumer lines of credit and real estate loans of approximately $47,350,000 and $31,925,000, respectively, were undisbursed.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to real estate projects and inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Most of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2013 and December 31, 2012. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. At September 30, 2013 and December 31, 2012, the Company had a reserve for unfunded commitments of $146,000 and $143,000, respectively.

A large portion of the loan portfolio of the Company is collateralized by real estate. At September 30, 2013, real estate served as the principal source of collateral with respect to approximately 81% of the Company’s loan portfolio. At September 30, 2013, real estate construction loans totaled $19,281,000, or 4% of the total loan portfolio, commercial loans secured by real estate totaled $328,967,000, or 65% of the total loan portfolio, and real estate mortgage loans totaled $65,790,000, or 13% of the total loan portfolio. See the discussion under “Loan Portfolio” starting on page 35. A further decline in the state and national economy, in general, combined with further deterioration in real estate values in the Company’s primary operating market areas, would have an adverse effect on the value of real estate as well as other collateral securing loans, plus the ability of certain borrowers to repay their outstanding loans and the overall demand for new loans, and this could have a material impact on the Company’s financial position, results of operations or its cash flows.

22

As previously reported, NVB established a reserve in the amount of $1,260,000 for the settlement of criticisms identified in conjunction with a compliance examination conducted by the Federal Reserve Bank of San Francisco in 2010. During the quarter ended September 30, 2013, in accordance with the terms of an agreement reached with the Federal Reserve Bank of San Francisco, all of these funds were disbursed to the affected parties, as agreed, thereby ending the reserve. NVB continues to comply with the terms of the agreement reached to resolve criticisms raised by the Federal Reserve Bank of San Francisco.

On June 26, 2013, the Company announced that its Board of Directors has authorized the repurchase of up to 5% of the Company’s outstanding common shares, or approximately 340,000 shares. During the nine month period ended September 30, 2013, there were no repurchases of common shares.

NOTE 13 – FAIR VALUE MEASUREMENTS

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

●	Quoted prices in active markets for identical assets (Level 1): Inputs that are quoted unadjusted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An active market for the asset is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

●	Significant other observable inputs (Level 2): Inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity including quoted prices for similar assets or liabilities, quoted prices for securities in inactive markets and inputs derived principally from, or corroborated by, observable market data by correlation or other means.

●	Significant unobservable inputs (Level 3): Inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents assets measured at fair value on a recurring basis (in thousands).

	As of September 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$18,678	$—	$18,678	$—
Obligations of state and political subdivisions	6,853	—	6,853	—
Government sponsored agency mortgage-backed securities	260,343	—	260,343	—
Corporate debt securities	4,770	—	4,770	—
Equity securities	2,983	—	2,983	—
	$293,627	$—	$293,627	$—

	At December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$21,118	$—	$21,118	$—
Obligations of state and political subdivisions	11,197	—	11,197	—
Government sponsored agency mortgage-backed securities	245,631	—	245,631	—
Corporate debt securities	4,756	—	4,756	—
Equity securities	3,113	—	3,113	—
	$285,815	$—	$285,815	$—

Fair values for available-for-sale investment securities are based on quoted market prices for similar securities at September 30, 2013 and December 31, 2012. During the three and nine month periods ended September 30, 2013, there were no transfers between Levels 1 and 2.

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

23

					Total Losses		Total Losses
	As of September 30, 2013				Three months ended September 30,		Nine months ended September 30,
	Fair Value	Level 1	Level 2	Level 3	2013	2012	2013	2012
Impaired loans:
Commercial	$—	$—	$—	$—	$16	$—	$16	$—
Real estate - commercial	609	—	—	609	—	431	239	1,887
Real estate - construction	438	—	—	438	—	—	357	—
Real estate - mortgage	116	—	—	116	—	76	272	149
Installment	9	—	—	9	18	—	18	—
Other	171	—	—	171	34	—	71	—
OREO:
Real estate - commercial	—	—	—	—	—	92	—	92
Real estate - construction	1,644	—	—	1,644	1,100	657	1,618	790
Real estate - mortgage	219	—	—	219	39	—	39	140
Total assets measured at fair value on a nonrecurring basis	$3,206	$—	$—	$3,206	$1,207	$1,256	$2,630	$3,058

	As of December 31, 2012
	Fair Value	Level 1	Level 2	Level 3

Impaired loans:
Commercial	$585	$—	$—	$585
Real estate - commercial	2,222	—	—	2,222
Real estate - construction	143	—	—	143
Real estate - mortgage	464	—	—	464
Installment	75	—	—	75
Other	25	—	—	25
OREO:
Real estate - construction	7,360	—	—	7,360
Real estate - mortgage	184	—	—	184
Total assets measured at fair value on a nonrecurring basis	$11,058	$—	$—	$11,058

Impaired Loans – The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available, and additional discounts by management for known market factors and time since the last appraisal. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis (in thousands):

As of September 30, 2013

	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

Impaired loans:
Real estate - commercial	$609	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
Real estate - construction	$438	Comparable sales approach	Discount adjustment for differences between comparable sales	2% to 3% (3%)
Real estate - mortgage	$116	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
Other	$171	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
OREO:
Real estate - construction	$1,644	Comparable sales approach	Discount adjustment for differences between comparable sales	0% to 11% (9%)
Real estate - mortgage	$219	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
24

As of December 31, 2012

	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

Impaired loans:
Real estate - commercial	$2,222	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
Real estate - construction	$143	Comparable sales approach	Discount adjustment for differences between comparable sales	2% to 3% (3%)
Real estate - mortgage	$464	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)
OREO:
Real estate - commercial	$7,360	Comparable sales approach	Discount adjustment for differences between comparable sales	0% to 6% (6%)
Real estate - construction	$184	Comparable sales approach	Discount adjustment for differences between comparable sales	6% to 11% (9%)

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

The following assumptions were used as of September 30, 2013 and December 31, 2012 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

a)	Cash and Due From Banks – The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

b)	Federal Funds Sold – The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

c)	Time Deposits at Other Financial Institutions – The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 2.

d)	FHLB, FRB Stock and Other Securities – It was not practicable to determine the fair value of FHLB or FRB stock due to the restrictions placed on its transferability.

e)	Investment Securities – The fair value of investment securities are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Available-for-sale securities are carried at fair value.

f)	Loans – Commercial loans, residential mortgages, construction loans and direct financing leases are segmented by fixed and adjustable rate interest terms, by maturity, and by performing and nonperforming categories.

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

g)	Deposits – The fair values disclosed for noninterest-bearing and interest-bearing demand deposits and savings and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. Fair values for certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.
25

h)	Subordinated Debentures – The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

i)	Commitments to Fund Loans/Standby Letters of Credit – The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The differences between the carrying value of commitments to fund loans or standby letters of credit and their fair value are not significant and therefore not included in the following table.

j)	Accrued Interest Receivable/Payable – The carrying amounts of accrued interest approximate fair value and therefore follow the same classification as the related asset or liability.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

		Fair Value Measurements at
		September 30, 2013, Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$23,780	$23,780	$—	$—	$23,780
Federal funds sold	2,345	2,345	—	—	2,345
Time deposits at other financial institutions	2,219	—	2,219	—	2,219
FHLB, FRB and other securities	8,402				N/A
Securities:
Available-for-sale	293,627	—	293,627	—	293,627
Held-to-maturity	6	—	6	—	6
Loans	499,780	—	—	513,426	513,426
Accrued interest receivable	2,166	—	736	1,430	2,166

FINANCIAL LIABILITIES
Deposits:
Nonmaturity deposits	$626,157	$626,157	$—	$—	$626,157
Time deposits	153,613	—	153,798	—	153,798
Other borrowed funds	—	—	—	—	—
Subordinated debentures	21,651	—	—	7,927	7,927
Accrued interest payable	110	2	31	77	110
26

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

Other Real Estate Owned (“OREO”). OREO represents properties acquired through foreclosure or physical possession. Write-downs to fair value at the time of transfer to OREO are charged to allowance for loan losses. Subsequent to foreclosure, management periodically evaluates the value of OREO and records a valuation allowance for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. The reported value of OREO is based on our assessment of information available to us at the end of a reporting period and depends upon a number of factors, including our historical experience, economic conditions, and issues specific to individual properties. Management’s evaluation of these factors involves subjective estimates and judgments that may change.

Share Based Compensation. At September 30, 2013, the Company had two stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan, which are described more fully in Note 10 to the Notes to Condensed Consolidated Financial Statements. Compensation cost is recognized on all share-based payments over the requisite service periods of the awards based on the grant-date fair value of the options determined using the Black-Scholes-Merton based option valuation model. Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. For further information on the computation of the fair value of share-based payments, see Note 9 to the Notes to Condensed Consolidated Financial Statements on page 19.

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

Overview

Financial Results

(in thousands except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net interest income	$7,774	$7,713	$22,788	$22,434
Provision for loan losses	—	700	—	2,100
Noninterest income	3,209	4,204	11,189	12,150
Noninterest expense	10,036	9,759	29,860	28,643
Provision (benefit) for income taxes	367	(2,546)	1,382	(1,904)
Net income	$580	$4,004	$2,735	$5,745

Per Share Amounts
Basic Income Per Share	$0.08	$0.59	$0.40	$0.84
Diluted Income Per Share	$0.08	$0.59	$0.40	$0.84

Annualized Return on Average Assets	0.25%	1.74%	0.40%	0.84%
Annualized Return on Average Equity	2.46%	16.91%	3.82%	8.29%
29

The Company had net income of $580,000, or $0.08 per diluted share, and $2,735,000, or $0.40 per diluted share, for the three and nine months ended September 30, 2013, respectively. This compares to net income of $4,004,000, or $0.59 per diluted share, and $5,745,000, or $0.84 per diluted share, for the three and nine months ended September 30, 2012. Net income for the three and nine months ended September 30, 2012 included a $2,930,000 tax benefit resulting from the reversal of a $4,277,000 state deferred tax asset valuation allowance which was partially offset by an increase in federal deferred tax liabilities of $1,347,000. The decrease in income before taxes for three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily attributed to a decrease in gains on sale of securities, a decrease on gain on sale of loans and an increase in other real estate owned expenses partially offset by a decrease in the provision for loan losses. The Company did not record a provision for loan losses for the quarter ended September 30, 2013 compared to a provision for loan losses of $700,000 for the quarter ended September 30, 2012.

Income before taxes increased $276,000 for the nine months ended September 30, 2013, compared to the same period in 2012. The increase was primarily due to a decrease in the provision for loan losses, which was partially offset by a decrease in gains on sale of securities, and an increase in other real estate owned expenses for the nine months ended September 30, 2013 compared to the same period in 2012.

On June 26, 2013, the Company announced that its Board of Directors has authorized the repurchase of up to 5% of the Company’s outstanding common shares, or approximately 340,000 shares. During the nine month period ended September 30, 2013, there were no repurchases of common shares. Future repurchases will be made from time to time by the Company in the open market, or privately negotiated transactions, as conditions allow. All open market transactions will be structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under this program will be retired. The number, price and timing of the repurchases shall be at the Company’s sole discretion and the program will be re-evaluated from time to time depending on market conditions, liquidity needs or other factors. The Board of Directors, based on such re-evaluations, may suspend, terminate, modify or cancel the program at any time without notice.

Results of Operation

Net Interest Income and Net Interest Margin (fully taxable equivalent basis)

Net interest income is the difference between interest earned on loans, investments and other earning assets, and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $54,000 and $67,000 in taxable-equivalent interest income on tax-free investments for the three month periods ended September 30, 2013 and 2012, respectively.

Net interest income for the three months ended September 30, 2013 was $7,828,000, a $48,000, or 0.6%, increase from net interest income of $7,780,000 for the same period in 2012. Interest income decreased $274,000, or 3.2%, to $8,219,000 for the three month period ended September 30, 2013 compared to the same period in 2012, due primarily to both a decrease in rates earned on loans and a decrease in average securities which was partially offset by an increase in average loan balances. The Company had foregone interest income for the loans placed on nonaccrual status of $36,000 during the three months ended September 30, 2013 compared to $138,000 for the same period in 2012. Average loans outstanding during the three months ended September 30, 2013 increased $24,320,000, or 5.1%, to $499,920,000 compared to the same period in 2012. This higher loan volume increased interest income by $338,000. The average yield earned on the loan portfolio decreased 43 basis points to 5.13% for the three months ended September 30, 2013 compared to the same period in 2012. This decrease in yield decreased interest income for the three months ended September 30, 2013 by $539,000. The total decrease to interest income from the loan portfolio was $201,000 for the three months ended September 30, 2013. The average balance of the investment portfolio decreased $15,849,000, or 4.9%, which accounted for a $130,000 reduction in interest income offset by a slight increase in average yield of the investment portfolio of 3 basis points which increased interest income by $64,000.

Interest expense for the three months ended September 30, 2013 compared to the same period in 2012, decreased $322,000, or 45.2%, to $391,000. The average rate paid on other borrowed funds decreased 76 basis points to 2.07% for the quarter ended September 30, 2013 compared to 2.83% for the same period in 2012, resulting in a decrease to interest expense of $50,000 along with a decrease in average other borrowed funds of $9,508,000 which reduced interest expense by $67,000. The average rates paid on time deposits decreased 31 basis points to 0.41% and reduced interest expense by $122,000 along with a decrease in average time deposits of $29,349,000 which reduced interest expense by $53,000 for the quarter ended September 30, 2013.

The net interest margin for the three months ended September 30, 2013 increased 4 basis points to 3.82% from 3.78% for the same period in 2012 and an increase of 5 basis points from the 3.77% net interest margin for the linked quarter ended June 30, 2013.

The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)
	Three months ended September 30, 2013			Three months ended September 30, 2012
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$4,645	0.26%	$3	$17,770	0.22%	$10
Investment securities:
Taxable	299,956	2.11%	1,598	311,736	2.06%	1,622
Tax exempt (1)	7,594	8.15%	156	11,663	6.74%	198
Total investments	307,550	2.26%	1,754	323,399	2.23%	1,820
Loans (2)(3)	499,920	5.13%	6,462	475,600	5.56%	6,663
Total earning assets	812,115	4.02%	8,219	816,769	4.13%	8,493

Nonearning assets	104,787			107,942
Allowance for loan losses	(9,508)			(11,472)
Total nonearning assets	95,279			96,470

Total assets	$907,394			$913,239

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Transaction accounts	$194,608	0.04%	$18	$180,431	0.05%	$24
Savings and money market	244,571	0.13%	79	226,630	0.18%	103
Time certificates	155,453	0.41%	160	184,802	0.72%	335
Other borrowed funds	25,664	2.07%	134	35,172	2.83%	251
Total interest bearing liabilities	620,296	0.25%	391	627,035	0.45%	713
Demand deposits	177,400			168,658
Other liabilities	16,171			23,589
Total liabilities	813,867			819,282
Stockholders’ equity	93,527			93,957
Total liabilities and stockholders’ equity	$907,394			$913,239
Net interest income			$7,828			$7,780
Net interest spread		3.77%			3.68%
Net interest margin		3.82%			3.78%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.

(2)	Loans on nonaccrual status have been included in the computations of averages balances.

(3)	Includes loan (costs)/fees of $(36) and $113 for the three months ended September 30, 2013 and 2012, respectively.

Net interest income for the nine months ended September 30, 2013 was $22,942,000, a $296,000, or 1.3%, increase from net interest income of $22,646,000 for the same period in 2012. The Company had foregone interest income for the loans placed on nonaccrual status of $171,000 during the nine months ended September 30, 2013 compared to $495,000 for the same period in 2012. The average loans outstanding during the nine months ended September 30, 2013 increased $33,093,000, or 7.2%, to $491,919,000 compared to the same period in 2012. This higher loan volume increased interest income by $1,402,000. The average yield earned on the loan portfolio decreased 42 basis points to 5.23% for the nine months ended September 30, 2013 compared to the same period in 2012. This decrease in yield decreased interest income by $1,615,000. The net decrease in interest income from the loan portfolio was $213,000. The average balance of the investment portfolio decreased $28,560,000, or 8.8%, which accounted for a $626,000 decrease in interest income and a decrease in average yield of the investment portfolio of 32 basis points reduced interest income by $639,000 for the nine months ended September 30, 2013 compared to the same period in 2012.

Interest expense for the nine months ended September 30, 2013 decreased $1,795,000, or 59.4%, to $1,226,000 compared to the same period in 2012. The average rate paid on other borrowed funds decreased 265 basis points to 2.27% for the nine month period ended September 30, 2013 compared to 4.92% for the same period in 2012, resulting in a decrease to interest expense of $469,000 along with a decrease in average other borrowed funds of $9,507,000 which reduced interest expense by $351,000. These decreases were the result of the payoff of $10,310,000 in subordinated debentures in July 2012. The average rates paid on time deposits decreased 43 basis points to 0.45% and reduced interest expense by $523,000 along with a decrease in average time deposits of $39,617,000 which reduced interest expense by $261,000 for the nine month period ended September 30, 2013 compared to the same period in 2012.

The net interest margin for the nine months ended September 30, 2013 increased 9 basis points to 3.79% from 3.70% for the same period in 2012. The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated (these items have been adjusted to give effect to $153,000 and $212,000 in taxable-equivalent interest income on tax-free investments for the nine month periods ended September 30, 2013 and 2012, respectively):

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)
	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$19,410	0.23%	$34	$31,207	0.23%	$55
Investment securities:
Taxable	288,727	2.06%	4,439	313,546	2.35%	5,532
Tax exempt (1)	8,549	7.05%	451	12,290	6.75%	623
Total investments	297,276	2.20%	4,890	325,836	2.52%	6,155
Loans (2)(3)	491,919	5.23%	19,244	458,826	5.65%	19,457
Total earning assets	808,605	4.00%	24,168	815,869	4.19%	25,667

Nonearning assets	105,120			108,588
Allowance for loan losses	(9,858)			(12,071)
Total nonearning assets	95,262			96,517

Total assets	$903,867			$912,386

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Transaction accounts	$192,284	0.04%	$54	$178,725	0.08%	$105
Savings and money market	243,324	0.13%	233	223,022	0.22%	373
Time certificates	160,366	0.45%	538	199,983	0.88%	1,322
Other borrowed funds	23,569	2.27%	401	33,076	4.92%	1,221
Total interest bearing liabilities	619,543	0.26%	1,226	634,806	0.63%	3,021
Demand deposits	170,906			161,464
Other liabilities	17,694			23,751
Total liabilities	808,143			820,021
Stockholders’ equity	95,724			92,365
Total liabilities and stockholders’ equity	$903,867			$912,386
Net interest income			$22,942			$22,646
Net interest spread		3.74%			3.56%
Net interest margin		3.79%			3.70%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.

(2)	Loans on nonaccrual status have been included in the computations of averages balances.

(3)	Includes loan fees of $154 and $240 for the nine months ended September 30, 2013 and 2012, respectively.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate
(Dollars in thousands)	Three months ended September 30, 2013			Nine months ended September 30, 2013
	compared with			compared with
	Three months ended September 30, 2012			Nine months ended September 30, 2012
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
Interest Income
Interest on Federal funds sold	$(7)	$—	$(7)	$(20)	$(1)	$(21)
Interest on investments:
Taxable securities	(61)	37	(24)	(437)	(656)	(1,093)
Tax exempt securities (1)	(69)	27	(42)	(189)	17	(172)
Total investments	(130)	64	(66)	(626)	(639)	(1,265)
Interest on loans	338	(539)	(201)	1,402	(1,615)	(213)
Total interest income	201	(475)	(274)	756	(2,255)	(1,499)

Interest Expense
Transaction accounts	$2	$(8)	$(6)	$8	$(59)	$(51)
Savings and money market	8	(32)	(24)	33	(173)	(140)
Time deposits	(53)	(122)	(175)	(261)	(523)	(784)
Other borrowed funds	(67)	(50)	(117)	(351)	(469)	(820)
Total interest expense	(110)	(212)	(322)	(571)	(1,224)	(1,795)

Total change in net interest income	$311	$(263)	$48	$1,327	$(1,031)	$296

(1) Taxable equivalent

Provision for Loan Losses

The provision for loan losses is recorded to bring the allowance for loan losses to a level considered appropriate by management based on factors which are discussed under “Allowance for Loan Losses” starting on page 41.

The Company did not record a provision for loan losses for the three and nine months ended September 30, 2013 compared to a provision for loan losses of $700,000 and $2,100,000 for the same periods in 2012. The process for determining allowance adequacy and the resultant provision for loan losses includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic environment and activity. The decision to not record a provision for the three months ended September 30, 2013 reflects management’s assessment of the overall adequacy of the allowance for loan losses including the consideration of the level of nonperforming loans, other trends in the quality and performance of our loan portfolio, and other general economic factors. Management believes that the current level of allowance for loan losses as of September 30, 2013 of $9,312,000, or 1.83% of total loans, is adequate at this time. The allowance for loan losses was $10,458,000, or 2.12% of total loans, at December 31, 2012. For further information regarding our allowance for loan losses, see “Allowance for Loan Losses” starting on page 41.

Noninterest Income

The following table is a summary of the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service charges on deposit accounts	$959	$1,086	$2,882	$3,274
Other fees and charges	1,152	1,102	3,380	3,620
Gain on sale of loans	596	769	2,441	1,858
Gain on sales or calls of securities, net	5	697	548	1,656
Increase in cash value of life insurance	343	340	1,125	1,023
Other	154	210	813	719
Total	$3,209	$4,204	$11,189	$12,150

Noninterest income for the three months ended September 30, 2013 decreased $995,000, or 23.7%, to $3,209,000 compared to $4,204,000 for the same period in 2012. Service charges on deposits decreased by $127,000 to $959,000 for the three months ended September 30, 2013 compared to $1,086,000 for the same period in 2012 while other fees and charges increased $50,000 to $1,152,000 for the three months ended September 30, 2013 compared to $1,102,000 for the same period in 2012. The Company had a $596,000 gain on sale of loans for the quarter ended September 30, 2013, a decrease of $173,000 compared to $769,000 for the same period in 2012. Of the $596,000 gain on sale of loans for the second quarter of 2013, the sale of mortgage loans was $574,000 and the sale of SBA loans was $22,000 compared to the sale of mortgage loans of $733,000 and the sale of SBA loans of $36,000 for the same period in 2012. The Company recorded $5,000 for gains on sale of securities for the three months ended September 30, 2013 compared to a $697,000 gain on sale of securities for the same period in 2012.

Noninterest income for the nine months ended September 30, 2013 decreased $961,000 to $11,189,000 compared to $12,150,000 for the same period in 2012. Service charges on deposits decreased by $392,000 to $2,882,000 for the nine months ended September 30, 2013 compared to $3,274,000 for the same period in 2012 and other fees and charges decreased $240,000 to $3,380,000 for the nine months ended September 30, 2013 compared to $3,620,000 for the same period in 2012. The Company had a $2,441,000 gain on sale of loans for the nine months ended September 30, 2013, an increase of $583,000 compared to $1,858,000 for the same period in 2012 due primarily to a gain on sale of mortgage loans. Of the $2,441,000 gain on sale of loans for the third quarter of 2013, the sale of mortgage loans was $2,031,000 and the sale of SBA loans was $410,000 compared to the sale of mortgage loans of $1,716,000 and the sale of SBA loans of $142,000 for the same period in 2012. The Company had a $548,000 gain on sale of securities for the nine months ended September 30, 2013, as compared to a gain on sale of securities of $1,656,000 for the same period in 2012.

Noninterest Expense

The following table is a summary of the Company’s noninterest expense for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Salaries and employee benefits	$5,084	$5,005	$15,323	$15,113
Other real estate owned expense	1,226	817	2,592	1,793
Data processing	647	633	1,974	1,882
Occupancy expense	629	651	1,877	1,911
Professional services	225	331	789	952
Loan expense	237	282	791	627
Director expense	230	180	650	478
FDIC and state assessments	207	212	638	701
Furniture and equipment expense	223	237	645	709
Marketing expense	142	120	428	453
ATM and on-line banking	149	159	417	620
Operations expense	135	142	369	382
Printing and supplies	121	122	365	362
Postage	110	117	349	361
Messenger	106	112	315	340
Amortization of intangibles	36	36	109	109
Other	529	603	2,229	1,850
Total	$10,036	$9,759	$29,860	$28,643

Noninterest expense increased $277,000, or 2.8%, to $10,036,000 for the third quarter of 2013 from $9,759,000 for the third quarter of 2012. OREO expense increased $409,000 to $1,226,000, for the third quarter of 2013 compared to $817,000 for the same period in 2012. All other expenses decreased $132,000 to $8,810,000 for the third quarter of 2013 compared to $8,942,000 for the same period in 2012.

Noninterest expense increased $1,217,000, or 4.3%, to $29,860,000 for the nine months ended September 30, 2013 from $28,643,000 for the same period in 2012. OREO expense increased $799,000 to $2,592,000, for the nine months ended September 30, 2013 compared to $1,793,000 for the same period in 2012, while FDIC and state assessments decreased $63,000 to $638,000 for the nine months ended September 30, 2013, compared to $701,000 for the same period in 2012. All other expenses increased $481,000 to $26,630,000 for the nine months ended September 30, 2013 compared to $26,149,000 for the same period in 2012. As of September 30, 2013, the Company employed 321 people and had 303 full-time equivalent employees. Full-time equivalent employees at December 31, 2012 and September 30, 2012 were 316 and 323, respectively.

Income Taxes

The Company recorded a provision for income taxes of $367,000 and $1,382,000, resulting in an effective tax rate of 38.8% and 33.6% for the three and nine months ended September 30, 2013, respectively. This compares to a benefit for income taxes of $2,564,000 and $1,904,000 for the three and nine months ended September 30, 2012. The benefit for income taxes included a $2,930,000 net benefit for the three and nine month periods ended September 30, 2012, that resulted from the elimination of the $4,277,000 state deferred tax asset valuation allowance which was partially offset by an increase in federal deferred tax liabilities of $1,347,000. During the quarter ended September 30, 2013, management determined that certain available tax planning strategies would not be executed prior to December 31, 2013. As a result, management determined that certain deferred tax assets totaling approximately $205,000 would more likely than not expire prior to being utilized and therefore were charged to income tax expense. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated “Enterprise Zones”.

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

The deferred tax assets will continue to be analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly. At September 30, 2013 and December 31, 2012, there was no valuation allowance recorded against deferred tax assets.

Financial Condition as of September 30, 2013 As Compared to December 31, 2012

Overview

Total assets at September 30, 2013 increased $10,104,000, or 1.1%, to $912,447,000, compared to $902,343,000 at December 31, 2012. Loans, net of deferred loan fees, increased $16,881,000, or 3.4%, to $509,092,000 at September 30, 2013 from $492,211,000 at December 31, 2012. Investment securities increased $7,812,000, or 2.7%, to $293,633,000 at September 30, 2013 from $285,821,000 at December 31, 2012. Fed Funds sold decreased $13,520,000 to $2,345,000 as of September 30, 2013 as compared to $15,865,000 at December 31, 2012.

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

Loans, the Company’s primary component of earning assets, increased $16,881,000 during the nine months ended September 30, 2013 to $509,092,000 at September 30, 2013 from $492,211,000 at December 31, 2012. Commercial loans increased by $2,825,000 and real estate commercial loans increased by $33,337,000. These increases were partially offset by decreases in real estate construction loans of $3,722,000, real estate mortgage loans of $8,563,000, other loans, primarily home equity loans, of $5,170,000, and installment loans of $1,129,000.

The Company’s average loan to deposit ratio was 64.1% for the nine months ended September 30, 2013 compared to 60.8% for the year ended December 31, 2012. The increase in the Company’s average loan to deposit ratio was driven by the increase in total average loans of $27,272,000.

Major classifications of loans are summarized as follows (in thousands):

	September 30,	December 31,
	2013	2012
Commercial	$48,903	$46,078
Real estate - commercial	328,967	295,630
Real estate - construction	19,281	23,003
Real estate - mortgage	65,790	74,353
Installment	5,560	6,689
Other	40,771	45,941
Gross loans	509,272	491,694
Deferred loan (fees) costs, net	(180)	517
Allowance for loan losses	(9,312)	(10,458)
Total loans, net	$499,780	$481,753

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

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated (in thousands):

	As of September 30, 2013			As of December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no allocated allowance
Commercial	$566	$587	$—	$585	$586	$—
Real estate - commercial	4,283	4,348	—	2,778	2,974	—
Real estate - construction	843	864	—	1,210	1,273	—
Real estate - mortgage	1,171	1,194	—	684	736	—
Installment	110	127	—	122	138	—
Other	311	326	—	111	120	—
Subtotal	7,284	7,446	—	5,490	5,827	—

With allocated allowance
Commercial	16	16	16	—	—	—
Real estate - commercial	—	—	—	184	217	171
Real estate - construction	—	—	—	161	161	18
Real estate - mortgage	164	164	164	—	—	—
Subtotal	180	180	180	345	378	189
Total Impaired Loans	$7,464	$7,626	$180	$5,835	$6,205	$189

The following table presents the average balance related to impaired loans for the period indicated (in thousands):

	For the three months ended September 30,
	2013		2012
	Average Book	Interest Income	Average Book	Interest Income
	Balance	Recognized	Balance	Recognized

Commercial	$372	$—	$938	$—
Real estate - commercial	4,704	21	7,780	—
Real estate - construction	869	6	1,766	—
Real estate - mortgage	1,393	13	986	—
Installment	138	—	123	—
Other	327	—	277	—
Total	$7,803	$40	$11,870	$—

	For the nine months ended September 30,
	2013		2012
	Average Book	Interest Income	Average Book	Interest Income
	Balance	Recognized	Balance	Recognized

Commercial	$430	$—	$1,043	$—
Real estate - commercial	4,722	35	7,942	—
Real estate - construction	874	19	1,780	—
Real estate - mortgage	1,404	33	1,006	—
Installment	140	—	133	—
Other	330	—	287	—
Total	$7,900	$87	$12,191	$—

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

Nonperforming assets are summarized as follows (in thousands):

	September 30,	December 31,
	2013	2012
Nonaccrual loans	$5,216	$5,835
Loans past due 90 days or more and still accruing interest	—	—
Total nonperforming loans	5,216	5,835
Other real estate owned	15,045	22,423
Total nonperforming assets	$20,261	$28,258

Nonaccrual loans to total gross loans	1.02%	1.19%
Nonperforming loans to total gross loans	1.02%	1.19%
Total nonperforming assets to total assets	2.22%	3.13%

At September 30, 2013 and December 31, 2012, the recorded investment in nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) was approximately $5,216,000 and $5,835,000, respectively. The Company had $180,000 of specific allowance for loan losses on impaired loans of $180,000 at September 30, 2013 as compared to $189,000 of specific allowance for loan losses on impaired loans of $345,000 at December 31, 2012. Nonperforming assets (nonperforming loans and OREO) totaled $20,261,000 at September 30, 2013, a decrease of $7,997,000 from the total at December 31, 2012.

If interest on nonaccrual loans had been accrued, such income would have approximated $171,000 and $495,000, respectively for the nine month periods ended September 30, 2013 and 2012.

At September 30, 2013 there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

The composition of nonaccrual loans as of September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012 was as follows (in thousands):

	September		June		March		December
	2013		2013		2013		2012
		% of		% of		% of		% of
	Amount	total	Amount	total	Amount	total	Amount	total
Commercial	$582	11.2%	$648	11.0%	$563	8.7%	$585	10.0%
Real estate - commercial	3,391	65.0%	3,669	62.5%	4,355	67.5%	2,962	50.8%
Real estate - construction	438	8.4%	450	7.7%	770	11.9%	1,371	23.5%
Real estate - mortgage	412	7.9%	622	10.6%	513	8.0%	684	11.7%
Installment	82	1.6%	89	1.5%	93	1.4%	122	2.1%
Other	311	6.0%	393	6.7%	155	2.4%	111	1.9%
Total nonaccrual loans	$5,216	100.0%	$5,871	100.0%	$6,449	100.0%	$5,835	100.0%

At September 30, 2013, there were six real-estate-commercial loans on nonaccrual totaling $3,391,000, or 65.0%, of the nonaccrual loans. The largest real estate-commercial loan is for a commercial real estate property located in Sacramento County for $1,231,000. Charge-offs of $720,000 have been taken on this loan and no specific reserve has been established for this loan. The remaining five real estate-commercial loans total $2,160,000 (approximate average loan balance of $432,000). Charge-offs of $239,000 have been taken on these loans and no specific reserves have been established for these loans.

At September 30, 2013, nonaccrual real-estate-construction loans totaled $438,000, or 8.4%, of the nonaccrual loans. There are two loans that make up the balance. The first loan is a residential construction loan in Shasta County for $325,000. Charge-offs of $286,000 have been taken on this loan and no specific reserve has been established. The second loan is a commercial land loan in Yolo County totaling $113,000. Charge-offs of $71,000 have been taken on this loan and no specific reserve has been established.

At September 30, 2013, net carrying value of other real estate owned decreased $7,378,000 to $15,045,000 from $22,423,000 at December 31, 2012. During the nine month period ending September 30, 2013, the Company transferred six properties into OREO totaling $818,000, sold ten properties totaling $5,923,000, had write-downs of OREO of $2,023,000, and recorded loss on sale of OREO of $250,000. As part of the financial close process, valuations of OREO are performed by management and write-downs are recorded as warranted. At September 30, 2013, OREO was comprised of eighteen properties which consisted of the following: three residential construction properties totaling $3,064,000, nine residential land parcels totaling $10,041,000, two commercial land parcels for $343,000, one commercial construction property totaling $161,000, and three residential properties totaling $1,436,000.

Subsequent to September 30, 2013, the Company sold eight OREO properties located in Sonoma County at their recorded value of $9,885,000 which resulted in no additional gain or loss. The transaction closed on October 29, 2013.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of September 30, 2013
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$48,168	$153	$—	$582	$48,903
Real estate - commercial	325,503	73	—	3,391	328,967
Real estate - construction	18,843	—	—	438	19,281
Real estate - mortgage	64,766	612	—	412	65,790
Installment	5,469	9	—	82	5,560
Other	40,434	26	—	311	40,771
Total	$503,183	$873	$—	$5,216	$509,272

	As of December 31, 2012
	Accruing Interest
			Greater than
		30-89 Days	90 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$45,473	$20	$—	$585	$46,078
Real estate - commercial	292,505	163	—	2,962	295,630
Real estate - construction	21,436	196	—	1,371	23,003
Real estate - mortgage	72,907	762	—	684	74,353
Installment	6,529	38	—	122	6,689
Other	45,581	249	—	111	45,941
Total	$484,431	$1,428	$—	$5,835	$491,694

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

At September 30, 2013, accruing TDRs were $2,248,000 and nonaccrual TDRs were $952,000 compared to accruing TDRs of $2,414,000 and nonaccrual TDRs of $1,072,000 at December 31, 2012. At September 30, 2013, there were no specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. There are no commitments to lend additional amounts at September 30, 2013 to customers with outstanding loans that are classified as troubled debt restructurings. There were no TDRs that subsequently defaulted during the twelve months following the modification of terms.

The following table present loans that were modified and recorded as TDRs for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30, 2013			Three months ended September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	2	$140	$140	—	$—	$—
Real estate - construction	1	$114	$114	—	$—	$—
Real estate - mortgage	1	$116	$116	1	$425	$425
Other	—	$—	$—	1	$26	$26

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	3	$181	$181	1	$800	$800
Real estate - commercial	1	$438	$438	2	$269	$269
Real estate - construction	1	$114	$114	—	$—	$—
Real estate - mortgage	2	$326	$326	1	$425	$425
Installment	—	$—	$—	2	$70	$70
Other	1	$47	$47	1	$26	$26

A summary of TDRs by type of concession and by type of loan as of September 30, 2013 and December 31, 2012, is shown below:

	September 30, 2013
Accruing TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Real estate - commercial	5	$—	$197	$696	$893
Real estate - construction	2	$—	$405	$—	$405
Real estate - mortgage	3	$—	$294	$628	$922
Installment	1	$—	$—	$28	$28

	September 30, 2013
Nonaccrual TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Commercial	4	$16	$—	$566	$582
Real estate - commercial	—	$—	$—	$—	$—
Real estate - construction	1	$—	$114	$—	$114
Real estate - mortgage	1	$—	$—	$116	$116
Installment	3	$—	$—	$70	$70
Other	2	$—	$—	$70	$70

	December 31, 2012
Accruing TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Real estate - commercial	5	$202	$—	$1,148	$1,350
Real estate - construction	1	$—	$343	$—	$343
Real estate - mortgage	2	$—	$298	$423	$721

	December 31, 2012
Nonaccrual TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Commercial	1	$—	$—	$529	$529
Real estate - construction	2	$327	$71	$—	$398
Installment	4	$—	$—	$120	$120
Other	1	$—	$—	$25	$25

Allowance for Loan Losses

The following table shows the changes in the allowance for loan losses were as follows (in thousands):

	For the three months ended September 30, 2013
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance June 30, 2013	$847	$5,487	$439	$920	$167	$920	$747	$9,527
Charge-offs	(22)	—	(20)	(34)	(40)	(174)		(290)
Recoveries	18	48	—	1	8	—		75
Provisions for loan losses	(93)	138	16	(23)	15	110	(163)	—
Balance September 30, 2013	$750	$5,673	$435	$864	$150	$856	$584	$9,312

	For the three months ended September 30, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance June 30, 2012	$1,260	$6,586	$1,387	$925	$141	$768	$665	$11,732
Charge-offs	(250)	(113)	(492)	(143)	(48)	(48)		(1,094)
Recoveries	13	—	43	1	29	3		89
Provisions for loan losses	(261)	435	(23)	422	—	60	67	700
Balance September 30, 2012	$762	$6,908	$915	$1,205	$122	$783	$732	$11,427

	For the nine months ended September 30, 2013
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2012	$843	$6,295	$690	$982	$98	$721	$829	$10,458
Charge-offs	(131)	(438)	(389)	(236)	(68)	(229)		(1,491)
Recoveries	276	46	3	3	17	—		345
Provisions for loan losses	(238)	(230)	131	115	103	364	(245)	—
Balance September 30, 2013	$750	$5,673	$435	$864	$150	$856	$584	$9,312

	As of September 30, 2013
Reserve to impaired loans	$16	$—	$—	$164	$—	$—	$—	$180
Reserve to non-impaired loans	$734	$5,673	$435	$700	$150	$856	$584	$9,132

	For the nine months ended September 30, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2011	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656
Charge-offs	(456)	(1,730)	(822)	(333)	(190)	(120)		(3,651)
Recoveries	39	63	80	37	94	9		322
Provisions for loan losses	(154)	1,047	618	566	33	158	(168)	2,100
Balance September 30, 2012	$762	$6,908	$915	$1,205	$122	$783	$732	$11,427

	As of September 30, 2012
Reserve to impaired loans	$—	$417	$—	$50	$—	$—		$467
Reserve to non-impaired loans	$762	$6,491	$915	$1,155	$122	$783	$732	$10,960

	As of December 31, 2012
Reserve to impaired loans	$—	$171	$18	$—	$—	$—		$189
Reserve to non-impaired loans	$843	$6,124	$672	$982	$98	$721	$829	$10,269

The following table shows the loan portfolio by segment was as follows (in thousands):

	As of September 30, 2013
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total

Total Loans	$48,903	$328,967	$19,281	$65,790	$5,560	$40,771	$509,272
Impaired Loans	$582	$4,283	$843	$1,335	$110	$311	$7,464
Non-impaired loans	$48,321	$324,684	$18,438	$64,455	$5,450	$40,460	$501,808

	As of December 31, 2012
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Total

Total Loans	$46,078	$295,630	$23,003	$74,353	$6,689	$45,941	$491,694
Impaired Loans	$585	$2,962	$1,371	$684	$122	$111	$5,835
Non-impaired loans	$45,493	$292,668	$21,632	$73,669	$6,567	$45,830	$485,859
41

The following table shows the loan portfolio allocated by management’s internal risk ratings (in thousands):

	As of September 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$47,201	$726	$976	$—	$48,903
Real estate - commercial	315,132	3,238	10,597	—	328,967
Real estate - construction	18,843	—	438	—	19,281
Real estate - mortgage	64,750	—	1,040	—	65,790
Installment	5,448	—	112	—	5,560
Other	40,263	—	508	—	40,771
Total	$491,637	$3,964	$13,671	$—	$509,272

	As of December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$44,486	$129	$1,463	$—	$46,078
Real estate - commercial	278,834	—	16,796	—	295,630
Real estate - construction	21,386	—	1,617	—	23,003
Real estate - mortgage	71,973	—	2,380	—	74,353
Installment	6,562	—	127	—	6,689
Other	45,658	—	283	—	45,941
Total	$468,899	$129	$22,666	$—	$491,694

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the probable incurred losses in the loan portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan loss experience, and the Company’s underwriting policies. During the second quarter of 2013, there was a change in the Bank’s method of calculating the historical loss factors applied to loans identified as “homogenous segments” of the loan portfolio as follows: Losses from the past twelve quarters are applied to loan pools based on a “Migration Analysis” method. The method calculates Net Charge Offs (charge offs less corresponding recoveries) and measures them against average balances in loan pools based on the risk grade in effect on charged-off loans four quarters prior to the actual charge off date. The logic behind this four quarter “look back” is to account for management’s estimate of the typical time lapse between the recognition of the problem loan and the recognition of some or all of the loan as uncollectable. In addition, the loss ratios are calculated using “factored” logic which systematically reduces the Net Charge Off value so that charge offs occurring in older periods do not have as much weight as more recent charge offs. Management of the Company believes that, given the recent trends in historical losses and the correlation of those losses with a loans identified risk grade, that incorporation of a migration analysis in the current and future analyses was a prudent refinement of the allowance methodology. In addition, management believes that the decreases in the overall level of the allowance for loan losses over the past several quarters is directionally consistent with the improving credit quality trends of the loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover the probable incurred losses in loans receivable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. The Company also engages a third party credit review consultant to analyze the Company’s loan loss adequacy periodically. In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

The allowance for loan losses is comprised of several components including the specific, formula and unallocated allowance relating to loans in the loan portfolio. Our methodology for determining the allowance for loan losses consists of several key elements, which include:

●	Specific Allowances. A specific allowance is established when management has identified unique or particular risks that were related to a specific loan that demonstrated risk characteristics consistent with impairment. Specific allowances are established when management can estimate the amount of an impairment of a loan. As of September 30, 2013 the Company had total impaired loans of $7,464,000 of which $180,000 had $180,000 in specific allowances recorded against them. As of December 31, 2012 the Company had total impaired loans of $5,835,000 of which $345,000 had $189,000 in specific allowances recorded against them. The ratio of specific allowances to total impaired loans was 2.41% and 3.24% at September 30, 2013 and December 31, 2012, respectively.
42

●	Formula Allowance. The formula allowance is calculated using a “Migration Analysis” method as defined above applied to homogenous pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and such other data as management believes to be pertinent. Management, also, considers a variety of subjective factors, including regional economic and business conditions that impact important segments of our portfolio, loan growth rates, the depth and skill of lending staff, the interest rate environment, and the results of bank regulatory examinations and findings of our internal credit examiners to establish the formula allowance. As of September 30, 2013, the Company had total non-impaired loans of $501,808,000 for which a formula allowance totaling $9,132,000 was recorded. As of December 31, 2012 the Company had total non-impaired loans of $485,859,000 for which a formula allowance totaling $10,269,000 was recorded. The ratio of formula allowances to total non-impaired loans was 1.82% and 2.11% at September 30, 2013 and December 31, 2012, respectively. The decline in this ratio for the nine month period ended September 30, 2013 was due to the overall improvement in credit quality of the Company’s loan portfolio and more specifically, the decline in net charge-offs and reductions in the level of classified (substandard) loans.

●	Unallocated Allowance. The unallocated loan loss allowance represents an amount for imprecision or uncertainty that is inherent in estimates used to determine the allowance.

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet and was $146,000 and $143,000 at September 30, 2013 and December 31, 2012, respectively.

Deposits

Total deposits increased $11,190,000 to $779,770,000 at September 30, 2013 compared to $768,580,000 at December 31, 2012. During the nine months ended September 30, 2013, savings and money market deposits increased $11,005,000, interest-bearing demand deposits increased $12,332,000, and noninterest-bearing demand deposits increased $6,616,000 while certificates of deposit decreased $18,763,000. There were no changes in the deposit products or deposit promotions offered by the Company during the nine months ended September 30, 2013.

	September 30,	December 31,
	2013	2012
Noninterest-bearing demand	$184,471	$177,855
Interest-bearing demand	197,647	185,315
Savings and money market	244,039	233,034
Time certificates	153,613	172,376
Total deposits	$779,770	$768,580

Capital Resources

The Company maintains capital to support future growth and maintain financial strength while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity decreased $1,087,000 to $95,074,000 as of September 30, 2013, as compared to $96,161,000 at December 31, 2012. The decrease was the result of a change in accumulated other comprehensive loss of $4,144,000, which was partially offset by net income of $2,735,000 and stock based compensation expense of $322,000, all during the first nine months of 2013. Under current regulations, management believes that the Company meets all capital adequacy requirements.

On June 26, 2013, the Company announced that its Board of Directors has authorized the repurchase of up to 5% of the Company’s outstanding common shares, or approximately 340,000 shares. During the nine month period ended September 30, 2013, there were no repurchases of common stock. Future repurchases will be made from time to time by the Company in the open market, or privately negotiated transactions, as conditions allow. All open market transactions will be structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under this program will be retired. The number, price and timing of the repurchases shall be at the Company’s sole discretion and the program will be re-evaluated from time to time depending on market conditions, liquidity needs or other factors. The Board of Directors, based on such re-evaluations, may suspend, terminate, modify or cancel the program at any time without notice.

The Company’s and NVB’s capital amounts and risk-based capital ratios are presented below (in thousands).

43

					To be Well Capitalized
			For Capital		Under Prompt Corrective
			Adequacy Purposes		Action Provisions
	Actual		Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
As of September 30, 2013
Total capital (to risk weighted assets)	$117,597	18.58%	$50,634	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$109,665	17.32%	$25,327	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$109,665	12.21%	$35,926	4.00%	N/A	N/A

As of December 31, 2012:
Total capital (to risk weighted assets)	$113,028	18.28%	$49,465	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$105,211	17.01%	$24,741	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$105,211	11.77%	$35,756	4.00%	N/A	N/A

North Valley Bank
As of September 30, 2013:
Total capital (to risk weighted assets)	$117,171	18.54%	$50,559	8.00%	$63,199	10.00%
Tier 1 capital (to risk weighted assets)	$109,252	17.29%	$25,275	4.00%	$37,913	6.00%
Tier 1 capital (to average assets)	$109,252	12.17%	$35,909	4.00%	$44,886	5.00%

As of December 31, 2012:
Total capital (to risk weighted assets)	$112,938	18.26%	$49,480	8.00%	$61,850	10.00%
Tier 1 capital (to risk weighted assets)	$105,122	17.00%	$24,735	4.00%	$37,102	6.00%
Tier 1 capital (to average assets)	$105,122	11.76%	$35,756	4.00%	$44,695	5.00%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. As of September 30, 2013, $21,651,000 was outstanding in the form of subordinated debentures issued by the Company. Unused lines of credit with correspondent banks to provide federal funds of $10,000,000 as of September 30, 2013 were also available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank providing additional unused borrowing capacity of $269,119,000 secured by certain loans and investment securities as of September 30, 2013. The Company also has an unused line of credit with the Federal Reserve Bank of San Francisco of $2,333,000 secured by investment securities.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, Federal funds sold and available for sale investment securities) totaled $319,752,000 and $324,334,000 (or 35.0% and 35.9% of total assets) at September 30, 2013 and December 31, 2012, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $707,711,000 and $686,544,000 at September 30, 2013 and December 31, 2012, respectively.

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

44

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

The hypothetical impact of sudden interest rate shocks applied to the Company’s asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base level) from various sudden rate changes. This exercise is valuable in identifying risk exposures. The results for the Company’s most recent simulation analysis indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of September 30, 2013.

For this simulation analysis, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk.

45

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has not been a material change in the Company’s market risk profile for the nine months ended September 30, 2013 compared to December 31, 2012. Please see discussion under the caption “Interest Rate Sensitivity” on page 44.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2013. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

46

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

NORTH VALLEY BANCORP

(Registrant)

Date	November 8, 2013

By:

/s/ Michael J. Cushman
Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin R. Watson
Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)
47