Form 10-K
period 2013-12-31
NORTH VALLEY BANCORP
filed 2014-03-12
CIK 353191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $107,379,000 as of June 30, 2013.

The number of shares of common stock outstanding as of March 7, 2014, were 6,836,463.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

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

At December 31, 2013 the Company had $917,764,000 in total assets, $509,244,000 in total loans and $787,849,000 in total deposits. The Company does not hold deposits of any one customer or group of customers where the loss of such deposits would have a material adverse effect on the Company. The Company’s business is not seasonal.

NVB was organized in September 1972, under the laws of the State of California, and commenced operations in February 1973. NVB is principally supervised and regulated by the Commissioner of the California Department of Business Oversight (the “Commissioner”) and conducts a commercial and retail banking business, which includes accepting demand, savings, and money market rate deposit accounts and time deposits, and making commercial, real estate and consumer loans. It also issues cashier’s checks and money orders, and provides safe deposit boxes and other customary banking services. As a state-chartered insured member bank, NVB is also subject to regulation by the Board of Governors of the Federal Reserve System (the “Board of Governors”) and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount which is $250,000 per separately insured depositor. FDIC-insured deposits are our primary source of funds. As part of our asset-liability management, we analyze the maturities and interest rates of our retail deposits in order to promote stability in our supply of funds, to the extent feasible under changing market conditions. For more deposit information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Deposits.”

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

Recent Development – Proposed Merger with TriCo Bancshares

As announced by the Company on January 21, 2014 and reported in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2014 (the “Current Report”), the Company has entered into an Agreement and Plan of Merger and Reorganization dated January 21, 2014 (the “Merger Agreement”), pursuant to which the Company would merge with and into TriCo Bancshares, a California corporation (“TriCo”), with TriCo being the surviving corporation. Immediately thereafter, the Company’s subsidiary bank, North Valley Bank, would be merged with and into TriCo’s subsidiary bank, Tri Counties Bank. Under the terms of the Merger Agreement, the Company shareholders would receive a fixed exchange ratio of 0.9433 shares of TriCo common stock for each share of Company common stock, providing the Company shareholders with aggregate ownership on a pro forma basis of approximately 28.6% of the common stock of the combined company. Holders of the Company’s outstanding in-the-money stock options would receive cash, net of applicable taxes withheld, for the value of their unexercised stock options. The merger is expected to qualify as a tax-free exchange for shareholders who receive shares of TriCo common stock. The transactions contemplated by the Merger Agreement are expected to close in the second or third quarter of 2014, pending approvals of the Company shareholders and the TriCo shareholders, the receipt of all necessary regulatory approvals, and the satisfaction of other closing conditions which are customary for such transactions. For additional information, reference should be made to the text of the Agreement and Plan of Merger and Reorganization, filed as an exhibit to the Current Report, and to other information regarding TriCo and the Company, their respective businesses and the status of their proposed merger, as reported from time to time in other filings with the Securities and Exchange Commission.

Markets We Serve

The Bank’s head office is located at 300 Park Marina Circle, Redding, California 96001. As of December 31, 2013, the Bank had branch offices in Shasta County (ten branches), Trinity County (two branches), Humboldt County (five branches), Del Norte County (one branch), Yolo County (one branch), Sonoma County (one branch), Placer County (one branch) and Mendocino County (one branch). The Company views its service area as having four distinct markets:

●	The Redding market – NVB was founded in Redding, California, which is located in Shasta County, and has grown organically there since 1973. Shasta County is a mature, slow growth market that has a population of roughly 178,000. The median household income is $44,000 and the median age is 41.8 years. The unemployment rate in Shasta County as of December 2013 was 9.8%. The primary employment types are the Services Industry and Government. The major employers are the State of California – local government offices, Mercy Hospital, Shasta Regional Medical Facility and Shasta College.

●	The Coastal market – the Company acquired its presence in the coastal market (which includes Humboldt, Del Norte, Trinity, and Mendocino Counties) through the acquisition of Six Rivers National Bank in 2000. The Coastal market is a mature, slow growth market. Most of the NVB branches are small retail facilities located in rural towns, with the exception of Eureka, which is located in Humboldt County and has a population of approximately 27,000. Humboldt County has a population of approximately 135,000, median household income of $41,000, and the median age is 37.0 years. The unemployment rate in Humboldt County as of December 2013 was 7.7%. Employment has traditionally been fishing and timber resource based. The major employers are various seafood-related companies and the State of California – local government offices.
4

●	The I-80 Corridor market – the Company has a business banking office located in each of Roseville, California and Woodland, California along Interstate 80. This market is a growth market and the Company acquired its presence in this market through the acquisition of Yolo Community Bank in 2004. Roseville, which is located in Placer County, has a population of 126,000 and the county population is approximately 362,000. The county’s median household income is $73,000 and the median age 40 years. The unemployment rate in Placer County as of December 2013 was 7.4%. The local economy provides many employment types and some major employers are Kaiser Permanente, Hewlett-Packard, Sutter Health and the Union Pacific Railroad. Woodland, which is located in Yolo County, has a population of approximately 55,000 and the county population is approximately 204,000. The county’s median household income is $57,000 and the median age 30.0 years. The unemployment rate in Yolo County as of December 2013 was 8.1%. The primary employment types are agriculture, manufacturing, technology companies, services, merchants, and tourism. The major employers are the University of California at Davis, the State of California and the US Postal Service.

●	The Santa Rosa market – the Company established its presence in the Santa Rosa market through de novo branching when it opened a business banking office in 2005. Santa Rosa, which is located in Sonoma County, is a growth market. Santa Rosa has a population of 171,000 and the county population is approximately 491,000. The county’s median household income is $64,000 and the median age 38.8 years. The unemployment rate in Sonoma County as of December 2013 was 6.1%. The primary employment types are education and health services, retail trade, tourism and the wine industry. The major employers are Kaiser Permanente, St. Joseph Health System, Agilent Technologies, and Medtronic Cardio Vascular.

Subordinated Debentures

The Company owns the common stock of three business trusts that have issued an aggregate of $21.0 million in trust preferred securities fully and unconditionally guaranteed by the Company. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated debentures issued by the Company, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures issued by the Company is $21.7 million, with the maturity dates for the respective debentures ranging from 2033 through 2036. Subject to regulatory approval, the Company may redeem the respective junior subordinated debentures earlier than the maturity date, with certain of the debentures being redeemable beginning in April 2008, July 2009 and March 2011.

On November 9, 2009, the Company elected to defer the payment of interest on these securities. The Company is allowed to defer the payment of interest for up to 20 consecutive quarterly periods without triggering an event of default. The obligation to pay interest is cumulative and continues to accrue. On May 29, 2012, the Company received approval from the Federal Reserve Bank of San Francisco and on May 9, 2012, the Company received approval from the California Department of Financial Institutions to pay all deferred interest on its junior subordinated notes underlying its trust preferred securities in the amount of $5,854,000 and to fully redeem its North Valley Capital Trust I notes in the amount of $10,310,000, bearing an interest rate of 10.25%. On July 23, 2012, the Company paid all deferred interest on its junior subordinated notes and on July 25, 2012, it redeemed, in full, the notes associated with North Valley Capital Trust I. Since then, the Company has continued to pay interest on the remaining notes when and as due. For more information about the trust preferred securities and the debentures and certain regulatory restrictions on the payment of interest, see Notes 10 and 16 to the Consolidated Financial Statements.

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

NVB is licensed by the California Department of Business Oversight, and subject to the rules and regulations of the Commissioner. NVB’s deposits are insured by the FDIC, and NVB is a member of the Federal Reserve System. Consequently, NVB is subject to the supervision of, and is regularly examined by, the Commissioner and the Board of Governors. Such supervision and regulation includes comprehensive reviews of all major aspects of the Bank’s business and condition, including its capital ratios, allowance for loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. NVB is required to file reports with the Commissioner and the Board of Governors and provide such additional information as the Commissioner and the Board of Governors may require.

NVB was originally chartered by the California Department of Financial Institutions. On July 3, 2012, the California Legislature approved and adopted a reorganization plan proposed by Governor Jerry Brown to restructure the California government with the goal of achieving a more efficient, streamlined and cost-effective state government. As part of the reorganization plan, the Department of Financial Institutions (“DFI”) and the Department of Corporations (“DOC”) were merged into a newly created California Department of Business Oversight (“DBO”) with a single commissioner in charge of the DBO. Effective July 1, 2013, the former DFI and DOC became the Division of Financial Institutions and the Division of Corporations, respectively, under the DBO. It is uncertain what effect this reorganization may have upon the regulation of NVB in the future.

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

At December 31, 2013, the Company and the Bank were in compliance with the risk-based capital and leverage ratios described above. See Item 8, “Financial Statements and Supplementary Data”, and Note 16 to the Consolidated Financial Statements incorporated by reference therein, for a listing of the Company’s and the Bank’s risk-based capital ratios at December 31, 2013 and 2012.

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

Under FDICIA, the federal financial institution agencies have adopted regulations which require institutions to establish and maintain comprehensive written real estate lending policies which address certain lending considerations, including loan-to-value limits, loan administrative policies, portfolio diversification standards, and documentation, approval and reporting requirements. FDICIA further generally prohibits an insured state bank from engaging as a principal in any activity that is impermissible for a national bank, absent an FDIC determination that the activity would not pose a significant risk to the Deposit Insurance Fund, and that the bank is, and will continue to be, within applicable capital standards. Similar restrictions apply to subsidiaries of insured state banks. The Company does not currently intend to engage in any activities which would be restricted or prohibited under FDICIA.

Effective January 1, 2015, the risk-based capital regulations and prompt corrective regulations, described above under “Capital Adequacy” and “FDICIA,” respectively, have been amended to the extent described below under “Basel III Capital.”

Basel III Capital. In July 2013, the federal bank regulatory agencies issued interim final rules that revise and replace the current risk-based capital requirements. These rules implement the “Basel III” regulatory capital reforms released by the Basel Committee on Banking Supervision and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Basel III reforms reflected in the final rules include an increase in the risk-based capital requirements and certain changes to capital components and the calculation of risk-weighted assets.

Effective January 1, 2015, banking organizations like the Company and NVB must comply with new minimum capital ratio requirements to be phased in between January 1, 2015 and January 1, 2019, which would consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.

In addition, a “capital conservation buffer,” is established which when fully phased-in will require maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer would increase the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement would be phased in between January 2016 and January 2019. An institution would be subject to limitations or prohibition from paying dividends, engaging in share repurchases, discretionary payments under Tier 1 instruments, and paying discretionary bonuses if its capital ratio level fell below the buffer amount.

The federal bank regulatory agencies have also proposed changes to the prompt corrective action framework (described above under “FDICIA”) which is designed to place restrictions on insured depository institutions if their capital ratios begin to show signs of weakness. These changes will take effect January 1, 2015 and will require insured depository institutions to meet the following increased capital ratio requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

Assuming the Basel III interim final rules were in effect at December 31, 2013, and based upon the Company’s capital position at December 31, 2013, management believes that the Company and NVB would be in compliance with the minimum capital requirements, including the fully phased-in capital conservation buffer requirement, of the interim final rules.

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

Regulatory Compliance. NVB is subject to periodic regulatory examinations in the ordinary course of business which are conducted by the Federal Reserve Bank of San Francisco and the California Department of Business Oversight (“DBO”). A supervisory agreement signed in 2010 by and among North Valley Bancorp, NVB and the Federal Reserve Bank of San Francisco to address certain examination issues was terminated effective as of April 16, 2012. Resolutions adopted by the NVB Board of Directors at the request of the DBO (formerly the California DFI) for similar reasons were also terminated in 2012. During the quarter ended September 30, 2013, in accordance with the terms of an agreement reached with the Federal Reserve Bank of San Francisco, NVB disbursed a total of $1,260,000 to certain affected parties, as agreed, to resolve criticisms raised in connection with a compliance examination conducted in 2010, and NVB remains in compliance with that agreement.

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
10

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

The Company has incurred and it is anticipated that it will continue to incur increased costs to comply with the Act and the rules and regulations promulgated pursuant to the Act by the Securities and Exchange Commission, NASDAQ and other regulatory agencies having jurisdiction over the Company or the issuance and listing of its securities. The Company does not currently anticipate that compliance with the Act and such rules and regulations will have a material adverse effect upon its financial position or results of its operations or its cash flows. Management is required to report on the effectiveness of internal control over financial reporting, and an external attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is required for the years ended December 31, 2013 and 2012 but was not required for the year ended December 31, 2011. See Item 9A, “Controls and Procedures,” below.

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

Compliance with the CCD Act did not have a material adverse effect upon its financial position or results of its operations or its cash flows.

Competition

At June 30, 2013, commercial and savings banks in competition with the Company had 396 banking offices in the counties of Del Norte, Humboldt, Mendocino, Placer, Shasta, Sonoma, Trinity and Yolo where the Company operates. In those 396 banking offices (which include the Company’s 22), there were $28.9 billion in total deposits of which the Company had an overall share of 2.7%. Additionally, the Company competes with thrifts and, to a lesser extent, credit unions, finance companies and other financial service providers for deposit and loan customers.

Larger banks may have a competitive advantage over the Company because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services and international banking which the Company is not authorized nor prepared to offer currently. The Company has arranged with correspondent banks and with others to provide some of these services for their customers. As of December 31, 2013, NVB’s lending limit to any one borrower is $29,278,000 on a fully secured basis and $17,567,000 on an unsecured basis. These limits are adequate in most instances to compete for lending relationships within the markets we currently serve.

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

As required by the Dodd-Frank Act, the FDIC revised the assessment rates, effective April 1, 2011, and the deposit insurance assessment base used to calculate premiums paid to DIF, substituting the average consolidated total assets less average tangible equity of an institution in place of deposits. Also pursuant to the Dodd-Frank Act, the FDIC increased the DRR to 2.0 percent, effective January 1, 2011. For the year ended December 31, 2013, the assessment rate for North Valley Bank averaged $0.09 per $100 in assessable deposits, compared to $0.11 per $100 in assessable deposits for the year ended December 31, 2012. If economic conditions continue to impact financial institutions and there are additional bank and other financial institution failures, or if the FDIC otherwise determines, North Valley Bank may be required to pay higher FDIC premiums than the recently increased levels, which could have a material and adverse effect on the earnings of the Company.

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

Glass-Steagall Act

The Gramm-Leach Bliley Act, also known as the Financial Services Modernization Act of 1999 (the “FSMA”) eliminated most of the remaining depression-era “firewalls” between banks, securities firms and insurance companies which was established by the Banking Act of 1933, also known as the Glass-Steagall Act (“Glass-Steagall). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The FSMA repealed Section 20 of Glass-Steagall, which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as “financial holding companies” can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. The FSMA includes provisions which permit national banks to conduct financial activities through a subsidiary that are permissible for a national bank to engage in directly, as well as certain activities authorized by statute, or that are financial in nature or incidental to financial activities to the same extent as permitted to a “financial holding company” or its affiliates. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a “financial holding company” structure authorized by the FSMA.

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

In order for a commercial bank to affiliate with a securities firm or an insurance company pursuant to the FSMA, its bank holding company must qualify as a financial holding company. A bank holding company will qualify if (i) its banking subsidiaries are “well capitalized” and “well managed” and (ii) it files with the Board of Governors a certification to such effect and a declaration that it elects to become a financial holding company. The amendment of the Bank Holding Company Act now permits financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies are also permitted to engage in activities that are complementary to financial activities if the Board of Governors determines that the activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general. These standards expand upon the list of activities “closely related to banking” which to date have defined the permissible activities of bank holding companies under the Bank Holding Company Act. The Company has not determined whether (or when) to seek qualification as a financial holding company.

Volker Rule. On December 10, 2013, the federal banking agencies jointly issued a final rule implementing the so-called “Volker Rule” (set forth in Section 619 of the Dodd-Frank Act). The Volker Rule prohibits depository institutions, companies that control such institutions, bank holding companies, and the affiliates and subsidiaries of such banking entities, from engaging as principal for the trading account of the banking entity in any purchase or sale of one or more covered financial instruments (so-called “proprietary trading”) and imposes limitations upon retaining ownership interests in, sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. Certain activities involving underwriting, risk mitigation hedging, and transactions on behalf of customers as a fiduciary or riskless principal are not prohibited proprietary trading, including purchases and sales of financial instruments which are either obligations of or issued or guaranteed by (i) the United States or agencies thereof; (ii) a State or political subdivision including municipal securities; or (iii) the FDIC. Notwithstanding these permissible activities, no such activities are permitted if they would (i) involve or result in a material conflict of interest between the banking entity and its clients, customers, or counterparties; (ii) result, directly or indirectly, in a material exposure by the banking entity to a high-risk asset or a high-risk trading strategy; or (iii) pose a threat to the safety and soundness of the banking entity or to the financial stability of the United States. The effective date of the final rule is delayed to July 21, 2015 in order to provide a transitional period for banking entities to conform their activities and policies to the final rule. Neither the Company nor NVB engages in activities prohibited by the Volker Rule and management does not expect the Volker Rule to have a material impact upon the Company or NVB.

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

●	Changes to Capital Requirements. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies which will not be lower and could be higher than current regulatory capital and leverage standards for insured depository institutions. Under these requirements, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.
15

●	Enhanced Regulatory Supervision. The Dodd-Frank Act increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

●	Consumer Protection. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve System. The CFPB is responsible for establishing and implementing rules and regulations under various federal consumer protection laws governing certain consumer products and services. The CFPB has primary enforcement authority over large financial institutions with assets of $10 billion or more, while smaller institutions will be subject to the CFPB’s rules and regulations through the enforcement authority of the federal banking agencies. States are permitted to adopt consumer protection laws and regulations that are more stringent than those laws and regulations adopted by the CFPB and state attorneys general are permitted to enforce consumer protection laws and regulations adopted by the CFPB.

●	Deposit Insurance. The Dodd-Frank Act permanently increased the deposit insurance limit for insured deposits to $250,000 per depositor and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Other deposit insurance changes under the Dodd-Frank Act include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserve ratio of the DIF from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act. In December 2010, pursuant to the Dodd-Frank Act, the FDIC increased the reserve ratio of the DIF to 2.0 percent effective January 1, 2011.

●	Transactions with Affiliates. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increased the amount of time for which collateral requirements regarding covered transactions must be maintained.

●	Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

●	Enhanced Lending Limitations. The Dodd-Frank Act strengthened the existing limits on a depository institution’s credit exposure to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

●	Debit Card Interchange Fees. The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. The Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

●	Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

●	Charter Conversions. Effective one year after enactment of the Dodd-Frank Act, depository institutions that are subject to a cease and desist order or certain other enforcement actions issued with respect to a significant supervisory matter are prohibited from changing their federal or state charters, except in accordance with certain notice, application and other procedures involving the applicable regulatory agencies.

●	Compensation Practices. The Dodd-Frank Act provides that the appropriate federal banking regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the enactment of the Dodd-Frank Act, the federal bank regulatory agencies jointly issued the Interagency Guidance on Sound Incentive Compensation Policies (“Guidance”), which requires that financial institutions establish metrics for measuring the risk to the financial institution of such loss from incentive compensation arrangements and implement policies to prohibit inappropriate risk taking that may lead to material financial loss to the institution. Together, the Dodd-Frank Act and the Guidance may impact our compensation policies and arrangements.

●	Corporate Governance. The Dodd-Frank Act will enhance corporate governance requirements to include (i) requiring publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders; (ii) authorizing the SEC to promulgate rules that would allow shareholders to nominate their own candidates for election as directors using a company’s proxy materials; (iii) directing the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether or not the company is publicly traded; and (iv) authorizing the SEC to prohibit broker discretionary voting on the election of directors and on executive compensation matters.

Many of the requirements under the Dodd-Frank Act will be implemented over an extended period of time. Therefore, the nature and extent of regulations that will be issued by various regulatory agencies and the impact such regulations will have on the operations of financial institutions such as the Company is unclear. Such regulations resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

Employees

At December 31, 2013, the Company had approximately 319 employees, (which includes 297 full-time equivalent employees). None of the Company’s employees are represented by a labor union, and management considers its relations with employees to be good.

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

Termination of our Merger Agreement with TriCo could negatively affect the Company and NVB. On January 21, 2014, the Company and TriCo Bancshares (“TriCo”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) providing for the merger of the Company with and into TriCo (the “Merger”). If the Merger Agreement is terminated or the Merger is not consummated for any reason, we may suffer adverse consequences, such as: (1) the market price of our common stock may decline to the extent that the market price prior to termination reflects a market assumption that the Merger will be completed; (2) recognizing substantial expenses incurred in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement without realizing the expected benefits of the Merger; (3) our ability to attract, retain and motivate key personnel, depositors and borrowers as such personnel, depositors and borrowers may experience uncertainty about their future roles following the consummation of the Merger; (4) competitors may target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the Merger; (5) the Merger Agreement restricts us from taking certain actions without TriCo’s consent while the Merger is pending which may, among other matters, prevent us from pursuing certain transactions or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement; and (6) we have a small number of key personnel and the pursuit of the Merger and the preparation for the integration may place a burden on management and internal resources.

The consideration to be paid in the Merger is fixed and will not be adjusted for changes in the business, assets, liabilities, prospects, outlook, financial condition or results of operations of the Company or TriCo, or in the event of any change in our stock price or TriCo’s stock price. The Merger Agreement provides that the merger consideration (i.e., the number of shares of TriCo common stock that will be issued to the holders of the Company’s common stock) is fixed and will not be adjusted for changes in the business, assets, liabilities, prospects, outlook, financial condition or results of operations of the Company or TriCo, or changes in the market price of, analyst estimates of, or projections relating to, the Company’s common stock or TriCo’s common stock.

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

Commercial Loans. As of December 31, 2013, approximately 9.3% of our loan portfolio consisted of commercial business loans. The credit risk for commercial loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the mobility of collateral, the effect of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. In addition, unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.

Real Estate Values. A large portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2013, real estate served as the principal source of collateral with respect to approximately 81.9% of the Company’s loan portfolio. A continuing substantial decline in the economy in general, or a continuing decline in real estate values in the Company’s primary operating market areas in particular, could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of mortgage-backed securities included in the available-for-sale investment portfolio, as well as the Company’s financial condition and results of operations in general and the market value for Company common stock. Acts of nature, including fires, earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition. In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize the amount equal to the indebtedness secured by the property in the event of foreclosure.

Construction and Development Loans. At December 31, 2013, real estate construction loans totaled $27.4 million, or 5.4% of our total loan portfolio. Residential construction loans, including land acquisition and development, totaled $20.3 million or 74.0% of the Company’s real estate construction portfolio, and 4.0% of the total loan portfolio. Construction, land acquisition and development lending involve additional risks because funds are advanced on the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or the guarantor to repay the principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan, as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

Other Real Estate Owned (“OREO”). Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at its fair value less estimated costs to sell. The amount, if any, by which the recorded amount of the loan exceeds the fair value (less estimated costs to sell) are charged to the allowance for loan losses, if necessary. The Company’s earnings could be materially and adversely affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership. Also, any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. The Company’s OREO totaled $3,454,000, $22,423,000 and $20,106,000 at December 31, 2013, 2012 and 2011, respectively.

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

Nonperforming Loans. In recent years, we have experienced some improvement in the performance of loans, particularly construction, development and land loans, and unsecured commercial and consumer loans after several years of deterioration. The Company’s nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) were approximately $5,093,000, $5,835,000 and $18,411,000 at December 31, 2013, 2012 and 2011, respectively. Nonperforming loans as a percentage of the Company’s total loans were 1.00%, 1.19%, and 4.04% at December 31, 2013, 2012 and, 2011, respectively. Nonperforming loans adversely affect the Company’s net income in various ways. We do not record interest income on nonaccrual loans; the costs of reappraising adversely classified assets, legal and other costs associated with loan collections, and other operating costs related to foreclosed assets have increased our noninterest expense; and upon taking collateral through foreclosure or similar proceedings, we are required to mark the related loan to the then fair value of the collateral, less estimated selling costs, which may result in a loss. Until economic and market conditions improve, we expect that our level of nonperforming loans will continue to impact our earnings, and could have a substantial adverse impact if conditions deteriorate further.

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

Dilution of Common Stock. Shares of the Company’s common stock may be issued in public or private capital raising transactions, future acquisitions, joint ventures, strategic alliances, or for other corporate purchases approved by the Board of Directors. On April 22, 2010, the Company raised $40 million (in gross proceeds) in a private placement of 40,000 shares of its Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) to a limited number of institutional and other accredited investors, including certain directors and executive officers of the Company. The shares of Series A Preferred Stock were convertible into shares of the Company’s common stock and, on July 21, 2010, with the prior approval of the Company shareholders, all 40,000 shares of Series A Preferred Stock were converted into a 26,666,646 shares of Company common stock (resulting in a total of 34,162,463 shares of common stock outstanding on such date). Shares of the Company’s common stock remaining eligible for future sale could have a further dilutive effect on the market for the common stock and could adversely affect the market price. The Amended and Restated Articles of Incorporation of the Company currently authorize the issuance of 60,000,000 shares of common stock, of which 6,836,463 were outstanding at December 31, 2013 (after a one-for-five reverse stock split effective on December 28, 2010). Pursuant to Company stock option plans, at December 31, 2013, employees and directors of the Company had outstanding options to purchase 354,710 shares of common stock. As of December 31, 2013, there were 241,635 shares of common stock available for grants under the Company’s stock option plans.

Operations Risks. The Company is subject to a variety of operations risks, including, but not limited to, reputational risk, legal risk and compliance risk, data processing system failures and errors, operational errors resulting from faulty or disabled computer or telecommunications systems and the risk of fraud or theft by employees or outsiders, any of which may adversely affect our business and results of operations. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Company’s internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company’s business, financial condition or results of operations. The Bank is subject to periodic regulatory examinations in the ordinary course of business which are conducted by the Federal Reserve Bank of San Francisco and the California DBO.

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

The Effects of Changes to FDIC Insurance Coverage Limits and Assessments. FDIC insurance assessments are uncertain and increased premiums may adversely affect the Company’s earnings. The FDIC charges insured financial institutions premiums to maintain the DIF. Current economic conditions have increased expectations for additional bank closures and, in such event, the FDIC would take control of the failed banks and guarantee payment of deposits up to applicable insured limits from the DIF. Insurance premium assessments to insured financial institutions may increase as necessary to maintain adequate funding of the DIF. The EESA of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000, which was scheduled to remain in effect through December 31, 2013. With enactment of the Dodd-Frank Act on July 21, 2010, the $250,000 per depositor insurance limit was made permanent. The TAG program which provided unlimited deposit insurance for non-interest bearing transaction accounts was not extended and it expired on December 31, 2012. It is not clear how depositors will regard the increase in insurance coverage to $250,000 in the future. Despite the increase, some depositors may reduce the amount of deposits held at North Valley Bank if concerns regarding bank failures persist, which could affect the level and composition of North Valley Bank’s deposit portfolio and thereby directly impact its funding costs and net interest margin. North Valley Bank’s funding costs may also be adversely affected in the event that activities of the Federal Reserve Board and the U.S. Department of the Treasury to provide liquidity for the banking system and improvement in capital markets are curtailed or are unsuccessful. Such events could reduce liquidity in the markets, thereby increasing funding costs to North Valley Bank or reducing the availability of funds to finance its existing operations and thereby adversely affect the Company’s results of operations, financial condition, future prospects, profitability and stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company’s head office is located at 300 Park Marina Circle, Redding, California 96001. As of December 31, 2013, the Bank had branch offices in Shasta County (ten branches), Trinity County (two branches), Humboldt County (five branches), Del Norte County (one branch), Yolo County (one branch), Sonoma County (one branch), Placer County (one branch) and Mendocino County (one branch).

The Bank owns eleven branch office locations. The Bank leases eleven branch office locations, one loan production office, one administrative building, one non branch location and one storage warehouse facility. Expiration dates of the Bank’s leases range from October 2013 to September 2023. Certain properties currently leased have renewal options which could extend the use of the facility for additional specified terms, and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. In the opinion of management, all properties are adequately covered by insurance and existing facilities are considered adequate for present and anticipated future use.

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
22

As of December 31, 2013, the Bank’s investment in premises and equipment, net of depreciation, totaled $7,833,000. See Note 6 to the Consolidated Financial Statements.

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

On January 24, 2014, a putative shareholder class action lawsuit titled John Solak v. North Valley Bancorp, et al. was filed in the Superior Court of the State of California, County of Shasta. TriCo Bancshares and all of the individuals serving as Directors of the Company are also named as defendants. The complaint alleges breach of fiduciary duty and aiding and abetting breach of fiduciary duty in connection with the Agreement and Plan of Merger and Reorganization signed between the Company and TriCo Bancshares on January 21, 2014. The Company and the Directors have not yet responded to the complaint. The Company and its legal counsel believe the complaint’s claims are without merit. The resolution of this matter is not expected to have a material impact on the Company’s business, financial condition or results of operations, though no assurance can be given in this regard.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The North Valley Bancorp common stock is quoted and trades on the NASDAQ Global Select Market under the symbol “NOVB.” The shares were first listed with the NASDAQ Stock Market in April 1998. The table below summarizes the Common Stock high and low trading prices during the two-year period ended December 31, 2013 as reported on the NASDAQ Global Select Market. The Company did not declare any cash dividends on its common stock for the years ended 2013 and 2012.

	Year Ended December 31,
	2013		2012
	High	Low	High	Low
First Quarter	$19.00	$14.00	$12.44	$9.39
Second Quarter	$18.00	$16.22	$15.00	$12.24
Third Quarter	$20.00	$16.49	$14.41	$13.00
Fourth Quarter	$20.24	$18.56	$14.41	$13.65

Holders

The Company had approximately 447 shareholders of record as of December 31, 2013.

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

The Board of Directors of the Company decides whether to declare and pay dividends after consideration of the Company’s earnings, financial condition, future capital needs, regulatory requirements and other factors as the Board of Directors may deem relevant. On January 29, 2009, primarily as a result of the Company’s operating performance for 2008, the Board of Directors determined that it was in the best interest of the Company to suspend indefinitely the payment of quarterly cash dividends on its common stock, beginning in 2009. As a result, no cash dividends were declared or paid during 2013, 2012 and 2011.

See Note 16 to the Consolidated Financial Statements for additional information regarding the payment of dividends, including information regarding certain limitations on the payment of dividends or distributions by the Company or NVB.

Performance Graph

The following graph compares our cumulative total shareholder return since December 31, 2008 with the NASDAQ Composite Index, the SNL $500 million - $1 billion Bank Index, and SNL Western Bank Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100.00 on December 31, 2008.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
North Valley Bancorp	100.00	55.88	47.86	51.39	76.15	101.12
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank $500M-$1B	100.00	95.24	103.96	91.46	117.25	152.05
SNL Western Bank	100.00	91.83	104.05	94.00	118.63	166.91

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

Selected Consoldidated Financial Data

	Year ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Income Statement
Total interest income	$32,213	$33,731	$37,145	$38,922	$43,955
Total interest expense	1,618	3,525	5,786	8,985	12,721
Net interest income	30,595	30,206	31,359	29,937	31,234
Provision for loan losses	—	2,100	2,650	7,970	26,500
Net interest income after provision for loan losses	30,595	28,106	28,709	21,967	4,734
Total noninterest income	14,137	16,419	14,365	12,944	14,010
Total noninterest expense	39,513	39,979	39,715	42,144	53,990
Income (loss) before provision (benefit) for income taxes	5,219	4,546	3,359	(7,233)	(35,246)
Provision (benefit) for income taxes	1,594	(1,744)	312	(985)	(9,394)
Net income (loss)	3,625	6,290	3,047	(6,248)	(25,852)
Preferred stock discount	—	—	—	(18,667)	—
Net income (loss) available to common stockholders	$3,625	$6,290	$3,047	$(24,915)	$(25,852)
Income (loss) per share (1)
Basic	$0.53	$0.92	$0.45	$(6.42)	$(17.24)
Diluted	$0.53	$0.92	$0.45	$(6.42)	$(17.24)

Statement of Condition
Total assets	$917,764	$902,343	$904,966	$884,941	$884,362
Investment securities, interest-bearing deposits in other financial institutions and federal funds sold	$319,842	$303,905	$354,380	$275,114	$195,019
Net loans	$499,943	$481,753	$443,559	$498,473	$583,878
Deposits	$787,849	$768,580	$766,239	$753,790	$787,809
Stockholder’s equity	$93,429	$96,161	$89,465	$83,978	$52,302

Common Stock Data
Shares outstanding	6,836,463	6,835,192	6,833,752	6,832,492	1,499,163
Book value per share (2)	$13.67	$14.07	$13.09	$12.29	$34.89

Performance Ratios
Return (loss) on average assets	0.40%	0.69%	0.34%	(0.69%)	(2.85%)
Return (loss) on average equity	3.78%	6.70%	3.54%	(8.03%)	(34.92%)

Capital Ratios
Risk based capital:
Total (8% minimum ratio)	19.04%	18.28%	19.53%	17.63%	12.19%
Tier I (4% minimum ratio)	17.79%	17.01%	17.99%	15.94%	9.09%
Leverage ratio	12.16%	11.77%	11.82%	11.48%	7.16%

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

A restructuring of a debt constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and measured for impairment as described above.

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

Other Real Estate Owned (“OREO”). OREO represents properties acquired through foreclosure or physical possession. Write-downs to fair value at the time of transfer to OREO is charged to allowance for loan losses. These properties are subsequently accounted for at the lower of cost or fair value less costs to sell. Subsequent to foreclosure, management periodically evaluates the value of OREO held for sale and records a valuation allowance for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. Fair value is based on our assessment of information available to us and depends upon a number of factors, including our historical experience, economic conditions, and issues specific to individual properties. Management’s evaluation of these factors involves subjective estimates and judgments that may change.

Share Based Compensation. At December 31, 2013, the Company had two stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan, which are described more fully in Notes 1 and 13 to the Consolidated Financial Statements included herein in Item 8, “Financial Statements and Supplementary Data”. Compensation cost is recognized on all share-based payments over the requisite service periods of the awards based on the grant-date fair value of the options determined using the Black-Scholes-Merton based option valuation model. Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. For further information on the computation of the fair value of share-based payments, see Notes 1 and 13 to the Consolidated Financial Statements.

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

The Company applies the asset and liability method to account for income taxes. Deferred tax assets and liabilities are calculated by applying applicable tax laws to the differences between the financial statement basis and the tax basis of assets and liabilities. The effect on deferred taxes of changes in tax laws and rates is recognized in income in the period that includes the enactment date. On the consolidated balance sheet, net deferred tax assets are included in other assets. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company accounts for uncertainty in income taxes by recording only tax positions that met the more likely than not recognition threshold, that the tax position would be sustained in a tax examination.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2013, the liability for unrecognized tax benefits is $519,000.

As of December 31, 2013, the net deferred tax asset was $15,309,000. This is compared to a net deferred tax asset of $12,346,000 as of December 31, 2012.

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

Overview

Proposed Merger with TriCo Bancshares

As announced by the Company on January 21, 2014 and reported in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2014 (the “Current Report”), the Company has entered into an Agreement and Plan of Merger and Reorganization dated January 21, 2014 (the “Merger Agreement”), pursuant to which the Company would merge with and into TriCo Bancshares, a California corporation (“TriCo”), with TriCo being the surviving corporation. Immediately thereafter, the Company’s subsidiary bank, North Valley Bank, would be merged with and into TriCo’s subsidiary bank, Tri Counties Bank. Under the terms of the Merger Agreement, the Company shareholders would receive a fixed exchange ratio of 0.9433 shares of TriCo common stock for each share of Company common stock, providing the Company shareholders with aggregate ownership on a pro forma basis of approximately 28.6% of the common stock of the combined company. Holders of the Company’s outstanding in-the-money stock options would receive cash, net of applicable taxes withheld, for the value of their unexercised stock options. The merger is expected to qualify as a tax-free exchange for shareholders who receive shares of TriCo common stock. The transactions contemplated by the Merger Agreement are expected to close in the second or third quarter of 2014, pending approvals of the Company shareholders and the TriCo shareholders, the receipt of all necessary regulatory approvals, and the satisfaction of other closing conditions which are customary for such transactions. For additional information, reference should be made to the text of the Agreement and Plan of Merger and Reorganization, filed as an exhibit to the Current Report, and to other information regarding TriCo and the Company, their respective businesses and the status of their proposed merger, as reported from time to time in other filings with the Securities and Exchange Commission.

Financial Results

For the year ended December 31, 2013, the Company recorded net income of $3,625,000, compared to net income of $6,290,000, for the year ended December 31, 2012. For 2013, the Company realized a return on average stockholders’ equity of 3.78% and a return on average assets of 0.40%, as compared to a return on average stockholders’ equity of 6.70% and a return on average assets of 0.69% for 2012.

During 2013, total assets increased $15,421,000, or 1.71%, to $917,764,000 at year end. The loan portfolio increased $17,033,000, or 3.46%, and totaled $509,244,000 at December 31, 2013 compared to $492,211,000 at December 31, 2012. See “Loan Portfolio” on page 39 for further information. Available-for-sale investment securities decreased $6,336,000 to $279,479,000 at December 31, 2013 from $285,815,000 at December 31, 2012 due to proceeds from maturities and principal pay downs. The loan to deposit ratio at December 31, 2013 was 64.6% as compared to 64.0% at December 31, 2012. Total deposits increased $19,269,000, or 2.51%, to $787,849,000 at December 31, 2013 compared to $768,580,000 at December 31, 2012. The overall increase in deposits was due to the increase in non-maturity deposits of $41,908,000. This was offset by a decrease in time certificates of $22,639,000.

Nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) decreased $742,000, or 12.7%, to $5,093,000 at December 31, 2013 from $5,835,000 at December 31, 2012. Nonperforming loans as a percentage of total loans were 1.00% at December 31, 2013, compared to 1.19% at December 31, 2012.

Nonperforming assets (defined as nonperforming loans and OREO) totaled $8,547,000 at December 31, 2013, a decrease of $19,711,000 from the December 31, 2012 balance of $28,258,000. Nonperforming assets as a percentage of total assets were 0.93% at December 31, 2013 compared to 3.13% at December 31, 2012.

Gross charge-offs for the year ended December 31, 2013 were $1,840,000 and recoveries for the same year totaled $683,000 resulting in net charge-offs of $1,157,000, compared to gross charge-offs for the year ended December 31, 2012 of $4,702,000 and recoveries of $404,000 resulting in net charge-offs of $4,298,000.

Results of Operations

Net Interest Income and Net Interest Margin (fully taxable equivalent basis): Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $190,000, $272,000 and $324,000 of taxable-equivalent interest income on tax-free investments for the years ending December 31, 2013, 2012 and 2011.

Net interest income for 2013 was $30,785,000, a $307,000, or 1.01%, increase from net interest income of $30,478,000 in 2012. Interest income decreased $1,600,000, or 4.71%, to $32,403,000 in 2013 due primarily to a decrease in average yield on loans. The Company also had $224,000 in foregone interest income for the loans placed on nonaccrual status during the year ended December 31, 2013 compared to $575,000 and $1,039,000 for the years ended December 31, 2012 and 2011, respectively. The average loans outstanding in 2013 increased $30,848,000, or 6.64%, to $495,495,000. This higher loan volume increased interest income by $1,731,000 in 2013. The average yield earned on the loan portfolio decreased 42 basis points to 5.19% for 2013. This decrease in yield decreased interest income by $2,054,000 in 2013. The net decrease to interest income from the loan portfolio was $323,000. The 2013 average balance of the investment portfolio decreased $11,908,000, or 3.85%, compared to 2012, which accounted for the $456,000 decrease in interest income in 2013. The 2013 average yield of the investment portfolio decreased 32 basis points which accounted for an $809,000 decrease in interest income.

Interest expense in 2013 decreased $1,907,000, or 54.10%, to $1,618,000. The decrease was primarily related to the average rates paid on time deposits which decreased 38 basis points to 0.43% and reduced interest expense by $596,000 along with a decrease in average time deposits of $35,425,000 which reduced interest expense by $287,000 during 2013, and secondarily driven by a decrease in interest expense on other borrowed funds. The average rate paid on other borrowed funds decreased 219 basis points to 2.31% for 2013 compared to 4.50% for 2012, resulting in a decrease to interest expense of $506,000. The average rate paid on savings and money market accounts decreased 8 basis points to 0.13% for 2013 compared to 0.21% for 2012, resulting in a decrease to interest expense of $186,000 in 2013. This decrease was offset partially by higher average balances in savings and money market accounts of $19,190,000 in 2013, resulting in a $40,000 increase in interest expense compared to 2012.

Net interest margin for 2013 decreased 3 basis points to 3.77% from 3.80% in 2012. The net interest margin for the fourth quarter of 2013 was 3.71%, which was a 22 basis point decrease from 3.93% in the fourth quarter of 2012 and an 11 basis point decrease from 3.82% in the third quarter of 2013. The decrease in the net interest margin in the fourth quarter of 2013 compared to the third quarter of 2013 is primarily due to a decrease average rate earned on loans.

Net interest income for 2012 was $30,478,000, a $1,205,000, or 3.80%, decrease from net interest income of $31,683,000 in 2011. Interest income decreased $3,466,000, or 9.25%, to $34,003,000 in 2012 due primarily to a decrease in average yield on loans. The Company also had $575,000 in foregone interest income for the loans placed on nonaccrual status during the year ended December 31, 2012 compared to $1,039,000 for the year ended December 31, 2011. The average loans outstanding in 2012 decreased $18,198,000, or 3.77%, to $464,647,000. This lower loan volume decreased interest income by $1,088,000 in 2012. The average yield earned on the loan portfolio decreased 37 basis points to 5.61% for 2012. This decrease in yield decreased interest income by $1,713,000 in 2012. The net decrease to interest income from the loan portfolio was $2,801,000. The 2012 average balance of the investment portfolio increased $14,441,000, or 4.90%, compared to 2011, which accounted for the $298,000 increase in interest income in 2012. The 2012 average yield of the investment portfolio decreased 35 basis points which accounted for a $956,000 decrease in interest income.

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

Average Daily Balance Sheets
(Dollars in thousands)
	2013			2012			2011
	Average	Yield/	Interest	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount	Balance	Rate	Amount
Assets
Federal funds sold	$23,091	0.23%	$54	$27,861	0.24%	$66	$31,103	0.23%	$73
Investments:
Taxable securities	289,510	2.09%	6,051	297,451	2.38%	7,075	280,708	2.70%	7,580
Nontaxable securities(1)	7,936	7.04%	559	11,903	6.72%	800	14,205	6.71%	953
Total investments	297,446	2.22%	6,610	309,354	2.55%	7,875	294,913	2.89%	8,533
Total loans (2)(3)	495,495	5.19%	25,739	464,647	5.61%	26,062	482,845	5.98%	28,863
Total earning assets/interest income	816,032	3.97%	32,403	801,862	4.24%	34,003	808,861	4.63%	37,469
Nonearning assets	102,653			120,321			106,836
Allowance for loan losses	(9,774)			(11,888)			(14,426)
Net nonearning assets	92,879			108,433			92,410
Total assets	$908,911			$910,295			$901,271

Liabilities and Stockholders’ Equity

Transaction accounts	$195,048	0.04%	$73	$180,038	0.07%	$125	$164,616	0.18%	$293
Savings and money market	245,260	0.13%	325	226,070	0.21%	471	220,501	0.44%	971
Time deposits	158,051	0.43%	686	193,476	0.81%	1,569	216,408	1.21%	2,629
Other borrowed funds	23,085	2.31%	534	30,205	4.50%	1,360	32,012	5.91%	1,893
Total interest bearing liabilities/interest expense	621,444	0.26%	1,618	629,789	0.56%	3,525	633,537	0.91%	5,786
Noninterest bearing deposits	174,281			164,437			159,242
Other liabilities	17,338			22,163			22,386
Total liabilities	813,063			816,389			815,165
Stockholders’ equity	95,848			93,906			86,106
Total liabilities and stockholders’ equity	$908,911			$910,295			$901,271
Net interest income			$30,785			$30,478			$31,683
Net interest spread		3.71%			3.68%			3.72%
Net interest margin (4)		3.77%			3.80%			3.92%

(1)  Tax-equivalent basis; nontaxable securities are exempt from federal taxation.

(2)  Loans on nonaccrual status have been included in the computations of average balances.

(3)  Includes loan fees of $190, $361 and $234 for years ended December 31, 2013, 2012 and 2011.

(4)  Net interest margin is determined by dividing net interest income by total average earning assets.

The following table summarizes changes in net interest income resulting from changes in average asset and liability balances (volume) and changes in average interest rates. The change in interest due to both rate and volume has been allocated to the change in rate (in thousands).

Changes in Volume/Rate

	2013 Compared to 2012			2012 Compared to 2011
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income
Interest on federal funds sold	$(11)	$(1)	$(12)	$(7)	$—	$(7)
Interest on investments:
Taxable securities	(189)	(835)	(1,024)	452	(957)	(505)
Nontaxable securities	(267)	26	(241)	(154)	1	(153)
Total investments	(456)	(809)	(1,265)	298	(956)	(658)
Interest on loans	1,731	(2,054)	(323)	(1,088)	(1,713)	(2,801)
Total interest income	1,264	(2,864)	(1,600)	(797)	(2,669)	(3,466)

Interest Expense
Transaction accounts	11	(63)	(52)	28	(196)	(168)
Savings and money market	40	(186)	(146)	25	(525)	(500)
Time deposits	(287)	(596)	(883)	(277)	(783)	(1,060)
Other borrowed funds	(320)	(506)	(826)	(107)	(426)	(533)
Total interest expense	(556)	(1,351)	(1,907)	(331)	(1,930)	(2,261)
Total change in net interest income	$1,820	$(1,513)	$307	$(466)	$(739)	$(1,205)

Provision for Loan losses. The provision for loan losses reflects changes in the credit quality of the entire loan portfolio. The provision for loan losses corresponds to management’s assessment as to the inherent risk in the portfolio for probable incurred losses. The provision adjusts the balance in the allowance for loan losses so that the allowance is adequate to provide for the potential losses based upon historical experience, current economic conditions, the mix in the portfolio and other factors necessary in estimating these inherent losses. For further information, see discussion under “Loan Portfolio” on page 39 and “Allowance for Loan losses” on page 44.

The Company did not record a provision for loan losses for the year ended December 31, 2013. The Company’s provision for loan losses was $2,100,000 and $2,650,000 for the years ended December 31, 2012 and 2011, respectively. The decrease in the provision for loan losses is due primarily to a decrease in the level of charge-offs experienced of $2,862,000 to $1,840,000 at December 31 2013, down from $4,702,000 at December 31, 2012 and the decrease in the level of nonperforming loans to $5,093,000 at December 31, 2013, down from $5,835,000 at December 31, 2012. Loan charge-offs, net of recoveries were $1,157,000 in 2013, $4,298,000 in 2012 and $4,987,000 in 2011. The ratio of net charge-offs to average loans outstanding were 0.23% in 2013, 0.93% in 2012 and 1.03% in 2011. The ratio of the allowance for loan losses to total loans was 1.83% in 2013, 2.12% in 2012 and 2.77% in 2011. The process for determining allowance adequacy and the resultant provision for loan losses includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic environment and activity. The decision to not record a provision for the year ended December 31, 2013 reflects management’s assessment of the overall adequacy of the allowance for loan losses including the consideration of the level of nonperforming loans, other trends in the quality and performance of our loan portfolio, and other general economic factors. Management believes that the current level of allowance for loan losses as of December 31, 2013 of $9,301,000, or 1.83% of total loans, is adequate at this time. The allowance for loan losses was $10,458,000, or 2.12% of total loans, at December 31, 2012. This assessment includes the consideration of the changes in nonperforming loans and the overall effect of the economy, particularly in real estate values in Northern California.

Noninterest Income. The following table is a summary of the Company’s noninterest income for the years ended December 31 (in thousands):

	2013	2012	2011
Service charges on deposit accounts	$3,690	$4,333	$4,635
Other fees and charges	4,422	4,715	4,663
Earnings on cash surrender value of life insurance policies	1,472	1,363	1,359
Gain on sale of loans	3,038	3,154	1,172
Gain on sale of securities	548	1,877	1,677
Other	967	977	859
Total	$14,137	$16,419	$14,365

Noninterest income for the year ended December 31, 2013 decreased by $2,282,000, or 13.9%, to $14,137,000 from $16,419,000 for the year ended December 31, 2012. The decrease was primarily attributed to a reduction in gain on sale of securities of $1,329,000. Service charges on deposit accounts decreased by $643,000 to $3,690,000 for the year ended December 31, 2013 compared to $4,333,000 for the same period in 2012, reflecting a continuation of the decrease from December 31, 2012 to December 31, 2011, due to a decline in customer utilization of the program.

Noninterest income for the year ended December 31, 2012 increased by $2,054,000, or 14.3%, to $16,419,000 from $14,365,000 for the year ended December 31, 2011. The increase was primarily attributed to gain on sale of loans of $3,154,000. Of the $3,154,000 gain on sale of loans for the year ended December 31, 2012, the sale of mortgage loans was $2,682,000 and the sale of SBA loans was $472,000 compared to the sale of mortgage loans of $492,000 and the sale of SBA loans of $680,000 for the same period in 2011. Service charges on deposit accounts decreased by $302,000 to $4,333,000 for the year ended December 31, 2012 compared to $4,635,000 for the same period in 2011. All other sources of fees and charges increased by $52,000 to $4,715,000 for the year ended December 31, 2012 compared to $4,663,000 for the same period in 2011. The Company had a $1,877,000 gain on sale of securities for the year ended December 31, 2012, an increase of $200,000 compared to $1,677,000 for the same period in 2011.

Noninterest Expense. The following table is a summary of the Company’s noninterest expense for the years ended December 31 (in thousands):

	2013	2012	2011
Salaries and benefits	$20,454	$20,277	$18,657
Other real estate owned expense	3,539	3,556	4,804
Data processing	2,605	2,517	2,507
Occupancy	2,495	2,547	2,786
Professional services	1,034	1,105	1,090
Loan expense	978	922	337
Furniture and equipment	860	938	1,062
Director expense	822	614	420
FDIC and state assessments	820	922	1,355
ATM and online banking	573	768	1,182
Marketing	571	608	607
Printing and supplies	488	479	542
Operations expense	474	507	652
Postage	450	477	537
Messenger	418	447	608
Telecommunications	294	412	305
Other	2,638	2,883	2,264
Total	$39,513	$39,979	$39,715
36

Noninterest expense decreased $466,000, or 1.17%, to $39,513,000 for the year ended December 31, 2013 from $39,979,000 for the same period in 2012. Salaries and employee benefits increased $177,000, for the year ended December 31, 2013 compared to the same period in 2012 primarily due to the hiring of production personnel and the development of production incentive plans. Occupancy and furniture and equipment expense decreased $130,000 for the year ended December 31, 2013 compared to the same period of 2012 due to a decrease in depreciation and rent expense as a result of facilities consolidation initiatives completed in 2012 and 2011. OREO expense decreased $17,000 to $3,539,000, for the year ended December 31, 2013 compared to $3,556,000 for the same period in 2012. For the year ended December 31, 2013, OREO expense consisted of operating expenses and losses from disposals or write-downs of $329,000 and $3,210,000, respectively, compared to $523,000 and $3,033,000, respectively, in 2012. FDIC and state assessments decreased $102,000 to $820,000 for the year ended December 31, 2013, compared to $922,000 for the same period in 2012, as a result of the termination of regulatory agreements with the Federal Reserve Bank of San Francisco and the DBO ( formerly the California DFI) as well as a change in FDIC insurance assessment methodology, which changed the assessment base from total deposits to average total assets less tangible capital. All other expenses decreased $394,000 to $11,345,000 for the year ended December 31, 2013 compared to $11,739,000 for the same period in 2012.

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

Income Taxes. The Company recorded a provision for income taxes for the year ended December 31, 2013 of $1,594,000, compared to a benefit for income taxes of $1,744,000, and a provision for income taxes of $312,000 for the year ended December 31, 2012 and December 31, 2011. The effective tax provision rate for state and federal income taxes was 30.6% for the year ended December 31, 2013, compared to an effective tax benefit rate of 38.4% for the year ended December 31, 2012, and an effective tax provision rate of 9.3% for the year ended December 31, 2011. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated “Enterprise Zones”.

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

As of December 31, 2013, the Company had recorded net deferred income tax assets (which are included in other assets in the accompanying condensed consolidated balance sheet, of approximately $15,309,000. For a discussion of the Company’s deferred income tax assets, see “Critical Accounting Policies — Accounting for Income Tax” above and Note 11 of the Consolidated Financial Statements.

Balance Sheet Analysis

North Valley Bancorp’s total assets increased $15,421,000, or 1.7%, to $917,764,000 at December 31, 2013 compared to $902,343,000 at December 31, 2012 with an increase in the loan portfolio offset by decreases in the investment securities.

Investment Securities. The investment securities portfolio decreased $6,340,000 from year end 2012 to a total of $279,481,000 at December 31, 2013.

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

The amortized cost of securities and their approximate fair value are summarized in the following table for the years ended

December 31 (in thousands):

	2013		2012		2011
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$19,669	$18,198	$21,003	$21,118	$15,042	$15,234
Obligations of states and political subdivisions	5,216	5,317	10,698	11,197	13,811	14,455
Government sponsored agency mortgage-backed securities	251,923	248,277	239,543	245,631	270,337	275,204
Corporate securities	6,000	4,755	6,000	4,756	6,000	4,232
Equity securities	3,000	2,932	3,000	3,113	3,000	3,080
Total available-for-sale	$285,808	$279,479	$280,244	$285,815	$308,190	$312,205
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$2	$2	$6	$6	$6	$6
Total investment securities	$285,810	$279,481	$280,250	$285,821	$308,196	$312,211

The following table shows estimated fair value of our investment securities, exclusive of equity securities with a fair value of $2,932,000, by year of maturity as of December 31, 2013. Expected maturities, specifically of government sponsored agency mortgage-backed securities, may differ significantly from contractual maturities because borrowers may have the right to prepay with or without penalty. Tax-equivalent adjustments have been made in calculating yields on tax exempt securities.

Contractual Maturity Distribution and Yields of Investment Securities are summarized in the following table (in thousands):

	Within		After One But Within		After Five But Within		After Ten
	One Year		Five Years		Ten Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$—	—	$—	—	$18,198	1.72%	$—	—	$18,198	1.72%
Obligations of states and political subdivisions	3,214	7.28%	420	7.96%	978	7.02%	705	7.17%	5,317	7.27%
Government sponsored agency mortgage-backed securities	887	3.63%	103,637	2.40%	143,494	2.06%	259	2.18%	248,277	2.20%
Corporate securities	—	—	—	—	—	—	4,755	2.29%	4,755	2.29%
Total available-for-sale	$4,101	6.49%	$104,057	2.42%	$162,670	2.05%	$5,719	2.89%	$276,547	2.27%

Held-to-Maturity:
Government sponsored agency mortgage-back securities	$2	2.41%	$—	—	$—	—	$—	—	$2	2.41%

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

Loan Portfolio. The loan portfolio increased $17,033,000, or 3.5%, in 2013 and totaled $509,244,000 at December 31, 2013. The loan to deposit ratio was 64.6%, 64.0% and 59.5% at December 31, 2013, 2012 and 2011.

Major classifications of loans for the years ended December 31 are summarized as follows (in thousands):

	2013	2012	2011	2010	2009
Commercial	$47,526	$46,078	$46,160	$54,639	$66,513
Real estate - commercial	326,631	295,630	276,644	291,514	313,917
Real estate - construction	27,472	23,003	27,463	55,181	92,111
Real estate - mortgage	63,120	74,353	47,362	49,726	59,816
Installment	5,376	6,689	10,925	14,690	22,289
Other	39,311	45,941	47,965	48,292	48,478
Total loans receivable	509,436	491,694	456,519	514,042	603,124
Deferred loan (fees) costs, net	(192)	517	(304)	(576)	(707)
Allowance for loan losses	(9,301)	(10,458)	(12,656)	(14,993)	(18,539)
Net loans	$499,943	$481,753	$443,559	$498,473	$583,878

Commercial loans increased $1,448,000 or 3.1% in 2013 due to an increase in loan originations. The Company increased its Real Estate – Construction loans during the year by $4,469,000, or 19.4%, from $23,003,000 at December 31, 2012 to $27,472,000 at December 31, 2013. Real Estate – Commercial loans increased $31,001,000, or 10.5%, during 2013 from $295,630,000 at December 31, 2012 to $326,631,000 at December 31, 2013. Real Estate – Mortgage loans decreased $11,233,000, or 15.1%. Installment loans decreased $1,313,000, or 19.6%, due to the Company’s decision in January 2008 to discontinue its purchases of indirect auto contracts. Other loans at December 31, 2013 decreased $6,630,000, or 14.4%, from 2012.

At December 31, 2013 and 2012, the Company serviced Real Estate-Mortgage loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $188,484,000 and $159,010,000, respectively.

The Company was contingently liable under letters of credit issued on behalf of its customers for $4,557,000 and $4,713,000 at December 31, 2013 and 2012, respectively. At December 31, 2013, commercial and consumer lines of credit, and real estate loans of approximately $38,683,000 and $35,264,000, respectively, were undisbursed. At December 31, 2012, commercial and consumer lines of credit, and real estate loans of approximately $47,350,000 and $31,925,000, respectively, were undisbursed. These instruments involve, to varying degrees, elements of credit and market risk more than the amounts recognized in the balance sheet. The contractual or notional amounts of these transactions express the extent of the Company’s involvement in these instruments and do not necessarily represent the actual amount subject to credit loss.

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

Maturity Distribution and Interest Rate Sensitivity of Loans and Commitments. The following table shows the maturity of certain loan categories and commitments. Also provided with respect to such loans and commitments are the amounts due after one year, classified according to the sensitivity to changes in interest rates (in thousands):

		After One
	Within	Through	After
	One Year	Five Years	Five Years	Total

Commercial	$19,593	$11,340	$16,593	$47,526
Real estate - commercial	39,867	54,730	232,034	326,631
Real estate - construction	4,525	20,384	2,563	27,472
Real estate - mortgage	7,046	7,301	48,773	63,120
Installment	2,662	1,479	1,235	5,376
Other	21,973	951	16,387	39,311
	$95,666	$96,185	$317,585	$509,436

Loans maturing after one year with:
Fixed interest rates		$76,318	$291,823	$368,141
Variable interest rates		$19,867	$25,762	$45,629

Impaired, Nonaccrual, Past Due, Troubled Debt Restructuring and Other Nonperforming Assets. The Company considers a loan impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

The following table shows information related to impaired loans at and for the period ended (in thousands):

	As of December 31, 2013			As of December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no allocated allowance
Commercial	$458	$481	$—	$585	$586	$—
Real estate - commercial	4,193	4,284	—	2,778	2,974	—
Real estate - construction	435	449	—	1,210	1,273	—
Real estate - mortgage	919	948	—	684	736	—
Installment	96	115	—	122	138	—
Other	374	397	—	111	120	—
Subtotal	6,475	6,674	—	5,490	5,827	—

With allocated allowance
Commercial	240	240	150	—	—	—
Real estate - commercial	113	113	28	184	217	171
Real estate - construction	—	—	—	161	161	18
Real estate - mortgage	416	416	50	—	—	—
Subtotal	769	769	228	345	378	189
Total Impaired Loans	$7,244	$7,443	$228	$5,835	$6,205	$189

The following table presents the average balance related to impaired loans for the period indicated (in thousands):

	2013		2012		2011
	Average Book	Interest Income	Average Book	Interest Income	Average Book	Interest Income
	Balance	Recognized	Balance	Recognized	Balance	Recognized

Commercial	$960	$—	$941	$—	$2,056	$—
Real estate - commercial	4,784	77	3,069	—	6,354	—
Real estate - construction	458	20	1,673	—	9,453	—
Real estate - mortgage	1,415	52	681	—	991	—
Installment	127	2	139	—	110	—
Other	388	—	122	—	91	—
Total	$8,132	$151	$6,625	$—	$19,055	$—
40

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

Nonperforming assets for the years ended December 31 are summarized as follows (in thousands):

	2013	2012	2011	2010	2009
Nonaccrual loans	$5,093	$5,835	$18,359	$20,065	$46,598
Loans past due 90 days or more and still accruing interest	—	—	52	—	—
Total nonperforming loans	5,093	5,835	18,411	20,065	46,598
Other real estate owned	3,454	22,423	20,106	25,784	12,377
Total nonperforming assets	$8,547	$28,258	$38,517	$45,849	$58,975

At December 31, 2013 and 2012, the recorded investment in nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) was approximately $5,093,000 and $5,835,000, respectively. The Company had $150,000 of specific allowance for loan losses on nonperforming loans of $240,000 at December 31, 2013 as compared to $189,000 of specific allowance for loan losses on nonperforming loans of $345,000 at December 31, 2012. Nonperforming loans as a percentage of total loans were 1.00% and 1.19% at December 31, 2013 and 2012, respectively. Nonperforming assets (nonperforming loans and OREO) totaled $8,547,000 at December 31, 2013, a decrease of $19,711,000 from the total at December 31, 2012. Nonperforming assets as a percentage of total assets were 0.93% and 3.13% at December 31, 2013 and 2012, respectively.

If interest on nonaccrual loans had been accrued, such income would have approximated $224,000, $575,000 and $1,039,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

There were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual at December 31, 2013.

At December 31, 2013, net carrying value of other real estate owned decreased $18,969,000 to $3,454,000 from $22,423,000 at December 31, 2012. During the year 2013, the Company transferred seven properties into OREO totaling $1,445,000, sold twenty three properties totaling $17,204,000, had write-downs of OREO of $3,057,000, and recorded loss on sale of OREO of $153,000. At December 31, 2013, OREO was comprised of seven properties which consisted of the following: three residential land parcels totaling $2,487,000, one residential construction loan totaling $161,000 one commercial land parcel for $41,000, one non-farm non-residential property totaling $571,000 and one residential property totaling $194,000.

The composition of nonperforming loans as of December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012 was as follows (in thousands):

	December		September		June		March		December
	2013		2013		2013		2013		2012
		% of		% of		% of		% of		% of
	Amount	total	Amount	total	Amount	total	Amount	total	Amount	total
Commercial	$698	13.7%	$582	11.2%	$648	11.0%	$563	8.7%	$585	10.0%
Real estate - commercial	3,425	67.2%	3,391	65.0%	3,669	62.5%	4,355	67.5%	2,962	50.8%
Real estate - construction	110	2.2%	438	8.4%	450	7.7%	770	11.9%	1,371	23.5%
Real estate - mortgage	417	8.2%	412	7.9%	622	10.6%	513	8.0%	684	11.7%
Installment	69	1.4%	82	1.6%	89	1.5%	93	1.4%	122	2.1%
Other	374	7.3%	311	6.0%	393	6.7%	155	2.4%	111	1.9%
Total nonaccrual loans	$5,093	100.0%	$5,216	100.0%	$5,871	100.0%	$6,449	100.0%	$5,835	100.0%

At December 31, 2013, there were seven real-estate-commercial loans totaling $3,425,000, or 67.2%, of the nonperforming loans. The largest real estate-commercial loan is for a commercial real estate building located in Sacramento County for $1,231,000. Charge-offs of $720,000 have been taken on this loan and no specific reserve has been established for this loan at December 31, 2013. The remaining six real estate-commercial loans total $2,194,000 (approximate average loan balance of $366,000). Charge-offs of $239,000 have been taken on these loans and no specific reserves have been established for these loans at December 31, 2013.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of December 31, 2013
	Accruing Interest
			Greater than
		30-89 Days	89 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$46,587	$241	$—	$698	$47,526
Real estate - commercial	322,773	433	—	3,425	326,631
Real estate - construction	27,362	—	—	110	27,472
Real estate - mortgage	62,178	525	—	417	63,120
Installment	5,273	34	—	69	5,376
Other	38,594	343	—	374	39,311
Total	$502,767	$1,576	$—	$5,093	$509,436

	As of December 31, 2012
	Accruing Interest
			Greater than
		30-89 Days	89 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$45,473	$20	$—	$585	$46,078
Real estate - commercial	292,505	163	—	2,962	295,630
Real estate - construction	21,436	196	—	1,371	23,003
Real estate - mortgage	72,907	762	—	684	74,353
Installment	6,529	38	—	122	6,689
Other	45,581	249	—	111	45,941
Total	$484,431	$1,428	$—	$5,835	$491,694

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

At December 31, 2013, accruing TDRs were $2,151,000 and nonaccrual TDRs were $905,000 compared to accruing TDRs of $2,414,000 and nonaccrual TDRs of $1,072,000 at December 31, 2012. At December 31, 2013, there were $78,000 in specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. At December 31, 2012, there were no specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. There were no commitments to lend additional amounts at December 31, 2013 and 2012 to customers with outstanding loans classified as troubled debt restructurings. There were no TDRs that subsequently defaulted during the twelve months following the modification of terms for either 2013 or 2012.

The following table presents loans that were modified and recorded as TDRs for the twelve months ended December 31, 2013 and 2012.

	As of December 31, 2013			As of December 31, 2012
	Accruing TDRs			Accruing TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Real estate - commercial	1	$435	$435	5	$1,350	$1,350
Real estate - construction	—	$—	$—	1	$343	$343
Real estate - mortgage	1	$209	$209	2	$721	$721

	Nonaccrual TDRs			Nonaccrual TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	1	$36	$36	1	$529	$529
Real estate - construction	1	$110	$110	2	$398	$398
Real estate - mortgage	1	$113	$113	—	$—	$—
Installment	—	$—	$—	4	$120	$120
Other	3	$210	$210	1	$25	$25

A summary of TDRs by type of concession and by type of loan as of December 31, 2013 and 2012 is shown below:

	December 31, 2013
Accruing TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Real estate - commercial	5	$—	$195	$686	$881
Real estate-construction	1	$—	$325	$—	$325
Real estate - mortgage	3	$—	$293	$625	$918
Installment	1	$—	$—	$27	$27

	December 31, 2013
Nonaccrual TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Commercial	2	$—	$—	$391	$391
Real estate-construction	1	$—	$110	$—	$110
Real estate - mortgage	1	$—	$—	$113	$113
Installment	2	$—	$—	$59	$59
Other	4	$104	$60	$68	$232

	December 31, 2012
Accruing TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Real estate - commercial	5	$202	$—	$1,148	$1,350
Real estate-construction	1	$—	$343	$—	$343
Real estate - mortgage	2	$—	$298	$423	$721

	December 31, 2012
Nonaccrual TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Commercial	1	$—	$—	$529	$529
Real estate-construction	2	$327	$71	$—	$398
Installment	4	$—	$—	$120	$120
Other	1	$—	$—	$25	$25
43

The following table presents the activity in the allowance for loan losses by portfolio segment (in thousands):

December 31, 2013	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Mortgage	Installment	Other	Unallocated	Total

Allowance for loan losses:
Beginning balance	$843	$6,295	$690	$982	$98	$721	$829	$10,458
Charge-offs	(208)	(438)	(401)	(420)	(84)	(289)		(1,840)
Recoveries	593	46	6	11	27	—		683
Provision for loan losses	(352)	(707)	315	269	90	400	(15)	—
Total ending allowance balance	$876	$5,196	$610	$842	$131	$832	$814	$9,301

December 31, 2012
Allowance for loan losses:
Beginning balance	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656
Charge-offs	(480)	(2,681)	(822)	(353)	(221)	(145)		(4,702)
Recoveries	110	63	80	39	103	9		404
Provision for loan losses	(120)	1,385	393	361	31	121	(71)	2,100
Total ending allowance balance	$843	$6,295	$690	$982	$98	$721	$829	$10,458

December 31, 2011	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Mortgage	Installment	Other	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Charge-offs	(928)	(2,917)	(405)	(440)	(345)	(490)		(5,525)
Recoveries	212	108	10	2	206	—		538
Provision for loan losses	532	1,898	(502)	417	(15)	560	(240)	2,650
Total ending allowance balance	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (in thousands):

December 31, 2013	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Mortgage	Installment	Other	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$150	$28	$—	$50	$—	$—	$—	$228
Collectively evaluated for impairment	726	5,168	610	792	131	832	814	9,073
Total ending allowance balance	$876	$5,196	$610	$842	$131	$832	$814	$9,301

Loans:
Loans individually evaluated for impairment	$698	$4,306	$435	$1,335	$96	$374		$7,244
Loans collectively evaluated for impairment	46,828	322,325	27,037	61,785	5,280	38,937		502,192
Total ending loans balance	$47,526	$326,631	$27,472	$63,120	$5,376	$39,311		$509,436

December 31, 2012	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Mortgage	Installment	Other	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$171	$18	$—	$—	$—	$—	$189
Collectively evaluated for impairment	843	6,124	672	982	98	721	829	10,269
Total ending allowance balance	$843	$6,295	$690	$982	$98	$721	$829	$10,458

Loans:
Loans individually evaluated for impairment	$585	$2,962	$1,371	$684	$122	$111		$5,835
Loans collectively evaluated for impairment	45,493	292,668	21,632	73,669	6,567	45,830		485,859
Total ending loans balance	$46,078	$295,630	$23,003	$74,353	$6,689	$45,941		$491,694

December 31, 2011	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Mortgage	Installment	Other	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$450	$606	$504	$37	$13	$—	$—	$1,610
Collectively evaluated for impairment	883	6,922	535	898	172	736	900	11,046
Total ending loans balance	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656

Loans:
Loans individually evaluated for impairment	$1,788	$5,998	$9,440	$938	$107	$88		$18,359
Loans collectively evaluated for impairment	44,372	270,646	18,023	46,424	10,818	47,877		438,160
Total ending loans balance	$46,160	$276,644	$27,463	$47,362	$10,925	$47,965		$456,519

The following table shows the loan portfolio allocated by management’s internal risk ratings (in thousands):

	As of December 31, 2013
	Pass	Special Mention	Substandard	Total
Commercial	$45,446	$1,107	$973	$47,526
Real estate - commercial	309,828	6,213	10,590	326,631
Real estate - construction	27,101	261	110	27,472
Real estate - mortgage	61,200	—	1,920	63,120
Installment	5,278	—	98	5,376
Other	38,611	—	700	39,311
Total	$487,464	$7,581	$14,391	$509,436

	As of December 31, 2012
	Pass	Special Mention	Substandard	Total
Commercial	$44,486	$129	$1,463	$46,078
Real estate - commercial	278,834	—	16,796	295,630
Real estate - construction	21,386	—	1,617	23,003
Real estate - mortgage	71,973	—	2,380	74,353
Installment	6,562	—	127	6,689
Other	45,658	—	283	45,941
Total	$468,899	$129	$22,666	$491,694

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
46

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

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet and was $146,000 and $143,000, as of December 31, 2013 and 2012, respectively.

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

Deposits. Deposits represent the Company’s primary source of funds. They are primarily core deposits in that they are demand, savings and money market, and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable as they are mostly derived from long-term banking relationships. During 2013, total deposits increased $19,269,000, or 2.51%, to $787,849,000 compared to $768,580,000 at December 31, 2012. Noninterest-bearing demand deposits increased $7,116,000, or 4.00%, interest-bearing demand deposits increased $17,193,000, or 9.28% and savings and money market deposits increased $17,599,000, or 7.55% during 2013. This increase was offset by a decrease in deposits from time certificates of $22,639,000, or 13.13% during 2013 as the Bank reduced the rates paid on time certificates. The shift in deposit mix has resulted in noninterest-bearing demand deposits representing 23.5% of total deposits at December 31, 2013 compared to 23.1% of total deposits at December 31, 2012.

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

The following table summarizes the Company’s deposits by type for the years ended December 31 (in thousands):

	2013	2012	2011
Noninterest-bearing demand	$184,971	$177,855	$167,506
Interest-bearing demand	202,508	185,315	170,124
Savings and money market	250,633	233,034	216,299
Time certificates	149,737	172,376	212,310
Total deposits	$787,849	$768,580	$766,239

Capital Resources. The Company maintains capital to support future growth and maintain financial strength while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity decreased $2,732,000 to $93,429,000 as of December 31, 2013, as compared to $96,161,000 at December 31, 2012. The decrease was due to a change in accumulated other comprehensive loss of $6,686,000, which was partially offset by net income of $3,625,000, and stock based compensation expense of $329,000. Under current regulations, management believes that the Company meets all capital adequacy requirements. The Company suspended indefinitely the payment of quarterly cash dividends on its common stock beginning in 2009.

The following table displays the Company’s and Bank’s capital ratios at December 31, 2013 (dollars in thousands).

			Minimum for Capital Adequacy	Well-capitalized
	Capital	Ratio	Purposes	Ratios
Company:
Total capital (to risk weighted assets)	$119,178	19.04%	8.00%	N/A
Tier 1 capital (to risk weighted assets)	$111,333	17.79%	4.00%	N/A
Tier 1 capital (to average assets)	$111,333	12.16%	4.00%	N/A

Bank:
Total capital (to risk weighted assets)	$116,783	18.68%	8.00%	10.00%
Tier 1 capital (to risk weighted assets)	$108,947	17.42%	4.00%	6.00%
Tier 1 capital (to average assets)	$108,947	11.90%	4.00%	5.00%

Impact of Inflation. Impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because a financial institution’s assets and liabilities consist largely of monetarily based items. The relatively low proportion of the Company’s fixed assets (approximately 0.9% at December 31, 2013) reduces both the potential of inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values.

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

The hypothetical impact of sudden interest rate shocks applied to the Company’s asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base level) from various sudden rate changes. Although interest rates normally would not change in this sudden manner, this exercise is valuable in identifying risk exposures. The results for the Company’s December 31, 2013 analysis indicates the following results for changes in net economic value and changes in net interest income over a one-year period given the interest rate shocks listed in the table below. Management believes that short and medium term interest rates will continue to remain at historical lows throughout the year.

	Shocked	Shocked
	by -1%	by +2%

Net interest income	-0.7%	-0.9%
Net economic value	-2.8%	-8.0%

For the modeling, the Company has made certain assumptions about the duration of its non-maturing deposits that are based on an analysis performed on the Company’s database to determine average length of deposit accounts. This assumption is important to determining net economic value at risk. The Company has compared its assumptions with those used by other financial institutions.

Liquidity. The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the pay-downs and maturities of investment securities, deposits with other banks, customer deposits and short term borrowing, when needed, are primary sources of funds that contribute to liquidity. Unused lines of credit from correspondent banks to provide secured federal funds for $10,000,000 as of December 31, 2013 were available to provide liquidity. In addition, NVB is a member of the FHLB providing an additional available line of credit of $260,689,000 secured by first deeds of trust on eligible 1-4 unit residential loans and qualifying investment securities. The Company also had a line of credit with the Federal Reserve Bank of San Francisco of $2,131,000 secured by qualifying investment securities. As of December 31, 2013, borrowings of $21,651,000 were outstanding in the form of Subordinated Debentures.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, federal funds sold, and available-for-sale investment securities) totaled $336,962,000 and $324,334,000, or 36.7% and 35.9% of total assets at December 31, 2013 and December 31, 2012, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $716,631,000 and $686,544,000 at December 31, 2013 and December 31, 2012, respectively.

In assessing liquidity, historical information such as seasonal loan demand, local economic cycles and the economy in general are considered along with current ratios, management goals and unique characteristics of the Company. Management believes the Company is in compliance with its policies relating to liquidity.

Certificates of Deposit. Maturities of time certificates of deposit outstanding of less than $100,000 and $100,000 or more at December 31, 2013 are summarized as follows (in thousands):

	$ 100,000	Under
	and over	$ 100,000
Three Months or Less	$15,117	$24,139
Over Three Months Through Twelve Months	44,423	42,129
Over One Year Through Three Years	10,790	10,729
Over Three Years	888	1,522
Total	$71,218	$78,519

As of December 31, 2013, the Company had $400,000 in brokered deposits consisting solely of customers’ time certificates of deposits that utilized the CDARs program. As a policy, the Company limits the use of brokered deposits to 10% of total assets.

Other Borrowed Funds. The Company did not have outstanding balances for Federal Home Loan Bank advances or Federal funds purchased at December 31, 2013, 2012 and 2011.

Certain Contractual Obligations. The following table summarizes certain contractual obligations of the Company as of December 31, 2013 (in thousands):

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Loan Commitments	$73,947	$35,549	$5,714	$252	$32,432
Subordinated Debentures, floating rate of 3.49% payable on 2033	6,186	—	—	—	6,186
Subordinated Debentures, floating rate of 3.04% payable on 2034	5,155	—	—	—	5,155
Subordinated Debentures, floating rate of 1.57% payable on 2036	10,310	—	—	—	10,310
Operating lease obligations	3,744	1,047	1,262	525	910
Certificates of deposits	149,737	125,808	21,519	2,410	—
Deferred compensation(1)	1,770	158	197	77	1,338
Supplemental retirement plans(1)	9,973	300	2,748	839	6,086
Total	$260,822	$162,862	$31,440	$4,103	$62,417

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

The following table discloses the Company’s condensed selected unaudited quarterly financial data for each of the quarters in the two-year period ended December 31, 2013.

	For the Quarter Ended
(In thousands except per share data)	December 2013	September 2013	June 2013	March 2013	December 2012	September 2012	June 2012	March 2012

Interest income	$8,199	$8,165	$7,981	$7,868	$8,276	$8,426	$8,420	$8,609
Interest expense	392	391	403	432	504	713	1,091	1,217
Net interest income	7,807	7,774	7,578	7,436	7,772	7,713	7,329	7,392
Provision for loan losses	—	—	—	—	—	700	1,000	400
Noninterest income	2,948	3,209	3,651	4,329	4,269	4,204	4,687	3,259
Noninterest expense	9,653	10,036	9,936	9,888	11,336	9,759	9,228	9,656
Income before provision (benefit) for income taxes	1,102	947	1,293	1,877	705	1,458	1,788	595
Provision (benefit) for income taxes	212	367	399	616	160	(2,546)	527	115
Net income	$890	$580	$894	$1,261	$545	$4,004	$1,261	$480

Earnings per share:
Basic	$0.13	$0.08	$0.13	$0.18	$0.08	$0.59	$0.18	$0.07
Diluted	$0.13	$0.08	$0.13	$0.18	$0.08	$0.59	$0.18	$0.07

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in the Company’s Current Report on Form 8-K, as filed with the Commission on November 4, 2011, Perry-Smith LLP was replaced by Crowe Horwath LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2012.  This change in accountants was the result of a transaction consummated on November 1, 2011 whereby Crowe Horwath LLP acquired certain assets of Perry-Smith LLP and certain Perry-Smith LLP personnel became associated with Crowe Horwath LLP.  Except as described above there has been no change in the independent accountants engaged to audit the financial statements of the Company during the two fiscal years ended December 31, 2013.  There have been no disagreements with such independent registered public accountants during the two fiscal years ended December 31, 2013 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that all information required to be disclosed by the Company is recorded, processed and reported in reports filed by the Company under the Exchange Act. Such information is reported to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely and accurate disclosure in accordance with the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of December 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and executive officers required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders of the Company to be filed with the Securities and Exchange Commission (the “Commission”) entitled “Election of Directors” (not including the share information included in the beneficial ownership tables nor the footnotes thereto nor the subsections entitled “Committees of the Board of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Meetings of the Board of Directors”) and the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders of the Company to be filed with the Commission entitled “Executive Compensation” and the subsection entitled “Election of Directors - Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from sections of the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled “Election of Directors - Security Ownership of Certain Beneficial Owners and Management,” as to share information in the tables of beneficial ownership and footnotes thereto and “Securities Authorized for Issuance Under Equity Compensation Plan.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders of the Company to be filed with the Commission, entitled “Principal Accounting Fees and Services.”

PART IV

ITEM 15. EXHIBITS AND, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of this Report

(a)(1) Financial Statements

Report of Management on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

North Valley Bancorp

Management of North Valley Bancorp and its subsidiaries (the Company) is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements as of December 31, 2013, and for the year then ended. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

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

The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States of America and FFIEC Call Report Instructions as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 1992 Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

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
54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

North Valley Bancorp

Redding, California

We have audited the accompanying consolidated balance sheets of North Valley Bancorp and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Valley Bancorp and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, North Valley Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Sacramento, California
March 12, 2014
55

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	As of December 31,
	2013	2012
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$19,348	$22,654
Federal funds sold	38,135	15,865
Total cash and cash equivalents	57,483	38,519

Interest-bearing deposits in other financial institutions	2,226	2,219
Investment securities available-for-sale, at fair value	279,479	285,815
Investment securities held-to-maturity, at amortized cost	2	6

Loans	509,244	492,211
Less: Allowance for loan losses	(9,301)	(10,458)
Net loans	499,943	481,753

Premises and equipment, net	7,833	9,181
Accrued interest receivable	2,124	2,217
Other real estate owned	3,454	22,423
FHLB and FRB stock and other nonmarketable securities	8,402	8,313
Bank-owned life insurance	37,209	36,045
Core deposit intangibles, net	109	255
Other assets	19,500	15,597

TOTAL ASSETS	$917,764	$902,343

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest bearing	$184,971	$177,855
Interest bearing	602,878	590,725
Total deposits	787,849	768,580

Accrued interest payable and other liabilities	14,835	15,951
Subordinated debentures	21,651	21,651
Total liabilities	824,335	806,182

Commitments and contingencies (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; no shares outstanding at December 31, 2013 and 2012	—	—
Common stock, no par value: authorized 60,000,000 shares; outstanding 6,836,463 and 6,835,192 at December 31, 2013 and 2012, respectively	98,824	98,495
Accumulated deficit	(375)	(4,000)
Accumulated other comprehensive (loss) income, net of tax	(5,020)	1,666
Total stockholders’ equity	93,429	96,161

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$917,764	$902,343

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Year Ended December 31,
	2013	2012	2011
INTEREST INCOME:
Interest and fees on loans	$25,739	$26,062	$28,863
Interest on investments:
Taxable interest income	6,051	7,075	7,580
Nontaxable interest income	369	528	629
Interest on federal funds sold and repurchase agreements	54	66	73
Total interest income	32,213	33,731	37,145

INTEREST EXPENSE:
Deposits	1,084	2,165	3,893
Other borrowings	2	8	1
Subordinated debentures	532	1,352	1,892
Total interest expense	1,618	3,525	5,786

Net interest income	30,595	30,206	31,359
Provision for loan losses	—	2,100	2,650
Net interest income after provision for loan losses	30,595	28,106	28,709

NONINTEREST INCOME:
Service charges on deposit accounts	3,690	4,333	4,635
Other fees and charges	4,422	4,715	4,663
Earnings on cash surrender value of life insurance policies	1,472	1,363	1,359
Gain on sale of loans, net	3,038	3,154	1,172
Gain on sales and calls of securities, net	548	1,877	1,677
Other	967	977	859
Total noninterest income	14,137	16,419	14,365

NONINTEREST EXPENSE:
Salaries and employee benefits	20,454	20,277	18,657
Occupancy expense	2,495	2,547	2,786
Furniture and equipment expense	860	938	1,062
FDIC and state assessments	820	922	1,355
Other real estate owned expense	3,539	3,556	4,804
Other	11,345	11,739	11,051
Total noninterest expenses	39,513	39,979	39,715

Income before provision (benefit) for income taxes	5,219	4,546	3,359

Provision (benefit) for income taxes	1,594	(1,744)	312

Net income	$3,625	$6,290	$3,047

Per Common Share Amounts
Basic and Diluted Income Per Common Share	$0.53	$0.92	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$3,625	$6,290	$3,047
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized holding gains (losses) arising during the period	(11,353)	3,433	6,293
Tax effect	4,655	(1,408)	(2,580)
Reclassification adjustment for gains included in gain on sales or calls of securities, net	(548)	(1,877)	(1,677)
Provision for income taxes	225	770	688
Net of tax	(7,021)	918	2,724
Defined benefit pension plans
Net gain (loss) arising during the period	275	(1,359)	(856)
Tax effect	(113)	557	351
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits	293	137	108
Benefit for income taxes	(120)	(57)	(44)
Net of tax	335	(722)	(441)
Total other comprehensive (loss) income	(6,686)	196	2,283
Comprehensive (loss) income	$(3,061)	$6,486	$5,330

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	(Loss) Income	Total

Balance January 1, 2011	6,832,492	$98,128	$(13,337)	$(813)	$83,978
Other comprehensive loss				2,283	2,283
Equity based compensation	1,260	157			157
Net income			3,047		3,047
Balance December 31, 2011	6,833,752	98,285	(10,290)	1,470	89,465
Other comprehensive income				196	196
Equity based compensation	1,440	210			210
Net income			6,290		6,290
Balance December 31, 2012	6,835,192	98,495	(4,000)	1,666	96,161
Other comprehensive loss				(6,686)	(6,686)
Equity based compensation	1,271	329			329
Net income			3,625		3,625
Balance December 31, 2013	6,836,463	$98,824	$(375)	$(5,020)	$93,429

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$3,625	$6,290	$3,047
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,019	1,080	1,197
Amortization of premium on securities, net	1,664	2,117	1,637
Amortization of core deposit intangible	146	146	146
Provision for loan losses	—	2,100	2,650
Net losses on sale and write-down of other real estate owned	3,210	3,033	4,096
Gain on sale of loans	(3,038)	(3,154)	(1,172)
Gain on sale and calls of securities	(548)	(1,877)	(1,677)
(Gain) loss on sale of premises and equipment	(80)	40	289
Deferred tax expense (benefit)	1,683	(1,762)	203
Stock based compensation expense	329	210	157
Effect of changes in:
Accrued interest receivable	93	340	156
Other assets	(2,104)	(1,517)	1,452
Accrued interest payable and other liabilities	(548)	(2,572)	1,342
Proceeds from sales of loans originated for sale	79,418	102,810	35,021
Loans originated for sale	(74,613)	(99,656)	(33,849)
Net cash provided by operating activities	10,256	7,628	14,695

Cash flows from investing activities
Purchases of time deposits at other financial institutions	(7)	(260)	(1,500)
Purchases of available-for-sale securities	(91,054)	(173,479)	(188,190)
Proceeds from sales/calls of available-for-sale securities	20,215	133,047	101,940
Proceeds from maturities/prepayments of available-for-sale securities	64,159	68,137	44,345
Proceeds from maturities/calls of held-to-maturity securities	4	—	—
Purchases of FHLB and FRB stock and other securities	(89)	(269)	(903)
Purchases of jumbo residential mortgages	—	(29,990)	—
Net (increase) decrease in loans	(20,775)	(22,543)	41,810
Proceeds from sales of other real estate owned	17,204	6,889	12,036
Proceeds from sales of premises and equipment	305	27	—
Purchases of premises and equipment	(523)	(1,667)	(1,348)
Net cash (used in) provided by investing activities	(10,561)	(20,108)	8,190

Cash flows from financing activities
Net increase in deposits	19,269	2,341	12,449
Repayment of subordinated debentures	—	(10,310)	—
Net cash provided by (used in) financing activities	19,269	(7,969)	12,449

Net increase (decrease) in cash and cash equivalents	18,964	(20,449)	35,334
Cash and cash equivalents, beginning of year	38,519	58,968	23,634
Cash and cash equivalents, end of year	$57,483	$38,519	$58,968

Supplemental cash flow information:
Interest paid	$1,646	$8,387	$3,840
Income taxes paid	$900	$122	$44

Supplemental noncash disclosures:
Transfer from loans to other real estate owned	$818	$12,239	$10,454
Transfer from premises to other real estate owned	$627	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED December 31, 2013, 2012 and 2011

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

Reclassifications. Certain amounts in 2012 and 2011 have been reclassified to conform with the 2013 consolidated financial statement presentation. These reclassifications had no effect on prior year net income or stockholders’ equity.

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

Reserve Requirements. The Company is subject to regulation by the Federal Reserve Board. The regulations require the Company to maintain certain cash reserve balances on hand or at the Federal Reserve Bank (“FRB”). At December 31, 2013 and 2012, the Company had no reserve requirement.

Investment Securities. The Company accounts for its investment securities as follows:

Trading securities are carried at fair value. Changes in fair value are included in noninterest income. The Company did not have any securities classified as trading at or during the years ended December 31, 2013, 2012 and 2011.

Available-for-sale securities are carried at estimated fair value and represent securities not classified as trading securities nor as held-to-maturity securities. Unrealized gains and losses resulting from changes in fair value are recorded, net of tax, as a net amount within accumulated other comprehensive (loss) income, which is a separate component of stockholders’ equity.

Held-to-maturity securities are carried at cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. The Company’s policy of carrying such investment securities at amortized cost is based upon its ability and management’s intent to hold such securities to maturity.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. During the years ended December 31, 2013, 2012 and 2011, there were no transfers of securities between categories.

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

Loan Sales and Servicing. The Company originates and sells residential mortgage loans to Freddie Mac and others. The Company retains the servicing on certain loans that are sold. Deferred origination fees and expenses are recognized at the time of sale in the determination of the gain or loss. When loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The gain (loss) is recognized at the time of sale or when all recourse provisions, if any, have lapsed based on the difference between the sale proceeds and the allocated carrying value of the related loans sold. The fair value of the contractual servicing is reflected as a servicing asset, which is amortized over the period of estimated net servicing income using a method approximating the interest method. The servicing asset is included in other assets on the consolidated balance sheet, and is evaluated for impairment on a periodic basis. Servicing income net of amortization is included in non-interest income on the consolidated statements of income.

At December 31, 2013 and 2012, the Company serviced real estate loans which it had sold to the secondary market of approximately $175,904,000 and $145,314,000, respectively. At December 31, 2013 and 2012, the Company serviced loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $12,580,000 and $13,696,000, respectively.

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

Commercial. Commercial loans generally possess a more inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses. Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

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

The Company assigns a risk rating to all loans except pools of homogeneous loans and periodically, but not less than annually, performs detailed reviews of all such individual loans over $250,000 to identify credit risks and to assess the overall collectability of the portfolio. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. The risk ratings of these smaller homogeneous loans are typically determined by the extent of their monthly required payments being past due, if any. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company’s regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. The risk ratings can be grouped into five major categories, defined as follows:

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

Other Real Estate Owned (“OREO”). Real estate acquired through, or in lieu of, loan foreclosures is expected to be sold and is recorded at its fair value less estimated costs to sell. The amount, if any, by which the recorded amount of the loan exceeds the fair value less estimated costs to sell are charged to the allowance for loan losses, if necessary. These properties are subsequently accounted for at the lower of cost or fair value less costs to sell. After foreclosure, valuations are periodically performed by management with any subsequent write-downs recorded as a valuation allowance and charged against operating expenses. Operating expenses of such properties, net of related income, are included in noninterest expenses and gains and losses on their disposition are included in other income or noninterest expenses.

Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation, which is computed principally on the straight-line method over the estimated useful lives of the respective assets. The useful lives of premises are estimated to be twenty to thirty years. The useful lives of furniture, fixtures and equipment are estimated to be two to ten years. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the respective leases. The Company evaluates premises and equipment for financial impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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

Bank Owned Life Insurance. The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Core Deposit Intangibles. These assets represent the estimated fair value of the deposit relationship acquired in acquisitions and is being amortized by the straight-line method. The core deposit intangible was recorded at $1,421,000 in August, 2004 with accumulated amortization of $1,312,000 at December 31, 2013. It was being amortized at $146,000 per year over an estimated life of ten years with a remaining amortization period of nine months. Amortization expense on these intangibles was $146,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense during 2014 is expected to be $109,000. Management evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization. There were no revisions resulting from management’s assessment in 2013, 2012 or 2011.

Defined Benefit Pension and Other Post Retirement Plans. Since December 31, 2006, the Company has recognized the funded status of its defined benefit plan in the accompanying consolidated balance sheet with gains or losses and prior service costs or credits that arise during the period that are not recognized as net period benefit expenses recorded in other comprehensive income (loss). The Company has recognized the underfunded status of its supplemental retirement plan as a liability in the consolidated balance sheet and recognizes subsequent changes in that unfunded status through other comprehensive income (loss). For the years ended December 31, 2013, 2012 and 2011, the amount recognized through other comprehensive income (loss) was $335,000, ($722,000) and ($441,000), respectively.

Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes. The Company applies the asset and liability method to account for income taxes. Deferred tax assets and liabilities are calculated by applying enacted tax laws and tax rates applicable at the time of the calculation to the differences between the financial statement basis and the tax basis of assets and liabilities. The effect on deferred taxes of changes in tax laws and rates is recognized in income in the period that includes the enactment date. On the consolidated balance sheet, net deferred tax assets are included in other assets. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

Earnings per Share. Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. Earnings per share is retroactively adjusted for stock dividends and stock splits for all periods presented.

Stock-Based Compensation. At December 31, 2013, the Company had two shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of options. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. As provided in the 1998 Employee Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. As of December 31, 2013, a total of 241,635 shares of Common Stock were available for future grants under the 2008 Stock Incentive Plan.

The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan provides for share based awards to key employees in the form of stock options, which may consist of NSOs and ISOs. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, in the form of stock awards or stock options, all of which must be NSOs. A total of 601,925 shares were authorized under all plans at December 31, 2013. Pursuant to the 1998 Employee Stock Incentive Plan there were outstanding options to purchase 51,930 shares of Common Stock at December 31, 2013. At December 31, 2013, the shares of Common Stock authorized to be granted as options under the terms of the 2008 Stock Incentive Plan totaled 549,995, consisting of 302,780 shares to be issued upon the exercise of options granted and still outstanding as of that date, 5,580 shares issued as stock awards and 241,635 shares reserved for future stock option grants and director stock awards. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Each outside director of the Company shall also be eligible to receive a stock award of 180 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. Each stock award shall be fully vested when granted to the outside director. In September 2013 and July 2012, each director was awarded 180 shares for their retainer grant. The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors. Outstanding options under the plans are exercisable until their expiration.

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

There were 114,234, 77,908 and 66,000 options granted in 2013, 2012 and 2011, respectively. The fair value of each option is estimated on the date of grant with the following assumptions:

	2013	2012	2011
Weighted average dividend yield	0.00%	0.00%	0.00%
Weighted average expected volatility	59.78%	58.50%	53.60%
Weighted average risk-free interest rate	1.38%	1.40%	2.27%
Weighted average expected option life	6.32 years	6.49 years	7.67 years
Weighted average grant date fair value	$9.53	$6.28	$6.07

Comprehensive (Loss) Income. Comprehensive (loss) income includes net income and other comprehensive income or loss, which represents the change in its net assets during the period from nonowner sources. The components of other comprehensive income or loss for the Company include the unrealized gain or loss on available-for-sale securities and changes in the funded status of the pension liability and are presented net of tax. Comprehensive (loss) income is reported on the consolidated statement of changes in stockholders’ equity.

Adoption of New Financial Accounting Standards

In February 2013, the FASB amended existing guidance related to reporting amounts reclassified out of other comprehensive (loss) income out of accumulated other comprehensive (loss) income.  These amendments do not change the current requirements for reporting net income or other comprehensive (loss) income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive (loss) income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive (loss) income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. These amendments are effective prospectively for interim and annual reporting periods beginning after December 15, 2012 and are disclosed in Note 18.

2. INVESTMENT SECURITIES

The amortized cost of investment securities and their estimated fair value were as follows (in thousands):

	As of December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$19,669	$—	$(1,471)	$18,198
Obligations of state and political subdivisions	5,216	151	(50)	5,317
Government sponsored agency mortgage-backed securities	251,923	2,528	(6,174)	248,277
Corporate debt securities	6,000	—	(1,245)	4,755
Equity securities	3,000	—	(68)	2,932
Total available-for-sale	$285,808	$2,679	$(9,008)	$279,479
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$2	$—	$—	$2

	As of December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$21,003	$115	$—	$21,118
Obligations of state and political subdivisions	10,698	499	—	11,197
Government sponsored agency mortgage-backed securities	239,543	6,152	(64)	245,631
Corporate debt securities	6,000	—	(1,244)	4,756
Equity securities	3,000	113	—	3,113
Total available-for-sale	$280,244	$6,879	$(1,308)	$285,815
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$6	$—	$—	$6

Net unrealized (losses) gains on available-for-sale securities totaling ($6,329,000) and $5,571,000 were recorded, net of ($2,595,000) and $2,284,000 in tax (benefits) provision, as accumulated other comprehensive (loss) gain within stockholders’ equity at December 31, 2013 and 2012, respectively. All government sponsored agency mortgage-backed securities are residential mortgages for the years ended December 31, 2013 and 2012.

For the years ended December 31, 2013, 2012 and 2011 there were $548,000, $1,886,000 and $1,687,000, respectively, in gross realized gains on sales or calls of available for sale securities. For the year ended December 31, 2013 there were no gross realized losses on sales or calls of securities categorized as available for sale securities. For the years ended December 31, 2012 and 2011 there were $9,000 and $10,000, respectively, in gross realized losses on sales or calls of securities categorized as available for sale securities. For the years ended December 31, 2013, 2012 and 2011 there were $20,215,000, $133,047,000 and $101,940,000, respectively, in gross proceeds from sales or calls of available for sale securities. There were no sales or transfers of held to maturity securities for the years ended December 31, 2013, 2012 and 2011. For the year ended December 31, 2013 there were gross proceeds of $4,000 in maturities or calls of held to maturity securities. For the years ended December 31, 2012 and 2011 there were no gross proceeds from maturities and calls of held to maturity securities.

The following tables show gross unrealized losses and the estimated fair value of available-for-sale investment securities, aggregated by investment category, for investment securities that are in an unrealized loss position (in thousands). Unrealized losses for held-to-maturity investment securities during the same period were not significant.

	As of December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities
Obligations of U.S. government sponsored agencies	$18,198	$(1,471)	$—	$—	$18,198	$(1,471)
Obligations of state and political subdivisions	1,145	(50)	—	—	1,145	(50)
Government sponsored agency mortgage-backed securities	156,421	(5,163)	17,296	(1,011)	173,717	(6,174)
Corporate debt securities	—	—	4,755	(1,245)	4,755	(1,245)
Equity securities	2,932	(68)	—	—	2,932	(68)
Total impaired securities	$178,696	$(6,752)	$22,051	$(2,256)	$200,747	$(9,008)

	As of December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities
Government sponsored agency mortgage-backed securities	$34,878	$(64)	$—	$—	$34,878	$(64)
Corporate debt securities	—	—	4,756	(1,244)	4,756	(1,244)
Total impaired securities	$34,878	$(64)	$4,756	$(1,244)	$39,634	$(1,308)

Obligations of U.S. Government Sponsored Agencies. Management believes that the unrealized losses on the Company’s investment in obligations of U.S. government sponsored agencies is caused by interest rate changes, and is not attributable to changes in credit quality. The Company’s investments in obligations of U.S. government sponsored agencies include two securities which were in a loss position for less than twelve months, none of which are individually significant. Management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis, which may be upon maturity. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

Obligations of States and Political Subdivisions. Management believes that the unrealized losses on the Company’s investment in obligations of states and political subdivisions is caused by interest rate changes and other market conditions, and is not attributable to changes in credit quality. The Company’s investments in obligations of states and political subdivisions include two securities which were in a loss position for less than twelve months, none of which are individually significant. Management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis, which may be upon maturity. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

Government Sponsored Agency Mortgage Backed Securities. Management believes that the unrealized losses on the Company’s investment in government sponsored agency mortgage-backed securities is caused by interest rate changes and other market conditions and is not attributable to changes in credit quality. These investments include fourteen securities which were in a loss position for less than twelve months and two securities in a loss position for twelve months or longer, none of which are individually significant. Additionally, the contractual cash flows of these investments are guaranteed by an agency of the U.S. government and thus it is expected that the securities would not be settled at any price less than the amortized cost of the Company’s investment. Management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis, which may be upon maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013 or 2012.

Corporate Debt Securities. As of December 31, 2013, there were two corporate debt securities in a loss position for twelve months or more. There is a current active market for these securities and management believes that the unrealized losses on the Company’s investment in these corporate debt securities is due to the yield of the securities and is not attributable to changes in credit quality. The two corporate debt securities are each a $3,000,000 single-issuer trust preferred security issued by two separate large publicly-traded financial institutions. The securities are tied to the front-end of the yield curve, three-month LIBOR (a short-term interest rate) and have a spread over that. Management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before the recovery of its amortized cost basis, which may be upon maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013 or 2012.

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

Contractual maturities of held-to-maturity and available-for-sale securities (other than equity securities with an amortized cost and fair value of approximately $3,000,000 and $2,932,000) at December 31, 2013, are shown below (in thousands).

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Estimated		Estimated
	(Carrying	Fair	Amortized	Fair Value
	Amount)	Value	Costs	(Carrying Amount)
Within one year	$2	$2	$4,003	$4,101
One to five years	—	—	102,441	104,057
Five to ten years	—	—	169,362	162,670
Beyond ten years	—	—	7,002	5,719
	$2	$2	$282,808	$276,547

At December 31, 2013 and 2012, securities having fair value amounts of approximately $272,092,000 and $276,308,000, respectively, were pledged to secure public deposits, short-term borrowings, treasury tax and loan balances and for other purposes required by law or contract.

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

Major classifications of loans at December 31 were as follows (in thousands):

	2013	2012
Commercial	$47,526	$46,078
Real estate - commercial	326,631	295,630
Real estate - construction	27,472	23,003
Real estate - mortgage	63,120	74,353
Installment	5,376	6,689
Other	39,311	45,941
Gross loans	509,436	491,694
Deferred loan (fees) costs, net	(192)	517
Allowance for loan losses	(9,301)	(10,458)
Loans, net	$499,943	$481,753

Salaries and employee benefits totaling $1,048,000, $1,263,000 and $800,000 have been deferred as loan origination costs for the years ended December 31, 2013, 2012 and 2011, respectively.

Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB. Pledged loans totaled $91,447,000 and $116,929,000 December 31, 2013 and 2012, respectively (see Note 9).

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated (in thousands):

	As of December 31, 2013			As of December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no allocated allowance
Commercial	$458	$481	$—	$585	$586	$—
Real estate - commercial	4,193	4,284	—	2,778	2,974	—
Real estate - construction	435	449	—	1,210	1,273	—
Real estate - mortgage	919	948	—	684	736	—
Installment	96	115	—	122	138	—
Other	374	397	—	111	120	—
Subtotal	6,475	6,674	—	5,490	5,827	—

With allocated allowance
Commercial	240	240	150	—	—	—
Real estate - commercial	113	113	28	184	217	171
Real estate - construction	—	—	—	161	161	18
Real estate - mortgage	416	416	50	—	—	—
Subtotal	769	769	228	345	378	189
Total Impaired Loans	$7,244	$7,443	$228	$5,835	$6,205	$189

The following table presents the average balance related to impaired loans for the period indicated (in thousands):

	2013		2012		2011
	Average Book	Interest Income	Average Book	Interest Income	Average Book	Interest Income
	Balance	Recognized	Balance	Recognized	Balance	Recognized

Commercial	$960	$—	$941	$—	$2,056	$—
Real estate - commercial	4,784	77	3,069	—	6,354	—
Real estate - construction	458	20	1,673	—	9,453	—
Real estate - mortgage	1,415	52	681	—	991	—
Installment	127	2	139	—	110	—
Other	388	—	122	—	91	—
Total	$8,132	$151	$6,625	$—	$19,055	$—

Nonperforming loans include all such loans that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans at December 31 are summarized as follows (in thousands):

			Loans Past Due Over
	Nonaccrual		90 Days Still Accruing
	2013	2012	2013	2012
Commercial	$698	$585	$—	$—
Real estate - commercial	3,425	2,962	—	—
Real estate - construction	110	1,371	—	—
Real estate - mortgage	417	684	—	—
Installment	69	122	—	—
Other	374	111	—	—
Total	$5,093	$5,835	$—	$—

If interest on nonaccrual loans had been accrued, such income would have approximated $224,000, $575,000 and $1,039,000 for the years ended December 31, 2013, 2012 and 2011.

At December 31, 2013 there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of December 31, 2013
	Accruing Interest
			Greater than
		30-89 Days	89 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$46,587	$241	$—	$698	$47,526
Real estate - commercial	322,773	433	—	3,425	326,631
Real estate - construction	27,362	—	—	110	27,472
Real estate - mortgage	62,178	525	—	417	63,120
Installment	5,273	34	—	69	5,376
Other	38,594	343	—	374	39,311
Total	$502,767	$1,576	$—	$5,093	$509,436

	As of December 31, 2012
	Accruing Interest
			Greater than
		30-89 Days	89 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$45,473	$20	$—	$585	$46,078
Real estate - commercial	292,505	163	—	2,962	295,630
Real estate - construction	21,436	196	—	1,371	23,003
Real estate - mortgage	72,907	762	—	684	74,353
Installment	6,529	38	—	122	6,689
Other	45,581	249	—	111	45,941
Total	$484,431	$1,428	$—	$5,835	$491,694

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

At December 31, 2013, accruing TDRs were $2,151,000 and nonaccrual TDRs were $905,000 compared to accruing TDRs of $2,414,000 and nonaccrual TDRs of $1,072,000 at December 31, 2012. At December 31, 2013, there were $78,000 in specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. At December 31, 2012, there were no specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. There were no commitments to lend additional amounts at December 31, 2013 and 2012 to customers with outstanding loans classified as troubled debt restructurings. There were no TDRs that subsequently defaulted during the twelve months following the modification of terms for either 2013 or 2012.

The following table presents loans that were modified and recorded as TDRs during the twelve months ended December 31, 2013 and 2012.

	As of December 31, 2013			As of December 31, 2012
	Accruing TDRs			Accruing TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Real estate - commercial	1	$435	$435	5	$1,350	$1,350
Real estate - construction	—	$—	$—	1	$343	$343
Real estate - mortgage	1	$209	$209	2	$721	$721

	Nonaccrual TDRs			Nonaccrual TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	1	$36	$36	1	$529	$529
Real estate - construction	1	$110	$110	2	$398	$398
Real estate - mortgage	1	$113	$113	—	$—	$—
Installment	—	$—	$—	4	$120	$120
Other	3	$210	$210	1	$25	$25

A summary of TDRs by type of concession and by type of loan as of December 31, 2013 and 2012, is shown below:

	December 31, 2013
Accruing TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Real estate - commercial	5	$—	$195	$686	$881
Real estate-construction	1	$—	$325	$—	$325
Real estate - mortgage	3	$—	$293	$625	$918
Installment	1	$—	$—	$27	$27

Nonaccrual TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Commercial	2	$—	$—	$391	$391
Real estate-construction	1	$—	$110	$—	$110
Real estate - mortgage	1	$—	$—	$113	$113
Installment	2	$—	$—	$59	$59
Other	4	$104	$60	$68	$232

	December 31, 2012
Accruing TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Real estate - commercial	5	$202	$—	$1,148	$1,350
Real estate-construction	1	$—	$343	$—	$343
Real estate - mortgage	2	$—	$298	$423	$721

Nonaccrual TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Commercial	1	$—	$—	$529	$529
Real estate-construction	2	$327	$71	$—	$398
Installment	4	$—	$—	$120	$120
Other	1	$—	$—	$25	$25
73

The following table presents the activity in the allowance for loan losses by portfolio segment (in thousands):

December 31, 2013	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Mortgage	Installment	Other	Unallocated	Total

Allowance for loan losses:
Beginning balance	$843	$6,295	$690	$982	$98	$721	$829	$10,458
Charge-offs	(208)	(438)	(401)	(420)	(84)	(289)		(1,840)
Recoveries	593	46	6	11	27	—		683
Provision for loan losses	(352)	(707)	315	269	90	400	(15)	—
Total ending allowance balance	$876	$5,196	$610	$842	$131	$832	$814	$9,301

December 31, 2012	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Mortgage	Installment	Other	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656
Charge-offs	(480)	(2,681)	(822)	(353)	(221)	(145)		(4,702)
Recoveries	110	63	80	39	103	9		404
Provision for loan losses	(120)	1,385	393	361	31	121	(71)	2,100
Total ending allowance balance	$843	$6,295	$690	$982	$98	$721	$829	$10,458

December 31, 2011	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Mortgage	Installment	Other	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,517	$8,439	$1,936	$956	$339	$666	$1,140	$14,993
Charge-offs	(928)	(2,917)	(405)	(440)	(345)	(490)		(5,525)
Recoveries	212	108	10	2	206	—		538
Provision for loan losses	532	1,898	(502)	417	(15)	560	(240)	2,650
Total ending allowance balance	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656
74

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (in thousands):

December 31, 2013	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Mortgage	Installment	Other	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$150	$28	$—	$50	$—	$—	$—	$228
Collectively evaluated for impairment	726	5,168	610	792	131	832	814	9,073
Total ending allowance balance	$876	$5,196	$610	$842	$131	$832	$814	$9,301

Loans:
Loans individually evaluated for impairment	$698	$4,306	$435	$1,335	$96	$374		$7,244
Loans collectively evaluated for impairment	46,828	322,325	27,037	61,785	5,280	38,937		502,192
Total ending loans balance	$47,526	$326,631	$27,472	$63,120	$5,376	$39,311		$509,436

December 31, 2012	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Mortgage	Installment	Other	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$171	$18	$—	$—	$—	$—	$189
Collectively evaluated for impairment	843	6,124	672	982	98	721	829	10,269
Total ending allowance balance	$843	$6,295	$690	$982	$98	$721	$829	$10,458

Loans:
Loans individually evaluated for impairment	$585	$2,962	$1,371	$684	$122	$111		$5,835
Loans collectively evaluated for impairment	45,493	292,668	21,632	73,669	6,567	45,830		485,859
Total ending loans balance	$46,078	$295,630	$23,003	$74,353	$6,689	$45,941		$491,694

December 31, 2011	Commercial	Real Estate Commercial	Real Estate Construction	Real Estate Mortgage	Installment	Other	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$450	$606	$504	$37	$13	$—	$—	$1,610
Collectively evaluated for impairment	883	6,922	535	898	172	736	900	11,046
Total ending loans balance	$1,333	$7,528	$1,039	$935	$185	$736	$900	$12,656

Loans:
Loans individually evaluated for impairment	$1,788	$5,998	$9,440	$938	$107	$88		$18,359
Loans collectively evaluated for impairment	44,372	270,646	18,023	46,424	10,818	47,877		438,160
Total ending loans balance	$46,160	$276,644	$27,463	$47,362	$10,925	$47,965		$456,519
75

The following table shows the loan portfolio allocated by management’s internal risk ratings (in thousands):

	As of December 31, 2013
	Pass	Special Mention	Substandard	Total
Commercial	$45,446	$1,107	$973	$47,526
Real estate - commercial	309,828	6,213	10,590	326,631
Real estate - construction	27,101	261	110	27,472
Real estate - mortgage	61,200	—	1,920	63,120
Installment	5,278	—	98	5,376
Other	38,611	—	700	39,311
Total	$487,464	$7,581	$14,391	$509,436

	As of December 31, 2012
	Pass	Special Mention	Substandard	Total
Commercial	$44,486	$129	$1,463	$46,078
Real estate - commercial	278,834	—	16,796	295,630
Real estate - construction	21,386	—	1,617	23,003
Real estate - mortgage	71,973	—	2,380	74,353
Installment	6,562	—	127	6,689
Other	45,658	—	283	45,941
Total	$468,899	$129	$22,666	$491,694

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
76

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

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet and was $146,000 and $143,000, as of December 31, 2013 and 2012, respectively.

4. OTHER REAL ESTATE OWNED

The table shows the changes in other real estate owned (OREO) during the years ended December 31 as follows (in thousands):

	2013	2012	2011
Balance, beginning of year	$22,423	$20,106	$25,784
Loans transferred to other real estate owned	818	12,239	10,454
Premises transferred to other real estate owned	627	—	—
Sales of other real estate owned	(17,204)	(6,889)	(12,036)
Loss on sale or write-down of other real estate owned	(3,210)	(3,033)	(4,096)
Balance, end of year	$3,454	$22,423	$20,106

The following table presents the components of OREO expense (in thousands):

	As of December 31,
	2013	2012	2011
Operating expenses	$329	$523	$708
Provision for unrealized losses	3,057	2,638	4,002
Net loss on sales	153	395	94
Total other real estate owned expense	$3,539	$3,556	$4,804

5. FAIR VALUE MEASUREMENTS

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

77

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis (in thousands):

Recurring Basis

	Fair Value Measurements at December 31, 2013 Using:
	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$18,198	$—	$18,198	$—
Obligations of state and political subdivisions	5,317	—	5,317	—
Government sponsored agency mortgage-backed securities	248,277	—	248,277	—
Corporate debt securities	4,755	—	4,755	—
Equity securities	2,932	—	2,932	—
	$279,479	$—	$279,479	$—

	Fair Value Measurements at December 31, 2012 Using:
	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$21,118	$—	$21,118	$—
Obligations of state and political subdivisions	11,197	—	11,197	—
Government sponsored agency mortgage-backed securities	245,631	—	245,631	—
Corporate debt securities	4,756	—	4,756	—
Equity securities	3,113	—	3,113	—
	$285,815	$—	$285,815	$—

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the year ended December 31, 2013, there were no transfers between Levels 1 and 2.

There were no liabilities measured at fair value on a recurring basis at December 31, 2013 or 2012.

78

Nonrecurring Basis

	Total at
	December 31,	Fair Value Measurements Using:
	2013	Level 1	Level 2	Level 3	Total Losses

Impaired loans:
Commercial	$157	$—	$—	$157	$63
Real estate - commercial	593	—	—	593	239
Real estate - construction	110	—	—	110	71
Real estate - mortgage	291	—	—	291	42
Other	164	—	—	164	71
Other real estate owned:
Real estate - commercial	570	—	—	570	57
Real estate - construction	2,147	—	—	2,147	1,125
Total assets measured at fair value on a nonrecurring basis	$4,032	$—	$—	$4,032	$1,668

	Total at
	December 31,	Fair Value Measurements Using:
	2012	Level 1	Level 2	Level 3	Total Losses

Impaired loans:
Commercial	$585	$—	$—	$585	$126
Real estate - commercial	2,222	—	—	2,222	1,313
Real estate - construction	143	—	—	143	19
Real estate - mortgage	464	—	—	464	29
Installment	75	—	—	75	27
Other	25	—	—	25	24
Other real estate owned:
Real estate - construction	7,360	—	—	7,360	2,194
Real estate - mortgage	184	—	—	184	140
Total assets measured at fair value on a nonrecurring basis	$11,058	$—	$—	$11,058	$3,872

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

79

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis (in thousands):

				Range
				(Weighted
December 31, 2013	Fair Value	Valuation Techniques	Unobservable Inputs	Average)

Impaired loans:
Commercial	$157	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Real estate - commercial	$593	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Real estate - construction	$110	Sales comparison approach	Adjustment for differences between the comparable sales	2% to 3% (3%)
Real estate - mortgage	$291	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Other	$164	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Other real estate owned:
Real estate - commercial	$570	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Real estate - construction	$2,147	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 6% (6%)

				Range
				(Weighted
Monday, December 31, 2012	Fair Value	Valuation Techniques	Unobservable Inputs	Average)

Impaired loans:
Commercial	$585	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Real estate - commercial	$2,222	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Real estate - construction	$143	Sales comparison approach	Adjustment for differences between the comparable sales	2% to 3% (3%)
Real estate - mortgage	$464	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Other	$25	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Other real estate owned:
Real estate - construction	$7,360	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 6% (6%)
Real estate - mortgage	$184	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)

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

The following assumptions were used as of December 31, 2013 and 2012 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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
80

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
81

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

		Fair Value Measurements at
		December 31, 2013 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$19,348	$19,348	$—	$—	$19,348
Federal funds sold	38,135	38,135	—	—	38,135
Time deposits at other financial institutions	2,226	—	2,226	—	2,226
FHLB, FRB and other securities	8,402	—	—	—	N/A
Securities:
Available-for-sale	279,479	—	279,479	—	279,479
Held-to-maturity	2	—	2	—	2
Loans	499,943	—		510,611	510,611
Accrued interest receivable	2,124	—	692	1,432	2,124

FINANCIAL LIABILITIES
Deposits:
Nonmaturity deposits	$638,112	$638,112	$—	$—	$638,112
Time deposits	149,737	—	149,899	—	149,899
Subordinated debentures	21,651	—	—	7,702	7,702
Accrued interest payable	108	2	29	77	108

		Fair Value Measurements at
		December 31, 2012 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$22,654	$22,654	$—	$—	$22,654
Federal funds sold	15,865	15,865	—	—	15,865
Time deposits at other financial institutions	2,219	—	2,219	—	2,219
FHLB, FRB and other securities	8,313	—	—	—	N/A
Securities:
Available-for-sale	285,815	—	285,815	—	285,815
Held-to-maturity	6	—	6	—	6
Loans	481,753	—	—	500,689	500,689
Accrued interest receivable	2,217	—	767	1,450	2,217

FINANCIAL LIABILITIES
Deposits:
Nonmaturity deposits	$596,204	$596,204	$—	$—	$596,204
Time deposits	172,376	—	172,805	—	172,805
Subordinated debentures	21,651	—	—	9,018	9,018
Accrued interest payable	136	2	54	80	136
82

6. PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31 are summarized as follows (in thousands):

	2013	2012
Land	$2,207	$2,620
Building and building improvements	8,696	9,341
Furniture, fixtures and equipment	12,716	12,599
Leasehold improvements	2,805	2,791
Construction in process	26	5
Total premises and equipment	26,450	27,356
Less: Accumulated depreciation	(18,617)	(18,175)
Premises and equipment, net	$7,833	$9,181

Depreciation and amortization included in occupancy and equipment expense totaled $1,019,000, $1,080,000 and $1,197,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has operating leases for certain premises and equipment. These leases expire on various dates through 2023 and have various renewal options ranging from 1 to 25 years. Rent expense for such leases for the years ended December 31, 2013, 2012 and 2011 was $1,107,000, $1,109,000 and $1,252,000, respectively.

The following schedule represents the Company’s noncancelable future minimum scheduled lease payments at December 31, 2013 (in thousands):

2014	$1,047
2015	793
2016	469
2017	299
2018	226
Thereafter	910
Total	$3,744

7. OTHER ASSETS

Major classifications of other assets at December 31 were as follows (in thousands):

	2013	2012
Deferred taxes, net	$15,309	$12,346
Federal and state tax receivable	1,314	444
Prepaid expenses	767	879
Mortgage and SBA servicing asset	1,362	1,139
Other	748	789
Total other assets	$19,500	$15,597

Originated mortgage and SBA servicing assets totaling $706,000, $628,000 and $421,000 were recognized during the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of mortgage and SBA servicing assets totaled $483,000, $343,000 and $275,000 for the years ended December 31, 2013, 2012 and 2011, respectively. There were no impairment charges to mortgage servicing assets during the years ended December 31, 2013, 2012 and 2011. At December 31, 2013 and 2012, the Company serviced real estate loans and loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $188,484,000 and $159,010,000, respectively. Fair value of loan servicing assets at year-end 2013 was determined using discount rates ranging from 9.25% to 12.75%, prepayment speeds ranging from 144psa to 320psa, depending on the stratification of the specific right, and a weighted average default rate of 1.25%. Fair value of loan servicing assets at year-end 2012 was determined using discount rates ranging from 9.25% to 12.75%, prepayment speeds ranging from 318psa to 512psa, depending on the stratification of the specific right; and a weighted average default rate of 1.25%.

8. DEPOSITS

The following table summarizes the Company’s deposits by type for the years ended December 31 (in thousands):

	2013	2012
Noninterest-bearing demand	$184,971	$177,855
Interest-bearing demand	202,508	185,315
Savings and money market	250,633	233,034
Time certificates	149,737	172,376
Total deposits	$787,849	$768,580

The aggregate amount of time certificates of deposit in denominations of $100,000 or more was $71,218,000 and $82,036,000 at December 31, 2013 and 2012, respectively. Interest expense incurred on such time certificates of deposit was $399,000, $805,000 and $1,245,000 for the years ended December 31, 2013, 2012 and 2011. At December 31, 2013, the scheduled maturities of all time deposits were as follows (in thousands):

Years	Amount
2014	$125,808
2015	15,498
2016	6,021
2017	2,410
$149,737

9. LINES OF CREDIT

At December 31, 2013, the Company had the following lines of credit with correspondent banks to purchase federal funds (in thousands):

Description	Amount	Expiration
Secured:
Secured fed funds	$10,000	6/30/2014
First deeds of trust on eligible 1-4 unit residential loans	$70,932	Monthly
Securities backed credit program	$189,757	Monthly
Discount -securities	$2,131	Monthly

The Company did not have outstanding balances for FHLB advances or Federal Funds purchased at December 31, 2013 and 2012.

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

The obligation to pay interest on the Debentures is cumulative and will continue to accrue, currently at a variable rate of 3.49% on the 2033 Debentures, variable rate of 3.04% on the 2034 Debentures and a variable rate of 1.57% on the 2036 Debentures.  Interest is generally set at variable rates based on the three-month LIBOR, reset and payable quarterly, plus 3.25% for the 2033 Debentures, plus 2.80% for the 2034 Debentures, and plus 1.33% for the 2036 Debentures. At December 31, 2013 and 2012, the Company had recorded accrued and unpaid interest payments of $77,000 and $79,000, respectively.

The trust preferred securities issued by the trusts are currently included in Tier 1 capital in the amount of $21,000,000 for purposes of determining Leverage, Tier 1 and Total Risk-Based capital ratios for the year ending December 31, 2013 and 2012.

The following table summarizes the terms of each subordinated debenture issuance (dollars in thousands):

			Fixed or
	Date		Variable	Current	Rate	Redemption	Amount at December 31,
Series	Issued	Maturity	Rate	Rate	Index	Date	2013	2012
North Valley Capital Trust II	4/10/03	4/24/33	Variable	3.49%	LIBOR + 3.25%	4/24/08	6,186	6,186
North Valley Capital Trust III	5/5/04	4/24/34	Variable	3.04%	LIBOR + 2.80%	7/23/09	5,155	5,155
North Valley Capital Statutory Trust IV	12/29/05	3/15/36	Variable	1.57%	LIBOR + 1.33%	3/15/11	10,310	10,310
							$21,651	$21,651

Deferred costs related to the Subordinated Debentures, which are included in other assets in the accompanying consolidated balance sheet, totaled $0 and $6,000 at December 31, 2013 and 2012, respectively. Amortization of the deferred costs was $6,000, $20,000 and $42,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

11. INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, was as follows (in thousands):

	2013	2012	2011
Current tax (benefit) provision:
Federal	$(75)	$(99)	$63
State	(15)	117	46
Total	(90)	18	109
Deferred tax provision (benefit):
Federal	1,472	2,715	695
State	212	(200)	(269)
Impact of valuation allowance	—	(4,277)	(223)
Total	1,684	(1,762)	203
Total provision (benefit) for income taxes	$1,594	$(1,744)	$312

Current and deferred tax provision (benefit) for the years ended December 31, 2013, 2012 and 2011 was $1,594,000, ($1,744,000), and $312,000, respectively. During 2010, the Company recorded a partial valuation allowance of $4,500,000 against the Company’s deferred tax asset. During the quarter ended December 31, 2011, the Company reversed the Federal portion of its valuation allowance in the amount of $223,000, and during the quarter ended September 30, 2012 the Company reversed the remaining State valuation allowance of $4,277,000.

At December 31, 2013, the Bank had Federal and State net operating loss carryforwards (NOLs) for tax purposes of approximately $4,627,000 and $26,586,000, respectively. The Company’s Federal NOLs will expire in 2031 and its California NOLs will expire in 2032 if not fully utilized.

The effective federal tax rate for the years ended December 31, differs from the statutory tax rate as follows:

	2013		2012		2011
Federal statutory income tax rate	35.0%		35.0%		35.0%
State income taxes net of Federal income tax benefit	2.5%		(1.2%	)	(4.3%	)
Tax exempt income	(2.5%	)	(4.0%	)	(6.5%	)
Impact of valuation allowance	—		(61.1%	)	(6.6%	)
Increase in reserve for uncertain tax positions	—		—		1.2%
Other	(4.4%	)	(7.1%	)	(9.5%	)
Effective tax (benefit) rate	30.6%		(38.4%	)	9.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset at December 31 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Allowance for loan losses	$4,490	$5,252
Accrued pension obligation	3,573	3,070
Underfunded pension obligation	893	1,125
Deferred compensation	811	755
Unrealized loss on available-for-sale securities	2,595	—
Discount on acquired loans	—	14
Stock based compensation	166	181
Tax credits	2,634	2,092
Net operating loss	4,501	4,109
Capital loss	26	489
Other real estate owned	684	2,597
Other	526	864
Total deferred tax assets	$20,899	$20,548
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	1,069	1,149
FHLB stock dividend	410	410
Deferred loan fees and costs	894	986
Originated mortgage servicing rights	463	412
Core deposit intangibles	50	117
Unrealized gain on available-for-sale securities	—	2,284
Market to market adjustment	—	28
California franchise tax	2,538	2,612
Other	166	204
Total deferred tax liabilities	$5,590	$8,202
Net deferred tax asset	$15,309	$12,346

The Company and its subsidiaries file income tax returns in the United States and California jurisdictions. There are currently no pending federal tax examinations by tax authorities. With few exceptions, the Company is no longer subject to examination by federal taxing authorities for the years ended on or before December 31, 2009 and by state and local taxing authorities for years ended on or before December 31, 2008. The Company’s primary market areas are designated as “Enterprise Zones” and the Company receives tax credits for hiring individuals in these markets and receives an interest deduction for loans made in designated enterprise zones. The tax credits and interest deductions are significant to the Company in reducing its effective tax rate. These positions could be challenged by the California Franchise Tax Board, and an unfavorable adjustment could occur. The California Franchise Tax Board is currently conducting examinations of the State of California returns for 2003, 2004, 2007 and 2008.

The Company determined its unrecognized tax benefit to be $519,000 for the years ended December 31, 2013 and 2012. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012
Beginning balance	$519	$519
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Ending balance	$519	$519

Of this total, the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods is not considered significant for disclosure purposes. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

During the year ended December 31, 2013, the Company was not assessed any interest and penalties. The Company had approximately $86,000 and $42,000 for the payment of interest and penalties accrued at December 31, 2013 and 2012, respectively.

12. PENSION AND OTHER BENEFIT PLANS

Substantially all employees with at least one year of service participate in a Company-sponsored employee stock ownership plan (ESOP). The Company made discretionary contributions to the ESOP of $80,000, for the years ended December 31, 2013 and 2012, respectively and $40,000 for the year ended December 31, 2011. At December 31, 2013 and 2012, the ESOP owned approximately 48,794 and 47,445, respectively, shares of the Company’s common stock.

The Company maintains a 401(k) plan covering employees who have completed 1,000 hours of service during a 12-month period and are age 21 or older. Voluntary employee contributions are partially matched by the Company. The Company made contributions to the plan of $208,000, $172,000 and $69,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has a nonqualified executive deferred compensation plan for key executives and directors. Under this plan, participants voluntarily elect to defer a portion of their salary, bonus or fees and the Company is required to credit these deferrals with interest. The Company’s deferred compensation obligation of $1,770,000 and $1,697,000 as of December 31, 2013 and 2012, respectively, is included in accrued interest payable and other liabilities. The interest cost for this plan was $135,000, $132,000 and $141,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has a supplemental retirement plan for key executives, certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and holds policies with cash surrender values of $37,209,000 and $36,045,000 at December 31, 2013 and 2012, respectively. The related accrued pension obligation of $9,973,000 and $9,443,000 as of December 31, 2013 and 2012, respectively, is included in accrued interest payable and other liabilities.

The following tables set forth the status of the nonqualified supplemental retirement defined benefit pension plans at or for the year ended December 31 (in thousands):

		Pension Benefits
		2013	2012
Change in projected benefit obligation (PBO)
Benefit obligation at the beginning of the year		$9,443	$7,397
Service cost		683	602
Interest cost		372	334
Benefit payments		(250)	(250)
Actuarial loss		(275)	1,360
Plan amendments		—	—
Projected benefit obligation at end of year		$9,973	$9,443
Accumulated benefit obligation at end of year		$7,639	$7,031
Change in plan assets:
Employer contributions		$250	$250
Benefit payments		(250)	(250)
Fair value of plan assets at end of year		$—	$—

Funded status		$(9,973)	$(9,443)

Amounts recognized in statements of financial position
Current liability		(300)	(278)
Noncurrent liability		(9,673)	(9,165)
Net amount recognized		$(9,973)	$(9,443)

Amounts recognized in accumulated other comprehensive income
Prior service cost		305	403
Net loss		1,872	2,342
Net amount recognized		$2,177	$2,745

Total amount recognized		(7,796)	(6,698)

Assumptions used to determine benefit obligations as of the end of fiscal year
Measurement Date	12/31/2013	12/31/2012	12/31/2011
Discount rate	4.75%	4.00%	4.60%
Expected return on assets	N/A	N/A	N/A
Rate of compensation increase	8.00%	8.00%	8.00%
88

Components of net periodic benefits cost	2013	2012	2011
Service cost	$683	$602	$549
Interest cost	372	334	333
Amortization of prior service cost	98	98	98
Amortization of actuarial loss	195	40	10
Net periodic benefit cost	$1,348	$1,074	$990

Other comprehensive (income) loss	$(568)	$1,222	$748

Amounts included in accumulated other comprehensive income expected to be recognized during the next fiscal year
Prior service cost	$98	$98	$98
Actuarial loss	$142	$195	$39

Assumptions used in computing net periodic benefit cost
Measurement Date	12/31/2013	12/31/2012	12/31/2011
Discount rate	4.75%	4.00%	4.60%
Expected return on assets	N/A	N/A	N/A
Rate of compensation increase	8.00%	8.00%	8.00%

Estimated costs expected to be accrued in 2014 are $1,382,000. The following table presents the benefits expected to be paid under the plan in the periods indicated (in thousands):

Year	Pension Benefits
2014	300
2015	346
2016	2,402
2017	378
2018	461
2019 - 2021	6,997

13. STOCK-BASED COMPENSATION

During 2013 and 2012 each director of the Company was awarded 180 shares of common stock for their share retainer grant. Total common stock grants were 1,440 during 2013 and 2012, respectively, and 1,260 during 2011. Compensation cost related to these awards was recognized based on the fair value of the shares at the date of the award which equaled $18.84, $13.10 and $10.40 per share, or a total expense of $27,000, $19,000 and $13,000, for the years ended December 31, 2013, 2012 and 2011, respectively.

Under the Company’s stock option plans as of December 31, 2013, there were 241,635 shares of the Company’s common stock available for future grants to directors and employees of the Company. Under the Director Plan, options may not be granted at a price less than 85% of fair value at the date of the grant. Under the Employee Plan, options may not be granted at a price less than the fair value at the date of the grant. Under both plans, options may be exercised over a ten year term. The vesting period is generally five years; however the vesting period can be modified at the discretion of the Company’s Board of Directors. A summary of outstanding stock options follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value ($000)
Outstanding January 1, 2011	152,095	51.02
Granted	66,000	10.38
Exercised	—	—
Expired or canceled	(34,025)	39.66
Outstanding December 31, 2011	184,070	38.55
Granted	77,908	11.13
Exercised	—	—
Expired or canceled	(13,156)	49.10
Outstanding December 31, 2012	248,822	$29.40
Granted	114,234	16.80
Exercised	—	—
Expired or canceled	(8,346)	63.32
Outstanding December 31, 2013	354,710	$24.55	7	$1,403
Fully vested and exercisable at December 31, 2013	138,607	$40.97	5	$345
Options expected to vest	216,103	$14.01	9	$1,059

Information about stock options outstanding at December 31, 2013 is summarized as follows:

			Average		Average
		Average	Exercise		Exercise
		Remaining	Price of		Price of
Range of	Options	Contractual	Options	Options	Options
Exercise Prices	Outstanding	Life (Years)	Outstanding	Exercisable	Exercisable

$0-12.38	140,408	7.90	$10.77	41,079	$10.65
$12.38-24.75	162,372	7.90	$18.64	45,598	$23.54
$61.88-74.25	22,229	4.07	$65.05	22,229	$65.05
$74.25-86.63	10,012	1.15	$81.00	10,012	$81.00
$86.63-99.00	5,514	2.02	$89.60	5,514	$89.60
$99.00-111.38	14,175	2.39	$99.98	14,175	$99.98

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2013. There were no options exercised during the years ended December 31, 2013, 2012 and 2011. The total fair value of the options that vested during the years ended December 31, 2013, 2012 and 2011 totaled $405,000, $191,000 and $144,000, respectively.

The compensation cost that has been charged against income for stock based compensation was $432,000, $210,000 and $157,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $1,404,000. This cost will be amortized on a straight-line basis over a weighted average period of approximately 3.7 years and will be adjusted for subsequent changes in estimated forfeitures.

14. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position or results of its operations or its cash flows.

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $4,557,000 and $4,713,000 at December 31, 2013 and 2012, respectively. At December 31, 2013, commercial and consumer lines of credit and real estate loans of approximately $38,683,000 and $35,264,000, respectively, were undisbursed. At December 31, 2012, commercial and consumer lines of credit and real estate loans of approximately $47,350,000 and $31,925,000, respectively, were undisbursed. Approximately 87% of these undisbursed loan commitments are associated with variable rate loans.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Virtually all of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2013 and 2012. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. At December 31, 2013 and 2012, the reserve for unfunded commitments totaled $146,000 and $143,000, respectively.

In management’s opinion, a concentration exists in real estate-related loans which represent approximately 82% and 80% of the Company’s loan portfolio for years ended December 31, 2013 and 2012. Although management believes such concentrations to have no more than the normal risk of collectibility, a continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

On January 24, 2014, a putative shareholder class action lawsuit titled John Solak v. North Valley Bancorp, et al. was filed in the Superior Court of the State of California, County of Shasta. TriCo Bancshares and all of the individuals serving as Directors of the Company are also named as defendants. The complaint alleges breach of fiduciary duty and aiding and abetting breach of fiduciary duty in connection with the Agreement and Plan of Merger and Reorganization signed between the Company and TriCo Bancshares on January 21, 2014. The Company and the Directors have not yet responded to the complaint. The Company and its legal counsel believe the complaint's claims are without merit. The resolution of this matter is not expected to have a material impact on the Company's business, financial condition or results of operations, though no assurance can be given in this regard.

15. RELATED PARTY TRANSACTIONS

At December 31, 2013 and 2012 the Company provided loans or had commitments to lend to, certain officers, directors and their associates and principal shareholders.

A summary of activity for the years ended December 31 were as follows (in thousands; renewals are not reflected as either new loans or repayments):

	2013	2012
Beginning balance	$4,689	$4,681
Borrowings	126	525
Repayments	(423)	(517)
	$4,392	$4,689

Undisbursed commitments	$116	$199

16. REGULATORY MATTERS

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

NVB is also subject to additional capital guidelines under the regulatory framework for prompt corrective action. To be categorized as well capitalized, NVB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. The most recent notifications from the FDIC for NVB as of December 31, 2013 categorized NVB as well-capitalized under these guidelines. There are no conditions or events since that notification that management believes have changed NVB’s category.

Management believes, as of December 31, 2013 and 2012, that the Company and NVB met all capital adequacy requirements to which they are subject. There are no conditions or events since that management believes have changed the categories.

The Company’s and NVB’s actual capital amounts (in thousands) and ratios are also presented in the following tables.

					To be Well Capitalized
			For Capital		Under Prompt Corrective
			Adequacy Purposes		Action Provisions
	Actual		Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
As of December 31, 2013
Total capital (to risk weighted assets)	$119,178	19.04%	$50,075	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$111,333	17.79%	$25,033	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$111,333	12.16%	$36,623	4.00%	N/A	N/A

As of December 31, 2012:
Total capital (to risk weighted assets)	$113,028	18.28%	$49,465	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$105,211	17.01%	$24,741	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$105,211	11.77%	$35,756	4.00%	N/A	N/A

North Valley Bank
As of December 31, 2013
Total capital (to risk weighted assets)	$116,783	18.68%	$50,014	8.00%	$62,518	10.00%
Tier 1 capital (to risk weighted assets)	$108,947	17.42%	$25,017	4.00%	$37,525	6.00%
Tier 1 capital (to average assets)	$108,947	11.90%	$36,621	4.00%	$45,776	5.00%

As of December 31, 2012:
Total capital (to risk weighted assets)	$112,938	18.26%	$49,480	8.00%	$61,850	10.00%
Tier 1 capital (to risk weighted assets)	$105,122	17.00%	$24,735	4.00%	$37,102	6.00%
Tier 1 capital (to average assets)	$105,122	11.76%	$35,756	4.00%	$44,695	5.00%

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DFI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year.

17. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share, and there was no difference in the denominator used in the calculation of basic earnings per share and diluted earnings per share in 2013, 2012 and 2011 (in thousands except earnings per share data):

	December 31,
	2013	2012	2011
Basic
Net income	$3,625	$6,290	$3,047
Weighted average common shares outstanding	6,836	6,834	6,833
Basic earnings per common share	$0.53	$0.92	$0.45

Diluted
Net income	$3,625	$6,290	$3,047
Weighted average common shares outstanding	6,836	6,834	6,833
Dilutive effect of outstanding stock options	21	1	—
Average shares and dilutive potential common shares	6,857	6,835	6,833
Diluted earnings per common share	$0.53	$0.92	$0.45

Stock options for 214,302, 247,822, and 183,070 shares of common stock were not considered in computing diluted earnings per common share for 2013, 2012 and 2011, respectively, because they were antidilutive.

18. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Changes in each component of accumulated other comprehensive (loss) income for the periods ended December 31, 2013 and 2012 were as follows (in thousands):

		Adjustments	Accumulated
	Net Unrealized	Related to	Other
	Gains (Losses)	Defined Benefit	Comprehensive
December 31, 2013	on Securities	Pension Plan	(Loss) Income
Beginning balance	$3,287	$(1,621)	$1,666
Net unrealized loss on securities available for sale, net of tax, $(4,655)	(6,698)		(6,698)
Reclassification adjustment for gains on securities, net of tax, $(225)	(323)		(323)
Net gains arising during the period, net of tax, $113	—	162	162
Reclassification adjustment for amortization of prior service cost and net loss included in salaries and employee benefits, net of tax, $120	—	173	173
Ending Balance	$(3,734)	$(1,286)	$(5,020)

December 31, 2012

Beginning balance	$2,369	$(899)	$1,470
Net unrealized gains on securities available for sale, net of tax, $1,408	2,025		2,025
Reclassification adjustment for gains on securities, net of tax, $(770)	(1,107)		(1,107)
Net gains arising during the period, net of tax, $(557)		(803)	(803)
Reclassification adjustment for amortization of prior service cost and net loss included in salaries and employee benefits, net of tax, $57		81	81
Ending Balance	$3,287	$(1,621)	$1,666

Changes in each component of accumulated other comprehensive income were as follows (in thousands):

December 31, 2013
Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified From Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Statement Where Net Income is Presented
Gain on investment securities	$548	Gain on sales or calls of securities, net
Amortization of prior service cost and net gain included in net periodic pension cost	(293)	Salaries and employee benefits
	255	Total before tax
	(104)	Provision for income tax
	$151	Net of tax

December 31, 2012
Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified From Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Statement Where Net Income is Presented
Gain on investment securities	$1,877	Gain on sales or calls of securities, net
Amortization of prior service cost and net gain included in net periodic pension cost	(137)	Salaries and employee benefits
	1,740	Total before tax
	(713)	Provision for income tax
	$1,027	Net of tax
94

19. PARENT COMPANY ONLY - CONDENSED FINANCIAL INFORMATION

The condensed financial statements of the Company are presented below (in thousands):

CONDENSED BALANCE SHEET
	As of December 31,
	2013	2012
Assets
Cash and cash equivalents	$2,759	$1,023
Investment in banking subsidiary	107,812	113,383
Investment in other subsidiary	2	2
Investment in unconsolidated subsidiary grantor trusts	651	651
Other assets	4,277	3,082
Total assets	$115,501	$118,141

Liabilities and stockholders’ equity
Subordinated debentures	$21,651	$21,651
Other liabilities	421	329
Stockholders’ equity	93,429	96,161
Total liabilities and stockholders’ equity	$115,501	$118,141

CONDENSED STATEMENT OF INCOME	As of December 31,
	2013	2012	2011
Income:
Dividends from subsidiaries	$4,500	$16,500	$—

Expense:
Interest on subordinated debentures	532	1,352	1,892
Legal and accounting	522	485	470
Other	2,047	1,624	1,466
Tax benefit	(1,303)	(1,455)	(1,609)
Total expense	1,798	2,006	2,219
Income (loss) before equity in undistributed income (loss) of subsidiaries	2,702	14,494	(2,219)
Equity in undistributed income (loss) of subsidiaries	923	(8,204)	5,266
Net income	$3,625	$6,290	$3,047

CONDENSED STATEMENT OF CASH FLOWS	As of December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$3,625	$6,290	$3,047
Adjustments to reconcile net income to net cash from operating activites:
Equity in undistributed (loss) income of subsidiaries	(923)	8,204	(5,266)
Stock-based compensation expense	137	118	62
Effect of changes in:
Other assets	(1,195)	(73)	19
Other liabilities	92	(4,772)	302
Net cash provided by (used in) operating activities	1,736	9,767	(1,836)
Cash flows from investing activities
Investments in subsidiaries	—	310	—
Net cash provided by investing activities	—	310
Cash flows from financing activities
Repayment of subordinated debentures	—	(10,310)	—
Net cash used in financing activities	—	(10,310)	—
Increase (decrease) in cash and cash equivalents	1,736	(233)	(1,836)
Cash and cash equivalents, beginning of year	1,023	1,256	3,092
Cash and cash equivalents, end of year	$2,759	$1,023	$1,256

20. SUBSEQUENT EVENT

As announced by the Company on January 21, 2014 and reported in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2014 (the "Current Report"), the Company has entered into an Agreement and Plan of Merger and Reorganization dated January 21, 2014 (the "Merger Agreement"), pursuant to which the Company would merge with and into TriCo Bancshares, a California corporation ("TriCo"), with TriCo being the surviving corporation. Immediately thereafter, the Company's subsidiary bank, North Valley Bank, would be merged with and into TriCo's subsidiary bank, Tri Counties Bank. Under the terms of the Merger Agreement, the Company shareholders would receive a fixed exchange ratio of 0.9433 shares of TriCo common stock for each share of Company common stock, providing the Company shareholders with aggregate ownership on a pro forma basis of approximately 28.6% of the common stock of the combined company. Holders of the Company's outstanding in-the-money stock options would receive cash, net of applicable taxes withheld, for the value of their unexercised stock options. The merger is expected to qualify as a tax-free exchange for shareholders who receive shares of TriCo common stock. The transactions contemplated by the Merger Agreement are expected to close in the second or third quarter of 2014, pending approvals of the Company shareholders and the TriCo shareholders, the receipt of all necessary regulatory approvals, and the satisfaction of other closing conditions which are customary for such transactions.

INDEX OF EXHIBITS

Exhibit No.	Exhibit Name	Sequential Page No

2(a)	Agreement and Plan of Reorganization and Merger, dated as of October 3, 1999 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 12, 1999).	*

2(b)	Addendum to Agreement and Plan of Reorganization and Merger dated as of September 25, 2000 (incorporated by reference from Exhibit 2.7 to the Company’s Current Report on Form 8-K filed with the Commission on September 29, 2000).	*

2(c)	Agreement and Plan of Merger dated April 23, 2004, by and between North Valley Bancorp and Yolo Community Bank (incorporated by reference from Exhibit 99.54 to the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2004).	*

2(d)	Agreement and Plan of Reorganization dated April 10, 2007, between Sterling Financial Corporation and North Valley Bancorp, terminated December 1, 2007 (incorporated by reference from Exhibit 99.128 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2007).	*

2(e)	Agreement and Plan of Merger and Reorganization dated January 21, 2014 between TriCo Bancshares and North Valley Bancorp (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2014).	*

3(a)	Amended and Restated Articles of Incorporation of North Valley Bancorp (incorporated by reference from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended June 30, 1998).	*

3(b)	Certificate of Amendment of Amended and Restated Articles of Incorporation of North Valley Bancorp (incorporated by reference from Exhibit 99.108 to the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2006).	*

3(c)	Certificate of Amendment of the Amended and Restated Articles of Incorporation of North Valley Bancorp (incorporated by reference from Exhibit 99.177 on the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2010).	*

3(d)	Certificate of Amendment of the Amended and Restated Articles of Incorporation re one-for-five reverse stock split effective December 28, 2010 (incorporated by reference from Exhibit 99.181 on the Company’s Current Report on Form 8-K filed with the Commission on December 29, 2010).	*

3(e)	Certificate of Determination of Mandatorily Convertible Cumulative Perpetual Preferred Stock, Series A (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010).	*

3(f)	By-laws of North Valley Bancorp, as Amended and Restated as of January 26, 2012 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2012).	*

4(a)	Amended and Restated Declaration of Trust (North Valley Capital Trust I) dated July 16, 2001 (incorporated by reference from Exhibit 4(a) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).	*

4(b)	Indenture (North Valley Capital Trust I) dated July 16, 2001 (incorporated by reference from Exhibit 4(b) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).	*

4(c)	Junior Subordinated Debt Security of North Valley Bancorp (incorporated by reference from Exhibit 4(c) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).	*
96

4(d)	Guarantee Agreement for North Valley Capital Trust I (North Valley Bancorp) dated July 16, 2001 (incorporated by reference from Exhibit 4(d) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).	*

4(e)	Amended and Restated Declaration of Trust (North Valley Capital Trust II) dated April 10, 2003 (incorporated by reference from Exhibit 4(e) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).	*

4(f)	Indenture (North Valley Capital Trust II) dated April 10, 2003 (incorporated by reference from Exhibit 4(f) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).	*

4(g)	Guarantee Agreement for North Valley Capital Trust II (North Valley Bancorp) dated April 10, 2003 (incorporated by reference from Exhibit 4(g) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).	*

4(h)	Amended and Restated Declaration of Trust (North Valley Capital Trust III) dated May 5, 2004 (incorporated by reference from Exhibit 4(h) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).	*

4(i)	Indenture (North Valley Capital Trust III) dated May 5, 2004 (incorporated by reference from Exhibit 4(i) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).	*

4(j)	Guarantee Agreement for North Valley Capital Trust III (North Valley Bancorp) dated May 5, 2004 (incorporated by reference from Exhibit 4(j) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2005).	*

4(k)	Amended and Restated Declaration of Trust (North Valley Capital Statutory Trust IV) dated December 29, 2005 (incorporated by reference from Exhibit 99.94 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2006).	*

4(l)	Indenture (North Valley Capital Statutory Trust IV) dated December 29, 2005 (incorporated by reference from Exhibit 99.95 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2006).	*

4(m)	Guarantee Agreement for North Valley Capital Statutory Trust IV (North Valley Bancorp) dated December 29, 2005 (incorporated by reference from Exhibit 99.96 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2006).	*

4(n)	Junior Subordinated Debt Security Due 2036 (North Valley Capital Statutory Trust IV) (incorporated by reference from Exhibit 99.97 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2006).	*

4(o)	Capital Security Certificate (North Valley Capital Statutory Trust IV) (incorporated by reference from Exhibit 99.98 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2006).	*

10(a)	Shareholder Protection Rights Agreement, dated September 9, 1999 (incorporated by reference from Exhibit 4 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 1999).	*

10(b)	North Valley Bancorp Amended and Restated Shareholder Protection Rights Agreement, dated March 26, 2009 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2009).	*

10(c)	Amendment One to North Valley Bancorp Amended and Restated Shareholder Protection Rights Agreement, dated January 21, 2014 (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2014).
97

10(d)	North Valley Bancorp Employee Stock Ownership Plan, Amended and Restated as of January 1, 1999 (incorporated by reference from Exhibit 10(f) to the Company’s Annual Report on Form 10-K filed with the Commission for the period ended December 31, 2004).**	*

10(e)	First Amendment to North Valley Bancorp Employee Stock Ownership Plan, dated October 24, 2002 (incorporated by reference from Exhibit 10(g) to the Company’s Annual Report on Form 10-K filed with the Commission for the period ended December 31, 2004).**	*

10(f)	Second Amendment to North Valley Bancorp Employee Stock Ownership Plan, dated November 17, 2003 (incorporated by reference from Exhibit 10(h) to the Company’s Annual Report on Form 10-K filed with the Commission for the period ended December 31, 2004).**	*

10(g)	Third Amendment to North Valley Bancorp Employee Stock Ownership Plan, effective September 1, 2004 (incorporated by reference from Exhibit 10(i) to the Company’s Annual Report on Form 10-K filed with the Commission for the period ended December 31, 2004).**	*

10(h)	Fourth Amendment to North Valley Bancorp Employee Stock Ownership Plan, dated April 25, 2005 (incorporated by reference from Exhibit 10(jjj) to the Company’s Annual Report on Form 10-K filed with the Commission for the period ended December 31, 2005).**	*

10(i)	Fifth Amendment to North Valley Bancorp Employee Stock Ownership Plan, dated June 4, 2005 (incorporated by reference from Exhibit 10(kkk) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2005).**	*

10(j)	Amendment to the North Valley Bancorp Employee Stock Ownership Plan (incorporated by reference from Exhibit 99.134 to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2007).**	*

10(k)	Amendment to the North Valley Bancorp Employee Stock Ownership Plan (incorporated by reference from Exhibit 99.137 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2007).**	*

10(l)	Amendment to the North Valley Bancorp Employee Stock Ownership Plan (incorporated by reference from Exhibit 99.163 to the Company’s Current Report on Form 8-K filed with the Commission on November 25, 2008).**	*

10(m)	North Valley Bancorp Employee Stock Ownership Plan, Amended and Restated effective January 1, 2010 (incorporated by reference from Exhibit 10(llll) to the Company’s Quarterly Report filed with the Commission for the period ended June 30, 2010.)**	*

10(n)	North Valley Bancorp 401(k) Plan, Amended and Restated effective September 1, 2004 (incorporated by reference from Exhibit 10(zz) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).**	*

10(o)	First Amendment to North Valley Bancorp 401(k) Plan, effective April 28, 2005 (incorporated by reference from Exhibit 10(ggg) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2005).**	*

10(p)	Second Amendment to North Valley Bancorp 401(k) Plan, effective April 28, 2005 (incorporated by reference from Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2005).**	*

10(q)	Third Amendment to North Valley Bancorp 401(k) Plan, effective December 30, 2005 (incorporated by reference from Exhibit 10(iii) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2005).**	*
98

10(r)	Fourth Amendment to North Valley Bancorp 401(k) Plan, effective January 1, 2006 (incorporated by reference from Exhibit 10(kkk) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).**	*

10(s)	Fifth Amendment to North Valley Bancorp 401(k) Plan, effective as of September 1, 2004 (incorporated by reference from Exhibit 99.127 to the Company’s Current Report on Form 8-K filed with the Commission on March 26, 2007).**	*

10(t)	Sixth Amendment to North Valley Bancorp 401(k) Plan, effective January 1, 2008 (incorporated by reference from Exhibit 99.162 to the Company’s Current Report on Form 8-K filed with the Commission on November 25, 2008).**	*

10(u)	Seventh Amendment to North Valley Bancorp 401(k) Plan, effective February 14, 2009 (incorporated by reference from Exhibit 10(nnn) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).**	*

10(v)	North Valley Bancorp 401(k) Plan restated effective January 1, 2011 (incorporated by reference from Exhibit 10(mmmm) to the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2011).**	*

10(w)	Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10(i) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1988).**	*

10(x)	Supplemental Retirement Plan for Directors (incorporated by reference from Exhibit 10(k) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1988).**	*

10(y)	Form of Salary Continuation Agreement executed in October 2001 between North Valley Bancorp and each of Michael J. Cushman and Sharon L. Benson (incorporated by reference from Exhibit 10(ee) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(z)	Form of Salary Continuation Agreement executed in October 2001 between Six Rivers National Bank and Margie L. Plum (incorporated by reference from Exhibit 10(gg) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(aa)	North Valley Bancorp Salary Continuation Plan with Jack R. Richter, dated December 31, 2005 (incorporated by reference from Exhibit 99.102 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2006).**	*

10(bb)	North Valley Bancorp Salary Continuation Plan, Amended and Restated effective January 1, 2007 (incorporated by reference from Exhibit 99.148 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2008).**	*

10(cc)	Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10(j) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1988).**	*

10(dd)	Executive Deferred Compensation Plan, effective January 1, 1989, restated April 1, 1995 (incorporated by reference from Exhibit 10(dd) to the Company’s Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997).**	*

10(ee)	Form of Executive Deferred Compensation Agreement executed in December 2000 between North Valley Bank and each of Michael J. Cushman, Sharon L. Benson, and Jack R. Richter (incorporated by reference from Exhibit 10(y) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2000).**	*

10(ff)	Form of Executive Deferred Compensation Agreement executed in December 2001 between North Valley Bank and each of Michael J. Cushman, Sharon L. Benson, and Jack R. Richter (incorporated by reference from Exhibit 10(ii) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*
99

10(gg)	Form of Executive Deferred Compensation Agreement executed in January 2002 between Six Rivers National Bank and Russell Harris (incorporated by reference from Exhibit 10(jj) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(hh)	Executive Deferred Compensation Agreement dated December 31, 2004 between North Valley Bancorp and Leo J. Graham (incorporated by reference from Exhibit 10(oo) to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2005).**	*

10(ii)	North Valley Bancorp Executive Deferred Compensation Plan, Amended and Restated effective January 1, 2007 (incorporated by reference from Exhibit 99.147 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2008).**	*

10(jj)	Directors’ Deferred Compensation Plan, effective April 1, 1995 (incorporated by reference from Exhibit 10(ee) to the Company’s Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997).**	*

10(kk)	Form of Director Deferred Fee Agreement executed in December 2000 between North Valley Bank and each of Rudy V. Balma, William W. Cox, Royce L. Friesen, Dan W. Ghidinelli, Thomas J. Ludden, Douglas M. Treadway and J.M. Wells, Jr. (incorporated by reference from Exhibit 10(aa) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2000).**	*

10(ll)	Form of Director Deferred Fee Agreement executed in December 2000 between Six Rivers National Bank and each of Kevin D. Hartwick, William T. Kay, Jr., J. Michael McGowan, Warren L. Murphy and Dolores M. Vellutini (incorporated by reference from Exhibit 10(bb) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2000).**	*

10(mm)	Form of Director Deferred Fee Agreement executed in December 2001 between North Valley Bank and each of Rudy V. Balma, William W. Cox, Royce L. Friesen, Dan W. Ghidinelli, Thomas J. Ludden, Douglas W. Treadway and J.M. Wells, Jr. (incorporated by reference from Exhibit 10(kk) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(nn)	Director Deferred Fee Agreement executed in December 2001 between Six Rivers National Bank and each of Kevin D. Hartwick, William T. Kay, Jr., John J. Gierek, Jr., Warren L. Murphy and Dolores M. Vellutini (incorporated by reference from Exhibit 10(ll) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(oo)	Director Deferred Fee Agreement dated December 31, 2004 between North Valley Bancorp and Martin Mariani (incorporated by reference from Exhibit 10(pp) to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2005).**	*

10(pp)	North Valley Bancorp Director Deferred Fee Plan, Amended and Restated effective January 1, 2008 (incorporated by reference from Exhibit 99.164 to the Company’s Current Report on Form 8-K filed with the Commission on November 25, 2008).**	*

10(qq)	Umbrella Trust for Directors, effective April 1, 1995 (incorporated by reference from Exhibit 10(ff) to the Company’s Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997).**	*

10(rr)	Umbrella Trust for Executives, effective April 1, 1995 (incorporated by reference from Exhibit 10(gg) to the Company’s Annual Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997).**	*

10(ss)	North Valley Bancorp 1998 Employee Stock Incentive Plan, as amended through July 26, 2001 (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-65950) filed with the Commission on July 26, 2001).**	*
100

10(tt)	North Valley Bancorp 2008 Stock Incentive Plan (incorporated by reference from the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, filed with the Commission on April 22, 2008).**	*

10(uu)	Form of Employment Agreement executed in January 2001 between North Valley Bancorp and each of Michael J. Cushman and Sharon L. Benson (incorporated by reference from Exhibit 10(cc) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).**	*

10(vv)	Severance and Release Agreement (effective as of February 4, 2005) between John A. DiMichele and North Valley Bancorp and NVB Business Bank, formerly named Yolo Community Bank (incorporated by reference from Exhibit 99.78 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2005).**	*

10(ww)	Severance and Release Agreement (effective as of June 1, 2005) between Edward J. Czajka, Senior Vice President and Chief Financial Officer, and North Valley Bancorp (incorporated by reference from Exhibit 99.84 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2005).**	*

10(xx)	Form of Executive Employment Agreement between North Valley Bancorp and each of Scott R. Louis, Roger D. Nash, and Gary S. Litzsinger (incorporated by reference from Exhibit 99.91 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2005).**	*

10(yy)	Employment Agreement between North Valley Bancorp and Kevin R. Watson (incorporated by reference from Exhibit 99.91 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2005 and from Exhibit 99.106 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2006).**	*

10(zz)	Employment Agreement between North Valley Bancorp and Leo J. Graham (incorporated by reference from Exhibit 99.115 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2006.)**	*

10(aaa)	Employment Agreement between North Valley Bancorp and Michael J. Cushman (incorporated by reference from Exhibit 99.195 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2012.)**	*

10(bbb)	Employment Agreement between North Valley Bancorp and Kevin R. Watson (incorporated by reference from Exhibit 99.196 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2012.)**	*

10(ccc)	Employment Agreement between North Valley Bancorp and Scott R. Louis (incorporated by reference from Exhibit 99.197 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2012.)**	*

10(ddd)	Employment Agreement between North Valley Bancorp and Roger D. Nash (incorporated by reference from Exhibit 99.198 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2012.)**	*

10(eee)	Employment Agreement between North Valley Bancorp and Gary S. Litzsinger (incorporated by reference from Exhibit 99.199 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2012.)**	*

10(fff)	Employment Agreement between North Valley Bancorp and Leo J. Graham (incorporated by reference from Exhibit 99.200 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended September 30, 2012.)**	*
101

10(ggg)	Park Marina Lease dated July 23, 2001, between The McConnell Foundation and North Valley Bancorp for 300 Park Marina Circle, Redding, California 96001 (incorporated by reference from Exhibit 10(ff) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2001).	*

10(hhh)	Cottonwood Branch Sublease Extension Agreement dated August 7, 2003, between North Valley Bank and North State Grocery, Inc. (incorporated by reference from Exhibit 10(ll) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003).	*

10(iii)	Westwood Branch Lease Agreement dated December 1, 2003, between North Valley Bank and Daha Investments (incorporated by reference from Exhibit 10(mm) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2003).	*

10(jjj)	Lease Agreement for 618 Main Street, Woodland, California, dated February 26, 2004, between Yolo Community Bank and Thomas and Margaret Stallard (incorporated by reference from Exhibit 10(tt) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).	*

10(kkk)	Lease Agreement for 626, 628 Main Street, 400 Second Street, Woodland, California, dated February 26, 2004, between Yolo Community Bank and Thomas and Margaret Stallard (incorporated by reference from Exhibit 10(uu) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).	*

10(lll)	Lease for 100 B Street, Suite 110, Santa Rosa, California, dated October 19, 2004, between North Valley Bank and Sonja Valentina LLC (incorporated by reference from Exhibit 10(vv) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).	*

10(mmm)	Office Building Lease for 101 North State Street, Suite A, Ukiah, California, dated November 3, 2004, between North Valley Bank and Southport Land & Commercial Company, Inc. (incorporated by reference from Exhibit 10(xx) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2004).	*

10(nnn)	Lease for 837 Harris Street, Eureka, California, dated March 5, 2008, between North Valley Bank and L & H Properties, LLC (incorporated by reference from Exhibit 99.156 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2008).	*

10(ooo)	Extension and First Amendment to Lease for 100 “B” Street, Suite 100, Santa Rosa, California, dated November 15, 2008, between North Valley Bank and Sonya Valentina LLC (incorporated by reference from Exhibit 10(cccc) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).	*

10(ppp)	Lease for 793 Redwood Drive, Garberville, California, dated March 1, 2007, between North Valley Bank and Bank of the West and Charles S. Wagner, co-trustees of the Edward H. Wagner Trust and Bank of the West, sole trustee of the Wagner Trust of 1979 (incorporated by reference from Exhibit 10(dddd) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).	*

10(qqq)	Lease for 1640 Central Avenue, McKinleyville, California, dated March 24, 1994, between Six Rivers National Bank and William P. Gross & Ruth R. Gross, as co-trustees of the William P. Gross & Ruth R. Gross 1990 Trust, UTD 10/06/90 (incorporated by reference from Exhibit 10(eeee) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).	*

10(rrr)	Lease for 9934A Deschutes Road, Palo Cedro, California, dated August 15, 1995, between North Valley Bank and Donlon H. Gabrielsen and Agnes H. Gabrielsen as Co-Trustees under the Gabrielsen Family Trust dated October 20, 1992 (incorporated by reference from Exhibit 10(ffff) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).	*
102

10(sss)	Sub-Sublease for 3315 Placer Street, Redding, California, dated August 14, 1998, between North Valley Bank and North State Grocery, Inc. (incorporated by reference from Exhibit 10(gggg) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2008).	*

10(ttt)	Lease for 804 E. Cypress Street, Redding, California, dated August 1, 2010, between North Valley Bank and Joe Wong Family Trust (incorporated by reference from Exhibit 10(kkkk) to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended June 30, 2010).	*

10(uuu)	Lease for 2999 Douglas Avenue, Roseville, California, dated April 29, 2011, between North Valley Bank and Hines Douglas Corporate Center LP (incorporated by reference from Exhibit 10(nnnn) to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2011).	*

10(vvv)	Written Agreement between Fiserv Solutions, Inc. and North Valley Bank dated July 1, 2010 (incorporated by reference from Exhibit 99.176 to the Company’s Report on Form 8-K filed with the Commission on July 2, 2010).	*

10(www)	Indemnification Agreement (incorporated by reference from Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended June 30, 1998).	*

10(xxx)	Branch Purchase and Assumption Agreement dated as of September 15, 2000, between North Valley Bancorp and Scott Valley Bank (incorporated by reference from Exhibit 99.19 to the Company’s Current Report on Form 8-K filed with the Commission on September 29, 2000).	*

10(yyy)	Written Agreement among North Valley Bancorp, North Valley Bank and Federal Reserve Bank of San Francisco dated January 6, 2010, terminated April 16, 2012 (incorporated by reference from Exhibit 10(iiii) to the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2010).	*

10(zzz)	Securities Purchase Agreement for Series A Preferred Stock dated April 20, 2010 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2010).	*

10(aaaa)	Amendment to lease for 793 Redwood Drive, Garberville, California, effective as of January 17, 2013, between North Valley Bank and Bank of the West, Sole Trustee of the Edward H. Wagner Trust and Bank of the West, Sole Trustee of The Wagner Trust of 1979, Successors-in-Interest to Edward H. Wagner and Charles S. Wagner (incorporated by reference from Exhibit 10(zzz) to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 2012).	*

10(bbbb)	Form of Shareholder Agreement, dated January 21, 2014 and signed by North Valley Bancorp Directors Cushman, Ghidinelli, Hartwick, Kilkenny, Kohlmeier, Magill, Mariani, Vellutini and Wells.

10(cccc)	Form of Non-Solicitation and Confidentiality Agreement, dated January 21, 2014 and signed by North Valley Bancorp Directors Cushman, Ghidinelli, Hartwick, Kilkenny, Kohlmeier, Magill, Mariani, Vellutini and Wells.

14	North Valley Bancorp Corporate Governance Code of Ethics (incorporated by reference from Exhibit 14 to the Company’s Quarterly Report on Form 10-Q filed with the Commission for the period ended March 31, 2004).	*

21	List of Subsidiaries.

23.1	Consent of Crowe Horwath LLP

31	Rule 13a-14(a) / 15d-14(a) Certifications

32	Section 1350 Certifications
103

101.INS	XBRL Instance Document (furnished herewith)***

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)***

1	__________________________________
	*	Previously filed.
	**	Indicates management contract or compensatory plan or arrangement.
	***	The interactive data files listed above shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.
104

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

DATE: March 12, 2014
105

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE	TITLE	DATE

/s/ J. M. Wells, Jr.	Director	March 12, 2014
J. M. Wells, Jr.

/s/ Michael J. Cushman	Director, President and Chief	March 12, 2014
Michael J. Cushman	Executive Officer (Principal
Executive Officer)

/s/ Dan W. Ghidinelli	Director	March 12, 2014
Dan W. Ghidinelli

/s/ Kevin D. Hartwick	Director	March 12, 2014
Kevin D. Hartwick

/s/ Patrick W. Kilkenny	Director	March 12, 2014
Patrick W. Kilkenny

/s/ Roger B. Kohlmeier	Director	March 12, 2014
Roger B. Kohlmeier

/s/ Timothy R. Magill	Director	March 12, 2014
Timothy R. Magill

/s/ Martin A. Mariani	Director	March 12, 2014
Martin A. Mariani

/s/ Dolores M. Vellutini	Director	March 12, 2014
Dolores M. Vellutini

/s/ Kevin R. Watson	Executive Vice President and	March 12, 2014
Kevin R. Watson	Chief Financial Officer (Principal
Financial Officer & Principal
Accounting Officer)
106