Form 10-K/A
period 2013-12-31
NORTH VALLEY BANCORP
filed 2014-04-18
CIK 353191

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

The number of shares of common stock outstanding as of April 10, 2014, were 6,836,463.

Explanatory Note

North Valley Bancorp (the “Company” or the “Corporation”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2013 to include Item 10, Item 11, Item 12, Item 13, and Item 14 of Part III to Form 10-K.  No change is being made to Part I or Part II of the Form 10-K, as filed with the Commission on March 12, 2014.

As announced by the Company on January 21, 2014 and reported on the Company’s Current Report on Form 8-K, filed with the Commission on January 22, 2014 (the “Current Report”), the Company has entered into an Agreement and Plan of Merger and Reorganization dated January 21, 2014 (the “Merger Agreement”), pursuant to which the Company will merge with and into TriCo Bancshares, a California corporation (“TriCo”), with TriCo being the surviving corporation.  A copy of the Merger Agreement (together with certain other information regarding the proposed merger) is provided in the Current Report.  The transaction is expected to close in the third quarter of 2014, pending approvals of the merger by the shareholders of the Company and TriCo, the receipt of all necessary regulatory approvals, and the satisfaction of other closing conditions which are customary for such transactions.

As a result of the Merger Agreement, the Board of Directors of the Company has decided to postpone its 2014 Annual Meeting of Shareholders. As described in the Current Report, TriCo will file its registration statement on Form S-4 with the SEC containing the joint proxy statement and prospectus which the Company and TriCo intend to send to their respective shareholders, seeking shareholder approvals to consummate the transaction.  Thus, rather than incorporating portions of the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders in Part III of its Annual Report on Form 10-K for the year ended December 31, 2013, the Company is filing this Amendment No. 1 to Form 10-K to include Items 10, 11, 12, 13, and 14.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Listed below are the Directors and Executive Officers of the Company.

Certain information with respect to the nine (9) Directors of the Company is provided below:

Michael J. Cushman (age 59), has been a Director of the Company since February 1999, and is President and Chief Executive Officer of the Company and its subsidiary, North Valley Bank. Mr. Cushman served as Senior Vice President and Chief Business Banking Officer of North Valley Bank from March 1998 to February 1999. From March 1995 through March 1998, he was a self-employed investor. From November of 1994 through March of 1995, Mr. Cushman served as Vice President of Tri-Counties Bank, which acquired Country National Bank in November of 1994 where Mr. Cushman had served as President and Chief Executive Officer since September of 1992.

Dante W. Ghidinelli (age 66), has been a Director of the Company since 1993. He is a Certified Public Accountant. Mr. Ghidinelli was a partner in Nystrom & Company since 1974. In 2012 Nystrom & Company, LLP merged with Matson & Isom. Mr. Ghidinelli retired as a partner from that firm in 2012.

Kevin D. Hartwick (age 52), was a Director of Six Rivers National Bank and became a Director of the Company in October 2000, when North Valley Bank acquired Six Rivers National Bank. Mr. Hartwick has been a Certified Public Accountant and managing partner with Cholwell Benz & Hartwick in Crescent City, California since 1989.

Patrick W. Kilkenny (age 67), has been a Director of the Company since 2011. Formerly, he was the Chairman, President and Chief Executive Officer of the National Bank of the Redwoods and President and Chief Executive Officer of Redwood Empire Bancorp, its holding company. He is currently self-employed as a business consultant in business finance, banking, and capital markets. Mr. Kilkenny received a Bachelor Science of Commerce – Finance from Santa Clara University in 1969, and a Juris Doctorate from Empire College School of Law.

Roger B. Kohlmeier (age 74), was a Director of Yolo Community Bank and became a Director of the Company in August 2004, when North Valley Bank acquired Yolo Community Bank. He was the founding President and Chief Executive Officer of Bank of Woodland which changed its name to Business & Professional Bank, at which time he retired but continued as Director until its sale to U.S. Bank of California in 1997. He is a graduate of California Polytechnic University of San Luis Obispo and is actively involved with the Economic Development Council and Woodland Health Care.

Timothy R. Magill (age 64), has been a Director of the Company since 2011. He was a founding Director of Yolo Community Bank with its main office in Woodland, California. In 2004, Yolo Community Bank was acquired and operated as a subsidiary of the Company and Mr. Magill continued as a Director of the subsidiary bank, which did business as Yolo Community Bank, and subsequently as North Valley Business Bank, and in 2006 was merged into North Valley Bank. Prior to that, Mr. Magill was a Director of Bank of Woodland. Mr. Magill holds an MBA degree from California State University at Sacramento. Since 1987, Mr. Magill has worked in various capacities, including General Manager, Division President, District Manager, and Marketing and Planning Development Manager for Waste Management, Inc. Mr. Magill retired from Waste Management, Inc. in 2012 and remains an outside consultant to that firm.

Martin A. Mariani (age 57), was a Director of Yolo Community Bank and became a Director of the Company in August 2004, when North Valley Bank acquired Yolo Community Bank. He is a partner in Mariani Nut Company of Winters, California. He graduated from the University of California, Davis in 1978.

Dolores M. Vellutini (age 76), was a Director of Six Rivers National Bank and became a Director of the Company in October 2000, when North Valley Bank acquired Six Rivers National Bank. She is a developer and the owner of Vellutini Properties in Eureka, California.

J. M. (“Mike”) Wells, Jr. (age 73), is Chairman and a founding member of the Board of Directors of the Company. Mr. Wells was formerly a member of the law firm of Wells, Small, Selke & Graham, a Law Corporation, located in Redding, California. Mr. Wells practiced law with that firm starting in 1972 and retired in 2004. Mr. Wells received a Bachelor of Arts in Economics from Stanford University and a Juris Doctorate from Hastings College of the Law.

Certain information with respect to the current Executive Officers of the Company and North Valley Bank (other than Michael J. Cushman, listed above as a Director) is provided below:

Kevin R. Watson (age 48), has served as Executive Vice President and Chief Financial Officer of the Company and its subsidiary since March 2006. Prior to that, he served as Chief Financial Officer at Calnet Business Bank in Sacramento from January 2004 to March 2006. Prior to Calnet Business Bank, his experience includes serving as the Chief Financial Officer of California Independent Bancorp and Feather River State Bank from April 2001 to January 2004.

Scott R. Louis (age 64), has served as Executive Vice President and Chief Operations Officer of the Company and its subsidiary since October 2005. Prior to that, he served as Senior Vice President and Chief Operating Officer since joining the Company in April 2005. Prior to joining the Company, Mr. Louis served as First Vice President at Farmers and Merchants Bank in Lodi, California. Mr. Louis began his financial services career with Bank of America in 1971.

Roger D. Nash (age 66), has served as Executive Vice President and Chief Credit Officer of the Company and its subsidiary since September 2006. Prior to that, he served as Chief Lending Officer of the Company and its subsidiary since joining the Company in October 2005. Prior to that, he served 35 years at Bank of America, most recently as Senior Vice President/Senior Client Manager in Visalia, California. While at Bank of America, he also served as Senior Vice President/Credit Risk Manager and as Senior Vice President in Business Lending.

Gary S. Litzsinger (age 58), has served as Executive Vice President and Chief Risk Officer of the Company and its subsidiary since October 2005. Prior to that, he served as Senior Vice President and Chief Risk Officer since joining the Company in July, 2004. Prior to joining the Company, Mr. Litzsinger served as Director of Audit and Risk Management for Humboldt Bancorp and Audit Manager for California Federal Savings Bank in Sacramento. He began his audit career in 1990 and obtained his California CPA license in 1994.

Leo J. Graham (age 63), has served as Corporate Secretary and General Counsel of the Company and its subsidiary since January 2004. Mr. Graham was formerly a member of the law firm of Wells, Small, Selke & Graham, a Law Corporation, located in Redding, California. Mr. Graham practiced law with that firm starting in 1978. Mr. Graham received a Bachelor of Arts in Political Science from the University of California, Berkeley and a Juris Doctor from the University of Santa Clara School of Law.

None of the directors were selected pursuant to any arrangement or understanding other than with the directors and executive officers of the Company acting within their capacities as such. There are no family relationships among any two or more of the Company’s executive officers or directors.

No director or officer of the Company currently serves, or within the last five years has served, as a director of any public company, including any company which has a class of securities registered under, or which is subject to the periodic reporting requirements of, the Securities Exchange Act of 1934, or of any company registered as an investment company under the Investment Company Act of 1940. No director or officer of the Company was subject to any legal, judicial or administrative proceedings involving or based on violations of federal or state securities, commodities, banking or insurance laws and regulations or settlements thereof, involvement in mail or wire fraud or fraud in connection with any business entity, any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization, convictions in a criminal proceeding (excluding traffic violations and minor offenses) or had a petition under bankruptcy laws filed against themselves or an affiliate, in each case within the last ten years.

GOVERNANCE OF THE COMPANY

Code of Business Conduct and Ethics

The Board of Directors of North Valley Bancorp believes the cornerstones of our business are honesty, truthfulness, integrity and ethics.

In keeping with this belief, the Board of Directors has adopted a Code of Business Conduct and Ethics, which applies to the Board of Directors and the officers and employees of the Company and North Valley Bank. The North Valley Bancorp Code of Business Conduct and Ethics is available through the Shareholders Relations link on the Company’s website at http://www.novb.com/shareholderrelations.aspx. A copy of the Code of Business Conduct and Ethics may be obtained without charge by submitting a request to the Corporate Secretary, P.O. Box 994630, Redding, CA 96099-4630.

Risk Oversight

Risk management is the responsibility of management and risk oversight is the responsibility of the Board of Directors. The Board administers its risk oversight function principally through a division of responsibility within its committee structure, with each committee of the Board of Directors being responsible for overseeing risk within its area of responsibility. The responsibilities of the Board committees are discussed under each committee below. Some significant risk oversight matters are reported directly to the Board, including matters not falling within the area of the responsibility of any committee. Types of risks with the potential to adversely affect the Company include credit, interest rate, liquidity, and compliance risks, and risks relating to our operations and reputation. Management regularly provides the Board of Directors and its various committees with a significant amount of information regarding a wide variety of matters affecting the Company. Matters presented to the Board and Board committees generally include information with respect to risk, including input from Gary S. Litzsinger, Executive Vice President and Chief Risk Officer. The Board and its committees consider the risk aspects of such information and often request additional information with respect to issues that involve risks to the Company. The Board and its committees also raise risk issues on their own initiative.

Review of Risk Associated with Compensation Plans

The Company develops and implements compensation plans that provide strategic direction to the plan participants and engage them in the Company’s success, thereby contributing to shareholder value. The Board of Directors believes that its approach to goal setting, performance evaluation and discretion in the payout of incentives help to mitigate excessive risk-taking that could harm the Company or reward poor judgment by senior officers. The Company’s pay programs are designed to reward outstanding individual and team performance while mitigating risk-taking behavior that might affect financial results. The Compensation Committee met with senior officers, including the General Counsel and Corporate Secretary of the Company, to review the 2013 incentive compensation plans and concluded that, based on the controls described above and elsewhere in this Proxy Statement, that such plans do not present risks that are reasonably likely to have a material adverse affect on the Company.

Committees of the Board of Directors

The Board of Directors of the Company has established the following committees of the Board: Audit, Nominating, Compensation and Executive/Corporate Governance.

The current members of the Board and the Committees of the Board on which they serve are as follows:

Director	Audit Committee	Nominating Committee	Compensation Committee	Executive Committee	Governance Committee
Michael J. Cushman (2)				*	*
Dante W. Ghidinelli	**			*	*
Kevin D. Hartwick (1)(2)	*
Patrick W. Kilkenny (2)	*
Roger B. Kohlmeier	*	*	*		*
Timothy R. Magill		*	*
Martin A. Mariani		**	**
Dolores M. Vellutini (2)	*
J. M. (“Mike”) Wells, Jr. (2)(3)	*	*	*	**	**

* Member

** Chairman

(1)	Mr. Hartwick is the Chairman of the Director’s Loan Committee of North Valley Bank.
(2)	These Directors serve on the Director’s Loan Committee of North Valley Bank.
(3)	Mr. Wells as Chairman of the Board of Directors serves on all Board Committees.

Audit Committee

The functions of the Audit Committee are more particularly described in the Audit Committee Charter, which can be found at http://www.novb.com. The Board of Directors has determined that Chairman Dante W. Ghidinelli and Director Kevin D. Hartwick each qualify as a result of their accounting backgrounds as an Audit Committee Financial Expert as defined under the Sarbanes-Oxley Act of 2002 (“SOX”), SEC rules and regulations and NASDAQ listing standards. The Audit Committee met seven (7) times in 2013. For more information, see the “Report of the Audit Committee” on page 28.

Nominating Committee

The Board of Directors has adopted a Nominating Committee Charter and appoints the members of the Nominating Committee. All of the members are “independent” within the requirements of SOX, SEC rules and regulations, and NASDAQ listing standards. The Nominating Committee held one (1) meeting in 2013. The functions of the Nominating Committee are more particularly described in the Nominating Committee Charter, which can be found at http://www.novb.com.

The Nominating Committee Charter includes a policy for consideration of candidates proposed by shareholders. Any recommendations by shareholders will be evaluated by the Nominating Committee in the same manner as any other recommendation and in each case in accordance with the Nominating Committee Charter. Shareholders that desire to recommend candidates for consideration by the Nominating Committee should mail or deliver written recommendations to the Nominating Committee addressed as follows: North Valley Bancorp Nominating Committee, P.O. Box 994630, Redding, CA 96099-4630. Each recommendation should include the experience of the candidate that qualifies the candidate for consideration as a potential director for evaluation by the Nominating Committee. Shareholders who wish to nominate a candidate for election to the Company’s Board of Directors, as opposed to recommending a potential nominee for consideration by the Nominating Committee, are required to comply with the advance notice and any other requirements of the Company’s Bylaws, applicable laws and regulations.

Compensation Committee

The Board of Directors has formed a Compensation Committee and appoints the members of the Compensation Committee, comprised solely of independent Directors. This Committee reviews and recommends to the Board of Directors the salaries, performance-based incentives, both annual and long term, and other matters relating to compensation of the Executive Officers.

The Compensation Committee also reviews and approves various other compensation policies and matters. The Compensation Committee held two (2) meetings in 2013. For more information, see the “Report of the Compensation Committee” on page 18. The functions of the Compensation Committee are more particularly described in the Compensation Committee Charter, which can be found at http://www.novb.com.

Executive/Corporate Governance Committee

The Company has an Executive/Corporate Governance Committee which functions to review, evaluate and make decisions on actions that are required between the regular meetings of the Board of Directors. In addition, this Committee functions to review and recommend to the Board of Directors principles, policies and procedures affecting the Board of Directors and its operation and effectiveness. The Committee further oversees the evaluation of the Board of Directors and its effectiveness. The Committee did not meet in 2013.

Meetings of the Board of Directors

During 2013, the Board of Directors held four (4) regularly scheduled meetings and 14 special meetings and each Director attended at least 75% of the aggregate of the total number of meetings of the Board of Directors (held during the period for which he or she was a Director) and the total number of meetings of Committees of the Board of Directors on which such Director served (during the periods that he or she served).

The Company encourages the members of its Board of Directors to attend the Company’s annual meeting of shareholders each year. All of the Directors, except one, attended the Company’s Annual Meeting of Shareholders held in 2013.

Shareholder Communications with Directors

A shareholder who wishes to communicate directly with the Board of Directors, a Committee of the Board or an individual Director should send correspondence to:

Board of Directors (or Committee Name or Director’s Name)

c/o Corporate Secretary

North Valley Bancorp

P.O. Box 994630

Redding, California 96099-4630

The Corporate Secretary has been instructed to forward such correspondence to the Board Committee or individual as addressed as soon as practicable. If it is marked “Personal and Confidential”, it will only be forwarded to the addressee. The Board has instructed the Corporate Secretary, prior to forwarding any correspondence, to review such correspondence and, in his discretion, not to forward certain items if they are deemed of a commercial or frivolous nature or otherwise inappropriate for the Board’s consideration.

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

To the Company’s knowledge, based solely on a review of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to its Officers, Directors and 10% shareholders were complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The Board of Directors of North Valley Bancorp strives to ensure that its compensation programs are consistent with the strategic goals and objectives of the Company and maintains the standards of good corporate governance.

Philosophy

All elements of the Company’s compensation program are designed to attract and retain key employees, motivating them to achieve and rewarding them for superior performance. Different programs are geared to short and longer-term performance with the goal of increasing shareholder value over the long term. Executive compensation programs impact all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. North Valley Bancorp believes the performance of every employee is important to its success and recognizes the importance of executive compensation and incentive programs to achieve improved performance.

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year 2013, Michael J. Cushman participated in deliberations of the Company’s Board of Directors concerning Executive Officer compensation for all Executive Officers, excluding himself.

Overview of Compensation and Process

Elements of compensation for corporate executives include: salary, bonus, stock option awards, deferred compensation plans, salary continuation plan, health, disability and life insurance, and perquisites. Base salaries for Executive Officers are reviewed and considered for adjustment at a meeting of the Compensation Committee usually held in the first quarter of each year. At this meeting, the Compensation Committee also reviews and recommends the management incentive plan for the fiscal year (the “Executive Discretionary Incentive Plan”) and recommends stock option awards for the Company’s Executive Officers and certain other eligible employees.

At the start of each fiscal year, it has been the practice of the Compensation Committee to meet and review the history of all the elements of each Executive Officer’s total compensation over previous years and compare the compensation of the Executive Officers with that of the executive officers in an appropriate market place and industry comparison group. Typically, the Chief Executive Officer makes compensation recommendations to the Compensation Committee with respect to the Executive Officers who report to him. Such Executive Officers are not present at the time of these deliberations. The Chairman of the Board then makes compensation recommendations to the Compensation Committee with respect to the Chief Executive Officer, who is absent from that meeting. The Compensation Committee may accept or adjust such recommendations.

The Compensation Committee has the authority to directly engage outside consultants and in the fall of 2012, the Committee engaged EW Partners, Inc. to assist in evaluating the Company’s compensation practices and to provide advice concerning Director and Executive compensation. Specifically, the Compensation Committee asked EW Partners, Inc. to conduct a compensation review of the Independent Directors of the Company and the Bank and of the six named Executive Officers. As further discussed below, EW Partners, Inc.’s review consisted of a market data assessment and competitive review and analysis of base salary, incentive plans, and benefits/perquisites. EW Partners, Inc. reported directly to the Chairman of the Compensation Committee and, in the performance of its duties, EW Partners, Inc. interacted with the Chief Executive Officer, Chief Financial Officer, and Executive Officers as it deemed appropriate in order to gather information necessary for its evaluation. EW Partners, Inc. is not affiliated with North Valley Bancorp nor did it provide any other services for the Company in 2013.

North Valley Bancorp chooses to pay each element of compensation as a means to attract and retain the necessary executive talent, reward annual performance and provide incentive for their balanced focus on long-term strategic goals as well as short-term performance. The amount of each element of compensation is determined by or under the direction of the Compensation Committee, which uses the following factors to determine the amount of salary and other benefits to pay each Executive Officer:

●	Performance against corporate and individual objectives for the previous year;
●	Value of their unique skills and capabilities to support long-term performance of the Company;
●	Achievement of strategic objectives;
●	Earnings per share;
●	Deposits and/or loan growth; and
●	Any of the above measures compared to peer or other companies.

These elements fit into our overall compensation objectives by helping to secure the future potential of our operations, facilitating our strategic plan, providing proper compliance and regulatory compliance, and helping to create a cohesive team. Actual performance measures for the Executive Officers are set by the Compensation Committee. During 2013, an outside benefits attorney was engaged by the Company to review non-qualified deferred compensation plans and to recommend changes to those plans to make them conform with IRS regulations and regulatory requirements and, further, to advise with regard to best practices concerning the structure and implementation of those plans.

At the Company’s annual meeting of shareholders held on May 31, 2013, the shareholders approved, on an advisory basis, the compensation paid to the Company’s executive officers. The favorable outcome of that “Say on Pay” proposal was taken into account by the Board of Directors and the Compensation Committee in determining the Company’s annual compensation policies and decisions.

EXECUTIVE COMPENSATION

At the meeting held in December 2013, the Compensation Committee evaluated the performance of the Chief Executive Officer and the other members of the Executive Team. The Compensation Committee determined the Executive Team succeeded in meeting the strategic goals set for the Company during 2013. The Compensation Committee did a thorough review of the data prepared by outside consultants with regard to peer bank information. This market study conducted by the independent consultants, along with a study done by the California Bankers Association, which provided peer bank information as to both director compensation and executive compensation, was used by the Compensation Committee to determine whether the Executive Team’s base salary and total compensation was consistent with its peer group and current market factors. This information was used to award the Executive Officers incentives under the Executive Incentive Plan. Based on a review of the information provided to the Compensation Committee and because of the over-all improvement of the financial condition of the Company and the Bank, the Compensation Committee recommended to the Board of Directors that incentive bonus payments be awarded to the Executive Team in December 2013, as set forth in the “Summary Compensation Table” on page 10 and the “Report of the Compensation Committee” on page 18.

Also at the meeting held in December 2013, due to ongoing strategic planning discussions (which ultimately resulted in the Merger Agreement signed with TriCo on January 21, 2014), the Compensation Committee determined, after discussions with the Chief Executive Officer, the General Counsel, outside legal counsel and other consultants, to postpone indefinitely any adjustments to the base salaries of the executive officers and the grant of any stock options, pending the announcement of a possible business combination transaction and the impact, if any, the terms and conditions of such a transaction might have on future director and executive officer compensation decisions, including the award of stock options.

Base Salary

It is the goal of the Company’s Compensation Committee to establish salary compensation for its Executive Officers based on the Company’s operating performance relative to comparable peer companies over a three-year to five-year period. The Compensation Committee believes this provides an opportunity to attract and retain talented managerial employees, both at the senior executive level and below. In January, 2013, the Board of Directors, acting upon the recommendation of the Compensation Committee, approved base salary adjustments for the Executive Officers in recognition of the overall improved performance of the Company and Bank as set forth in the “Report of the Compensation Committee” on page 18. As noted above, those base salaries remained in effect for the remainder of 2013 and will continue to remain unchanged and in effect for 2014.

Bonus

The Executive Discretionary Incentive Plan set annually by the Compensation Committee is designed to reward the Company’s Executives for the achievement of short-term financial goals, including increases in performance against peer banks, the achievement of short-term and long-term strategic goals, and overall financial performance of the Company. It is the Company’s general philosophy that management be rewarded for their performance as a team in the attainment of these goals, rather than individually. North Valley Bancorp believes that this is important to aligning our Executive Officers and promoting teamwork among them. Bonus percentages for Executive Officers were initially suggested by a compensation consultant based on an analysis of peer banks and industry sector considerations. Those basic percentages, which are discretionary with the Compensation Committee, have generally been followed in recent years. Those percentages are as follows: for Executive Officers other than the Chief Executive Officer, the range is 10% - 40% of base salary; and for the Chief Executive Officer, the range is 10% - 50% of base salary. Similarly, Executive Officers are eligible for discretionary incentive stock option awards based on the following percentages: for Executive Officers other than the Chief Executive Officer, the range is 0% - 5% of base salary as the number of options considered for award; and for the Chief Executive Officer, the range is 0% - 6% of base salary as the number of options considered for award.

Although each Executive Officer is eligible to receive a bonus award at the discretion of the Compensation Committee, the granting of the award as to any individual, officer or as a group, is first at the discretion of the Chief Executive Officer and then, based on his recommendation, at the discretion of the Compensation Committee and the entire Board of Directors. The Compensation Committee may choose whether to award a bonus and decides on the actual level of the award in light of all relevant factors after completion of the applicable fiscal year. At the meeting of the Board of Directors in December 2013, the Board of Directors awarded the Chief Executive Officer and the Executive Officers bonuses for the 2013 fiscal year effective immediately. The bonuses to the Chief Executive Officer and the Executive Officers for the 2013 fiscal year were awarded on the basis of the overall improved financial performance of the Company and the Bank, the meeting of strategic goals, including reduction in non-performing assets, overall improvement in credit quality, and improvements in quarter after quarter earnings of the Company and Bank.

The following Summary Compensation Table sets forth the compensation of the President and Chief Executive Officer (Principal Executive Officer) and the Executive Vice President and Chief Financial Officer (Principal Financial Officer) of the Company and all of the other Executive Officers for services in all capacities provided to the Company and North Valley Bank during 2013, 2012, and 2011:

SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	(1)($)	(2)($)	($)	(3)($)	($)	(4)($)	(5)($)	($)

Michael J. Cushman	2013	$323,512	$139,000	$—	$150,571	$—	$352,256	$8,127	$973,466
President and Chief	2012	$316,031	$134,313	$—	$57,334	$—	$251,821	$7,397	$766,896
Executive Officer	2011	$300,982	$90,294	$—	$30,435	$—	$239,313	$5,827	$666,851

Kevin R. Watson	2013	$212,580	$72,000	$—	$78,668	$—	$268,563	$16,984	$648,795
Executive Vice President	2012	$206,388	$67,076	$—	$24,962	$—	$172,986	$15,544	$486,956
and Chief Financial Officer	2011	$196,560	$68,787	$—	$30,435	$—	$146,276	$12,196	$454,254

Scott R. Louis	2013	$174,879	$60,000	$—	$64,709	$—	$102,497	$12,301	$414,385
Executive Vice President	2012	$169,785	$55,180	$—	$20,536	$—	$86,518	$10,876	$342,895
and Chief Operating Officer	2011	$161,700	$56,595	$—	$30,435	$—	$74,776	$6,645	$330,151

Roger D. Nash	2013	$174,879	$70,000	$—	$64,709	$—	$41,717	$10,150	$361,454
Executive Vice President	2012	$169,785	$55,180	$—	$20,536	$—	$106,530	$10,420	$362,451
and Chief Credit Officer	2011	$161,700	$56,595	$—	$30,435	$—	$93,761	$6,829	$349,320

Gary S. Litzsinger	2013	$149,940	$55,000	$—	$53,360	$—	$52,381	$9,345	$320,027
Executive Vice President	2012	$140,000	$45,500	$—	$15,240	$—	$42,874	$6,286	$249,900
and Chief Risk Officer	2011	$120,000	$42,000	$—	$30,435	$—	$35,369	$2,253	$230,057

Leo J. Graham	2013	$193,597	$70,000	$—	$71,636	$—	$255,119	$11,325	$601,677
General Counsel and	2012	$187,958	$61,087	$—	$22,733	$—	$180,491	$10,367	$462,636
Corporate Secretary	2011	$179,000	$62,664	$—	$30,435	$—	$173,996	$6,182	$452,277

(1)          Base salary includes 401(k) Plan and Executive Deferred Compensation Plan (“EDCP”) contributions made by the named officers.

(2)          These bonus amounts were paid in 2013 and 2012 attributable to 2013, 2012 and 2011 performance, respectively.

(3)          The amount reported in this column is the dollar amount recognized for financial statement reporting purposes as the grant date fair value for 2013 in accordance with FAS ASC Topic 718. The assumptions used to calculate the grant date fair value are described in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

(4)          The amounts in this column represent the increase in the actuarial net present value of all future retirement benefits under the individual’s salary continuation plan and the above-market or preferential earnings on any nonqualified deferred compensation. The above-market rate is determined by using the amount above 120% of the Federal long-term rate. For 2013, the interest rate paid was 8.00% and the above-market rate was determined to be 3.42%. For 2012, the interest rate paid was 8.00% and the above-market rate was determined to be 2.97%. For 2011, the interest rate paid was 8.00%, and the above-market rate was determined to be 4.38%.

(5)          Included in this column are taxable economic benefits of $9,170, $7,804, and $6,107, imputed to Mr. Cushman for 2013, 2012, and 2011, respectively, under the terms of his split dollar (life insurance) agreement. Also included in this column are the perquisites described below in the table under the heading “Perquisites.”

Perquisites

Executive Officers who participated in the North Valley Bancorp 401(k) Plan received matching funds, as did all employees of the Company who participated in the Plan. All of the Company’s employees and Executive Officers named in the Summary Compensation Table above are eligible to participate in the Company’s ESOP Plan. Executive Officers, in addition, are eligible to receive the same health and insurance benefits as made available to all other employees of the Company. In addition, Executive Officers are eligible to participate in executive and key employee deferred compensation plans as discussed hereafter. Executive Officers also have certain 2013, 2012, and 2011 perquisites as follows:

		Auto	Club Memberships	401K Matching
		Allowance	& Dues	Contribution	ESOP	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Michael J. Cushman	2013	$2,350	$4,220	$—	$1,557	$8,127
President and Chief	2012	$1,773	$4,020	$—	$1,604	$7,397
Executive Officer	2011	$620	$4,330	$—	$877	$5,827

Kevin R. Watson	2013	$6,000	$4,160	$5,267	$1,557	$16,984
Executive Vice President	2012	$6,000	$3,960	$3,980	$1,604	$15,544
and Chief Financial Officer	2011	$6,000	$4,120	$1,351	$725	$12,196

Scott R. Louis	2013	$731	$4,220	$5,793	$1,557	$12,301
Executive Vice President	2012	$731	$4,330	$4,366	$1,449	$10,876
and Chief Operating Officer	2011	$731	$3,850	$1,482	$582	$6,645

Roger D. Nash	2013	$586	$4,220	$3,787	$1,557	$10,150
Executive Vice President	2012	$586	$4,020	$4,366	$1,448	$10,420
and Chief Credit Officer	2011	$586	$4,180	$1,482	$581	$6,829

Gary S. Litzsinger	2013	$1,555	$1,265	$4,992	$1,533	$9,345
Executive Vice President	2012	$1,281	$1,495	$2,378	$1,132	$6,286
and Chief Risk Officer	2011	$372	$900	$550	$431	$2,253

Leo J. Graham	2013	$—	$3,560	$6,208	$1,557	$11,325
General Counsel and	2012	$—	$3,935	$4,833	$1,599	$10,367
Corporate Secretary	2011	$—	$3,900	$1,641	$641	$6,182

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

Timing of Grants

Stock options awarded to the Company’s Executive Officers and other key employees are typically granted annually in conjunction with a review of the individual performance of its Executive Officers. This review typically takes place at the meeting of the Compensation Committee held in conjunction with the quarterly meeting of the Board in January following the fiscal year under consideration. Grants to newly hired employees are effective on the date of grant as consideration for the hiring of the new employee. The exercise price of all stock options is set at the closing price of Common Stock as reported on the NASDAQ Global Select Market on the date of grant.

2013 GRANTS OF PLAN-BASED AWARDS TABLE

								All Other	All Other
								Stock	Option
								Awards:	Awards:
								Number of	Number of	Exercise or	Grant Date
		Estimated Future Payouts Under			Estimated Future Payouts Under			Shares of	Securities	Base Price	Fair Value of
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Stock or	Underlying	of Option	Stock and
		Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Option Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($ / Sh)	($)

Michael J. Cushman	1/31/2013	—	—	—	—	—	—	—	15,802	$16.80	$150,571
Kevin R. Watson	1/31/2013	—	—	—	—	—	—	—	8,256	$16.80	$78,668
Scott R. Louis	1/31/2013	—	—	—	—	—	—	—	6,791	$16.80	$64,709
Roger D. Nash	1/31/2013	—	—	—	—	—	—	—	6,791	$16.80	$64,709
Gary S. Litzsinger	1/31/2013	—	—	—	—	—	—	—	5,600	$16.80	$53,360
Leo J. Graham	1/31/2013	—	—	—	—	—	—	—	7,518	$16.80	$71,636

Outstanding Equity Awards At Fiscal Year-End

The following table summarizes information about the options, warrants and rights and other equity compensation under the Company’s equity plans as of December 31, 2013, for each of the Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards							Stock Awards

					Equity Incentive				Market	Equity Incentive	Equity Incentive
	Number of		Number of		Plan Awards:			Number of	Value of	Plan Awards:	Plan Awards:
	Securities		Securities		Number of			Shares or	Shares or	Number of	Market or Payout
	Underlying		Underlying		Securities			Units of	Units of	Unearned Shares,	Value of Unearned
	Unexercised		Unexercised		Underlying	Option	Option	Stock That	Stock That	Units or Other	Shares, Units or
	Options (#)		Options (#)		Unexercised	Exercise	Expiration	Have Not	Have Not	Rights that Have	Other Rights That
					Unearned Options	Price	Date	Vested	Vested	Not Vested	Have Not Vested
Name	Exercisable		Unexercisable		(#)	($)		(#)	($)	(#)	($)

Michael J. Cushman	2,400	(1)	—		—	$78.60	1/20/2014	—	—	—	—
	2,992	(3)	—		—	$99.30	1/20/2015	—	—	—	—
	2,991	(6)	—		—	$89.75	2/3/2016	—	—	—	—
	2,992	(8)	—		—	$100.15	1/25/2017	—	—	—	—
	3,611	(9)	—		—	$65.05	1/24/2018	—	—	—	—
	11,766	(10)	—		—	$23.95	11/20/2018	—	—	—	—
	2,000	(11)	3,000	(11)	—	$10.40	7/28/2021	—	—	—	—
	1,805	(12)	7,224	(12)	—	$11.25	3/8/2022	—	—	—	—
	—	(13)	15,802	(13)	—	$16.80	1/31/2023	—	—	—	—

Kevin R. Watson	2,000	(7)	—		—	$81.90	4/27/2016	—	—	—	—
	1,440	(8)	—		—	$100.15	1/25/2017	—	—	—	—
	1,872	(9)	—		—	$65.05	1/24/2018	—	—	—	—
	1,859	(10)	—		—	$23.95	11/20/2018	—	—	—	—
	2,000	(11)	3,000	(11)	—	$10.40	7/28/2021	—	—	—	—
	786	(12)	3,145	(12)	—	$11.25	3/8/2022	—	—	—	—
	—	(13)	8,256	(13)	—	$16.80	1/31/2023	—	—	—	—

Scott R. Louis	500	(4)	—		—	$88.15	4/28/2015	—	—	—	—
	1,120	(8)	—			$100.15	1/25/2017
	1,540	(9)	—			$65.05	1/24/2018
	1,106	(10)	—			$23.95	11/20/2018
	2,000	(11)	3,000	(11)		$10.40	7/28/2021	—	—	—	—
	646	(12)	2,588	(12)		$11.25	3/8/2022	—	—	—	—
	—	(13)	6,791	(13)	—	$16.80	1/31/2023	—	—	—	—

Roger D. Nash	2,000	(5)	—		—	$85.00	10/20/2015	—	—	—	—
	1,120	(8)	—		—	$100.15	1/25/2017	—	—	—	—
	1,540	(9)	—			$65.05	1/24/2018
	1,631	(10)	—			$23.95	11/20/2018
	2,000	(11)	3,000	(11)		$10.40	7/28/2021	—	—	—	—
	646	(12)	2,588	(12)		$11.25	3/8/2022	—	—	—	—
	—	(13)	6,791	(13)	—	$16.80	1/31/2023	—	—	—	—

Gary S. Litzsinger	800	(2)	—		—	$80.90	8/5/2014	—	—	—	—
	400	(3)	—		—	$99.30	1/20/2015	—	—	—	—
	571	(6)	—		—	$89.75	2/3/2016	—	—	—	—
	838	(8)	—		—	$100.15	1/25/2017	—	—	—	—
	1,111	(9)	—			$65.05	1/24/2018
	1,302	(10)	—			$23.95	11/20/2018
	2,000	(11)	3,000	(11)		$10.40	7/28/2021	—	—	—	—
	480	(12)	1,920	(12)		$11.25	3/8/2022	—	—	—	—
	—	(13)	5,600	(13)	—	$16.80	1/31/2023	—	—	—	—

Leo J. Graham	1,000	(1)	—		—	$78.60	1/20/2014	—	—	—	—
	600	(3)	—		—	$99.30	1/20/2015	—	—	—	—
	840	(6)	—		—	$89.75	2/3/2016	—	—	—	—
	1,311	(8)	—		—	$100.15	1/25/2017	—	—	—	—
	1,705	(9)	—			$65.05	1/24/2018
	1,909	(10)	—			$23.95	11/20/2018
	2,000	(11)	3,000	(11)		$10.40	7/28/2021	—	—	—	—
	716	(12)	2,864	(12)		$11.25	3/8/2022	—	—	—	—
	—	(13)	7,518	(13)	—	$16.80	1/31/2023	—	—	—	—

(1)	These stock options were vested at 100% on January 20, 2008.
(2)	These stock options were vested at 100% on August 5, 2008.
(3)	These stock options were vested at 100% on January 20, 2009.
(4)	These stock options were vested at 100% on April 28, 2009.
(5)	These stock options were vested at 100% on October 20, 2009.
(6)	These stock options were vested at 100% on February 3, 2010.
(7)	These stock options were vested at 100% on April 27, 2010.
(8)	These stock options were vested at 100% on January 25, 2011.
(9)	These stock options were vested at 100% on January 24, 2012.
(10)	These stock options were vested at 100% on November 20, 2013.
(11)	These stock options vest 20% per year over five years; 40% were vested at December 31, 2013 with the remaining vesting to occur on July 28, 2014, 2015 and 2016.
(12)	These stock options vest 20% per year over five years; 20% were vested at December 31, 2013 with the remaining vesting to occur on March 8, 2014, 2015, 2016 and 2017.
(13)	These stock options vest 20% per year over five years; 0% were vested at December 31, 2013 with the remaining vesting to occur on January 31, 2014, 2015, 2016, 2017 and 2018.
13

Options Exercised and Stock Vested

The following table summarizes information with respect to stock option awards exercised and restricted stock and restricted stock unit awards vested during fiscal year 2013 for each of the Executive Officers.

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Number of Shares
	Acquired on	Value Realized On	Number of Shares	Value Realized On
	Exercise	Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	(#)	($)
Michael J. Cushman	—	—	—	—
Kevin R. Watson	—	—	—	—
Scott R. Louis	—	—	—	—
Roger D. Nash	—	—	—	—
Gary S. Litzsinger	—	—	—	—
Leo J. Graham	—	—	—	—

Employment Agreements

The Company entered into an Employment Agreement with Michael J. Cushman in 2001, revised in 2012. The Company entered into an Employment Agreement with Leo J. Graham in 2004, revised in 2006 and in 2012. The Company entered into Employment Agreements with Gary S. Litzsinger, Scott R. Louis and Roger D. Nash during 2005, revised in 2012. The Company entered into an Employment Agreement with Kevin R. Watson in 2006, revised in 2012.

The Employment Agreement entered into in 2001 with Mr. Cushman had an initial term of three years with annual renewals. The current Employment Agreements with Messrs. Watson, Louis, Nash, Litzsinger, and Graham have a rolling term of one year and provide that they will be automatically extended for additional one-year periods unless either the employee or the employer gives notice of non-renewal 60-days before the end of the term or extended term. All of the Employment Agreements have been extended at their annual anniversary dates upon the same terms and conditions, except for Mr. Cushman, whose Employment Agreement has been extended annually since the end of its initial three year term upon the same terms and conditions. The compensation paid to each of Messrs. Cushman, Watson, Louis, Nash, Litzsinger, and Graham for years 2013, 2012, and 2011 under the terms of their respective Employment Agreements is set forth in the “Summary Compensation Table” on page 10 of this Proxy Statement.

Under the terms of their respective Employment Agreements, all Executive Officers are eligible to participate in the Executive Deferred Compensation Plan and the Salary Continuation Agreements (see discussion below) and are entitled to all other benefits made available to employees of the Company generally.

All Executive Officers will receive severance pay upon termination of their written Employment Agreement by the Company without cause in an amount ranging from 12 months to 24 months of current base salary, except Mr. Cushman who also will receive a pro rata share of his annual incentive compensation for the prior year. Payment of severance pay is subject to the limitations set forth in applicable laws and regulations.

POST-EMPLOYMENT COMPENSATION

Salary Continuation Agreements

The Company has entered into a Salary Continuation Agreement with each of the Executive Officers. The Salary Continuation Agreements provide for five general classes of benefits for Executive Officers, which benefits vest over a period of eight (8) to ten (10) years with credit for prior service or as determined by the Chief Executive Officer and the Board of Directors:

1.	Normal Retirement Benefits. The normal retirement benefit is calculated to provide a target benefit in the amount equal to sixty percent (60%) of the Executive’s compensation at the time of retirement (age 65) or a lesser amount as determined by the Chief Executive Officer and the Board of Directors.

2.	Early Termination Benefit. The early termination benefit is the vested portion of the target retirement benefit.

3.	Disability Benefit. The disability benefit is a Disability Lump Sum Benefit specified in the agreement for the plan year immediately preceding the disability, payable only upon total disability as defined in the agreement.

4.	Death Benefit. The death benefit is an amount determined by a formula that takes into account the number of years of service and the anticipated compensation level at the age of retirement.

5.	Change of Control Benefit. The change of control benefit is an amount determined as follows: Executive Officer’s Fully Vested Present Value Benefit payable at age 65 for the current plan year plus two times the Executive Officer’s current Plan Year Compensation (except with respect to the Chief Executive Officer, which is 2.99 times plan year compensation). This benefit is payable only in the event of a change in control as defined in the Salary Continuation Agreement and is limited by the provisions of Internal Revenue Code section 280G and by federal statute or regulation.

The Company determined that it would be more cost effective for the Company to acquire prepaid policies of life insurance to fund these anticipated future obligations than to pay annual premiums. The Company, as a result of acquiring the prepaid policies, has cash values in the policies in excess of the amount paid for those policies.

The Company and some of the Executive Officers who have Salary Continuation Agreements have entered into split dollar life insurance agreements in connection with the life insurance policies obtained by the Company on their lives.

The following table illustrates the approximate annual retirement income that may become payable to a key employee credited with the number of years of service shown, assuming that benefits commence at age 65 and are payable in the form of an annuity for the employee’s life or for 20 years (whichever is greater):

ANNUAL RETIREMENT INCOME

Years of Credited Service

Final Average
Compensation		1	2	3	4	5
	$100,000	$6,000	$12,000	$18,000	$24,000	$30,000
	120,000	7,200	14,400	21,600	28,800	36,000
	140,000	8,400	16,800	25,200	33,600	42,000
	160,000	9,600	19,200	28,800	38,400	48,000
	180,000	10,800	21,600	32,400	43,200	54,000
	200,000	12,000	24,000	36,000	48,000	60,000
	250,000	15,000	30,000	45,000	60,000	75,000
	300,000	18,000	36,000	54,000	72,000	90,000

Final Average
Compensation		6	7	8	9	10
	$100,000	$36,000	$42,000	$48,000	$54,000	$60,000
	120,000	43,200	50,400	57,600	64,800	72,000
	140,000	50,400	58,800	67,200	75,600	84,000
	160,000	57,600	67,200	76,800	86,400	96,000
	180,000	64,800	75,600	86,400	97,200	108,000
	200,000	72,000	84,000	96,000	108,000	120,000
	250,000	90,000	105,000	120,000	135,000	150,000
	300,000	108,000	126,000	144,000	162,000	180,000

Mr. Cushman began accruing retirement benefits under his Salary Continuation Agreement effective January 1, 2001, and is fully vested. Messrs. Watson, Louis, Nash, Litzsinger, and Graham began accruing retirement benefits under their Salary Continuation Agreements according to their respective hire dates. The terms of the Salary Continuation Agreements did not change in form, timing, or with regard to any amount payable under the Agreements.

As of December 31, 2013, the Company’s aggregate accrued obligations under all Salary Continuation Agreements were $9,973,000 (includes obligations to retirees under old plans).

The following table summarizes the retirement benefits payable to the Executive Officers as of December 31, 2013.

PENSION BENEFITS TABLE

		Number of
		Years
		Credited	Present Value as of	Payments During
Name	Plan Name	Service	December 31, 2013	Last Fiscal Year

Michael J. Cushman	Salary Continuation Plan	16	$2,502,138	—
Kevin R. Watson	Salary Continuation Plan	7	$1,256,010	—
Scott R. Louis	Salary Continuation Plan	8	$560,874	—
Roger D. Nash	Salary Continuation Plan	8	$648,074	—
Gary S. Litzsinger	Salary Continuation Plan	9	$265,351	—
Leo J. Graham	Salary Continuation Plan	10	$1,558,615	—

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

As of December 31, 2013, the Company’s aggregate accrued obligations under all executive deferred compensation plans were $436,000.

The following table summarizes the nonqualified deferred compensation benefits payable to the Executive Officers as of December 31, 2013.

NONQUALIFIED DEFERRED COMPENSATION TABLE

	Executive	Registrant		Aggregate	Aggregate Balance
	Contributions in	Contributions in	Aggregate Earnings	Withdrawals/	at Last Fiscal Year-
	Last Fiscal Year	Last Fiscal Year	in Last Fiscal Year	Distributions	End
Name	($)	($)	(1)($)	($)	($)

Michael J. Cushman	$—	$—	$8,697	$—	$113,475
Kevin R. Watson	$—	$—	$—	$—	$—
Scott R. Louis	$—	$—	$—	$—	$—
Roger D. Nash	$—	$—	$—	$—	$—
Gary S. Litzsinger	$3,892	$—	$3,015	$—	$40,802
Leo J. Graham	$—	$—	$973	$—	$12,696

(1)	Earnings credited to the accounts are based upon the terms of the Deferred Compensation Plan. The rate credited for 2013 was 8.00%.

Change in Control Agreements

In the event of a sale, dissolution or liquidation of the Company or a merger or a consolidation in which the Company is not the surviving or resulting Company, a “change in control” occurs.

All of the Executive Officers are, upon a change in control of the Company, entitled under their Employment Agreements to receive the “change in control” benefits described in their Salary Continuation Agreements (see discussion of Salary Continuation Agreements above), subject to any limitations by federal statute or regulation.

All options outstanding under the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan which at the time are not fully vested may, nonetheless, under the terms of the relevant agreement of merger or consolidation or plan of sale, liquidation or dissolution, be entitled to be exercised as if they were fully (100 percent) vested. Summary information regarding each Company stock option plan is set forth below.

The North Valley Bank Executive Deferred Compensation Agreements and North Valley Bank Executive Salary Continuation Agreements provide for the acceleration of the payment of benefits to Executive Officers thereunder upon a change in control of the Company. Summary information regarding such agreements is set forth below, as of December 31, 2013, except for acceleration of equity awards which is computed as of January 21, 2014, the date of the Merger Agreement signed with TriCo.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

		Amount
Name		Payable (1)

Michael J. Cushman (2)	Payment of Three-times current Salary plus 3-year Average Bonus and Accelerated vesting of Salary Continuation Plan	$1,353,255
Kevin R. Watson	Payment of Two-times current Salary plus 3-year Average Bonus and Accelerated vesting of Salary Continuation Plan	$859,181
Scott R. Louis	Payment of Two-times current Salary plus 3-year Average Bonus and Accelerated vesting of Salary Continuation Plan	$648,141
Roger D. Nash	Payment of Two-times current Salary plus 3-year Average Bonus and Accelerated vesting of Salary Continuation Plan	$601,127
Gary S. Litzsinger	Payment of Two-times current Salary plus 3-year Average Bonus and Accelerated vesting of Salary Continuation Plan	$549,358
Leo J. Graham	Payment of Two-times current Salary plus 3-year Average Bonus and Accelerated vesting of Salary Continuation Plan	$655,317

(1)	Each amount shown in this column is the maximum, as the individual Agreements limit the amount of payment to any Executive Officer as a result of a change in control, including the value of acceleration of any equity awards and salary continuation plans, to the maximum amount permissible to avoid an “excess parachute payment” under Section 280G of the Internal Revenue Code and may be further limited by federal statute or regulation.

(2)	The above amount is reduced by $235,131 due to the amount exceeding the 280G threshold.
17

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee consists of the following members of the Company’s Board of Directors: Martin A. Mariani (Chairman), Roger B. Kohlmeier, Timothy R. Magill, and J.M. “Mike” Wells, Jr. All members of the Committee are independent as defined under SOX, the rules and regulations of the SEC and the corporate governance listing standards of NASDAQ.

The Compensation Committee reviews and recommends to the Board of Directors, salaries, performance based incentives, both annual and long-term, and other matters relating to the compensation of the Chief Executive Officer and the Chief Executive Officer’s recommendations as to Executive Officers, taking into consideration non-salary based benefits in the form of Company paid expenses for car allowances and club memberships. The Committee determines the base salary for the Chief Executive Officer by: (1) examining the Company’s performance against preset goals, (2) examining the Company’s performance within the banking industry, (3) evaluating the overall performance of the Chief Executive Officer, and (4) comparing the base salary of the Chief Executive Officer to that of other chief executive officers in the banking industry in the Company’s market area. In December 2013, the Committee recommended, and the Board approved, the following executive salaries, unchanged from January 2013, effective January 15, 2014: Mr. Cushman’s annual salary of $323,512; Mr. Watson’s annual salary of $212,580; Mr. Louis’ annual salary of $174,879; Mr. Nash’s annual salary of $174,879; Mr. Litzsinger’s annual salary of $149,940; and Mr. Graham’s annual salary of $193,597.

In December 2013, the Committee recommended, and the Board approved, that no stock options be awarded to the executives or directors as a result of discussions with the Chief Executive Officer, the General Counsel, outside legal counsel and other consultants in contemplation of the possible announcement of the Merger Agreement (subsequently signed on January 21, 2014) and the potential impact of the terms and conditions of the Merger Agreement on director and executive compensation issues, including the awarding of stock options.

The members of the Compensation Committee have reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the North Valley Bancorp Annual Report on Form 10-K for the year ended December 31, 2013.

Submitted by:

Martin A. Mariani, Chairman
Roger B. Kohlmeier
Timothy R. Magill
J.M. “Mike” Wells, Jr.

NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF THE COMPANY’S PREVIOUS OR FUTURE FILINGS UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 THAT MIGHT INCORPORATE THIS PROXY STATEMENT OR FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN WHOLE OR IN PART, THE ABOVE REPORT SHALL NOT BE DEEMED TO BE INCORPORATED BY REFERENCE INTO ANY SUCH FILING.

DIRECTOR COMPENSATION

As a result of the review by the Compensation Committee of certain third party compensation studies and other publicly available information, the Committee made recommendation to the Board of Directors concerning the forms and amount of Director Compensation that would be appropriate for the Company and its banking subsidiary based on market study, peer analysis, duties and responsibilities of an independent director, and performance of the Company and subsidiary Bank. The following sets forth the forms of Director Compensation that the Company employs to recruit and retain experienced directors.

Director Deferred Fee Plan

The Director Deferred Fee Plan (“DDFP”), adopted by the Directors of the Company and North Valley Bank effective January 1, 2001 and restated effective January 1, 2008, is a nonqualified director benefit plan in which the eligible director voluntarily elects to defer some or all of his or her current fees in exchange for the Company’s promise to pay a deferred benefit. The deferred fees are credited with interest under the plan and the accrued liability is paid to the Director at retirement. Unlike a 401(k) plan or a pension plan, a DDFP is a nonqualified plan. Accordingly, this plan is only made available to outside Directors without regard to the nondiscrimination requirements of qualified plans. The DDFP is also an unfunded plan, which means there are no specific assets set aside to fund the plan. The Company has purchased life insurance policies in order to provide for payment of its obligations under the Director Deferred Fee Plan, but the Director has no rights under the plan beyond those of a general creditor of the plan sponsor. The deferred amount is not taxable income to the individual and is not a tax-deductible expense to the plan sponsor.

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

As of December 31, 2013, the Company’s aggregate accrued obligations under the Directors Deferred Fee Plan were $1,334,000.

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

During 2013, each Director (other than the Chairman) of North Valley Bancorp was paid $3,000 per quarterly meeting of the Board of Directors and each Director (other than the Chairman) of North Valley Bank was paid $500 per monthly meeting of the Board of Directors. Payments for attendance at Loan Committee meetings of North Valley Bank during 2013 were $250 per meeting. The Chairman of the Board of Directors of the Company was paid $5,000 for each quarterly meeting of the Board of Directors and the Chairman of the Board of Directors of North Valley Bank was paid $850 for each Board of Directors meeting during 2013. The Chairman of the Loan Committee was paid $350 per meeting during 2013. The Chairman of the Audit Committee was paid a quarterly fee of $1,000 during 2013. The Chairman of the Compensation Committee was paid a quarterly fee of $850 during 2013. In 2013, the Board of Directors of the Company approved an annual retainer of $18,000 paid quarterly to the Chairman of the Board of the Company and $12,000 to each of the independent Directors paid quarterly.

Commencing in 1998, each non-employee Director of the Company has received an award of shares of Common Stock as part of his or her annual retainer as a Director pursuant to the 1998 Employee Stock Incentive Plan and continued under the 2008 Stock Incentive Plan. Each award is fully vested when granted to the outside Director. The amount of Common Stock awarded annually is 180 shares per Director.

During 2013, cash compensation paid to non-employee Directors of the Company totaled $154,800. Directors electing coverage under the group health insurance plan available to employees of the Company have been required to pay 100% of their health insurance premiums since January 1989.

The following table sets forth information with regard to compensation earned by non-employee Directors in 2013. Compensation earned by the only employee Director, Michael J. Cushman, is described in the “Executive Compensation” section above.

DIRECTOR COMPENSATION TABLE

					Change in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or			Incentive Plan	Compensation	All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name (1)	(2)($)	($)	($)	($)	(3)($)	($)	($)

Dante W. Ghidinelli	$49,600	$3,391	$71,465	—	$—	—	$124,456
Kevin D. Hartwick	$51,950	$3,391	$71,465	—	$1,374	—	$128,180
Patrick W. Kilkenny	$46,800	$3,391	$71,465	—	$—	—	$121,656
Roger B. Kohlmeier	$44,350	$3,391	$71,465	—	$—	—	$119,206
Timothy R. Magill	$44,700	$3,391	$71,465	—	$3,215	—	$122,771
Martin A. Mariani	$47,700	$3,391	$71,465	—	$4,020	—	$126,576
Dolores M. Vellutini	$45,950	$3,391	$71,465	—	$—	—	$120,806
J.M. Wells, Jr.	$71,500	$3,391	$71,465	—	$28,186	—	$174,542

(1)	Includes only Directors who served during 2013.
(2)	Includes cash payments made to Directors of North Valley Bancorp for meetings attended during 2013.
(3)	The amounts in this column represent the above-market or preferential earnings on any nonqualified compensation. The above-market rate is determined by using the amount above 120% of the Federal long-term rate. For 2013, the interest rate paid was 8.00%, and the above-market rate was determined to be 3.42%.

The following table shows the aggregate number of stock awards and option awards outstanding for each non-employee Director as of December 31, 2013.

	Aggregate Stock	Aggregate Option	Grant Date Fair Value of
	Awards Outstanding	Awards	Stock and Option Awards
	as of 12/31/13	Outstanding as of	Made during 2013
Name	(#)	12/31/13 (#)	($)

Dante W. Ghidinelli	—	21,460	$74,856
Kevin D. Hartwick	—	21,460	$74,856
Patrick W. Kilkenny	—	17,500	$74,856
Roger B. Kohlmeier	—	20,740	$74,856
Timothy R. Magill	—	17,500	$74,856
Martin A. Mariani	—	20,740	$74,856
Dolores M. Vellutini	—	21,460	$74,856
J.M. Wells, Jr.	—	20,760	$74,856

STOCK OPTION PLANS

North Valley Bancorp 1998 Employee Stock Incentive Plan

The North Valley Bancorp 1998 Employee Stock Incentive Plan (the “Stock Incentive Plan”) was adopted by the Board of Directors in February 1998 and approved by the shareholders of the Company at the 1998 Annual Meeting. The Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options or non-statutory stock options to key employees) and also provides for the award of shares of Common Stock to outside Directors. The shares of Common Stock authorized to be awarded as options under the Stock Incentive Plan consist of 120,000 shares increased in an amount equal to 2% of shares outstanding each year, commencing January 1, 1999. The Stock Incentive Plan defines “key employee” as a common-law employee of the Company, its parent or any subsidiary of the Company, an “outside Director,” or a consultant or advisor who provides services to the Company, its parent or any subsidiary of the Company. For purposes of the Stock Incentive Plan, an “outside Director” is defined as a member of the Board who is not a common-law employee of the Company, its parent or any subsidiary of the Company.

Pursuant to the Stock Incentive Plan, as of April 1, 2014, there were outstanding options to purchase 47,718 shares of Company Common Stock. As provided in the Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008.

The Stock Incentive Plan is administered by a committee of the Board of Directors. As of April 1, 2014, the Committee members are Dante W. Ghidinelli, Kevin D. Hartwick, Patrick W. Kilkenny, Roger B. Kohlmeier, and Dolores M. Vellutini. The Committee must have a membership composition which enables the Stock Incentive Plan to qualify under SEC Rule 16b-3 with regard to the grant of options or other rights under the Stock Incentive Plan to persons who are subject to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Subject to the requirements of applicable law, the Committee may designate persons other than members of the Committee to carry out its responsibilities and may prescribe such conditions and limitations as it may deem appropriate, except that the Committee may not delegate its authority with regard to the selection for participation of or the granting of options or determining awards or other rights under the Stock Incentive Plan to persons subject to Section 16 of the Exchange Act.

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

North Valley Bancorp 2008 Stock Incentive Plan

The North Valley Bancorp 2008 Stock Incentive Plan (the “2008 Stock Incentive Plan”) was adopted by the Board of Directors in February 2008 and approved by the shareholders of the Company at the 2008 Annual Meeting. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of incentive stock options or non-statutory stock options. The 2008 Stock Incentive Plan also provides for the grant to outside Directors, and to consultants and advisers to the Company, of stock options, all of which must be non-statutory stock options. The shares of Common Stock authorized to be awarded as options under the 2008 Stock Incentive Plan consist of 549,995 shares and shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted in the fourth quarter in 2008 the vesting period is five years. The 2008 Stock Incentive Plan defines “key employee” as a common-law employee of the Company, its parent or any subsidiary of the Company, an “outside Director,” or a consultant or advisor who provides services to the Company, its parent or any subsidiary of the Company. For purposes of the 2008 Stock Incentive Plan, an “outside Director” is defined as a member of the Board who is not a common-law employee of the Company, its parent or any subsidiary of the Company.

Pursuant to the 2008 Stock Incentive Plan, as of April 1, 2014, there were outstanding options to purchase 302,780 shares of Company Common Stock.

The 2008 Stock Incentive Plan is administered by a committee of the Board of Directors. As of April 1, 2014, the Committee members are Dante W. Ghidinelli, Kevin D. Hartwick, Patrick W. Kilkenny, Roger B. Kohlmeier, and Dolores M. Vellutini. The Committee must have a membership composition which enables the Stock Incentive Plan to qualify under SEC Rule 16b-3 with regard to the grant of options or other rights under the Stock Incentive Plan to persons who are subject to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Subject to the requirements of applicable law, the Committee may designate persons other than members of the Committee to carry out its responsibilities and may prescribe such conditions and limitations as it may deem appropriate, except that the Committee may not delegate its authority with regard to the selection for participation of or the granting of options or determining awards or other rights under the Stock Incentive Plan to persons subject to Section 16 of the Exchange Act.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners

As of February 14, 2014, no person known to the Company (based on Schedule 13G statements filed with the Securities and Exchange Commission) was the beneficial owner of more than five percent (5%) of the outstanding shares of the Company’s Common Stock, except as indicated below:

		Number of
		Shares
		Beneficially	Percent of
Name and Address	Title of Class	Owned	Class

Thomson, Horstmann and Bryant, Inc.	Common	635,906	9.30%
501 Merritt 7
Norwalk, CT 06851(1)

Basswood Capital Management LLC	Common	615,373	9.00%
645 Madison Avenue 10th Floor
New York, New York 10022(2)

Sander O’Neill Asset Management, LLC	Common	607,700	8.89%
150 East 52nd Street, 30th Floor
New York, New York 10022(3)

Ithan Creek Master Investors (Cayman) L.P.	Common	597,332	8.74%
c/o Wellington Management Company, LLP
280 Congress Street
Boston, Massachusetts 02210(4)

Castine Captial Management, LLC	Common	571,075	8.35%
One International Place, Suite 2401
Boston, Massachusetts 02210(5)

Fidelity Puritan Trust: Fidelity Low-Priced Stock Fund	Common	425,000	6.22%
c/o Fidelity Management & Research Company
245 Summer Street
Boston, Massachusetts 021210(6)

Heartland Value Fund	Common	400,000	5.85%
c/o Heartland Advisors, Inc.
789 North Water Street, Suite 500
Milwaukee, Wisconsin 53202(7)

(1)	Information is based on a Schedule 13G filed by Thomson Horstmann & Bryant, Inc. on February 6, 2014. Thomson Horstmann & Bryant, Inc., by reason of its position as investment advisor, may be deemed to beneficially own 635,906 shares of Common Stock representing approximately 9.29% of the shares of Common Stock Outstanding.

(2)	Information is based on a Schedule 13G filed by Basswood Capital Management, LLC, Matthew Lindenbaum and Bennett Lindenbaum on February 12, 2014. Each of Basswood Capital Management, LLC, by reason of its position as investment advisor, and Matthew Lindenbaum and Bennett Lindenbaum as the managing members of such investment advisor, may be deemed to beneficially own 615,373 shares of Common Stock representing approximately 9.00% of the shares of Common Stock outstanding.

(3)	Information is based on a Schedule 13G/A filed by Sandler O’Neill Asset Management, LLC, SOAM Holdings, LLC, Malta Hedge Fund II, L.P. and their Managing Member, Terry Maltese, on February 12, 2014. Each of Sandler O’Neill Asset Management, LLC, by reason of its position as Investment Advisor, and Terry Maltese, by reason of his position as Managing Member of Sandler O’Neill Asset Management, LLC, may be deemed to beneficially own 607,700 shares of Common Stock representing approximately 8.89% of the shares of Common Stock outstanding.

(4)	Information is based on a Schedule 13G/A filed by Ithan Creek Master Investors (Cayman) L.P., a Cayman Islands limited partnership (“Ithan Creek”), and Ithan Creek’s sole general partner, Wellington Hedge Management, LLC, on February 14, 2014. Ithan Creek and Wellington Hedge Management, LLC may be deemed to beneficially own 597,332 shares of Common Stock, representing approximately 8.74% of the shares of Common Stock outstanding, based on shared power to vote and dispose of the shares. Information is also based on a separate Schedule 13G/A filed by Wellington Management Company, LLP, an investment adviser registered under the Investment Advisers Act of 1940, on February 14, 2014, stating that Wellington Management Company, LLP, in its capacity as investment adviser, may be deemed to beneficially own 597,332 shares of Common Stock held of record by its investment advisory clients (representing approximately 8.74% of the shares of Common Stock outstanding). This Schedule 13G/A further states that no such client, except for Ithan Creek, is known by Wellington Management Company, LLP to have ownership interests in more than 5% of the Common Stock.

(5)	Information is based on a Schedule 13G/A filed by Castine Capital Management, LLC, Castine Partners II, LP, and their Managing Member, Paul Magidson, on February 14, 2014. Each of Castine Capital Management, LLC, by reason of its position as Investment Advisor, and Paul Magidson, by reason of his position as Managing Member of Castine Capital Management, LLC and Castine Partners II, may be deemed to beneficially own 571,075 shares of Common Stock representing approximately 8.35% of the shares of Common Stock outstanding.

(6)	Information is based on a Schedule 13G/A filed by FMR LLC and its direct and indirect subsidiaries, Edward C. Johnson 3d, Fidelity Management & Research Company and Fidelity Low-Priced Stock Fund on February 14, 2014. Fidelity Low-Priced Stock Fund, an investment company registered under the Investment Company Act of 1940, owned 425,000 shares of Common Stock representing approximately 6.22% of the shares of Common Stock outstanding. Also, Fidelity Management & Research Company, a wholly owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is beneficial owner of said shares as a result of acting as investment adviser to various investment companies registered under the Investment Company Act of 1940. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson, 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with each Board of Trustees.

(7)	Information is based on a Schedule 13G/A filed by Heartland Advisors, Inc. and William J. Nasgovitz on February 6, 2014, with respect to 400,000 shares of Common Stock, representing approximately 5.90% of the shares of Common Stock outstanding, held by the Heartland Value Fund. The Schedule 13G states as follows: The Heartland Value Fund is a mutual fund series of the Heartland Group, Inc., an investment company registered under the Investment Company Act of 1940, as amended. Heartland Advisors, Inc. serves as the Investment advisor to the Heartland Value Fund and Heartland Advisors, Inc. is indirectly controlled by its President, William J. Nasgovitz. By reason of their relationships with the Heartland Value Fund, Heartland Advisors, Inc. and Mr. Nasgovitz may be deemed to share voting and/or dispositive power over the shares of Common Stock held by the Heartland Value Fund. Mr. Nasgovitz disclaims beneficial ownership of these shares.

Stock Ownership of Directors and Executive Officers

The following table sets forth certain information regarding ownership of the Company’s Common Stock with respect to each current Director of the Company and North Valley Bank, and each current Executive Officer named in the “Summary Compensation Table” on page 10, as well as for all Directors and Executive Officers of the Company and North Valley Bank as a group. All of the shares of Common Stock of the Company shown in the following table are owned both of record and beneficially, except as indicated in the notes to the table, as of April 1, 2014. The table should be read with the understanding that more than one person may be the beneficial owner or possess certain attributes of beneficial ownership with respect to the same securities. Therefore, careful attention should be given to the footnote references set forth in the column “Percent of Class”.

		Beneficial	Percent of
Beneficial Owner	Position	Ownership(1)	Class(2)

Michael J. Cushman(5)	President and Chief Executive Officer	82,176	1.20%
	and Director,
	North Valley Bancorp
	North Valley Bank
Dante W. Ghidinelli(6)	Director,	34,830	*
	North Valley Bancorp
	North Valley Bank
Leo J. Graham(5)	General Counsel and Corporate	17,091	*
	Secretary,
	North Valley Bancorp
	North Valley Bank
Kevin D. Hartwick(7)	Director,	53,618	*
	North Valley Bancorp
	North Valley Bank
Patrick W. Kilkenny	Director,	7,450	*
	North Valley Bancorp
	North Valley Bank
Roger B. Kohlmeier	Director,	23,478	*
	North Valley Bancorp
	North Valley Bank
Gary S. Litzsinger(5)	Executive Vice President and Chief	10,862	*
	Risk Officer,
	North Valley Bancorp
	North Valley Bank
Scott R. Louis(5)	Executive Vice President and Chief	27,604	*
	Operating Officer,
	North Valley Bancorp
	North Valley Bank
Timothy R. Magill	Director,	30,341	*
	North Valley Bancorp
	North Valley Bank
Martin A. Mariani(8)	Director,	30,801	*
	North Valley Bancorp
	North Valley Bank
Roger D. Nash(5)	Executive Vice President and Chief	45,754	*
	Credit Officer,
	North Valley Bancorp
	North Valley Bank
Dolores M. Vellutini(9)	Director,	40,596	*
	North Valley Bancorp
	North Valley Bank
Kevin R. Watson(5)	Executive Vice President and Chief	17,924	*
	Financial Officer,
	North Valley Bancorp
	North Valley Bank
J.M. (“Mike”) Wells, Jr.(10)	Chairman,	37,304	*
	North Valley Bancorp
	North Valley Bank
All Directors and Executive		459,829	6.58%
Officers as a group (14 persons) (1) (11) (12) (13)

(1)	Includes shares beneficially owned, directly and indirectly, together with associates. Subject to applicable community property laws and shared voting and investment power with a spouse, sole investment and voting power is held by the beneficial owner of all shares unless noted otherwise. Includes stock options granted pursuant to the North Valley Bancorp 1998 Employee Stock Incentive Plan and the North Valley Bancorp 2008 Stock Incentive Plan with: 35,523 shares exercisable within 60 days of April 1, 2014, by Mr. Cushman; 9,460 shares exercisable within 60 days of April 1, 2014, by Mr. Ghidinelli; 12,300 shares exercisable within 60 days of April 1, 2014, by Mr. Graham; 9,460 shares exercisable within 60 days of April 1, 2014, by Mr. Hartwick; 5,500 shares exercisable within 60 days of April 1, 2014, by Mr. Kilkenny; 8,740 shares exercisable within 60 days of April 1, 2014, by Mr. Kohlmeier; 9,102 shares exercisable within 60 days of April 1, 2014, by Mr. Litzsinger; 8,917 shares exercisable within 60 days of April 1, 2014, by Mr. Louis; 5,500 shares exercisable within 60 days of April 1, 2014, by Mr. Magill; 8,740 shares exercisable within 60 days of April 1, 2014, by Mr. Mariani; 10,942 shares exercisable within 60 days of April 1, 2014, by Mr. Nash; 9,460 shares exercisable within 60 days of April 1, 2014, by Ms. Vellutini; 12,394 shares exercisable within 60 days of April 1, 2014, by Mr. Watson; and 8,760 shares exercisable within 60 days of April 1, 2014, by Mr. Wells. Includes shares allocated under the North Valley Bancorp Employee Stock Ownership Plan through December 31, 2013, with: 1,251 shares allocated to Mr. Cushman, 628 shares allocated to Mr. Graham, 407 shares allocated to Mr. Litzsinger, 521 shares allocated to Mr. Louis, 479 shares allocated to Mr. Nash and 529 shares allocated to Mr. Watson.

(2)	Includes stock options exercisable within 60 days of April 1, 2014, as indicated in footnote 1. Percentages are based on 6,836,463 shares outstanding. An “*” indicates less than one percent.

(3)	Intentionally omitted.

(4)	Intentionally omitted.

(5)	Michael J. Cushman is President and Chief Executive Officer of North Valley Bancorp and North Valley Bank; Kevin R. Watson is Executive Vice President and Chief Financial Officer of North Valley Bancorp and North Valley Bank; Scott R. Louis is Executive Vice President and Chief Operating Officer of North Valley Bancorp and North Valley Bank; Roger D. Nash is Executive Vice President and Chief Credit Officer of North Valley Bancorp and North Valley Bank; Gary S. Litzsinger is Executive Vice President and Chief Risk Officer of North Valley Bancorp and North Valley Bank; Leo J. Graham is General Counsel and Corporate Secretary of North Valley Bancorp and North Valley Bank (collectively, the “Executive Officers”).

(6)	Includes 4,172 shares held by Mr. Ghidinelli as Trustee for the Balma Grandchildren Trust.

(7)	Includes 84 shares held in custodian accounts for Mr. Hartwick’s children.

(8)	Includes 7,669 shares held by Mr. Mariani’s children and as to which Mr. Mariani disclaims beneficial ownership.

(9)	Includes 302 shares held by Ms. Vellutini’s spouse and 3,792 shares held by Ms. Vellutini’s son and as to which Ms. Vellutini disclaims beneficial ownership.

(10)	Includes 26,584 shares held by The Wells Family Trust, of which Mr. Wells is Trustee. Includes 650 shares held by Mr. Wells’ spouse and as to which Mr. Wells disclaims beneficial ownership. Includes 1,310 shares held by the Estate of Jean M. Wells, of which Mr. Wells is the Executor.

(11)	This group includes all current Executive Officers and Directors of the Company and its subsidiary, North Valley Bank.

(12)	See footnotes 6, 7, 8, 9, 10, and 11. Includes 154,798 shares subject to options exercisable within 60 days of April 1, 2014, by Messrs. Cushman, Ghidinelli, Graham, Hartwick, Kohlmeier, Litzsinger, Louis, Mariani, Nash, Vellutini, Watson and Wells under the North Valley Bancorp 1998 Employee Stock Incentive Plan and the North Valley Bancorp 2008 Stock Incentive Plan. Also includes 3,815 shares allocated under the North Valley Bancorp Employee Stock Ownership Plan through December 31, 2013, to Messrs. Cushman, Graham, Litzsinger, Louis, Nash, and Watson.

(13)	In calculating the percentage of ownership, all shares which the identified person has the right to acquire by the exercise of options are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.
25

Proposed Merger

As announced by the Company on January 21, 2014, and reported on the Company’s Current Report on Form 8-K, filed with the Commission on January 22, 2014 (the “Current Report”), the Company has entered into an Agreement and Plan of Merger and Reorganization dated January 21, 2014 (the “Merger Agreement”), pursuant to which the Company will merge with and into TriCo Bancshares, a California corporation (“TriCo”), with TriCo being the surviving corporation. A copy of the Merger Agreement (together with certain other information regarding the proposed merger) is provided in the Current Report.  The transaction is expected to close in the third quarter of 2014, pending approvals of the merger by the shareholders of the Company and TriCo, the receipt of all necessary regulatory approvals, and the satisfaction of other closing conditions which are customary for such transactions. As a result of the Merger Agreement, the Board of Directors of the Company has decided to postpone its 2014 Annual Meeting of Shareholders and, as described in the Current Report, TriCo will file its registration statement on Form S-4 with the SEC containing the joint proxy statement and prospectus which the Company and TriCo intend to send to their respective shareholders seeking shareholder approvals to consummate the transaction. The Board of Directors of the Company has unanimously approved the Merger Agreement and the proposed merger with TriCo and each member of the Board of Directors has entered into a voting agreement with TriCo pursuant to which such director has agreed to vote all of his or her shares of Company common stock in favor of the transaction.

Equity Compensation Plan Information

The following table summarizes information about the options, warrants, and rights and other equity compensation under the Company’s equity plans as of December 31, 2013.

EQUITY COMPENSATION PLANS

	Number of		Number of
	securities to be	Weighted-average	securities
	issued upon the	exercise price of	remaining available
	exercise of	outstanding	for future issuance
	outstanding options,	options, warrants,	under equity
	warrants, and rights	and rights	compensation plans
Plan Category	(#)	($)	(#)

Equity Compensation Plans approved by security holders (1)	354,710	$24.55	241,635

Equity Compensation Plans not approved by security holders	None	N/A	N/A

Total	354,710	$24.55	241,635

(1)	Includes options to purchase shares of Company Common Stock under the following shareholder-approved plans: North Valley Bancorp 1998 Employee Stock Incentive Plan and North Valley Bancorp 2008 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company has a policy that it does not enter into any transactions covered under Item 404 of Regulation S-K with the exception of loans made by North Valley Bank (see “Indebtedness of Management” below).  There have been no transactions, or series of similar transactions, during 2013, or any currently proposed transaction, or series of similar transactions, to which the Company or North Valley Bank was or is to be a party, in which the amount involved exceeded or will exceed $120,000 and in which any Director, Director-Nominee or Executive Officer of the Company or North Valley Bank, or any shareholder owning of record or beneficially 5% or more of North Valley Bancorp Common Stock, or any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest.

Indebtedness of Management

Through its banking subsidiary, North Valley Bank, the Company has had and expects in the future to have banking transactions, including loans and other extensions of credit, in the ordinary course of its business with many of the Company’s Directors, Executive Officers, holders of five percent or more of the Company’s Common Stock and members of the immediate family of any of the foregoing persons, including transactions with companies or organizations of which such persons are directors, officers or controlling shareholders, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated persons. Management believes that in 2013 such loan transactions did not involve more than the normal risk of collectability or present other unfavorable features. All loans and other extensions of credit made by North Valley Bank to the Directors and Executive Officers of the Company and North Valley Bank are made in compliance with the applicable restrictions of Section 22 of the Federal Reserve Act and Regulation O of the Board of Governors of the Federal Reserve System.

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

The Board of Directors has determined that a majority of the Board of Directors is comprised of “Independent Directors” within the requirements of SOX, SEC and NASDAQ. The Board of Directors has further determined that Director Michael J. Cushman, who is employed as the President and Chief Executive Officer of the Company, is not independent.

The “Independent Directors” held two (2) regularly scheduled meetings during 2013 (executive sessions) at which only the “Independent Directors” were present.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Crowe Horwath LLP, which served the Company as Independent Registered Public Accounting Firm for the 2013 and 2012 fiscal years, has been recommended by the Audit Committee of the Board of Directors of the Company as the Company’s Independent Registered Public Accounting Firm for the 2014 fiscal year. There have been no disagreements with Crowe Horwath LLP during the fiscal years ended December 31, 2013 and 2012, respectively, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure. Crowe Horwath LLP has no interest, financial or otherwise, in the Company.

The Audit Committee of the Board of Directors of the Company approved each professional service rendered by Crowe Horwath LLP during the 2013 and 2012 fiscal years and considered whether the provision of non-audit services is compatible with maintaining their independence.

During the period covering the fiscal years ended December 31, 2013 and 2012, Crowe Horwath LLP performed the professional services described below. No other services were provided in 2013 and 2012.

Description	2013	2012

Audit Fees (1)	$293,000	$284,000
Audit-Related Fees (2)	$29,500	$29,500
Tax Fees (3)	$53,100	$37,400
All Other Fees	$—	$—

1.	Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements, review of consolidated financial statements included in the Company’s quarterly reports and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

2.	Audit-related fees represent fees for professional services in connection with the audit of the Company’s 401(k) Plan.

3.	Tax services consist of compliance fees for the preparation of tax returns and tax payment-planning services. Tax services also include fees relating to other tax advice, tax consulting and planning other than for tax compliance and preparation.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee consists of the following members of the Company’s Board of Directors: Dante W. Ghidinelli (Chairman), Kevin D. Hartwick, Patrick W. Kilkenny, Roger B. Kohlmeier, and Dolores M. Vellutini. All members of the Committee are independent as defined under SOX, the SEC Regulations and NASDAQ listing standards. Both Chairman Dante W. Ghidinelli and Mr. Kevin D. Hartwick have been, as a result of their accounting backgrounds determined to be qualified as an Audit Committee Financial Expert as defined under SOX, SEC rules and regulations and NASDAQ listing standards. The Committee operates under a written Charter adopted by the Board of Directors, which can be found at http://novb.com. The Audit Committee, in addition to its other functions, recommends to the Board of Directors, subject to shareholder ratification, the selection of the Company’s independent registered public accounting firm.

Management is responsible for the Company’s internal controls and the financial reporting process. The independent registered public accounting firm is responsible for performing an independent audit of the Company’s consolidated financial statements accordance with the standards of the Public Company Accounting Oversight Board (United States) and generally accepted accounting principles and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes.

The Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, internal control and financial reporting practices of the Company. The Committee’s primary responsibilities include the following: (1) serve as an independent and objective party to monitor the Company’s financial reporting process and internal control system; (2) retention of the Company’s independent registered public accounting firm and review and evaluation of their audit efforts along with those of the internal audit department; (3) evaluate the Company’s quarterly financial performance as well as its compliance with laws and regulations; (4) oversee management’s establishment and enforcement of financial policies and business practices; and (5) facilitate communication among the independent registered public accounting firm, financial and senior management, counsel, the internal audit department and the Board of Directors.

The Audit Committee has been updated quarterly on management’s process to assess the adequacy of the Company’s system of internal control over financial reporting, the framework used to make the assessment and management’s conclusions on the effectiveness of the Company’s internal control over financial reporting. The Audit Committee has also discussed with the independent registered public accounting firm the Company’s internal control assessment process, management’s assessment with respect thereto and the independent registered public accounting firm’s consideration of the Company’s system of internal control over financial reporting as a basis for designing audit procedures, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.

It is not the duty or the responsibility of the Committee to conduct auditing or accounting reviews. Therefore, the Committee has relied, without further independent verification, on management’s representation that the financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States of America and on the representations of the independent registered public accounting firm included in their report on the Company’s financial statements. Furthermore, the Committee’s discussions with management do not provide the Committee with any other independent basis to determine or assure that the Company’s financial statements are presented in accordance with generally accepted accounting principles or that the audit of the Company’s financial statements has been carried out in accordance with generally accepted auditing standards.

The Audit Committee has reviewed and discussed the audited financial statements of the Company for the fiscal year ended December 31, 2013 with management and Crowe Horwath LLP, the Company’s independent registered public accounting firm.  The Audit Committee has also discussed with Crowe Horwath LLP, the matters required to be discussed by Statement on Auditing Standards No. 16 (Communications with Audit Committees) as may be modified or supplemented.  The Audit Committee has also received the written disclosures and the letter from Crowe Horwath LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent public accountants’ communications with the Audit Committee concerning independence and the Audit Committee has discussed the independence of Crowe Horwath LLP with that firm.

The Committee has recommended to the Board of Directors that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for filing with the Securities and Exchange Commission and has recommended ratification of Crowe Horwath LLP as the Independent Registered Public Accounting Firm for the Company for the fiscal year 2014.

Submitted by:
Dante W. Ghidinelli (Chairman) Kevin D. Hartwick
Patrick W. Kilkenny Roger B. Kohlmeier
Dolores M. Vellutini

NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF THE COMPANY’S PREVIOUS OR FUTURE FILINGS UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 THAT MIGHT INCORPORATE THIS PROXY STATEMENT OR FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN WHOLE OR IN PART, THE ABOVE REPORT SHALL NOT BE DEEMED TO BE INCORPORATED BY REFERENCE INTO ANY SUCH FILING.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Name

31.1	Section 302 Certification (Chief Executive Officer)

31.2	Section 302 Certificate (Chief Financial Officer)

32	Sections 960 and 1350 Certifications

3(f)	Amended and Restated By-Laws of North Valley Bancorp as of January 26, 2012

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

DATE: April 18, 2014
30

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE	TITLE	DATE

/s/ J. M. Wells, Jr.	Director	April 18, 2014
J. M. Wells, Jr.

/s/ Michael J. Cushman	Director, President and Chief Executive Officer	April 18, 2014
Michael J. Cushman	(Principal Executive Officer)

/s/ Dan W. Ghidinelli	Director	April 18, 2014
Dan W. Ghidinelli

/s/ Kevin D. Hartwick	Director	April 18, 2014
Kevin D. Hartwick

/s/ Patrick W. Kilkenny	Director	April 18, 2014
Patrick W. Kilkenny

/s/ Roger B. Kohlmeier	Director	April 18, 2014
Roger B. Kohlmeier

/s/ Timothy R. Magill	Director	April 18, 2014
Timothy R. Magill

/s/ Martin A. Mariani	Director	April 18, 2014
Martin A. Mariani

/s/ Dolores M. Vellutini	Director	April 18, 2014
Dolores M. Vellutini

/s/ Kevin R. Watson	Executive Vice President and Chief Financial	April 18, 2014
Kevin R. Watson	Officer (Principal Financial Officer & Principal
Accounting Officer)
31