Form 10-Q
period 2014-03-31
NORTH VALLEY BANCORP
filed 2014-05-12
CIK 353191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2014.

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

Common Stock – 6,836,463 shares as of May 8, 2014.

INDEX

NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$22,718	$19,348
Federal funds sold	44,750	38,135
Total cash and cash equivalents	67,468	57,483

Interest-bearing deposits in other financial institutions	2,226	2,226
Investment securities available-for-sale, at fair value	273,143	279,479
Investment securities held-to-maturity, at amortized cost	2	2

Loans	508,056	509,244
Less: Allowance for loan losses	(9,058)	(9,301)
Net loans	498,998	499,943

Premises and equipment, net	7,583	7,833
Accrued interest receivable	2,099	2,124
Other real estate owned	2,633	3,454
FHLB and FRB stock and other nonmarketable securities	8,408	8,402
Bank-owned life insurance	37,476	37,209
Core deposit intangibles, net	73	109
Other assets	18,863	19,500

TOTAL ASSETS	$918,972	$917,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest bearing	$176,951	$184,971
Interest bearing	608,866	602,878
Total deposits	785,817	787,849

Accrued interest payable and other liabilities	15,893	14,835
Subordinated debentures	21,651	21,651
Total liabilities	823,361	824,335

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; no shares outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, no par value: authorized 60,000,000 shares; outstanding 6,836,463 at March 31, 2014 and December 31, 2013	98,922	98,824
Retained earnings (accumulated deficit)	544	(375)
Accumulated other comprehensive loss, net of tax	(3,855)	(5,020)
Total stockholders’ equity	95,611	93,429

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$918,972	$917,764

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2014	2013
INTEREST INCOME:
Interest and fees on loans	$6,395	$6,366
Interest on investments:
Taxable interest income	1,639	1,376
Nontaxable interest income	59	107
Interest on federal funds sold and repurchase agreements	26	19
Total interest income	8,119	7,868

INTEREST EXPENSE:
Deposits	226	299
Subordinated debentures	131	133
Total interest expense	357	432

Net interest income	7,762	7,436
Provision for loan losses	—	—
Net interest income after provision for loan losses	7,762	7,436

NONINTEREST INCOME:
Service charges on deposit accounts	698	952
Other fees and charges	1,012	1,120
Earnings on cash surrender value of life insurance policies	347	463
Gain on sale of loans, net	229	925
Gain on sales and calls of securities, net	—	543
Other	144	326
Total noninterest income	2,430	4,329

NONINTEREST EXPENSE:
Salaries and employee benefits	5,023	5,162
Occupancy expense	623	633
Furniture and equipment expense	216	220
FDIC and state assessments	141	218
Other real estate owned expense	10	376
Other	2,743	3,279
Total noninterest expenses	8,756	9,888

Income before provision for income taxes	1,436	1,877

Provision for income taxes	517	616

Net income	$919	$1,261

Per Common Share Amounts
Basic and Diluted Income Per Common Share	$0.13	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	For three months ended March 31,
	2014	2013

Net income	$919	$1,261
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	2,012	(647)
Tax effect	(825)	265
Reclassification adjustment for gains included in gain on sales or calls of securities, net	—	(543)
Provision for income taxes	—	223
Net of tax	1,187	(702)
Defined benefit pension plans:
Net (losses) gains arising during the period	(96)	168
Tax effect	39	(69)
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits	60	74
Benefit for income taxes	(25)	(30)
Net of tax	(22)	143
Total other comprehensive income (loss)	1,165	(559)
Comprehensive income	$2,084	$702

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	For three months ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$919	$1,261
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	252	254
Amortization of premium on securities, net	291	446
Amortization of core deposit intangible	36	36
Provision for loan losses	—	—
Net (gains) losses on sale and write-down of other real estate owned	(175)	234
Gain on sale of loans	(229)	(925)
Gain on sale and calls of securities	—	(543)
Gain on sale of premises and equipment	—	(7)
Stock based compensation expense	98	83
Effect of changes in:
Accrued interest receivable	25	35
Other assets	(440)	(931)
Accrued interest payable and other liabilities	1,022	996
Proceeds from sales of loans originated for sale	6,358	27,999
Loans originated for sale	(6,869)	(29,397)
Net cash provided by (used in) operating activities	1,288	(459)

Cash flows from investing activities
Purchases of available-for-sale securities	—	(37,800)
Proceeds from sales/calls of available-for-sale securities	830	17,085
Proceeds from maturities/prepayments of available-for-sale securities	7,226	21,716
Purchases of FHLB and FRB stock and other securities	(6)	—
Net decrease in loans	454	4,519
Proceeds from sales of other real estate owned	2,227	939
Proceeds from sales of premises and equipment	—	11
Purchases of premises and equipment	(2)	(55)
Net cash provided by investing activities	10,729	6,415

Cash flows from financing activities
Net (decrease) increase in deposits	(2,032)	7,340
Net cash (used in) provided by financing activities	(2,032)	7,340

Net increase in cash and cash equivalents	9,985	13,296
Cash and cash equivalents, beginning of year	57,483	38,519
Cash and cash equivalents, end of year	$67,468	$51,815

Supplemental cash flow information:
Interest paid	$358	$447
Income taxes paid	$—	$—

Supplemental noncash disclosures:
Transfer from loans to other real estate owned	$1,231	$602

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2014.

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

As announced by the Company on January 21, 2014 and reported in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2014 (the "Current Report"), the Company has entered into an Agreement and Plan of Merger and Reorganization dated January 21, 2014 (the "Merger Agreement"), pursuant to which the Company would merge with and into TriCo Bancshares, a California corporation ("TriCo"), with TriCo being the surviving corporation. Immediately thereafter, the Company's subsidiary bank, North Valley Bank, would be merged with and into TriCo's subsidiary bank, Tri Counties Bank. Under the terms of the Merger Agreement, the Company shareholders would receive a fixed exchange ratio of 0.9433 shares of TriCo common stock for each share of Company common stock. Holders of the Company's outstanding in-the-money stock options would receive cash, net of applicable taxes withheld, for the value of their unexercised stock options. The transactions contemplated by the Merger Agreement are expected to close in the third quarter of 2014, pending approvals of the Company shareholders and the TriCo shareholders, the receipt of all necessary regulatory approvals, and the satisfaction of other closing conditions which are customary for such transactions. For additional information, reference should be made to the text of the Agreement and Plan of Merger and Reorganization, filed as an exhibit to the Current Report, and to other information regarding TriCo and the Company, their respective businesses and the status of their proposed merger, as reported from time to time in other filings with the Securities and Exchange Commission.

2. INVESTMENT SECURITIES

The amortized cost of investment securities and their estimated fair value as of the dates indicated were as follows (in thousands):

	As of March 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$19,669	$—	$(1,132)	$18,537
Obligations of state and political subdivisions	4,427	134	(18)	4,543
Government sponsored agency mortgage-backed securities	244,364	2,862	(4,972)	242,254
Corporate debt securities	6,000	—	(1,140)	4,860
Equity securities	3,000	—	(51)	2,949
Total available-for-sale	$277,460	$2,996	$(7,313)	$273,143
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$2	$—	$—	$2

	As of December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$19,669	$—	$(1,471)	$18,198
Obligations of state and political subdivisions	5,216	151	(50)	5,317
Government sponsored agency mortgage-backed securities	251,923	2,528	(6,174)	248,277
Corporate debt securities	6,000	—	(1,245)	4,755
Equity securities	3,000	—	(68)	2,932
Total available-for-sale	$285,808	$2,679	$(9,008)	$279,479
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$2	$—	$—	$2

Net unrealized losses on available-for-sale securities totaling ($4,317,000) and ($6,329,000) were recorded, net of ($1,770,000) and ($2,595,000) in tax benefits, as accumulated other comprehensive loss within stockholders’ equity at March 31, 2014 and December 31, 2013, respectively. All government sponsored agency mortgage-backed securities are residential mortgages for the periods ended March 31, 2014 and December 31, 2013.

For the three months ended March 31, 2014 there were no gross realized gains on sales or calls of available for sale securities. For the three months ended March 31, 2013 there were $543,000 in gross realized gains on sales or calls of available for sale securities. For the three months ended March 31, 2014 and 2013 there were no gross realized losses on sales or calls of securities categorized as available for sale securities. For the three months ended March 31, 2014 and 2013 there were $830,000 and $17,085,000, respectively, in gross proceeds from sales or calls of available for sale securities. There were no sales or transfers of held to maturity securities for the three months ended March 31, 2014 and 2013. For the three months ended March 31, 2014 and 2013 there were no gross proceeds from maturities and calls of held to maturity securities. Expected maturities of all investment securities are consistent with those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

At March 31, 2014 and December 31, 2013, securities having fair value amounts of approximately $265,554,000 and $272,092,000, respectively, were pledged to secure public deposits, short-term borrowings, treasury tax and loan balances and for other purposes required by law or contract.

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

	As of March 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities
Obligations of U.S. government sponsored agencies	$18,537	$(1,132)	$—	$—	$18,537	$(1,132)
Obligations of state and political subdivisions	671	(18)	—	—	671	(18)
Government sponsored agency mortgage-backed securities	137,062	(4,177)	17,021	(795)	154,083	(4,972)
Corporate debt securities	—	—	4,860	(1,140)	4,860	(1,140)
Equity securities	2,949	(51)	—	—	2,949	(51)
Total impaired securities	$159,219	$(5,378)	$21,881	$(1,935)	$181,100	$(7,313)

	As of December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities
Obligations of U.S. government sponsored agencies	$18,198	$(1,471)	$—	$—	$18,198	$(1,471)
Obligations of state and political subdivisions	1,145	(50)	—	—	1,145	(50)
Government sponsored agency mortgage-backed securities	156,421	(5,163)	17,296	(1,011)	173,717	(6,174)
Corporate debt securities	—	—	4,755	(1,245)	4,755	(1,245)
Equity securities	2,932	(68)	—	—	2,932	(68)
Total impaired securities	$178,696	$(6,752)	$22,051	$(2,256)	$200,747	$(9,008)

As of March 31, 2014 and December 31, 2013, there were two corporate debt securities in a loss position for twelve months or more. There is a current active market for these securities and management believes that the unrealized losses on the Company’s investment in these corporate debt securities is due to the yield of the securities and is not attributable to changes in credit quality. The two corporate debt securities are each a $3,000,000 single-issuer trust preferred security issued by two separate large publicly-traded financial institutions. The securities are tied to the front-end of the yield curve, three-month LIBOR (a short-term interest rate) and have a spread over that rate. In addition, the payments on both of these securities have been made as agreed and are considered current. The Company does not intend to sell and does not believe it will be required to sell these securities and expects a full recovery of value. The Company did not consider these investments to be other-than-temporarily impaired at March 31, 2014 or December 31, 2013.

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

Major classifications of loans as of the dates indicated were as follows (in thousands):

	March 31,	December 31,
	2014	2013
Commercial	$50,040	$47,526
Real estate - commercial	324,759	326,631
Real estate - construction	26,267	27,472
Real estate - mortgage	62,936	63,120
Installment	4,949	5,376
Other	39,352	39,311
Gross loans	508,303	509,436
Deferred loan (fees) costs, net	(247)	(192)
Allowance for loan losses	(9,058)	(9,301)
Loans, net	$498,998	$499,943

Salaries and employee benefits totaling $157,000 and $275,000 have been deferred as loan origination costs for the three month periods ended March 31, 2014 and 2013, respectively.

Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB. Pledged loans totaled $143,180,000 and $106,380,000 at March 31, 2014 and 2013.

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated (in thousands):

	As of March 31, 2014			As of December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no allocated allowance
Commercial	$98	$101	$—	$458	$481	$—
Real estate - commercial	3,747	3,885	—	4,193	4,284	—
Real estate - construction	429	444	—	435	449	—
Real estate - mortgage	1,616	1,658	—	919	948	—
Installment	84	104	—	96	115	—
Other	273	291	—	374	397	—
Subtotal	6,247	6,483	—	6,475	6,674	—

With allocated allowance
Commercial	162	166	104	240	240	150
Real estate - commercial	113	113	6	113	113	28
Real estate - mortgage	414	414	2	416	416	50
Subtotal	689	693	112	769	769	228
Total Impaired Loans	$6,936	$7,176	$112	$7,244	$7,443	$228

The following table presents the average balance related to impaired loans for the periods indicated (in thousands):

	Three Months ended March 31,
	2014		2013
	Average Book	Interest Income	Average Book	Interest Income
	Balance	Recognized	Balance	Recognized

Commercial	$300	$—	$571	$—
Real estate - commercial	4,025	19	5,540	21
Real estate - construction	446	5	916	7
Real estate - mortgage	2,091	12	819	10
Installment	114	1	96	1
Other	293	—	158	—
Total	$7,269	$37	$8,100	$39
10

Nonperforming loans include all such loans that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans are summarized as of the periods indicated as follows (in thousands):

			Loans Past Due Over
	Nonaccrual		89 Days Still Accruing
	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013
Commercial	$260	$698	$—	$—
Real estate - commercial	2,989	3,425	—	—
Real estate - construction	109	110	—	—
Real estate - mortgage	1,116	417	—	—
Installment	57	69	—	—
Other	274	374	—	—
Total	$4,805	$5,093	$—	$—

If interest on nonaccrual loans had been accrued, such income would have approximated $10,000 and $85,000 for the three month periods ended March 31, 2014 and 2013.

At March 31, 2014 there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of March 31, 2014
	Accruing Interest
			Greater than
		30-89 Days	89 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$48,589	$1,191	$—	$260	$50,040
Real estate - commercial	321,721	49	—	2,989	324,759
Real estate - construction	26,158	—	—	109	26,267
Real estate - mortgage	61,307	513	—	1,116	62,936
Installment	4,888	4	—	57	4,949
Other	38,976	102	—	274	39,352
Total	$501,639	$1,859	$—	$4,805	$508,303

	As of December 31, 2013
	Accruing Interest
			Greater than
		30-89 Days	89 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$46,587	$241	$—	$698	$47,526
Real estate - commercial	322,773	433	—	3,425	326,631
Real estate - construction	27,362	—	—	110	27,472
Real estate - mortgage	62,178	525	—	417	63,120
Installment	5,273	34	—	69	5,376
Other	38,594	343	—	374	39,311
Total	$502,767	$1,576	$—	$5,093	$509,436

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

At March 31, 2014, accruing TDRs were $2,131,000 and nonaccrual TDRs were $841,000 compared to accruing TDRs of $2,151,000 and nonaccrual TDRs of $905,000 at December 31, 2013. At March 31, 2014, there were $8,000 in specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. At December 31, 2013, there were $78,000 in specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. There were no commitments to lend additional amounts at March 31, 2014 and December 31, 2013 to customers with outstanding loans classified as troubled debt restructurings. There were no TDRs that subsequently defaulted during the periods ended March 31, 2014 and 2013 for which there was a modification in the preceding twelve months.

The following table presents loans that were modified and recorded as TDRs during the periods indicated below (dollars in thousands):

	For the period ended March 31, 2014			For the period ended December 31, 2013
	Accruing TDRs			Accruing TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Real estate - commercial	—	$—	$—	1	$435	$435
Real estate - mortgage	—	$—	$—	1	$209	$209

	Nonaccrual TDRs			Nonaccrual TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	1	$162	$162	1	$36	$36
Real estate - construction	—	$—	$—	1	$110	$110
Real estate - mortgage	1	$97	$98	1	$113	$113
Other	1	$46	$47	3	$210	$210
12

The following table presents a summary of TDRs by type of concession and by type of loan as of the periods indicated below (dollars in thousands):

	March 31, 2014
Accruing TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Real estate - commercial	5	$—	$193	$678	$871
Real estate-construction	1	$—	$320	$—	$320
Real estate - mortgage	3	$—	$292	$622	$914
Installment	1	$—	$—	$26	$26

Nonaccrual TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Commercial	2	$—	$162	$31	$193
Real estate-construction	1	$—	$110	$—	$110
Real estate - mortgage	2	$97	$—	$110	$207
Installment	2	$—	$—	$57	$57
Other	5	$149	$58	$67	$274

	December 31, 2013
Accruing TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Real estate - commercial	5	$—	$195	$686	$881
Real estate-construction	1	$—	$325	$—	$325
Real estate - mortgage	3	$—	$293	$625	$918
Installment	1	$—	$—	$27	$27

Nonaccrual TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Commercial	2	$—	$—	$391	$391
Real estate-construction	1	$—	$110	$—	$110
Real estate - mortgage	1	$—	$—	$113	$113
Installment	2	$—	$—	$59	$59
Other	4	$104	$60	$68	$232

Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses by portfolio segment (in thousands):

	For the three months ended March 31, 2014
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2013	$876	$5,196	$610	$842	$131	$832	$814	$9,301
Charge-offs	—	(13)	—	(252)	(33)	—		(298)
Recoveries	50	—	—	—	4	1		55
Provisions for loan losses	(132)	(39)	(29)	269	18	(35)	(52)	—
Balance March 31, 2014	$794	$5,144	$581	$859	$120	$798	$762	$9,058

	For the three months ended March 31, 2013
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2012	$843	$6,295	$690	$982	$98	$721	$829	$10,458
Charge-offs	(83)	(437)	(369)	(156)	(11)	—		(1,056)
Recoveries	242	—	2	—	5	—		249
Provisions for loan losses	168	(138)	272	112	(5)	(45)	(364)	—
Balance March 31, 2013	$1,170	$5,720	$595	$938	$87	$676	$465	$9,651
13

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (in thousands):

		Real Estate	Real Estate	Real Estate
March 31, 2014	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$104	$6	$—	$2	$—	$—	$—	$112
Collectively evaluated for impairment	690	5,138	581	857	120	798	762	8,946
Total ending allowance balance	$794	$5,144	$581	$859	$120	$798	$762	$9,058

Loans:
Loans individually evaluated for impairment	$260	$3,860	$429	$2,030	$84	$273		$6,936
Loans collectively evaluated for impairment	49,780	320,899	25,838	60,906	4,865	39,079		501,367
Total ending loans balance	$50,040	$324,759	$26,267	$62,936	$4,949	$39,352		$508,303

		Real Estate	Real Estate	Real Estate
December 31, 2013	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$150	$28	$—	$50	$—	$—	$—	$228
Collectively evaluated for impairment	726	5,168	610	792	131	832	814	9,073
Total ending allowance balance	$876	$5,196	$610	$842	$131	$832	$814	$9,301

Loans:
Loans individually evaluated for impairment	$698	$4,306	$435	$1,335	$96	$374		$7,244
Loans collectively evaluated for impairment	46,828	322,325	27,037	61,785	5,280	38,937		502,192
Total ending loans balance	$47,526	$326,631	$27,472	$63,120	$5,376	$39,311		$509,436

The following table shows the loan portfolio allocated by management’s internal risk ratings (in thousands):

	As of March 31, 2014
	Pass	Special Mention	Substandard	Total
Commercial	$45,352	$3,989	$699	$50,040
Real estate - commercial	313,209	3,089	8,461	324,759
Real estate - construction	25,908	250	109	26,267
Real estate - mortgage	60,850	—	2,086	62,936
Installment	4,872	—	77	4,949
Other	38,757	—	595	39,352
Total	$488,948	$7,328	$12,027	$508,303

	As of December 31, 2013
	Pass	Special Mention	Substandard	Total
Commercial	$45,446	$1,107	$973	$47,526
Real estate - commercial	309,828	6,213	10,590	326,631
Real estate - construction	27,101	261	110	27,472
Real estate - mortgage	61,200	—	1,920	63,120
Installment	5,278	—	98	5,376
Other	38,611	—	700	39,311
Total	$487,464	$7,581	$14,391	$509,436
14

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

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet and was $146,000, as of March 31, 2014 and December 31, 2013.

4. OTHER REAL ESTATE OWNED

The table shows the changes in other real estate owned (OREO) as of the periods indicated as follows (in thousands):

	March 31,	December 31,
	2014	2013
Balance, January 1	$3,454	$22,423
Loans transferred to other real estate owned	1,231	818
Premises transferred to other real estate owned	—	627
Sales of other real estate owned	(2,227)	(17,204)
Gain (loss) on sale or write-down of other real estate owned	175	(3,210)
Balance, end of period	$2,633	$3,454

15

The following table presents the components of OREO expense (in thousands):

	Three months ended March 31,
	2014	2013
Operating expenses	$185	$142
Provision for unrealized losses	—	261
Net gain on sales	(175)	(27)
Total other real estate owned expense	$10	$376

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis (in thousands):

Recurring Basis

	Fair Value Measurements at March 31, 2014 Using:
	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$18,537	$—	$18,537	$—
Obligations of state and political subdivisions	4,543	—	4,543	—
Government sponsored agency mortgage-backed securities	242,254	—	242,254	—
Corporate debt securities	4,860	—	4,860	—
Equity securities	2,949	—	2,949	—
	$273,143	$—	$273,143	$—

	Fair Value Measurements at December 31, 2013 Using:
	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$18,198	$—	$18,198	$—
Obligations of state and political subdivisions	5,317	—	5,317	—
Government sponsored agency mortgage-backed securities	248,277	—	248,277	—
Corporate debt securities	4,755	—	4,755	—
Equity securities	2,932	—	2,932	—
	$279,479	$—	$279,479	$—
16

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the year ended March 31, 2014, there were no transfers between Levels 1 and 2.

There were no liabilities measured at fair value on a recurring basis at March 31, 2014 or 2013.

Nonrecurring Basis

	Total at				Total Losses
	March 31,	Fair Value Measurements Using:			For three months ended March 31,
	2014	Level 1	Level 2	Level 3	2014	2013

Impaired loans:
Commercial	$—	$—	$—	$—	$—	$287
Real estate - commercial	—	—	—	—	—	437
Real estate - construction	—	—	—	—	—	357
Real estate - mortgage	863	—	—	863	217	86
Other	46	—	—	46	34	—
Other real estate owned:
Real estate - commercial	—	—	—	—	—	215
Real estate - construction	—	—	—	—	—	46
Total assets measured at fair value on a nonrecurring basis	$909	$—	$—	$909	$251	$1,428

	Total at
	December 31,	Fair Value Measurements Using:
	2013	Level 1	Level 2	Level 3	Total Losses

Impaired loans:
Commercial	$157	$—	$—	$157	$63
Real estate - commercial	593	—	—	593	239
Real estate - construction	110	—	—	110	71
Real estate - mortgage	291	—	—	291	42
Other	164	—	—	164	71
Other real estate owned:
Real estate - commercial	570	—	—	570	57
Real estate - construction	2,147	—	—	2,147	1,125
Total assets measured at fair value on a nonrecurring basis	$4,032	$—	$—	$4,032	$1,668

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

17

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis (in thousands):

March 31, 2014	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

Impaired loans:
Real estate - mortgage	$863	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Other	$46	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)

December 31, 2013	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

Impaired loans:
Commercial	$157	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Real estate - commercial	$593	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Real estate - construction	$110	Sales comparison approach	Adjustment for differences between the comparable sales	2% to 3% (3%)
Real estate - mortgage	$291	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Other	$164	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Other real estate owned:
Real estate - commercial	$570	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Real estate - construction	$2,147	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 6% (6%)

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

The following assumptions were used as of March 31, 2014 and 2013 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

18

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
19

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

		Fair Value Measurements at
		March 31, 2014 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$22,718	$22,718	$—	$—	$22,718
Federal funds sold	44,750	44,750	—	—	44,750
Time deposits at other financial institutions	2,226	—	2,226	—	2,226
FHLB, FRB and other securities	8,408	—	—	—	N/A
Securities:
Available-for-sale	273,143	—	273,143	—	273,143
Held-to-maturity	2	—	2	—	2
Loans	498,998	—		508,901	508,901
Accrued interest receivable	2,099	—	661	1,438	2,099

FINANCIAL LIABILITIES
Deposits:
Nonmaturity deposits	$642,403	$642,403	$—	$—	$642,403
Time deposits	143,414	—	143,495	—	143,495
Subordinated debentures	21,651	—	—	7,961	7,961
Accrued interest payable	107	2	30	75	107

		Fair Value Measurements at
		December 31, 2013 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$19,348	$19,348	$—	$—	$19,348
Federal funds sold	38,135	38,135	—	—	38,135
Time deposits at other financial institutions	2,226	—	2,226	—	2,226
FHLB, FRB and other securities	8,402	—	—	—	N/A
Securities:
Available-for-sale	279,479	—	279,479	—	279,479
Held-to-maturity	2	—	2	—	2
Loans	499,943	—		510,611	510,611
Accrued interest receivable	2,124	—	692	1,432	2,124

FINANCIAL LIABILITIES
Deposits:
Nonmaturity deposits	$638,112	$638,112	$—	$—	$638,112
Time deposits	149,737	—	149,899	—	149,899
Subordinated debentures	21,651	—	—	7,702	7,702
Accrued interest payable	108	2	29	77	108
20

6. DEPOSITS

The following table summarizes the Company’s deposits by type for the periods indicated below (in thousands):

	March 31,	December 31,
	2014	2013
Noninterest-bearing demand	$176,951	$184,971
Interest-bearing demand	210,207	202,508
Savings and money market	255,245	250,633
Time certificates	143,414	149,737
Total deposits	$785,817	$787,849

7. SUBORDINATED DEBENTURES

The Company owns the common stock of three business trusts that have issued an aggregate of $21.0 million in trust preferred securities that are fully and unconditionally guaranteed by the Company. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated debentures issued by the Company, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures issued by the Company is $21.7 million, with the maturity dates for the respective debentures ranging from 2033 through 2036. Subject to regulatory approval, the Company may redeem the respective junior subordinated debentures earlier than the maturity date, with certain of the debentures being redeemable beginning in April 2008, July 2009 and March 2011.

The obligation to pay interest on the Debentures is cumulative and will continue to accrue, currently at a variable rate of 3.49% on the 2033 Debentures, variable rate of 3.04% on the 2034 Debentures and a variable rate of 1.56% on the 2036 Debentures.  Interest is generally set at variable rates based on the three-month LIBOR, reset and payable quarterly, plus 3.25% for the 2033 Debentures, plus 2.80% for the 2034 Debentures, and plus 1.33% for the 2036 Debentures. At March 31, 2014 and December 31, 2013, the Company had recorded accrued and unpaid interest payments of $75,000 and $77,000, respectively.

The trust preferred securities issued by the trusts are currently included in Tier 1 capital in the amount of $21,000,000 for purposes of determining Leverage, Tier 1 and Total Risk-Based capital ratios for the year ending March 31, 2014 and December 31, 2013.

The following table summarizes the terms of each subordinated debenture issuance (dollars in thousands):

			Fixed or
	Date		Variable	Current	Rate	Redemption	March 31,	December 31,
Series	Issued	Maturity	Rate	Rate	Index	Date	2014	2013
North Valley Capital Trust II	4/10/03	4/24/33	Variable	3.49%	LIBOR + 3.25%	4/24/08	6,186	6,186
North Valley Capital Trust III	5/5/04	4/24/34	Variable	3.04%	LIBOR + 2.80%	7/23/09	5,155	5,155
North Valley Capital Statutory Trust IV	12/29/05	3/15/36	Variable	1.56%	LIBOR + 1.33%	3/15/11	10,310	10,310
							$21,651	$21,651

8. INCOME TAXES

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

21

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. At March 31, 2014 and December 31, 2013, unrecognized tax benefits totaled $519,000.

Net deferred tax assets totaled $14,499,000 and $15,309,000 at March 31, 2014 and December 31, 2013, respectively.

9. PENSION PLAN BENEFITS

The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Total contributions paid were $63,000 for the three months ended March 31, 2014 and 2013. Components of net periodic benefit cost for the Company’s supplemental nonqualified defined benefit plans for the three months ended March 31, 2014 and 2013 are presented in the following table (in thousands):

	Three months ended March 31,
Components of net periodic benefits cost:	2014	2013
Service cost	$169	$170
Interest cost	117	93
Prior service amortization	25	25
Recognized net actuarial loss	35	49
Total components of net periodic cost	$346	$337

	March 31, 2014	December 31, 2013

Total Liability of Pension Plan Benefits	$10,291	$9,973

10. STOCK-BASED COMPENSATION

Stock Option Plans

At March 31, 2014, the Company had two shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan. A total of 734,443 shares were authorized under all plans at March 31, 2014. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. As provided in the 1998 Employee Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. Pursuant to the 1998 Employee Stock Incentive Plan there were outstanding options to purchase 47,718 shares of Common Stock at March 31, 2014. The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs. Under the 2008 Stock Incentive Plan, options may not be granted at a price less than the fair market value at the date of the grant. Under all plans, options may be exercised over a ten year term. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted after the fourth quarter in 2008 the vesting period is five years. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. The shares of Common Stock authorized to be granted as options under the 2008 Stock Incentive Plan consist 686,725 shares of Common Stock reserved for issuance under the terms of the 2008 Stock Incentive Plan, consisting of 302,780 shares to be issued upon the exercise of options granted and still outstanding as of that date, 5,580 shares issued as stock awards and 378,365 shares reserved for future stock option grants and director stock awards at March 31, 2014. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Outstanding options under the plans are exercisable until their expiration. Each outside director of the Company shall also be eligible to receive a stock award of 180 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors.

22

Stock-based Compensation

There were no options granted in the three month period ended March 31, 2014. There were 114,234 options granted for the three month period ended March 31, 2013. For the three month periods ended March 31, 2014 and 2013, the compensation cost recognized for share based compensation was $98,000 and $83,000, respectively. At March 31, 2014, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $1,306,000. This cost is expected to be amortized on a straight-line basis over a weighted average period of approximately 3.4 years and will be adjusted for subsequent changes in estimated forfeitures. The following table summarizes the weighted average grant date fair value of options granted for the three month period ended March 31, 2013, based on the following assumptions used in a Black-Scholes Merton model.

	For three months ended March 31,
	2014	2013
Weighted average grant date fair value per share of options granted	N/A	$9.53
Significant weighted average assumptions used in calculating fair value:
Expected term	N/A	6.32 years
Expected annual volatility	N/A	60%
Expected annual dividend yield	N/A	N/A
Risk-free interest rate	N/A	1.38%

A summary of outstanding stock options follows:

			Weighted
		Weighted	Average
		Average	Remaining	Exercise	Aggregate
		Exercise	Contractual	Price	Intrinsic
	Shares	Price	Term	Range	Value ($000)

Outstanding at January 1, 2014	354,710	$24.55	8 years	$9.97-$103.10	$2,782

Granted	—
Exercised	—
Expired or Forfeited	(4,212)	$78.60

Outstanding at March 31, 2014	350,498	$23.90	7 years	$9.97-$103.10	$2,782
Fully vested and exercisable at March 31, 2014	172,862	$34.18	6 years	$9.97-$103.10	$954
Options expected to vest at March 31, 2014	177,636	$13.89	8 years	$9.97-$16.80	$1,828

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of March 31, 2014. There were no options exercised during the three month periods ended March 31, 2014 and 2013.

11. COMMITMENTS AND CONTINGENCIES

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

23

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $4,417,000 and $4,557,000 at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, commercial and consumer lines of credit and real estate loans of approximately $33,704,000 and $32,967,000, respectively, were undisbursed. At December 31, 2013, commercial and consumer lines of credit and real estate loans of approximately $38,683,000 and $35,264,000, respectively, were undisbursed. Approximately 87% of these undisbursed loan commitments are associated with variable rate loans.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Virtually all of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2014 and 2013. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. At March 31, 2014 and December 31, 2013, the reserve for unfunded commitments totaled $146,000.

In management’s opinion, a concentration exists in real estate-related loans which represent approximately 81% and 80% of the Company’s loan portfolio for periods ended March 31, 2014 and 2013. Although management believes such concentrations to have no more than the normal risk of collectibility, a continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

12. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

24

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2014 and 2013 (in thousands except earnings per share data):

	March 31,
	2014	2013
Basic
Net income	$919	$1,261
Weighted average common shares outstanding	6,836	6,835
Basic earnings per common share	$0.13	$0.18

Diluted
Net income	$919	$1,261
Weighted average common shares outstanding	6,836	6,835
Dilutive effect of outstanding stock options	53	10
Average shares and dilutive potential common shares	6,889	6,845
Diluted earnings per common share	$0.13	$0.18

Stock options for 204,890 and 214,302 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2014 and 2013, respectively, because they were antidilutive.

13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Changes in each component of accumulated other comprehensive (loss) income for the periods ended March 31, 2014 and 2013 were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2013	$(3,734)	$(1,286)	$(5,020)
Net unrealized gain on securities available for sale, net of tax, $825	1,187	—	1,187
Reclassification adjustment for gains on securities, net of tax,	—	—	—
Net loss arising during the period, net of tax, ($39)	—	(57)	(57)
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits, net of tax $25	—	35	35
Balance at March 31, 2014	$(2,547)	$(1,308)	$(3,855)

Balance at December 31, 2012	$3,287	$(1,621)	$1,666
Net unrealized losses on securities available for sale, net of tax, ($265)	(382)	—	(382)
Reclassification adjustment for gains on securities, net of tax, ($223)	(320)	—	(320)
Net gain arising during the period, net of tax, $69	—	99	99
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits, net of tax $30	—	44	44
Balance at March 31, 2013	$2,585	$(1,478)	$1,107
25

Amounts reclassified out of accumulated other comprehensive income were as follows (in thousands):

March 31, 2014

Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified From Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Statement Where Net Income is Presented
Gain on investment securities	$—	Gain on sales or calls of securities, net
Amortization of prior service cost and net gain included in net periodic pension cost	(60)	Salaries and employee benefits
	(60)	Total before tax
	25	Provision for income tax
	$(35)	Net of tax

March 31, 2013

Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified From Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Statement Where Net Income is Presented
Gain on investment securities	$543	Gain on sales or calls of securities, net
Amortization of prior service cost and net gain included in net periodic pension cost	(74)	Salaries and employee benefits
	469	Total before tax
	(193)	Provision for income tax
	$276	Net of tax
26

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Loans determined to be impaired are individually evaluated for impairment. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. For further information on the allowance for loan losses, see Note 3 to the Notes to Condensed Consolidated Financial Statements in Item 1 above.

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

Share Based Compensation. At March 31, 2014, the Company had two stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan, which are described more fully in Note 10 to the Notes to Condensed Consolidated Financial Statements. Compensation cost is recognized on all share-based payments over the requisite service periods of the awards based on the grant-date fair value of the options determined using the Black-Scholes-Merton based option valuation model. Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. For further information on the computation of the fair value of share-based payments, see Note 10 to the Notes to Condensed Consolidated Financial Statements in Item 1 above.

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

Overview

Proposed Merger with TriCo Bancshares

As announced by the Company on January 21, 2014 and reported in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2014 (the “Current Report”), the Company has entered into an Agreement and Plan of Merger and Reorganization dated January 21, 2014 (the “Merger Agreement”), pursuant to which the Company would merge with and into TriCo Bancshares, a California corporation (“TriCo”), with TriCo being the surviving corporation. Immediately thereafter, the Company’s subsidiary bank, North Valley Bank, would be merged with and into TriCo’s subsidiary bank, Tri Counties Bank. Under the terms of the Merger Agreement, the Company shareholders would receive a fixed exchange ratio of 0.9433 shares of TriCo common stock for each share of Company common stock. Holders of the Company’s outstanding in-the-money stock options would receive cash, net of applicable taxes withheld, for the value of their unexercised stock options. The transactions contemplated by the Merger Agreement are expected to close in the third quarter of 2014, pending approvals of the Company shareholders and the TriCo shareholders, the receipt of all necessary regulatory approvals, and the satisfaction of other closing conditions which are customary for such transactions. For additional information, reference should be made to the text of the Agreement and Plan of Merger and Reorganization, filed as an exhibit to the Current Report, and to other information regarding TriCo and the Company, their respective businesses and the status of their proposed merger, as reported from time to time in other filings with the Securities and Exchange Commission.

Financial Results

(in thousands except per share amounts)	Three months ended March 31,
	2014	2013
Net interest income	$7,762	$7,436
Provision for loan losses	—	—
Noninterest income	2,430	4,329
Noninterest expense	8,756	9,888
Provision for income taxes	517	616
Net income	$919	$1,261

Per Share Amounts
Basic and Diluted Earnings Per Share	$0.13	$0.18

Annualized Return on Average Assets	0.41%	0.57%
Annualized Return on Average Equity	3.92%	5.30%

The Company had net income of $919,000, or $0.13 per diluted share, for the three months ended March 31, 2014. This compares to net income of $1,261,000, or $0.18 per diluted share, for the three months ended March 31, 2013. The decrease in net income for three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to a decrease in noninterest income, which was partially offset by an increase in net interest income and a decrease in noninterest expense.

Results of Operation

Net Interest Income and Net Interest Margin (fully taxable equivalent basis)

Net interest income is the difference between interest earned on loans, investments and other earning assets, and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $31,000 and $55,000 in taxable-equivalent interest income on tax-free investments for the three month periods ended March 31, 2014 and 2013, respectively.

Net interest income for the three months ended March 31, 2014 was $7,793,000, a $302,000, or 4.0%, increase from net interest income of $7,491,000 for the same period in 2013. Interest income increased $227,000, or 2.9%, to $8,150,000 for the three month period ended March 31, 2014 compared to the same period in 2013, due primarily to both an increase in average loan balances and an increase in rates paid on average securities. The Company had foregone interest income for the loans placed on nonaccrual status of $10,000 during the three months ended March 31, 2014 compared to $85,000 for the same period in 2013. Average loans outstanding during the three months ended March 31, 2014 increased $22,734,000, or 4.7%, to $507,149,000 compared to the same period in 2013. This higher loan volume increased interest income by $303,000. The average yield earned on the loan portfolio decreased 22 basis points to 5.11% for the three months ended March 31, 2014 compared to the same period in 2013. This decrease in yield decreased interest income for the three months ended March 31, 2014 by $274,000. The increase to interest income from the loan portfolio was $29,000 for the three months ended March 31, 2014. The average balance of the entire investment portfolio increased $5,921,000, or 2.1%. However, the Company’s higher yielding tax-exempt securities decreased $4,876,000 which caused a $25,000 reduction in interest income although the average balance increased. This decrease was offset by an increase in average yield of the investment portfolio of 22 basis points which increased interest income by $216,000.

Interest expense for the three months ended March 31, 2014 compared to the same period in 2013, decreased $75,000, or 17.4%, to $357,000. The average rate paid on other borrowed funds decreased 4 basis points to 2.45% for the quarter ended March 31, 2014 compared to 2.49% for the same period in 2013, resulting in a decrease to interest expense of $2,000. The average rates paid on time deposits decreased 13 basis points to 0.37% and reduced interest expense by $45,000 along with a decrease in average time deposits of $19,794,000 which reduced interest expense by $25,000 for the quarter ended March 31, 2014.

The net interest margin for the three months ended March 31, 2014 decreased 4 basis points to 3.77% from 3.81% for the same period in 2013 and an increase of 6 basis points from the 3.71% net interest margin for the linked quarter ended December 31, 2013.

The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$45,487	0.23%	$26	$33,113	0.23%	$19
Investment securities:
Taxable	281,290	2.36%	1,639	270,493	2.06%	1,376
Tax exempt (1)	4,964	7.35%	90	9,840	6.68%	162
Total investments	286,254	2.45%	1,729	280,333	2.23%	1,538
Loans (2)(3)	507,149	5.11%	6,395	484,415	5.33%	6,366
Total earning assets	838,890	3.94%	8,150	797,861	4.03%	7,923

Nonearning assets	90,022			109,804
Allowance for loan losses	(9,283)			(10,487)
Total nonearning assets	80,739			99,317

Total assets	$919,629			$897,178

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Transaction accounts	$206,635	0.04%	$19	$188,138	0.04%	$18
Savings and money market	254,360	0.12%	74	238,785	0.13%	78
Time certificates	146,404	0.37%	133	166,198	0.50%	203
Other borrowed funds	21,651	2.45%	131	21,651	2.49%	133
Total interest bearing liabilities	629,050	0.23%	357	614,772	0.28%	432
Demand deposits	180,295			169,080
Other liabilities	15,283			16,843
Total liabilities	824,628			800,695
Stockholders’ equity	95,001			96,483
Total liabilities and stockholders’ equity	$919,629			$897,178
Net interest income			$7,793			$7,491
Net interest spread		3.71%			3.75%
Net interest margin		3.77%			3.81%

(1)	Tax-equivalent basis; non-taxable securities are exempt from federal taxation.

(2)	Loans on nonaccrual status have been included in the computations of averages balances.

(3)	Includes loan fees of $67 and $118 for the three months ended March 31, 2014 and 2013, respectively.
31

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate
(Dollars in thousands)

	Three months ended March 31, 2014
	compared with
	Three months ended March 31, 2013
			Total
	Average	Average	Increase
	Volume	Yield/Rate	(Decrease)
Interest Income
Interest on Federal funds sold	$7	$—	$7
Interest on investments:
Taxable securities	56	207	263
Tax exempt securities (1)	(81)	9	(72)
Total investments	(25)	216	191
Interest on loans	303	(274)	29
Total interest income	285	(58)	227

Interest Expense
Transaction accounts	$2	$(1)	$1
Savings and money market	5	(9)	(4)
Time deposits	(25)	(45)	(70)
Other borrowed funds	—	(2)	(2)
Total interest expense	(18)	(57)	(75)

Total change in net interest income	$303	$(1)	$302

(1) Taxable equivalent

Provision for Loan Losses

The provision for loan losses is recorded to bring the allowance for loan losses to a level considered appropriate by management based on factors which are discussed under “Allowance for Loan Losses” starting on page 40.

The Company did not record a provision for loan losses for the three months ended March 31, 2014 and 2013. The process for determining allowance adequacy and the resultant provision for loan losses includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic environment and activity. The decision to not record a provision for the three months ended March 31, 2014 reflects management’s assessment of the overall adequacy of the allowance for loan losses including the consideration of the level of nonperforming loans, other trends in the quality and performance of our loan portfolio, and other general economic factors. Management believes that the current level of allowance for loan losses as of March 31, 2014 of $9,058,000, or 1.78% of total loans, is adequate at this time. The allowance for loan losses was $9,301,000, or 1.83% of total loans, at December 31, 2013.

Noninterest Income

The following table is a summary of the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended March 31,
	2014	2013
Service charges on deposit accounts	$698	$952
Other fees and charges	1,012	1,120
Earnings on cash surrender value of life insurance policies	347	463
Gain on sale of loans, net	229	925
Gain on sales or calls of securities, net	—	543
Other	144	326
Total	$2,430	$4,329

Noninterest income for the quarter ended March 31, 2014 decreased $1,899,000, or 43.9%, to $2,430,000 compared to $4,329,000 for the same period in 2013. Service charges on deposits decreased by $254,000 to $698,000 for the first quarter of 2014 compared to $952,000 for the same period in 2013. Other fees and charges decreased by $108,000 to $1,012,000 for the first quarter of 2014 compared to $1,120,000 for the first quarter of 2013, and earnings on cash surrender value of life insurance policies decreased by $116,000 to $347,000 for the first quarter of 2014 compared to $463,000 for the first quarter of 2013. The Company recorded gains on the sale of mortgage loans of $184,000, and gains on the sale of SBA loans of $45,000 for the first quarter of 2014 compared to gains of $757,000 and $168,000, respectively, for the same period in 2013. The Company did not record a gain on the sale of investments securities for the first quarter of 2014 compared to gains on the sale of investment securities of $543,000 for the same period in 2013. Other noninterest income decreased $182,000, to $144,000 for the quarter ended March 31, 2014 compared to $326,000 for the same period in 2013. The decrease in other noninterest income was primarily attributed to a decrease in OREO rental income received from an OREO property sold in the second quarter 2013.

Noninterest Expense

The following table is a summary of the Company’s noninterest expense for the periods indicated (in thousands):

	Three months ended March 31,
	2014	2013
Salaries and employee benefits	$5,023	$5,162
Data processing	651	661
Occupancy expense	623	633
Professional services	240	269
Furniture and equipment expense	216	220
Director expense	201	193
Merger expenses	200	—
Loan expense	160	305
ATM and on-line banking	154	139
FDIC and state assessments	141	218
Marketing expense	138	150
Postage	109	122
Messenger	108	106
Printing and supplies	103	127
Operations expense	97	116
Amortization of intangibles	36	36
Other real estate owned expense	10	376
Other	546	1,055
Total	$8,756	$9,888

Noninterest expense decreased $1,132,000, or 11.5%, to $8,756,000 for the first quarter of 2014 from $9,888,000 for the first quarter in 2013. Salaries and employee benefits decreased $139,000, for the first quarter of 2014 compared to the first quarter of 2013. Occupancy and furniture and equipment expense decreased $14,000 for the first quarter of 2014 compared to the first quarter of 2013, OREO expense decreased $366,000 to $10,000, for the first quarter of 2014 compared to $376,000 for the same period in 2013, and FDIC and state assessments decreased $77,000 to $141,000 for the first quarter of 2014, compared to $218,000 for the same period in 2013. Other expense decreased $536,000 to $2,743,000 for the first quarter of 2014 compared to $3,279,000 for the same period in 2013. The Company had approximately $290,000 of merger-related expenses during the first quarter of 2014 resulting from the pending merger with TriCo Bancshares. These expenses are included in the line items “merger expenses” and “professional services”.

Income Taxes

The Company recorded a provision for income taxes of $517,000 resulting in an effective tax rate of 36.0% for the three months ended March 31, 2014. This compares to a provision for income taxes of $616,000 resulting in an effective tax rate of 32.8% for the three months ended March 31, 2013. The increase in the effective tax rate was caused by the capitalization of certain merger expenses and by California's revision to its enterprise zone program which eliminated the favorable tax treatment of loans made in an enterprise zone and reduced the tax credits available for employees hired in an enterprise zone. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes.

Financial Condition as of March 31, 2014 As Compared to December 31, 2013

Overview

Total assets at March 31, 2014 increased $1,208,000, or 0.13%, to $918,972,000, compared to $917,764,000 at December 31, 2013. Loans, net of deferred loan fees, decreased $1,188,000, or 0.23%, to $508,056,000 at March 31, 2014 from $509,244,000 at December 31, 2013. Investment securities decreased $6,336,000, or 2.3%, to $273,145,000 at March 31, 2014 from $279,481,000 at December 31, 2013. Fed Funds sold increased $6,615,000 to $44,750,000 as of March 31, 2014 as compared to $38,135,000 at December 31, 2013.

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

Loans, the Company’s primary component of earning assets, decreased $1,133,000 during the three months ended March 31, 2014 to $508,303,000 from $509,436,000 at December 31, 2013. Commercial loans and other loans, primarily home equity loans, increased by $2,514,000 and $41,000, respectively. These increases were offset by decreases in real estate commercial loans of $1,872,000, real estate construction loans of $1,205,000, real estate mortgage loans of $184,000, and installment loans of $427,000.

The Company’s average loan to deposit ratio was 64.7% for the three months ended March 31, 2014 compared to 64.6% for the year ended December 31, 2013.

Major classifications of loans are summarized as follows (in thousands):

	March 31,	December 31,
	2014	2013
Commercial	$50,040	$47,526
Real estate - commercial	324,759	326,631
Real estate - construction	26,267	27,472
Real estate - mortgage	62,936	63,120
Installment	4,949	5,376
Other	39,352	39,311
Gross loans	508,303	509,436
Deferred loan (fees) costs, net	(247)	(192)
Allowance for loan losses	(9,058)	(9,301)
Loans, net	$498,998	$499,943
34

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

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated (in thousands):

	As of March 31, 2014			As of December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no allocated allowance
Commercial	$98	$101	$—	$458	$481	$—
Real estate - commercial	3,747	3,885	—	4,193	4,284	—
Real estate - construction	429	444	—	435	449	—
Real estate - mortgage	1,616	1,658	—	919	948	—
Installment	84	104	—	96	115	—
Other	273	291	—	374	397	—
Subtotal	6,247	6,483	—	6,475	6,674	—

With allocated allowance
Commercial	162	166	104	240	240	150
Real estate - commercial	113	113	6	113	113	28
Real estate - mortgage	414	414	2	416	416	50
Subtotal	689	693	112	769	769	228
Total Impaired Loans	$6,936	$7,176	$112	$7,244	$7,443	$228

The following table presents the average balance related to impaired loans for the period indicated (in thousands):

	Three Months ended March 31,
	2014		2013
	Average Book	Interest Income	Average Book	Interest Income
	Balance	Recognized	Balance	Recognized

Commercial	$300	$—	$571	$—
Real estate - commercial	4,025	19	5,540	21
Real estate - construction	446	5	916	7
Real estate - mortgage	2,091	12	819	10
Installment	114	1	96	1
Other	293	—	158	—
Total	$7,269	$37	$8,100	$39

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

Nonperforming assets are summarized as follows (in thousands):

	March 31,	December 31,
	2014	2013
Nonaccrual loans	$4,805	$5,093
Loans past due 90 days or more and still accruing interest	—	—
Total nonperforming loans	4,805	5,093
Other real estate owned	2,633	3,454
Total nonperforming assets	$7,438	$8,547

Nonaccrual loans to total gross loans	0.95%	1.00%
Nonperforming loans to total gross loans	0.95%	1.00%
Total nonperforming assets to total assets	0.81%	0.93%

At March 31, 2014 and December 31, 2013, the recorded investment in nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) was approximately $4,805,000 and $5,093,000, respectively. The Company had $104,000 of specific allowance for loan losses on impaired loans of $162,000 at March 31, 2014 as compared to $150,000 of specific allowance for loan losses on impaired loans of $240,000 at December 31, 2013. Nonperforming loans as a percentage of total loans were 0.95% at March 31, 2014, as compared to 1.00% at December 31, 2013.

At March 31, 2014, net carrying value of other real estate owned decreased $821,000 to $2,633,000 from $3,454,000 at December 31, 2013. During the three month period ending March 31, 2014, the Company transferred one property into OREO totaling $1,231,000, sold three properties totaling $2,227,000 and recorded gain on sale of OREO of $175,000. As part of the financial close process, valuations of OREO are performed by management and write-downs are recorded as warranted. At March 31, 2014, OREO was comprised of six properties which consisted of the following: three residential land properties totaling $2,237,000, one commercial construction property for $161,000, one commercial land parcel for $41,000 and one residential property totaling $194,000.

Subsequent to March 31, 2014, the Company sold an OREO property located in Shasta County at its recorded value of $2,154,000. The transaction closed on April 4, 2014.

Nonperforming assets (nonperforming loans and OREO) totaled $7,438,000 at March 31, 2014, a decrease of $20,376,000 from the March 31, 2013 balance of $27,814,000, and a $1,109,000 decrease from the December 31, 2013 balance of $8,547,000. Nonperforming assets as a percentage of total assets were 0.81% at March 31, 2014 compared to 3.05% at March 31, 2013 and 0.93% at December 31, 2013.

If interest on nonaccrual loans had been accrued, such income would have approximated $10,000 and $85,000, respectively for the three month periods ended March 31, 2014 and 2013.

At March 31, 2014 there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

The composition of nonaccrual loans as of March 31, 2014, December 31, 2013, September 30, 2013 and June 30, 2013. was as follows (in thousands):

	March		December		September		June
	2014		2013		2013		2013
		% of		% of		% of		% of
	Amount	total	Amount	total	Amount	total	Amount	total
Commercial	$260	5.4%	$698	13.7%	$582	11.2%	$648	11.0%
Real estate - commercial	2,989	62.2%	3,425	67.2%	3,391	65.0%	3,669	62.5%
Real estate - construction	109	2.3%	110	2.2%	438	8.4%	450	7.7%
Real estate - mortgage	1,116	23.2%	417	8.2%	412	7.9%	622	10.6%
Installment	57	1.2%	69	1.4%	82	1.6%	89	1.5%
Other	274	5.7%	374	7.3%	311	6.0%	393	6.7%
Total nonaccrual loans	$4,805	100.0%	$5,093	100.0%	$5,216	100.0%	$5,871	100.0%

At March 31, 2014, there were seven real-estate-commercial loans totaling $2,989,000, or 62.2%, of the nonperforming loans. The largest real estate-commercial loan is for a commercial real estate property located in Stanislaus County for $865,000. There have been no charge-offs or specific reserves required for this loan. The remaining six real estate-commercial loans total $2,124,000 (approximate average loan balance of $354,000). Charge-offs of $239,000 have been taken on these loans and no specific reserves have been required for these loans.

At March 31, 2014, nonaccrual real-estate-mortgage loans totaled $1,116,000, or 23.2%, of the nonaccrual loans. There are six loans that make up the balance. Charge-offs of $260,000 have been taken on these loans and no specific reserves have been established for these loans as of March 31, 2014. There were two residential income properties totaling $661,000. Charge-offs of $215,000 have been taken on these loans and no specific reserve has been required. The remaining four loans were residential loans totaling $455,000. Charge-offs of $45,000 have been taken on these loans and no specific reserves have been required.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of March 31, 2014
	Accruing Interest
			Greater than
		30-89 Days	89 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$48,589	$1,191	$—	$260	$50,040
Real estate - commercial	321,721	49	—	2,989	324,759
Real estate - construction	26,158	—	—	109	26,267
Real estate - mortgage	61,307	513	—	1,116	62,936
Installment	4,888	4	—	57	4,949
Other	38,976	102	—	274	39,352
Total	$501,639	$1,859	$—	$4,805	$508,303

	As of December 31, 2013
	Accruing Interest
			Greater than
		30-89 Days	89 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$46,587	$241	$—	$698	$47,526
Real estate - commercial	322,773	433	—	3,425	326,631
Real estate - construction	27,362	—	—	110	27,472
Real estate - mortgage	62,178	525	—	417	63,120
Installment	5,273	34	—	69	5,376
Other	38,594	343	—	374	39,311
Total	$502,767	$1,576	$—	$5,093	$509,436

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

At March 31, 2014, accruing TDRs were $2,131,000 and nonaccrual TDRs were $841,000 compared to accruing TDRs of $2,151,000 and nonaccrual TDRs of $905,000 at December 31, 2013. At March 31, 2014, there were $8,000 in specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. At December 31, 2013, there were $78,000 in specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. There were no commitments to lend additional amounts at March 31, 2014 and December 31, 2013 to customers with outstanding loans classified as troubled debt restructurings. There were no TDRs that subsequently defaulted during the period ended March 31, 2014 and 2013 for which there was a modification in the preceding twelve months.

The following table presents loans that were modified and recorded as TDRs during the periods indicated below (dollars in thousands):

	For the period ended March 31, 2014			For the period ended December 31, 2013
	Accruing TDRs			Accruing TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Real estate - commercial	—	$—	$—	1	$435	$435
Real estate - mortgage	—	$—	$—	1	$209	$209

	Nonaccrual TDRs			Nonaccrual TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	1	$162	$162	1	$36	$36
Real estate - construction	—	$—	$—	1	$110	$110
Real estate - mortgage	1	$97	$98	1	$113	$113
Other	1	$46	$47	3	$210	$210

A summary of TDRs by type of concession and by type of loan as of the periods indicated below (dollars in thousands):

	March 31, 2014
Accruing TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Real estate - commercial	5	$—	$193	$678	$871
Real estate-construction	1	$—	$320	$—	$320
Real estate - mortgage	3	$—	$292	$622	$914
Installment	1	$—	$—	$26	$26

Nonaccrual TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Commercial	2	$—	$162	$31	$193
Real estate-construction	1	$—	$110	$—	$110
Real estate - mortgage	2	$97	$—	$110	$207
Installment	2	$—	$—	$57	$57
Other	5	$149	$58	$67	$274

	December 31, 2013
Accruing TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Real estate - commercial	5	$—	$195	$686	$881
Real estate-construction	1	$—	$325	$—	$325
Real estate - mortgage	3	$—	$293	$625	$918
Installment	1	$—	$—	$27	$27

Nonaccrual TDRs				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Commercial	2	$—	$—	$391	$391
Real estate-construction	1	$—	$110	$—	$110
Real estate - mortgage	1	$—	$—	$113	$113
Installment	2	$—	$—	$59	$59
Other	4	$104	$60	$68	$232
39

Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses by portfolio segment (in thousands):

	For the three months ended March 31, 2014
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2013	$876	$5,196	$610	$842	$131	$832	$814	$9,301
Charge-offs	—	(13)	—	(252)	(33)	—		(298)
Recoveries	50	—	—	—	4	1		55
Provisions for loan losses	(132)	(39)	(29)	269	18	(35)	(52)	—
Balance March 31, 2014	$794	$5,144	$581	$859	$120	$798	$762	$9,058

	For the three months ended March 31, 2013
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2012	$843	$6,295	$690	$982	$98	$721	$829	$10,458
Charge-offs	(83)	(437)	(369)	(156)	(11)	—		(1,056)
Recoveries	242	—	2	—	5	—		249
Provisions for loan losses	168	(138)	272	112	(5)	(45)	(364)	—
Balance March 31, 2013	$1,170	$5,720	$595	$938	$87	$676	$465	$9,651

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (in thousands):

		Real Estate	Real Estate	Real Estate
March 31, 2014	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$104	$6	$—	$2	$—	$—	$—	$112
Collectively evaluated for impairment	690	5,138	581	857	120	798	762	8,946
Total ending allowance balance	$794	$5,144	$581	$859	$120	$798	$762	$9,058

Loans:
Loans individually evaluated for impairment	$260	$3,860	$429	$2,030	$84	$273		$6,936
Loans collectively evaluated for impairment	49,780	320,899	25,838	60,906	4,865	39,079		501,367
Total ending loans balance	$50,040	$324,759	$26,267	$62,936	$4,949	$39,352		$508,303

		Real Estate	Real Estate	Real Estate
December 31, 2013	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$150	$28	$—	$50	$—	$—	$—	$228
Collectively evaluated for impairment	726	5,168	610	792	131	832	814	9,073
Total ending allowance balance	$876	$5,196	$610	$842	$131	$832	$814	$9,301

Loans:
Loans individually evaluated for impairment	$698	$4,306	$435	$1,335	$96	$374		$7,244
Loans collectively evaluated for impairment	46,828	322,325	27,037	61,785	5,280	38,937		502,192
Total ending loans balance	$47,526	$326,631	$27,472	$63,120	$5,376	$39,311		$509,436
40

The following table shows the loan portfolio allocated by management’s internal risk ratings (in thousands):

	As of March 31, 2014
	Pass	Special Mention	Substandard	Total
Commercial	$45,352	$3,989	$699	$50,040
Real estate - commercial	313,209	3,089	8,461	324,759
Real estate - construction	25,908	250	109	26,267
Real estate - mortgage	60,850	—	2,086	62,936
Installment	4,872	—	77	4,949
Other	38,757	—	595	39,352
Total	$488,948	$7,328	$12,027	$508,303

	As of December 31, 2013
	Pass	Special Mention	Substandard	Total
Commercial	$45,446	$1,107	$973	$47,526
Real estate - commercial	309,828	6,213	10,590	326,631
Real estate - construction	27,101	261	110	27,472
Real estate - mortgage	61,200	—	1,920	63,120
Installment	5,278	—	98	5,376
Other	38,611	—	700	39,311
Total	$487,464	$7,581	$14,391	$509,436

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
41

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

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet and was $146,000, as of March 31, 2014 and December 31, 2013.

Deposits

Total deposits decreased $2,032,000 to $785,817,000 at March 31, 2014 compared to $787,849,000 at December 31, 2013. During the three months ended March 31, 2014, interest-bearing demand deposits increased $7,699,000, and savings and money market deposits increased $4,612,000, while noninterest-bearing demand deposits decreased $8,020,000 and certificates of deposit decreased $6,323,000. There were no changes in the deposit products or deposit promotions offered by the Company during the three months ended March 31, 2014.

	March 31,	December 31,
	2014	2013
Noninterest-bearing demand	$176,951	$184,971
Interest-bearing demand	210,207	202,508
Savings and money market	255,245	250,633
Time certificates	143,414	149,737
Total deposits	$785,817	$787,849

Capital Resources

The Company maintains capital to support future growth and maintain financial strength while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity increased $2,182,000 to $95,611,000 as of March 31, 2014, as compared to $93,429,000 at December 31, 2013. The increase was the result of a change in accumulated other comprehensive loss of $1,165,000, net income of $919,000, and stock based compensation expense of $98,000, during the first three months of 2014. Under current regulations, management believes that the Company meets all capital adequacy requirements.

42

The Company’s and NVB’s capital amounts and risk-based capital ratios are presented below (in thousands).

					To be Well Capitalized
			For Capital		Under Prompt Corrective
			Adequacy Purposes		Action Provisions
	Actual		Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
As of March 31, 2014:
Total capital (to risk weighted assets)	$120,196	19.31%	$49,796	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$112,398	18.06%	$24,894	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$112,398	12.33%	$36,463	4.00%	N/A	N/A

As of December 31, 2013:
Total capital (to risk weighted assets)	$119,178	19.04%	$50,075	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$111,333	17.79%	$25,033	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$111,333	12.16%	$36,623	4.00%	N/A	N/A

North Valley Bank
As of March 31, 2014:
Total capital (to risk weighted assets)	$118,348	19.05%	$49,700	8.00%	$62,125	10.00%
Tier 1 capital (to risk weighted assets)	$110,563	17.79%	$24,860	4.00%	$37,289	6.00%
Tier 1 capital (to average assets)	$110,563	12.14%	$36,429	4.00%	$45,537	5.00%

As of December 31, 2013:
Total capital (to risk weighted assets)	$116,783	18.68%	$50,014	8.00%	$62,518	10.00%
Tier 1 capital (to risk weighted assets)	$108,947	17.42%	$25,017	4.00%	$37,525	6.00%
Tier 1 capital (to average assets)	$108,947	11.90%	$36,621	4.00%	$45,776	5.00%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. As of March 31, 2014, $21,651,000 was outstanding in the form of subordinated debentures issued by the Company. Unused lines of credit with correspondent banks to provide federal funds of $10,000,000 as of March 31, 2014 were also available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank providing additional unused borrowing capacity of $269,290,000 secured by certain loans and investment securities as of March 31, 2014. The Company also has an unused line of credit with the Federal Reserve Bank of San Francisco of $2,116,000 secured by investment securities.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, Federal funds sold and available for sale investment securities) totaled $340,611,000 and $336,962,000 (or 37.1% and 36.7% of total assets) at March 31, 2014 and December 31, 2013, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $718,253,000 and $716,631,000 at March 31, 2014 and December 31, 2013, respectively.

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

43

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

The hypothetical impact of sudden interest rate shocks applied to the Company’s asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base level) from various sudden rate changes. This exercise is valuable in identifying risk exposures. The results for the Company’s most recent simulation analysis indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of March 31, 2014.

44

For this simulation analysis, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has not been a material change in the Company’s market risk profile for the three months ended March 31, 2014 compared to December 31, 2013. Please see discussion under the caption “Interest Rate Sensitivity” on page 43.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2014. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed by the Company in its response to Item 1A of Part 1 of Form 10-K for the fiscal year ended December 31, 2013.

45

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

NORTH VALLEY BANCORP
(Registrant)

Date	May 12, 2014

By:

/s/ Michael J. Cushman
Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin R. Watson
Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)
46