Form 10-Q
period 2014-06-30
NORTH VALLEY BANCORP
filed 2014-08-11
CIK 353191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2014.

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

Common Stock – 6,836,463 shares as of August 7, 2014.

INDEX

NORTH VALLEY BANCORP AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)
	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$22,984	$19,348
Federal funds sold	124,640	38,135
Total cash and cash equivalents	147,624	57,483

Interest-bearing deposits in other financial institutions	2,226	2,226
Investment securities available-for-sale, at fair value	213,696	279,479
Investment securities held-to-maturity, at amortized cost	2	2

Loans	506,603	509,244
Less: Allowance for loan losses	(9,012)	(9,301)
Net loans	497,591	499,943

Premises and equipment, net	7,369	7,833
Accrued interest receivable	1,847	2,124
Other real estate owned	505	3,454
FHLB and FRB stock and other nonmarketable securities	8,576	8,402
Bank-owned life insurance	37,759	37,209
Core deposit intangibles, net	37	109
Other assets	17,750	19,500

TOTAL ASSETS	$934,982	$917,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest bearing	$198,128	$184,971
Interest bearing	599,864	602,878
Total deposits	797,992	787,849

Accrued interest payable and other liabilities	16,456	14,835
Subordinated debentures	21,651	21,651
Total liabilities	836,099	824,335

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value: authorized 5,000,000 shares; no shares outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, no par value: authorized 60,000,000 shares; outstanding 6,836,463 at June 30, 2014 and December 31, 2013	99,020	98,824
Retained earnings (accumulated deficit)	1,804	(375)
Accumulated other comprehensive loss, net of tax	(1,941)	(5,020)
Total stockholders’ equity	98,883	93,429

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$934,982	$917,764

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)
	Three months ended June 30,
	2014	2013
INTEREST INCOME:
Interest and fees on loans	$6,333	$6,416
Interest on investments:
Taxable interest income	1,348	1,465
Nontaxable interest income	53	88
Interest on federal funds sold and repurchase agreements	60	12
Total interest income	7,794	7,981

INTEREST EXPENSE:
Deposits	218	269
Other borrowed funds	—	1
Subordinated debentures	130	133
Total interest expense	348	403

Net interest income	7,446	7,578
Provision for loan losses	—	—
Net interest income after provision for loan losses	7,446	7,578

NONINTEREST INCOME:
Service charges on deposit accounts	749	971
Other fees and charges	1,088	1,108
Earnings on cash surrender value of life insurance policies	363	319
Gain on sale of loans, net	291	920
Gain on sales and calls of securities, net	56	—
Other	153	333
Total noninterest income	2,700	3,651

NONINTEREST EXPENSE:
Salaries and employee benefits	4,866	5,077
Occupancy expense	595	615
Furniture and equipment expense	196	202
FDIC and state assessments	166	213
Other real estate owned expense	84	990
Other	2,664	2,839
Total noninterest expenses	8,571	9,936

Income before provision for income taxes	1,575	1,293

Provision for income taxes	315	399

Net income	$1,260	$894

Per Common Share Amounts
Basic and Diluted Income Per Common Share	$0.18	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)
	Six months ended June 30,
	2014	2013
INTEREST INCOME:
Interest and fees on loans	$12,728	$12,782
Interest on investments:
Taxable interest income	2,987	2,841
Nontaxable interest income	112	195
Interest on federal funds sold and repurchase agreements	86	31
Total interest income	15,913	15,849

INTEREST EXPENSE:
Deposits	444	568
Other borrowed funds	—	1
Subordinated debentures	261	266
Total interest expense	705	835

Net interest income	15,208	15,014
Provision for loan losses	—	—
Net interest income after provision for loan losses	15,208	15,014

NONINTEREST INCOME:
Service charges on deposit accounts	1,447	1,923
Other fees and charges	2,100	2,228
Earnings on cash surrender value of life insurance policies	710	782
Gain on sale of loans, net	520	1,845
Gain on sales and calls of securities, net	56	543
Other	297	659
Total noninterest income	5,130	7,980

NONINTEREST EXPENSE:
Salaries and employee benefits	9,889	10,239
Occupancy expense	1,218	1,248
Furniture and equipment expense	412	422
FDIC and state assessments	307	431
Other real estate owned expense	94	1,366
Other	5,407	6,118
Total noninterest expenses	17,327	19,824

Income before provision for income taxes	3,011	3,170

Provision for income taxes	832	1,015

Net income	$2,179	$2,155

Per Common Share Amounts
Basic income per share	$0.32	$0.32
Diluted income per share	$0.32	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	For three months ended June 30,		For six months ended June 30,
	2014	2013	2014	2013

Net income	$1,260	$894	$2,179	$2,155
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	3,351	(9,870)	5,362	(10,517)
Tax effect	(1,374)	4,047	(2,199)	4,312
Reclassification adjustment for gains included in gain on sales or calls of securities, net	(56)	—	(56)	(543)
Provision for income taxes	23	—	23	223
Net of tax	1,944	(5,823)	3,130	(6,525)
Defined benefit pension plans:
Net (losses) gains arising during the period	(111)	977	(207)	1,146
Tax effect	46	(400)	85	(470)
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits	60	74	120	148
Benefit for income taxes	(25)	(30)	(49)	(60)
Net of tax	(30)	621	(51)	764
Total other comprehensive income (loss)	1,914	(5,202)	3,079	(5,761)
Comprehensive income (loss)	$3,174	$(4,308)	$5,258	$(3,606)

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	For six months ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$2,179	$2,155
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	490	507
Amortization of premium on securities, net	543	897
Amortization of core deposit intangible	72	73
Provision for loan losses	—	—
Net (gains) losses on sale and write-down of other real estate owned	(107)	1,132
Gain on sale of loans	(520)	(1,845)
Gain on sale and calls of securities	(56)	(543)
Gain on sale of premises and equipment	—	(75)
Stock based compensation expense	196	191
Proceeds from sales of loans originated for sale	15,310	51,225
Loans originated for sale	(15,654)	(52,477)
Effect of changes in:
Accrued interest receivable	277	(40)
Other assets	(940)	(1,538)
Accrued interest payable and other liabilities	1,534	1,623
Net cash provided by operating activities	3,324	1,285

Cash flows from investing activities
Purchases of available-for-sale securities	(59,912)	(91,054)
Proceeds from sales/calls of available-for-sale securities	116,277	17,085
Proceeds from maturities/prepayments of available-for-sale securities	14,237	42,070
Purchases of FHLB and FRB stock and other securities	(174)	(89)
Net increase (decrease) in loans	1,876	(10,674)
Proceeds from sales of other real estate owned	4,396	5,744
Proceeds from sales of premises and equipment	—	(251)
Purchases of premises and equipment	(26)	296
Net cash provided by (used in) investing activities	76,674	(36,873)

Cash flows from financing activities
Net increase (decrease) in deposits	10,143	(3,525)
Net change in other borrowed funds	—	22,025
Net cash provided by financing activities	10,143	18,500

Net increase (decrease) in cash and cash equivalents	90,141	(17,088)
Cash and cash equivalents, beginning of year	57,483	38,519
Cash and cash equivalents, end of year	$147,624	$21,431

Supplemental cash flow information:
Interest paid	$707	$849
Income taxes paid	$257	$210

Supplemental noncash disclosures:
Transfer from loans to other real estate owned	$1,340	$777

The accompanying notes are an integral part of these consolidated financial statements.

NORTH VALLEY BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North Valley Bancorp and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States for annual financial statements are not included herein. Management believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2014.

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

On January 21, 2014, the Company entered into an Agreement and Plan of Merger and Reorganization dated January 21, 2014 (the “Merger Agreement”), pursuant to which the Company would merge with and into TriCo Bancshares, a California corporation (“TriCo”), with TriCo being the surviving corporation. Immediately thereafter, the Company’s subsidiary bank, North Valley Bank, would be merged with and into TriCo’s subsidiary bank, Tri Counties Bank. Shareholders of the Company will receive a fixed exchange ratio of 0.9433 shares of TriCo common stock for each share of Company common stock. The transactions contemplated by the Merger Agreement are expected to close in the third quarter of 2014, pending approvals of the Company shareholders and the TriCo shareholders, the receipt of all necessary regulatory approvals, and the satisfaction of other closing conditions which are customary for such transactions. The Company held a special meeting of shareholders on August 7, 2014, at which time the Merger Agreement was approved by a vote of the shareholders. The results of all matters submitted to a vote of the shareholders will be reported by the Company on Form 8-K. The TriCo shareholders also approved the Merger Agreement by a vote at the annual meeting of TriCo shareholders held the same day, August 7, 2014. The closing contemplated by the Merger Agreement remains subject to the receipt of all necessary regulatory approvals and other customary closing conditions.

2. INVESTMENT SECURITIES

The amortized cost of investment securities and their estimated fair value as of the dates indicated were as follows (in thousands):

	As of June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Obligations of state and political subdivisions	$4,468	$256	$—	$4,724
Government sponsored agency mortgage-backed securities	201,251	1,667	(2,073)	200,845
Corporate debt securities	6,000	—	(855)	5,145
Equity securities	3,000	—	(18)	2,982
Total available-for-sale	$214,719	$1,923	$(2,946)	$213,696
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$2	$—	$—	$2

	As of December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Obligations of U.S. government sponsored agencies	$19,669	$—	$(1,471)	$18,198
Obligations of state and political subdivisions	5,216	151	(50)	5,317
Government sponsored agency mortgage-backed securities	251,923	2,528	(6,174)	248,277
Corporate debt securities	6,000	—	(1,245)	4,755
Equity securities	3,000	—	(68)	2,932
Total available-for-sale	$285,808	$2,679	$(9,008)	$279,479
Held-to-Maturity:
Government sponsored agency mortgage-backed securities	$2	$—	$—	$2

Net unrealized losses on available-for-sale securities totaling ($1,023,000) and ($6,329,000) were recorded, net of ($419,000) and ($2,595,000) in tax benefits, as accumulated other comprehensive loss within stockholders’ equity at June 30, 2014 and December 31, 2013, respectively. All government sponsored agency mortgage-backed securities are residential mortgages for the periods ended June 30, 2014 and December 31, 2013.

For the three months ended June 30, 2014 there were $1,727,000 in gross realized gains on sales or calls of available for sale securities. For the three months ended June 30, 2013 there were no gross realized gains on sales or calls of available for sale securities. For the three months ended June 30, 2014 there were $1,671,000 in gross realized losses on sales or calls of available for sale securities. For the three months ended June 30, 2013 there were no gross realized losses on sales or calls of securities categorized as available for sale securities. For the three months ended June 30, 2014 there were $115,447,000 in gross proceeds from sales or calls of available for sale securities. For the three months ended June 30, 2013 there were no gross proceeds from sales or calls of available for sale securities. There were no sales or transfers of held to maturity securities for the three months ended June 30, 2014 and 2013. For the three months ended June 30, 2014 and 2013 there were no gross proceeds from maturities and calls of held to maturity securities.

For the six months ended June 30, 2014 and 2013 there were $1,727,000 and $543,000, respectively, in gross realized gains on sales or calls of available for sale securities. For the six months ended June 30, 2014 there were $1,671,000 in gross realized losses on sales or calls of available for sale securities. For the six months ended June 30, 2013 there were no gross realized losses on sales or calls of securities categorized as available for sale securities. For the six months ended June 30, 2014 and 2013 there were $116,277,000 and $17,085,000, respectively, in gross proceeds from sales or calls of available for sale securities. There were no sales or transfers of held to maturity securities for the six months ended June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013 there were no gross proceeds from maturities and calls of held to maturity securities. Expected maturities of all investment securities are consistent with those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

At June 30, 2014 and December 31, 2013, securities having fair value amounts of approximately $205,898,000 and $272,092,000, respectively, were pledged to secure public deposits, short-term borrowings, treasury tax and loan balances and for other purposes required by law or contract.

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

	As of June 30, 2014
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities
Government sponsored agency mortgage-backed securities	$20,318	$(23)	$98,443	$(2,050)	$118,761	$(2,073)
Corporate debt securities	—	—	5,145	(855)	5,145	(855)
Equity securities	1,994	(6)	988	(12)	2,982	(18)
Total impaired securities	$22,312	$(29)	$104,576	$(2,917)	$126,888	$(2,946)

	As of December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities
Obligations of U.S. government sponsored agencies	$18,198	$(1,471)	$—	$—	$18,198	$(1,471)
Obligations of state and political subdivisions	1,145	(50)	—	—	1,145	(50)
Government sponsored agency mortgage-backed securities	156,421	(5,163)	17,296	(1,011)	173,717	(6,174)
Corporate debt securities	—	—	4,755	(1,245)	4,755	(1,245)
Equity securities	2,932	(68)	—	—	2,932	(68)
Total impaired securities	$178,696	$(6,752)	$22,051	$(2,256)	$200,747	$(9,008)

As of June 30, 2014 the Company had $2,050,000 in unrealized losses twelve months or longer in government sponsored agency mortgage-backed securities. The unrealized losses relate principally to market rate conditions and all of the securities continue to pay as scheduled. As of June 30, 2014 and December 31, 2013, there were two corporate debt securities in a loss position for twelve months or more. There is a current active market for these securities and management believes that the unrealized losses on the Company’s investment in these corporate debt securities is due to the yield of the securities and is not attributable to changes in credit quality. The two corporate debt securities are each a $3,000,000 single-issuer trust preferred security issued by two separate large publicly-traded financial institutions. The securities are tied to the front-end of the yield curve, three-month LIBOR (a short-term interest rate) and have a spread over that rate. In addition, the payments on both of these securities have been made as agreed and are considered current. The Company does not intend to sell and does not believe it will be required to sell these securities and expects a full recovery of value. The Company did not consider these investments to be other-than-temporarily impaired at June 30, 2014 or December 31, 2013.

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

Major classifications of loans as of the dates indicated were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Commercial	$44,096	$47,526
Real estate - commercial	330,446	326,631
Real estate - construction	26,294	27,472
Real estate - mortgage	61,410	63,120
Installment	4,535	5,376
Other	40,166	39,311
Gross loans	506,947	509,436
Deferred loan fees, net	(344)	(192)
Allowance for loan losses	(9,012)	(9,301)
Loans, net	$497,591	$499,943

Salaries and employee benefits totaling $189,000 and $298,000 have been deferred as loan origination costs for the three month periods ended June 30, 2014 and 2013, respectively. Salaries and employee benefits totaling $346,000 and $573,000 have been deferred as loan origination costs for the six month periods ended June 30, 2014 and 2013, respectively.

Certain real estate loans receivable are pledged as collateral for available borrowings with the FHLB. Pledged loans totaled $143,057,000 and $101,239,000 at June 30, 2014 and 2013, respectively.

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated (in thousands):

	As of June 30, 2014			As of December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no allocated allowance
Commercial	$94	$97	$—	$458	$481	$—
Real estate - commercial	2,835	3,005	—	4,193	4,284	—
Real estate - construction	315	315	—	435	449	—
Real estate - mortgage	2,132	2,199	—	919	948	—
Installment	74	95	—	96	115	—
Other	293	314	—	374	397	—
Subtotal	5,743	6,025	—	6,475	6,674	—

With allocated allowance
Commercial	228	237	228	240	240	150
Real estate - commercial	112	112	4	113	113	28
Real estate - mortgage	376	379	80	416	416	50
Subtotal	716	728	312	769	769	228
Total Impaired Loans	$6,459	$6,753	$312	$7,244	$7,443	$228

The following table presents the average balance related to impaired loans for the periods indicated (in thousands):

	Three Months ended June 30,
	2014		2013
	Average Book	Interest Income	Average Book	Interest Income
	Balance	Recognized	Balance	Recognized

Commercial	$359	$—	$438	$—
Real estate - commercial	3,466	19	5,357	21
Real estate - construction	317	5	874	6
Real estate - mortgage	2,611	13	1,371	10
Installment	114	—	144	1
Other	315	—	407	—
Total	$7,182	$37	$8,591	$38

	Six Months ended June 30,
	2014		2013
	Average Book	Interest Income	Average Book	Interest Income
	Balance	Recognized	Balance	Recognized

Commercial	$425	$—	$455	$—
Real estate - commercial	3,480	38	5,370	41
Real estate - construction	319	10	877	13
Real estate - mortgage	2,608	25	1,379	20
Installment	114	—	145	2
Other	317	—	408	—
Total	$7,263	$73	$8,634	$76

Nonperforming loans include all such loans that are either on nonaccrual status or are 90 days past due as to principal or interest but still accrue interest because such loans are well-secured and in the process of collection. Nonperforming loans are summarized as of the periods indicated as follows (in thousands):

			Loans Past Due Over
	Nonaccrual		89 Days Still Accruing
	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013
Commercial	$321	$698	$—	$—
Real estate - commercial	2,086	3,425	—	—
Real estate - construction	—	110	—	—
Real estate - mortgage	1,599	417	—	—
Installment	57	69	—	—
Other	293	374	—	—
Total	$4,356	$5,093	$—	$—

If interest on nonaccrual loans had been accrued, such income would have approximated $3,000 and $50,000 for the three month periods ended June 30, 2014 and 2013. If interest on nonaccrual loans had been accrued, such income would have approximated $13,000 and $135,000 for the six month periods ended June 30, 2014 and 2013.

At June 30, 2014 there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of June 30, 2014
	Accruing Interest
			Greater than
		30-89 Days	89 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$43,743	$32	$—	$321	$44,096
Real estate - commercial	328,360	—	—	2,086	330,446
Real estate - construction	25,404	890	—	—	26,294
Real estate - mortgage	59,751	60	—	1,599	61,410
Installment	4,477	1	—	57	4,535
Other	39,819	54	—	293	40,166
Total	$501,554	$1,037	$—	$4,356	$506,947

	As of December 31, 2013
	Accruing Interest
			Greater than
		30-89 Days	89 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$46,587	$241	$—	$698	$47,526
Real estate - commercial	322,773	433	—	3,425	326,631
Real estate - construction	27,362	—	—	110	27,472
Real estate - mortgage	62,178	525	—	417	63,120
Installment	5,273	34	—	69	5,376
Other	38,594	343	—	374	39,311
Total	$502,767	$1,576	$—	$5,093	$509,436

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

At June 30, 2014, accruing TDRs were $2,102,000 and nonaccrual TDRs were $780,000 compared to accruing TDRs of $2,151,000 and nonaccrual TDRs of $905,000 at December 31, 2013. At June 30, 2014, there were $232,000 in specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. At December 31, 2013, there were $78,000 in specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. There were no commitments to lend additional amounts at June 30, 2014 and December 31, 2013 to customers with outstanding loans classified as troubled debt restructurings. There were no TDRs that subsequently defaulted during the periods ended June 30, 2014 and 2013 for which there was a modification in the preceding twelve months.

The following table presents loans that were modified and recorded as TDRs during the periods indicated below (dollars in thousands):

	For the three months ended June 30, 2014
	Accruing TDRs			Nonaccrual TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	—	$—	$—	1	$144	$144

	For the three months ended June 30, 2013
	Accruing TDRs			Nonaccrual TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Real estate - mortgage	—	$—	$—	1	$201	$201
Other	—	$—	$—	1	$48	$48

	For the six months ended June 30, 2014
	Accruing TDRs			Nonaccrual TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	—	$—	$—	2	$228	$228
Real estate - mortgage	—	$—	$—	1	$95	$95
Other	—	$—	$—	1	$44	$44

	For the six months ended June 30, 2013
	Accruing TDRs			Nonaccrual TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	—	$—	$—	1	$45	$45
Real estate - commercial	—	$—	$—	1	$290	$290
Real estate - construction	1	$77	$77	—	$—	$—
Real estate - mortgage	—	$—	$—	1	$201	$201
Other	—	$—	$—	1	$48	$48
14

The following table presents a summary of TDRs by type of concession and by type of loan as of the periods indicated below (dollars in thousands):

June 30, 2014	Accruing TDRs
				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Real estate - commercial	5	$—	$191	$669	$860
Real estate-construction	1	—	315	—	315
Real estate - mortgage	3	—	290	620	910
Installment	1	—	—	17	17
	10	$—	$796	$1,306	$2,102

	Nonaccrual TDRs
				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Commercial	3	$—	$228	$27	$255
Real estate - mortgage	2	95	—	107	202
Installment	2	—	—	57	57
Other	5	144	56	66	266
	12	$239	$284	$257	$780

December 31, 2013	Accruing TDRs
				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Real estate - commercial	5	$—	$195	$686	$881
Real estate-construction	1	—	325	—	325
Real estate - mortgage	3	—	293	625	918
Installment	1	—	—	27	27
	10	$—	$813	$1,338	$2,151

	Nonaccrual TDRs
				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Commercial	2	$—	$—	$391	$391
Real estate-construction	1	—	110	—	110
Real estate - mortgage	1	—	—	113	113
Installment	2	—	—	59	59
Other	4	104	60	68	232
	10	$104	$170	$631	$905
15

Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses by portfolio segment (in thousands):

	For the three months ended June 30, 2014
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance March 31, 2014	$794	$5,144	$581	$859	$120	$798	$762	$9,058
Charge-offs	—	—	(16)	(28)	(30)	(2)		(76)
Recoveries	17	—	—	2	11	—		30
Provisions for loan losses	(13)	(46)	(28)	39	19	(7)	36	—
Balance June 30, 2014	$798	$5,098	$537	$872	$120	$789	$798	$9,012

	For the three months ended June 30, 2013
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance March 31, 2013	$1,170	$5,720	$595	$938	$87	$676	$465	$9,651
Charge-offs	(26)	(3)	—	(46)	(17)	(55)		(147)
Recoveries	16	—	1	2	4	—		23
Provisions for loan losses	(313)	(230)	(157)	26	93	299	282	—
Balance June 30, 2013	$847	$5,487	$439	$920	$167	$920	$747	$9,527

	For the six months ended June 30, 2014
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2013	$876	$5,196	$610	$842	$131	$832	$814	$9,301
Charge-offs	—	(13)	(16)	(280)	(63)	(2)		(374)
Recoveries	67	—	—	2	15	1		85
Provisions for loan losses	(145)	(85)	(57)	308	37	(42)	(16)	—
Balance June 30, 2014	$798	$5,098	$537	$872	$120	$789	$798	$9,012

	For the six months ended June 30, 2013
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2012	$843	$6,295	$690	$982	$98	$721	$829	$10,458
Charge-offs	(109)	(440)	(369)	(202)	(28)	(55)		(1,203)
Recoveries	258	—	3	2	9	—		272
Provisions for loan losses	(145)	(368)	115	138	88	254	(82)	—
Balance June 30, 2013	$847	$5,487	$439	$920	$167	$920	$747	$9,527
16

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (in thousands):

		Real Estate	Real Estate	Real Estate
June 30, 2014	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$228	$4	$—	$80	$—	$—	$—	$312
Collectively evaluated for impairment	570	5,094	537	792	120	789	798	8,700
Total ending allowance balance	$798	$5,098	$537	$872	$120	$789	$798	$9,012

Loans:
Loans individually evaluated for impairment	$322	$2,947	$315	$2,508	$74	$293		$6,459
Loans collectively evaluated for impairment	43,774	327,499	25,979	58,902	4,461	39,873		500,488
Total ending loans balance	$44,096	$330,446	$26,294	$61,410	$4,535	$40,166		$506,947

		Real Estate	Real Estate	Real Estate
December 31, 2013	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$150	$28	$—	$50	$—	$—	$—	$228
Collectively evaluated for impairment	726	5,168	610	792	131	832	814	9,073
Total ending allowance balance	$876	$5,196	$610	$842	$131	$832	$814	$9,301

Loans:
Loans individually evaluated for impairment	$698	$4,306	$435	$1,335	$96	$374		$7,244
Loans collectively evaluated for impairment	46,828	322,325	27,037	61,785	5,280	38,937		502,192
Total ending loans balance	$47,526	$326,631	$27,472	$63,120	$5,376	$39,311		$509,436

The following table shows the loan portfolio allocated by management’s internal risk ratings (in thousands):

	As of June 30, 2014
	Pass	Special Mention	Substandard	Total
Commercial	$40,234	$3,378	$484	$44,096
Real estate - commercial	323,917	513	6,016	330,446
Real estate - construction	26,294	—	—	26,294
Real estate - mortgage	59,224	—	2,186	61,410
Installment	4,459	—	76	4,535
Other	39,644	—	522	40,166
Total	$493,772	$3,891	$9,284	$506,947

	As of December 31, 2013
	Pass	Special Mention	Substandard	Total
Commercial	$45,446	$1,107	$973	$47,526
Real estate - commercial	309,828	6,213	10,590	326,631
Real estate - construction	27,101	261	110	27,472
Real estate - mortgage	61,200	—	1,920	63,120
Installment	5,278	—	98	5,376
Other	38,611	—	700	39,311
Total	$487,464	$7,581	$14,391	$509,436
17

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the probable incurred losses in the loan portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan loss experience, and the Company’s underwriting policies. The Bank’s method of calculating the historical loss factors applied to loans identified as “homogenous segments” of the loan portfolio incorporates losses from the past twelve quarters and is applied to loan pools based on a “Migration Analysis” method. The method calculates Net Charge Offs (charge offs less corresponding recoveries) and measures them against average balances in loan pools based on the risk grade in effect on charged-off loans four quarters prior to the actual charge off date. The logic behind this four quarter “look back” is to account for management’s estimate of the typical time lapse between the recognition of the problem loan and the recognition of some or all of the loan as uncollectable. In addition, the loss ratios are calculated using “factored” logic which systematically reduces the Net Charge Off value so that charge offs occurring in older periods do not have as much weight as more recent charge offs. Management of the Company believes that the decreases in the overall level of the allowance for loan losses over the past several quarters is directionally consistent with the improving credit quality trends of the loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover the probable incurred losses in loans receivable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. The Company also engages a third party credit review consultant to analyze the Company’s loan loss adequacy periodically. In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

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

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet and was $146,000, as of June 30, 2014 and December 31, 2013.

4. OTHER REAL ESTATE OWNED

The table shows the changes in other real estate owned (OREO) as of the periods indicated as follows (in thousands):

	June 30,	December 31,
	2014	2013
Balance, January 1	$3,454	$22,423
Loans transferred to other real estate owned	1,340	818
Premises transferred to other real estate owned	—	627
Sales of other real estate owned	(4,396)	(17,204)
Gain (loss) on sale or write-down of other real estate owned	107	(3,210)
Balance, end of period	$505	$3,454
18

The following table presents the components of OREO expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Operating expenses	$15	$92	$200	$234
Provision for unrealized losses	84	623	84	884
Net (gain) loss on sales	(15)	275	(190)	248
Total other real estate owned expense	$84	$990	$94	$1,366

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis (in thousands):

Recurring Basis

	Fair Value Measurements at June 30, 2014 Using:
	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of state and political subdivisions	$4,724	$—	$4,724	$—
Government sponsored agency mortgage-backed securities	200,845	—	200,845	—
Corporate debt securities	5,145	—	5,145	—
Equity securities	2,982	—	2,982	—
	$213,696	$—	$213,696	$—

	Fair Value Measurements at December 31, 2013 Using:
	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
Obligations of U.S. government sponsored agencies	$18,198	$—	$18,198	$—
Obligations of state and political subdivisions	5,317	—	5,317	—
Government sponsored agency mortgage-backed securities	248,277	—	248,277	—
Corporate debt securities	4,755	—	4,755	—
Equity securities	2,932	—	2,932	—
	$279,479	$—	$279,479	$—

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the period ended June 30, 2014, there were no transfers between Levels 1 and 2.

19

There were no liabilities measured at fair value on a recurring basis at June 30, 2014 or 2013.

Nonrecurring Basis

	Total at				Total Losses		Total Losses
	June 30,	Fair Value Measurements Using:			For three months ended June 30,		For six months ended June 30,
	2014	Level 1	Level 2	Level 3	2014	2013	2014	2013

Impaired loans:
Commercial	$—	$—	$—	$—	$124	$(198)	$78	$88
Real estate - commercial	112	—	—	112	(2)	—	(24)	239
Real estate - construction	—	—	—	—	—	—	—	357
Real estate - mortgage	1,140	—	—	1,140	82	186	299	272
Other	144	—	—	144	—	140	36	177
Other real estate owned:
Real estate - commercial	—	—	—	—	—	104	—	123
Real estate - construction	78	—	—	78	5	518	5	518
Real estate - mortgage	115	—	—	115	79	—	79	—
Total assets measured at fair value on a nonrecurring basis	$1,589	$—	$—	$1,589	$288	$750	$473	$1,774

	Total at
	December 31,	Fair Value Measurements Using:
	2013	Level 1	Level 2	Level 3	Total Losses

Impaired loans:
Commercial	$157	$—	$—	$157	$63
Real estate - commercial	593	—	—	593	239
Real estate - construction	110	—	—	110	71
Real estate - mortgage	291	—	—	291	42
Other	164	—	—	164	71
Other real estate owned:
Real estate - commercial	570	—	—	570	57
Real estate - construction	2,147	—	—	2,147	1,125
Total assets measured at fair value on a nonrecurring basis	$4,032	$—	$—	$4,032	$1,668

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

20

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis (in thousands):

June 30, 2014	Fair Value	Valuation Techniques	Unobservable Inputs	Range
(Weighted
Average)

Impaired loans:
Real estate - commercial	$ 112	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Real estate - mortgage	$ 1,140	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Other	$ 144	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Other real estate owned:
Real estate - construction	$ 78	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 6% (6%)
Real estate - mortgage	$ 115	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)

December 31, 2013	Fair Value	Valuation Techniques	Unobservable Inputs	Range
(Weighted
Average)

Impaired loans:
Commercial	$ 157	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Real estate - commercial	$ 593	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Real estate - construction	$ 110	Sales comparison approach	Adjustment for differences between the comparable sales	2% to 3% (3%)
Real estate - mortgage	$ 291	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Other	$ 164	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Other real estate owned:
Real estate - commercial	$ 570	Sales comparison approach	Adjustment for differences between the comparable sales	6% to 11% (9%)
Real estate - construction	$ 2,147	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 6% (6%)

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

The following assumptions were used as of June 30, 2014 and December 31, 2013 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

a)	Cash and Due From Banks - The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

b)	Federal Funds Sold - The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

c)	Time Deposits at Other Financial Institutions - The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 2.

d)	FHLB, FRB Stock and Other Securities - It was not practicable to determine the fair value of FHLB or FRB stock due to the restrictions placed on its transferability.

e)	Investment Securities - The fair value of investment securities are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Available-for-sale securities are carried at fair value.

f)	Loans - Commercial loans, residential mortgages, construction loans and direct financing leases are segmented by fixed and adjustable rate interest terms, by maturity, and by performing and nonperforming categories.

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

21

The fair value of nonperforming loans is estimated by discounting estimated future cash flows using current interest rates with an additional risk adjustment reflecting the individual characteristics of the loans, or using the fair value of underlying collateral for collateral dependent loans as a practical expedient.

g)	Deposits - The fair values disclosed for noninterest-bearing and interest-bearing demand deposits and savings and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. Fair values for certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

h)	Subordinated Debentures - The fair values of the Company’s subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

i)	Commitments to Fund Loans/Standby Letters of Credit - The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The differences between the carrying value of commitments to fund loans or standby letters of credit and their fair value are not significant and therefore not included in the following table.

j)	Accrued Interest Receivable/Payable - The carrying amounts of accrued interest approximate fair value and therefore follow the same classification as the related asset or liability.
22

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

		Fair Value Measurements at
		June 30, 2014 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$22,984	$22,984	$—	$—	$22,984
Federal funds sold	124,640	124,640	—	—	124,640
Time deposits at other
financial institutions	2,226	—	2,226	—	2,226
FHLB, FRB and other securities	8,576	—	—	—	N/A
Securities:
Available-for-sale	213,696	—	213,696	—	213,696
Held-to-maturity	2	—	2	—	2
Loans	497,591	—		510,476	510,476
Accrued interest receivable	1,847	—	490	1,357	1,847

FINANCIAL LIABILITIES
Deposits:
Nonmaturity deposits	$659,549	$659,549	$—	$—	$659,549
Time deposits	138,443	—	138,472	—	138,472
Subordinated debentures	21,651	—	—	8,198	8,198
Accrued interest payable	106	2	28	76	106

		Fair Value Measurements at
		December 31, 2013 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS
Cash and due from banks	$19,348	$19,348	$—	$—	$19,348
Federal funds sold	38,135	38,135	—	—	38,135
Time deposits at other
financial institutions	2,226	—	2,226	—	2,226
FHLB, FRB and other securities	8,402	—	—	—	N/A
Securities:
Available-for-sale	279,479	—	279,479	—	279,479
Held-to-maturity	2	—	2	—	2
Loans	499,943	—		510,611	510,611
Accrued interest receivable	2,124	—	692	1,432	2,124

FINANCIAL LIABILITIES
Deposits:
Nonmaturity deposits	$638,112	$638,112	$—	$—	$638,112
Time deposits	149,737	—	149,899	—	149,899
Subordinated debentures	21,651	—	—	7,702	7,702
Accrued interest payable	108	2	29	77	108
23

6. DEPOSITS

The following table summarizes the Company’s deposits by type for the periods indicated below (in thousands):

	June 30,	December 31,
	2014	2013
Noninterest-bearing demand	$198,128	$184,971
Interest-bearing demand	208,145	202,508
Savings and money market	253,276	250,633
Time certificates	138,443	149,737
Total deposits	$797,992	$787,849

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

The obligation to pay interest on the Debentures is cumulative and will continue to accrue, currently at a variable rate of 3.48% on the 2033 Debentures, variable rate of 3.03% on the 2034 Debentures and a variable rate of 1.56% on the 2036 Debentures.  Interest is generally set at variable rates based on the three-month LIBOR, reset and payable quarterly, plus 3.25% for the 2033 Debentures, plus 2.80% for the 2034 Debentures, and plus 1.33% for the 2036 Debentures. At June 30, 2014 and December 31, 2013, the Company had recorded accrued and unpaid interest payments of $76,000 and $77,000, respectively.

The trust preferred securities issued by the trusts are currently included in Tier 1 capital in the amount of $21,000,000 for purposes of determining Leverage, Tier 1 and Total Risk-Based capital ratios for the periods ending June 30, 2014 and December 31, 2013.

The following table summarizes the terms of each subordinated debenture issuance (dollars in thousands):

			Fixed or
	Date		Variable	Current	Rate	Redemption	June 30,	December 31,
Series	Issued	Maturity	Rate	Rate	Index	Date	2014	2013
North Valley Capital Trust II	4/10/03	4/24/33	Variable	3.48%	LIBOR + 3.25%	4/24/08	6,186	6,186
North Valley Capital Trust III	5/5/04	4/24/34	Variable	3.03%	LIBOR + 2.80%	7/23/09	5,155	5,155
North Valley Capital Statutory Trust IV	12/29/05	3/15/36	Variable	1.56%	LIBOR + 1.33%	3/15/11	10,310	10,310
							$21,651	$21,651

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

24

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. At June 30, 2014 and December 31, 2013, unrecognized tax benefits totaled $265,000 and $519,000, respectively.

Net deferred tax assets totaled $13,146,000 and $15,309,000 at June 30, 2014 and December 31, 2013, respectively.

9. PENSION PLAN BENEFITS

The Company has a supplemental retirement plan for key executives and a supplemental retirement plan for certain retired key executives and directors. These plans are nonqualified defined benefit plans and are unsecured. Total contributions paid were $63,000 for the three months ended June 30, 2014 and 2013, and total contributions paid were $125,000 for the six months ended June 30, 2014 and 2013. Components of net periodic benefit cost for the Company’s supplemental nonqualified defined benefit plans for the three and six months ended June 30, 2014 and 2013 are presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
Components of net periodic benefits cost:	2014	2013	2014	2013
Service cost	$169	$171	$338	$341
Interest cost	116	93	233	186
Prior service amortization	24	24	49	49
Recognized net actuarial loss	36	49	71	98
Total components of net periodic cost	$345	$337	$691	$674

10. STOCK-BASED COMPENSATION

Stock Option Plans

At June 30, 2014, the Company had two shareholder approved stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan. A total of 733,793 shares were authorized under all plans at June 30, 2014. The plans do not provide for the settlement of awards in cash and new shares are issued upon exercise of the options. The North Valley Bancorp 1998 Employee Stock Incentive Plan provides for awards in the form of options (which may constitute incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to key employees) and also provides for the award of shares of Common Stock to outside directors. As provided in the 1998 Employee Stock Incentive Plan, the authorization to award incentive stock options terminated on February 19, 2008. Pursuant to the 1998 Employee Stock Incentive Plan there were outstanding options to purchase 47,068 shares of Common Stock at June 30, 2014. The North Valley Bancorp 2008 Stock Incentive Plan was adopted by the Company’s Board of Directors on February 27, 2008, effective that date, and was approved by the Company’s shareholders at the annual meeting, May 22, 2008. The terms of the 2008 Stock Incentive Plan are substantially the same as the North Valley Bancorp 1998 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan provides for the grant to key employees of stock options, which may consist of NSOs and ISOs. Under the 2008 Stock Incentive Plan, options may not be granted at a price less than the fair value at the date of the grant. Under all plans, options may be exercised over a ten year term. The vesting period is generally four years; however the vesting period can be modified at the discretion of the Company’s Board of Directors, and for all options granted after the fourth quarter in 2008 the vesting period is five years. The 2008 Stock Incentive Plan also provides for the grant to outside directors, and to consultants and advisers to the Company, of stock options, all of which must be NSOs. The shares of Common Stock authorized to be granted as options under the 2008 Stock Incentive Plan consist 686,725 shares of Common Stock reserved for issuance under the terms of the 2008 Stock Incentive Plan, consisting of 302,553 shares to be issued upon the exercise of options granted and still outstanding as of that date, 5,580 shares issued as stock awards and 378,592 shares reserved for future stock option grants and director stock awards at June 30, 2014. Effective January 1, 2009, and on each January 1 thereafter for the remaining term of the 2008 Stock Incentive Plan, the aggregate number of shares of Common Stock which are reserved for issuance pursuant to options granted under the terms of the 2008 Stock Incentive Plan shall be increased by a number of shares of Common Stock equal to 2% of the total number of the shares of Common Stock of the Company outstanding at the end of the most recently concluded calendar year. Any shares of Common Stock that have been reserved but not issued as options during any calendar year shall remain available for grant during any subsequent calendar year. Outstanding options under the plans are exercisable until their expiration. Each outside director of the Company shall also be eligible to receive a stock award of 180 shares of Common Stock as part of his or her annual retainer paid by the Company for his or her services as a director. The number of shares of Common Stock available as stock awards to outside directors shall equal the number of shares of Common Stock to be awarded to such outside directors.

25

Stock-based Compensation

There were no options granted in the three and six month periods ended June 30, 2014. There were no options granted in the three month period ended June 30, 2013. There were 114,234 options granted for the six month period ended June 30, 2013. For the three month period ended June 30, 2014 and 2013, the compensation cost recognized for share based compensation was $98,000 and $108,000, respectively. For the six month period ended June 30, 2014 and 2013, the compensation cost recognized for share based compensation was $196,000 and $191,000, respectively. At June 30, 2014, the total unrecognized compensation cost related to stock-based awards granted to employees under the Company’s stock option plans was $1,208,000. This cost is expected to be amortized on a straight-line basis over a weighted average period of approximately 3.2 years and will be adjusted for subsequent changes in estimated forfeitures. The following table summarizes the weighted average grant date fair value of options granted for the three and six month periods ended June 30, 2014 and 2013, based on the following assumptions used in a Black-Scholes Merton model.

	For three months ended June 30,		For six months ended June 30,
	2014	2013	2014	2013
Weighted average grant date fair value per share of options granted	N/A	N/A	N/A	$9.53
Significant weighted average assumptions used in calculating fair value:
Expected term	N/A	N/A	N/A	6.32 years
Expected annual volatility	N/A	N/A	N/A	60%
Expected annual dividend yield	N/A	N/A	N/A	N/A
Risk-free interest rate	N/A	N/A	N/A	1.38%

A summary of outstanding stock options follows:

			Weighted
		Weighted	Average
		Average	Remaining	Exercise	Aggregate
		Exercise	Contractual	Price	Intrinsic
	Shares	Price	Term	Range	Value ($000)

Outstanding at January 1, 2014	354,710	$24.55	8 years	$9.97-$103.10	$2,151

Granted	—	—
Exercised	—	—
Expired or Forfeited	(5,089)	75.76

Outstanding at June 30, 2014	349,621	$23.80	7 years	$9.97-$103.10	$2,151
Fully vested and exercisable at June 30, 2014	172,485	$33.98	5 years	$9.97-$103.10	$753
Options expected to vest at June 30, 2014	177,136	$13.89	8 years	$9.97-$16.80	$1,399

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of June 30, 2014. There were no options exercised during the three and six month periods ended June 30, 2014 and 2013.

11. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes that the ultimate resolution of all pending legal actions will not have a material effect on the Company’s financial position or results of its operations or its cash flows.

26

On January 24, 2014, a putative shareholder class action lawsuit titled John Solak v. North Valley Bancorp, et al. was filed against the Company in the Superior Court of the State of California, County of Shasta. TriCo Bancshares and all of the individuals serving as Directors of the Company were also named as defendants. The complaint alleges breach of fiduciary duty and aiding and abetting breach of fiduciary duty in connection with the Agreement and Plan of Merger and Reorganization signed between the Company and TriCo Bancshares on January 21, 2014. The Company and the Directors of the Company have not yet filed a response to the complaint. However, on July 31, 2014, following settlement discussions, the named defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of the lawsuit. In connection with the settlement contemplated by the memorandum of understanding, and in consideration for the full settlement and release of all claims under the lawsuit, TriCo Bancshares and North Valley agreed to make certain additional disclosures related to the proposed Merger, which were reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2014. The memorandum of understanding contemplates that the parties will negotiate in good faith and use their reasonable best efforts to enter into a stipulation of settlement, although there can be no assurance that the parties will ultimately enter into a stipulation of settlement. The Company, the Directors of the Company and TriCo Bancshares continue to believe that the lawsuit is without merit and they vigorously deny the allegations that the Company Directors breached their fiduciary duties. The resolution of this matter is not expected to have a material impact on the Company's business, financial condition or results of operations, though no assurance can be given in this regard, as no estimate of the potential loss, if any, can be made at this time.

The Company was contingently liable under letters of credit issued on behalf of its customers in the amount of $3,858,000 and $4,557,000 at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, commercial and consumer lines of credit and real estate loans of approximately $38,255,000 and $36,139,000, respectively, were undisbursed. At December 31, 2013, commercial and consumer lines of credit and real estate loans of approximately $38,683,000 and $35,264,000, respectively, were undisbursed. Approximately 82% of these undisbursed loan commitments are associated with variable rate loans.

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

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to inventory purchases by the Company’s commercial customers and such guarantees are typically short term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Virtually all of such commitments are collateralized. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2014 and 2013. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

Loan commitments and standby letters of credit involve, to varying degrees, elements of credit and market risk in excess of the amounts recognized in the balance sheet and do not necessarily represent the actual amount subject to credit loss. At June 30, 2014 and December 31, 2013, the reserve for unfunded commitments totaled $146,000.

In management’s opinion, a concentration exists in real estate-related loans which represent approximately 82% and 81% of the Company’s loan portfolio for periods ended June 30, 2014 and 2013. Although management believes such concentrations to have no more than the normal risk of collectibility, a continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on collectibility of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

12. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock. Stock options for 204,013 and 214,302 shares of common stock were not considered in computing diluted earnings per common share for the three months ended June 30, 2014 and 2013, respectively, because they were antidilutive.

27

There was no difference in the numerator used in the calculation of basic earnings per share and diluted earnings per share for the three months ended June 30, 2014 and 2013 (in thousands except earnings per share data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic
Net income	$1,260	$894	$2,179	$2,155
Weighted average common shares outstanding	6,836	6,835	6,836	6,835
Basic earnings per common share	$0.18	$0.13	$0.32	$0.32

Diluted
Net income	$1,260	$894	$2,179	$2,155
Weighted average common shares outstanding	6,836	6,835	6,836	6,835
Dilutive effect of outstanding stock options	54	18	53	15
Average shares and dilutive potential common shares	6,890	6,853	6,889	6,850
Diluted earnings per common share	$0.18	$0.13	$0.32	$0.31

13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Changes in each component of accumulated other comprehensive (loss) income for the periods ended June 30, 2014 and 2013 were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2014	$(2,547)	$(1,308)	$(3,855)
Net unrealized gain on securities available for sale, net of tax, $1,374	1,976	—	1,976
Reclassification adjustment for gains on securities, net of tax, ($23)	(33)	—	(33)
Net loss arising during the period, net of tax, ($46)	—	(64)	(64)
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits, net of tax $25	—	35	35
Balance at June 30, 2014	$(604)	$(1,337)	$(1,941)

Balance at March 31, 2013	$2,585	$(1,478)	$1,107
Net unrealized losses on securities available for sale, net of tax, ($4,047)	(5,823)	—	(5,823)
Reclassification adjustment for gains on securities, net of tax	—	—	—
Net gain arising during the period, net of tax, $400	—	577	577
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits, net of tax $30	—	44	44
Balance at June 30, 2013	$(3,238)	$(857)	$(4,095)

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2013	$(3,734)	$(1,286)	$(5,020)
Net unrealized gain on securities available for sale, net of tax, $2,199	3,163	—	3,163
Reclassification adjustment for gains on securities, net of tax, ($23)	(33)	—	(33)
Net loss arising during the period, net of tax, ($85)	—	(122)	(122)
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits, net of tax $49	—	71	71
Balance at June 30, 2014	$(604)	$(1,337)	$(1,941)

Balance at December 31, 2012	$3,287	$(1,621)	$1,666
Net unrealized losses on securities available for sale, net of tax, ($4,312)	(6,205)	—	(6,205)
Reclassification adjustment for gains on securities, net of tax, ($223)	(320)	—	(320)
Net gain arising during the period, net of tax, $470	—	676	676
Reclassification adjustment for amortization of prior service cost and net gain included in salaries and employee benefits, net of tax $60	—	88	88
Balance at June 30, 2013	$(3,238)	$(857)	$(4,095)
28

Amounts reclassified out of accumulated other comprehensive income were as follows (in thousands):

Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified From Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Statement Where Net Income is Presented
	Three months ended June 30,
	2014	2013
Gain on investment securities	$56	$—	Gain on sales or calls of securities, net
Amortization of prior service cost and net gain included in net periodic pension cost	(60)	(74)	Salaries and employee benefits
	(4)	(74)	Total before tax
	2	30	Provision for income tax
	$(2)	$(44)	Net of tax

Details About Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified From Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Statement Where Net Income is Presented
	Six months ended June 30,
	2014	2013
Gain on investment securities	$56	$543	Gain on sales or calls of securities, net
Amortization of prior service cost and net gain included in net periodic pension cost	(120)	(148)	Salaries and employee benefits
	(64)	395	Total before tax
	26	(163)	Provision for income tax
	$(38)	$232	Net of tax
29

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

Share Based Compensation. At June 30, 2014, the Company had two stock-based compensation plans: the 1998 Employee Stock Incentive Plan and the 2008 Stock Incentive Plan, which are described more fully in Note 10 to the Notes to Condensed Consolidated Financial Statements. Compensation cost is recognized on all share-based payments over the requisite service periods of the awards based on the grant-date fair value of the options determined using the Black-Scholes-Merton based option valuation model. Critical assumptions that are assessed in computing the fair value of share-based payments include stock price volatility, expected dividend rates, the risk free interest rate and the expected lives of such options. Compensation cost recorded is net of estimated forfeitures expected to occur prior to vesting. For further information on the computation of the fair value of share-based payments, see Note 10 to the Notes to Condensed Consolidated Financial Statements in Item 1 above.

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

Overview

Proposed Merger with TriCo Bancshares

On January 21, 2014, the Company entered into an Agreement and Plan of Merger and Reorganization dated January 21, 2014 (the “Merger Agreement”), pursuant to which the Company would merge with and into TriCo Bancshares, a California corporation (“TriCo”), with TriCo being the surviving corporation. Immediately thereafter, the Company’s subsidiary bank, North Valley Bank, would be merged with and into TriCo’s subsidiary bank, Tri Counties Bank. Shareholders of the Company will receive a fixed exchange ratio of 0.9433 shares of TriCo common stock for each share of Company common stock. The transactions contemplated by the Merger Agreement are expected to close in the third quarter of 2014, pending approvals of the Company shareholders and the TriCo shareholders, the receipt of all necessary regulatory approvals, and the satisfaction of other closing conditions which are customary for such transactions. The Company held a special meeting of shareholders on August 7, 2014, at which time the Merger Agreement was approved by a vote of the shareholders. The results of all matters submitted to a vote of the shareholders will be reported by the Company on Form 8-K. The TriCo shareholders also approved the Merger Agreement by a vote at the annual meeting of TriCo shareholders held the same day, August 7, 2014. The closing contemplated by the Merger Agreement remains subject to the receipt of all necessary regulatory approvals and other customary closing conditions.

Financial Results

(in thousands except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net interest income	$7,446	$7,578	$15,208	$15,014
Provision for loan losses	—	—	—	—
Noninterest income	2,700	3,651	5,130	7,980
Noninterest expense	8,571	9,936	17,327	19,824
Provision for income taxes	315	399	832	1,015
Net income	$1,260	$894	$2,179	$2,155

Per Share Amounts
Basic Earnings Per Share	$0.18	$0.13	$0.32	$0.32
Diluted Earnings Per Share	$0.18	$0.13	$0.32	$0.31

Annualized Return on Average Assets	0.55%	0.40%	0.48%	0.48%
Annualized Return on Average Equity	1.05%	3.69%	4.57%	4.49%

The Company had net income of $1,260,000, or $0.18 per diluted share, and $2,179,000, or $0.32 per diluted share, for the three and six months ended June 30, 2014, respectively. This compares to net income of $894,000, or $0.13 per diluted share, and $2,155,000, or $0.31 per diluted share, for the three and six months ended June 30, 2013, respectively. Net interest income decreased $132,000 for the three months ended June 30, 2014, compared to the same period in 2013. Noninterest income decreased $951,000 for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to the reduction in gains on sale of loans. Noninterest expense decreased $1,365,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due primarily to the decrease in other real estate owned expenses.

Net interest income increased $194,000 for the six months ended June 30, 2014, compared to the same period in 2013, and noninterest income decreased $2,850,000 for the six months ended June 30, 2014 compared to the same period in 2013. Noninterest expense decreased $2,497,000 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due primarily to the decrease in other real estate owned expenses for the first six months ended June 30, 2014.

Results of Operation

Net Interest Income and Net Interest Margin (fully taxable equivalent basis)

Net interest income is the difference between interest earned on loans, investments and other earning assets, and interest paid on deposits and borrowings, and is the primary revenue source for the Company. Net interest margin is net interest income expressed as a percentage of average earning assets. These items have been adjusted to give effect to $29,000 and $45,000 in taxable-equivalent interest income on tax-free investments for the three month periods ended June 30, 2014 and 2013, respectively.

Net interest income for the three months ended June 30, 2014 was $7,475,000, a $148,000, or 1.9%, decrease from net interest income of $7,623,000 for the same period in 2013. Interest income decreased $203,000, or 2.5%, to $7,823,000 for the three month period ended June 30, 2014 compared to the same period in 2013, due primarily to both a decrease in average securities balances and a decrease in rates paid on average loans. The Company had foregone interest income for the loans placed on nonaccrual status of $3,000 during the three months ended June 30, 2014 compared to $50,000 for the same period in 2013. Average loans outstanding during the three months ended June 30, 2014 increased $15,139,000, or 3.1%, to $506,391,000 compared to the same period in 2013. This higher loan volume increased interest income by $198,000. The average yield earned on the loan portfolio decreased 22 basis points to 5.02% for the three months ended June 30, 2014 compared to the same period in 2013. This decrease in yield decreased interest income for the three months ended June 30, 2014 by $281,000. The decrease to interest income from the loan portfolio was $83,000 for the three months ended June 30, 2014. The average balance of the entire investment portfolio decreased $67,465,000, or 22.6%, which caused a $383,000 reduction in interest income. This decrease was partially offset by an increase in average yield of the investment portfolio of 33 basis points which increased interest income by $215,000.

Interest expense for the three months ended June 30, 2014 compared to the same period in 2013, decreased $55,000, or 13.6%, to $348,000. The average rates paid on time deposits decreased 9 basis points to 0.35% and reduced interest expense by $31,000 along with a decrease in average time deposits of $18,733,000 which reduced interest expense by $21,000 for the quarter ended June 30, 2014. The average rate paid on other borrowed funds increased 13 basis points to 2.43% for the quarter ended June 30, 2014 compared to 2.30% for the same period in 2013, resulting in an increase to interest expense of $7,000, which was offset by a decrease in average balance of other borrowed funds resulting in a decrease of interest expense of $10,000.

The net interest margin for the three months ended June 30, 2014 decreased 20 basis points to 3.57% from 3.77% for the same period in 2013 and a decrease of 20 basis points from the 3.77% net interest margin for the linked quarter ended March 31, 2014.

The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated:

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)
	Three months ended June 30, 2014			Three months ended June 30, 2013
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$102,520	0.23%	$60	$20,786	0.23%	$12
Investment securities:
Taxable	226,894	2.38%	1,348	290,563	2.02%	1,465
Tax exempt (1)	4,442	7.31%	82	8,238	6.48%	133
Total investments	231,336	2.48%	1,430	298,801	2.15%	1,598
Loans (2)(3)	506,391	5.02%	6,333	491,252	5.24%	6,416
Total earning assets	840,247	3.73%	7,823	810,839	3.97%	8,026

Nonearning assets	92,856			105,675
Allowance for loan losses	(9,050)			(9,591)
Total nonearning assets	83,806			96,084

Total assets	$924,053			$906,923

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Transaction accounts	$210,416	0.04%	$19	$194,034	0.04%	$18
Savings and money market	256,543	0.12%	75	244,943	0.12%	76
Time certificates	140,831	0.35%	123	159,564	0.44%	175
Other borrowed funds	21,651	2.43%	131	23,347	2.30%	134
Total interest bearing liabilities	629,441	0.22%	348	621,888	0.26%	403
Demand deposits	178,685			167,757
Other liabilities	18,604			20,088
Total liabilities	826,730			809,733
Stockholders’ equity	97,323			97,190
Total liabilities and stockholders’ equity	$924,053			$906,923
Net interest income			$7,475			$7,623
Net interest spread		3.51%			3.71%
Net interest margin		3.57%			3.77%

(1)  Tax-equivalent basis; non-taxable securities are exempt from federal taxation.

(2)  Loans on nonaccrual status have been included in the computations of averages balances.

(3)  Includes loan fees of ($16) and $72 for the three months ended June 30, 2014 and 2013, respectively.

Net interest income for the six months ended June 30, 2014 was $15,266,000, a $152,000, or 1.0%, increase from net interest income of $15,114,000 for the same period in 2013. The Company had foregone interest income for the loans placed on nonaccrual status of $13,000 during the six months ended June 30, 2014 compared to $135,000 for the same period in 2013. The average loans outstanding during the six months ended June 30, 2014 increased $18,917,000, or 3.9%, to $506,769,000. This higher loan volume increased interest income by $499,000. The average yield earned on the loan portfolio decreased 22 basis points to 5.06% for the six months ended June 30, 2014. This decrease in yield decreased interest income by $553,000. The net decrease in interest income from the loan portfolio was $54,000. The average balance of the investment portfolio decreased $33,411,000, or 11.4%, which accounted for a $437,000 decrease in interest income and an increase in average yield of the investment portfolio of 29 basis points increased interest income by $458,000.

Interest expense for the six months ended June 30, 2014 decreased $130,000, or 15.6%, to $705,000 compared to the same period in 2013. The average rates paid on time deposits decreased 11 basis points to 0.36% and reduced interest expense by $77,000 along with a decrease in average time deposits of $19,261,000 which reduced interest expense by $45,000 for the period ended June 30, 2014.

The net interest margin for the six months ended June 30, 2014 decreased 11 basis points to 3.67% from 3.78% for the same period in 2013. The following table sets forth the Company’s consolidated condensed average daily balances and the corresponding average yields received and average rates paid of each major category of assets, liabilities, and stockholders’ equity for the periods indicated (these items have been adjusted to give effect to $58,000 and $100,000 in taxable-equivalent interest income on tax-free investments for the six month periods ended June 30, 2014 and 2013, respectively):

Schedule of Average Daily Balance and Average Yields and Rates
(Dollars in thousands)
	Six months ended June 30, 2014			Six months ended June 30, 2013
	Average	Yield/	Interest	Average	Yield/	Interest
	Balance	Rate	Amount	Balance	Rate	Amount

Assets
Earning assets:
Federal funds sold	$74,161	0.23%	$86	$26,916	0.23%	$31
Investment securities:
Taxable	253,941	2.37%	2,987	283,020	2.02%	2,841
Tax exempt (1)	4,702	7.29%	170	9,034	6.59%	295
Total investments	258,643	2.46%	3,157	292,054	2.17%	3,136
Loans (2)(3)	506,769	5.06%	12,728	487,852	5.28%	12,782
Total earning assets	839,573	3.84%	15,971	806,822	3.99%	15,949

Nonearning assets	91,447			105,291
Allowance for loan losses	(9,166)			(10,036)
Total nonearning assets	82,281			95,255

Total assets	$921,854			$902,077

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Transaction accounts	$208,536	0.04%	$39	$191,102	0.04%	$36
Savings and money market	255,458	0.12%	149	242,690	0.13%	154
Time certificates	143,602	0.36%	256	162,863	0.47%	378
Other borrowed funds	21,651	2.44%	261	22,504	2.39%	267
Total interest bearing liabilities	629,247	0.23%	705	619,159	0.27%	835
Demand deposits	179,485			167,606
Other liabilities	16,956			18,473
Total liabilities	825,688			805,238
Stockholders’ equity	96,166			96,839
Total liabilities and stockholders’ equity	$921,854			$902,077
Net interest income			$15,266			$15,114
Net interest spread		3.61%			3.72%
Net interest margin		3.67%			3.78%

(1)  Tax-equivalent basis; non-taxable securities are exempt from federal taxation.

(2)  Loans on nonaccrual status have been included in the computations of averages balances.

(3)  Includes loan fees of $51 and $190 for the six months ended June 30, 2014 and 2013, respectively.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate
(Dollars in thousands)	Three months ended June 30, 2014			Six months ended June 30, 2014
	compared with			compared with
	Three months ended June 30, 2013			Six months ended June 30, 2013
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
Interest Income
Interest on Federal funds sold	$47	$1	$48	$54	$1	$55
Interest on investments:
Taxable securities	(322)	205	(117)	(294)	440	146
Tax exempt securities (1)	(61)	10	(51)	(143)	18	(125)
Total investments	(383)	215	(168)	(437)	458	21
Interest on loans	198	(281)	(83)	499	(553)	(54)
Total interest income	(138)	(65)	(203)	116	(94)	22

Interest Expense
Transaction accounts	$2	$(1)	$1	$3	$—	$3
Savings and money market	3	(4)	(1)	8	(13)	(5)
Time deposits	(21)	(31)	(52)	(45)	(77)	(122)
Other borrowed funds	(10)	7	(3)	(10)	4	(6)
Total interest expense	(26)	(29)	(55)	(44)	(86)	(130)

Total change in net interest income	$(112)	$(36)	$(148)	$160	$(8)	$152

(1) Taxable equivalent

Provision for Loan Losses

The provision for loan losses is recorded to bring the allowance for loan losses to a level considered appropriate by management based on factors which are discussed under “Allowance for Loan Losses” starting on page 46.

The Company did not record a provision for loan losses for the three and six month periods ended June 30, 2014 and 2013. The process for determining allowance adequacy and the resultant provision for loan losses includes a comprehensive analysis of the loan portfolio. Factors in the analysis include size and mix of the loan portfolio, nonperforming loan levels, charge-off/recovery activity and other qualitative factors including economic environment and activity. The decision to not record a provision for the three and six month periods ended June 30, 2014 reflects management’s assessment of the overall adequacy of the allowance for loan losses including the consideration of the level of nonperforming loans, other trends in the quality and performance of our loan portfolio, and other general economic factors. Management believes that the current level of allowance for loan losses as of June 30, 2014 of $9,012,000, or 1.78% of total loans, is adequate at this time. The allowance for loan losses was $9,301,000, or 1.83% of total loans, at December 31, 2013.

Noninterest Income

The following table is a summary of the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service charges on deposit accounts	$749	$971	$1,447	$1,923
Other fees and charges	1,088	1,108	2,100	2,228
Gain on sale of loans	291	920	520	1,845
Gain on sales or calls of securities, net	56	—	56	543
Increase in cash value of life insurance	363	319	710	782
Other	153	333	297	659
Total	$2,700	$3,651	$5,130	$7,980

Noninterest income for the quarter ended June 30, 2014 decreased $951,000, or 26.1%, to $2,700,000 compared to $3,651,000 for the same period in 2013. Service charges on deposits decreased by $222,000 to $749,000 for the second quarter of 2014 compared to $971,000 for the same period in 2013. Other fees and charges decreased by $20,000 to $1,088,000 for the second quarter of 2014 compared to $1,108,000 for the second quarter of 2013, while earnings on cash surrender value of life insurance policies increased by $44,000 to $363,000 for the second quarter of 2014 compared to $319,000 for the second quarter of 2013. The Company recorded gains on the sale of mortgage loans of $291,000 for the second quarter of 2014 compared to gains on the sale of mortgage loans of $700,000 for the same period in 2013. The Company did not record a gain on the sale of SBA loans for the second quarter of 2014 compared to gains on the sale of SBA loans of $220,000 for the same period in 2013. The Company recorded a gain on the sale of investments securities of $56,000 for the second quarter of 2014 compared to no gains on the sale of investment securities for the same period in 2013. Other noninterest income decreased $180,000, to $153,000 for the quarter ended June 30, 2014 compared to $333,000 for the same period in 2013. The decrease in other noninterest income was primarily attributed to a decrease in OREO rental income received from an OREO property sold in the second quarter 2013.

Noninterest income for the six months ended June 30, 2014 decreased $2,850,000 to $5,130,000 compared to $7,980,000 for the same period in 2013. Service charges on deposits decreased by $476,000 to $1,447,000 for the six months ended June 30, 2014 compared to $1,923,000 for the same period in 2013 and other fees and charges decreased $128,000 to $2,100,000 for the six months ended June 30, 2014 compared to $2,228,000 for the same period in 2013. The Company had a $520,000 gain on sale of loans for the quarter ended June 30, 2014, a decrease of $1,325,000 compared to $1,845,000 for the same period in 2013 due primarily to a gain on sale of mortgage loans. Of the $520,000 gain on sale of loans for the six months ended June 30, 2014, the sale of mortgage loans was $475,000 and the sale of SBA loans was $45,000 compared to the sale of mortgage loans of $1,457,000 and the sale of SBA loans of $388,000 for the same period in 2013. The Company had a $56,000 gain on sale of securities for the six months ended June 30, 2014, as compared to a gain on sale of securities of $543,000 for the same period in 2013.

Noninterest Expense

The following table is a summary of the Company’s noninterest expense for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Salaries and employee benefits	$4,866	$5,077	$9,889	$10,239
Data processing	640	666	1,291	1,327
Occupancy expense	595	615	1,218	1,248
Director expense	214	227	415	420
Furniture and equipment expense	196	202	412	422
Professional services	187	295	427	564
FDIC and state assessments	166	213	307	431
Loan expense	154	249	314	554
ATM and on-line banking	143	129	297	268
Marketing expense	107	136	245	286
Messenger	106	103	214	209
Postage	105	117	214	239
Operations expense	103	118	200	234
Printing and supplies	88	117	191	244
Merger related expense	88	—	378	—
Other real estate owned expense	84	990	94	1,366
Amortization of intangibles	37	37	73	73
Other	692	645	1,148	1,700
Total	$8,571	$9,936	$17,327	$19,824

Noninterest expense decreased $1,365,000, or 13.7%, to $8,571,000 for the second quarter of 2014 from $9,936,000 for the second quarter in 2013. Salaries and employee benefits decreased $211,000, for the second quarter of 2014 compared to the second quarter of 2013. Occupancy and furniture and equipment expense decreased $26,000 for the second quarter of 2014 compared to the second quarter of 2013, OREO expense decreased $906,000 to $84,000, for the second quarter of 2014 compared to $990,000 for the same period in 2013, and FDIC and state assessments decreased $47,000 to $166,000 for the second quarter of 2014, compared to $213,000 for the same period in 2013. Other expense decreased $175,000 to $2,664,000 for the second quarter of 2014 compared to $2,839,000 for the same period in 2013. For the three months ended June 30, 2014, the Company had approximately $88,000 of merger-related expenses resulting from the pending merger with TriCo Bancshares.

Noninterest expense decreased $2,497,000, or 12.6%, to $17,327,000 for the six months ended June 30, 2014 from $19,824,000 for the same period in 2013. Salaries and employee benefits decreased $350,000, for the six months ended June 30, 2014 compared to the same period in 2013. Occupancy and furniture and equipment expense decreased $40,000 for the six months ended June 30, 2014 compared to the same period in 2013, OREO expense decreased $1,272,000 to $94,000, for the six months ended June 30, 2014 compared to the same period in 2013, and FDIC and state assessments decreased $124,000 to $307,000 for the six month ended June 30, 2014 compared to the same period in 2013. Other expense decreased $711,000 to $5,407,000 for the six months ended June 30, 2014 compared to the same period in 2013. For the six months ended June 30, 2014, the Company had approximately $378,000 of merger-related expenses resulting from the pending merger with TriCo Bancshares.

Income Taxes

The Company recorded a provision for income taxes of $315,000 resulting in an effective tax rate of 20.0% for the three months ended June 30, 2014, compared to a provision for income taxes of $399,000, or an effective tax rate of 30.9%, for the three months ended June 30, 2013. The Company recorded a provision for income taxes of $832,000 resulting in an effective tax rate of 27.6% for the six months ended June 30, 2014, compared to a provision for income taxes of $1,015,000, or an effective tax rate of 32.0%, for the six months ended June 30, 2013. The decrease in the effective tax rate was the result of a favorable conclusion of the audit by the Franchise Tax Board for tax years 2003, 2004, 2007 and 2008, which resulted in a one-time tax benefit of $262,000.  The decrease in the effective tax rate was partially offset by the capitalization of certain merger expenses and by California’s revision to its enterprise zone program which eliminated the favorable tax treatment of loans made in an enterprise zone and reduced the tax credits available for employees hired in an enterprise zone.  The remaining difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes.

Financial Condition as of June 30, 2014 As Compared to December 31, 2013

Overview

Total assets at June 30, 2014 increased $17,218,000, or 1.88%, to $934,982,000, compared to $917,764,000 at December 31, 2013. Loans, net of deferred loan fees, decreased $2,641,000, or 0.52%, to $506,603,000 at June 30, 2014 from $509,244,000 at December 31, 2013. Investment securities decreased $65,783,000, or 23.54%, to $213,696,000 at June 30, 2014 from $279,479,000 at December 31, 2013. Fed Funds sold increased $86,505,000 to $124,640,000 as of June 30, 2014 as compared to $38,135,000 at December 31, 2013.

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

Loans, the Company’s primary component of earning assets, decreased $2,489,000 during the six months ended June 30, 2014 to $506,947,000 from $509,436,000 at December 31, 2013. Real estate commercial loans and other loans, primarily home equity loans, increased by $3,815,000 and $855,000, respectively. These increases were offset by decreases in commercial loans of $3,430,000, real estate construction loans of $1,178,000, real estate mortgage loans of $1,710,000 and installment loans of $841,000.

The Company’s average loan to deposit ratio was 64.4% for the six months ended June 30, 2014 compared to 64.1% for the year ended December 31, 2013.

Major classifications of loans are summarized as follows (in thousands):

	June 30,	December 31,
	2014	2013
Commercial	$44,096	$47,526
Real estate - commercial	330,446	326,631
Real estate - construction	26,294	27,472
Real estate - mortgage	61,410	63,120
Installment	4,535	5,376
Other	40,166	39,311
Gross loans	506,947	509,436
Deferred loan fees, net	(344)	(192)
Allowance for loan losses	(9,012)	(9,301)
Loans, net	$497,591	$499,943

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

The following table presents impaired loans and the related allowance for loan losses as of the dates indicated (in thousands):

	As of June 30, 2014			As of December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no allocated allowance
Commercial	$94	$97	$—	$458	$481	$—
Real estate - commercial	2,835	3,005	—	4,193	4,284	—
Real estate - construction	315	315	—	435	449	—
Real estate - mortgage	2,132	2,199	—	919	948	—
Installment	74	95	—	96	115	—
Other	293	314	—	374	397	—
Subtotal	5,743	6,025	—	6,475	6,674	—

With allocated allowance
Commercial	228	237	228	240	240	150
Real estate - commercial	112	112	4	113	113	28
Real estate - mortgage	376	379	80	416	416	50
Subtotal	716	728	312	769	769	228
Total Impaired Loans	$6,459	$6,753	$312	$7,244	$7,443	$228

The following table presents the average balance related to impaired loans for the period indicated (in thousands):

	Three Months ended June 30,
	2014		2013
	Average Book	Interest Income	Average Book	Interest Income
	Balance	Recognized	Balance	Recognized

Commercial	$359	$—	$438	$—
Real estate - commercial	3,466	19	5,357	21
Real estate - construction	317	5	874	6
Real estate - mortgage	2,611	13	1,371	10
Installment	114	—	144	1
Other	315	—	407	—
Total	$7,182	$37	$8,591	$38

	Six Months ended June 30,
	2014		2013
	Average Book	Interest Income	Average Book	Interest Income
	Balance	Recognized	Balance	Recognized

Commercial	$425	$—	$455	$—
Real estate - commercial	3,480	38	5,370	41
Real estate - construction	319	10	877	13
Real estate - mortgage	2,608	25	1,379	20
Installment	114	—	145	2
Other	317	—	408	—
Total	$7,263	$73	$8,634	$76

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

Nonperforming assets are summarized as follows (in thousands):

	June 30,	December 31,
	2014	2013
Nonaccrual loans	$4,356	$5,093
Loans past due 90 days or more and still accruing interest	—	—
Total nonperforming loans	4,356	5,093
Other real estate owned	505	3,454
Total nonperforming assets	$4,861	$8,547

Nonaccrual loans to total gross loans	0.86%	1.00%
Nonperforming loans to total gross loans	0.86%	1.00%
Total nonperforming assets to total assets	0.52%	0.93%
41

At June 30, 2014 and December 31, 2013, the recorded investment in nonperforming loans (defined as nonaccrual loans and loans 90 days or more past due and still accruing interest) was approximately $4,356,000 and $5,093,000, respectively. The Company had $308,000 of specific allowance for loan losses on nonperforming loans of $604,000 at June 30, 2014 as compared to $150,000 of specific allowance for loan losses on impaired loans of $240,000 at December 31, 2013. Nonperforming loans as a percentage of total loans were 0.86% at June 30, 2014, as compared to 1.00% at December 31, 2013.

At June 30, 2014, net carrying value of other real estate owned decreased $2,949,000 to $505,000 from $3,454,000 at December 31, 2013. During the six month period ending June 30, 2014, the Company transferred two properties into OREO totaling $1,340,000, sold four properties totaling $4,396,000, had write-downs of OREO of $83,000 and recorded gain on sale of OREO of $190,000. As part of the financial close process, valuations of OREO are performed by management and write-downs are recorded as warranted. At June 30, 2014, OREO was comprised of five properties which consisted of the following: one residential land properties totaling $78,000, one commercial construction property for $161,000, two commercial land parcels for $151,000 and one residential property totaling $115,000.

Nonperforming assets (nonperforming loans and OREO) totaled $4,861,000 at June 30, 2014, a decrease of $17,334,000 from the June 30, 2013 balance of $22,195,000, and a $3,686,000 decrease from the December 31, 2013 balance of $8,547,000. Nonperforming assets as a percentage of total assets were 0.52% at June 30, 2014 compared to 2.42% at June 30, 2013 and 0.93% at December 31, 2013.

If interest on nonaccrual loans had been accrued, such income would have approximated $3,000 and $50,000 for the three month periods ended June 30, 2014 and 2013. If interest on nonaccrual loans had been accrued, such income would have approximated $13,000 and $135,000 for the six month periods ended June 30, 2014 and 2013.

At June 30, 2014 there were no commitments to lend additional funds to borrowers whose loans were classified as nonaccrual.

The composition of nonaccrual loans as of June 30, 2014, December 31, 2013, September 30, 2013 and June 30, 2013. was as follows (in thousands):

	June		March		December		September
	2014		2014		2013		2013
		% of		% of		% of		% of
	Amount	total	Amount	total	Amount	total	Amount	total
Commercial	$321	7.4%	$260	5.4%	$698	13.7%	$582	11.2%
Real estate - commercial	2,086	47.9%	2,989	62.2%	3,425	67.2%	3,391	65.0%
Real estate - construction	—	0.0%	109	2.3%	110	2.2%	438	8.4%
Real estate - mortgage	1,599	36.7%	1,116	23.2%	417	8.2%	412	7.9%
Installment	57	1.3%	57	1.2%	69	1.4%	82	1.6%
Other	293	6.7%	274	5.7%	374	7.3%	311	6.0%
Total nonaccrual loans	$4,356	100.0%	$4,805	100.0%	$5,093	100.0%	$5,216	100.0%

At June 30, 2014, there were six real-estate-commercial loans totaling $2,086,000, or 47.9%, of the nonperforming loans. The six real estate-commercial loans have an average loan balance of $348,000. Charge-offs of $239,000 have been taken on these loans and no specific reserves have been required for these loans.

At June 30, 2014, nonaccrual real-estate-mortgage loans totaled $1,599,000, or 36.7%, of the nonaccrual loans. There are eight loans that make up the balance. Charge-offs of $261,000 have been taken on these loans and $80,000 in specific reserves have been established for these loans as of June 30, 2014. There were two residential income properties totaling $641,000. Charge-offs of $215,000 have been taken on these loans and no specific reserve has been required. The remaining six loans were residential loans totaling $958,000. Charge-offs of $46,000 have been taken on these loans and $80,000 in specific reserves have been required.

The following table shows an aging analysis of the loan portfolio by the amount of time past due (in thousands):

	As of June 30, 2014
	Accruing Interest
			Greater than
		30-89 Days	89 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$43,743	$32	$—	$321	$44,096
Real estate - commercial	328,360	—	—	2,086	330,446
Real estate - construction	25,404	890	—	—	26,294
Real estate - mortgage	59,751	60	—	1,599	61,410
Installment	4,477	1	—	57	4,535
Other	39,819	54	—	293	40,166
Total	$501,554	$1,037	$—	$4,356	$506,947

	As of December 31, 2013
	Accruing Interest
			Greater than
		30-89 Days	89 Days
	Current	Past Due	Past Due	Nonaccrual	Total

Commercial	$46,587	$241	$—	$698	$47,526
Real estate - commercial	322,773	433	—	3,425	326,631
Real estate - construction	27,362	—	—	110	27,472
Real estate - mortgage	62,178	525	—	417	63,120
Installment	5,273	34	—	69	5,376
Other	38,594	343	—	374	39,311
Total	$502,767	$1,576	$—	$5,093	$509,436

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

At June 30, 2014, accruing TDRs were $2,102,000 and nonaccrual TDRs were $780,000 compared to accruing TDRs of $2,151,000 and nonaccrual TDRs of $905,000 at December 31, 2013. At June 30, 2014, there were $232,000 in specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. At December 31, 2013, there were $78,000 in specific reserves allocated to customers whose loan terms were modified in troubled debt restructurings. There were no commitments to lend additional amounts at June 30, 2014 and December 31, 2013 to customers with outstanding loans classified as troubled debt restructurings. There were no TDRs that subsequently defaulted during the period ended June 30, 2014 and 2013 for which there was a modification in the preceding twelve months.

The following table presents loans that were modified and recorded as TDRs during the periods indicated below (dollars in thousands):

	For the three months ended June 30, 2014
	Accruing TDRs			Nonaccrual TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	—	$—	$—	1	$144	$144

	For the three months ended June 30, 2013
	Accruing TDRs			Nonaccrual TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Real estate - mortgage	—	$—	$—	1	$201	$201
Other	—	$—	$—	1	$48	$48

	For the six months ended June 30, 2014
	Accruing TDRs			Nonaccrual TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	—	$—	$—	2	$228	$228
Real estate - mortgage	—	$—	$—	1	$95	$95
Other	—	$—	$—	1	$44	$44

	For the six months ended June 30, 2013
	Accruing TDRs			Nonaccrual TDRs
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	—	$—	$—	1	$45	$45
Real estate - commercial	—	$—	$—	1	$290	$290
Real estate - construction	1	$77	$77	—	$—	$—
Real estate - mortgage	—	$—	$—	1	$201	$201
Other	—	$—	$—	1	$48	$48

A summary of TDRs by type of concession and by type of loan as of the periods indicated below (dollars in thousands):

June 30, 2014	Accruing TDRs
				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Real estate - commercial	5	$—	$191	$669	$860
Real estate-construction	1	—	315	—	315
Real estate - mortgage	3	—	290	620	910
Installment	1	—	—	17	17
	10	$—	$796	$1,306	$2,102

	Nonaccrual TDRs
				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Commercial	3	$—	$228	$27	$255
Real estate - mortgage	2	95	—	107	202
Installment	2	—	—	57	57
Other	5	144	56	66	266
	12	$239	$284	$257	$780

December 31, 2013	Accruing TDRs
				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Real estate - commercial	5	$—	$195	$686	$881
Real estate-construction	1	—	325	—	325
Real estate - mortgage	3	—	293	625	918
Installment	1	—	—	27	27
	10	$—	$813	$1,338	$2,151

	Nonaccrual TDRs
				Rate
				Reduction
	Number			and
	of	Rate	Maturity	Maturity
	Contracts	Reduction	Extension	Extension	Total
Commercial	2	$—	$—	$391	$391
Real estate-construction	1	—	110	—	110
Real estate - mortgage	1	—	—	113	113
Installment	2	—	—	59	59
Other	4	104	60	68	232
	10	$104	$170	$631	$905
45

Allowance for Loan Losses

The following table presents the activity in the allowance for loan losses by portfolio segment (in thousands):

	For the three months ended June 30, 2014
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance March 31, 2014	$794	$5,144	$581	$859	$120	$798	$762	$9,058
Charge-offs	—	—	(16)	(28)	(30)	(2)		(76)
Recoveries	17	—	—	2	11	—		30
Provisions for loan losses	(13)	(46)	(28)	39	19	(7)	36	—
Balance June 30, 2014	$798	$5,098	$537	$872	$120	$789	$798	$9,012

	For the three months ended June 30, 2013
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance March 31, 2013	$1,170	$5,720	$595	$938	$87	$676	$465	$9,651
Charge-offs	(26)	(3)	—	(46)	(17)	(55)		(147)
Recoveries	16	—	1	2	4	—		23
Provisions for loan losses	(313)	(230)	(157)	26	93	299	282	—
Balance June 30, 2013	$847	$5,487	$439	$920	$167	$920	$747	$9,527

	For the six months ended June 30, 2014
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2013	$876	$5,196	$610	$842	$131	$832	$814	$9,301
Charge-offs	—	(13)	(16)	(280)	(63)	(2)		(374)
Recoveries	67	—	—	2	15	1		85
Provisions for loan losses	(145)	(85)	(57)	308	37	(42)	(16)	—
Balance June 30, 2014	$798	$5,098	$537	$872	$120	$789	$798	$9,012

	For the six months ended June 30, 2013
		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total

Allowance for Loan Losses
Balance December 31, 2012	$843	$6,295	$690	$982	$98	$721	$829	$10,458
Charge-offs	(109)	(440)	(369)	(202)	(28)	(55)		(1,203)
Recoveries	258	—	3	2	9	—		272
Provisions for loan losses	(145)	(368)	115	138	88	254	(82)	—
Balance June 30, 2013	$847	$5,487	$439	$920	$167	$920	$747	$9,527

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (in thousands):

		Real Estate	Real Estate	Real Estate
June 30, 2014	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$228	$4	$—	$80	$—	$—	$—	$312
Collectively evaluated for impairment	570	5,094	537	792	120	789	798	8,700
Total ending allowance balance	$798	$5,098	$537	$872	$120	$789	$798	$9,012

Loans:
Loans individually evaluated for impairment	$322	$2,947	$315	$2,508	$74	$293		$6,459
Loans collectively evaluated for impairment	43,774	327,499	25,979	58,902	4,461	39,873		500,488
Total ending loans balance	$44,096	$330,446	$26,294	$61,410	$4,535	$40,166		$506,947

		Real Estate	Real Estate	Real Estate
December 31, 2013	Commercial	Commercial	Construction	Mortgage	Installment	Other	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$150	$28	$—	$50	$—	$—	$—	$228
Collectively evaluated for impairment	726	5,168	610	792	131	832	814	9,073
Total ending allowance balance	$876	$5,196	$610	$842	$131	$832	$814	$9,301

Loans:
Loans individually evaluated for impairment	$698	$4,306	$435	$1,335	$96	$374		$7,244
Loans collectively evaluated for impairment	46,828	322,325	27,037	61,785	5,280	38,937		502,192
Total ending loans balance	$47,526	$326,631	$27,472	$63,120	$5,376	$39,311		$509,436
46

The following table shows the loan portfolio allocated by management’s internal risk ratings (in thousands):

	As of June 30, 2014
	Pass	Special Mention	Substandard	Total
Commercial	$40,234	$3,378	$484	$44,096
Real estate - commercial	323,917	513	6,016	330,446
Real estate - construction	26,294	—	—	26,294
Real estate - mortgage	59,224	—	2,186	61,410
Installment	4,459	—	76	4,535
Other	39,644	—	522	40,166
Total	$493,772	$3,891	$9,284	$506,947

	As of December 31, 2013
	Pass	Special Mention	Substandard	Total
Commercial	$45,446	$1,107	$973	$47,526
Real estate - commercial	309,828	6,213	10,590	326,631
Real estate - construction	27,101	261	110	27,472
Real estate - mortgage	61,200	—	1,920	63,120
Installment	5,278	—	98	5,376
Other	38,611	—	700	39,311
Total	$487,464	$7,581	$14,391	$509,436

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the probable incurred losses in the loan portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan loss experience, and the Company’s underwriting policies. The Bank’s method of calculating the historical loss factors applied to loans identified as “homogenous segments” of the loan portfolio incorporates losses from the past twelve quarters and is applied to loan pools based on a “Migration Analysis” method. The method calculates Net Charge Offs (charge offs less corresponding recoveries) and measures them against average balances in loan pools based on the risk grade in effect on charged-off loans four quarters prior to the actual charge off date. The logic behind this four quarter “look back” is to account for management’s estimate of the typical time lapse between the recognition of the problem loan and the recognition of some or all of the loan as uncollectable. In addition, the loss ratios are calculated using “factored” logic which systematically reduces the Net Charge Off value so that charge offs occurring in older periods do not have as much weight as more recent charge offs. Management of the Company believes that the decreases in the overall level of the allowance for loan losses over the past several quarters is directionally consistent with the improving credit quality trends of the loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover the probable incurred losses in loans receivable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company’s control. The Company also engages a third party credit review consultant to analyze the Company’s loan loss adequacy periodically. In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

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
47

•	Unallocated Allowance. The unallocated loan loss allowance represents an amount for imprecision or uncertainty that is inherent in estimates used to determine the allowance.

The Company also maintains a separate allowance for off-balance-sheet commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheet and was $146,000, as of June 30, 2014 and December 31, 2013.

Deposits

Total deposits increased $10,143,000 to $797,992,000 at June 30, 2014 compared to $787,849,000 at December 31, 2013. During the six months ended June 30, 2014, noninterest-bearing demand increased $13,157,000, interest-bearing demand deposits increased $5,637,000, and savings and money market deposits increased $2,643,000, while certificates of deposit decreased $11,294,000. There were no changes in the deposit products or deposit promotions offered by the Company during the six months ended June 30, 2014.

	June 30,	December 31,
	2014	2013
Noninterest-bearing demand	$198,128	$184,971
Interest-bearing demand	208,145	202,508
Savings and money market	253,276	250,633
Time certificates	138,443	149,737
Total deposits	$797,992	$787,849

Capital Resources

The Company maintains capital to support future growth and maintain financial strength while trying to effectively manage the capital on hand. From the depositor standpoint, a greater amount of capital on hand relative to total assets is generally viewed as positive. At the same time, from the standpoint of the shareholder, a greater amount of capital on hand may not be viewed as positive because it limits the Company’s ability to earn a high rate of return on stockholders’ equity (ROE). Stockholders’ equity increased $5,454,000 to $98,883,000 as of June 30, 2014, as compared to $93,429,000 at December 31, 2013. The increase was the result of a change in accumulated other comprehensive loss of $3,079,000, net income of $2,179,000, and stock based compensation expense of $196,000, during the first six months of 2014. Under current regulations, management believes that the Company meets all capital adequacy requirements.

48

The Company’s and NVB’s capital amounts and risk-based capital ratios are presented below (in thousands).

					To be Well Capitalized
			For Capital		Under Prompt Corrective
			Adequacy Purposes		Action Provisions
	Actual		Minimum	Minimum	Minimum	Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
As of June 30, 2014:
Total capital (to risk weighted assets)	$121,684	19.41%	$50,153	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$113,831	18.16%	$25,073	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$113,831	12.43%	$36,631	4.00%	N/A	N/A

As of December 31, 2013:
Total capital (to risk weighted assets)	$119,178	19.04%	$50,075	8.00%	N/A	N/A
Tier 1 capital (to risk weighted assets)	$111,333	17.79%	$25,033	4.00%	N/A	N/A
Tier 1 capital (to average assets)	$111,333	12.16%	$36,623	4.00%	N/A	N/A

North Valley Bank
As of June 30, 2014:
Total capital (to risk weighted assets)	$120,318	19.23%	$50,054	8.00%	$62,568	10.00%
Tier 1 capital (to risk weighted assets)	$112,482	17.98%	$25,024	4.00%	$37,536	6.00%
Tier 1 capital (to average assets)	$112,482	12.29%	$36,609	4.00%	$45,762	5.00%

As of December 31, 2013:
Total capital (to risk weighted assets)	$116,783	18.68%	$50,014	8.00%	$62,518	10.00%
Tier 1 capital (to risk weighted assets)	$108,947	17.42%	$25,017	4.00%	$37,525	6.00%
Tier 1 capital (to average assets)	$108,947	11.90%	$36,621	4.00%	$45,776	5.00%

Liquidity

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors and borrowers. Collection of principal and interest on loans, the liquidations and maturities of investment securities, deposits with other banks, customer deposits and short term borrowings, when needed, are primary sources of funds that contribute to liquidity. As of June 30, 2014, $21,651,000 was outstanding in the form of subordinated debentures issued by the Company. Unused lines of credit with correspondent banks to provide federal funds of $10,000,000 as of June 30, 2014 were also available to provide liquidity. In addition, NVB is a member of the Federal Home Loan Bank providing additional unused borrowing capacity of $191,975,000 secured by certain loans and investment securities as of June 30, 2014. The Company also has an unused line of credit with the Federal Reserve Bank of San Francisco of $1,378,000 secured by investment securities.

The Company manages both assets and liabilities by monitoring asset and liability mixes, volumes, maturities, yields and rates in order to preserve liquidity and earnings stability. Total liquid assets (cash and due from banks, Federal funds sold and available for sale investment securities) totaled $361,320,000 and $336,962,000 (or 38.6% and 36.7% of total assets) at June 30, 2014 and December 31, 2013, respectively.

Core deposits, defined as demand deposits, interest bearing demand deposits, regular savings, money market deposit accounts and time deposits of less than $100,000, continue to provide a relatively stable and low cost source of funds. Core deposits totaled $732,332,000 and $716,631,000 at June 30, 2014 and December 31, 2013, respectively.

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

49

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

The hypothetical impact of sudden interest rate shocks applied to the Company’s asset and liability balances are modeled quarterly. The results of this modeling indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base level) from various sudden rate changes. This exercise is valuable in identifying risk exposures. The results for the Company’s most recent simulation analysis indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for sudden changes and do not materially differ from those of June 30, 2014.

50

For this simulation analysis, the Company has made certain assumptions about the duration of its non-maturity deposits that are important to determining net economic value at risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has not been a material change in the Company’s market risk profile for the six months ended June 30, 2014 compared to December 31, 2013. Please see discussion under the caption “Interest Rate Sensitivity” on page 49.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2014. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company or against any of its property. The Company, because of the nature of its business, is generally subject to various legal actions, threatened or filed, which involve ordinary, routine litigation incidental to its business. Although the amount of the ultimate exposure, if any, cannot be determined at this time, the Company does not expect that the final outcome of threatened or filed suits will have a materially adverse effect on its consolidated financial position. On January 24, 2014, a putative shareholder class action lawsuit titled John Solak v. North Valley Bancorp, et al. was filed against the Company in the Superior Court of the State of California, County of Shasta. TriCo Bancshares and all of the individuals serving as Directors of the Company were also named as defendants. The complaint alleges breach of fiduciary duty and aiding and abetting breach of fiduciary duty in connection with the Agreement and Plan of Merger and Reorganization signed between the Company and TriCo Bancshares on January 21, 2014. The Company and the Directors of the Company have not yet filed a response to the complaint. However, on July 31, 2014, following settlement discussions, the named defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of the lawsuit. In connection with the settlement contemplated by the memorandum of understanding, and in consideration for the full settlement and release of all claims under the lawsuit, TriCo Bancshares and North Valley agreed to make certain additional disclosures related to the proposed Merger, which were reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2014. The memorandum of understanding contemplates that the parties will negotiate in good faith and use their reasonable best efforts to enter into a stipulation of settlement, although there can be no assurance that the parties will ultimately enter into a stipulation of settlement. The Company, the Directors of the Company and TriCo Bancshares continue to believe that the lawsuit is without merit and they vigorously deny the allegations that the Company Directors breached their fiduciary duties. The resolution of this matter is not expected to have a material impact on the Company's business, financial condition or results of operations, though no assurance can be given in this regard, as no estimate of the potential loss, if any, can be made at this time.

51

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

NORTH VALLEY BANCORP
(Registrant)

Date	August 8, 2014

By:

/s/ Michael J. Cushman
Michael J. Cushman
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin R. Watson
Kevin R. Watson
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)
52